Form 10-Q
period 1996-09-30
STERLING FINANCIAL CORP /WA/
filed 1996-11-12
CIK 891106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                      10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996 OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM               TO
               -------------    -------------

          Commission file number  0-20800


                         STERLING FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


               Washington                                   91-1572822
               ----------                                   ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                              111 North Wall Street
                            Spokane, Washington 99201
                           --------------------------
               (Address of principal executive offices) (Zip Code)


                                 (509) 458-2711
                                 ---------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                   Outstanding as of September 30, 1996
               -----                  -------------------------------------
     Common Stock ($1.00 par value)                 5,537,328

                         STERLING FINANCIAL CORPORATION

                                    FORM 10-Q
                    for the Quarter Ended September 30, 1996


                                      INDEX
                                      -----




     PART I - Financial Information:


          Item 1 - Financial Statements (Unaudited):

          Consolidated Balance Sheets -
          September 30, 1996 and June 30, 1996

          Consolidated Statements of Operations -
          Three Months Ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows -
          Three Months Ended September 30, 1996 and 1995

          Consolidated Statement of Changes in Shareholders' Equity - Three Months Ended September 30, 1996

          Notes to Consolidated Financial Statements

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     PART II -  Other Information:

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports on Form 8-K

     STERLING FINANCIAL CORPORATION
     CONSOLIDATED BALANCE SHEETS (Unaudited)
     September 30, 1996 and June 30, 1996
     (Dollars in thousands)


                                                 September 30,  June 30,
                                                     1996         1996
                                                 ------------- ----------
                      ASSETS

       Cash and cash equivalents:
         Interest bearing                         $      453   $    2,308
         Non-interest bearing and vault               22,372       24,395
         Restricted                                    3,930        2,225
       Loans receivable (net of allowance for
         losses of $8,219 and $7,889)                913,406      886,667
       Loans held-for-sale                             7,346        7,456
       Investments and mortgage-backed securities:
         Available-for-sale                          487,494      460,061
         Held-to-maturity                             11,875       11,879
       Accrued interest receivable (including
         $513 and $711 on investments)                 8,912        9,080
       Office properties and equipment                40,357       40,471
       Real estate owned                               5,160        4,874
       Core deposit premium                            8,889        9,474
       Other intangibles                               1,923        2,131
       Purchased mortgage servicing rights             1,564        1,642
       Prepaid expenses and other assets              17,614       15,035
                                                  ----------   ----------
           TOTAL ASSETS                           $1,531,295   $1,477,698
                                                  ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits                                     $  896,568   $  898,394
     Advances from FHLB Seattle                      259,517      259,410
     Securities sold subject to repurchase
       agreements                                    201,558      195,785
     Federal funds purchased                          24,710            0
     Other borrowings                                 15,000            0
     Subordinated notes payable                       17,240       17,240
     Cashier's checks issued and payable              10,146        6,751
     Borrowers' reserves for taxes and insurance       2,866        1,718
     Accrued interest payable                          3,692        3,578
     Accrued expenses and other liabilities           15,678        9,077
                                                  ----------   ----------
           TOTAL LIABILITIES                       1,446,975    1,391,953
                                                  ----------   ----------

     STERLING FINANCIAL CORPORATION
     CONSOLIDATED BALANCE SHEETS (Unaudited), Continued
     September 30, 1996 and June 30, 1996
     (Dollars in thousands)


                                                 September 30,  June 30,
                                                     1996         1996
                                                 ------------- ----------

         LIABILITIES AND SHAREHOLDERS'
              EQUITY, CONTINUED

     Capital stock:
       Preferred Stock, $1 par value;
         10,000,000 shares authorized;
         1,040,000 shares issued and
         outstanding ($26,000 liquidation
         preference value)                        $    1,040   $    1,040
       Common stock, $1 par value; 20,000,000
         shares authorized; 5,537,328  and
         5,426,398  shares issued and
         outstanding                                   5,537        5,426
       Additional paid-in capital                     70,463       69,325
       Unrealized loss on investments and
         mortgage-backed securities available-
         for-sale, net of deferred income tax
         benefits of $4,952 and $5,542                (9,195)     (10,290)
     Retained earnings                                16,475       20,244
                                                  ----------   ----------
           TOTAL SHAREHOLDERS' EQUITY                 84,320       85,745
                                                  ----------   ----------
           TOTAL LIABILITIES AND SHAREHOLDERS'
             EQUITY                               $1,531,295   $1,477,698
                                                  ==========   ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     Three Months Ended September 30, 1996 and 1995
     (Dollars in thousands, except per share data)



                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
     Interest income:
       Loans                                       $   20,193  $   23,051
       Mortgage-backed securities                       6,371       4,275
       Investments and cash equivalents                 1,292       1,288
                                                   ----------  ----------
                                                       27,856      28,614
                                                   ----------  ----------
     Interest expense:
       Deposits                                        10,525      11,437
       Short-term borrowings                            7,306       5,511
       Long-term borrowings                               509       3,366
                                                   ----------  ----------
                                                       18,340      20,314
                                                   ----------  ----------
     Net interest income                                9,516       8,300
     Provision for loan losses                           (550)       (400)
                                                   ----------  ----------
     Net interest income after provision for
       loan losses                                      8,966       7,900
                                                   ----------  ----------
     Other income:
       Fees and service charges                         1,155         977
       Mortgage banking operations                        715         693
       Loan servicing fees                                118         241
       Net loss on sale and operation of
         real estate owned                               (167)        (88)
                                                   ----------  ----------
           Total other income                           1,821       1,823
                                                   ----------  ----------
     Operating expenses                                15,972       7,619
                                                   ----------  ----------
     Income (loss) before income taxes                 (5,185)      2,104
     Income tax provision (benefit)                    (1,887)        768
                                                   ----------  ----------
     Net income (loss)                                 (3,298)      1,336
     Less Preferred Stock dividends                      (471)       (471)
                                                   ----------  ----------
     Net income (loss) available to common
       shares                                      $   (3,769) $      865
                                                   ==========  ==========

     STERLING FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited), Continued
     Three Months Ended September 30, 1996 and 1995
     (Dollars in thousands, except per share data)



                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
     Earnings (loss) per common and common
       equivalent share                            $    (0.68) $     0.16
                                                   ==========  ==========
     Weighted average common shares outstanding     5,518,724   5,406,037
                                                   ==========  ==========
     Earnings (loss) per common share assuming
       full dilution                               $    (0.68) $     0.16
                                                   ==========  ==========
     Weighted average common shares outstanding
       assuming full dilution                       7,613,869   7,517,520
                                                   ==========  ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     Three Months Ended September 30, 1996 and 1995
     (Dollars in thousands)


                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
     Cash flows from operating activities:
       Net income (loss)                           $  (3,298)  $   1,336
       Adjustments to reconcile net income
         (loss) to net cash provided by (used
         in) operating activities:
           Provisions for loan and real estate
             owned losses                                 550         440
           Stock dividends on FHLB Seattle stock         (501)       (693)
           Net gain on sales of loans and
             securities                                  (715)       (408)
           Net gain on sales of real estate owned         (82)          0
           Depreciation and amortization                2,159       2,120
           Deferred income tax provision (benefit)          0         384
           Change in:
             Accrued interest receivable                  168         (43)
             Accrued interest payable                     114       1,903
             Cashier's checks issued and payable        3,395        (810)
             Prepaid expenses and other assets         (3,218)       (997)
             Accrued expenses and other
               liabilities                              6,601        (127)
         Proceeds from sales of loans                  41,661      61,324
         Loans originated for sale                    (40,836)    (64,436)
                                                   ----------  ----------
                 Net cash provided by (used in)
                   operating activities                 5,997          (7)
                                                   ----------  ----------
     Cash flows from investing activities:
       Loans disbursed                               (193,007)   (109,851)
       Loan principal payments                        164,998      90,773
       Purchase of loans receivable                         0           0
       Purchase of investments                         41,119           0
       Mortgage-backed securities principal
         payments                                      15,128      10,338
       Purchase of office properties and equipment       (649)       (680)
       Proceeds from sales of real estate owned           527         609
       Improvements to real estate owned                    0         (32)
                                                   ----------  ----------
                 Net cash used in investing
                   activities                         (53,733)     (8,843)
                                                   ----------  ----------

     STERLING FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), Continued
     Three Months Ended September 30, 1996 and 1995
     (Dollars in thousands)



                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
     Cash flows from financing activities:
       Net change in NOW, passbook and money
         market deposits                           $    2,625  $  13,176
       Proceeds from sales of certificates of
         deposit                                       89,863     171,349
       Payments for maturing certificates of
         deposit                                     (104,980)   (191,367)
       Interest credited to deposits                   10,666       8,270
       Advances from FHLB Seattle                      90,000      35,000
       Repayment of FHLB Seattle advances             (90,020)    (30,015)
       Net change in securities sold subject to
         repurchase agreements                          5,773       3,247
       Fractional shares of stock dividend paid
         in cash                                            0          (2)
       Cash dividends on Preferred Stock                 (471)       (471)
       Proceeds from exercise of stock options
         and warrants                                   1,249          54
       Net change in borrowers' reserves                1,148       1,969
       Purchase of Federal Funds                       24,710           0
       Proceeds from other borrowings                  15,000           0
                                                   ----------  ----------
                 Net cash provided by financing
                   activities                          45,563      11,210
                                                   ----------  ----------
     Net increase (decrease) in cash and cash
       equivalents                                     (2,173)      2,360
     Cash and cash equivalents at beginning of
       period                                          28,928      20,721
                                                   ----------  ----------
     Cash and cash equivalents at end of period    $   26,755  $   23,081
                                                   ==========  ==========
     Supplemental disclosures:
       Cash paid during the period for interest    $   18,226  $   18,411
       Cash paid during the period for income
         taxes                                            908         905
       Loans converted into real estate owned             730           0


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
     For the Three Months Ended September 30, 1996 (Unaudited)
     (Dollars in thousands)


                                 Preferred Stock         Common Stock       Additional                              Total
                              ---------------------  ---------------------   Paid-in    Unrealized    Retained   Shareholders'
                               Shares      Amount     Shares      Amount     Capital    Gain (Loss)   Earnings      Equity
                              ---------  ----------  ---------  ----------  ----------  -----------  ----------  -------------
      Balance, June 30, 1996  1,040,000  $    1,040  5,426,398  $    5,426  $   69,325  $  (10,290)  $   20,244    $   85,745

      Shares issued upon
        exercise of stock
        options                                         96,812          97         854                                    951
      Shares acquired and
        retired upon exercise
        of stock options                                (1,725)         (2)        (25)                                   (27)
      Shares issued upon
        exercise of warrants,
        net of related costs                            15,843          16         309                      325
      Dividends declared and
        paid on Preferred
        Stock ($0.45 per
        share)                                                                                             (471)         (471)
      Change in unrealized
        gain (loss), net of
        income taxes                                                                         1,095                      1,095
      Net loss                                                                                           (3,298)       (3,298)
                              ---------  ----------  ---------  ----------  ----------  ----------   ----------    ----------
      Balance, September 30,
        1996                  1,040,000  $    1,040  5,537,328  $    5,537  $   70,463  $   (9,195)  $   16,475    $   84,320
                              =========  ==========  =========  ==========  ==========  ==========   ==========    ==========

      The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  GENERAL:

         Notes to the June 30, 1996 consolidated financial statements, as set forth in Sterling's 1996 Annual Report to Shareholders, substantially apply to these interim consolidated financial statements as of and for the three months ended September 30, 1996 and are not repeated here. All financial statements presented are unaudited except for the June 30, 1996 balance sheet which was derived from the audited balance sheet as of that date.

     2.  INTERIM ADJUSTMENTS:

         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

     3.  RECLASSIFICATIONS:

         Certain September 30, 1995 balances have been reclassified to conform with the September 30, 1996 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

     4.  OPERATING EXPENSES:

         The components of total operating expenses are as follows:

                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                      1996      1995
                                                    --------   -------
                                                  (Dollars in thousands)

           Employee compensation and benefits         $3,171    $3,004
           Occupancy and equipment                     1,471     1,245
           Depreciation                                  763       642
           Amortization of unidentified intangibles      208       236
           Amortization of core deposit premium          585       594
           Advertising                                   440       101
           Data processing                               619       576
           Insurance                                     660       564
           SAIF one-time assessment                    5,800         0
           Legal and accounting                          996       262
           Other                                       1,259       395
                                                     -------    ------
                                                     $15,972    $7,619
                                                     =======    ======

         For a discussion of Operating Expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     5.  OTHER ACCOUNTING POLICIES:

         In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles being held and used by an entity be reviewed for impairment by estimating future cash flows from the use and disposition of the assets whenever circumstances indicate that the carrying amount of such assets may not be recoverable. Sterling adopted this new standard on July 1, 1996, and such adoption did not have any effect on its consolidated financial statements.

         The FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights." This standard applies to transactions involving sales or securitizations of mortgage loans with servicing rights retained. This standard must also be applied to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before adoption of this statement. Sterling adopted this standard on July 1, 1996, and such adoption did not have any effect on its consolidated financial statements. In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This standard also applies to transactions involving sales or securitizations of financial assets, such as mortgage loans. Sterling must adopt the provisions of this standard on July 1, 1997. Management does not believe that adoption of this statement will have a material effect on the consolidated financial statements.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and encourages all entities to adopt the fair value method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value method of accounting. Entities electing to retain the current accounting under the intrinsic method must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting under SFAS No. 123 had been applied. Sterling intends to continue using the intrinsic method of accounting for employee stock options and will provide required pro forma disclosures in its June 30, 1997 consolidated financial statements.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                         STERLING FINANCIAL CORPORATION
        Comparison of the Three Months Ended September 30, 1996 and 1995


     GENERAL

     Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Association ("Sterling Savings"). The significant operating subsidiaries of Sterling Savings are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings commenced operations in 1983 as a State of Washington-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington. Sterling, with $1.5 billion in total assets at September 30, 1996, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 41 retail branches located primarily in rural and suburban communities in Washington and Oregon and originates loans through its branch offices as well as 10 Action Mortgage residential loan production offices in the Spokane and Seattle, Washington, Portland, Oregon and Boise, Idaho metropolitan areas and three INTERVEST commercial real estate lending offices located in the metropolitan areas of Seattle and Spokane, Washington and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial. Sterling's revenues are derived primarily from interest earned on loans and mortgage-backed securities, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary thrift regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

     On September 30, 1996, federal legislation was enacted which included provisions regarding the Savings Association Insurance Fund ("SAIF") which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation requires SAIF-insured savings institutions, like Sterling, to pay a one-time special assessment of $0.657 for every $100 of deposits as of March 31, 1995. The special assessment is designed to capitalize the SAIF up to the prescribed 1.25% of SAIF-insured deposits.

     Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the quarter ended September 30, 1996. As a result of this special assessment, the deposit insurance premium is scheduled to significantly decline, effective January 1, 1997. Also, the legislation provides that banks will begin sharing the responsibility of paying the Financing Corporation ("FICO") bonds as of January 1, 1997.

     The new legislation contemplates a unification of the charters presently available to banks and thrifts. The Treasury Department is required to make recommendations regarding unification of the available charters and the merger of the insurance funds by March 31, 1997. The legislation requires a merger of the SAIF with the Bank Insurance Fund ("BIF") on January 1, 1999 if the unification of the charters for all insured-institutions has, in fact, occurred. SAIF and BIF will continue to operate as separate funds if this unification of charters has not taken place, until such time as additional federal legislation is passed requiring a merger of the funds.

     During the quarters ended September 30, 1996 and 1995, Sterling was impacted by a very volatile interest rate environment. During the quarter ended September 30, 1996, prevailing long-term interest rates were rising, primarily in response to an anticipated shift in policies of the Federal Reserve Board (the "Fed") toward a tightening of short-term interest rates. During this period, the 30-year Treasury Bond rate fluctuated in a range between 6.70% and 7.19%. As a consequence of this rising interest rate environment, the market value of longer-term assets has significantly declined. In contrast, during the quarter ended September 30, 1995, short- and long-term interest rates were falling as the Fed had adopted a policy of easing short-term interest rates. During the past year, in anticipation of the BIF/SAIF legislation and to improve its net interest income, Sterling reorganized and focused its efforts on becoming more like a community-retail bank by increasing its business banking, consumer and
     construction lending while increasing its retail deposits.   See
     "Asset & Liability Management," "Mortgage-Backed Securities," "Net Interest Income," and "Capital Resources."

     Sterling intends to continue to pursue its growth strategy for the future by focusing on internal growth, as well as acquisition opportunities. As part of this strategy, Sterling is rapidly changing the mix of its assets and liabilities, to become more like a community-based retail bank. Sterling may acquire (i) other financial institutions or branches thereof, (ii) branch facilities,
     (iii) mortgage loan servicing portfolios or mortgage banking operations, or (iv) other substantial assets or deposit liabilities. As part of this growth strategy, Sterling engages from time to time in discussions concerning possible acquisitions. There can be no assurance, however, that Sterling will be successful in identifying, acquiring or assimilating appropriate acquisition candidates or be successful in implementing its internal growth strategy or that these activities will result in improved financial performance.

     ASSET AND LIABILITY MANAGEMENT

     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's net interest income and its net portfolio value (the net present value of assets, liabilities and off-balance sheet contracts, or "NPV") are subject to fluctuations in interest rates. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, Federal Home Loan Bank of Seattle ("FHLB Seattle") advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates. Such an asset/liability structure, however, may result in declining net interest income during periods of rising interest rates. Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans, whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution's portfolio, as well as its net interest income and loan servicing fee income. Sterling maintains an asset and liability management program which is intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.

     Sterling uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. At September 30, 1996, Sterling calculated that its NPV was $98.6 million, as compared to $92.4 million at September 30, 1995, and that its NPV would decrease by 28.2% and 61.7% if interest rate levels generally were to increase by 2% and 4%, respectively. These calculations, which are highly subjective and technical, may differ materially from regulatory calculations.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling attempts to maintain its asset and liability gap position between positive 10% and negative 25% at both the one-year and three-year pricing intervals. Sterling calculated its one-year cumulative gap position to be a negative 9.17% and negative 18.2% at September 30, 1996 and 1995, respectively. Sterling calculated its three-year gap position to be a negative 7.96% and negative 18.6% at September 30, 1996 and 1995, respectively. The narrowing in the negative gap positions at September 30, 1996 was due primarily to a reduction in longer term fixed rate assets. While Sterling's gap positions are within limits established by its Board of Directors, management is evaluating strategies to reduce its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful in either decreasing its liability costs or reducing its gap positions or that its net interest income will not decline. See "Capital Resources" and "Results of Operations
     - Net Interest Income."

     During fiscal years 1996 and 1995, management pursued strategies to increase Sterling's NPV and to reduce the impact of changes in interest rates on the NPV. These strategies included extending maturities of deposits and borrowings, originating and retaining variable-rate mortgages and non-mortgage loans with frequent repricing features, selling fixed-rate loans and mortgage-backed securities currently held in the available-for-sale portfolio, and acquiring servicing portfolios. During fiscal year 1996, these strategies helped to increase the NPV. Sterling is continuing to pursue strategies to reduce the level of interest rate risk but is also endeavoring to increase its net interest income through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans which generally have higher yields than residential permanent loans. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing interest rate risk or increasing net interest income or NPV. See "Capital Resources" and "Results of Operations - Net Interest Income."

     MORTGAGE-BACKED SECURITIES

     Sterling classifies specific mortgage-backed securities and investments as available-for-sale and periodically sells these securities to assist in managing its interest rate risk. These securities may be sold in response to changes in market interest rates and related changes in the securities' prepayment risk, needs for liquidity, changes in the availability and of the yield on alternative investments and changes in funding sources and terms. Securities classified as available-for-sale are carried at fair value.
     Unrealized gains and losses are excluded from earnings and are reported net of deferred income tax, as a separate component of shareholders' equity until such securities mature or are actually sold. Fluctuations in prevailing interest rates had the effect of reducing the fair value of these securities and shareholders' equity at September 30, 1996, and will likely cause volatility in this component of shareholders' equity in future periods. At September 30, 1996 and 1995, mortgage-backed securities and investments classified as available-for-sale were $487.5 million and $116.7 million, respectively. The carrying value of these securities included net unrealized losses of $9.2 million (net of a $5.0 million related tax benefit) at September 30, 1996, and $10.3 million (net of a $5.5 million related tax benefit) at June 30, 1996.

     Mortgage-backed securities and investments that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

     NET INTEREST INCOME

     The most significant component of earnings for a financial institution typically is net interest income. During the quarters ended
     September 30, 1996 and 1995, net interest income was $9.5 million and $8.3 million, respectively. Net interest income is the difference between interest income, primarily from loans, mortgage-backed securities and investment portfolios, and interest expense, primarily on deposits and borrowings.

     Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.
     Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the quarters ended September 30, 1996 and 1995, the volume of average interest-earning assets was $1.41 billion and $1.47 billion, respectively. Net interest spread during these periods was 2.46% and 2.00%, respectively. During these same periods, the net interest margin was 2.67% and 2.25%, respectively. The increases in net interest income, net interest margin and net interest spread were due primarily to a decrease in the costs of deposits and borrowings. See "General" and "Results of Operations - Net Interest Income."

     RESULTS OF OPERATIONS

     OVERVIEW. The legislation enacted on September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") requires SAIF-insured savings institutions, like Sterling, to pay a one-time special assessment. Sterling's assessment resulted in a pre-tax charge to earnings of $5.8 million during the quarter ended September 30, 1996. Primarily as a result of this charge and an increase of approximately $2.5 million in other operating expenses, Sterling reported a net loss of $3.3 million, or $0.68 per fully diluted share for the quarter ended September 30, 1996, compared with net income of $1.3 million, or $0.16 per fully diluted share, for the same period one year ago. See " - Operating Expenses."

     The return on average assets was negative 0.88% and positive 0.34% for the three months ended September 30, 1996 and 1995, respectively. The return on equity was negative 23.8% and positive 5.2% for the three months ended September 30, 1996 and 1995, respectively. These decreases are primarily attributable to the decrease in net income.

     NET INTEREST INCOME. Net interest income of $9.5 million for the three months ended September 30, 1996 reflects a 15% increase from the $8.3 million reported for the comparable prior year period. The increase in net interest income primarily reflects an increase in the net interest margin to 2.67% from 2.25% and partially offsets a $57.1 million reduction in average earning assets. The increase in net interest margin is primarily due to a reduction in Sterling's cost of deposits and borrowings.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses on loans by charging income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for loan losses of $550,000 and $400,000 for the three months ended September 30, 1996 and 1995, respectively. The increase was partially in response to an increase in loan delinquency rates and an increase of loans in Sterling's business banking and consumer portfolios. At September 30, 1996, Sterling's loan delinquency rate was 0.53%, compared to 0.36% at June 30, 1996 and 0.48% at September 30, 1995. Total nonperforming loans were $3.7 million at September 30, 1996, compared to $3.6 million at June 30, 1996 and $5.4 million at September 30, 1995. As a percentage of total loans, nonperforming loans were 0.36% at September 30, 1996, compared to 0.36% at June 30, 1996 and 0.47% at September 30, 1995. Management believes the provisions for the three months ended September 30, 1996 and 1995 represented appropriate additions based upon its evaluation of the factors affecting the adequacy of valuation allowances, although there can be no assurances in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                             Three months ended
                                                September 30,
                                            --------------------
                                             1996         1995
                                            -------     --------
                                            (Dollars in millions)

     Fees and service charges                $1,155     $   977
     Mortgage banking operations                715         693
     Loan servicing fees                        118         241
     Net loss on sales and operations
       of real estate owned                    (167)        (88)
                                             ------      ------
                                             $1,821      $1,823
                                             ======      ======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees, commissions on sales of mutual funds and annuity products. The fiscal year 1996 increase was primarily due to an increase in service charges.

     Although the volume of loans sold decreased, the income from mortgage banking operations increased for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, primarily as result of higher margins on loans sold.

     The following table summarizes residential loan originations and sales of loans for the periods indicated.

                                               Three months ended
                                                   September 30,
                                               ------------------
                                                1996         1995
                                               ------       ------
                                             (Dollars in millions)

     Originations of one-to-four
       family mortgage loans                    $ 95.3      $104.2
     Sales of residential loans                   40.9        60.6
     Principal balances of mortgage
       loans serviced for others                 565.8       625.6

     Loan servicing fees declined for the three months ended September 30, 1996 compared to the prior year's comparable quarter reflecting a decrease in the average loan servicing portfolio and an increase in expenses associated with one loan repurchased from FHLMC during the period. Sterling's average loan servicing portfolio for the three months ended September 30, 1996 and 1995 was approximately $573.2 million and $636.4 million, respectively. Sterling anticipates retaining a significant portion of the current balance of loans serviced for others, although there can be no assurances in this regard.

     The increase in loss from sales and operations of real estate owned primarily reflects a higher provision in 1996 for losses on real estate owned properties.

     OPERATING EXPENSES. Operating expenses were $16.0 million and $7.6 million for the three months ended September 30, 1996 and 1995, respectively. The significant increase is primarily due to the one-time SAIF assessment and increases in occupancy and equipment, advertising, legal and other expenses. Employee compensation and benefits were $3.2 million and $3.0 million for the quarters ended September 30, 1996 and 1995, respectively. The increase primarily reflects an increase in the number of employees. Occupancy and equipment expenses were $1.5 million and $1.2 million for the quarters ended September 30, 1996 and 1995, respectively. Depreciation expense was $763,000 and $642,000 for the quarters ended September 30, 1996 and 1995, respectively. The increases in occupancy and equipment and depreciation expense primarily reflect higher personal computer and processing costs following a conversion to a new data processing system in October 1995. Advertising expenses increased to $440,000 during the quarter ended September 30, 1996 compared to $101,000 during the prior year's comparable quarter. The increase was primarily due to an increase in advertising campaigns. Insurance expenses were $660,000 and $564,000 for the quarters ended September 30, 1996 and 1995, respectively. The increase primarily represents the initiation of coverage for directors and officers and for increased premiums on property and casualty policies. The one-time SAIF assessment of $5.8 million represents $0.657 for every $100 of deposits as of March 31, 1995. See "General." Legal and accounting expense was $996,000 and $262,000 during the quarters ended September 30, 1996 and 1995, respectively. The increase primarily reflects costs incurred to pursue Sterling's breach of contract claim against the U.S. Government and higher levels of accounting and regulatory examination costs. See "Capital Resources." Other expenses were $1.3 million and $395,000 for the quarters ended September 30, 1996 and 1995, respectively. The increase in other expenses primarily reflects increased valuation allowances due to market-price declines for servicing rights, increased business and occupation taxes, and increased provisions for various other expense items.

     INCOME TAX PROVISION. Sterling recorded a $1.9 million income tax benefit and a $768,000 income tax provision for the three months ended September 30, 1996 and 1995, respectively. The effective tax rates on income (loss) before income taxes were approximately 36.4% and 36.5% for the three months ended September 30, 1996 and 1995, respectively. These rates were higher than the federal statutory rate of 35.0%, primarily due to state income taxes and the nondeductible amortization of intangible assets.

     LIQUIDITY AND SOURCES OF FUNDS

     As a financial institution, Sterling's primary sources of funds are derived from financing and operating activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. The borrowings consist of securities sold subject to reverse repurchase agreements, loans from commercial banks, the Subordinated Notes and Federal Funds purchased. Deposits decreased $1.8 million to $896.6 million at September 30, 1996 from $898.4 million at June 30, 1996. At September 30, 1996, approximately $54.1 million of deposits consisted of public funds that generally have maturities of 60 days or less. Advances from the FHLB Seattle increased to $259.5 million at September 30, 1996 from $259.4 million at June 30, 1996. At September 30, 1996 and June 30, 1996, securities sold subject to reverse repurchase agreements were $201.6 million and $195.8 million, respectively. These borrowings are secured by mortgage-backed securities with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings. At September 30, 1996 and June 30, 1996, loans from commercial banks amounted to $15 million and $0 million, respectively. Sterling had $17.2 million of Subordinated Notes outstanding as of September 30, 1996 and June 30, 1996, respectively. Additionally, the maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings. Also, during the quarter ended September 30, 1996, Sterling increased its Federal Funds purchases by $39.7 million.

     Cash provided or used by investing activities consists primarily of principal and interest payments on loans and mortgage-backed securities and sales of mortgage-backed securities. The levels of these payments and sales increase or decrease depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the three months ended September 30, 1996 and 1995, net cash was provided by investing activities primarily from principal payments and proceeds from sales of mortgage-backed securities.

     Cash provided or used by operating activities is determined largely by changes in the level of loan sales. The level of loans held for sale depends on the level of loan originations and the time within which investors fund the purchase of loans from Sterling. A majority of conventional loans held for sale are sold within 10 days of the closing while the sale of certain Federal Housing Administration ("FHA") and Veteran's Administration ("VA") insured loans may take up to 60 days. Sterling typically offsets fluctuations in the level of loans held for sale by changing the level of advances from the FHLB Seattle, reverse repurchase agreements or cash. Management believes that proceeds from loans sold and advances from the FHLB Seattle will be sufficient to fund loan commitments in the future.

     Sterling Savings' credit line with the FHLB Seattle is 35% of its total assets. At September 30, 1996, this credit line represented a total borrowing capacity of approximately $535.6 million, of which $259.5 million was outstanding in term-advances and $24.7 million was outstanding as Fed Funds purchased. Sterling Savings also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At September 30, 1996, Sterling Savings had $201.6 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $141.7 million. Sterling Savings also had a secured line of credit agreement from a commercial bank of approximately $10.0 million as of September 30, 1996. At September 30, 1996, Sterling Savings had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling Financial had a line of credit from a commercial bank of approximately $5.0 million at September 30, 1996. At September 30, 1996, Sterling Financial had no funds drawn on this line of credit. During the quarter ended September 30, 1996, Sterling Financial also secured a $15.0 million six-year term loan which requires interest to be paid quarterly at the London Interbank Offering Rate ("LIBOR") plus 1.5% for the first two years, increasing to LIBOR plus 2.5% for the third through sixth years. At the end of the second year, principal payments commence so as to fully amortize the loan by the end of the sixth year. Proceeds of $10.0 million of this term loan were contributed to Sterling Savings to enhance its capital.

     At September 30, 1996, Sterling Financial had short-term investments of $11.4 million and an investment of $51.1 million in the Preferred Stock of Sterling Savings. Sterling Financial received cash dividends on Sterling Savings Preferred Stock of $1.2 million during the three months ended September 30, 1996. These resources and dividends were sufficient to provide for the operating needs of Sterling Financial, including interest expense on the Subordinated Notes and dividends on the Preferred Stock of Sterling Financial. Sterling Savings' ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

     OTS regulations require savings institutions such as Sterling Savings to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 5%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At September 30, 1996, Sterling Savings' liquidity ratio was 8.82%, compared with 7.31% at June 30, 1996. The higher level of liquidity at September 30, 1996 was primarily due to the retention and purchase of qualifying investment securities. Sterling Savings' strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not consider certain other sources of liquidity, such as funds invested through Sterling Savings' subsidiaries, potential borrowings against mortgage-backed securities or investment securities and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     CAPITAL RESOURCES

     Sterling's total shareholders' equity was $84.3 million at September 30, 1996, compared to $85.7 million at September 30, 1996. At June 30, 1996, shareholders' equity was 5.51% of total assets compared to 5.80% of total assets at June 30, 1996.

     At September 30, 1996, Sterling recorded an unrealized loss of $9.2 million, net of related deferred income taxes, on investments in debt securities classified as available-for-sale. The change from the June 30, 1996 balance of a $10.3 million unrealized loss reflects an increase in the market valuation of mortgage-backed securities and investments which is primarily due to falling interest rates. Fluctuations in prevailing interest rates likely will cause volatility in this component of shareholders' equity in future periods.

     In order to improve and expand branch locations, Sterling anticipates that its future capital expenditures will be approximately $3.0 million to $3.5 million during fiscal year 1997, although this amount may change materially depending on the evolving need for capital expenditures. Sterling intends to fund these capital expenditures from various sources, including retained earnings and borrowings with various maturities.

     Sterling Savings is required by its regulators to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. At September 30, 1996, Sterling Savings exceeded all regulatory capital requirements and was considered "well-capitalized" under applicable regulations.

     Sterling continues to proactively manage its claim against the U.S. government for breach of contract on three "supervisory goodwill" acquisition contracts. On July 1, 1996, the U.S. Supreme Court ruled in three similar cases that the U.S. Government was liable for having breached its acquisition contracts with certain thrift associations. Sterling is encouraged by the Supreme Court's decision, although it is uncertain when a trial to determine Sterling's damages will be held, whether Sterling will obtain a judgment, or if and when the funds to pay such a judgment, if any, will be appropriated by Congress.

     FEDERAL DEPOSIT INSURANCE CORPORATION

     Sterling's deposits are insured up to $100,000 per insured depositor (as defined by law and regulations) by the FDIC through the SAIF. The SAIF is administered and managed by the FDIC. The FDIC is authorized to conduct examinations of and to require reporting by SAIF member institutions. The FDIC may prohibit any SAIF member institution from engaging in any activity the FDIC determines by regulation or order poses a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations.

     Legislation enacted on September 30, 1996 requires SAIF-insured savings institutions, like Sterling, to pay a one-time special assessment of $0.657 for every $100 of deposits as of March 31, 1995. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the quarter ended September 30, 1996. As a result of this special assessment, the deposit insurance premium is scheduled to significantly decline, effective January 1, 1997. Also, the legislation provides that banks will begin sharing the responsibility of paying the Financing Corporation ("FICO") bonds as of January 1, 1997.

     The new legislation contemplates a unification of the charters presently available to banks and thrifts. The Treasury Department is required to make recommendations regarding unification of the available charters and the merger of the insurance funds by March 31, 1997. The legislation requires a merger of the SAIF with the Bank Insurance Fund ("BIF") on January 1, 1999 if the unification of the charters for all insured-institutions has, in fact, occurred. SAIF and BIF will continue to operate as separate funds if this unification of charters has not taken place, until such time as additional federal legislation is passed requiring a merger of the funds.

     EFFECTS OF INFLATION AND CHANGING PRICES

     A savings institution has an asset and liability structure that is interest rate sensitive. As a holder of monetary assets and liabilities, a savings institution's performance may be significantly influenced by changes in interest rates. Although changes in the prices of goods and services do not necessarily move in the same direction as interest rates, increases in inflation generally have resulted in increased interest rates, which may have an adverse effect on Sterling's business.

                           PART II - Other Information
                           ---------------------------

                         STERLING FINANCIAL CORPORATION


     Item 1 - Legal Proceedings.

     Periodically, various claims and lawsuits are brought against Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests, claims involving the making and servicing of real property loans and other issues incidental to Sterling's business. No material loss is expected from any of such pending claims or lawsuits.

     Items 2 through 5 are omitted from this report as inapplicable.

     Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibit 3.1, Restated Articles of Incorporation of Registrant. Filed as Exhibit 3.1 to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.

     (b) Exhibit 3.2, Articles of Amendment of Restated Articles of Incorporation. Filed as Exhibit 3.2 to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.

     (c) Exhibit 3.3, Bylaws of Registrant. Filed as Exhibit 3.3 to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.

     (d)  Exhibit 11.1, Statement Regarding Computation of Net Income
          (Loss) Per Share for the three months ended September 30, 1996 and 1995. Filed herewith.

     (e) Exhibit 12.1, Statement Regarding Computation of Annualized Return on Average Common Shareholders' Equity for the three months ended September 30, 1996 and 1995. Filed herewith.

     (f) Exhibit 12.2, Statement Regarding Computation of Annualized Return on Average Assets for the three months ended September 30, 1996 and 1995. Filed herewith.

     (g)  Exhibit 27, Financial Data Schedule.  Filed herewith.

     (h) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                         STERLING FINANCIAL CORPORATION

                               S I G N A T U R E S
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING FINANCIAL CORPORATION
                                             (Registrant)



         November 12, 1996           /s/Daniel G. Byrne
         ------------------          --------------------------------------
         Date                        Daniel G. Byrne
                                       Senior Vice President - Finance,
                                       Treasurer and Assistant Secretary,
                                       Principal Financial Officer and
                                       Chief Accounting Officer