Form 10-K
period 1996-12-31
STERLING FINANCIAL CORP /WA/
filed 1997-03-26
CIK 891106

FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     (Mark One):
     [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

          For the fiscal year ended
                                    --------------------------------------
          OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]
          For the transition period from July 1, 1996 to December 31, 1996
                                         ------------    -----------------

                        COMMISSION FILE NUMBER  0-20800
                                                -------

                         STERLING FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Washington                           91-1572822
     ------------------------------------------    ------------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)


     111 North Wall Street, Spokane, Washington              99201
     ------------------------------------------    ------------------------
      (Address of principal executive offices)             (Zip code)


              Registrant's telephone number, including area code:
                                 (509) 458-2711


          Securities registered pursuant to Section 12(b) of the Act:

                        None                                   None
     ------------------------------------------    ------------------------
                  (Title of class)                  (Name of each exchange
                                                      on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($1.00 par value)
        $1.8125 Cumulative Convertible Preferred Stock ($1.00 par value)
                       8.75% Subordinated Notes Due 2000
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
          ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-K or any amendment to this Form 10-K.  Yes  X   No
                                                             ---     ---

     As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the Nasdaq National Market, was $91,261,961.

     The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, as of February 28, 1997 was 5,543,007.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Specific portions of the Registrant's Proxy Statement dated March 21, 1997 are incorporated by reference into Part III hereof.

     STERLING FINANCIAL CORPORATION

     DECEMBER 31, 1996 ANNUAL REPORT ON FORM 10-K
     TABLE OF CONTENTS


     PART I
     ------
       Item 1.   Business

                   General
                   Lending Activities
                   Investments and Mortgage-Backed Securities
                   Sources of FundsSubsidiaries
                   Competition
                   Personnel
                   Regulation

       Item 2.   Properties

       Item 3.   Legal Proceedings

       Item 4.   Submission of Matters to a Vote of Security Holders


     PART II
     -------

       Item 5.   Market for the Registrant's Stock and Related Shareholder
                 Matters

       Item 6.   Selected Financial Data

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   General
                   Net Interest Income
                   Asset and Liability Management
                   Mortgage-Backed Securities
                   Results of Operations for the Six Months Ended
                     December 31, 1996 and 1995
                   Results of Operations for Fiscal Years Ended June 30,
                     1996 and 1995
                   Liquidity and Sources of Funds
                   Capital Resources
                   New Accounting Standards
                   Effects of Inflation and Changing Prices

       Item 8.   Financial Statements and Supplementary Data

       Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

     PART III
     --------

       Item 10.  Directors and Executive Officers of the Registrant

       Item 11.  Executive Compensation

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management

       Item 13.  Certain Relationships and Related Transactions


     PART IV
     -------
       Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

     SIGNATURES
     ----------

       Consolidated Financial Statements

     ANY TREND OR FORWARD-LOOKING INFORMATION DISCUSSED IN THIS REPORT IS SUBJECT TO NUMEROUS POSSIBLE RISKS AND UNCERTAINTIES. THESE INCLUDE BUT ARE NOT LIMITED TO: THE POSSIBILITY OF ADVERSE ECONOMIC DEVELOPMENTS WHICH MAY, AMONG OTHER THINGS, INCREASE DEFAULT AND DELINQUENCY RISKS IN STERLING'S LOAN PORTFOLIOS; SHIFTS IN INTEREST RATES WHICH MAY RESULT IN LOWER INTEREST RATE MARGINS; CHANGING ACCOUNTING POLICIES; CHANGES IN THE MONETARY AND FISCAL POLICIES OF THE FEDERAL GOVERNMENT; THE CONSTANTLY CHANGING REGULATORY AND COMPETITIVE ENVIRONMENT, AND OTHER RISKS. STERLING'S FUTURE RESULTS MAY DIFFER MATERIALLY FROM HISTORICAL RESULTS AS WELL AS FROM ANY TREND OR FORWARD-LOOKING INFORMATION INCLUDED IN THIS REPORT.

                                     PART I
     Item 1.  BUSINESS
     -----------------

     General
     -------
     Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Association ("Sterling Savings"). The significant operating subsidiaries of Sterling Savings are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings commenced operations in 1983 as a State of Washington-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington. Sterling, with $1.5 billion in total assets at December 31, 1996, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 41 retail branches located primarily in rural and suburban communities in Washington and Oregon. Sterling originates loans through its branch offices as well as 10 Action Mortgage residential loan production offices in the Spokane and Seattle, Washington; Portland, Oregon and Boise, Idaho metropolitan areas and three INTERVEST commercial real estate lending offices located in the metropolitan areas of Seattle and Spokane, Washington and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial. Sterling's revenues are derived primarily from interest earned on loans and mortgage-backed securities, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary thrift regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

     Recently, Sterling has reorganized and focused its efforts on becoming more like a community retail bank by increasing its business banking, consumer and construction lending while increasing its retail deposits. Sterling changed its fiscal year end from June 30 to December 31, effective December 31, 1996. Accordingly, results of operations included herein have been presented for the six months ended December 31, 1996 and 1995.

     On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation required SAIF-insured savings institutions, like Sterling Savings, to pay a one-time special assessment of $0.657 for every $100 of deposits as of March 31, 1995. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the six months ended December 31, 1996. The special assessment is designed to capitalize the SAIF up to the prescribed 1.25% of SAIF-insured deposits.

     Deposits insured by SAIF are currently assessed at the rate of zero to $0.27 per $100 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of insured deposits.

     Effective January 1, 1997, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds ("FICO Bonds") were issued to capitalize the
     Federal Savings and Loan Insurance Corporation.   Until December 31,
     1999 or when the last savings and loan association ceases to exist, whichever occurs first, depository institutions will pay approximately $.064 per $100 of SAIF-assessable deposits and approximately $.013 per $100 of Bank Insurance Fund ("BIF") assessable deposits.

     The new legislation contemplates a unification of the charters presently available to banks and thrifts. The Treasury Department is required to make recommendations regarding unification of the available charters and the merger of the insurance funds by March 31, 1997. The legislation requires a merger of the SAIF with BIF on January 1, 1999 if the unification of the charters for all insured institutions has, in fact, occurred. SAIF and BIF will continue to operate as separate funds, if this unification of charters has not taken place, until such time as additional federal legislation is passed requiring a merger of the funds.

     Sterling Savings may be required to convert its charter to either a national bank charter, a state depository institution charter, or a newly designed charter. Sterling may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve") rather than by the OTS. Regulation by the Federal Reserve could subject Sterling to capital requirements that are not currently applicable to Sterling as a thrift holding company under OTS regulation and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings is unable to predict whether a charter change will be required and, if it is, whether the charter change will significantly impact Sterling Savings' operations. See "Regulation."

     Sterling intends to continue to pursue its growth strategy by focusing on internal growth as well as acquisition opportunities. As part of this strategy, Sterling is changing the mix of its assets and liabilities to become more like a community-based retail bank. Sterling may acquire (i) other financial institutions or branches thereof, (ii) branch facilities, (iii) mortgage loan servicing portfolios or mortgage banking operations, or (iv) other substantial assets or deposit liabilities, all of which would be subject to prior regulatory approval. As part of this growth strategy, Sterling engages from time to time in discussions concerning possible acquisitions. There can be no assurance, however, that Sterling will be successful in identifying, acquiring or assimilating appropriate acquisition candidates or be successful in implementing its internal growth strategy or that these activities will result in improved financial performance. See "Competition" and "Regulation."

     Lending Activities
     ------------------
     GENERAL. Sterling originates permanent and construction mortgage loans collateralized by residential and commercial real estate, business banking and consumer loans. The following table sets forth information on loan origination and sale activities for the periods indicated.

                                 Six Months Ended December 31,       Fiscal Years Ended June 30,
                                 ----------------------------------  --------------------------------
                                 1996             1995               1996            1995
                                 ---------------  -----------------  --------------------------------
                                 Amount   %       Amount    %       Amount    %      Amount    %
                                 -------- ------  --------  ------  --------  ------ --------  ------
                                                    (Dollars in thousands)
      Mortgage--permanent:
        One- to four-family
          residential            $72,524   23.0%  $132,365  35.0%   $216,935  31.7%  $286,033   43.7%
        Multifamily residential    2,200    0.7      9,875   2.6      11,094   1.6     19,398    3.0
        Commercial property       16,790    5.3     25,861   6.9      28,761   4.2     11,460    1.7

      Mortgage--construction:
        One- to four-family
          residential             94,331   29.9     76,137   20.2    177,606   26.0   144,136   22.0
        Multifamily residential   12,735    4.0     29,303    7.8     68,169   10.0    29,945    4.6
        Commercial property       10,925    3.5     17,455    4.6     35,234    5.2    21,850    3.3

      Non-mortgage:
        Consumer                  33,333   10.6     31,964    8.5     49,202    7.2    66,489   10.2
        Business banking          72,676   23.0     54,192   14.4     96,337   14.1    75,610   11.5
                                --------  -----   --------  -----   --------  -----  --------  -----
      Total loans originated    $315,514  100.0%  $377,152  100.0%  $683,338  100.0% $654,921  100.0%
                                ========  =====   ========  =====   ========  =====  ========  =====
      Residential mortgage
        loans sold              $ 77,856          $122,797          $232,061         $ 98,192
                                ========          ========          ========         ========

     One- to Four-Family Residential Lending. Sterling originates primarily fixed-rate mortgages. Sterling also originates adjustable-rate mortgages ("ARMs"), which have interest rates that adjust annually and are indexed to either the weekly average yield on one-year U.S. Treasury securities or the Federal Home Loan Bank of Seattle

     Eleventh or Twelfth District Cost of Funds Indices. Sterling also originates one- to four-family residential construction loans.

     Since fiscal year 1994, there has been a significant decrease in the volume of Sterling's permanent residential mortgage lending, primarily due to a shrinking market. During the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, Sterling's residential lending arm, Action Mortgage, increased its residential construction lending in an effort to offset this decline in permanent residential lending and to improve its operating margins. Sterling has also placed greater emphasis on business banking and consumer lending. Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market. Within the secondary mortgage market for conventional loans, Sterling sells its residential loans primarily on a servicing-released basis to others. Sterling also sells loans to the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal National Mortgage Association (the "FNMA"). Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans which are not underwritten in accordance with FHLMC and FNMA or applicable investor underwriting guidelines. Sterling endeavors to underwrite residential loans in compliance with FHLMC and FNMA underwriting standards. During the six months ended December 31, 1996 and 1995, the number and amount of loans repurchased from the FHLMC and the FNMA were not significant in light of the number and amount of loans sold to the FHLMC and the FNMA.

     Conventional residential mortgage loans are originated for up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. All loans with loan-to-value ratios in excess of 80% carry a requirement that the customer purchase private mortgage insurance from approved third parties so that Sterling's risk is limited to approximately 80% of the appraised value. Sterling's residential lending programs are designed to comply with all applicable regulatory requirements. For a discussion of Sterling's management of interest rate risk ("IRR") on conventional loans, see "- Secondary Market Activities."

     Sterling makes residential construction loans on custom homes, pre-sold homes and homes that are not pre-sold. Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Sterling's risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Sterling endeavors to limit its risk through its underwriting procedures, by using only approved, qualified appraisers and by dealing only with qualified builders/borrowers.

     MULTIFAMILY RESIDENTIAL AND COMMERCIAL PROPERTY LENDING. Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property in the Pacific Northwest. Construction loans on such properties typically have terms of 12 to 18 months and provide for variable interest rates. Permanent loans on existing property typically have maturities of 3 to 10 years. Multifamily residential and commercial property loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because they typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project, and is subject to certain risks not present in one- to four-family residential mortgage lending. These risks include excessive vacancy rates or inadequate rental income levels. Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner. Sterling attempts to reduce its exposure to these risks, typically by investigating the borrowers' finances, by requiring financial statements from the borrowers and requiring such statements to be updated at least annually, by requiring operating statements on the properties and by acquiring personal guarantees from the borrowers.

     CONSUMER LENDING. Sterling's consumer lending program provides loans for home improvement, automobiles, personal lines of credit, boats and certain other purposes. Generally, consumer loans are originated for terms ranging from six months to ten years. Interest rates are either fixed or adjustable monthly, quarterly or semiannually, based on a contractual formula at a margin over an established external index. Sterling also makes loans collateralized by savings accounts and second mortgage loans collateralized by real estate. Fixed-rate secured financing is available with amortization terms up to 15 years although Sterling typically has the right to demand a balloon payment at five years.

     BUSINESS BANKING LENDING. Sterling offers business banking loans primarily collateralized by property. Such collateral is typically comprised of accounts receivable, inventory and equipment. Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Business banking loans typically offer relatively higher yields, short maturities and variable interest rates. The availability of such loans enables potential depositors to establish a full-service banking relationship with Sterling. Sterling attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers. Sterling's Private Banking Group provides services to higher net worth and higher income borrowers by originating a variety of consumer and business banking loans to meet their needs. Such loans generally meet the same underwriting requirements as similar loans of the same type but typically involve larger balances and may have nonstandard terms. As a result of the BIF/SAIF legislation, financial institutions, like Sterling, are permitted to increase the volume of business banking loans held in its portfolio from 10% of assets to 20% of assets.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of Sterling's loan portfolio by type of loan at the dates indicated.

                                                June 30,
                                                ------------------------------------------------------------------------------
                           December 31, 1996    1996                1995                1994                1993
                           -------------------  ------------------  ------------------  ------------------  ------------------
                           Amount       %       Amount      %       Amount      %       Amount      %       Amount      %
                           ----------  -------  ----------  ------  ----------  ------  ----------  ------  ----------  ------
                                                            (Dollars in thousands)
Mortgage--permanent:
  One- to four-family
    residential            $  274,757   26.6%   $  302,526   30.0%  $  600,438   53.0%  $  575,363   64.3%  $  389,177   63.4%
  Multifamily residential      69,728    6.8        64,305    6.4       59,776    5.3       45,188    5.1       50,543    8.2
  Commercial property         102,279    9.9       101,243   10.1       85,511    7.5       78,822    8.8       76,125   12.4
  Land and other                  361    0.0           374    0.0        2,271    0.2        2,702    0.3        4,406    0.7
                           ----------  -----    ----------  -----   ----------  -----   ----------  -----   ----------  -----
                              447,125   43.3       468,448   46.5      747,996   66.0      702,075   78.5      520,251   84.7
                           ----------  -----    ----------  -----   ----------  -----   ----------  -----   ----------  -----
Mortgage--construction:
  One- to four-family
    residential               148,252   14.3       137,930   13.7      113,531   10.0       37,054    4.1       14,014    2.3
  Multifamily residential      77,743    7.5        79,048    7.8       42,158    3.7       31,856    3.6        6,499    1.1
  Commercial property          37,875    3.7        40,003    4.0       22,630    2.0          833    0.1          375    0.1
                           ----------  -----    ----------  -----   ----------  -----   ----------  -----   ----------  -----
                              263,870   25.5       256,981   25.5      178,319   15.7       69,743    7.8       20,889    3.5
                           ----------  -----    ----------  -----   ----------  -----   ----------  -----   ----------  -----
Total mortgage loans          710,995   68.8       725,429   72.0      926,315   81.7      771,818   86.3      541,140   88.2
Consumer                      123,340   11.9       111,507   11.1      108,182    9.5       69,316    7.8       43,870    7.2
Business banking              199,848   19.3       169,830   16.9       99,528    8.8       52,700    5.9       28,507    4.6
                           ----------  -----    ----------  -----   ----------  -----   ----------  -----   ----------  -----
Total loans receivable      1,034,183  100.0%    1,006,766  100.0%   1,134,025  100.0%     893,834  100.0%     613,517  100.0%
Undisbursed portion of                 =====                =====               =====               =====               =====
  loans in process            (91,791)            (112,325)            (73,584)            (44,148)            (13,009)
Deferred loan origination
  costs (fees)                    468                  891               3,153               2,082                (177)
Discount on loans acquired
  pursuant to purchase
  transactions                   (629)                (776)              (1,122)            (1,508)             (1,943)
Allowance for loan losses      (7,891)              (7,889)              (7,361)            (5,740)             (4,719)
                           ----------           ----------            ----------         ----------          ----------
Loans receivable           $  934,340           $  886,667            $1,055,111         $  844,520          $  593,669
                           ==========           ==========            ==========         ==========          ==========

     CONTRACTUAL PRINCIPAL PAYMENTS. The following table sets forth the scheduled contractual principal repayments for Sterling's loan portfolio at December 31, 1996. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, deferred loan origination fees or allowances for loan losses.

                                                     Principal Payments Contractually
                                 Balance             Due in Fiscal Years
                                 Outstanding at      -----------------------------------
                                 December 31, 1996   1997         1998-2001    Thereafter
                                 -----------------   ----------   ----------   ----------
                                                   (Dollars in thousands)
      Mortgage--permanent:
        Fixed-rate                  $  137,600       $   14,256   $   65,087   $   58,257
        Variable-rate                  309,525           10,872       62,049      236,604
      Mortgage--construction           263,870          146,577      107,584        9,709
      Consumer                         123,340           30,159       36,636       56,545
      Business banking                 199,848           52,771       47,512       99,565
                                    ----------      -----------   ----------   ----------
                                    $1,034,183       $  254,635   $  318,868   $  460,680
                                    ==========       ==========   ==========   ==========

     LOAN SERVICING. Sterling services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures in the event of unremedied defaults.

     Sterling receives a fee, generally ranging from 0.25% to 0.375% of the unpaid principal balance of each loan serviced for others, to compensate it for the costs of performing the servicing function. If such fee exceeds the standard for that type of loan, the net present value of the excess servicing fee is capitalized as an asset and, subsequently, amortized into servicing fee income, using an appropriate discount rate and certain prepayment assumptions. The majority of conventional, Federal Housing Administration ("FHA") and Veteran's Administration ("VA") insured loans are sold into the secondary market on a loan-by-loan servicing-released basis. Sterling generally receives a fee of approximately 1.0% to 2.0% of the principal balance of such loans for releasing the servicing.

     At December 31, 1996 and June 30, 1996 and 1995, Sterling serviced for itself and for other investors mortgage loans totaling $1.5 billion, $1.5 billion and $1.7 billion, respectively. Of such mortgage loans, Sterling serviced $530.5 million, $574.6 million and $632.7 million, respectively, at these dates for the FHLMC and the FNMA. Sterling's ability to continue as a seller/servicer for the FHLMC and the FNMA is dependent upon meeting the qualifications of these agencies. Sterling currently meets all applicable requirements and anticipates meeting such requirements in the future.

     Fom time to time, Sterling has sold portfolios of servicing rights primarily to improve earnings and to increase its regulatory capital ratios. During the six months ended December 31, 1996, Sterling did not sell any portfolio of servicing rights. During the fiscal years ended June 30, 1996 and 1995, Sterling sold bulk rights to service conventional loans for others of approximately $172.2 million and $437.8 million, respectively. Further, during the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, sales of loans into the secondary market were made primarily on a servicing-released basis. These activities, while improving near-term earnings, reduce the servicing portfolio and will result in lower mortgage servicing income being reported in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" hereafter referred to as "Management's Discussion and Analysis" "- Results of Operations - Other Income."

     SECONDARY MARKET ACTIVITIES. Sterling has developed correspondent relationships with a number of independent brokers and financial institutions to facilitate the origination or purchase and sale of mortgage loans in the secondary market on either a participation or whole loan basis. Substantially all of such purchased loans or participations are secured by real estate located in the Pacific Northwest. Those agents who present loans to Sterling for purchase are required to provide a processed loan package prior to commitment. Sterling then underwrites the loan in accordance with its established lending standards. Sterling endeavors to underwrite residential loans in compliance with FHLMC and FNMA underwriting standards. Although management has the authority to purchase loans secured by real estate located outside of its general lending areas, it generally has not done so.

     In originating one- to four-family residential mortgage loans for sale in the secondary market, Sterling incurs market risk from the time of the loan commitment until such time as the loan (or resulting mortgage-backed security received in exchange for a pool of loans) is sold. To help minimize this risk, Sterling obtains commitments from investors to purchase loans or mortgage-backed securities at specified yields or utilizes hedging techniques such as purchasing put options which give Sterling the right to sell mortgage-backed securities at a fixed price with respect to a portion of its loan commitments. These actions are based upon estimated closings of loans. FHA/VA-insured loans are usually sold immediately into the secondary market, resulting in very little market risk exposure to Sterling. There can be no assurance that such funding and hedging techniques will always be successful.

     LOAN COMMITMENTS. Sterling uses commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These commitments establish the terms and conditions under which Sterling will fund the loans and closing must occur within a specified period of time. Sterling had outstanding commitments to originate or purchase loans aggregating $64.1 million at December 31, 1996. Sterling also had secured and unsecured commercial and personal lines of credit totaling approximately $93.2 million, of which the undisbursed portion is approximately $40.7 million at December 31, 1996. See Note 16 of "Notes to Consolidated Financial Statements" included herein.

     CLASSIFIED ASSETS, REAL ESTATE OWNED AND DELINQUENT LOANS. To measure the quality of assets, including loans and real estate owned ("REO"), Sterling has established guidelines for classifying assets and determining provisions for anticipated loan and REO losses. Under these guidelines, an allowance for anticipated loan and REO losses is established when certain conditions exist. This system for classifying and reserving for loans and REO is administered by Sterling's Special Assets Department, which is responsible for minimizing loan deficiencies and losses therefrom. An oversight committee, comprised of senior management, monitors the activities and progress of the Special Assets Department and reports results to Sterling's Board of Directors.

     Under this system, Sterling classifies loans and other assets it considers of questionable quality. Sterling's system employs the classification categories of "substandard," "doubtful" and "loss." Substandard assets have deficiencies which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets increased to $16.1 million at December 31, 1996 from $8.1 million and $9.7 million at June 30, 1996 and 1995, respectively. As a percentage of total assets, classified assets were 1.0%, 0.6% and 0.6%, respectively, for these periods. See "-Major Classified Loans."

     Assets classified as substandard or doubtful require the establishment of general valuation allowances in amounts considered by management to be adequate under generally accepted accounting principles ("GAAP"). Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount. At December 31, 1996, Sterling's assets classified as loss totaled $598,000. Judgments regarding the adequacy of a general valuation allowance are based on continual evaluation of the nature, volume and quality of the loan portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

     REO is recorded at the lower of estimated fair value, less estimated selling expenses or cost at foreclosure. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recovered upon disposal. The carrying value of acquired property is continuously evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value (which considers, among other things, estimated direct holding costs and selling expenses). Loans are treated as in-substance foreclosed if (i) the borrower has little or no equity in the collateral, (ii) proceeds for repayment of the loan can only be expected from the operation or sale of the collateral and (iii) the borrower has given up control of the collateral to Sterling or has retained control but does not appear to be able to rebuild equity in the collateral in the near future.

     The following table sets forth the activity in Sterling's REO for the periods indicated.

                                                Fiscal Years Ended June 30,
                              Six Months Ended  ---------------------------
                              December 31, 1996     1996       1995
                              -----------------     -------    -------
                                        (Dollars in thousands)
     Balance at beginning
       of period                  $ 4,874           $ 5,298    $ 7,298
     Loan foreclosures and
       other additions                769             2,515        419
     Capitalized expenses             283               115          0
     Sales and other
       reductions                  (1,921)           (2,600)    (2,385)
     Provisions for loss              (31)             (454)       (34)
                                  -------           -------    -------
     Balance at end of
       period                     $ 3,974           $ 4,874    $ 5,298
                                  =======           =======    =======

     MAJOR CLASSIFIED LOANS. Each of Sterling's classified loans with a net carrying value at December 31, 1996 of more than $400,000 is described below. The following loans are classified as substandard at December 31, 1996.

     Sterling Savings originated four loans secured by deeds of trust on commercial property located in Spokane, Washington, accounts receivable, inventory and a first lien on equipment and fixtures. The loans are current, but are classified due to inadequate working capital and operating performance. The aggregate carrying value on these loans at December 31, 1996 was $4.9 million. No specific allowance has been established for these loans.

     INTERVEST originated a commercial construction loan secured by two 2-story office buildings in Richland, Washington. The borrower has filed for Chapter 11 bankruptcy, and Sterling is currently preparing a motion for relief from stay in order to foreclose. The carrying value on this loan at December 31, 1996 was approximately $1.6 million. No specific allowance has been established for this loan.

     Sterling Savings acquired a loan secured by a deed of trust on a pyrolysis (tire recycling) plant located in Chehalis, Washington and by deeds of trust on residential properties and assignments of real estate contracts. This nonperforming loan was acquired through Sterling's past acquisition of an insolvent thrift association. The carrying value on the loan at December 31, 1996 was $1.0 million. No specific allowance has been established for this loan.

     Sterling Savings originated two commercial loans secured by first and second deeds of trust on an office/retail property located in Spokane, Washington. These loans are current but are classified for not meeting restrictive covenants. The carrying value on these loans at December 31, 1996 was approximately $458,000. No specific allowance has been established for these loans.

     MAJOR REAL ESTATE OWNED. Each of Sterling's REO properties with a net carrying value at December 31, 1996 of more than $400,000 is described below.

     Sterling is a 99.5% partner in a partnership which owns a commercial office building in Renton, Washington acquired through an assignment of interest from a bankrupt Spokane borrower. The carrying value at December 31, 1996 was $2.5 million, net of a specific loss allowance of $192,000. The project consists of a five-story office building with 30,510 square feet of rentable area and adjoining undeveloped property. The office building is currently 41.7% leased, with active marketing and negotiations being pursued to lease the remaining 17,800 square feet. An effort is being made to sell the entire project.

     Sterling acquired a three-story office/retail/restaurant building located in Olympia, Washington through foreclosure in August 1991. The restaurant space has been converted to office space, and leasing efforts are proceeding. The carrying value on this property at December 31, 1996 was $632,000, net of a specific loss allowance of $196,000.

     DELINQUENT LOAN PROCEDURES. Delinquent and problem loans are part of any lending business. If a borrower fails to make a required payment when due, Sterling institutes internal collection procedures. For residential mortgage loans, Sterling's collection procedures generally provide that an initial mailing requesting payment be made to the borrower when the loan is 15 days past due. At 25 days past due, the borrower is contacted by telephone and payment is requested orally.
     In most cases, deficiencies are cured promptly. At 30 days past due, Sterling tracks the loan as a delinquency. At 45 days past due, a notice of intent to foreclose is mailed. If the loan is still delinquent 30 days following the mailing of the notice of intent to foreclose, Sterling generally initiates foreclosure proceedings. In certain instances, Sterling may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs.

     The following table summarizes the principal balance of nonperforming assets at the dates indicated.

                                                    June 30,
                                     December 31,   -------------------------------------
                                     1996           1996      1995      1994      1993
                                     ------------   -------   -------   -------   -------
                                                     (Dollars in thousands)
      Nonaccrual loans                 $ 2,329      $ 3,352   $ 3,395   $ 2,262   $ 5,065
      Restructured loans                   215          240       254       188       283
                                       -------      -------   -------   -------   -------
      Total nonperforming loans          2,544        3,592     3,649     2,450     5,348
      Real estate owned (1)              3,974        4,874     5,298     7,298     6,979
                                       -------      -------   -------   -------   -------
      Total nonperforming assets       $ 6,518      $ 8,466   $ 8,947   $ 9,748   $12,327
                                       =======      =======   =======   =======   =======
      Ratio of total nonperforming
        assets to total assets             0.4%         0.6%      0.6%      0.7%      1.2%
                                       =======      =======   =======   =======   =======

                                                    June 30,
                                     December 31,   -------------------------------------
                                     1996           1996      1995      1994      1993
                                     ------------   -------   -------   -------   -------
                                                     (Dollars in thousands)
      Ratio of total nonperforming
        loans to total loans               0.3%         0.4%      0.3%      0.3%      0.9%
                                       =======      =======   =======   =======   =======
      Ratio of allowance for
        estimated losses on loans
        to total nonperforming
        loans (2)                        305.3%       216.5%    205.7%   234.4%     86.0%
                                       =======      =======   =======   =======   =======


     (1)  Amount is net of the allowance for REO losses.

     (2) Excludes loans classified as loss from allowance for loan losses and from total nonperforming loans. Loans classified as loss excluded from allowance for loan losses were $262,000, $213,000, $145,000, $7,000 and $314,000 at December 31, 1996 and June 30,
          1996, 1995, 1994 and 1993, respectively. Loans classified as loss excluded from total nonperforming loans were $45,000, $46,000, $141,000, $7,000 and $223,000 at December 31, 1996 and
          June 30, 1996, 1995, 1994 and 1993, respectively.

     Sterling regularly reviews the collectibility of accrued interest income and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is eliminated from income at that time. Loans may be placed in nonaccrual status earlier if, in management's judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Additional interest income of $86,000, $151,000, $224,000 and $231,000 would have been recorded during the six months ended December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms.

     Sterling's quality control staff reviews various aspects of residential real estate loans originated and acquired by Sterling to ensure compliance with appropriate underwriting criteria. The results of these reviews assist Sterling in monitoring the performance of its personnel and independent appraisers. Sterling's mortgage loan quality control function is intended to conform to guidelines and standards established by the FNMA and the FHLMC, and as applicable, by other private investors.

     Sterling's quality control staff reviews other types of loans (consumer, business banking and commercial real estate) and reports its results to Sterling's Senior Loan Committee, which includes the Senior Vice President of Loan Administration. The quality control staff checks for appropriate documentation as well as conformance to Sterling's underwriting criteria.

     ALLOWANCE FOR LOAN AND REAL ESTATE OWNED LOSSES. Generally, Sterling establishes specific allowances for the difference between the anticipated fair value (market value less selling costs, foreclosure costs and projected holding costs), adjusted for other possible sources of repayment, and the book balance (loan principal or carrying value of REO) of its loans classified as loss and REO. Each classified loan and REO property is reviewed at least monthly. Allowances are established or periodically increased, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers. See Note 6 of "Notes to Consolidated Financial Statements."

     Management believes that the allowance for loan losses is adequate given the composition and risks of the loan portfolio, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling's allowance for estimated losses on loans for the periods indicated.

                                                    Fiscal Years Ended June 30,
                                Six Months Ended    ------------------------------
                                December 31, 1996   1996      1995      1994      1993
                                -----------------   ------    ------    ------    ------
                                                 (Dollars in thousands)
      Balance at beginning
        of period                   $ 7,889         $ 7,361   $ 5,740   $ 4,719   $ 4,745
      Charge-offs:
        Mortgage--permanent            (767)           (751)     (795)     (565)   (1,575)
          Mortgage--
            construction                 (7)              0         0         0         0
          Consumer                     (382)           (408)     (216)      (57)       (4)
          Business banking              (19)             (5)       (9)       (3)       (7)
                                    -------         -------    ------    -------  -------
      Total charge-offs              (1,175)         (1,164)   (1,020)     (625)   (1,586)
                                    -------         -------    ------   -------   -------
      Recoveries:
        Mortgage--permanent              30              23        61        39        57
        Consumer                         39              45        23         7         2
        Business banking                  8              24         5         0         1
                                    -------         -------    ------    -------   -------
      Total recoveries                   77              92        89        46        60
                                    -------         -------    ------    -------   -------
      Net charge-offs                (1,098)         (1,072)     (931)      (579)   (1,526)
      Provisions for loan
        losses                        1,100           1,600     1,600      1,600     1,500
      Allowance for losses
        on assets acquired                0               0       952          0         0
                                    -------         -------   ------     -------   -------
      Balance at end of
        period                      $ 7,891         $ 7,889   $ 7,361    $ 5,740   $ 4,719
                                    =======         =======   =======    =======   =======
      Allowances allocated
        to loans classified
        as loss                     $   262         $   213   $   145    $     7   $   314
                                    =======         =======   =======    =======   =======
      Ratio of net charge-offs
        to average loans out-
        standing during the
        period                         0.12%           0.11%     0.09%      0.08%     0.29%
                                    =======         =======   =======    =======   =======

     Allowances are provided for individual loans that are contractually past due where ultimate collection is considered questionable by management. Such allowances are based, among other factors, upon the net realizable value of the security of the loan or guarantees, if applicable. The following table sets forth the allowances for estimated losses on loans by loan category, based upon management's assessment of the risk associated with such categories, at the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.

                                                      June 30,
                                                      --------------------------------------------------------
                         December 31, 1996            1996                         1995
                         ---------------------------  ---------------------------  ---------------------------
                                  Loans in Category            Loans in Category            Loans in Category
                                  as a Percentage of           as a Percentage of           as a Percentage of
                         Amount   Total Gross Loans   Amount   Total Gross Loans   Amount   Total Gross Loans
                         -------  ------------------  -------  ------------------  -------  ------------------
                                                     (Dollars in thousands)
    Mortgage-
      permanent          $ 3,156         43.3%        $ 3,047         46.5%        $ 3,375         66.0%
    Mortgage-
      construction         2,380         25.5           1,969         25.5           1,369         15.7
    Consumer                 334         11.9             403         11.1             366          8.9
    Business banking       1,196         19.3           1,075         16.9             856          9.4
    Unallocated              825          N/A           1,395          N/A           1,395          N/A
                         -------        -----         -------        -----         -------        -----
                         $ 7,891        100.0%        $ 7,889        100.0%        $ 7,361        100.0%
                         =======        =====         =======        =====         =======        =====

                         June 30,
                         --------------------------------------------------------
                         1994                         1993
                         ---------------------------  ---------------------------
                                  Loans in Cateogry            Loans in Category
                                  as a Percentage of           as a Percentage of
                         Amount   Total Gross Loans   Amount   Total Gross Loans
                         -------  ------------------  -------  ------------------
                                             (Dollars in thousands)
    Mortgage-
      permanent          $ 3,309        78.5%         $ 3,035        84.7%
    Mortgage-
      construction           969         7.8              569         3.5
    Consumer                 359         7.8              209         7.2
    Business banking         660         5.9              463         4.6
    Unallocated              443         N/A              443         N/A
                         -------       -----          -------       -----
                         $ 5,740       100.0%         $ 4,719       100.0%
                         =======       =====          =======       =====

     Investments and Mortgage-backed Securities
     ------------------------------------------
     Sterling invests primarily in mortgage-backed securities issued by the FHLMC and the Government National Mortgage Association, U.S. Government and agency obligations and stock in the Federal Home Loan Bank of Seattle ("FHLB Seattle"). Such investments provide Sterling with liquidity, a source of interest income and collateral which can be used to secure borrowings. Sterling has, since its inception, invested in investment-grade securities; it does not invest in high-yield, below investment-grade securities. See Note 2 of "Notes to Consolidated Financial Statements."

     The following table provides the carrying values, maturities and weighted average yields of Sterling's investment and mortgage-backed securities portfolio at December 31, 1996.

                            Maturity
                            ------------------------------------------------------
                            Less than  One to      Five to    Over
                            One Year   Five Years  Ten Years  Ten Years  Total
                            ---------  ----------  ---------  ---------  ---------
                                            (Dollars in thousands)
     Mortgage-backed
       securities, at fair
       value(1):
         Balance            $      0   $108,246    $ 11,147   $257,547   $376,940
         Weighted average
           yield                0.00%      5.86%       6.55%     6.62%       6.40%

     U.S. government and
       agency obligations,
       at fair value(1):
         Balance                   0     66,919           0         0      66,919
         Weighted average
           yield                0.00       6.67        0.00      0.00        6.67

     FHLB Seattle stock,
       at cost:
         Balance                   0          0           0    25,923      25,923
         Weighted average
           yield(2)             0.00       0.00        0.00      7.00        7.00

     Municipal bonds(3):
       Balance                   598      7,005       4,243         0      11,846
       Weighted average
         yield                  4.26       4.40        4.73      0.00        4.51

                            Maturity
                            ------------------------------------------------------
                            Less than  One to      Five to    Over
                            One Year   Five Years  Ten Years  Ten Years  Total
                            ---------  ----------  ---------  ---------  ---------
                                            (Dollars in thousands)
     Other:
       Balance              $      0   $      0    $      0   $    33    $     33
       Weighted average
         yield                  0.00%      0.00%       0.00%     0.11%       0.11%
                            --------   --------    --------   --------   --------
     Total carrying value   $    598   $182,170    $ 15,390   $283,503   $481,661
                            ========   ========    ========   ========   ========
     Weighted average
         yield                  4.26%      6.10%       6.05%     6.65%       6.42%
                            ========   ========    ========   ========   ========

       (1) Based on contractual maturities.

       (2) The weighted average yield on FHLB Seattle stock is based upon the dividends received for the six months ended December 31, 1996.

       (3) The weighted average yields on municipal bonds reflects the actual yields on the bonds and is not tax effected.

     The following tables set forth the carrying values and classifications for financial statement reporting purposes of Sterling's investment and mortgage-backed securities portfolio at the dates indicated.

                                                             June 30,
                                                             ------------------
                                         December 31, 1996   1996      1995
                                         -----------------   --------  --------
                                                  (Dollars in thousands)
     Mortgage-backed securities              $376,940        $399,893  $280,776
     U.S. Government and agency
       obligations                             66,919         35,244     41,177
     FHLB Seattle stock                        25,923         24,911     23,151
     Municipal bonds                           11,846         11,854     12,223
     Other                                         33             38         25
                                             --------        --------  --------
       Total                                 $481,661        $471,940  $357,352
                                             ========        ========  ========
     Available-for-sale                      $469,790        $460,061  $119,729
     Held-to-maturity                          11,871         11,879    237,623
                                             --------        --------  --------
       Total                                 $481,661        $471,940  $357,352
                                             ========        ========  ========
     Weighted average yield                      6.42%          6.26%      6.16%
                                             ========        ========  ========

     Sources of Funds
     ----------------
     GENERAL. Sterling's primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, proceeds from sales of loans, proceeds from sales of mortgage-backed and investment securities, FHLB Seattle advances and secured lines of credit and other borrowings. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other investments and other economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See "Lending Activities" and "Investments and Mortgage-Backed Securities."

     DEPOSIT ACTIVITIES. Sterling offers a variety of accounts for depositors designed to attract both short-term and long-term deposits from the general public. These accounts include certificates of deposit ("CDs"), regular savings accounts and checking accounts, including negotiable order of withdrawal ("NOW") accounts. These accounts earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.

     With the exception of certain promotional CDs and variable-rate, 18-month Individual Retirement Account certificates, all CDs carry a fixed-rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

     Sterling supplements its retail deposit gathering by soliciting funds from State of Washington public entities. Public funds were 5.7%, 6.2% and 8.5% of deposits for the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions.

     The primary retail deposit vehicles being utilized by Sterling's customers are CDs with terms of one year or less, regular savings accounts, money market accounts and NOW accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated.


                                       Six Months Ended December 31,
                                       -----------------------------------------
                                                  Weighted              Weighted
                                                  Average               Average
                                       Average    Interest   Average    Interest
                                       Balance    Rate       Balance    Rate
                                       --------   --------   --------   --------
                                                (Dollars in thousands)
     Certificates of deposit           $578,738     5.64%    $629,828     6.01%
     Regular savings accounts and
       money market accounts            222,223     3.82      175,479     3.68
     Checking accounts:
       NOW accounts                      70,944     1.41       66,426     1.50
       Non-interest-bearing demand
         accounts                        24,875     0.00       26,297     0.00
                                       --------     ----     ---------    ----
                                       $896,780     4.70%    $898,030     5.05%
                                       ========     ====     =========    ====
                                       Six Months Ended December 31,
                                       --------------------------------------
                                                  Weighted              Weighted
                                                  Average               Average
                                       Average    Interest   Average    Interest
                                       Balance    Rate       Balance    Rate
                                       --------   --------   --------   --------
                                                  (Dollars in thousands)
     Certificates of deposit           $610,297     5.90%    $626,952     5.23%
     Regular savings accounts and
       money market accounts            194,346     3.72      163,490     3.56
     Checking accounts:
       NOW accounts                      67,507     1.52       66,060     1.80
       Non-interest-bearing demand
         accounts                        24,346     0.00       21,961     0.00
                                       --------     ----     ---------    ----
                                       $896,496     4.94%    $878,463     4.53%
                                       ========     ====     ========     ====

     The following table shows the amounts and maturities of CDs that had balances of $100,000 or more at December 31, 1996.

                                        (Dollars in thousands)
     Remaining maturity:
       Less than three months          $ 66,917
       Three to six months               41,551
       Six to 12 months                  32,742
       Over 12 months                    24,406
                                       --------
                                       $165,616
                                       ========

     The following table presents, at December 31, 1996, the types of deposit accounts offered by Sterling Savings and the balance in such accounts:


                                              December 31, 1996
                                              ------------------------------------------------
                                                                  Percent of  Interest Rate
      Minimum                                 Minimum             Total       Offered at
      Term        Category                    Balance   Amount    Deposits    December 31, 1996
      ---------   --------------------------  --------  --------  ----------  -----------------
                                               (Dollars in thousands, except minimum amounts)
      Transaction Accounts:
      None        NOW checking                $    100  $ 72,686      8.0%          1.50%
      None        Commercial checking              100    24,180      2.7           0.00
      None        Regular savings                  100    72,243      8.0           2.55
      None        Money market demand            2,500   148,696     16.5           3.20
                                                        --------    -----
                                                         317,805     35.2
                                                        --------    -----
      Certificates of Deposit:
      3 months    Fixed term, fixed rate           500     1,048      0.1           3.50
      6 months    Fixed term, fixed rate           500    13,695      1.6           4.83
      9 months    Fixed term, adjustable rate    5,000    63,954      7.1           4.89
      12 months   Fixed term, fixed rate           500   104,909     11.6           5.14
      12 months   Fixed term, fixed rate         5,000     1,253      0.1           2.75
      12 months   Fixed term, adjustable rate    5,000    10,694      1.2           4.87
      15 months   Fixed term, adjustable rate    5,000    71,744      8.0           5.22
      18 months   Fixed term, fixed rate           500    66,877      7.4           5.60
      24 months   Fixed term, fixed rate           500    92,322     10.2           5.32
      36 months   Fixed term, fixed rate           500    12,673      1.4           5.37
      36 months   Zero coupon, fixed term(1)       N/A     2,102      0.2            N/A
      18 months   Variable Rate, IRA               100     5,582      0.6           5.58
      18 months   Fixed Rate, IRA                  500     1,867      0.2           5.22
      36 months   Variable Rate, IRA             2,000    15,879      1.8           5.60
      7 days      Jumbos                       100,000   119,874     13.3           5.00
                                                        --------    -----
                                                         584,473     64.8
                                                        --------    -----
                  Total deposits                        $902,278    100.0%
                                                        ========    =====

      (1)  Not offered as of December 31, 1996.

     The following table sets forth the composition of Sterling's deposit accounts at the dates indicated.

                                   December 31,          June 30, 1996
                                   --------------------  --------------------
                                             Percent of            Percent of
                                             Total                 Total
                                   Amount    Deposits    Amount    Deposits
                                   --------  ----------  --------  ----------
     NOW checking                  $ 72,686      8.0%    $ 69,125      7.7%
     Commercial checking             24,180      2.7       20,468      2.3
     Regular savings                 72,243      8.0       74,413      8.3
     Money market demand            148,696     16.5      152,874     17.0
     Variable-rate certificates:
       18 months                      5,582      0.6        5,478      0.6

     Fixed-rate certificates:
       1-11 months                  198,571     22.0      201,319     22.4
       12-35 months                 267,955     29.7      234,412     26.1
       36-240 months                112,365     12.5      140,298     15.6
                                   --------    -----     --------    -----
                                    902,278    100.0      898,387    100.0
     Deposit premium                      0      0.0            7      0.0
                                   --------    -----     --------    -----
     Total deposits                $902,278    100.0%    $898,394    100.0%
                                   ========    =====     ========    =====

     Substantially all of Sterling's depositors are residents of the States of Washington or Oregon. Sterling had no brokered deposits at December 31, 1996.

     Sterling is a member of The Exchange, an automated teller machine system ("ATM") that allows participating customers to deposit or withdraw from NOW accounts, money market demand accounts and savings accounts at over 18,000 Exchange system machines located throughout the United States and Canada. Sterling is also a member of the Plus System ATM network, with numerous locations in the United States and internationally. Sterling has installed automated teller machines in 21 of its branches to better serve customers in those markets. Customers in these areas can access the system through automated teller machines operated by other financial institutions.

     BORROWINGS. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. See "Management's Discussion and Analysis - Sources of Funds."

     The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the "FHL Banks") each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to thrift institutions. As a member, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling's loans outstanding and advances from the FHLB Seattle. At December 31, 1996, Sterling exceeded its FHLB Seattle stock ownership requirement of $12.5 million by $13.4 million. The stock of the FHLB Seattle has always been redeemable at par value, but there can be no assurance that this will always be the case.

     As a member of the FHLB Seattle, Sterling is authorized to apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness are met. Each credit program has its own interest rate and range of maturities. At December 31, 1996, Sterling had advances totaling $259.6 million from the FHLB Seattle which mature from fiscal years 1997 through 2015 at interest rates ranging from 4.88% to 8.40%. See "Management's Discussion and Analysis - Liquidity and Sources of Funds" and Note 9 of "Notes to Consolidated Financial Statements."

     Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells securities (generally treasury and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $229.8 million and $195.8 million in reverse repurchase agreements outstanding at December 31, 1996 and June 30, 1996, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "Management's Discussion and Analysis - Asset and Liability Management," "Management's Discussion and Analysis - Liquidity and Sources of Funds" and Note 10 of "Notes to Consolidated Financial Statements."

     During fiscal year 1994, Sterling issued $17.2 million of 8.75% Subordinated Notes due on January 31, 2000 ("the Subordinated Notes"). These Subordinated Notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the Subordinated Notes, Sterling is limited by the amount of certain long-term debt that it can incur and restricted, under certain circumstances, from paying of cash dividends and from making other capital distributions. At December 31, 1996, Sterling has the authority to incur approximately $39.2 million of additional long-term debt within the covenants of the Subordinated Notes. Interest on the Subordinated Notes is due the first day of each month. Sterling may, at its option, redeem the Subordinated Notes in whole or in part at par plus accrued interest. See Note 11 of "Notes to Consolidated Financial Statements."

     In addition to the borrowings described above, Sterling has a $5.0 million line-of-credit agreement with Key Bank of Washington ("Key Bank"). Advances under the line of credit accrue interest at Key Bank's prime interest rate plus 0.50% (8.75% at December 31, 1996) and the line of credit matures in October 1997. Management expects that the line of credit will be renewed at that time on substantially the same terms, although there can be no assurance in this regard. Borrowings under this line of credit are secured by a pledge of certain shares of Sterling Savings Preferred Stock which are owned by Sterling. No amounts were outstanding on this line of credit at December 31, 1996 and June 30, 1996. In August 1996, Sterling completed a $15.0 million six-year loan with Key Bank. The proceeds of this loan were used to purchase $3.0 million of Preferred Stock of Sterling Savings and for general corporate purposes. Interest at a variable rate (7.0% at December 31, 1996) is payable quarterly on this loan. Principal is repayable in five annual payments of $3.0 million each, commencing September 1998.

     Sterling Savings has an unsecured $10.0 million line of credit agreement with Key Bank. Advances under the line of credit accrue interest at Key Bank's federal funds rate plus an incremental negotiated rate and the line matures on October 1, 1997. Management expects that the line of credit will be renewed at that time on substantially the same terms, although there can be no assurance in this regard. No amounts were outstanding on this line of credit at December 31, 1996 and June 30, 1996.

     The following table sets forth certain information regarding
     Sterling's short-term borrowings as of and for the periods indicated.


                                                       Fiscal Years Ended
                                                       June 30,
                                   Six Months Ended    ------------------
                                   December 31, 1996   1996       1995
                                   -----------------   --------   --------
                                            (Dollars in thousands)
     Maximum amount outstanding
       at any month end during
       the period:
         Reverse repurchase
           agreements                   $232,885       $195,785   $148,055
         Short-term advances              95,000        171,000    223,000

     Average amount outstanding
       during the period:
         Reverse repurchase
           agreements                    213,560        156,578    118,064
         Short-term advances              90,833        140,917    201,250

                                                       Fiscal Years Ended
                                                       June 30,
                                   Six Months Ended    ------------------
                                   December 31, 1996   1996       1995
                                   -----------------   --------   --------
                                            (Dollars in thousands)
     Weighted average interest rate
       paid during the period:
         Reverse repurchase
           agreements                    5.60%           5.91%     6.02%
         Short-term advances             5.79            5.88       5.13
     Weighted average interest rate
       paid at end of period:
         Reverse repurchase
           agreements                    5.62%           5.57%     6.67%
         Short-term advances             5.75            6.42       5.41


     The following table sets forth certain information concerning Sterling's outstanding borrowings.

                                     December 31, 1996   June 30, 1996
                                     -----------------   -----------------
                                     Amount     %        Amount     %
                                     --------   ------   --------   ------
     FHLB Seattle advances:
       Short-term                    $ 90,000    17.3%   $ 90,000    19.1%
       Long-term                      169,626    32.5     169,410    35.9
     Securities sold subject to
       reverse repurchase agreements  229,797    44.0     195,785    41.4
     Subordinated Notes payable        17,240     3.3      17,240     3.6
     Note payable                      15,000     2.9           0     0.0
                                     --------   -----    --------   -----
         Total borrowings            $521,663   100.0%   $472,435   100.0%
                                     ========   =====    ========   =====

     Weighted average interest rate              6.21%               6.25%
                                                =====               =====

     Subsidiaries
     ------------
     Sterling's principal subsidiary is Sterling Savings Association. Sterling Savings has three principal subsidiaries which have been previously described: Action Mortgage, Harbor Financial and INTERVEST. Additionally, Sterling Financial Corporation and Sterling Savings have the following wholly owned subsidiaries that are either inactive or exist solely for the purpose of holding and owning specific assets or properties and that are described below:

     Sterling Financial Corporation
     ------------------------------
     (1) Tri-Cities Mortgage Corporation ("TCMC") was obtained as part of an acquisition in April 1988. The corporation's principal asset is a 99.5% partnership interest in Renton Plaza Investors (a partnership which owns a five-story office building near Renton, Washington). See "Lending Activities - Classified Assets, Real Estate Owned and Delinquent Loans - Major Real Estate Owned."

     Sterling Savings Association
     ----------------------------
     (1) Fidelity Service Corporation was organized in 1983 to acquire and sell real and personal property in eastern Washington and Idaho. The corporation's assets consist principally of office furniture and equipment used by Sterling Savings.

     (2) Evergreen Environmental Development Corporation ("EEDC") was organized to engage in real estate development and was obtained in an acquisition in December 1988. EEDC's assets include a 33% interest in the Grapetree Partnership, which owns a parcel of raw land in Spokane, Washington that it intends to develop into single-family residential lots. Sterling Savings' investment in the Grapetree Partnership has been deemed by its primary federal regulators to be an impermissible investment. Accordingly, Sterling Savings' investment has been deducted from tangible, core and risk-based capital.

     (3) Tri-West Mortgage, Inc. was obtained in an acquisition in 1988 and was originally engaged in mortgage banking. The corporation is now inactive.

         Evergreen First Service Corporation was obtained in an acquisition in 1988 and owns all of the outstanding capital stock of Harbor Financial, through which Sterling offers tax-deferred annuities, mutual funds and other financial products.

     Competition
     -----------
     Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling real estate and other loans, from savings and loan associations, mutual savings banks, credit unions and commercial banks and other institutions, many of which have greater resources than Sterling. Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities. Some or all of these competitive institutions operate in Sterling's market areas.

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") was enacted.
     The Interstate Banking Act allows adequately capitalized and well-managed bank holding companies to acquire banks in any state, regardless of whether such an acquisition would be prohibited by applicable state law. The Interstate Banking Act also allows interstate merger transactions beginning June 1, 1997. Through such merger transactions, banks will be able to acquire branches of out-of-state banks by converting their offices into branches of the resulting bank. Each state may enact a law before June 1, 1997, expressly prohibiting merger transactions with out-of-state banks. If a state "opts out" in this manner, no bank in any other state may establish a branch in that state. Moreover, a bank whose home state "opts out" of interstate branching may not participate in any interstate merger transaction. As a result of the Interstate Banking Act, Sterling's competitors may be able to conduct extensive interstate banking operations and thereby gain competitive advantages.

     Personnel
     ---------
     As of December 31, 1996, Sterling, including its subsidiaries, had 495 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes its relationship with its employees is excellent.

     Regulation
     ----------
     INTRODUCTION. The following is not intended to be a complete discussion but is intended to be a summary of some of the most significant provisions of laws applicable to Sterling.

     Sterling is a savings and loan holding company and as such is subject to OTS regulations, examinations and reporting requirements. Sterling Savings is chartered by the State of Washington and its savings deposits are insured by the FDIC. Sterling Savings is subject to comprehensive regulation, examination and supervision by the OTS, the FDIC and the Washington Supervisor. Furthermore, certain transactions and savings deposits are subject to regulations and controls promulgated by the Federal Reserve Board (the "Fed").

     SAVINGS AND LOAN HOLDING COMPANY REGULATION. Sterling is registered as a savings and loan holding company under the Home Owners' Loan Act (the "HOLA"). The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the "QTL Test"). Sterling presently controls only one savings and loan association, Sterling Savings, which at December 31, 1996 exceeded the requirements to meet the QTL Test.

     If Sterling Savings fails to meet the QTL Test in the future, Sterling will become subject to restrictions on the activities in which it may engage. Such activities would generally be limited to any activity that the Fed by regulation has determined is permissible for bank holding companies pursuant to Section 4(c) of the Bank Holding Company Act of 1956, as amended (unless limited or prohibited by the OTS by regulation), and certain other limited services and activities. Sterling currently has no plans to engage in any new activity that would be restricted if Sterling Savings were to fail to meet the QTL Test in the future. Although Sterling Savings expects to remain in compliance with the QTL Test in the future, there can be no assurance in this regard.

     Under the HOLA, no person may acquire control of a savings association or a savings and loan holding company without the prior approval of the OTS. In addition, as a savings and loan holding company, Sterling would be prohibited from acquiring (i) control of another savings association or a savings and loan holding company without the prior approval of the OTS, (ii) by merger, consolidation or purchase, the assets of another savings association, or savings and loan holding company, without the prior approval of the OTS, (iii) more than 5% of the voting shares of a savings association or a savings and loan holding company which is not a subsidiary of Sterling or (iv) control of a depository institution the accounts of which are not insured by the FDIC.

     The HOLA authorizes the OTS to issue a directive to a savings and loan holding company and any of its subsidiaries if the OTS determines that there is reasonable cause to believe that the continuation by the holding company of any activity constitutes a serious risk to the financial safety, soundness or stability of the holding company's subsidiary savings association. The OTS may impose restrictions through such directive to limit such risk, including limiting (i) the payment of dividends by the savings association, (ii) transactions between the savings association, the holding company and the subsidiaries or affiliates of either and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its other affiliates may be imposed on the savings association. Such a directive has the same effect as a final cease and desist order. The issuance of the directive can be appealed to the Director of the OTS.

     THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA further provides the OTS with broad powers to take "prompt corrective action" to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

     Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is "well capitalized" if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1996 Sterling Savings met the standards for a "well capitalized" institution.

     An institution which is "undercapitalized" must submit a capital restoration plan to the OTS. The plan may be approved only if the OTS determines it is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. The institution's performance under the plan must be guaranteed by any company which controls the institution, up to a maximum of 5% of the institution's assets. The OTS may also require the institution to take various actions deemed appropriate to minimize the potential losses to the deposit insurance fund. A "significantly undercapitalized" institution is subject to additional sanctions and a "critically undercapitalized" institution generally must be placed in receivership or conservatorship.

     FDICIA directs each bank regulatory agency and the OTS to review its capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds. FDICIA, as amended, also requires the OTS to prescribe minimum operational and managerial standards and standards for asset quality, earnings and stock valuation for savings institutions. Any savings institution which fails to meet the standards may be required to submit a plan for corrective action. If a savings institution fails to submit or implement an acceptable plan, the OTS may require the institution to take any action the OTS determines will best carry out the purpose of prompt corrective action.

     Under FDICIA, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval. FDICIA also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators. The federal banking agencies are required to set compensation standards for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees and principal shareholders. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts. FDICIA has also greatly expanded the range of merger, purchase and assumption, and deposit transfer transactions involving banks and savings associations that are exempt from payment of exit and entry fees as transfers of deposits between the FDIC's BIF and its SAIF. Many of the provisions of FDICIA have been implemented through the adoption of regulations by the federal banking agencies.

     Sterling anticipates that it will continue to enhance its capital resources and the regulatory capital ratios of Sterling Savings through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard.

     REGULATORY CAPITAL REQUIREMENTS. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS has adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings. Such capital standards include (i) a requirement that savings associations maintain tangible capital of not less than 1.5% of adjusted total assets, (ii) a leverage (or core) ratio requirement that savings associations maintain core capital of not less than 3.0% of adjusted total assets, and (iii) a requirement that savings associations maintain total capital of not less than 8.0% of risk-weighted assets. As of December 31, 1996, Sterling Savings met all regulatory capital requirements. For additional information, see "Management's Discussion and Analysis - Liquidity and Sources of Funds" and "Management's Discussion and Analysis - Capital Resources."

     TANGIBLE CAPITAL. Tangible capital consists of common Shareholders' equity, including retained earnings, non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of fully consolidated subsidiaries. In calculating tangible capital certain items must be deducted. These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged in activities which are not permissible for national banks (except for a declining amount of grandfathered investments as described below). With respect to purchased mortgage servicing rights, the amount that qualifies to be included in tangible capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost or (c) the current amortized book value. With respect to investments in subsidiaries, if a subsidiary was engaged in an activity not permissible for a national bank as of April 12, 1989, the association's investments in such subsidiary must be excluded from tangible capital. See "Subsidiaries" and "Lending Activities - Classified Assets, Real Estate Owned and Delinquent Loans - Major Real Estate Owned."

     LEVERAGE (OR CORE) CAPITAL. "Core capital" is defined, essentially, as tangible capital plus certain other qualifying intangible assets (of up to 25% of core capital) which meet a three-part test of separatability, marketability and market valuation.

     RISK-BASED CAPITAL. FIRREA and the OTS capital regulations also impose a risk-based capital requirement which is a percentage of capital to risk-adjusted assets. A risk weight is assigned to both the on-balance sheet assets and off-balance sheet commitments of a savings association. Representative risk weights include: 0% for assets that are backed by the full faith and credit of the United States; 20% for stock, agency securities not backed by the full faith and credit of the United States and certain mortgage-related securities; 50% for qualifying mortgage loans and certain mortgage-related securities; 100% for consumer, commercial and other loans; and 200% for delinquent or repossessed assets.

     Both core capital and "supplementary capital," as defined below, may be used to meet the risk-based capital requirement, although supplementary capital cannot be used in an amount greater than 100% of core capital. For purposes of the risk-based capital requirement, supplementary capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual or mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock, commitment notes and certain grandfathered mandatory redeemable preferred stock (although the amount included declines as the instrument approaches maturity), and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The risk-based capital requirement was equal to 8.00% of risk-weighted assets at December 31, 1996.

     The following tables set forth Sterling Savings' tangible, core and risk-based capital positions as reported to the OTS on the quarterly Thrift Financial Report at December 31, 1996, computed in accordance with the OTS capital regulations.

                                                       Tangible Capital
                                                       December 31, 1996
                                                       --------------------
                                                       Dollars   Ratio (1)
                                                       --------  ---------
                                                      (Dollars in thousands)

     Total Shareholders' equity:                       $106,300     6.94%
     Adjustment:
       Unrealized losses on certain available-
         for-sale securities                              6,020     0.39
     Less:
       Intangibles                                       10,147     0.66
     Excess qualifying purchased mortgage
       loan servicing                                       214     0.01
     Investment in non-includable subsidiaries              370     0.02
                                                       --------    -----
     Total tangible capital                             101,589     6.64
     Tangible capital requirement                        22,934     1.50
                                                       --------    -----
     Tangible capital excess                           $ 78,655     5.14%
                                                       ========    =====


                                                       Core Capital
                                                       December 31, 1996
                                                       -------------------
                                                       Dollars   Ratio (1)
                                                       --------  ---------
                                                      (Dollars in thousands)

     Total tangible capital:                           $101,589     6.64%
     Add:
       Qualifying identified intangibles up
         to 25% of other core capital                         0     0.00
                                                       --------    -----
     Total core capital                                 101,589     6.64
     Core capital requirement                            45,868     3.00
                                                       --------    -----
     Core capital excess                               $ 55,721     3.64%
                                                       ========    =====

                                                       Risk-Based Capital
                                                       December 31, 1996
                                                       --------------------
                                                       Dollars   Ratio (1)
                                                       --------  ---------
                                                      (Dollars in thousands)

     Total core capital:                               $101,589    10.99%
     General valuation allowances                         7,628     0.83
     Assets required to be deducted                        (183)   (0.02)
                                                       --------    -----
     Total risk-based capital                           109,034    11.80
     Risk-based capital requirement                      74,870     8.00
                                                       --------    -----
     Risk-based capital excess                         $ 34,164     3.80%
                                                       ========    =====

     (1) Ratio of capital to total adjusted assets for tangible and core capital and ratio of capital to risk-weighted assets for risk-based capital.

     The OTS has adopted a regulation that adds an IRR component to the risk-based capital requirement for thrift institutions. Currently, the OTS has waived inclusion of the IRR component in the risk-based capital calculation, pending the issuance by the OTS of guidelines regarding the appeal of such inclusion or calculation. Under the rule, thrift institutions meeting or exceeding a base level of interest rate exposure must take a deduction from the total capital available to meet their risk-based capital requirement. That deduction is equal to one-half of the difference between the institution's actual measured exposure and the base level of exposure. The institution's actual measured IRR is expressed as the change that occurs in its net present value ("NPV") as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. The base level of IRR which would require inclusion of a capital component is defined as a decline in NPV which exceeds 2.0% of an institution's assets expressed in terms of economic value. Using a computer model, the OTS will calculate changes in each institution's NPV based on financial data the institution submits on its Thrift Financial Report. The OTS will then advise each institution of its IRR capital requirement. The OTS, using December 31, 1996 financial information, calculated that no IRR capital component would have been required to be added to Sterling Savings' risk-based capital.

     Savings associations which fail to meet the tangible, core or risk-based capital requirements are subject to a number of sanctions or restrictions. Under FIRREA, the OTS must prohibit any asset growth, except that the OTS may permit growth in an amount not in excess of net interest credited to the savings association's deposit liabilities if (i) the savings association obtains the prior approval of the OTS;
     (ii) any increase in assets is accompanied by an increase in tangible capital in an amount not less than 3.0% of the increase in assets;
     (iii) any increase in assets is accompanied by an increase in capital not less in percentage amount than required under the risk-based capital standards then applicable; (iv) any increase in assets is invested in low-risk assets; and (v) the savings association's ratio of core capital to total assets is not less than the ratio existing on January 1, 1991.

     The OTS also may require any savings association not in compliance with capital standards (including any individual minimum capital requirement) to comply with a capital directive issued by the OTS. Such capital directive may order the savings association to (a) achieve its minimum capital requirements by a specified date; (b) adhere to a compliance schedule for achieving its minimum capital requirements; (c) submit and adhere to a capital plan acceptable to the OTS; and/or (d) take other actions including reducing its assets or rate of liability growth and/or restricting its payment of dividends in order to reach the required capital levels. The OTS, by such capital directive, enforcement proceedings or otherwise, may require an association not in compliance with the capital requirements to (i) increase the amount of its regulatory capital to a specified level; (ii) convene a meeting with the OTS supervision staff for the purpose of accomplishing the objectives of the regulations; (iii) reduce or limit the rate of interest that may be paid on savings accounts; (iv) limit the receipt of deposits to those made to existing accounts; (v) cease or limit lending or the making of a particular loan or category of loan; (vi) cease or limit the purchase of loans or the making of specified other investments; (vii) limit operational expenditures to specific levels; (viii) increase liquid assets and maintain such increased liquidity at specified levels; or (ix) take such other action or actions as the OTS may deem necessary or appropriate for the safety and soundness of the savings association or the protection of its depositors. The material failure of a savings association to comply with any plan, regulation, written agreement, order or directive issued will be treated as an unsafe or unsound practice which could result in the imposition of certain penalties or sanctions including, but not limited to, the assessment of civil monetary penalties, the issuance of a cease and desist order, or the appointment of a conservator or receiver.

     Any savings association which does not meet its regulatory capital requirements may not accept brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5% of the association's total deposits, without a written waiver from the OTS. In addition, the FDIC prohibits, with certain exceptions, an "insolvent institution" from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution which does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution. Sterling had no brokered deposits at December 31, 1996.

     A savings association which is not in compliance with its capital requirements may apply to the OTS for an exemption from the sanctions and penalties imposed upon a savings association for failure to comply with its minimum capital standards. Pursuant to FIRREA, the OTS may approve an application for a capital exemption if such exemption would pose no significant risk to the affected insurance fund, the savings association's management is competent, the savings association is in compliance with all applicable statutes, regulations, orders and supervisory agreements and directives, and the savings association's management has not engaged in insider dealing, speculative practices or any other activities that could have jeopardized the association's safety and soundness or contributed to impairing the association's capital. Any application for a capital exemption must be accompanied by an acceptable capital plan. If a savings association receives approval of capital exemption and operates in accordance with an acceptable capital plan, it will be deemed to be in compliance with its capital standards for purposes of OTS capital regulation only.
     The savings association must request and receive approval of specific, express exemptions from the provisions of other rules, regulations and policy statements as part of the accepted capital plan to be deemed in capital compliance for purposes of such other rules, regulations and policy statements.

     FEDERAL DEPOSIT INSURANCE CORPORATION. Sterling's deposits are insured up to $100,000 per insured depositor (as defined by law and regulations) by the FDIC through the SAIF. The SAIF is administered and managed by the FDIC. The FDIC is authorized to conduct examinations of and to require reporting by SAIF member institutions. The FDIC may prohibit any SAIF member institution from engaging in any activity the FDIC determines by regulation or order poses a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations.

     On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the SAIF, which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation required SAIF-insured savings institutions, like Sterling Savings, to pay a one-time special assessment of $0.657 for every $100 of deposits as of March 31, 1995. The special assessment is designed to capitalize the SAIF up to the prescribed 1.25% of SAIF-insured deposits. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the six months ended December 31, 1996.

     Deposits insured by SAIF are currently assessed at the rate of zero to $0.27 per $100 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of insured deposits.

     Effective January 1, 1997, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The FICO Bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, depository institutions will pay approximately $.064 per $100 of SAIF-assessable deposits and approximately $.013 per $100 of BIF-assessable deposits.

     The new legislation contemplates a unification of the charters presently available to banks and thrifts. The Treasury Department is required to make recommendations regarding unification of the available charters and the merger of the insurance funds by March 31, 1997. The legislation requires a merger of the SAIF with the BIF on January 1, 1999 if the unification of the charters for all insured institutions has, in fact, occurred. SAIF and BIF will continue to operate as separate funds, if this unfication of charters has not taken place, until such time as additional federal legislation is passed requiring a merger of the funds.

     Sterling Savings may be required to convert its charter to either a national bank charter, a state depository institution charter, or a newly designed charter. Sterling may also become regulated at the holding company level by the Federal Reserve rather than by the OTS. Regulation by the Federal Reserve could subject Sterling to capital requirements that are not currently applicable to Sterling as a thrift holding company under OTS regulation and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings is unable to predict whether a charter change will be required and, if it is, whether the charter change will significantly impact Sterling Savings' operations.

     The FDIC is empowered to initiate a termination of insurance proceeding in cases where the Board of Directors of the FDIC determines that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated an applicable law, regulation, order or condition imposed by the FDIC. The FDIC may deem failure to comply with applicable regulatory capital requirements an unsafe and unsound practice. If the FDIC terminates a savings association's deposit insurance, funds then on deposit continue to be insured for at least six months and up to two years after notice of such termination is provided to the account holders. Furthermore, if the FDIC initiates an insurance termination proceeding against a savings association that has no tangible capital, the FDIC may issue a temporary order immediately suspending deposit insurance on all deposits received by such savings association.

     RESOLUTION FUNDING CORPORATION. FIRREA provides for substantial contributions by the FHL Banks to the Resolution Funding Corporation, which was created under FIRREA to raise funds to be used to resolve cases involving failed savings associations. The funding obligations that FIRREA imposes on the FHL Banks may reduce the dividends paid by the FHL Banks to their savings association shareholders', increase the cost to FHL Bank members of the services provided by the FHL Banks, or both. Each of these provisions may increase Sterling's cost of doing business.

     LOANS TO AFFILIATES. FIRREA amended the statutory provisions governing transactions between a savings association and its affiliates. Such transactions are subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act (the "FRA") in the same manner and to the same extent as if the savings association were a member bank as defined in the FRA, except that a savings association may not (i) extend credit to any affiliate engaged in activities that are impermissible for a bank holding company or (ii) purchase or invest in any securities of an affiliate other than shares of a subsidiary.

     Section 23A of the FRA limits the aggregate amount of "covered transactions" with any one affiliate to 10% of the capital stock and surplus of the member bank. "Covered transactions" are defined in
     Section 23A to include extending credit to, purchasing the assets of, issuing a guarantee, acceptance or letter of credit on behalf of, or investing in the stock or securities of, any affiliate. Section 23A also requires a bank to obtain specified levels of collateral for any extension of credit to an affiliate. Section 23B, in general, requires that any transaction with an affiliate be on terms and conditions no less favorable to the member bank than those applicable to transactions with unaffiliated entities. The OTS has recently adopted regulations further defining and clarifying the applicability of Section 23A and 23B to savings associations. The Director of the OTS has the authority to impose any additional restrictions on any transaction between a savings association and an affiliate that he determines are necessary to protect the safety and soundness of the association.

     In addition, FIRREA provides that extensions of credit to executive officers, directors and principal shareholders of a savings association are governed by Section 22(h) of the FRA. Section 22(h) requires prior approval by the Board of Directors of the bank before a loan can be made to an executive officer, director or 10% shareholder. In addition, such loan or extension of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons that do not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also prohibits any loan or extension of credit to an executive officer or a controlling shareholder if such loan or extension of credit (when aggregated with the amount of all other loans or extensions of credit then outstanding to such individual) would exceed the limits on loans to a single borrower applicable to national banks. The Director of the OTS may impose additional restrictions for safety and soundness reasons.

     LIQUIDITY. All savings associations, including Sterling, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. Short-term liquid assets currently must constitute at least 1% of the institution's average daily balance of net withdrawable deposit accounts and current borrowings. Sterling's liquidity ratios for the month of December 1996 and June 1996 were 10.91% and 7.31%, respectively.

     LOANS-TO-ONE-BORROWER. Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event). OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. In addition, institutions which meet applicable capital requirements may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 30% of the institution's unimpaired capital and unimpaired surplus, subject to certain conditions. At December 31, 1996, Sterling's loans-to-one-borrower limit equals $15.2 million, which management believes is adequate to allow for loan originations.

     QUALIFIED THRIFT LENDER. Under the QTL Test, as revised by the FDICIA, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in "qualified thrift investments" on a monthly average basis in nine out of every twelve months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing. At December 31, 1996, Sterling's qualified thrift investments were 77.8% of portfolio assets. An institution's failure to remain a qualified thrift lender ("QTL") may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions;
     (3) loss of borrowing privileges at the FHLB Seattle and (4) limitations on the payment of dividends.

     COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by the OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institutions. The CRA requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Sterling's current CRA rating is "outstanding."

     CHANGE OF CONTROL. Under applicable statutes and regulations, a person may not acquire control of a savings association without the prior approval of the OTS and the Washington State Department of Savings and Loans. Control is conclusively deemed to be acquired when, among other things, a person, either alone or acting in concert with others, acquires more than 25% of any class of voting stock of a savings association. Under federal statutes and regulations, a rebuttable presumption of control arises if a person acquires, either alone or acting in concert with others, more than 10% of any class of voting stock of a savings association and is subject to a "control factor," or acquires more than 25% of any class of non-voting stock, and is subject to a "control factor." A person is subject to a control factor as a result of specified ownership levels of the savings association's debt or equity or as a result of certain relationships with the savings association.

     As indicated above, if a person's ownership of the savings association stock is below the threshold levels for control, such person may nevertheless be deemed to be "acting in concert" with one or more other persons that own stock in the savings association, in which case all of the stock ownership of each person acting in concert will be aggregated and attributed to each member of the group, thereby putting each one over the control threshold. Under certain circumstances, acquirers will be presumed to be acting in concert. The most commonly applicable circumstances include (i) a company will be presumed to be acting in concert with a controlling shareholder or management official; (ii) a company controlling or controlled by another company and companies under common control will be presumed to be acting in concert; and (iii) persons will be presumed to be acting in concert where they constitute a group under Section 13 of the Securities Exchange Act of 1934, as amended.

     RESTRICTIONS ON ACTIVITIES OF STATE-CHARTERED ASSOCIATIONS. FIRREA prohibits a state-chartered savings association from engaging in any type of activity or any activity in an amount that is not permissible for a federal savings association unless (i) the FDIC has determined that such activity poses no threat to the insurance fund and (ii) the savings association continues to be in compliance with the fully phased-in capital standards imposed by FIRREA. If the FDIC determines that the amount of such activity does not pose a significant threat to the insurance fund, an association which is in compliance with FIRREA's fully phased-in capital requirements may engage in activities in an amount greater than that permissible for a federal savings association. FIRREA also prohibits a state-chartered savings association from acquiring or retaining any equity investment (other than shares in certain service corporations) of a type or in an amount not permissible for a federal savings association. A savings association must divest any such equity investment as quickly as can be prudently done. For a discussion of such investments currently held by Sterling. Pursuant to applicable equity investment rules, Sterling has excluded its investment in assets totaling $370,000 from its calculation of risk-based capital as of December 31, 1996. Sterling is actively marketing these properties. See "-Subsidiaries."

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS. The OTS has adopted a capital distribution regulation which limits the ability of savings institutions to make capital distributions.
     Certain factors are considered by the OTS in determining whether to permit a savings institution to pay dividends, including, among other things, whether an institution meets fully phased-in capital requirements. Those savings institutions which meet the fully phased-in capital requirements have discretion in making capital distributions, while those with lower capitalization have less discretion in this regard and, in some cases, are required to seek the approval of the OTS.

     Sterling's income is derived primarily from dividends to the extent they are declared and paid by Sterling Savings. Current OTS regulations require Sterling Savings to give the OTS 30 days advance notice of any proposed declaration of dividends to Sterling, as its holding company. The OTS has approved all of Sterling Savings Preferred Stock dividend payments to Sterling, but there can be no assurance as to the approval of future dividends.

     FEDERAL RESERVE SYSTEM. Sterling Savings is subject to various regulations promulgated by the Fed, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). Regulation D requires non-interest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of San Francisco or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

     Under the provisions of the Depository Institutions Deregulation and Monetary Control Act of 1980, savings and loan associations, like Sterling Savings, also have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require associations to exhaust all FHL Bank sources before borrowing from the Federal Reserve Bank.

     FEDERAL TAXATION. Sterling is subject to federal income taxation under the Internal Revenue Code of 1986 as amended (the "Code"), in the same manner as other corporations, except for the application of the bad debt reserve rules discussed below and certain other provisions. Sterling files consolidated federal income tax returns on the accrual basis.

     Under applicable provisions of the Code, a savings institution that meets certain definitional tests relating to the composition of its assets and the sources of its income ("qualifying savings institution") is permitted to establish reserves for bad debts and to make annual additions thereto under the experience method, which generally permits an annual deduction based upon the institution's historical loan loss experience. Alternatively, such an institution may elect on an annual basis to use the percentage of taxable income method to compute its allowable addition to its bad-debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real property). For qualifying savings associations, these methods generally allow for greater deductions than other financial institutions such as commercial banks which are allowed a deduction only for actual bad-debt losses.

     As part of the Small Business, Health Insurance and Welfare Reform Acts of 1996, the tax treatment of the bad-debt reserves will change substantially. Effective for years beginning after December 31, 1995, the special rules for bad-debt reserves of thrift institutions no longer apply. Thrift institutions, like Sterling Savings, will be treated as banks for purposes of accounting for bad debts. The percentage of income method is no longer available. Thrifts that would be treated as "small banks" are allowed to utilize the experience method applicable to such institutions, while thrifts that are treated as "large banks" are required to use the specific charge-off method. The Code defines a "large bank" as one whose average adjusted basis of all assets exceed $500 million. Sterling Savings will be classified as a "large bank" for purposes of tax accounting for bad debts. The new law requires that a thrift's "applicable excess reserves" be recaptured over a period of six to eight years depending on whether the thrift meets certain tests. In Sterling Savings' case, the "applicable excess reserve" is the amount by which its reserves at December 31, 1996 exceed the reserves at December 31, 1988. This amount is estimated to be approximately $670,000.
     Further, if Sterling Savings ever fails to qualify as a bank, the balance of its June 30, 1988 reserves are also subject to recapture over a six-year period beginning in the taxable year the taxpayer no longer qualifies as a bank.

     A savings institution organized in stock form may be subject to recapture taxes on its reserves if it makes certain types of distributions to its shareholders. Dividends may be paid out of retained earnings without the imposition of any tax on the savings institution to the extent that the amounts paid as dividends do not exceed both the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes. Dividends in excess of the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes, and any redemption or liquidation distributions, are however, deemed under Section 593(e) of the Code to be made from the savings institution's tax bad-debt reserves to the extent that such reserves exceed the additions that would have been made under the experience method and thereafter from its supplemental reserves. The amount of tax that would be payable upon any distribution that is treated as having been made from the savings institution's tax bad-debt reserves is also deemed to have been paid from these reserves. As a result, distributions, if any, that are treated as having been made from Sterling Savings' bad-debt reserves could result in a federal recapture tax.

     STATE LAW AND REGULATION. Sterling Savings is a State of Washington-chartered institution and is subject to regulation by the Washington Supervisor, which conducts regular examinations to ensure that Sterling Savings' operations and policies conform with sound industry practice. The liquidity and other requirements set by the Washington Supervisor are generally no stricter than the liquidity and other requirements set by the OTS. State law regulates the amount of credit that can be extended to any one person or marital community, and the amount of money that can be invested in any one property. Without the Washington Supervisor's approval, Sterling Savings currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings' total assets. State law also regulates the types of loans Sterling Savings can make. Without the Washington Supervisor's approval, Sterling Savings cannot currently invest more than 10% of its total assets in other corporations. Sterling Savings is currently subject to a supervisory directive from the Washington Supervisor. The directive requires Sterling Savings to provide monthly reports, maintain its current "well capitalized" status, obtain prior approval for significant transactions and take certain other actions. Sterling Savings operates three branches within the State of Oregon and is therefore subject to the supervision of the Oregon Department of Consumer and Business Services.


     Item 2.  PROPERTIES

     Sterling owns 26 offices and leases 12 offices in Washington and owns three offices in Oregon. Action Mortgage leases six residential loan production offices (four in Washington, one in Oregon and one in Idaho). INTERVEST leases two offices in Washington and one office in Oregon and Harbor Financial leases one office in Washington. Such offices range in size from 500 to 105,000 square feet and have a total net book value, including leasehold improvements and furniture and fixtures, at December 31, 1996 of $39.9 million. Leases on these properties expire between April 1997 and December 2014. Sterling believes it will be able to renew the leases or obtain comparable leases.


     Item 3.  LEGAL PROCEEDINGS

     Periodically, various claims and lawsuits are brought against Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Sterling's business. In addition, Sterling succeeded to several claims as a result of past acquisitions of insolvent thrifts, all of which are fully indemnified by the FDIC. No material loss is expected from any of such pending claims or lawsuits.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sterling's Annual Meeting of Shareholders ("the Meeting") was held on October 22, 1996. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

     (1) Elect two Directors to serve for terms of three years expiring at the Meeting in 1999. The Directors received the following votes:

                          Term expiring in 1999 at the Meeting:

          Harold B. Gilkey       For:  5,085,425      Withheld:  65,098
                                 Approximate Broker Non-votes:   0

          Robert E. Meyers       For:  5,062,085      Withheld:  88,438
                                 Approximate Broker Non-votes:   0

     (2) Ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants for the year ending 1997 and any interim periods. The proposal received the following votes:

              For:  5,103,176    Against:  5,306
              Abstain:  42,041   Approximate Broker Non-votes:  0

          There was no solicitation in opposition to management's proposals or nominees.

                                     PART II

     Item 5.  MARKET FOR THE REGISTRANT'S STOCK AND RELATED SHAREHOLDER
              MATTERS

     The Association has outstanding one class of Common Stock. As of February 28, 1997, there were 5,543,007 shares of Common Stock outstanding. As of February 28, 1997, the Common Stock was owned by 792 Shareholders of record. The Common Stock is quoted on the Nasdaq National Market under the symbol "STSA." For additional information concerning the payment of dividends, see "Management's Discussion and Analysis - Liquidity and Sources of Funds," "Regulation - Regulatory Capital Requirements" and Note 24 of "Notes to Consolidated Financial Statements."

     The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated. The number of common Shareholders of record on December 31, 1996 was approximately 797.


                                                      High        Low
                                                      ---------   --------
     Six months ended December 31, 1996:
       Second quarter                                 $  15-1/4   $     13
       First quarter                                     15-1/4     12-1/2

     Fiscal year ended June 30, 1996:
       Fourth quarter                                 $      15   $ 12-3/4
       Third quarter                                         15     12-3/4
       Second quarter                                    13-7/8     12-1/4
       First quarter                                     15-1/4     10-3/8

     Fiscal year ended June 30, 1995:
       Fourth quarter                                 $12-15/16   $     11
       Third quarter                                   11-13/16      8-7/8
       Second quarter                                    12-1/4      8-5/8
       First quarter                                     13-5/8    11-9/16

     Item 6.  SELECTED FINANCIAL DATA

                                 Six Months Ended
                                 December 31,              Fiscal Years Ended June 30,
                                 ------------------------  ----------------------------------------------
                                 1996          1995        1996         1995         1994         1993
                                 ------------  ----------  ----------   ----------   ---------    ---------
      Interest income               $  57,614   $  57,518   $ 113,081   $ 107,256    $  76,599    $  57,793
      Interest expense                (37,411)    (40,486)    (77,611)    (71,864)     (44,610)     (32,292)
                                    ---------   ---------   ---------   ---------    ---------    ---------
      Net interest income              20,203      17,032      35,470      35,392       31,989       25,501
      Provision for loan losses        (1,100)       (800)     (1,600)     (1,600)     (1,600)       (1,500)
                                    ---------   ---------   ---------   ---------   ---------     ---------
      Net interest income after
        provision for loan losses      19,103      16,232      33,870      33,792      30,389        24,001
      Other income                      4,648       4,334       8,670      11,387       8,485         9,446
      Operating expenses              (24,742)    (15,515)    (31,684)    (31,272)    (25,788)      (21,146)
                                    ---------   ---------   ---------   ---------   ---------     ---------
      Income (loss) before income
        taxes and other items            (991)      5,051      10,856      13,907       13,086       12,301
      Income tax provision               (112)     (1,845)     (4,064)     (4,619)      (4,560)      (4,638)
                                    ---------   ---------   ---------   ----------    ---------    --------
      Income (loss) before extra-
        ordinary item                  (1,103)      3,206       6,792       9,288        8,526        7,663
      Extraordinary item:
        Early extinguishment of
          FHLB Seattle advances,
          net of income taxes               0           0           0           0            0         (425)
                                    ---------   ---------   ---------   ---------    ---------   ----------
      Net income (loss)                (1,103)      3,206       6,792       9,288        8,526        7,238
      Preferred stock dividends
        declared                         (942)       (942)    (1,885)      (1,885)        (272)           0
                                    ---------   ---------   ---------   ---------    ---------    ---------
      Net income (loss) applicable
        to common shares            $  (2,045)  $   2,264   $   4,907   $   7,403    $   8,254    $   7,238
                                    =========   =========   =========   =========    =========    =========
      Income (loss) per common and
        common equivalent share     $   (0.37)  $    0.42   $    0.91   $    1.42    $    1.65    $    1.51
                                    =========   =========   =========   =========    =========    =========
      Weighted average common
        shares outstanding          5,528,117   5,408,133   5,416,211   5,210,318    4,999,863    4,785,526
                                    =========   =========   =========   =========    =========    =========
      Income (loss) per common
        share assuming full
        dilution                    $   (0.37)  $    0.42   $    0.90   $    1.27    $    1.60    $    1.49
                                    =========   =========   =========   =========    =========    =========
      Weighted average common
        shares outstanding assuming
        full dilution               7,625,208   7,526,882   7,552,330   7,296,687    5,335,657    4,845,409
                                    =========   =========   =========   =========    =========    =========
      Ratios:
        Return on average assets        (0.14)%      0.41%       0.45%       0.48%        0.72%        0.92%
        Return on average common
          shareholders' equity          (6.57)%      6.80%       7.43%      13.09%       16.11%       17.36%
        Shareholders' equity to
          assets at end of period        5.81%       6.10%       5.80%       5.84%        5.57%        4.65%
        Book value per common share
          at end of period
          (primary)                 $   11.41   $   12.19    $  11.01    $  11.84    $   10.07         9.80
        Net interest margin              2.80%       2.31%       2.46%       2.44%        2.90%        3.43%
        Nonperforming assets to
          total assets at end of
          period                         0.42%       0.59%       0.57%      0.58%         0.71%        1.19%

                                        December 31,  June 30,
                                       ------------   ----------------------------------------------
                                        1996          1996        1995        1994        1993
                                        ----------    ----------  ----------  ----------  ----------
      Financial Position Data:
        Total assets                    $1,536,344    $1,477,698  $1,540,784  $1,374,118  $1,038,962
        Loans receivable                   934,340       886,667   1,055,111     844,520     593,669
        Mortgage-backed securities         376,940       399,893     280,776     360,789     325,969
        Investments                        104,721        72,047      76,576      77,565      43,531
        Deposits                           902,278       898,394     890,041     810,970     579,785
        FHLB Seattle advances              259,626       259,410     352,073     364,985     295,996
        Other long-term debt                32,240        17,240      17,240      17,250      17,250
        Shareholders' equity                89,220        85,745      89,907      76,529      48,272

      Statistical Data:
        Number of:
          Employees (full-time
            equivalents)                       495           490         499         494         379
        Offices:
          Full service                          41            41          41          41          27
          Loan production                       10            10          11          20          17
          Real estate loans                 12,226        12,306      15,825      14,131      12,208
          Deposit accounts                  83,865        85,300      84,553      79,585      62,205


     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     General
     -------
     Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Association ("Sterling Savings"). The significant operating subsidiaries of Sterling Savings are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling's revenues are derived primarily from interest earned on loans and mortgage-backed securities, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary thrift regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

     Sterling changed its fiscal year end from June 30 to December 31, effective December 31, 1996. Accordingly, results of operations have been presented for the six months ended December 31, 1996 and 1995.

     During the six months ended December 31, 1996, interest rates were relatively stable. During this period, Sterling continued to change the mix of its interest-earning assets by continuing to emphasize its community lending activities, which resulted in increased yields. Additionally, during this period Sterling's cost of deposits and borrowings declined. See "Asset and Liability Management," and "Net Interest Income."

     During the fiscal year ended June 30, 1996, interest rates were more volatile. During the first half of fiscal year 1996, prevailing short- and long-term interest rates had declined, primarily in response to a shift in policies of the Fed toward easing of short-term interest rates. During this period, the Fed had lowered the Federal Funds rate from 6.00% to 5.25%. In the second half of fiscal year 1996, prevailing long-term interest rates rose by approximately .50% to .75%. This increase resulted in a higher cost of funds than anticipated. Also, as a consequence of this rising interest rate environment, the market value of longer-term assets significantly declined.

     Further, in anticipation of the BIF/SAIF legislation, Sterling constrained the growth in its loan portfolio during fiscal year 1996. This resulted in a slower growth in net interest income. See "Asset and Liability Management," "Mortgage-Backed Securities" and "Capital Resources."

     In response to these factors, Sterling reorganized and focused its efforts on becoming more like a community retail bank by increasing its business banking, consumer and construction lending while increasing its retail deposits.

     On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the SAIF, which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation required SAIF-insured savings institutions, like Sterling Savings, to pay a one-time special assessment of $0.657 for every $100 of deposits as of March 31, 1995. The special assessment is designed to capitalize the SAIF up to the prescribed 1.25% of SAIF-insured deposits. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the six months ended December 31, 1996.

     Deposits insured by SAIF are currently assessed at the rate of zero to $0.27 per $100 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of insured deposits.

     Effective January 1, 1997, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The FICO Bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, depository institutions will pay approximately $.064 per $100 of SAIF-assessable deposits and approximately $.013 per $100 of BIF-assessable deposits.

     The new legislation contemplates a unification of the charters presently available to banks and thrifts. The Treasury Department is required to make recommendations regarding unification of the available charters and the merger of the insurance funds by March 31, 1997. The legislation requires a merger of the SAIF with the BIF on January 1, 1999 if the unification of the charters for all insured institutions has, in fact, occurred. SAIF and BIF will continue to operate as separate funds, if this unification of charters has not taken place, until such time as additional federal legislation is passed requiring a merger of the funds.

     Sterling Savings may be required to convert its charter to either a national bank charter, a state depository institution charter, or a newly designed charter. Sterling may also become regulated at the holding company level by the Federal Reserve rather than by the OTS. Regulation by the Federal Reserve could subject Sterling to capital requirements that are not currently applicable to Sterling as a thrift holding company under OTS regulation and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings is unable to predict whether a charter change will be required and, if it is, whether the charter change will significantly impact Sterling Savings' operations. See "Regulation."

     Sterling intends to continue to pursue its growth strategy by focusing on internal growth, as well as acquisition opportunities. As part of this strategy, Sterling is changing the mix of its assets and liabilities to become more like a community-based retail bank. Sterling may acquire (i) other financial institutions or branches thereof, (ii) branch facilities, (iii) mortgage loan servicing portfolios or mortgage banking operations, or (iv) other substantial assets or deposit liabilities, all of which would be subject to prior regulatory approval. As part of this growth strategy, Sterling engages from time to time in discussions concerning possible acquisitions. There can be no assurance, however, that Sterling will be successful in identifying, acquiring or assimilating appropriate acquisition candidates or be successful in implementing its internal growth strategy or that these activities will result in improved financial performance. See "Competition" and "Regulation."

     Net Interest Income
     -------------------
     The most significant component of earnings for a financial institution typically is net interest income. Net interest income is the difference between interest income, primarily from loan, mortgage-backed securities and investment portfolios, and interest expense, primarily on deposits and borrowings. During the six months ended December 31, 1996 and 1995, and the fiscal years ended June 30, 1996 and 1995, net interest income was $20.2 million, $17.0 million, $35.5 million and $35.4 million, respectively. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the six months ended December 31, 1996 and 1995 and for the fiscal years ended June 30, 1996 and 1995, the volume of average interest-earning assets was $1.43 billion, $1.46 billion, $1.44 billion and $1.45 billion, respectively. Net interest spread during these periods was 2.58%, 2.06%, 2.24% and 2.26%, respectively. During these same periods, the net interest margin was 2.80%, 2.31%, 2.46% and 2.44%, respectively. During the six months ended December 31, 1996, the increase in net interest income was due primarily to an increase in the interest earned on all interest-earning assets coupled with a decrease in the cost of deposits and borrowings. During the fiscal year ended
     June 30, 1996, the increase in net interest income was due to a mix change in the volume of interest-earning assets towards higher yielding assets, which helped increase the net interest margin.

     The following table sets forth, for the periods indicated, information with regard to average balances of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities.

                            Six Months Ended December 31,
                            ---------------------------------------------------------------------
                              1996                               1995
                            -----------------------------------  --------------------------------
                                         Interest    Average     Interest    Average
                             Average     Earned      Yield or    Average     Earned     Yield or
                             Balance(1)  or Paid     Cost (2)    Balance(1)  or Paid    Cost (2)
                             ----------  ----------  ----------  ----------  ---------  -----------
                                                  (Dollars in thousands)
      Interest-earning
        assets:
          Loans              $  925,494  $   41,702     8.94%    $1,069,712  $   46,599    8.67%
          Mortgage-backed
           securities           386,019      12,574     6.46        296,761       8,436    5.65
          Investments and
           cash equivalents     122,926       3,338     5.39         98,131       2,483    5.03
                             ----------  ----------     ----     ----------  ----------    ----
      Total interest-
        earning assets       $1,434,439  $   57,614     7.97%    $1,464,604  $   57,518    7.81%
                             ==========  ==========     ====     ==========  ==========    ====
      Interest-bearing
        liabilities:
          Deposits and check-
           ing accounts:
             Certificates
               of deposit    $  578,738  $   16,329     5.60%    $  629,828  $   18,934    5.98%
          Regular savings
           accounts and
           money market
           accounts             222,223       4,243     3.79        175,479       3,233    3.66
          Interest-bearing
           demand accounts       70,959         499     1.39         66,426         499    1.49
                             ----------   ---------     ----     ----------  ----------    ----

                             Six Months Ended December 31,
                             ---------------------------------------------------------------------
                             1996                                1995
                             -------------------------------     -----------------------------------
                                          Interest    Average     Interest    Average
                             Average      Earned      Yield or    Average     Earned        Yield or
                             Balance(1)   or Paid     Cost (2)    Balance(1)  or Paid       Cost (2)
                             ----------   ----------  ----------  ----------  -----------   ----------
                                                  (Dollars in thousands)
      Total deposits and
        checking accounts    $  871,920   $   21,071     4.79%    $  871,733  $    22,666    5.17%
      FHLB Seattle advances     258,089        8,849     6.80        348,108       11,577    6.62
      Other borrowings          229,593        6,659     5.75        164,573        5,411    6.54
      Subordinated Notes         17,240          832     9.57         17,240          832    9.60
                             ----------   ----------     ----     ----------  ----------     ----
      Total interest-bearing
        liabilities          $1,376,842   $   37,411     5.39%    $1,401,654  $   40,486     5.75%
                             ==========   ==========     ====     ==========  ==========     ====
      Net interest income                 $   20,203              $   17,032
                                          ==========             ===========
      Net interest spread                                2.58%                               2.06%
                                                         ====                                ====
      Net interest margin                                2.80%                               2.31%
                                                         ====                                ====
      Ratio of average
        interest-earning
        assets to average
        interest-bearing
        liabilities                                     104.0%                              104.5%
                                                        =====                               =====


      (1)  Average balances exclude nonaccrual loans.

      (2) The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of Shareholders' equity.

     The following table sets forth, for the periods indicated, information with regard to average balances of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities.

                           Six Months Ended December 31,
                           -----------------------------------------------------------------------
                           1996                                  1995
                           -----------------------------------   ---------------------------------
                                        Interest    Average      Interest    Average
                           Average      Earned      Yield or     Average     Earned      Yield or
                           Balance(1)   or Paid     Cost (2)     Balance(1)  or Paid     Cost (2)
                           ----------   ----------  ----------   ----------  ----------  ----------
                                                  (Dollars in thousands)
      Interest-earning
        assets:
          Loans             $  988,077  $   86,235    8.73%      $1,004,297  $   79,858    7.95%
          Mortgage-backed
           securities          354,596      22,044    6.22          347,949      22,386    6.43
          Investments and
           cash equivalents     98,215       4,802    4.89          100,237       5,011    5.00
                            ----------  ----------    ----       ----------  ----------    ----
      Total interest-
        earning assets      $1,440,888  $  113,081    7.85%      $1,452,483  $  107,255    7.38%
                            ==========  ==========    ====       ==========  ==========    ====
      Interest-bearing
        liabilities:
          Deposits and check-
           ing accounts:
          Certificates of
           deposit          $  610,297  $   35,996     5.90%     $  626,952  $   32,800    5.23%
        Regular savings
          accounts and money
          market accounts      194,346      7,233      3.72         163,490       5,826    3.56
        Interest-bearing
          demand accounts       67,507      1,029      1.52          66,060       1,189    1.80
                            ----------  ----------     ----      ----------  ----------    ----
      Total deposits and
        checking accounts      872,150      44,258     5.07         856,502      39,815    4.65
      FHLB Seattle advances    325,804      21,679     6.65         396,829      22,509    5.67
      Other borrowings         167,087       9,994     5.98         133,075       7,866    5.91
      Subordinated Notes        17,240       1,680     9.74          17,246       1,674    9.71
                            ----------  ----------     ----      ----------  ----------    ----
      Total interest-bearing
        liabilities         $1,382,281   $   77,611    5.61%     $1,403,652  $   71,864    5.12%
                            ==========   ==========    ====      ==========  ==========    ====
      Net interest income                $   35,470              $   35,391
                                         ==========              ==========
      Net interest spread                              2.24%                                2.26%
                                                       ====                                 ====
      Net interest margin                              2.46%                                2.44%
                                                       ====                                 ====
      Ratio of average
        interest-earning
        assets to average
        interest-bearing
        liabilities                                   104.0%                               103.2%
                                                      =====                                =====

     (1)  Average balances exclude nonaccrual loans.

     (2) The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of Shareholders' equity.

     The following table illustrates the changes in Sterling's net interest income due to changes in volume (change in volume multiplied by initial rate), changes in interest rate (change in rate multiplied by initial volume) and changes in rate/volume (change in rate multiplied by change in average volume) for the periods indicated.


                              Six Months Ended December 31, 1996      Fiscal Year 1996
                              vs. Six Months Ended December 31, 1995  vs. Fiscal Year 1995
                              Increase (Decrease) Due to:             Increase (Decrease) Due to:
                              --------------------------------------  -------------------------------------
                                                  Rate/                                   Rate/
                              Volume    Rate      Volume    Total     Volume    Rate      Volume    Total
                              --------  -------   --------  --------  --------  -------   --------  -------
                                                    (Dollars in thousands)
      Interest income on:
        Loans (1)             $(6,300)  $ 1,474   $   (71)  $(4,897)  $(1,290)  $ 7,793   $  (126)  $ 6,377
      Mortgage-backed
        securities              2,544     1,207       387     4,138       428      (755)      (15)     (342)
      Investments and cash
        equivalents               629       175        51       855      (101)     (110)        2      (209)
                              -------   -------   -------   -------   -------  --------  --------   --------
      Total interest income    (3,127)    2,856       367        96      (963)    6,928      (139)     5,826
                              -------   -------   -------   -------   -------  --------  --------   --------
      Deposits and checking
        accounts:
          Certificates of
           deposit            (1,540)   (1,215)      150    (2,605)     (871)     4,178      (111)     3,196
          Regular savings
           accounts and money
           market accounts        864       109        37     1,010     1,100       259        48      1,407
         Interest-bearing
           demand accounts         34       (33)      (1)         0        26      (182)       (4)      (160)
                              -------   -------   -------   -------   -------  --------    -------   -------
      Total deposits and
        checking accounts        (642)   (1,139)      186    (1,595)       255    4,255        (67)    4,443
      FHLB Seattle advances    (3,002)      327       (53)   (2,728)    (4,029)   3,896       (697)     (830)
      Other borrowings          2,144      (653)     (243)    1,248      2,010       94         24     2,128
      Subordinated Notes            0        (2)        2         0         (1)       7          0         6
                              -------   -------   -------   -------    -------  -------    -------   -------
      Total interest expense    1,500    (1,467)     (108)   (3,075)    (1,765)   8,252       (740)    5,747
                              -------   -------   -------   -------    -------  -------    -------   -------
      Net interest income     $(1,627)  $ 4,323   $   475   $ 3,171    $   802  $(1,324)   $   601   $    79
                              =======   =======   =======   =======    =======  =======    =======   =======

      (1)  The effects of nonaccrual loans are excluded.

     Asset and Liability Management
     ------------------------------
     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's net interest income and its NPV (the net present value of assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, the FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates. Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates.

     When interest rates increase, borrowers are less likely to prepay loans; whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution's portfolio, as well as its net interest income. Sterling maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.

     Sterling uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. At December 31, 1996, Sterling calculated that its NPV was $97.4 million, as compared with $80.7 million at June 30, 1996, and that its NPV would decrease by 24.2% and 52.8% if interest rate levels generally were to increase by 2% and 4%, respectively. These calculations, which are highly subjective and technical, may differ materially from regulatory calculations. See "Regulation - Regulatory Capital Requirements - Risk-based Capital."

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling attempts to maintain its asset and liability gap position between positive 10% and negative 25% at both the one-year and three-year pricing intervals. Sterling calculated its one-year cumulative gap position to be a negative 4.4% and negative 14.9% at December 31, 1996 and June 30, 1996, respectively. Sterling calculated its three-year gap position to be a negative 6.6% and negative 11.3% at December 31, 1996 and June 30, 1996, respectively. The narrowing in the negative gap positions at

     December 31, 1996 was due primarily to a reduction in longer term fixed-rate assets. While Sterling's gap positions are within limits established by its Board of Directors, management is evaluating strategies to reduce its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful in either decreasing its liability costs or reducing its gap positions and that its net interest income will not decline. See "Capital Resources" and "Results of Operations - Net Interest Income."

     During the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, management pursued strategies to increase its NPV and to reduce the impact of changes in interest rates on the NPV. These strategies included extending maturities of deposits and borrowings, originating and retaining variable-rate mortgages and non-mortgage loans with frequent repricing features, selling fixed-rate loans and mortgage-backed securities currently held in the available-for-sale portfolio, and acquiring servicing portfolios. They also resulted in higher costs of funds, realized losses on certain mortgage-backed securities sales and lower net interest income. During the fiscal year ended June 30, 1996, NPV declined, due primarily to a decrease in the value of long-term assets resulting from an increase in long-term interest rates. During the six months ended December 31, 1996, NPV increased, due primarily to an increase in the value of long-term assets and a change in the loan mix.

     Sterling is continuing to pursue strategies to reduce the level of IRR while also endeavoring to increase its net interest income through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans which generally have higher yields than residential permanent loans. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR.

     The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling's interest-earning assets and interest-bearing liabilities at December 31, 1996. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling's historical experience, estimates from secondary market sources such as the FHLMC and estimated passbook deposit decay rates (the rate of transfer to higher-yielding CDs). Management believes these assumptions and estimates are reasonable based on Sterling's experience, but there can be no assurance in this regard.

     The classification of mortgage loans and mortgage-backed securities is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information reported in accordance with GAAP and contained elsewhere in this Report on Form 10-K.

                                  Maturity or Repricing
                                  ------------------------------------------------------------------------
                                              Over        Over          Over
                                  Zero to     3 Months    One Year      3 Years      Over
                                  3 Months    to 1 Year   to 3 Years    to 5 Years   Five Years  Total
                                  ----------  ----------  ----------    ----------   ----------  ---------
                                                       (Dollars in thousands)
      Interest-earning assets:
        Mortgage loans and
          mortgage-backed
          securities:
        ARM and balloon mortgage
          loans                   $  262,755  $  206,585   $  130,008   $   74,162   $   1,453   $  674,963
        Fixed-rate mortgage
          loans                       13,059      30,443       72,142       56,980     140,284      312,908
        Loans held-for-sale            6,116           0            0            0           0        6,116
                                  ----------  ----------   ----------   ----------  ----------   ----------
      Total mortgage loans
        and mortgage-backed
        securities                   281,930     237,028      202,150      131,142     141,737      993,987
      Non-mortgage loans:
        Consumer                      30,775      34,115       37,643       10,283      10,524      123,340
        Commercial                   185,448       2,721        5,004        4,225       2,672      200,070
                                  ----------  ----------    ----------  ----------  ----------   ----------
      Total loans and mortgage-
        backed securities            498,153     273,864       244,797     145,650     154,933    1,317,397
      Cash and investment
        securities                    40,954      27,284        34,429       3,897       4,409      110,973
                                  ----------  ----------    ----------  ----------  ----------   ----------
      Total rate-sensitive
        assets                    $  539,107  $  301,148    $  279,226  $  149,547     159,342    1,428,370
      Cash on hand and in banks                                                         29,652       29,652
      Other non-interest-earning
        assets                                                              78,322      78,322
                                                                        ----------  ----------
      Total assets                                                      $ 267,316   $1,536,344
                                                                        ==========  ==========

                                  Maturity or Repricing
                                  --------------------------------------------------------------------------
                                               Over        Over        Over
                                  Zero to      3 Months    One Year    3 Years     Over
                                  3 Months     to 1 Year   to 3 Years  to 5 Years  Five Years  Total
                                  ----------   ----------  ----------  ----------  ----------  ----------
                                                       (Dollars in thousands)
      Interest-bearing
        liabilities:
      Deposits:
        Certificates of deposit   $  153,456   $  275,498   $  109,736  $   14,921  $   30,862  $  584,473
      Checking accounts                2,403        6,853       16,002      13,129      58,479      96,866
      Money market accounts          148,696            0            0           0           0     148,696
      Passbook accounts                4,421       11,707       18,757      12,577      24,781      72,243
                                  ----------   ----------   ----------  ----------  ----------  ----------
      Total deposits                 308,976      294,058      144,495      40,627     114,122     902,278
      FHLB Seattle advances           45,000       45,000      139,000      19,000      11,626     259,626
      Other borrowings               148,119       66,678       30,000      17,240           0     262,037
                                  ----------   ----------   ----------  ----------  ----------  ----------
      Total interest-bearing
        liabilities                  502,095      405,736      313,495      76,867     125,748   1,423,941
      Impact of liability
        commitments and hedging            0            0            0           0           0           0
                                  ----------   ----------   ----------  ----------  ----------  ----------
      Total rate-sensitive
        liabilities               $  502,095   $  405,736   $  313,495  $   76,867     125,748   1,423,941
                                  ==========   ==========   ==========  ==========
      Other non-interest-bearing
        liabilities                                                                     23,183      23,183
      Shareholders' equity                                                              89,220      89,220
                                                                                     ---------  ----------
      Total liabilities and
        Shareholders' equity                                                        $  238,151  $1,536,344
                                                                                    ==========  ==========
      Net gap                     $   37,012   $ (104,588)  $  (34,269) $   72,680  $   29,165  $        0
                                  ==========   ==========   ==========  ==========  ==========  ==========
      Cumulative gap              $   37,012   $  (67,576)  $ (101,845)  $ (29,165) $        0  $        0
                                  ==========   ==========   ==========   ========== ==========  ==========
      Cumulative gap to total
        assets                           2.4%        (4.4)%       (6.6)%       (1.9)%     0.00%       0.00%
                                  ==========   ==========   ==========   ==========  =========  ==========

     Mortgage-Backed Securities
     --------------------------
     Sterling classifies specific mortgage-backed securities and investments as available-for-sale and periodically sells these securities to assist in managing its IRR. These securities may be sold in response to changes in market interest rates and related changes in the securities' prepayment risk, needs for liquidity, changes in the availability, the yield on alternative investments and changes in funding sources and terms. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and are reported net of deferred income tax as a separate component of Shareholders' equity until such securities mature or are actually sold. Fluctuations in prevailing interest rates had the effect of increasing the fair value of these securities and Shareholders' equity at December 31, 1996, and will likely cause volatility in this component of Shareholders' equity in future periods. In November 1995, Sterling transferred $214.1 million of investments and mortgage-backed securities to available-for-sale from held-to-maturity as allowed by the Financial Accounting Standards Board ("FASB"). At December 31, 1996 and June 30, 1996, mortgage-backed securities and investments classified as available-for-sale were $469.8 million and $460.1 million, respectively. The carrying value of these securities includes a net unrealized loss of $6.0 million (net of a $3.2 million related tax benefit) and $10.3 million (net of a $5.5 million related tax benefit), respectively. The increase in fair value since June 30, 1996 is due primarily to a decrease in long-term interest rates.

     Mortgage-backed securities and investments that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. At December 31, 1996 and June 30, 1996, mortgage-backed securities and investments classified as held-to-maturity were $11.9 million. Any unrealized gains and losses on such securities are not required to be reported in the Consolidated Financial Statements as these securities are held for investment purposes. Management does not believe the net unrealized loss on investments classified as held-to-maturity of $28,000 at December 31, 1996 will be realized, but there can be no assurances in this regard. See "Results of Operations - Other Income and Capital Resources."

     From time to time, depending upon its asset and liability management strategy, Sterling converts a portion of its mortgage production into either FHLMC participation certificates or FNMA conventional mortgage-backed securities, primarily for sale in the secondary market. This securitization of its loans provides Sterling with increased liquidity both because the mortgage-backed securities are typically more readily marketable than the underlying loans and because they can usually be used as collateral for borrowings. During the fiscal year ended
     June 30, 1996, Sterling converted approximately $241.9 million of its fixed-rate residential loans into FHLMC participation certificates. Sterling subsequently sold $7.8 million of these FHLMC participation certificates into the secondary market, realizing a gain of approximately $274,000. Sterling used the proceeds to repay maturing borrowings.

     Results of Operations for the Six Months Ended December 31, 1996
     and 1995
     ----------------------------------------------------------------
     OVERVIEW. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the six months ended December 31, 1996. Primarily as a result of this charge and an increase in other operating expenses, Sterling reported a net loss of $1.1 million, or $0.37 per fully diluted share, for the six months ended December 31, 1996, compared with net income of $3.2 million, or $0.42 per fully diluted share, for the six months ended December 31, 1995.

     The annualized return on average assets was (0.14)% and 0.41% for the six months ended December 31, 1996 and 1995, respectively. The return on common Shareholders' equity was (6.6)% and 6.8% for the six months ended December 31, 1996 and 1995, respectively. This decrease is due primarily to the SAIF assessment and the increase in other operating expenses.

     NET INTEREST INCOME. Net interest income for the six months ended December 31, 1996 was $20.2 million, compared to $17.0 million for the six months ended December 31, 1995. During these same periods, the net interest margins were 2.80% and 2.31%, respectively, and the volumes of interest-earning assets were $1.43 billion and $1.46 billion, respectively. The increase in net interest income primarily reflects an increase in the rates earned on interest-earning assets coupled with a decrease in the cost of deposits and other borrowings. See "Net Interest Income."

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $1.1 million and $800,000 for the six months ended December 31, 1996 and 1995, respectively. Sterling increased its provision for loan losses in anticipation of potentially higher levels of loss from its expanded consumer and commercial lending activities.

     At December 31, 1996, Sterling's loan delinquency rate as a percentage of total loans was 0.53%, compared with 0.58% at December 31, 1995. Total nonperforming loans were $2.5 million at December 31, 1996, compared with $4.5 million at December 31, 1995. As a percentage of total loans, nonperforming loans were 0.25% at December 31, 1996, compared with 0.47% at December 31, 1995. Management believes the loan loss provisions represent appropriate allowances for loan losses based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated:

                                                          Six Months Ended
                                                          December 31,
                                                          ----------------
                                                          1996     1995
                                                          ------   -------
                                                       (Dollars in thousands)

     Fees and service charges                             $2,431   $1,777
     Mortgage banking operations                           1,686    1,761
     Loan servicing fees                                     633      459
     Net gain on sales of securities                           0      451
     Net loss on sales and operations of REO                (102)    (114)
                                                          ------   ------
                                                          $4,648   $4,334
                                                          ======   ======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees, commissions on sales of mutual funds and annuity products. The increase for the six months ended December 31, 1996, compared with the six months ended December 31, 1995 was due primarily to an increase in service charges on deposit accounts, fees for certain customer services and commissions on sales of credit life insurance. This increase in service charges on deposit accounts and fees for certain customer services is due to the change in the mix of Sterling's deposit accounts.

     The decrease in income from mortgage banking operations for the six months ended December 31, 1996, compared with the six months ended December 31, 1995 primarily resulted from a decrease in the volume of loans sold during the six months ended December 31, 1996, as compared with the six months ended December 31, 1995.

     The following table summarizes loan originations and sales of loans for the periods indicated:

                                                          Six Months Ended
                                                          December 31,
                                                          ----------------
                                                          1996     1995
                                                          ------   ------
                                                        (Dollars in Millions)
     Originations of one- to four-family
       mortgage loans                                     $166.8   $208.5
     Sales of residential loans                             77.8    122.8
     Principal balances at end of period
       of mortgage loans serviced for others               542.2    837.1

     The increase in loan servicing fees for the six months ended
     December 31, 1996 compared with the six months ended December 31, 1995 reflects a decrease in the balance of loans serviced that have amortization of a related acquisition premium, offsetting the loan servicing income.

     Sterling's average loan servicing portfolio for the six months ended December 31, 1996 and 1995, was approximately $562.3 million and $625.2 million, respectively. Sterling anticipates retaining a significant portion of the current balance of loans serviced for others, although there can be no assurances in this regard.

     During the six months ended December 31, 1995, Sterling sold approximately $55.9 million of mortgage-backed securities and investments. No such sales were made in the same period in 1996. Sterling used the majority of the proceeds from the 1995 sales to invest in one- to four-family loans and intermediate-term mortgage-backed securities.

     OPERATING EXPENSES. Operating expenses were $24.7 million and $15.5 million for the six months ended December 31, 1996 and 1995, respectively. The significant increase is due primarily to the one-time SAIF assessment and increases in employee compensation and benefits, legal and accounting costs, and other expenses.

     Employee compensation and benefits were $6.9 million and $6.1 million for the six months ended December 31, 1996 and 1995, respectively.
     The increase primarily reflects an increase in the number of employees. Occupancy and equipment expenses were $2.9 million and $2.6 million for the six months ended December 31, 1996 and 1995, respectively. Depreciation expense was $1.5 million and $1.3 million for the six months ended December 31, 1996 and 1995, respectively.
     The increases in occupancy and equipment and depreciation expenses primarily reflect higher computer and data processing costs following a conversion to a new data processing system in October 1995. Insurance expenses were $1.3 million and $1.1 million for the six months ended December 31, 1996 and 1995, respectively. The increase primarily represents the initiation of liability coverage for directors and officers and for increased premiums on property and casualty policies. The one-time SAIF assessment of $5.8 million represents $0.657 for every $100 of deposits on March 31, 1995. Legal and accounting expense was $1.2 million and $507,000 during the six months ended December 31, 1996 and 1995, respectively. The increase primarily reflects costs incurred to pursue Sterling's breach of contract claim against the U.S. Government and higher levels of accounting and regulatory examination costs. Other expenses were $1.6 million and $835,000 for the six months ended December 31, 1996 and 1995, respectively. The increase in other expenses primarily reflects a reduction in the deferral of loan origination costs, increased business and occupation taxes, and increased provisions for various other expense items. See "General" and "Capital Resources." See Note 18 of "Notes to Consolidated Financial Statements."

     Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes net interest income and total other income). Sterling's operating efficiency ratio was 99.6% and 72.6% for the six months ended December 31, 1996 and 1995, respectively. The increase is due primarily to the significant increase in operating expenses described above. Management is pursuing strategies to reduce the operating efficiency ratio below 65%, although there can be no assurances in this regard.

     INCOME TAX PROVISION. For the six months ended December 31, 1996, Sterling's income tax provision of $112,000 consists of a benefit from the current operating loss which is more than offset by a provision related to a change in the estimate of prior period income taxes. For the six months ended December 31, 1995, Sterling's income tax provision of $1.8 million represents 36.5% of income before income taxes, which approximates the statutory tax rate.

     Results of Operations for Fiscal Years Ended June 30, 1996 and 1995
     -------------------------------------------------------------------
     OVERVIEW. Sterling reported net income of $6.8 million, or $0.90 per fully diluted share, for the fiscal year ended June 30, 1996, compared with the fiscal year ended June 30, 1995, when net income was $9.3 million or $1.27 per share. In the fiscal year ended June 30, 1996, the decrease in net income was due primarily to a decrease in income from mortgage banking operations. All per share amounts have been adjusted for all Common Stock dividends declared and/or paid.
     See "- Other Income" and "- Operating Expenses."

     For fiscal years ended June 30, 1996 and 1995, the annualized return on average assets was 0.45% and 0.48%, respectively. The decrease is due primarily to the decline in net interest margin and the increased levels of average assets. The return on common Shareholders' equity was 7.4% for the fiscal year ended June 30, 1996 compared with 13.1% for the fiscal year ended June 30, 1995. This decrease is due primarily to a decline in income from mortgage banking operations.

     NET INTEREST INCOME. Net interest income was $35.5 million for the fiscal year ended June 30, 1996 compared with net interest income of $35.4 million for the fiscal year ended June 30, 1995. During this same period, the net interest margins were 2.46% and 2.44%, respectively, and the volumes of interest-earning assets were $1.44 billion and $1.45 billion, respectively. The increase in net interest income primarily reflects a change in the mix of interest-earning assets as the net interest margin increased to 2.46% from 2.44% for the fiscal year ended June 30, 1995. See "Net Interest Income."

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses on loans by charging income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $1.6 million for each of the fiscal years ended
     June 30, 1996 and 1995.

     At June 30, 1996, Sterling's loan delinquency rate was 0.36% compared with 0.34% at June 30, 1995. Total nonperforming loans were $3.6 million at June 30, 1996 and June 30, 1995. As a percentage of total loans, nonperforming loans were 0.36% at June 30, 1996 compared with 0.32% at June 30, 1995. Management believes the loan loss provisions represent appropriate allowances for loan losses based upon its evaluation of the factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                          Six Months Ended
                                                          December 31,
                                                          ----------------
                                                          1996     1995
                                                          -------  -------
                                                       (Dollars in thousands)
     Fees and service charges                             $ 4,408  $ 3,945
     Mortgage banking operations                            3,054    6,416
     Loan servicing fees                                      921    1,271
     Net gain on sales of securities                          458      246
     Net loss on sales and operations of REO                 (171)    (491)
                                                          -------  -------
                                                          $ 8,670  $11,387
                                                          =======  =======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees, commissions on sales of mutual funds and annuity products. The increase for the fiscal year ended June 30, 1996 was due primarily to an increase in service charges on deposit accounts, fees for certain customer services, and commissions on sales of credit life insurance.

     The decrease in income from mortgage banking operations for the fiscal year ended June 30, 1996 primarily resulted from lower levels of bulk sales of servicing rights. During the fiscal year ended June 30, 1996 there were no gains on bulk sales of loan servicing rights compared with a gain of $5.6 million for the fiscal year ended June 30, 1995. Sterling sold bulk servicing during the fiscal year ended June 30, 1995 primarily to offset the reduction in residential loan originations and related gains on sales of loans. Residential loan originations declined in response to a reduction in refinance activities and increases in short-term interest rates. See "General."

     The following table summarizes loan originations and sales of loans and bulk servicing rights for the periods indicated:

                                                          Six Months Ended
                                                          December 31,
                                                          ----------------
                                                          1996     1995
                                                          ------   ------
                                                        (Dollars in Millions)

     Originations of one- to four-family
       mortgage loans                                     $394.5   $430.2
     Sales of residential loans                            232.1     98.2
     Principal balances of servicing portfolios
       sold in bulk during the period                      172.2    437.8
     Principal balances of servicing portfolios
       acquired                                              0.0    451.4
     Principal balances at end of period of
       mortgage loans serviced for others                  587.8    647.0

     The decrease in loan servicing fees for the fiscal year ended June 30, 1996, compared with the fiscal year ended June 30, 1995, primarily reflects a decrease in the average size of the loan servicing portfolio. During the fiscal years ended June 30, 1996 and 1995, Sterling sold in bulk rights to service conventional loans for others with principal balances of $172.2 million and $437.8 million, respectively. Gains on these sales are included in income from mortgage banking operations. Sterling's average loan servicing portfolio for the fiscal years ended June 30, 1996 and 1995 was approximately $676.0 million and $699.8 million, respectively. Sterling anticipates retaining a significant portion of the current balance of loans serviced for others and, therefore, there can be no assurance that bulk sales of servicing rights will continue to contribute to Sterling's income to the extent they have in the past.

     During the fiscal years ended June 30, 1996 and 1995, Sterling sold approximately $55.0 million and $166.0 million, respectively, of mortgage-backed securities and investments. In the fiscal years ended June 30, 1996 and 1995, Sterling used the majority of the sales proceeds to repay maturing borrowings and jumbo deposits. See "Asset and Liability Management."

     The decrease in net losses from sales and operation of REO primarily reflects a higher level of income from the operations of REO.

     OPERATING EXPENSES. Operating expenses were $31.7 million and $31.3 million for the fiscal years ended June 30, 1996 and 1995, respectively. The increase in operating expenses of 1.3% primarily reflects increases in depreciation, employee compensation and benefits, insurance, and occupancy and equipment, offset by decreases in advertising, data processing and amortization of intangibles. See
     Note 18 of "Notes to Consolidated Financial Statements."

     Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes net interest income and total other income.) Sterling's operating efficiency ratio was 71.8% and 66.9% for the fiscal years ended June 30, 1996 and 1995, respectively. The increase primarily reflects lower levels of net interest income and income from mortgage banking operations. In addition, the operating efficiency ratio reflects a decrease in cost efficiency of the residential lending operations due primarily to a decrease in loan originations. Management is pursuing strategies to reduce the operating efficiency ratio below 65%, although there can be no assurance that it will be successful in this regard.

     INCOME TAX PROVISION. Income tax provisions were $4.1 million and $4.6 million for the fiscal years ended June 30, 1996 and 1995, respectively. For the fiscal years ended June 30, 1996 and 1995, the effective tax rates on income before income taxes were 37.4% and 33.2%, respectively. The effective tax rate for the fiscal year ended June 30, 1996 was influenced by higher sources of income being derived from states with state income taxes.

     Liquidity and Sources of Funds
     ------------------------------
     As a financial institution, Sterling's primary sources of funds are derived from financing and operating activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased $3.9 million to $902.3 million at December 31, 1996, from $898.4 million at June 30, 1996. Retail deposits, which exclude deposits over $100,000, decreased $5.3 million, or 0.67%, during the six months ended December 31, 1996. At December 31, 1996, approximately $51.3 million of deposits consisted of public funds that generally have maturities of 60 days or less. Advances from the FHLB Seattle increased to $259.6 million at December 31, 1996 from $259.4 million at June 30, 1996. At December 31, 1996 and June 30, 1996, securities sold subject to repurchase agreements were $229.8 million and $195.8 million, respectively. These borrowings are secured by investments and mortgage-backed securities with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings. Additionally, the maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings. Management plans to continue to rely upon the FHLB Seattle advances and reverse repurchase agreements to help fund its operations.

     Cash provided or used by investing activities consists primarily of principal and interest payments on loans and mortgage-backed securities and sales of mortgage-backed securities. The levels of these payments and sales increase or decrease depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the six months ended December 31, 1996, net cash was used in investing activities primarily to fund new loans and to purchase investments.

     Cash provided or used by operating activities is determined largely by changes in the level of loan sales. Proceeds from sales of loans decreased in the six months ended December 31, 1996 due primarily to a reduction in residential loan origination activities. The level of loans held for sale depends on the level of loan originations and the time within which investors fund the purchase of loans from Sterling. A majority of conventional loans held for sale are sold within 10 days of the closing while the sale of certain FHA- and VA- insured loans may take up to 60 days. Sterling typically offsets fluctuations in the level of loans held for sale by changing the level of advances from the FHLB Seattle, reverse repurchase agreements or cash. Management believes that proceeds from loans sold and advances from the FHLB Seattle and reverse repurchase agreements will be sufficient to fund loan commitments in the future.

     Sterling Savings' credit line with the FHLB Seattle is 35% of its total assets. At December 31, 1996, this credit line represented a total borrowing capacity of approximately $536.4 million, of which $259.6 million was outstanding. Sterling Savings also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At December 31, 1996, Sterling Savings had $229.8 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $158.4 million. Sterling Savings also had a secured line of credit agreement from a commercial bank of approximately $10.0 million as of December 31, 1996. At December 31, 1996, Sterling Savings had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling Financial had cash and other resources of approximately $13.0 million and a line of credit from a commercial bank of approximately $5.0 million at December 31, 1996.
     At December 31, 1996, Sterling Financial had no funds drawn on this line of credit. At September 30, 1996, Sterling Financial also secured a $15.0 million six-year term variable-rate loan from a commercial bank. Proceeds of $10.0 million of this term loan were contributed to Sterling Savings to enhance its capital. At December 31, 1996, Sterling Financial had an investment of $51.1 million in the Preferred Stock of Sterling Savings. Sterling Financial received cash dividends on Sterling Savings Preferred Stock of $2.5 million during the six months ended December 31, 1996. These resources were sufficient to meet the operating needs of Sterling Financial, including interest expense on the Subordinated Notes and dividends on the Preferred Stock. Sterling Savings' ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS. See "Capital Resources" and Note 15 of "Notes to Consolidated Financial Statements."

     OTS regulations require savings institutions such as Sterling Savings to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 5%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At December 31, 1996, Sterling Savings' liquidity ratio was 10.91%, compared with

     7.31% at June 30, 1996. The higher level of liquidity at December 31, 1996 was due primarily to the retention of qualifying securities. Sterling Savings' strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings' subsidiaries, potential borrowings against mortgage-backed securities or investment securities and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     Capital Resources
     -----------------
     Sterling's total Shareholders' equity was $89.2 million at December 31, 1996, compared with $85.7 million at June 30, 1996. At December 31, 1996 and June 30, 1996, Shareholders' equity was 5.8% of total assets. The increase in total Shareholders' equity primarily reflects the higher market value associated with the available-for-sale securities and an increase in Common Stock, partially offset by a decrease in retained earnings. See "General."

     Sterling recorded at December 31, 1996, an unrealized loss of $6.0 million, net of related income taxes, on investment and debt securities classified as available-for-sale. The decrease in the unrealized loss of $4.3 million from the June 30, 1996 balance of a $10.3 million primarily reflects an increase in the market valuation of mortgage-backed securities and treasury securities due to the recent decline in long-term interest rates. Fluctuations in prevailing interest rates could continue to cause volatility in this component of Shareholders' equity in future periods. See "Mortgage-Backed Securities."

     In connection with the acquisition of servicing rights in 1994, Sterling issued warrants to purchase 99,985 shares of Sterling's Common Stock at $11.82 per share. All of such warrants were exercised in July 1996, thereby increasing Sterling's Shareholders' equity by approximately $1.2 million.

     At December 31, 1996, Sterling has 1.04 million shares of Preferred Stock. The Preferred Stock has a liquidation value of $25 per share, plus any accumulated and unpaid dividends, and each share is convertible at any time at a rate of 1.9516 shares of Common Stock, subject to adjustment under certain conditions. Annual dividends of $1.8125 per share of Preferred Stock are cumulative and payable quarterly in arrears and must be paid before any distributions to holders of Common Stock. The Preferred Stock is non-voting except under certain limited circumstances. The Preferred Stock is also redeemable, in whole or in part, at the option of Sterling at any time on or after April 30, 1997 at a price of $26 per share, which gradually declines each year to $25 per share on or after April 30, 2001.

     Sterling has issued and outstanding $17.2 million of 8.75% Subordinated Notes due on January 31, 2000. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. The indenture governing the Subordinated Notes limits the ability of Sterling under certain circumstances to incur additional indebtedness, to pay cash dividends or to make other capital distributions. See Note 11 of "Notes to Consolidated Financial Statements."

     In order to improve and expand branch locations, Sterling anticipates that its future capital expenditures will be approximately $1.0 million to $2.0 million for the year ended December 31, 1997. Sterling intends to fund these capital expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements, but there can be no assurance that any of these transactions will occur.

     Sterling Savings is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. At December 31, 1996, Sterling Savings exceeded all such regulatory capital requirements. See Note 15 of "Notes to Consolidated Financial Statements."

     Sterling continues to proactively manage its claim against the U.S. government for breach of contract on three supervisory goodwill acquisition contracts. On July 1, 1996, the U.S. Supreme Court ruled in three similar cases that the U.S. Government was liable for having breached its acquisition contracts with certain thrift associations. Sterling is encouraged by the Supreme Court's decision, although it is uncertain when a trial to determine Sterling's damages will be held or when an award, if any, will be appropriated by Congress.

     New Accounting Standards
     ------------------------
     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles being held and used by an entity be reviewed for impairment by estimating future cash flows from the use and disposition of the assets whenever circumstances indicate that the carrying amount of such assets may not be recoverable. Sterling adopted this new standard on July 1, 1996, and such adoption did not have any effect on its consolidated financial statements.

     In May 1995, the FASB issued SFAS No. 122 Accounting for Mortgage Servicing Rights. This standard applies to transactions involving sales or securitizations of mortgage loans with servicing rights retained. This standard must also be applied to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before adoption of this statement. Sterling adopted this standard on July 1, 1996, and such adoption did not have any effect on its consolidated financial statements.

     In June 1996, the FASB issued SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This standard also applies to transactions involving sales or securitizations of financial assets, such as mortgage loans. Sterling adopted the provisions of this standard on January 1, 1997. Management does not believe that adoption of this statement will have a material effect on the consolidated financial statements.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and encourages all entities to adopt the fair value method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value method of accounting. Entities electing to retain the current accounting under the intrinsic method must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting under SFAS No. 123 had been applied. Sterling adopted the disclosure only provisions of this standard on July 1, 1996 and continues using the intrinsic method of accounting for employee stock options. See Note 13 of "Notes to Consolidated Financial Statements."

     Effects of Inflation and Changing Prices
     ----------------------------------------
     A savings institution has an asset and liability structure that is interest-rate sensitive. As a holder of monetary assets and liabilities, a savings institution's performance may be significantly influenced by changes in interest rates. Although changes in the prices of goods and services do not necessarily move in the same direction as interest rates, increases in inflation generally have resulted in increased interest rates, which may have an adverse effect on Sterling's business.


     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required information is contained on pages F-1 through F-31 of this Form 10-K.


     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the six months ended December 31, 1996, Sterling neither changed, nor had any disagreements with, its independent accountants on accounting and financial disclosures.

                                    PART III

     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information is contained under the captions "Board of Directors of Sterling Financial Corporation" on pages 3 and 4, and "Executive Officers" on pages 6 and 7 of Sterling's definitive Proxy Statement dated March 21, 1997, incorporated herein by reference.


     Item 11. EXECUTIVE COMPENSATION

     The required information is contained under the captions "Personnel Committee Report on Executive Compensation" on pages 9 through 11 and "Executive Compensation" on pages 12 through 14 of Sterling's definitive Proxy Statement dated March 21, 1997, incorporated herein by reference.


     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The required information is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 7 through 9 of Sterling's definitive Proxy Statement dated
     March 21, 1997, incorporated herein by reference.


     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is contained under the caption "Interest of Directors, Officers and Others in Certain Transactions" on page 16 of Sterling's definitive Proxy Statement dated March 21, 1997, incorporated herein by reference.


                                     PART IV

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K

          (a) Documents which are filed as a part of this report:

              1.  FINANCIAL STATEMENTS:   The required financial
                  statements are contained in pages F-1 through F-31 of this Form 10-K.

              2. FINANCIAL STATEMENT SCHEDULES: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

              3.  EXHIBITS:

                  Exhibit No.   Exhibit
                  -----------   -------------------------------------------
                  3.1           Restated Articles of Incorporation of
                                Registrant.  Filed as Exhibit 3.1 to
                                Registrant's Form S-4 dated November 7,
                                1994 and incorporated by reference herein.

                  3.2 Articles of Amendment of Restated Articles of Incorporation of Registrant. Filed as
                                Exhibit 3.2 to Registrant's Form S-4 dated
                                November 7, 1994 and incorporated by
                                reference herein.

                  3.3           Copy of Bylaws of Registrant.  Filed as
                                Exhibit 3.3 to Registrant's Form S-4 dated
                                November 7, 1994 and incorporated by
                                reference herein.

                  4.1           Reference is made to Exhibits 3.1 and 3.2.

                  4.2 Copies of instruments with respect to long-term debt will be furnished to the Commission upon request.

                  10.1 Copy of Sterling Savings Association Incentive Stock Option Plan dated July 25, 1984, including a copy of Form of Incentive Stock Option Plan Letter Agreement. Filed as Exhibit 10.1 to Registrant's Form S-4 dated August 28, 1992 and incorporated by reference herein.

                  10.2 Copy of Sterling Savings Association 1992 Incentive Stock Option Plan. Filed as
                                Exhibit 10.2 to Registrant's Form S-4 dated
                                August 28, 1992 and incorporated by
                                reference herein.

                  10.3 Copy of Sterling Savings Association Deferred Compensation Plan, effective
                                July 1, 1984.  Filed as Exhibit 10.3 to
                                Registrant's Form  S-4 dated August 28,
                                1992 and incorporated by reference herein.

                  10.4 Copy of Sterling Savings Association Employment Savings and Incentive Plan and Trust dated September 21, 1990. Filed as
                                Exhibit 10.4 to Registrant's Form S-4 dated
                                August 28, 1992 and incorporated by
                                reference herein.

                  Exhibit No.   Exhibit
                  -----------   -------------------------------------------
                  10.5          Copy of Employment Agreement, dated July 1,
                                1995, between Sterling and Harold B.
                                Gilkey.  Filed as Exhibit 10.1 to
                                Registrant's Form 10-Q dated March 30, 1996 and incorporated by reference herein.

                  10.6 Copy of Employment Agreement, dated July 1, 1995, between Sterling and William W. Zuppe. Filed as Exhibit 10.2 to Registrant's Form 10-Q dated March 30, 1996 and incorporated by reference herein.

                  11.1 Statement regarding Computation of Per Share Earnings. Filed herewith.

                  12.1 Statement regarding Computation of Return on Average Common Shareholders' Equity. Filed herewith.

                  12.2 Statement regarding Computation of Return on Average Assets. Filed herewith.

                  13.2          Copy of Registrant's Proxy Statement dated
                                March 21, 1997.

                  21.1 List of Subsidiaries of Registrant. Filed herewith.

                  23.1 Consent of Coopers & Lybrand L.L.P. Filed herewith.

                  27.1          Financial Data Schedule.  Filed herewith.


          (b) REPORTS ON FORM 8-K. A report on Form 8-K was filed on December 3, 1996, and covered the Registrant's decision to change its fiscal year end.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                STERLING FINANCIAL CORPORATION

     March 21, 1997             By  /s/  Harold B. Gilkey
                                    ---------------------------------------
                                    Harold B. Gilkey, Chairman of the
                                    Board, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     March 21, 1997                 /s/  Harold B. Gilkey
                                    ---------------------------------------
                                    Harold B. Gilkey, Chairman of the
                                    Board, Chief Executive Officer,
                                    Principal Executive Officer


     March 21, 1997                 /s/ William W. Zuppe
                                    ---------------------------------------
                                    William W. Zuppe, President,
                                    Chief Operating Officer, Director


     March 21, 1997                 /s/ Daniel G. Byrne
                                    ---------------------------------------
                                    Daniel G. Byrne, Senior Vice President,
                                    Chief Financial Officer, Principal
                                    Financial Officer, Principal Accounting
                                    Officer


     March 21, 1997                 /s/ Ned M. Barnes
                                    ---------------------------------------
                                    Ned M. Barnes, Secretary, Director


     March 21, 1997                 /s/ Rodney W. Barnett
                                    ---------------------------------------
                                    Rodney W. Barnett, Director


     March 21, 1997                 /s/ James P. Fugate
                                    ---------------------------------------
                                    James P. Fugate, Director

     March 21, 1997
                                    ---------------------------------------
                                    Robert D. Larrabee, Director


     March 21, 1997                 /s/ Robert E. Meyers
                                    ---------------------------------------
                                    Robert E. Meyers, Director


     March 21, 1997                 /s/ David O. Wallace
                                    ---------------------------------------
                                    David O. Wallace, Director

     REPORT OF INDEPENDENT ACCOUNTANTS




     The Board of Directors and Shareholders
     Sterling Financial Corporation
     Spokane, Washington


     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and subsidiaries ("Sterling") as of December 31, 1996 and June 30, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of Sterling's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and subsidiaries at December 31, 1996 and June 30, 1996 and the consolidated results of their operations and their cash flows for the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, Sterling changed its methods of accounting for mortgage servicing rights and impairment of long-lived assets as of July 1, 1996 and impaired loans as of July 1, 1995.


                                   /s/COOPERS & LYBRAND L.L.P.


     Spokane, Washington
     February 7, 1997

     CONSOLIDATED BALANCE SHEETS
     (DOLLAR AMOUNTS IN THOUSANDS)


                                               December 31,  June 30,
                                               ------------  ------------
                                               1996          1996
                                               ------------  ------------
                     ASSETS

     Cash and cash equivalents:
       Interest bearing                         $    6,253    $    2,308
       Non-interest bearing and vault               26,422        24,395
       Restricted                                    3,230         2,225
     Loans receivable (net of allowance
       for losses of $7,891 and $7,889)            934,340       886,667
     Loans held-for-sale                             6,116         7,456
     Investments and mortgage-backed
       securities:
         Available-for-sale                        469,790       460,061
         Held-to-maturity                           11,871        11,879
     Accrued interest receivable (including
       $1,394 and $711 on investments)              10,690         9,080
     Office properties and equipment, net           39,861        40,471
     Real estate owned                               3,974         4,874
     Core deposit premium, net                       8,303         9,474
     Other intangibles, net                          1,725         2,131
     Purchased mortgage servicing rights, net        1,474         1,642
     Prepaid expenses and other assets              12,295        15,035
                                                ----------    ----------
           Total assets                         $1,536,344    $1,477,698
                                                ==========    ==========

     (DOLLAR AMOUNTS IN THOUSANDS)


                                               December 31,  June 30,
                                               ------------  ------------
                                               1996          1996
                                               ------------  ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits                                   $  902,278    $  898,394
     Advances from FHLB Seattle                    259,626       259,410
     Securities sold subject to repurchase
       agreements                                  229,797       195,785
     Notes payable                                  15,000
     Subordinated notes payable                     17,240        17,240
     Cashiers checks issued and payable              5,723         6,751
     Borrowers' reserves for taxes and
       insurance                                     1,126         1,718
     Accrued interest payable                        5,095         3,578
     Accrued expenses and other liabilities         11,239         9,077
                                                ----------    ----------
           Total liabilities                     1,447,124     1,391,953
                                                ----------    ----------
     Commitments and contingent liabilities
       (Note 16)

     Capital stock:
       Preferred stock, $1 par value;
         10,000,000 shares authorized;
         1,040,000 shares issued and
         outstanding ($26,000 liquidation
         preference value)                           1,040         1,040
       Common stock, $1 par value; 20,000,000
         shares authorized; 5,539,178 and
         5,426,398 shares issued and
         outstanding                                 5,539         5,426
     Additional paid-in capital                     70,462        69,325
     Unrealized loss on investments and
       mortgage-backed securities available-
       for-sale, net of deferred income tax
       benefits of $3,239 and $5,542                (6,020)      (10,290)
     Retained earnings                              18,199        20,244
                                                ----------    ----------
           Total shareholders' equity               89,220        85,745
                                                ----------    ----------
           Total liabilities and shareholders'
             equity                             $1,536,344    $1,477,698
                                                ==========    ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     CONSOLIDATED STATEMENTS OF OPERATIONS
     (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Six Months Ended        Fiscal Years Ended
                                                 December 31,            June 30,
                                                 ---------------------   ---------------------
                                                 1996        1995        1996        1995
                                                 ---------   ---------   ---------   ---------
                                                            (Unaudited)
      Interest income:
        Loans                                    $  41,702   $  46,599   $  86,235   $  79,859
        Mortgage-backed securities                  12,574       8,436      22,044      22,386
        Investments and cash equivalents             3,338       2,483       4,802       5,011
                                                 ---------   ---------   ---------   ---------
            Total interest income                   57,614      57,518     113,081     107,256
                                                 ---------   ---------   ---------   ---------
      Interest expense:
        Deposits                                    21,071      22,666      44,258      39,815
        Short-term borrowings                        8,903      10,702      19,461      21,360
        Long-term borrowings                         7,437       7,118      13,892      10,689
                                                 ---------   ---------   ---------   ---------
            Total interest expense                  37,411      40,486      77,611      71,864
                                                 ---------   ---------   ---------   ---------
            Net interest income                     20,203      17,032      35,470      35,392

      Provision for loan losses                      1,100         800       1,600       1,600
                                                 ---------   ---------   ---------   ---------
            Net interest income after provision
              for loan losses                       19,103      16,232      33,870      33,792
                                                 ---------   ---------   ---------   ---------
      Other income:
        Fees and service charges                     2,431       1,777       4,408       3,945
        Mortgage banking operations                  1,686       1,761       3,054       6,416
        Loan servicing fees                            633         459         921       1,271
        Net gain on sales of securities                  0         451         458         246
        Net loss on sale and operation of
          real estate owned                           (102)       (114)       (171)       (491)
                                                 ---------   ---------   ---------   ---------
            Total other income                       4,648       4,334       8,670      11,387
                                                 ---------   ---------   ---------   ---------
      Operating expenses (Note 18)                  24,742      15,515      31,684      31,272
                                                 ---------   ---------   ---------   ---------
            Income (loss) before income taxes         (991)      5,051      10,856      13,907
                                                 ---------   ---------   ---------   ---------
      Income tax provision (benefit):
        Current                                        123         923       4,395       3,397
        Deferred                                       (11)        922        (331)      1,222
                                                 ---------   ---------   ---------   ---------
            Total income tax provision                 112       1,845       4,064       4,619
                                                 ---------   ---------   ---------   ---------
            Net income (loss)                       (1,103)      3,206       6,792       9,288

      Less preferred stock dividends declared          942         942       1,885       1,885
                                                 ---------   ---------   ---------   ---------
            Net income (loss) available to
              common shares                      $  (2,045)  $   2,264   $   4,907   $   7,403
                                                 =========   =========   =========   =========

     (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Six Months Ended        Fiscal Years Ended
                                                 December 31,            June 30,
                                                 ---------------------   ---------------------
                                                 1996        1995        1996        1995
                                                 ---------   ---------   ---------   ---------
                                                            (Unaudited)
      Income (loss) per common and common
        equivalent share                         $   (0.37)  $    0.42   $    0.91   $    1.42
                                                 =========   =========   =========   =========
      Weighted average common shares
        outstanding                              5,528,117   5,408,133   5,416,211   5,210,318
                                                 =========   =========   =========   =========
      Income (loss) per common share assuming
        full dilution                            $   (0.37)  $    0.42   $    0.90   $    1.27
                                                 =========   =========   =========   =========
      Weighted average common shares
        outstanding assuming full dilution       7,625,208   7,526,882   7,552,330   7,296,687
                                                 =========   =========   =========   =========

      The accompanying notes are an integral part of the consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND
   FOR THE FISCAL YEARS ENDED JUNE 30, 1996 AND 1995
   (DOLLAR AMOUNTS IN THOUSANDS)


                               Preferred Stock        Common Stock           Additional                           Total
                               ---------------------  ---------------------  Paid-in     Unrealized   Retained    Shareholders'
                               Shares     Amount      Shares     Amount      Capital     Gain (Loss)  Earnings    Equity
                               ---------  ----------  ---------  ----------  ----------  -----------  ----------  -------------
   Balance, June 30, 1994      1,040,000  $    1,040  4,563,717  $    4,564  $   60,648  $   (3,467)  $   13,744   $   76,529
     Shares issued upon exer-
       cise of stock options                              4,880           4          22                                    26
     Shares acquired and
       retired upon exercise
       of stock options                                    (384)                     (6)                                   (6)
     Shares issued in connec-
       tion with acquisition
       of business                                      339,976         340       3,213                                 3,553
     Adjustment of estimated
       common stock dividend
       paid to reflect final
       price and cash paid
       for fractional shares                               (135)                                             (4)           (4)
     Dividends declared and
       paid on preferred stock
       ($1.81 per share)                                                                                 (1,885)       (1,885)
     10% common stock dividend                          490,805         491       5,307                  (5,798)
     Change in unrealized gain
       (loss), net of income
       taxes                                                                                  2,406                     2,406
     Net income                                                                                           9,288         9,288
                               ---------  ----------  ---------  ----------  ----------  ----------  ----------    ----------
   Balance, June 30, 1995      1,040,000       1,040  5,398,859       5,399      69,184      (1,061)     15,345        89,907

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, CONTINUED
   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND
   FOR THE FISCAL YEARS ENDED JUNE 30, 1996 AND 1995
   (DOLLAR AMOUNTS IN THOUSANDS)


                               Preferred Stock        Common Stock           Additional                           Total
                               ---------------------  ---------------------  Paid-in     Unrealized  Retained     Shareholders'
                               Shares     Amount      Shares     Amount      Capital     Gain (Loss) Earnings     Equity
                               ---------  ----------  ---------  ----------  ----------  ----------- ----------   -------------
   Balance, June 30, 1995      1,040,000       1,040  5,398,859       5,399      69,184      (1,061)     15,345        89,907
     Shares issued upon exer-
       cise of stock options                             28,172          28         154                                   182
     Shares acquired and
       retired upon exercise
       of stock options                                  (3,006)         (3)        (40)                                  (43)
     Shares issued upon exer-
       cise of warrants, net
       of related costs                                   1,949           2          20                                    22
     Adjustment of estimated
       common stock dividend
       paid to reflect final
       price and cash paid
       for fractional shares                                424                       7                      (8)           (1)
     Dividends declared and
       paid on preferred
       stock ($1.81 per
       share)                                                                                            (1,885)       (1,885)
     Change in unrealized gain
       (loss), net of income
       taxes                                                                                 (9,229)                   (9,229)
     Net income                                                                                           6,792         6,792
                               ---------  ----------  ---------  ----------  ----------  ----------  ----------    ----------
   Balance, June 30, 1996      1,040,000       1,040  5,426,398       5,426      69,325     (10,290)     20,244        85,745
                               ---------  ----------  ---------  ----------  ----------  ----------  ----------    ----------

   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND
   FOR THE FISCAL YEARS ENDED JUNE 30, 1996 AND 1995
   (DOLLAR AMOUNTS IN THOUSANDS)

                               Preferred Stock        Common Stock           Additional                           Total
                               ---------------------  ---------------------  Paid-in     Unrealized  Retained     Shareholders'
                               Shares     Amount      Shares     Amount      Capital     Gain (Loss) Earnings     Equity
                               ---------  ----------  ---------  ----------  ----------  ----------- ----------   -------------
   Balance, June 30, 1996      1,040,000       1,040  5,426,398       5,426      69,325     (10,290)     20,244        85,745
     Shares issued upon exer-
       cise of stock options                             19,620          20         144                                   164
     Shares acquired and
       retired upon exercise
       of stock options                                  (4,875)         (5)        (68)                                  (73)
     Shares issued upon exer-
       cise of warrants, net
       of related costs                                  98,035          98       1,061                                 1,159
     Dividends declared and paid
       on preferred stock ($0.91
       per share)                                                                                          (942)         (942)
     Change in unrealized gain
       (loss), net of income taxes                                                            4,270                     4,270
     Net loss                                                                                            (1,103)       (1,103)
                               ---------  ----------  ---------  ----------  ----------  ----------  ----------    ----------
   Balance, December 31, 1996  1,040,000  $    1,040  5,539,178  $    5,539  $   70,462  $   (6,020) $   18,199    $   89,220
                               =========  ==========  =========  ==========  ==========  ==========  ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (DOLLAR AMOUNTS IN THOUSANDS)

                                                 Six Months Ended        Fiscal Years Ended
                                                 December 31,            June 30,
                                                 ---------------------   ---------------------
                                                 1996        1995        1996        1995
                                                 ---------   ---------   ---------   ---------
                                                            (Unaudited)
   Cash flows from operating activities:
     Net income (loss)                           $  (1,103)  $   3,206   $   6,792   $   9,288
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Provisions for loan and real estate
         owned losses                                1,131         840       1,668       1,634
       Stock dividends on FHLB Seattle stock        (1,012)       (839)     (1,760)     (1,377)
       Net gain on sales of loans and
         securities                                 (1,458)     (1,958)     (3,512)     (1,052)
       Net (gain) loss on sales of real
         estate owned                                 (110)          0          (1)        210
       Depreciation and amortization                 4,230       4,315       8,985       6,251
       Deferred income tax provision (benefit)         (11)        922        (331)      1,222
       Change in:
         Accrued interest receivable                (1,610)       (176)        (53)     (1,803)
         Prepaid expenses and other assets             349         433       1,906      (1,977)
         Cashiers checks issued and payable         (1,028)      1,108        (938)      1,578
         Accrued interest payable                    1,517      (3,295)     (4,478)      4,897
         Accrued expenses and other liabilities      2,162        (256)     (2,241)        132
         Proceeds from sales of loans               79,314     124,304     235,115      98,987
         Loans originated for sale                 (76,516)   (117,361)   (212,153)   (122,182)
                                                 ---------   ---------   ---------   ---------
             Net cash provided by (used in)
               operating activities                  5,855      11,243      28,999      (4,192)
                                                 ---------   ---------   ---------   ---------
   Cash flows from investing activities:
     Loans disbursed                              (381,100)   (271,183)   (563,378)   (516,679)
     Loan principal payments                       331,679     219,608     484,790     214,637
     Purchase of loans receivable                        0           0           0      (4,971)
     Purchase of mortgage-backed securities              0           0           0     (19,678)
     Mortgage-backed securities principal
       payments                                     28,368      20,008      53,547      37,338
     Proceeds from sales of mortgage-backed
       securities                                        0      56,338      56,345     159,286
     Proceeds from sales of purchased mortgage
       servicing rights                                  0           0         741           0
     Purchase of investments                       (41,119)          0           0      (2,999)
     Proceeds from maturities of investments        10,000           0       1,195           0
     Proceeds from sales of available-for-sale
       investments                                       0       5,225       5,225       6,919
     Purchase of office properties and
       equipment                                      (905)       (946)     (7,245)    (16,732)
     Improvements to real estate owned                   0         (78)        (70)          0
     Proceeds from sales of real estate owned        1,627       1,332       1,714       2,313
     Premiums paid for purchase of core
       deposits                                          0           0           0        (508)
                                                 ---------   ---------   ---------   ---------
             Net cash provided by (used in)
               investing activities                (51,450)     30,304      32,864    (141,074)
                                                 ---------   ---------   ---------   ---------

   (DOLLAR AMOUNTS IN THOUSANDS)


                                                 Six Months Ended        Fiscal Years Ended
                                                 December 31,            June 30,
                                                 ---------------------   ---------------------
                                                 1996        1995        1996        1995
                                                 ---------   ---------   ---------   ---------
                                                            (Unaudited)
   Cash flows from financing activities:
     Net change in NOW, passbook and money
       market  deposits                                925      23,763      67,532      (8,946)
     Proceeds from sales of certificates of
       deposit                                     199,665     250,018     458,042     642,816
     Payments for maturing certificates of
       deposit                                   (218,055)    (292,306)   (552,028)   (594,558)
     Interest credited to deposits                  21,349      17,163      34,833      39,815
     Advances from FHLB Seattle                    100,000      50,713      50,713     198,282
     Repayment of FHLB Seattle advances           (100,040)    (58,031)   (144,067)   (209,049)
     Proceeds from notes payable                    15,000           0           0           0
     Net change in securities sold subject to
       repurchase agreements and funds
       purchased                                    34,012     (22,552)     35,905      78,031
     Proceeds from exercise of stock options
       and warrants, net of repurchases              1,250          58         163          20
     Cash dividends on preferred stock                (942)       (942)     (1,885)     (1,885)
     Other                                            (592)     (3,000)     (2,864)     (2,206)
                                                 ---------   ---------   ---------   ---------
             Net cash provided by (used in)
               financing activities                 52,572     (35,116)    (53,656)    142,320
                                                 ---------   ---------   ---------   ---------
   Cash and cash equivalents acquired as
     part of acquisition                                 0           0           0          32
                                                 ---------   ---------   ---------   ---------
   Net increase (decrease) in cash and
     cash equivalents                                6,977       6,431       8,207      (2,914)
   Cash and cash equivalents, beginning
     of period                                      28,928      20,721      20,721      23,635
                                                 ---------   ---------   ---------   ---------
   Cash and cash equivalents, end of period      $  35,905   $  27,152   $  28,928   $  20,721
                                                 =========   =========   =========   =========

   (DOLLAR AMOUNTS IN THOUSANDS)


                                                 Six Months Ended        Fiscal Years Ended
                                                 December 31,            June 30,
                                                 ---------------------   ---------------------
                                                 1996        1995        1996        1995
                                                 ---------   ---------   ---------   ---------
                                                            (Unaudited)
   Supplemental disclosures:
     Cash paid during the period for:
       Interest                                  $  35,894   $  43,781   $  82,089   $  66,967
                                                 ---------   ---------   ---------   ---------

       Income taxes                              $     934   $   1,827   $   4,208   $   2,752
                                                 =========   =========   =========   =========
     Noncash financing and investing
       activities:
         Loans converted into real estate
           owned                                 $     649   $     393   $   1,287   $     968
                                                 =========   =========   =========   =========
         Loans exchanged for mortgage-backed
           securities                            $       0   $ 243,030   $ 244,146   $  94,723
                                                 =========   =========   =========   =========
         Interest cost capitalized for
           constructed assets                    $       0   $       0   $       0   $      97
                                                 =========   =========   =========   =========
         Stock issued for assets acquired        $       0   $       0   $       0   $   3,553
                                                 =========   =========   =========   =========
         Common stock dividend                   $       0   $       0   $       0   $   5,798
                                                 =========   =========   =========   =========


   The accompanying notes are an integral part of the consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information as of and for the six months ended
     December 31, 1995 is unaudited)


      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

            Business
            --------
            Sterling Financial Corporation ("Sterling") is a savings and loan holding company for Sterling Savings Association ("Sterling Savings"). Sterling Savings is a Washington State-chartered savings association headquartered in Spokane, Washington, that conducts its business from 41 offices located throughout Washington and Oregon. Sterling Savings provides full-service banking, including attracting FDIC-insured deposits and originating consumer, business banking, commercial real estate and residential construction loans. Action Mortgage Company ("Action Mortgage"), a wholly owned subsidiary of Sterling Savings operates 10 residential loan production offices. Sterling Savings also owns Harbor Financial Services, Inc. ("Harbor Financial"), which markets investment products to clients through regional representatives in Spokane, Auburn, Centralia, Chehalis and Clarkston, Washington. INTERVEST-Mortgage Investment Company ("INTERVEST"), a wholly owned subsidiary of Sterling Savings as of September 1, 1996, provides commercial real estate lending through its offices in the metropolitan areas of Portland, Oregon, and Seattle and Spokane, Washington. Prior to September 1, 1996, INTERVEST was a wholly owned subsidiary of Sterling.

            Effective December 31, 1996, Sterling changed its fiscal year end from June 30 to December 31. Therefore, the consolidated financial statements presented herein are audited for the six months ended December 31, 1996 with comparable unaudited consolidated financial statements for the six months ended December 31, 1995.

            Estimates
            ---------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

            Principles of Consolidation
            ---------------------------
            The accompanying consolidated financial statements include the accounts of Sterling and all of its wholly owned subsidiaries. Results of operations of purchased companies are consolidated for all periods after the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform with the current period presentation. These reclassifications had no effect on the net income or retained earnings as previously reported.

            Cash and Cash Equivalents
            -------------------------
            Sterling considers a cash equivalent to be any highly liquid instrument with a remaining maturity of three months or less at the point of purchase.

            At December 31, 1996 and June 30, 1996, Sterling had approximately $22.4 million and $20.7 million, respectively, of uninsured non-interest bearing deposits. Restricted cash consists of non-interest bearing deposits maintained as a reserve at the Federal Reserve Bank.

            Allowance for Loan Losses
            -------------------------
            In July 1995, Sterling adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114. These statements require that each impaired loan within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Prior to the adoption of these statements, an allowance for specific losses was established for loans with respect to which a significant permanent decline in value was deemed to have occurred. The adoption of these statements had no material impact on Sterling's financial condition or results of operations.

            Management of Sterling provides an allowance for loan losses based upon estimates of the cash flows to be received from the loans or the fair value of the underlying collateral, net of selling costs. These estimates are affected by factors including changes in the economic environment in the Pacific Northwest region and the resultant effect on real estate values. As a result of changing economic conditions, it is reasonably possible that the amount of the allowance for loan

            Allowance for Loan Losses, Continued
            ------------------------------------
            losses could change in the near term. A provision for loan losses, when determined necessary, is charged to income based on management's evaluation of the potential losses that may occur in its loan portfolio.

            Loans Held-for-Sale
            -------------------
            Loans held-for-sale are reported at the lower of amortized cost or market value as determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held-for-sale. Market value is determined for loan pools of common interest rates using published quotes as of the close of business. Unrealized losses on loans held-for-sale are included in the consolidated statement of operations.

            Loan Origination and Commitment Fees
            ------------------------------------
            Loan origination fees, net of direct loan origination costs, are deferred and recognized as interest income using the level interest yield method over the contractual term of each loan adjusted for actual loan prepayment experience. If the related loan is sold, the remaining net amount deferred, which is part of the basis of the loan, is considered in determining the gain or loss on sale.

            Loan commitment fees are deferred until the expiration of the commitment period unless management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period. If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee. Deferred commitment fees associated with expired commitments are recognized as fee income.

            Investments and Mortgage-Backed Securities, Continued
            -----------------------------------------------------
            Sterling classifies debt and equity securities as follows:

            - AVAILABLE-FOR-SALE. Except for FHLB Seattle stock, debt and equity securities that will be held for indefinite periods of time are classified as available-for-sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business. Unrealized gains and losses are reported, net of deferred income taxes, as a separate component of shareholders' equity until realized. FHLB Seattle stock can only be sold back to FHLB Seattle or to another member institution at par. Therefore, this investment is restricted and is carried at cost.

            - HELD-TO-MATURITY. Debt securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

            Realized gains and losses on sales of investments and mortgage-backed securities are recognized based on specific identification.

            Office Properties and Equipment
            -------------------------------
            Office properties and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives or lease terms of the assets. Expenditures for new properties and equipment and major renewals or betterments are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gains or losses are reflected in operations.

            Real Estate Owned
            -----------------
            Property acquired in settlement of loans is carried at the lower of fair value less estimated costs to sell or cost at foreclosure. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposition.

            Intangible Assets
            -----------------
            Net assets of organizations acquired in purchase transactions are recorded at fair value at date of acquisition. Core deposit premiums attributable to depositor relationships that existed at the date of an acquisition are amortized on a straight-line basis over the estimated life of the depositor relationships acquired (generally eight years). At December 31, 1996, Sterling has $8.3 million of core deposit premiums which are net of $10.2 million of accumulated amortization. The cost of other intangibles is amortized using the level interest yield method over the estimated remaining term (assuming prepayments) of the long-term interest-bearing assets (loans receivable and mortgage-backed securities) acquired (generally twelve years).

            At December 31, 1996, Sterling has $1.7 million of other intangibles, which is net of $13.1 million of accumulated amortization.

            In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. This standard requires a review for impairment of long-lived assets and identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There was no effect on the consolidated financial statements when Sterling adopted this standard on July 1, 1996.

            Mortgage Banking Operations
            ---------------------------
            Sterling, through Action Mortgage, originates or purchases and sells loans and participating interests in loans to provide additional funds for general corporate purposes. Loans and participating interests therein are held-for-sale and are carried at the lower of cost or market value. Sterling recognizes a gain or loss on these loan sale transactions which includes a component reflecting the differential between the contractual interest rate of the loan and the interest rate which will be received by the investor. The present value of the estimated future profit for servicing the loans, together with the normal servicing fee rate, is taken into account in determining the amount of gain or loss on the sale of loans.

            Mortgage Banking Operations, Continued
            --------------------------------------
            At December 31, 1996 and June 30, 1996, purchased mortgage servicing rights were $1.5 million and $1.6 million, respectively, net of accumulated amortization of $788,000 and $620,000, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

            When interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" is amortized over the estimated life using a method approximating the interest method. The excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates and expected future cash flows. Sterling evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives, discounted at the original discount rate.

            On July 1, 1996, Sterling adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" which relates to transactions involving sales or securitization of mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights. There was no effect on Sterling's consolidated financial statements of adopting this standard.

            In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued. This standard also applies to transactions involving sales or securitizations of financial assets, such as mortgage loans. Sterling must adopt the provisions of this standard on January 1, 1997. Management does not believe that adoption of this statement will have a material effect on the consolidated financial statements.

            Income (Loss) Per Share
            -----------------------
            The computation of primary earnings per common and common equivalent share is based upon net income (loss) reduced by dividends declared on preferred stock during the period, divided by the weighted average number of common shares outstanding during the period, plus the effect of common shares contingently issuable, primarily from stock options unless they are anti-dilutive.

            The fully diluted earnings per share computation reflects the effect of common shares contingently issuable upon the exercise of stock options and warrants and the conversion of preferred stock, and the adjustment of net income (loss) to eliminate the related preferred stock dividends. For the six months ended December 31, 1996 and 1995, fully diluted loss per share was anti-dilutive and, therefore, has been reported the same as the primary loss per share.

            Accounting for Stock Options
            ----------------------------
            In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Sterling adopted the disclosure only provisions of SFAS No. 123 on July 1, 1996.

      2.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES:

          A summary of carrying and fair values of investments and mortgage-backed securities follows (in thousands):


                                     Held-to-Maturity                             Available-for-Sale
                                     -------------------------------------------  --------------------------------------------
                                     Amortized
                                     Cost/      Gross       Gross                            Gross       Gross       Carrying/
                                     Carrying   Unrealized  Unrealized  Fair      Amortized  Unrealized  Unrealized  Fair
                                     Value      Gains       Losses      Value     Cost       Gains       Losses      Value
                                     ---------  ----------  ----------  --------  ---------  ----------  ----------  ---------
              December 31, 1996
                U.S. Government
                  and agency
                  obligations                                                     $ 66,760    $    202    $    (43)  $ 66,919
                FHLB Seattle stock
                  (restricted)                                                      25,923                             25,923
                Municipal bonds      $ 11,846    $     48    $    (82)  $ 11,812
                Mortgage-backed
                  securities                                                       386,365         368      (9,793)   376,940
                Other                      25           6                     31         1           7                      8
                                     --------    --------    --------   --------  --------    --------    --------   --------
                                     $ 11,871    $     54    $    (82)  $ 11,843  $479,049    $    577    $ (9,836)  $469,790
                                     ========    ========    ========   ========  ========    ========    ========   ========
              June 30, 1996
                U.S. Government
                  and agency
                  obligations                                                     $ 35,530                $   (286)  $ 35,244
                FHLB Seattle stock
                  (restricted)                                                      24,911                             24,911
                Municipal bonds      $ 11,854    $      7    $   (242)  $ 11,619
                Mortgage-backed
                  securities                                                       415,451    $    104     (15,662)   399,893
                Other                      25           6                     31         1          12                     13
                                     --------    --------    --------   --------  --------    --------    --------   --------
                                     $ 11,879    $     13    $   (242)  $ 11,650  $475,893    $    116    $(15,948)  $460,061
                                     ========    ========    ========   ========  ========    ========    ========   ========

      2.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES, C0NTINUED:

          In accordance with a Special Report issued on November 15, 1995 by the Financial Accounting Standards Board, Sterling reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $214.1 million to the available-for-sale classification. At the date of the transfer, the fair value of such debt securities was approximately $211.4 million. The difference between the carrying value and fair value of the reclassified debt securities at the date of transfer of $2.7 million has been included in the unrealized loss on investment securities component of shareholders' equity during the fiscal year ended June 30, 1996.

          During the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, Sterling sold investments and mortgage-backed securities which resulted in the following (in thousands):

                                            Proceeds   Gross      Gross
                                            from       Realized   Realized
                                            Sales      Gains      Losses
                                            --------   --------   --------
            Six months ended December 31,
              1996                          $      0   $      0   $      0
            Fiscal year ended June 30,
              1996                            55,635        576        118
            Fiscal year ended June 30,
              1995                           166,205        703        457

          Maturities of mortgage-backed securities are dependent on the payments of the underlying mortgages. At December 31, 1996, the U.S. Government and agency obligations had maturity dates from one to five years. Available-for-sale mortgage-backed securities mature under contractual terms as follows (in thousands):

                                               Amortized      Fair
                                               Cost           Value
                                               ------------   ------------
            After one year through
              five years                         $110,383       $108,246
            After five years through
              ten years                            11,202         11,147
            After ten years                       264,780        257,547
                                                 --------       --------
                                                 $386,365       $376,940
                                                 ========       ========

      2.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES, C0NTINUED:

          At December 31, 1996, U.S. Government and agency obligations and mortgage-backed securities with an aggregate fair value of $27.7 million were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington Public Deposit Protection Commission regulations. Additionally, Sterling periodically utilizes mortgage-backed securities as collateral for other borrowing transactions (see Notes 9 and 10).


      3.  LOANS RECEIVABLE:

          The components of loans receivable are as follows (in thousands):

                                               December 31,   June 30,
                                               1996           1996
                                               ------------   ------------
            Real estate loans:
              Variable-rate:
                1-4 unit residential            $  154,158     $  175,380
              5 or more unit residential            64,812         59,088
              Commercial                            90,375         87,960
              Land and other                           180            183

            Fixed-rate:
              Conventional 1-4 unit
                residential                         44,359         41,937
              5 and 7 year balloon or reset
                1-4 unit residential                69,105         77,127
              1-4 unit residential, insured
                by FHA/VA                            7,135          8,082
              5 or more unit residential             4,916          5,217
              Commercial                            11,904         13,283
              Land and other                           181            191

            Construction:
              1-4 unit residential                 148,252        137,930
              5 or more unit residential            77,743         79,048
              Commercial                            37,875         40,003
                                                ----------     ----------
                                                   710,995        725,429
                                                ----------     ----------
            Other loans:
              Commercial loans                     162,157        133,339
              Commercial and personal lines
                of credit                           52,476         49,720
              Consumer loans                       104,212         93,892
              Loans secured by deposits              4,343          4,386
                                                ----------     ----------
                                                   323,188        281,337
                                                ----------     ----------

                                               December 31,   June 30,
                                               1996           1996
                                               ------------   ------------
            Total loans receivable               1,034,183      1,006,766
            Undisbursed portion of loans
              in process                           (91,791)      (112,325)
            Deferred direct origination
              costs, net of loan fees                  468            891
            Discount on loans acquired
              pursuant to purchase
              transactions                            (629)          (776)
            Allowance for losses                    (7,891)        (7,889)
                                                ----------     ----------
            Loans receivable                    $  934,340     $  886,667
                                                ==========     ==========
            Weighted average interest rate            8.66%          8.65%
                                                ==========     ==========

          Sterling grants residential, commercial real estate, consumer and commercial loans throughout the Pacific Northwest region. Loans originated outside this area are primarily for immediate sale into the secondary market. At December 31, 1996, 61.8% and 18.6% of real estate loans are collateralized by property in Washington and Oregon, respectively.


      4.  LOAN SERVICING:

          Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

                                               June 30,
                                December 31,   ---------------------------
                                1996           1996           1995
                                ------------   ------------   ------------
            Loan portfolios
              serviced for:
                FHLMC             $445,038       $488,731       $448,033
                FNMA                85,470         85,872        184,625
                Others              11,674         13,215         14,343
                                  --------       --------       --------
                                  $542,182       $587,818       $647,001
                                  ========       ========       ========

          Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1.8 million, $2.3 million and $3.2 million at December 31, 1996, June 30, 1996 and 1995, respectively.

          Following is an analysis of the changes in deferred fees for purchased and excess mortgage servicing rights (in thousands):

                                               Purchased      Excess
                                               Servicing      Servicing
                                               ------------   ------------

            Balance, June 30, 1994                $  158         $   80
              Additions                            3,440              0
              Amortization                          (451)           (30)
                                                  ------         ------
            Balance, June 30, 1995                 3,147             50
              Sale of servicing portfolio           (889)             0
              Amortization                          (616)           (50)
                                                  ------         ------
            Balance, June 30, 1996                 1,642              0
              Amortization                          (168)             0
                                                  ------         ------
            Balance, December 31, 1996            $1,474         $    0
                                                  ======         ======


      5.  REAL ESTATE OWNED:

          The components of real estate owned are as follows (in thousands):

                                               December 31,   June 30,
                                               1996           1996
                                               ------------   ------------
            Commercial real estate                $3,550         $3,575
            Construction                             413            310
            Residential                              447            690
            Former branch building                     0            607
            Other                                    352            146
                                                  ------         ------
                                                   4,762          5,328
            Allowance for losses                    (788)          (454)
                                                  ------         ------
                                                  $3,974         $4,874
                                                  ======         ======

      6.  ALLOWANCES FOR LOAN AND REAL ESTATE OWNED LOSSES:

          The following is an analysis of the changes in the allowances for loan and real estate owned losses (in thousands):

                                                          Real
                                                          Estate
                                                 Loan     Owned    Total
                                                 ------   ------   ------
            Balance, June 30, 1994               $5,740   $1,551   $7,291
              Loss allowances acquired              952       98    1,050
              Provision                           1,600       34    1,634
              Amounts written off                (1,020)    (969)  (1,989)
              Recoveries                             89        0       89
                                                 ------   ------   ------
            Balance, June 30, 1995                7,361      714    8,075
              Provision                           1,600       68    1,668
              Amounts written off                (1,164)    (407)  (1,571)
              Recoveries                             92       79      171
                                                 ------   ------   ------
            Balance, June 30, 1996                7,889      454    8,343
              Provision                           1,100       31    1,131
              Amounts written off                (1,175)     (61)  (1,236)
              Recoveries                             77      364      441
                                                 ------   ------   ------
            Balance, December 31, 1996           $7,891   $  788   $8,679
                                                 ======   ======   ======

          The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

                                               June 30,
                                December 31,   ---------------------------
                                1996           1996           1995
                                ------------   ------------   ------------
            Nonaccrual
              loans (A)            $2,329         $3,352         $3,395
            Restructured
              loans (B)               215            240            254
                                   ------         ------         ------
            Total nonperforming
              loans                $2,544         $3,592         $3,649
                                   ======         ======         ======

          (A) The accrual of interest and amortization of net deferred loan fees are discontinued on a loan when either principal or interest becomes 90 days past due, unless the loan meets specific criteria. Any accrued and uncollected interest is eliminated from income at that time. A loan also may be put on nonaccrual if, in management's judgment, the loan may be uncollectible. Interest on nonaccrual loans is recognized as collected.

          (B) Restructured loans occur when Sterling has agreed to compromise the contractual loan terms to provide a reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, because of a deterioration in the financial position of the borrower. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest.

          For loans on nonaccrual status at period end, additional gross interest income of $86,000, $151,000, $224,000 and $231,000 would have been recorded during the six months ended December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $8,000, $21,000, $62,000 and $58,000 was recorded during the six months ended December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995, respectively, in connection with such loans.

      7.  OFFICE PROPERTIES AND EQUIPMENT:

          The components of office properties and equipment are as follows (in thousands):


                                                December 31,   June 30,       Estimated
                                                1996           1996           Useful Life
                                                ------------   ------------   -----------
              Buildings and improvements        $     29,193   $     26,309   20-40 years
              Furniture, fixtures, equip-
                ment and computer software            16,917         16,260    3-10 years
              Automobiles                                 83             83     3-5 years
              Leasehold improvements                   2,560          2,528    5-20 years
                                                ------------   ------------
                                                      48,753         45,180
              Less accumulated depreciation
                and amortization                     (14,508)       (13,023)
                                                ------------   ------------
                                                      34,245         32,157
              Land                                     5,616          5,239
              Construction-in-process                      0          3,075
                                                ------------   ------------
                                                $     39,861   $     40,471
                                                ============   ============

      8.  DEPOSITS:

          The components of deposits are as follows (in thousands):

                                                December 31,   June 30,
                                                1996           1996
                                                ------------   ------------
              Commercial NOW accounts (non-
                interest bearing)               $     24,180   $     20,468
              NOW accounts, 1.50%                     72,686         69,125
              Passbook accounts, 2.55%                72,243         74,413
              Money market demand accounts,
                1.50% to 4.12%                       148,696        152,874
                                                ------------   ------------
                                                     317,805        316,880
                                                ------------   ------------
              Certificate accounts:
                Up to 3.99%                            4,972          6,596
                4.00 to 4.99%                         39,186         39,656
                5.00 to 5.99%                        429,505        352,891
                6.00 to 6.99%                         79,501        143,063
                7.00 to 7.99%                         19,664         25,993
                8.00 to 8.99%                          9,945         11,517
                9.00 to 9.99%                          1,172          1,241
                10.00% and over                          528            557
                                                ------------   ------------
                                                     584,473        581,514
                                                ------------   ------------
                                                $    902,278   $    898,394
                                                ============   ============

          The weighted average interest rate paid on deposit accounts was 4.66% and 4.77% at December 31, 1996 and June 30, 1996,
          respectively. At December 31, 1996, the scheduled maturities of certificate accounts were as follows (in thousands):

              Year Ending       Weighted Average
              December 31,      Interest Rate          Amount
              ------------      ----------------       --------

                  1997               5.42%             $425,190
                  1998               5.72                98,492
                  1999               6.47                14,073
                  2000               6.47                 7,109
                  2001               6.62                 8,745
               Thereafter            6.67                30,864
                                                       --------
                                     5.59%             $584,473
                                                       ========

          At December 31, 1996, the remaining maturities of certificate accounts with a minimum balance of $100,000 were as follows (in thousands):

            Less than three months                     $ 66,917
            Three to six months                          41,551
            Six to twelve months                         32,742
            Over twelve months                           24,406
                                                       --------
                                                       $165,616
                                                       ========

          The components of interest expense associated with deposits are as follows (in thousands):

                                                Six Months Ended      Fiscal Years Ended
                                                December 31,          June 30,
                                                -------------------   -------------------
                                                1996       1995       1996       1995
                                                --------   --------   --------   --------
              NOW accounts                      $    499   $    499   $  1,029   $  1,189
              Passbook accounts                      954      1,213      2,237      3,148
              Money market demand accounts         3,289      2,020      4,996      2,678
              Certificate accounts                16,329     18,934     35,996     32,800
                                                --------   --------   --------   --------
                                                $ 21,071   $ 22,666   $ 44,258   $ 39,815
                                                ========   ========   ========   ========


       9.  FEDERAL HOME LOAN BANK ADVANCES AND LINES OF CREDIT:

          The advances from FHLB Seattle at December 31, 1996 are repayable as follows (in thousands):

              Year Ending       Weighted Average
              December 31,      Interest Rate          Amount
              ------------      ----------------       --------

                  1997               5.84%             $ 90,000
                  1998               6.45               108,485
                  1999               7.61                30,000
                  2000               7.32                18,321
                  2001               0                        0
               Thereafter            8.11                12,820
                                                       --------
                                     6.52%             $259,626
                                                       ========

          Advances from FHLB are collateralized by qualifying loans with a carrying value of approximately $312.8 million at December 31, 1996. Sterling Savings' credit line with FHLB Seattle is limited to 35% of total assets. At December 31, 1996, Sterling Savings had the ability to borrow an additional $276.8 million from FHLB Seattle.

          Sterling has $15.0 million outstanding under its line-of-credit agreement with a bank that bears interest at a variable rate (7.0% at December 31, 1996). Interest is payable quarterly, commencing in December 1996. Principal is repayable in five annual payments of $3.0 million each, commencing September 1998. Additionally, Sterling has a $5.0 million term line-of-credit agreement with a bank. The term line of credit matures in October 1997. These borrowings are collateralized by all shares of Sterling Savings 10.75% preferred stock and common stock.

          Sterling Savings has an unsecured $10.0 million line-of-credit agreement with a bank that bears interest at the Federal Funds rate plus an incremental negotiated rate and matures in October 1997. Any outstanding borrowings bear interest at prime rate plus 0.5%. At December 31, 1996, no amounts were outstanding under this line-of-credit agreement.


     10.  SECURITIES SOLD SUBJECT TO REPURCHASE AGREEMENTS:

          Sterling enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. These agreements had a weighted-average interest rate of 5.62% at December 31, 1996. Substantially all of Sterling's reverse repurchase agreements are transacted with Donaldson, Lufkin and Jenerette (DLJ), Morgan Stanley (MS) and Merrill Lynch (ML). The mortgage-backed securities underlying these agreements were held by DLJ, MS and ML. The risk of default under such agreements is limited by the financial strength of these broker-dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 1996, under the repurchase agreements, Sterling has pledged as collateral investments and mortgage-backed securities with aggregate amortized costs and market/carrying values of $250.0 million and $243.9 million, respectively. The average balances of securities sold subject to repurchase agreements were $213.6 million, $164.6 million, $156.6 million and $115.3 million during the six months ended December 31, 1996 and 1995 and the fiscal years ended
          June 30, 1996 and 1995, respectively. The maximum amount outstanding at any month end during the six months ended
          December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995 was $232.9 million, $184.5 million, $195.8 million and $148.1 million, respectively. The reverse repurchase agreements mature at various dates through September 1997.


     11.  SUBORDINATED DEBT:

          Sterling's 8.75% subordinated notes are due on January 31, 2000. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that can be incurred and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At December 31, 1996, Sterling could incur approximately $39.2 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $42.0 million in additional dividends. Interest on these notes is due the first day of each month. Sterling may, at its option, redeem the notes, in whole or in part, at par plus accrued interest.

     12.  INCOME TAXES:

          Sterling files a consolidated federal income tax return with all of its subsidiaries. The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

                                             December 31, 1996      June 30, 1996
                                             --------------------   -------------------
                                             Assets   Liabilities   Assets   Liabilities
                                             ------   -----------   ------   -----------

              Allowance for loan losses      $2,688                 $2,651
              Office properties and
                 equipment                              $  791                 $  651
              Equity in losses of
                partnerships                               459                    461
              FHLB dividends                             3,238                  2,894
              Purchase accounting discount
                or premium                    1,008        540         843        655
              Deferred loan fees                         3,030                  3,315
              Unrealized losses on
                available-for-sale
                securities                    3,239                  5,542
              Acquired mortgage servicing
                 rights                                    662                    710
              Net operating loss carry-
                forward                         186                    228
              Other                             357                    472
                                             ------     ------      ------     ------
              Total deferred income taxes    $7,478     $8,720      $9,736     $8,686
                                             ======     ======      ======     ======

          A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized through the reversal of taxable temporary differences.

          A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income (loss) before income taxes follows (dollars in thousands):

                                                    Six Months Ended December 31,         Fiscal Years Ended June 30,
                                                    -----------------------------------   -----------------------------------
                                                    1996               1995               1996               1995
                                                    ----------------   ----------------   ----------------   ----------------
                                                    Amount   %         Amount   %         Amount   %         Amount   %
                                                    ------   -------   ------   -------   ------   -------   ------   -------
              Income tax provision (benefit)
                at federal statutory rate           $ (347)  (35.0)%   $1,768    35.0%    $3,800    35.0%    $4,867    35.0%
              Tax effect of:
                State taxes, net of federal
                  benefit                                                                    179     1.7
                Amortization of goodwill               138    13.9        185     3.7        343     3.1        400     2.9
                Tax-exempt interest                    (69)   (7.0)       (70)   (1.4)      (141)   (1.3)      (140)   (1.0)
                Rehabilitation credit                                                                          (455)   (3.3)
                Change in tax estimates
                  of prior periods                     340    34.3
                Other, net                              50     5.1        (38)   (0.8)      (117)   (1.1)       (53)   (0.4)
                                                    ------   -----     ------   -----     ------   -----     ------   -----
                                                    $  112    11.3%    $1,845    36.5%    $4,064    37.4%    $4,619    33.2%
                                                    ======   =====     ======   =====     ======   =====     ======   =====

          At December 31, 1996, Sterling had acquired net operating loss carryforwards of approximately $549,000 which expire beginning in 2002. Sterling's utilization of tax net operating loss carryforwards is currently limited to approximately $123,000 annually.

          On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law, which included the repeal of the special thrift bad debt provisions. Although the percentage of taxable income method bad debt deduction will no longer be available to Sterling, the tax requirement to invest in certain qualifying types of investments and loans has been eliminated, thus providing greater flexibility to Sterling in structuring its balance sheet to maximize returns. These tax-related changes had no significant impact on Sterling's financial position or results of operations for the six months ended December 31, 1996.


     13.  STOCK OPTIONS AND WARRANTS:

          Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant. The options vest over 1 to 4 years and are exercisable from 4 to 10 years from the date of grant. Sterling is authorized to grant 600,000 options under the plans. At December 31, 1996, 85,000 options are available to be granted.

          As permitted by SFAS No. 123, Sterling has chosen not to record compensation expense using the measurement provisons of SFAS No. 123 in the statement of operations. Had compensation cost for Sterling's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, Sterling's reported net income (loss) and income
          (loss) per common share would have been changed to the pro forma amounts indicated below:

                                    Six Months Ended            Fiscal Year Ended
                                    December 31, 1996           June 30, 1996
                                    -------------------------   -------------------------
                                    As            Pro           As            Pro
                                    Reported      Forma         Reported      Forma
                                    -----------   -----------   -----------   -----------
              Net income (loss)     $(1,103,000)  $(1,449,000)  $ 6,792,000   $ 6,178,000
                                    ===========   ===========   ===========   ===========
              Income (loss) per
                common equivalent
                share               $     (0.37)  $     (0.43)  $      0.91   $      0.79
                                    ===========   ===========   ===========   ===========
              Income (loss) per
                common share
                assuming full
                dilution            $     (0.37)  $     (0.43)  $      0.90   $      0.78



          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods above: dividend yield of 0% in each period, as there has been no regular dividend payment history, expected stock price volatility of 78% each period, risk-free interest rates of 5.93% to 6.97%; and expected lives of 7.4 years and 7.6 years, respectively.

          Stock option transactions are summarized as follows:

                                                                      Exercise
                                         Number of  Weighted Average  Price          Expiration
                                         Shares     Exercise Price    Per Share      Date
                                         ---------  ----------------  -------------  ----------
              Balance, June 30, 1994     150,344         $ 8.05       $3.65-$11.85   1994-2003
                Options granted           56,000          10.48       $10.13-$10.53  1998-2004
                Options exercised         (4,880)          5.30       $4.05-$10.33   1995-1997
                Options expired             (500)          6.01       $6.01          1994
                                         -------

              Balance, June 30, 1995     200,964           8.73       $3.65-$11.85   1995-2004
                Options granted          222,750          13.26       $11.93-$14.13  1999-2006
                Options exercised        (28,172)          6.51       $3.65-$10.33   1995-2002
                Options canceled            (500)         11.93       $11.93         1999
                                         -------
              Balance, June 30, 1996     395,042          11.44       $3.65-$14.13   1996-2006
                Options granted           48,000          14.00       $14.00         2001-2006
                Options exercised        (19,620)          8.23       $6.93-$11.85   1996-2004
                Options canceled          (1,000)         14.13       $14.13         2001
                                         -------         ------
              Balance, December 31,
                1996                     422,422         $11.87       $3.65-$14.13   1997-2006
                                         =======         ======
              Exercisable, December 31,
              1996                       234,422         $10.17
                                         =======         ======


          The weighted-average fair value of options granted during the six months ended December 31, 1996 and the fiscal year ended June 30, 1996 was $10.74 and $10.15 per share, respectively.

          The following table summarizes information about the Plan's outstanding and exercisable stock options at December 31, 1996:

                               Options Outstanding                                 Options Exercisable
                               -------------------------------------------------   ------------------------------
                                             Weighted Average
              Range of         Number        Remaining          Weighted Average   Number        Weighted Average
              Exercise Price   Outstanding   Contractual Life   Exercise Price     Exercisable   Exercise Price
              --------------   -----------   ----------------   ----------------   -----------   ----------------

              $3.65                2,000        3.5 years            $ 3.65            2,000          $ 3.65
              $6.00-$6.99          5,250        4.3 years              6.26            5,250            6.26
              $7.00-$8.00         34,672        5.1 years              7.35           34,672            7.35
              $9.00-$11.84       105,250        4.5 years              9.91          102,250            9.90
              $11.85-$14.13      275,250        5.2 years             13.36           90,250           11.93
                                 -------                                             -------
                                 422,422                                             234,422
                                 =======                                             =======

          In connection with the acquisition of servicing rights in 1994, Sterling issued warrants to purchase 99,985 shares of Sterling's Common Stock at $11.82 per share. All such warrants were exercised in July 1996, thereby increasing Sterling's shareholders' equity by approximately $1.2 million.

     14.  PREFERRED STOCK:

          Sterling's $1.8125 Series A Cumulative Preferred Stock has a liquidation value of $25.00 per share plus any accumulated and unpaid dividends and is convertible at the rate of 1.9516 shares of Common Stock for each Preferred Share, subject to adjustment under certain conditions. Annual dividends of $1.8125 per share of Preferred Stock are cumulative and payable quarterly in arrears and must be paid before any distributions to holders of Common Stock. Holders of Preferred Stock are entitled to limited voting rights under certain circumstances. The Preferred Stock is also redeemable, in whole or in part, at the option of Sterling at any time on or after April 30, 1997 at a price of $26.00 per share which gradually declines each year to approximately $25.00 per share on or after April 30, 2001. Sterling currently has approximately 2,030,000 shares of Common Stock reserved for the purpose of effecting conversion of the Preferred Stock.


     15.  REGULATORY MATTERS:

          In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), Sterling Savings is required to maintain minimum levels of regulatory capital, including tangible, core and risk-based capital. At December 31, 1996, Sterling Savings was in compliance with all regulatory capital requirements. Also, the OTS is empowered to take "prompt, corrective action" to resolve problems of insured depository institutions. The extent of these powers depends on whether an institution is classified as "well capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized," or "critically undercapitalized." At December 31, 1996, Sterling Savings was considered "well capitalized."

          The following table sets forth the amounts and ratios regarding actual and minimum tangible, core and risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.

                                               Minimum
                                               Capital             Well Capitalized
                                               Requirements        Requirements        Actual
                                               -----------------   -----------------   -----------------
                                               Amount     Ratio    Amount     Ratio    Amount     Ratio
                                               --------   ------   --------   ------   --------   ------
            As of December 31, 1996:
              Total Capital
                (to Risk-Weighted Assets)      $ 74,870   8.00%    $ 93,351  10.00%    $109,034   11.80%
              Core (Tier I) Capital
                (to Risk-Weighted Assets)           N/A              55,442    6.00     101,589   10.99
              Core (Tier I) Capital
                (to Adjusted Assets)             45,868    3.00      76,446    5.00     101,589    6.64
              Tangible Capital
                (to Tangible Assets)             22,934    1.50         N/A             101,589    6.64

            As of June 30, 1996:
              Total Capital
                (to Risk- Weighted Assets)     $ 70,167   8.00%    $ 86,703  10.00%    $ 98,014  11.30%
              Core (Tier I) Capital
                (to Risk-Weighted Assets)           N/A              52,021    6.00      91,062   10.50
              Core (Tier I) Capital
                (to Adjusted Assets)             44,225    3.00      73,708    5.00      91,062    6.18
              Tangible Capital
                (to Tangible Assets)             22,106    1.50         N/A              90,622    6.15

          On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation required SAIF-insured savings institutions, like Sterling Savings, to pay a one-time special assessment of $0.657 for every $100 of deposits as of March 31, 1995. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the six months ended December 31, 1996. The special assessment is designed to capitalize the SAIF up to the prescribed 1.25% of SAIF-insured deposits.

          Deposits insured by SAIF are currently assessed at the rate of zero to $0.27 per $100 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of insured deposits.

          Effective January 1, 1997, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds ("FICO Bonds") were issued to capitalize the Federal Savings and Loan Insurance corporation. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, depository institutions will pay approximately $0.064 cents per $100 of SAIF-assessable deposits and approximately $0.013 per $100 of BIF-assessable deposits.

          Sterling Savings may be required to convert its charter to either a national bank charter, a state depository institution charter or a newly designed charter. Sterling may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve") rather than by the OTS. Regulation by the Federal Reserve could subject Sterling to capital requirements that are not currently applicable to Sterling as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings is unable to predict whether a charter change will be required and, if so, whether the charter change would significantly impact Sterling Savings' operations.

     16.  COMMITMENTS AND CONTINGENT LIABILITIES:

          At December 31, 1996, Sterling had loan commitments to borrowers and brokers totaling $64.1 million, including $800,000 for fixed-rate loans and $63.3 million for variable-rate loans. At December 31, 1996, commitments to secondary market institutions to sell fixed-rate loans totaled $9.8 million. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments are for loans that have credit risk similar to Sterling's existing portfolio.

          At December 31, 1996, Sterling had made available various secured and unsecured commercial and personal lines of credit totaling approximately $93.2 million, of which the undisbursed portion is approximately $40.7 million. These lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling's existing portfolio. Sterling historically has not realized credit losses due to these off-balance sheet credits. Based on this fact and Sterling's analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off-balance sheet credits at December 31, 1996 and June 30, 1996.

          During the fiscal year ended June 30, 1995, Sterling converted approximately $94.7 million of its adjustable-rate residential loans into FHLMC participation certificates. At December 31, 1996, Sterling is contingently liable for up to $947,000 related to this transaction.

          Rent expense for office properties under operating leases was $500,000, $431,000, $1.1 million and $1.3 million for the six months ended December 31, 1996 and 1995 and for the fiscal years ended June 30, 1996 and 1995, respectively.

          Future minimum rental commitments as of December 31, 1996, under noncancellable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

                       Year Ending
                       December 31,
                       -----------

                          1997                     $  938
                          1998                        832
                          1999                        698
                          2000                        664
                          2001                        616
                       Thereafter                   4,075
                                                   ------
                                                   $7,823
                                                   ======


     17.  EMPLOYEE SAVINGS PLAN:

          Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 8% of their salary, and Sterling will make a matching contribution equal to 25% of the employee's contribution. All matching contributions are made exclusively in the form of Sterling Common Stock. Each employee may make a supplemental contribution of an additional 2% of their salary. All contributions vest immediately. Employees have the option of investing their contributions among four selected mutual funds, Sterling Savings' certificates of deposit and Sterling Common Stock. During the six months ended December 31, 1996 and 1995 and for the fiscal years ended June 30, 1996 and 1995, Sterling contributed $129,500, $48,000, $156,000 and $147,000, respectively, to the employee savings plan.

     18.  OPERATING EXPENSES:

          The components of total operating expenses are as follows (in thousands):

                                                 Six Months Ended    Fiscal Years Ended
                                                 December 31,        June 30,
                                                -----------------   ------------------
                                                 1996      1995      1996      1995
                                                 -------   -------   -------   -------
           Employee compensation and benefits    $ 6,935   $ 6,107   $12,124   $11,773
           Occupancy and equipment                 2,879     2,566     5,269     5,043
           Depreciation                            1,515     1,321     2,805     2,200
           Amortization of intangibles             1,590     1,669     3,332     3,487
           Advertising                               606       472     1,321     1,894
           Data processing                         1,344       899     1,743     2,056
           Insurance                               1,263     1,139     2,306     2,063
           SAIF one-time assessment (see
             Note 15)                              5,800         0         0         0
           Legal and accounting                    1,220       507     1,165     1,118
           Travel and entertainment                  629       452       924       992
           Other                                     961       383       695       646
                                                 -------   -------   -------   -------
                                                 $24,742   $15,515   $31,684   $31,272
                                                 =======   =======   =======   =======


     19.  MORTGAGE BANKING OPERATIONS:

          Sterling operates 10 residential loan production offices primarily in the Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho metropolitan areas through its subsidiary Action Mortgage. Mortgage banking operations include revenues from servicing released and servicing retained sales of originated residential loans, bulk sales of loan servicing rights and other fees.

          The following table summarizes information related to Sterling's mortgage banking operations (in thousands):


                                                    Six Months Ended    Fiscal Years Ended
                                                    December 31,        June 30,
                                                    -----------------   ------------------
                                                    1996      1995      1996      1995
                                                    -------   -------   -------   -------
              Revenues:
                Gains on sales of originated
                  residential loans                 $ 1,458   $ 1,506   $ 3,054   $   807
                Gains on bulk sales of servicing          0         0         0     5,609
                Other fees                              228       255         0         0
                                                    -------   -------   -------   -------
              Total revenues                          1,686     1,761     3,054     6,416
              Identifiable expenses                     801     1,167     2,580     2,937
                                                    -------   -------   -------   -------
              Income before income taxes            $   885   $   594   $   474   $ 3,479
                                                    =======   =======   =======   =======
              Identifiable assets                   $ 3,643   $ 2,404   $ 3,220   $ 2,261
                                                    =======   =======   =======   =======
              Depreciation and amortization
                expense                             $   108   $   186   $   327   $   385
                                                    =======   =======   =======   =======
              Capital expenditures for office
                properties and equipment            $    15   $    57   $    93   $   344
                                                    =======   =======   =======   =======


     20.  INTEREST RATE RISK:

          The results of operations for Sterling may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's net interest income and its net portfolio value ("NPV") (the net present value of assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates. Additionally, the extent to which borrowers repay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans, whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution's portfolio, as well as its net interest income. Sterling maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.

          Sterling uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of net interest income and NPV, given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. Another monitoring tool used by Sterling to assess interest rate risk is "gap analysis." The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive" and by monitoring Sterling's interest sensitivity "gap." Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk although there can be no assurance regarding the management of interest rate risk in future periods.

     21.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                  Quarter Ended        Quarter Ended
                                                  September 30, 1996   December 31, 1996
                                                  ------------------   -----------------
                                                          (Dollars in thousands,
                                                         except per share amounts)
              Interest income                          $  27,856            $  29,758
              Interest expense                           (18,340)             (19,071)
              Provision for loan losses                     (550)                (550)
                                                       ---------            ---------
              Net interest income after
                provision for loan losses                  8,966               10,137
              Other income                                 1,821                2,827
              Operating expenses (see Note 15)           (15,972)              (8,770)
                                                       ---------            ---------
              Income (loss) before income taxes           (5,185)               4,194
              Income tax (provision) benefit               1,887               (1,999)
                                                       ---------            ---------
              Net income (loss)                           (3,298)               2,195
              Less preferred stock dividends
                declared                                    (471)                (471)
                                                       ---------            ---------
              Net income (loss) available to
                common shares                          $  (3,769)           $   1,724
                                                       =========            =========
              Income (loss) per common and
                common equivalent share                $   (0.68)           $    0.31
                                                       =========            =========
              Weighted average common shares
                outstanding                            5,518,724            5,537,509
                                                       =========            =========
              Income (loss) per common share
                assuming full dilution                 $   (0.68)           $    0.29
                                                       =========            =========
              Weighted average common shares
                outstanding assuming full
                dilution                               7,613,869            7,634,600
                                                       =========            =========

                                           Fiscal Year Ended June 30, 1996
                                           ---------------------------------------------
                                           First       Second      Third       Fourth
                                           Quarter     Quarter     Quarter     Quarter
                                           ---------   ---------   ---------   ---------
                                                       (Dollars in thousands,
                                                      except per share amounts)
              Interest income              $  28,614   $  28,904   $  27,980   $  27,583
              Interest expense               (20,314)    (20,172)    (18,783)    (18,342)
              Provision for loan losses         (400)       (400)       (400)       (400)
                                           ---------   ---------   ---------   ---------
              Net interest income after
                provision for loan
                losses                         7,900       8,332       8,797       8,841
              Net gain on sales of
                securities                         0         451           0           7
              Other income                     1,823       2,060       2,274       2,055
              Operating expenses              (7,619)     (7,896)     (8,124)     (8,045)
                                           ---------   ---------   ---------   ---------
              Income before income taxes       2,104       2,947       2,947       2,858
              Income tax provision              (768)     (1,077)     (1,076)     (1,143)
                                           ---------   ---------   ---------   ---------
              Net income                       1,336       1,870       1,871       1,715
              Less preferred stock
                dividends declared              (471)       (471)       (471)       (472)
                                           ---------   ---------   ---------   ---------
              Net income available to
                common shares              $     865   $   1,399   $   1,400   $   1,243
                                           =========   =========   =========   =========
              Income per common and
                common equivalent share    $    0.16   $    0.26   $    0.26   $    0.23
                                           =========   =========   =========   =========
              Weighted average common
                shares outstanding         5,406,037   5,410,229   5,422,854   5,425,903
                                           =========   =========   =========   =========
              Income per common share
                assuming full dilution     $    0.16   $    0.25   $    0.25   $    0.23
                                           =========   =========   =========   =========
              Weighted average common
                shares outstanding
                assuming full dilution     7,517,520   7,528,978   7,525,160   7,562,023
                                           =========   =========   =========   =========

     22.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

          Fair value estimates are determined as of a specific date in time utilizing quoted market prices, where available, or various assumptions and estimates. As the assumptions underlying these estimates change, the fair value of the financial instruments will change. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Additionally, Sterling has not disclosed highly subjective values of core deposit intangibles or other non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent and should not be construed to represent the full underlying value of Sterling. The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

            Cash and Cash Equivalents
            -------------------------
            The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of these instruments.

            Investments and Mortgage-Backed Securities
            ------------------------------------------
            The fair value of investments and mortgage-backed securities is based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

            Loans Held-for-Sale
            -------------------
            The fair values are based on the estimated value at which the loans could be sold in the secondary market considering the fair value of options and commitments to sell or issue mortgage loans.

            Loans Receivable
            ----------------
            The fair values of performing residential mortgage loans and home equity loans are estimated using current market comparable information for securitizable mortgages, adjusting for credit and other relevant characteristics. The fair value of performing commercial real estate construction and permanent financing, consumer and business banking loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions.

            Loans Receivable, Continued
            ---------------------------
            The fair value of nonperforming loans is estimated by discounting management's current estimate of future cash flows using a rate estimated to be commensurate with the risks involved.

            Deposits
            --------
            The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, passbook savings, and money market deposit accounts, are equal to the amounts payable on demand at the reporting date (i.e., their carrying amount on the balance sheet). The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

            Borrowings
            ----------
            The carrying amounts of short-term borrowings under repurchase agreements, FHLB Seattle and Federal Funds overnight advances, and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of long-term debt is estimated using discounted cash flow analyses based on Sterling's current incremental borrowing rates for similar types of borrowing arrangements.

                                                December 31, 1996     June 30, 1996
                                                -------------------   -------------------
                                                Carrying   Fair       Carrying   Fair
                                                Amount     Value      Amount     Value
                                                --------   --------   --------   --------
                                                          (Dollars in thousands)
                  Financial assets:
                    Cash and cash equivalents   $ 35,905   $ 35,905   $ 28,928   $ 28,928
                    Investments and mortgage-
                      backed securities:
                        Available-for-sale       469,790    469,790    460,061    460,061
                        Held-to-maturity          11,871     11,843     11,879     11,650
                    Loans held-for-sale            6,116      6,116      7,456      7,456
                    Loans receivable, net        934,340    937,392    886,667    887,017
                    Accrued interest
                    receivable                    10,690     10,690      9,080      9,080

                                                December 31, 1996     June 30, 1996
                                                -------------------   -------------------
                                                Carrying   Fair       Carrying   Fair
                                                Amount     Value      Amount     Value
                                                --------   --------   --------   --------
                                                          (Dollars in thousands)
                  Financial liabilities:
                    Non-maturity deposits        317,805    317,805    316,880    316,880
                    Deposits with stated
                      maturities                 584,473    587,966    581,514    584,268
                    Borrowings                   521,663    527,734    472,435    478,535
                    Accrued interest payable       5,095      5,095      3,578      3,578

          The fair value estimates above do not include the value of residential mortgage loan servicing rights on Sterling's residential loan servicing portfolio which totaled approximately $542.2 million and $588.0 million at December 31, 1996 and June 30, 1996, respectively. The gross fair value of these rights is estimated to be $5.4 million and $5.3 million at December 31, 1996 and June 30, 1996, respectively.


     23.  RELATED-PARTY TRANSACTIONS:

          One of Sterling's directors is a principal in the law firm that provides legal services to Sterling. During the six months ended December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995, Sterling incurred approximately $389,000, $207,000, $552,000 and $646,000, respectively, for legal services provided by this firm.


     24.  PARENT COMPANY ONLY FINANCIAL INFORMATION:

          Sterling Financial Corporation became the holding company for Sterling Savings on November 1, 1992. The following Sterling Financial Corporation (parent company only) financial information should be read in conjunction with the other notes to consolidated financial statements. The accounting policies for the parent company only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company only financial statements account for the parent company's investments in its subsidiaries under the equity method.

                                               December 31,   June 30,
            Balance Sheets                     1996           1996
                                               ------------   ------------
                                                  (Dollars in thousands)
            ASSETS

              Cash and cash equivalents          $ 12,954       $  5,029
              Investments in subsidiaries:
                Sterling Savings                  107,250         92,818
                INTERVEST-Mortgage Investment
                  Company                               0          3,448
                Tri-Cities Mortgage Company           804            731
              Income taxes receivable from
                subsidiaries                            0          1,021
              Other assets                            611            640
                                                 --------       --------
                Total assets                     $121,619       $103,687
                                                 ========       ========
            LIABILITIES AND SHAREHOLDERS'
              EQUITY

                Accrued expenses payable         $     88       $      0
                Notes payable                      15,000              0
                Subordinated notes payable         17,240         17,240
                Federal income taxes payable           71            702
                Shareholders' equity               89,220         85,745
                                                 --------       --------
                    Total liabilities and
                      shareholders' equity       $121,619       $103,687
                                                 ========       ========

                                                    Six Months Ended    Fiscal Years Ended
                                                    -----------------   ------------------
                                                    December 31,        June 30,
                                                    1996      1995      1996      1995
                                                    -------   -------   --------  -------
                                                             (Dollars in thousands)
              Statements of Operations
                 Interest income                                                  $   220
                 Interest expense                   $(1,217)  $  (847)  $(1,680)   (1,674)
                                                    -------   -------   -------   -------
                 Net interest expense                (1,217)     (847)   (1,680)   (1,454)

              Other income - equity in net
                 earnings (loss) of subsidiaries       (221)    4,091     8,639    10,671
              Miscellaneous income, net                 219        38        99       201
              Operating expenses                       (198)     (166)     (324)     (331)
                                                    -------   -------   -------   -------
              Income (loss) before income taxes      (1,417)    3,116     6,734     9,087
              Deferred income tax benefit               314        90        58       201
                                                    -------   -------   -------   -------
              Net income (loss)                     $(1,103)  $ 3,206   $ 6,792   $ 9,288
                                                    =======   =======   =======   =======
                                                    Six Months Ended    Fiscal Years Ended
                                                    -----------------   ------------------
                                                    December 31,        June 30,
                                                    1996      1995      1996      1995
                                                    -------   -------   --------  -------
                                                             (Dollars in thousands)
              Statements of Cash Flows
                 Cash flows from operating
                   activities:
                      Net income (loss)             $(1,103)  $ 3,206   $ 6,792   $ 9,288
                      Adjustments to reconcile net
                        income (loss) to net cash
                        used in operating
                        activities                      727    (3,259)   (7,271)  (10,546)
                                                    -------   -------   -------   -------
                          Net cash used in
                            operating activities       (376)      (53)     (479)   (1,258)
                                                    -------   -------   -------   -------
                 Cash flows from investing
                   activities:
                      Investment in subsidiaries,
                        net                          (9,494)      (82)     (392)   (3,207)
                      Dividends from subsidiary       2,487     2,317     4,633     6,078
                      Investment in partnership           0         0         0     1,403
                                                    -------   -------   -------   -------
                          Net cash provided by
                            (used in) investing
                            activities               (7,007)    2,235     4,241     4,274
                                                    -------   -------   -------   -------

                                                    Six Months Ended    Fiscal Years Ended
                                                    -----------------   ------------------
                                                    December 31,        June 30,
                                                    1996      1995      1996      1995
                                                    -------   -------   --------  -------
                                                             (Dollars in thousands)
                 Cash flows from financing
                   activities:
                      Repayment of subordinated
                        debt                              0         0         0       (10)
                      Proceeds from exercise of
                        stock options and
                        warrants, net of
                        repurchases                   1,250        58       163        20
                      Proceeds from notes payable    15,000         0         0         0
                      Cash dividends on preferred
                        stock                          (942)     (942)   (1,885)   (1,885)
                                                    -------   -------   -------   -------
                          Net cash provided by
                            (used in) financing
                             activities              15,308      (884)   (1,722)   (1,875)
                                                    -------   -------   -------   -------
                 Net increase in cash and cash
                   equivalents                        7,925     1,298     2,040     1,141
                 Cash and cash equivalents,
                   beginning of period                5,029     2,989     2,989     1,848
                                                    -------   -------   -------   -------
                 Cash and cash equivalents, end
                   of period                        $12,954   $ 4,287   $ 5,029   $ 2,989
                                                    =======   =======   =======   =======

          Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary savings association unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary savings association's capital and surplus.

          Effective September 1, 1996, Sterling Financial Corporation transferred its ownership in INTERVEST to Sterling Savings at carrying value which approximated its market value.

          During the six months ended December 31, 1996, Sterling purchased $13.0 million of Sterling Savings common and preferred stock.

          Current income taxes are allocated to Sterling and its subsidiaries as if they were separate taxpayers.

          The payment of dividends to Sterling Financial Corporation by its subsidiary savings association is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 1996, the subsidiary savings association could have declared approximately $11.5 million of aggregate dividends, in addition to amounts previously paid. Sterling Financial Corporation's non-regulated subsidiaries are not subject to the dividend payment limitations applicable to savings associations.