Form 10-Q
period 1997-03-31
STERLING FINANCIAL CORP /WA/
filed 1997-05-09
CIK 891106

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     __________________


Commission file number  0-20800


                         STERLING FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Washington                                      91-1572822
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        111 North Wall Street
        Spokane, Washington                                       99201
(Address of principal executive offices)                       (Zip Code)

                                 (509) 458-2711
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Class                              Outstanding as of March 31, 1997
         -----                              --------------------------------

Common Stock ($1.00 par value)                           5,543,007

                         STERLING FINANCIAL CORPORATION

                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997
                                    --------

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - Financial Information                                                          1
         Item 1 - Financial Statements (Unaudited)                                      1
                  Consolidated Balance Sheets - March 31, 1997 and December 31, 1996    1
                  Consolidated Statements of Income -
                           Three Months Ended March 31, 1997 and 1996                   2
                  Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1997 and 1996                   3
                  Consolidated Statement of Changes in Shareholders' Equity -
                           Three Months Ended March 31, 1997                            5
                  Notes to Consolidated Financial Statements                            6
         Item 2 - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                    7

PART II - Other Information                                                            16
         Item 1 - Legal Proceedings                                                    16
         Item 6 - Exhibits and Reports on Form 8-K                                     16

                         PART I - Financial Information

Item 1 - Financial Statements

                         STERLING FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)
                                    --------


                                                                                      March 31, December 31,
                                                                                  -----------------------------
                                                                                      1997              1996
                                                                                  -----------       -----------
                                                                                      (Dollars in thousands)
ASSETS
Cash and cash equivalents:
      Interest bearing                                                            $       216       $     6,253
      Non-interest bearing and vault                                                   24,742            26,422
      Restricted 4,578                                                                  3,230
Loans receivable (net of allowance for losses of
      $7,999 and $7,891)                                                              966,948           934,340
Loans held-for-sale                                                                     7,520             6,116
Investments and mortgage-backed securities:
      Available-for-sale                                                              460,020           469,790
      Held-to-maturity                                                                 11,866            11,871
Accrued interest receivable (including $987 and $1,394 on investments)                 10,087            10,690
Office properties and equipment, net                                                   39,261            39,861
Real estate owned                                                                       4,011             3,974
Core deposit premium, net                                                               7,811             8,303
Other intangibles, net                                                                  1,635             1,725
Purchased mortgage servicing rights, net                                                1,390             1,474
Prepaid expenses and other assets                                                      17,131            12,295
                                                                                  -----------       -----------
      Total assets                                                                $ 1,557,216       $ 1,536,344
                                                                                  ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                          $   935,590       $   902,278
Advances from FHLB Seattle                                                            279,736           259,626
Securities sold subject to repurchase agreements                                      183,829           229,797
Federal funds purchased                                                                12,055                 0
Notes payable                                                                          15,000            15,000
Subordinated notes payable                                                             17,240            17,240
Cashiers checks issued and payable                                                      6,662             5,723
Borrowers' reserves for taxes and insurance                                             2,212             1,126
Accrued interest payable                                                                5,015             5,095
Accrued expenses and other liabilities                                                 13,042            11,239
                                                                                  -----------       -----------
      Total liabilities                                                             1,470,381         1,447,124
                                                                                  -----------       -----------
Capital stock:
      Preferred Stock, $1 par value; 10,000,000 shares authorized; 1,040,000 shares issued and outstanding ($26,000 liquidation
            preference value)                                                           1,040             1,040
      Common stock, $1 par value; 20,000,000  shares authorized;
            5,543,007  and 5,539,178  shares issued and outstanding                     5,543             5,539
Additional paid-in capital                                                             70,474            70,462
Unrealized loss on investments and mortgage-backed securities available-for-sale, (net of deferred income tax benefits of
            $5,505 and $3,239)                                                        (10,224)           (6,020)
Retained earnings                                                                      20,002            18,199
                                                                                  -----------       -----------
      Total shareholders' equity                                                       86,835            89,220
                                                                                  -----------       -----------
      Total liabilities and shareholders' equity                                  $ 1,557,216       $ 1,536,344
                                                                                  ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)
                                    --------

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       -----------------------------
                                                                           1997              1996
                                                                       -----------       -----------
                                                                            (Dollars in thousands,
                                                                            except per share data)
Interest income:
      Loans                                                            $    21,724       $    19,862
      Mortgage-backed securities                                             5,986             6,954
      Investments and cash equivalents                                       1,938             1,164
                                                                       -----------       -----------
            Total interest income                                           29,648            27,980
                                                                       -----------       -----------
Interest expense:
      Deposits                                                              10,501            10,917
      Short-term borrowings                                                  4,527             4,340
      Long-term borrowings                                                   3,568             3,526
                                                                       -----------       -----------
            Total interest expense                                          18,596            18,783
                                                                       -----------       -----------

Net interest income                                                         11,052             9,197
Provision for loan losses                                                     (550)             (400)
                                                                       -----------       -----------
Net interest income after provision for loan losses                         10,502             8,797
                                                                       -----------       -----------

Other income:
      Fees and service charges                                               1,209             1,009
      Mortgage banking operations                                              506               974
      Loan servicing fees                                                      336               319
      Net gain on sales of securities                                           85                 7
      Net loss on sale and operation of real estate owned                      (82)              (35)
                                                                       -----------       -----------
            Total other income                                               2,054             2,274
                                                                       -----------       -----------
Operating expenses                                                           8,888             8,124
                                                                       -----------       -----------

Income before income taxes                                                   3,668             2,947
Income tax provision                                                         1,394             1,076
                                                                       -----------       -----------

Net income                                                                   2,274             1,871
Less preferred stock dividends declared                                       (471)             (471)
                                                                       -----------       -----------
Net income available to common shares                                  $     1,803       $     1,400
                                                                       ===========       ===========

Income per common and common equivalent share                          $      0.33       $      0.26
                                                                       ===========       ===========

Weighted average common shares outstanding                               5,540,765         5,422,854
                                                                       ===========       ===========

Income per common share assuming full dilution                         $      0.30       $      0.25
                                                                       ===========       ===========

Weighted average common shares outstanding assuming full dilution        7,696,996         7,525,160
                                                                       ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                    --------


                                                                           Three Months Ended
                                                                                March 31,
                                                                       -------------------------
                                                                          1997            1996
                                                                       ---------       ---------
                                                                          (Dollars in thousands)
Cash flows from operating activities:
      Net income                                                       $   2,274       $   1,871
      Adjustments to reconcile net income to net cash provided by operating activities:
            Provisions for loan and real estate owned losses                 584             400
            Stock dividends on FHLB Seattle stock                           (463)           (446)
            Net gain on sales of loans and securities                       (210)           (832)
            Net gain on sales of real estate owned                           (19)              0
            Depreciation and amortization                                  1,876           2,371
            Deferred income tax provision                                      0             539
            Change in:
                 Accrued interest receivable                                 603             197
                 Prepaid expenses and other assets                        (2,623)           (442)
                 Cashiers checks issued and payable                          939          (1,359)
                 Accrued interest payable                                    (80)           (412)
                 Accrued expenses and other liabilities                    1,803            (219)
            Proceeds from sales of loans                                  25,467          54,991
            Loans originated for sale                                    (26,746)        (52,826)
                                                                       ---------       ---------
                 Net cash provided by operating activities                 3,405           3,833
                                                                       ---------       ---------

Cash flows from investing activities:
      Loans disbursed                                                   (173,795)       (132,902)
      Loan principal payments                                            140,185         117,872
      Purchase of investments                                            (25,019)              0
      Proceeds from maturities of investments                             10,000           1,070
      Mortgage-backed securities principal payments                       13,334          14,724
      Proceeds from sale of mortgage-backed securities                     5,295               7
      Purchase of office properties and equipment                           (184)         (5,996)
      Proceeds from sales of real estate owned                               400             175
                                                                       ---------       ---------
                 Net cash used in investing activities                   (29,784)         (5,050)
                                                                       ---------       ---------


                                                    (continued)


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)
                                    --------


                                                                              Three Months Ended
                                                                                  March 31,
                                                                            ----------------------
                                                                            1997              1996
                                                                          ---------       ---------
                                                                            (Dollars in thousands)
Cash flows from financing activities:
      Net change in checking, passbook and money market deposits             17,625          34,231
      Proceeds from sales of certificates of deposit                         76,834          95,913
      Payments for maturing certificates of deposit                         (71,644)       (140,683)
      Interest credited to deposits                                          10,497          11,433
      Advances from FHLB Seattle                                             30,000               0
      Repayment of FHLB Seattle advances                                    (10,020)        (25,018)
      Net change in securities sold subject to repurchase agreements
            and funds purchased                                             (33,913)         20,082
      Cash dividends on preferred stock                                        (471)           (471)
      Proceeds from exercise of stock options and warrants,
            net of repurchases                                                   16              97
      Other                                                                   1,086           1,627
                                                                          ---------       ---------
            Net cash provided by (used in) financing activities              20,010          (2,789)
                                                                          ---------       ---------

Net decrease in cash and cash equivalents                                    (6,369)         (4,006)
Cash and cash equivalents, beginning of period                               35,905          27,152
                                                                          ---------       ---------
Cash and cash equivalents, end of period                                  $  29,536       $  23,146
                                                                          =========       =========
Supplemental disclosures:
      Cash paid during the period for:
            Interest                                                      $  18,676       $  19,195
                                                                          =========       =========
            Income taxes                                                  $      15       $     813
                                                                          =========       =========
      Non-cash financing and investing activities:
            Loans converted into real estate owned                        $     452       $     501
                                                                          =========       =========
            Loans exchanged for mortgage-backed securities                $       0       $   1,116
                                                                          =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION

            Consolidated Statement of Changes in Shareholders' Equity
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)

                                    --------

                                                                                  Additional                              Total
                                           Preferred Stock       Common Stock       Paid-in    Unrealized   Retained   Shareholders'
                                          Shares     Amount     Shares     Amount   Capital      Loss       Earnings      Equity
                                        ---------    ------    ---------  -------   ---------  ----------   --------   -------------
                                                                      (Dollars in thousands)
Balance, December 31, 1996              1,040,000    $1,040    5,539,178   $5,539   $70,462     $ (6,020)   $ 18,199     $89,220

Shares issued upon exercise of
    stock options                                                  7,750        8        74                                   82
Shares acquired and retired upon
    exercise of stock options                                     (3,921)      (4)      (62)                                 (66)
Dividends declared and paid on
    preferred stock ($0.45 per share)                                                                           (471)       (471)
Change in unrealized loss, net of
    income taxes                                                                                  (4,204)     (4,204)
Net income                                                                                                     2,274       2,274
                                        ----------   ------   ----------   ------   ------      ---------    -------    --------
Balance, March 31, 1997                  1,040,000   $1,040    5,543,007   $5,543   $70,474     $(10,224)   $ 20,002     $86,835
                                        ==========   ======   ==========   ======   =======     ========    ========     =======


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements

                                    --------

1.    GENERAL:

      Notes to the December 31, 1996 consolidated financial statements, as set forth in Sterling's December 31, 1996 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three months ended March 31, 1997 and are not repeated here. All financial statements presented are unaudited except for the December 31, 1996 consolidated balance sheet, which was derived from the audited balance sheet as of that date.

2.    INTERIM ADJUSTMENTS:

      The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

3.    RECLASSIFICATIONS:

      Certain March 31, 1996 balances have been reclassified to conform with the March 31, 1997 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

4.    OPERATING EXPENSES

      The components of total operating expenses are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997        1996
                                                          ------      ------
                                                         (Dollars in thousands)
            Employee compensation and benefits            $3,902      $3,196
            Occupancy and equipment                        1,446       1,344
            Depreciation                                     784         718
            Amortization of unidentified intangibles         199         236
            Amortization of core deposit premium             383         596
            Advertising                                      237         400
            Data processing                                  638         417
            Insurance                                        313         580
            Travel and entertainment                         244         216
            Legal and accounting                             380         276
            Other                                            362         145
                                                          ------      ------
                  Total operating expenses                $8,888      $8,124
                                                          ======      ======

5.   OTHER ACCOUNTING POLICIES

     In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. Sterling does not believe the application of this standard will have a material effect on the presentation of its EPS.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This standard also applies to transactions involving sales or securitizations of financial assets, such as mortgage loans. Sterling adopted the provisions of this standard on January 1, 1997 and such adoption did not have a material effect on its consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                         STERLING FINANCIAL CORPORATION
          Comparison of the Three Months Ended March 31, 1997 and 1996

                                    --------


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

GENERAL

                  Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Association ("Sterling Savings"). The significant operating subsidiaries of Sterling Savings are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings commenced operations in 1983 as a State of Washington-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington. Sterling, with $1.56 billion in total assets at March 31, 1997, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 41 retail branches located primarily in rural and suburban communities in Washington and Oregon. Sterling originates loans through its branch offices as well as 10 Action Mortgage residential loan production offices in the Spokane and Seattle, Washington; Portland, Oregon and Boise, Idaho metropolitan areas and three INTERVEST commercial real estate lending offices located in the metropolitan areas of Seattle and Spokane, Washington and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial. Recently, Sterling has reorganized and focused its efforts on becoming more like a community retail bank by increasing its construction, business banking and consumer lending while increasing its retail deposits. Sterling's revenues are derived primarily from interest earned on loans and mortgage-backed securities, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary thrift regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

                  On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation contemplates a unification of the charters presently available to banks and thrifts.

                  Sterling Savings may be required to convert its charter to either a national bank charter, a state depository institution charter, or a newly designed charter. Sterling may also become regulated at the holding company level by the Federal Reserve rather than by the OTS. Regulation by the Federal Reserve could subject Sterling to capital requirements that are not currently applicable to Sterling as a thrift holding company under OTS regulation and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings is unable to predict whether a charter change will be required and, if it is, whether the charter change will significantly impact Sterling Savings' operations. See "Federal Deposit Insurance Corporation."

                         STERLING FINANCIAL CORPORATION
          Comparison of the Three Months Ended March 31, 1997 and 1996

                                    --------

                  Sterling intends to continue to pursue its growth strategy by focusing on internal growth, as well as acquisition opportunities. As part of this strategy, Sterling is changing the mix of its assets and liabilities to become more like a community-based retail bank. Sterling may acquire (i) other financial institutions or branches thereof, (ii) branch facilities, (iii) mortgage loan servicing portfolios or mortgage banking operations, or (iv) other substantial assets or deposit liabilities, all of which would be subject to prior regulatory approval. As part of this growth strategy, Sterling engages from time to time in discussions concerning possible acquisitions. Sterling also monitors capital market conditions in its efforts to increase its capital resources to fund its growth. There can be no assurance, however, that Sterling will be successful in identifying, acquiring or assimilating appropriate acquisition candidates or be successful in implementing its internal growth strategy or that these activities will result in improved financial performance.

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

                  Sterling uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. At March 31, 1997, Sterling calculated that its NPV was $106.2 million, compared with $97.4 million at December 31, 1996, and that its NPV would decrease by 24.8% and 52.5%, respectively, if interest rate levels generally were to increase by 2% and 4%, respectively. This compares with an NPV of $75.0 million at March 31, 1996, which would decline by approximately 29.3% and 66.3%, respectively, if interest rate levels generally were to increase by 2% and 4%, respectively. During the three months ended March 31, 1997, NPV increased due primarily to an increase in the value of non-mortgage assets and an increase in retail deposits. These calculations, which are highly subjective and technical, may differ materially from regulatory calculations.

                         STERLING FINANCIAL CORPORATION
          Comparison of the Three Months Ended March 31, 1997 and 1996

                                    --------

                  Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling attempts to maintain its asset and liability gap position between positive 10% and negative 25% at both the one-year and three-year pricing intervals. Sterling calculated its one-year and three-year cumulative gap position to be negative 5.90% and negative 7.14% at March 31, 1997, respectively. Sterling calculated its one-year and three-year gap position to be negative 4.4% and negative 14.9% at December 31, 1996, compared with negative 12.4% and negative 9.9% at March 31, 1996. The narrowing in the negative gap positions at March 31, 1997, was due primarily to a reduction in longer term fixed-rate assets. While Sterling's gap positions are within limits established by its Board of Directors, management is pursuing strategies to reduce its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful in reducing its gap positions and that its net interest income will not decline.

                  During the past 12 months, short-term interest rates have been relatively stable with the Federal Funds rate at approximately 5.25%. On March 26, 1997, however, the Federal Reserve Board implemented a policy to tighten credit by increasing the Federal Funds rate to 5.50%. Longer term interest rates have been somewhat volatile and generally rising during this period, with the 30-year Treasury bond having yields ranging between approximately 5.50% and 7.00%. During this period, management pursued strategies to increase its NPV and to reduce the level of interest rate risk ("IRR") while also endeavoring to increase its net interest income through the origination and retention of variable-rate construction, business banking, consumer and commercial real estate loans which generally have higher yields than residential permanent loans. There can be no assurance that Sterling will be successful in implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR.

RESULTS OF OPERATIONS

                  OVERVIEW. Sterling reported net income of $2.3 million and $1.9 million for the three months ended March 31, 1997 and 1996, respectively. Fully diluted earnings per share was $0.30 for the three months ended March 31, 1997 compared with $0.25 for the prior year's comparable period. The increase in net income and earnings per share primarily reflects the increase in net interest income.

                  The annualized return on average assets was 0.60% and 0.50% for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily attributable to an increase in net income. The annualized return on average equity was 11.14% and 8.24% for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily attributable to an increase in net income coupled with a decrease in the average equity.

                  NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income. Net interest income is the difference between interest income, primarily from loans, mortgage-backed securities and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 1997 and 1996, net interest income was $11.1 million and $9.2 million, respectively. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the three months ended March 31, 1997 and 1996, the volume of average interest-earning assets was $1.47 billion and $1.42 billion, respectively. Net interest spread during these periods was 2.77% and 2.37%, respectively.

                         STERLING FINANCIAL CORPORATION
          Comparison of the Three Months Ended March 31, 1997 and 1996

                                    --------

During these same periods, the net interest margin was 3.05% and 2.60%, respectively. During the three months ended March 31, 1997, the increase in net interest income was due primarily to a change in interest-earning assets towards higher yielding assets, which helped increase the net interest margin and spread. Net interest income of $11.1 million for the three months ended March 31, 1997 reflects a 20% increase from the $9.2 million reported for the comparable prior year period.

                  PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses on loans by charging income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

                  Sterling recorded provisions for loan losses of $550,000 and $400,000 for the three months ended March 31, 1997 and 1996, respectively. Sterling increased its provision for loan losses in anticipation of potentially higher levels of loss from its expanded consumer and business lending activity. At March 31, 1997, Sterling's loan delinquency rate as a percentage of total loans was 0.45%, compared with 0.60% at March 31, 1996. Total nonperforming loans were $2.7 million at March 31, 1997, compared with $4.8 million at March 31, 1996. As a percentage of total loans, nonperforming loans were 0.25% at March 31, 1997, compared with 0.48% at March 31, 1996. Management believes the provisions for the three months ended March 31, 1997 and 1996, represented appropriate additions based upon its evaluation of the factors affecting the adequacy of valuation allowances, although there can be no assurances in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

                  OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                               Three Months Ended
                                                                    March 31,
                                                              ---------------------
                                                               1997           1996
                                                              -------        ------
                                                              (Dollars in thousands)
   Fees and service charges                                   $ 1,209       $ 1,009
   Mortgage banking operations                                    506           974
   Loan servicing fees                                            336           319
   Net gain on sales of securities                                 85             7
   Net loss on sales and operations of real estate owned          (82)          (35)
                                                              -------       -------
                                                              $ 2,054       $ 2,274
                                                              =======       =======

                  Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees, commissions on sales of mutual funds and annuity products. The increase was due primarily to an increase in service charges on deposit accounts.

                  The decrease in income from mortgage banking operations for the three months ended March 31, 1997, compared with the three months ended March 31, 1996, primarily resulted from a decrease in the volume of residential loans sold of approximately $28.8 million.

                         STERLING FINANCIAL CORPORATION
          Comparison of the Three Months Ended March 31, 1997 and 1996

                                    --------


                  The following table summarizes residential loan originations and sales of loans for the periods indicated.

                                                                   Three Months Ended
                                                                          March 31,
                                                                  ----------------------
                                                                      1997        1996
                                                                  ---------    ---------
                                                                  (Dollars in millions)
     Originations of one- to four-family mortgage loans            $   85.1    $   81.8
     Sales of residential loans                                        25.3        54.1
     Loans swapped for FHLMC certificates                               0.0         1.1
     Principal balances of mortgage loans serviced for others         522.2       794.7

                  Loan servicing fees increased for the three months ended March 31, 1997, compared with the prior year's comparable quarter, reflecting a decrease in the balance of loans serviced that have amortization of a related acquisition premium offsetting the loan servicing income. Sterling's average loan servicing portfolio for the three months ended March 31, 1997 and 1996 was approximately $532.2 million and $808.5 million, respectively. Sterling anticipates retaining a significant portion of the current balance of loans serviced for others, although there can be no assurances in this regard.

                  OPERATING EXPENSES. Operating expenses were $8.9 million and $8.1 million for the three months ended March 31, 1997 and 1996, respectively. The increase is due primarily to increases in employee compensation and benefits, data processing expenses, legal and accounting, and other expenses. Employee compensation and benefits were $3.9 million and $3.2 million for the quarters ended March 31, 1997 and 1996, respectively. The increase primarily reflects an increase in lending staff related to Sterling's efforts to increase its commercial real estate and consumer lending areas. Data processing costs were $638,000 and $417,000, for the three months ended March 31, 1997 and 1996, respectively. The increase reflects expanded applications to meet the needs of business and consumer customers. Legal and accounting expense was $380,000 and $276,000 during the quarters ended March 31, 1997 and 1996, respectively. The increase primarily reflects costs incurred to pursue Sterling's breach of contract claim against the U.S. Government and higher levels of accounting costs associated with the change in fiscal year end. Other expenses were $606,000 and $361,000 for the quarters ended March 31, 1997 and 1996, respectively. The increase in other expenses primarily reflects increased business and occupation taxes, and increased loan and transaction account processing charges.

                  INCOME TAX PROVISION. Income tax provisions were $1.4 million and $1.1 million for the three months ended March 31, 1997 and 1996, respectively. The effective tax rates on income before income taxes were approximately 38.0% and 36.5% for the three months ended March 31, 1997 and 1996, respectively. These rates were higher than the federal statutory rate of 35.0%, due primarily to state income taxes and the nondeductible amortization of intangible assets.

LIQUIDITY AND SOURCES OF FUNDS

                  As a financial institution, Sterling's primary sources of funds are derived from financing and operating activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased $33.3 million to $935.6 million at March 31, 1997, from $902.3 million at December 31, 1996. At March 31, 1997, approximately $44.9 million of deposits consisted of public funds that generally have maturities of 60 days or less. Advances from the FHLB Seattle increased to $279.7 million at March 31, 1997 from $259.6 million at December 31, 1996. At March 31, 1997 and December 31, 1996, securities sold subject to repurchase agreements were $183.8 million and $229.8 million, respectively. These borrowings are secured by investments and mortgage-backed securities with a market value exceeding the face value of the borrowings. Under certain circumstances Sterling could be required to pledge additional securities or reduce the borrowings.

                         STERLING FINANCIAL CORPORATION
          Comparison of the Three Months Ended March 31, 1997 and 1996

                                    --------

Additionally, the maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings. Management plans to continue to rely upon the FHLB Seattle advances and reverse repurchase agreements to help fund its operations.

                  Cash provided or used by investing activities consists primarily of principal payments on loans and mortgage-backed securities and sales of mortgage-backed securities. The levels of these payments and sales increase or decrease depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the three months ended March 31, 1997 and 1996, net cash was used in investing activities primarily to fund new loans and to purchase investments.

                  Cash provided or used by operating activities is determined largely by changes in the level of loan sales. The level of loans held for sale depends on the level of loan originations and the time within which investors fund the purchase of loans from Sterling. A majority of conventional loans held for sale are sold within 10 days of the closing while the sale of certain Federal Housing Administration ("FHA") and Veteran's Administration ("VA")- insured loans may take up to 60 days. Sterling typically offsets fluctuations in the level of loans held for sale by changing the level of advances from the FHLB Seattle, reverse repurchase agreements or cash. Management believes that proceeds from loans sold and advances from the FHLB Seattle and reverse repurchase agreements will be sufficient to fund loan commitments in the future.

                  Sterling Savings' credit line with the FHLB Seattle is 35% of its total assets. At March 31, 1997, this credit line represented a total borrowing capacity of approximately $547.2 million, of which $279.7 million was outstanding. Sterling Savings also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At March 31, 1997, Sterling Savings had $183.8 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $188.3 million. Sterling Savings also had a secured line of credit agreement from a commercial bank of approximately $10.0 million as of March 31, 1997. At March 31, 1997, Sterling Savings had no funds drawn on this line of credit.

                  Excluding its subsidiaries, Sterling Financial had cash and other resources of approximately $14.5 million and a line of credit from a commercial bank of approximately $5.0 million at March 31, 1997. At March 31, 1997, Sterling Financial had no funds drawn on this line of credit. At March 31, 1997, Sterling Financial had an investment of $51.1 million in the Preferred Stock of Sterling Savings. Sterling Financial received cash dividends on Sterling Savings Preferred Stock of $1.4 million during the three months ended March 31, 1997. These resources were sufficient to meet the operating needs of Sterling Financial, including interest expense on the Subordinated Notes and dividends on the Preferred Stock. Sterling Savings' ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

                  OTS regulations require savings institutions such as Sterling Savings to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 5%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At March 31, 1997, Sterling Savings' liquidity ratio was 11.3%, compared with 10.9% at December 31, 1996. The higher level of liquidity at March 31, 1997 was due primarily to the retention of qualifying securities. Sterling Savings' strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings' subsidiaries, potential borrowings against mortgage-backed securities or investment securities and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

                         STERLING FINANCIAL CORPORATION
          Comparison of the Three Months Ended March 31, 1997 and 1996

                                    --------

CAPITAL RESOURCES

                 Sterling's total shareholders' equity was $86.8 million at March 31, 1997, compared with $89.2 million at December 31, 1996. At
March 31, 1997 and December 31, 1996, shareholders' equity was 5.6% and 5.8%, respectively, of total assets. The decrease in total shareholders' equity primarily reflects the lower market value associated with the available-for-sale securities, partially offset by an increase in retained earnings.

                  Sterling recorded at March 31, 1997, an unrealized loss of $10.2 million, net of related income taxes, on investment and debt securities classified as available-for-sale. The increase in the unrealized loss of $4.2 million from the December 31, 1996 balance of a $6.0 million primarily reflects a decrease in the market valuation of mortgage-backed securities and treasury securities due to the increase in long-term interest rates. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods.

                  At March 31, 1997, Sterling has 1.04 million shares of Preferred Stock. The Preferred Stock has a liquidation value of $25 per share, plus any accumulated and unpaid dividends, and each share is convertible at any time at a rate of 1.9516 shares of Common Stock, subject to adjustment under certain conditions. Annual dividends of $1.8125 per share of Preferred Stock are cumulative and payable quarterly in arrears and must be paid before any distributions to holders of Common Stock. The Preferred Stock is non-voting except under certain limited circumstances. The Preferred Stock is also redeemable, in whole or in part, at the option of Sterling at any time on or after April 30, 1997 at a price of $26 per share, which gradually declines each year to $25 per share on or after April 30, 2001.

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

                  Sterling Savings is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. At March 31, 1997, Sterling Savings exceeded all such regulatory capital requirements. Sterling continues to monitor capital markets and look for opportunities to increase its capital resources.

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

                         STERLING FINANCIAL CORPORATION
          Comparison of the Three Months Ended March 31, 1997 and 1996

                                    --------

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

                  On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the SAIF, which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation required SAIF-insured savings institutions, like Sterling Savings, to pay a one-time special assessment of $0.657 for every $100 of deposits as of March 31, 1995. The special assessment capitalized the SAIF up to the prescribed 1.25% of SAIF-insured deposits.

                  Deposits insured by SAIF are currently assessed at the rate of zero to $0.27 per $100 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of insured deposits.

                  Effective January 1, 1997, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The FICO Bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, depository institutions will pay approximately $.064 per $100 of SAIF-assessable deposits and approximately $.013 per $100 of the Bank Insurance Fund ("BIF")-assessable deposits.

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

                           PART II - Other Information
                         STERLING FINANCIAL CORPORATION

                                    --------

Item 1 - Legal Proceedings

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

Items 2 through 5 are omitted from this report as inapplicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibit No.                          Exhibit
        -----------                          -------
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

          3.3 Copy of Amended and Restated Bylaws of Registrant. Filed herewith.

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

          10.5      Copy of Employment Agreement, dated July 1, 1995, between
                    Registrant and Harold B. Gilkey. Filed as Exhibit 10.1 to
                    Registrant's Form 10-Q dated March 30, 1996 (file no.
                    0-20800) and incorporated by reference herein.

          10.6      Copy of Amendment to Employment Agreement, dated June 30,
                    1996, between Registrant and Harold B. Gilkey. Filed herewith.

        Exhibit No.                       Exhibit
        -----------                       -------
          10.7      Copy of Employment Agreement, dated July 1, 1995, between
                    Registrant and William W. Zuppe. Filed as Exhibit 10.2 to
                    Registrant's Form 10-Q dated March 30, 1996 (file no.
                    0-20800) and incorporated by reference herein.

          10.8      Copy of Amendment to Employment Agreement, dated June 30,
                    1996, between Registrant and William W. Zuppe. Filed herewith.

          11.1 Statement regarding Computation of Per Share Earnings. Filed herewith.

          12.1      Statement regarding Computation of Return on Average Common
                    Shareholders' Equity. Filed herewith.

          12.2      Statement regarding Computation of Return on Average Assets.
                    Filed herewith.

          27.1      Financial Data Schedule.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                         STERLING FINANCIAL CORPORATION

                               S i g n a t u r e s

                                 --------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING FINANCIAL CORPORATION
                                            ---------------------------------
                                                      (Registrant)



             May 8, 1997                       /s/  Daniel G. Byrne
-----------------------------------          -------------------------
           Date                              Daniel G. Byrne
                                             Senior Vice President - Finance;
                                             Treasurer and Assistant
                                             Secretary; Principal Financial
                                             Officer and Chief
                                             Accounting Officer

(a)     Exhibit No.                       Exhibit Index
        -----------                       -------------
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

          3.3 Copy of Amended and Restated Bylaws of Registrant. Filed herewith.

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

          10.5      Copy of Employment Agreement, dated July 1, 1995, between
                    Registrant and Harold B. Gilkey. Filed as Exhibit 10.1 to
                    Registrant's Form 10-Q dated March 30, 1996 (file no.
                    0-20800) and incorporated by reference herein.

          10.6      Copy of Amendment to Employment Agreement, dated June 30,
                    1996, between Registrant and Harold B. Gilkey. Filed herewith.

        Exhibit No.                         Exhibit
        -----------                         -------
          10.7      Copy of Employment Agreement, dated July 1, 1995, between
                    Registrant and William W. Zuppe. Filed as Exhibit 10.2 to
                    Registrant's Form 10-Q dated March 30, 1996 (file no.
                    0-20800) and incorporated by reference herein.

          10.8      Copy of Amendment to Employment Agreement, dated June 30,
                    1996, between Registrant and William W. Zuppe. Filed herewith.

          11.1 Statement regarding Computation of Per Share Earnings. Filed herewith.

          12.1      Statement regarding Computation of Return on Average Common
                    Shareholders' Equity. Filed herewith.

          12.2      Statement regarding Computation of Return on Average Assets.
                    Filed herewith.

          27.1      Financial Data Schedule.