Form 10-K/A
period 1996-12-31
STERLING FINANCIAL CORP /WA/
filed 1997-05-22
CIK 891106

FORM 10-K
                                Amendment No. 1
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

     PART II
     -------

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

    SIGNATURES
    ----------

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

                                 Six Months Ended December 31,       Fiscal Years Ended June 30,
                                 ----------------------------------  --------------------------------
                                 1996             1995               1996            1995
                                 ---------------  -----------------  --------------------------------
                                 Amount   %       Amount    %       Amount    %      Amount    %
                                 -------- ------  --------  ------  --------  ------ --------  ------
                                                    (Dollars in thousands)
      Mortgage--permanent:
        One- to four-family
          residential            $72,524   23.0%  $124,246  35.2%   $216,968  31.7%  $286,033   43.7%
        Multifamily residential    2,200    0.7      9,875   2.8      11,094   1.6     19,398    3.0
        Commercial property       16,790    5.3     25,861   7.3      28,761   4.2     11,460    1.7

      Mortgage--construction:
        One- to four-family
          residential             94,331   29.9     76,137   21.6    177,606   26.0   144,136   22.0
        Multifamily residential   12,735    4.0     29,303    8.3     68,169   10.0    29,945    4.6
        Commercial property       10,925    3.5     17,455    5.0     35,234    5.1    21,850    3.3

      Non-mortgage:
        Consumer                  33,333   10.6     25,934    7.4     48,764    7.1    61,769    9.4
        Business banking          72,676   23.0     44,015   12.4     97,822   14.3    80,330   12.3
                                --------  -----   --------  -----   --------  -----  --------  -----
      Total loans originated    $315,514  100.0%  $352,826  100.0%  $684,418  100.0% $654,921  100.0%
                                ========  =====   ========  =====   ========  =====  ========  =====
      Residential mortgage
        loans sold              $ 77,856          $122,797          $232,061         $ 98,192
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

     From time to time, Sterling has sold portfolios of servicing rights primarily to improve earnings and to increase its regulatory capital ratios. During the six months ended December 31, 1996, Sterling did not sell any portfolio of servicing rights. During the fiscal years ended June 30, 1996 and 1995, Sterling sold bulk rights to service conventional loans for others of approximately $172.2 million and $437.8 million, respectively. Further, during the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, sales of loans into the secondary market were made primarily on a servicing-released basis. These activities, while improving near-term earnings, reduce the servicing portfolio and will result in lower mortgage servicing income being reported in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" hereafter referred to as "Management's Discussion and Analysis" "- Results of Operations - Other Income."

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

     The following table sets forth the activity in Sterling's REO for the periods indicated.

                                                Fiscal Years Ended June 30,
                              Six Months Ended  ---------------------------
                              December 31, 1996     1996       1995
                              -----------------     -------    -------
                                        (Dollars in thousands)
     Balance at beginning
       of period                  $ 4,874           $ 5,298    $ 7,298
     Loan foreclosures and
       other additions              1,839             1,628      1,568
     Capitalized expenses             181               124          0
     Sales and other
       reductions                  (2,889)           (2,108)    (3,534)
     Provisions for loss              (31)              (68)       (34)
                                  -------           -------    -------
     Balance at end of
       period                     $ 3,974           $ 4,874    $ 5,298
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

     The following table summarizes the principal balance of nonperforming assets at the dates indicated.

                                                    June 30,
                                     December 31,   -------------------------------------
                                     1996           1996      1995      1994      1993
                                     ------------   -------   -------   -------   -------
                                                     (Dollars in thousands)
      Nonaccrual loans                 $ 2,329      $ 3,352   $ 3,395   $ 2,262   $ 5,065
      Restructured loans                   215          240       254       188       283
                                       -------      -------   -------   -------   -------
      Total nonperforming loans          2,544        3,592     3,649     2,450     5,348
      Real estate owned (1)              3,974        4,874     5,298     7,298     6,979
                                       -------      -------   -------   -------   -------
      Total nonperforming assets       $ 6,518      $ 8,466   $ 8,947   $ 9,748   $12,327
                                       =======      =======   =======   =======   =======
      Ratio of total nonperforming
        assets to total assets             0.4%         0.6%      0.6%      0.7%      1.2%
                                       =======      =======   =======   =======   =======

                                                    June 30,
                                     December 31,   -------------------------------------
                                     1996           1996      1995      1994      1993
                                     ------------   -------   -------   -------   -------
                                                     (Dollars in thousands)
      Ratio of total nonperforming
        loans to total loans               0.3%         0.4%      0.3%      0.3%      0.9%
                                       =======      =======   =======   =======   =======
      Ratio of allowance for
        estimated losses on loans
        to total nonperforming
        loans (2)                        305.3%      224.15%    205.7%   234.4%     86.0%
                                       =======      =======   =======   =======   =======


     (1)  Amount is net of the allowance for REO losses.

     (2) Excludes loans classified as loss from allowance for loan losses and from total nonperforming loans. Loans classified as loss excluded from allowance for loan losses were $262,000, $213,000, $145,000, $7,000 and $314,000 at December 31, 1996 and June 30,
          1996, 1995, 1994 and 1993, respectively. Loans classified as loss excluded from total nonperforming loans were $45,000, $167,000, $141,000, $4,000 and $223,000 at December 31, 1996 and
          June 30, 1996, 1995, 1994 and 1993, respectively.

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

                                                      June 30,
                                                      --------------------------------------------------------
                         December 31, 1996            1996                         1995
                         ---------------------------  ---------------------------  ---------------------------
                                  Loans in Category            Loans in Category            Loans in Category
                                  as a Percentage of           as a Percentage of           as a Percentage of
                         Amount   Total Gross Loans   Amount   Total Gross Loans   Amount   Total Gross Loans
                         -------  ------------------  -------  ------------------  -------  ------------------
                                                     (Dollars in thousands)
    Mortgage-
      permanent          $ 3,156         43.3%        $ 3,047         46.5%        $ 3,375         66.0%
    Mortgage-
      construction         2,380         25.5           1,969         25.5           1,369         15.7
    Consumer                 334         11.9             403         11.1             366          9.5
    Business banking       1,196         19.3           1,075         16.9             856          8.8
    Unallocated              825          N/A           1,395          N/A           1,395          N/A
                         -------        -----         -------        -----         -------        -----
                         $ 7,891        100.0%        $ 7,889        100.0%        $ 7,361        100.0%
                         =======        =====         =======        =====         =======        =====

                         June 30,
                         --------------------------------------------------------
                         1994                         1993
                         ---------------------------  ---------------------------
                                  Loans in Cateogry            Loans in Category
                                  as a Percentage of           as a Percentage of
                         Amount   Total Gross Loans   Amount   Total Gross Loans
                         -------  ------------------  -------  ------------------
                                             (Dollars in thousands)
    Mortgage-
      permanent          $ 3,309        78.5%         $ 3,035        84.7%
    Mortgage-
      construction           969         7.8              569         3.5
    Consumer                 359         7.8              209         7.2
    Business banking         660         5.9              463         4.6
    Unallocated              443         N/A              443         N/A
                         -------       -----          -------       -----
                         $ 5,740       100.0%         $ 4,719       100.0%
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
                                                        ========    =====

      (1)  Not offered as of December 31, 1996.

     The following table sets forth the composition of Sterling's deposit accounts at the dates indicated.

                                   December 31,          June 30, 1996
                                   --------------------  --------------------
                                             Percent of            Percent of
                                             Total                 Total
                                   Amount    Deposits    Amount    Deposits
                                   --------  ----------  --------  ----------
     NOW checking                  $ 72,686      8.0%    $ 69,125      7.7%
     Commercial checking             24,180      2.7       20,468      2.3
     Regular savings                 72,243      8.0       74,413      8.3
     Money market demand            148,696     16.5      152,874     17.0
     Variable-rate certificates:
       18 months                      5,582      0.6        5,478      0.6

     Fixed-rate certificates:
       1-11 months                  208,976     23.2      201,481     22.4
       12-35 months                 209,606     29.9      270,120     30.1
       36-240 months                100,309     11.1      104,428     11.6
                                   --------    -----     --------    -----
                                    902,278    100.0      898,387    100.0
     Deposit premium                      0      0.0            7      0.0
                                   --------    -----     --------    -----
     Total deposits                $902,278    100.0%    $898,394    100.0%
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

     The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the "FHL Banks") each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to thrift institutions. As a member, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling's loans outstanding and advances from the FHLB Seattle. At December 31, 1996, Sterling exceeded its FHLB Seattle stock ownership requirement of $13.0 million by $12.9 million. The stock of the FHLB Seattle has always been redeemable at par value, but there can be no assurance that this will always be the case.

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


                                                       Fiscal Years Ended
                                                       June 30,
                                   Six Months Ended    ------------------
                                   December 31, 1996   1996       1995
                                   -----------------   --------   --------
                                            (Dollars in thousands)
     Maximum amount outstanding
       at any month end during
       the period:
         Reverse repurchase
           agreements                   $232,885       $195,785   $148,055
         Short-term advances              95,000        171,000    223,000

     Average amount outstanding
       during the period:
         Reverse repurchase
           agreements                    213,560        156,578    118,064
         Short-term advances              90,833        140,917    201,250

                                                       Fiscal Years Ended
                                                       June 30,
                                   Six Months Ended    ------------------
                                   December 31, 1996   1996       1995
                                   -----------------   --------   --------
                                            (Dollars in thousands)
     Weighted average interest rate
       paid during the period:
         Reverse repurchase
           agreements                    5.60%           5.91%      6.02%
         Short-term advances             5.79            5.88       5.13
     Weighted average interest rate
       paid at end of period:
         Reverse repurchase
           agreements                    5.62%           5.65%      6.67%
         Short-term advances             5.75            6.42       5.41


     The following table sets forth certain information concerning Sterling's outstanding borrowings.

                                     December 31, 1996   June 30, 1996
                                     -----------------   -----------------
                                     Amount     %        Amount     %
                                     --------   ------   --------   ------
     FHLB Seattle advances:
       Short-term                    $ 90,000    17.3%   $ 90,000    19.1%
       Long-term                      169,626    32.5     169,410    35.9
     Securities sold subject to
       reverse repurchase agreements  229,797    44.0     195,785    41.4
     Subordinated Notes payable        17,240     3.3      17,240     3.6
     Note payable                      15,000     2.9           0     0.0
                                     --------   -----    --------   -----
         Total borrowings            $521,663   100.0%   $472,435   100.0%
                                     ========   =====    ========   =====

     Weighted average interest rate              6.21%               6.25%
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


                                    PART II

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

                             Six Months Ended December 31,
                             ----------------------------------------------------------------------
                             1996                                1995
                             ----------------------------------  ----------------------------------
                                         Interest    Average     Interest    Average
                             Average     Earned      Yield or    Average     Earned     Yield or
                             Balance(1)  or Paid     Cost (2)    Balance(1)  or Paid    Cost (2)
                             ----------  ----------  ----------  ----------  ---------  -----------
                                                  (Dollars in thousands)
      Interest-earning
        assets:
          Loans              $  925,494  $   41,702     8.94%    $1,069,712  $   46,599    8.67%
          Mortgage-backed
           securities           386,019      12,574     6.46        296,761       8,436    5.65
          Investments and
           cash equivalents     122,926       3,338     5.39         98,131       2,483    5.03
                             ----------  ----------     ----     ----------  ----------    ----
      Total interest-
        earning assets       $1,434,439  $   57,614     7.97%    $1,464,604  $   57,518    7.81%
                             ==========  ==========     ====     ==========  ==========    ====
      Interest-bearing
        liabilities:
          Deposits and check-
           ing accounts:
             Certificates
               of deposit    $  578,738  $   16,329     5.60%    $  629,828  $   18,934    5.98%
          Regular savings
           accounts and
           money market
           accounts             222,223       4,243     3.79        175,479       3,233    3.66
          Interest-bearing
           demand accounts       70,959         499     1.39         66,426         499    1.49
                             ----------   ---------     ----     ----------  ----------    ----

                             Six Months Ended December 31,
                             ---------------------------------------------------------------------
                             1996                                1995
                             -------------------------------     -----------------------------------
                                          Interest    Average     Interest    Average
                             Average      Earned      Yield or    Average     Earned        Yield or
                             Balance(1)   or Paid     Cost (2)    Balance(1)  or Paid       Cost (2)
                             ----------   ----------  ----------  ----------  -----------   ----------
                                                  (Dollars in thousands)
      Total deposits and
        checking accounts    $  871,920   $   21,071     4.79%    $  871,733  $    22,666    5.17%
      FHLB Seattle advances     258,089        8,849     6.80        348,108       11,577    6.62
      Other borrowings          229,593        6,659     5.75        164,573        5,411    6.54
      Subordinated Notes         17,240          832     9.57         17,240          832    9.60
                             ----------   ----------     ----     ----------  ----------     ----
      Total interest-bearing
        liabilities          $1,376,842   $   37,411     5.39%    $1,401,654  $   40,486     5.75%
                             ==========   ==========     ====     ==========  ==========     ====
      Net interest income                 $   20,203              $   17,032
                                          ==========             ===========
      Net interest spread                                2.58%                               2.06%
                                                         ====                                ====
      Net interest margin                                2.80%                               2.31%
                                                         ====                                ====
      Ratio of average
        interest-earning
        assets to average
        interest-bearing
        liabilities                                     104.0%                              104.5%
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

     Asset and Liability Management
     ------------------------------
     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate
3     market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's net interest income and its NPV (the net present value of assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, the FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates. Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates.

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

     The decrease in loan servicing fees for the fiscal year ended June 30, 1996, compared with the fiscal year ended June 30, 1995, primarily reflects a decrease in the average size of the loan servicing portfolio. During the fiscal years ended June 30, 1996 and 1995, Sterling sold in bulk rights to service conventional loans for others with principal balances of $172.2 million and $437.8 million, respectively. Gains on these sales are included in income from mortgage banking operations. Sterling's average loan servicing portfolio for the fiscal years ended June 30, 1996 and 1995 was approximately $677.4 million and $671.4 million, respectively. Sterling anticipates retaining a significant portion of the current balance of loans serviced for others and, therefore, there can be no assurance that bulk sales of servicing rights will continue to contribute to Sterling's income to the extent they have in the past.

     During the fiscal years ended June 30, 1996 and 1995, Sterling sold approximately $55.6 million and $166.2 million, respectively, of mortgage-backed securities and investments. In the fiscal years ended June 30, 1996 and 1995, Sterling used the majority of the sales proceeds to repay maturing borrowings and jumbo deposits. See "Asset and Liability Management."

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


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     May 21, 1997                   /s/ Daniel G. Byrne
                                    ---------------------------------------
                                    Daniel G. Byrne, Senior Vice President,
                                    Chief Financial Officer, Principal
                                    Financial Officer, Principal Accounting
                                    Officer