Form 10-K/A
period 1996-12-31
STERLING FINANCIAL CORP /WA/
filed 1997-05-22
CIK 891106

FORM 10-K
                                Amendment No. 2
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
                                                        ========    =====

      (1)  Not offered as of December 31, 1996.

     The following table sets forth the composition of Sterling's deposit accounts at the dates indicated.

                                   December 31,          June 30, 1996
                                   --------------------  --------------------
                                             Percent of            Percent of
                                             Total                 Total
                                   Amount    Deposits    Amount    Deposits
                                   --------  ----------  --------  ----------
     NOW checking                  $ 72,686      8.0%    $ 69,125      7.7%
     Commercial checking             24,180      2.7       20,468      2.3
     Regular savings                 72,243      8.0       74,413      8.3
     Money market demand            148,696     16.5      152,874     17.0
     Variable-rate certificates:
       18 months                      5,582      0.6        5,478      0.6

     Fixed-rate certificates:
       1-11 months                  208,976     23.2      201,481     22.4
       12-35 months                 269,606     29.9      270,120     30.1
       36-240 months                100,309     11.1      104,428     11.6
                                   --------    -----     --------    -----
                                    902,278    100.0      898,387    100.0
     Deposit premium                      0      0.0            7      0.0
                                   --------    -----     --------    -----
     Total deposits                $902,278    100.0%    $898,394    100.0%
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