Form 10-Q
period 1997-06-30
STERLING FINANCIAL CORP /WA/
filed 1997-08-13
CIK 891106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997
          -------------

          OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     TO            .
          ----------    -----------

          Commission file number  0-20800
                                  -------

                         STERLING FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                         Washington                         91-1572822
          ----------------------------------------      -------------------
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)            Identification No.)


                   111 North Wall Street
                    Spokane, Washington                        99201
          ----------------------------------------      -------------------
          (Address of principal executive offices)          (Zip Code)


                       (509) 458-2711
          ----------------------------------------
               (Registrant's telephone number,
                    including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No
                                                  ---     ---
          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


          Class                             Outstanding as of June 30, 1997
          ------------------------------    -------------------------------
          Common Stock ($1.00 par value)                5,566,652

     STERLING FINANCIAL CORPORATION
     FORM 10-Q
     For the Quarter Ended June 30, 1997


     TABLE OF CONTENTS
     -----------------

     PART I - Financial Information

       Item 1 - Financial Statements
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Cash Flows
         Consolidated Statement of Changes in Shareholders' Equity Notes to Consolidated Financial Statements
         Notes to Consolidated Financial Statements

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     PART II - Other Information

       Item 1 - Legal Proceedings
       Item 4 - Submission of Matters to a Vote of Security Holders
       Item 6 - Exhibits and Reports on Form 8-K

     PART I - Financial Information
     Item 1 - Financial Statements
     -----------------------------
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets
     (Unaudited)

                                                   June 30,    December 31,
                                                   1997        1996
                                                   ----------  ------------
                                                    (Dollars in thousands)
                       ASSETS

     Cash and cash equivalents:
       Interest bearing                            $        7   $    6,253
       Non-interest bearing and vault                  26,058       26,422
       Restricted                                         900        3,230
     Loans receivable (net of allowance for
       losses of $8,139 and $7,891)                   980,818      934,340
     Loans held-for-sale                                8,060        6,116
     Investments and mortgage-backed securities:
       Available-for-sale                             577,760      469,790
       Held-to-maturity                                12,594       11,871
     Accrued interest receivable (including
       $2,330 and $1,394 on investments)               12,334       10,690
     Office properties and equipment, net              38,784       39,861
     Real estate owned                                  4,271        3,974
     Core deposit premium, net                          7,537        8,303
     Other intangibles, net                             1,326        1,725
     Purchased mortgage servicing rights, net           1,306        1,474
     Prepaid expenses and other assets                 14,640       12,295
                                                   ----------   ----------
             Total assets                          $1,686,395   $1,536,344
                                                   ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits                                        $963,898   $  902,278
     Advances from FHLB Seattle                       374,848      259,626
     Securities sold subject to repurchase
       agreements                                     155,347      229,797
     Other borrowings                                  72,240       32,240
     Cashiers checks issued and payable                 7,378        5,723
     Borrowers' reserves for taxes and insurance        1,321        1,126
     Accrued interest payable                           5,896        5,095
     Accrued expenses and other liabilities            11,987       11,239
                                                   ----------   ----------
             Total liabilities                      1,592,915    1,447,124
                                                   ----------   ----------

     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets, Continued
     (Unaudited)

                                                   June 30,    December 31,
                                                   1997        1996
                                                   ----------  ------------
                                                    (Dollars in thousands)
        LIABILITIES AND SHAREHOLDERS' EQUITY,
                     CONTINUED

     Shareholders' Equity:
       Capital stock:
         Preferred stock, $1 par value;
           10,000,000 shares authorized;
           1,029,236 and 1,040,000 shares issued
           and outstanding ($25,731 and $26,000
           liquidation preference value)                1,029        1,040
       Common stock, $1 par value; 20,000,000
         shares authorized; 5,566,652 and
         5,539,178 shares issued and
         outstanding                                    5,567        5,539
     Additional paid-in capital                        70,474       70,462
     Unrealized loss on investments and mortgage-
       backed securities available-for-sale, net
       of deferred income tax benefits of $2,914
       and $3,239                                      (5,411)      (6,020)
     Retained earnings                                 21,821       18,199
                                                   ----------  -----------
             Total shareholders' equity                93,480       89,220
                                                   ----------  -----------
             Total liabilities and shareholders'
               equity                              $1,686,395  $ 1,536,344
                                                   ==========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income
     (Unaudited)

                                               Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                               --------------------  --------------------
                                               1997       1996       1997       1996
                                               ---------  ---------  ---------  ---------
                                                          (Dollars in thousands,
                                                          except per share data)
      Interest income:
        Loans                                  $  22,286  $  19,774  $  44,010  $  39,636
        Mortgage-backed securities                 6,325      6,654     12,311     13,608
        Investments and cash equivalents           2,158      1,155      4,096      2,319
                                               ---------  ---------  ---------  ---------
            Total interest income                 30,769     27,583     60,417     55,563
                                               ---------  ---------  ---------  ---------
      Interest expense:
        Deposits                                  11,195     10,675     21,696     21,592
        Short-term borrowings                      5,094      4,419      9,621      8,759
        Long-term borrowings                       3,443      3,248      7,011      6,774
                                               ---------  ---------  ---------  ---------
            Total interest expense                19,732     18,342     38,328     37,125
                                               ---------  ---------  ---------  ---------
      Net interest income                         11,037      9,241     22,089     18,438
      Provision for loan losses                     (550)      (400)    (1,100)      (800)
                                               ---------  ---------  ---------  ---------
      Net interest income after provision
        for loan losses                           10,487      8,841     20,989     17,638
                                               ---------  ---------  ---------  ---------
      Other income:
        Fees and service charges                   1,288      1,113      2,497      2,122
        Mortgage banking operations                  582        828      1,088      1,802
        Loan servicing fees                          320        144        656        462
        Net gain on sales of securities              487          0        572          7
        Net loss on sale and operation of
          real estate owned                          (10)       (23)       (92)       (57)
                                               ---------  ---------  ---------  ---------
            Total other income                     2,667      2,062      4,721      4,336
                                               ---------  ---------  ---------  ---------
      Operating expenses                           9,463      8,045     18,351     16,169
                                               ---------  ---------  ---------  ---------
      Income before income taxes                   3,691      2,858      7,359      5,805
      Income tax provision                         1,403      1,143      2,797      2,219
                                               ---------  ---------  ---------  ---------
      Net income                                   2,288      1,715      4,562      3,586
      Less preferred stock dividends declared       (469)      (472)      (940)      (943)
                                               ---------  ---------  ---------  ---------
      Net income available to common shares    $   1,819  $   1,243  $   3,622  $   2,643
                                               =========  =========  =========  =========

      STERLING FINANCIAL CORPORATION
      Consolidated Statements of Income, Continued
      (Unaudited)






                                               Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                               --------------------  --------------------
                                               1997       1996       1997       1996
                                               ---------  ---------  ---------  ---------
                                                          (Dollars in thousands,
                                                          except per share data)
      Income per common and common
        equivalent share                       $    0.33  $    0.23  $    0.65  $    0.49
                                               =========  =========  =========  =========
      Weighted average common shares
        outstanding                            5,550,144  5,425,903  5,545,480  5,424,379
                                               =========  =========  =========  =========
      Income per common share assuming full
        dilution                               $    0.30  $    0.23  $    0.59  $    0.47
                                               =========  =========  =========  =========
      Weighted average common shares
        outstanding assuming full dilution     7,707,818  7,562,022  7,706,196  7,560,498
                                               =========  =========  =========  =========


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows
     (Unaudited)


                                                      Six Months Ended
                                                      June 30,
                                                      --------------------
                                                      1997       1996
                                                      ---------  ---------
                                                     (Dollars in thousands)
     Cash flows from operating activities:
       Net income                                     $   4,562  $   3,586
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Provisions for loan and real estate
             owned losses                                 1,148        828
           Stock dividends on FHLB Seattle stock           (957)      (921)
           Net gain on sales of loans and
             securities                                  (1,385)    (1,554)
           Net loss on sales of office property
             and equipment                                    6          0
           Net gain on sales of real estate owned           (72)        (1)
           Depreciation and amortization                  3,825      4,722
           Deferred income tax provision                      0      1,253
           Change in:
             Accrued interest receivable                 (1,644)       123
             Prepaid expenses and other assets           (2,779)    (1,085)
             Cashiers checks issued and payable           1,655     (2,046)
             Accrued interest payable                       801     (1,183)
             Accrued expenses and other liabilities         748     (1,984)
           Proceeds from sales of loans                  61,642    110,812
           Loans originated for sale                    (62,774)   (94,793)
                                                      ---------  ---------
               Net cash provided by operating
                 activities                               4,776     17,757
                                                      ---------  ---------
     Cash flows from investing activities:
       Loans disbursed                                 (400,324)  (292,194)
       Loan principal payments                          351,972    265,182
       Purchase of investments                          (55,438)         0
       Proceeds from maturities of investments           10,000      1,196
       Purchase of mortgage-backed securities          (174,825)         0
       Mortgage-backed securities principal payments     26,785     33,539
       Proceeds from sales of mortgage-backed
         securities                                      86,684          7
       Purchase of office properties and equipment         (499)    (6,300)
       Proceeds from sales of office properties
         and equipment                                       12          0

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)


                                                      Six Months Ended
                                                      June 30,
                                                      --------------------
                                                      1997       1996
                                                      ---------  ---------
                                                     (Dollars in thousands)
     Cash flows from investing activities,
       Continued
         Proceeds from sales of real estate owned           869        382
         Improvements and other changes to real
           estate owned                                    (367)         8
         Proceeds from sales of purchased mortgage
           servicing rights                                   0        741
                                                      ---------  ---------
               Net cash provided by (used in)
                 investing activities                  (155,131)     2,561
                                                      ---------  ---------

     Cash flows from financing activities:
       Net change in checking, passbook and money
         market deposits                                 21,814     36,436
       Proceeds from sales of certificates of deposit   216,249    208,024
       Payments for maturing certificates of deposit   (198,134)  (252,389)
       Interest credited to deposits                     21,691     17,670
       Advances from FHLB Seattle                       175,000          0
       Repayment of FHLB Seattle advances               (60,041)   (86,036)
       Net change in securities sold subject to
         repurchase agreements and funds purchased      (74,450)    58,457
       Proceeds from other borrowings                    40,000          0
       Cash dividends on preferred stock                   (940)      (943)
       Proceeds from exercise of stock options and
         warrants, net of repurchases                        29        102
       Other                                                197        137
                                                      ---------  ---------
               Net cash provided by (used in)
                 financing activities                   141,415    (18,542)
                                                      ---------  ---------
     Net increase (decrease) in cash and cash
       equivalents                                       (8,940)     1,776
     Cash and cash equivalents, beginning of period      35,905     27,152
                                                      ---------  ---------
     Cash and cash equivalents, end of period         $  26,965  $  28,928
                                                      =========  =========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)


                                                      Six Months Ended
                                                      June 30,
                                                      --------------------
                                                      1997       1996
                                                      ---------  ---------
                                                     (Dollars in thousands)
     Supplemental disclosures:
       Cash paid during the period for:
         Interest                                     $  37,527  $  38,308
                                                      =========  =========
         Income taxes                                 $   1,576  $   2,381
                                                      =========  =========
       Non-cash financing and investing activities:
         Loans converted into real estate owned       $     775  $     982
                                                      =========  =========
         Loans exchanged for mortgage-backed
           securities                                 $       0  $   1,116
                                                      =========  =========


     The accompanying notes are an integral part of the consolidated financial statements.

   STERLING FINANCIAL CORPORATION
   Consolidated Statement of Changes in Shareholders' Equity
   For the Six Months Ended June 30, 1997
   (Unaudited)


                            Preferred Stock         Common Stock            Additional                            Total
                            ---------------------   ---------------------   Paid-in      Unrealized   Retained    Shareholders'
                            Shares      Amount      Shares      Amount      Capital      Loss         Earnings    Equity
                            ---------   ---------   ---------   ---------   ----------   ----------   ---------   -------------
                                                                  (Dollars in thousands)
   Balance, December 31,
     1996                   1,040,000   $   1,040   5,539,178   $   5,539   $   70,462   $   (6,020)  $  18,199     $  89,220

   Shares issued upon
     exercise of stock
     options                                           11,432          12          102                                    114
   Shares acquired and
     retired upon exercise
     of stock options                                  (4,959)         (5)         (80)                                   (85)
   Preferred shares con-
     verted to common
     stock                    (10,764)        (11)     21,001          21          (10)                                     0
   Dividends declared and
     paid on preferred
     stock ($0.45 per
     share)                                                                                                (940)         (940)
   Change in unrealized
     loss, net of income
     taxes                                                                                      609                       609
   Net income                                                                                             4,562         4,562
                            ---------   ---------   ---------   ---------   ----------   ----------   ---------     ---------
   Balance, June 30, 1997   1,029,236   $   1,029   5,566,652   $   5,567   $   70,474   $   (5,411)  $  21,821     $  93,480
                            =========   =========   =========   =========   ==========   ==========   =========     =========


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements


     1.  GENERAL:

         Notes to the December 31, 1996 consolidated financial statements, as set forth in Sterling's December 31, 1996 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three and six months ended June 30, 1997 and are not repeated here. All financial statements presented are unaudited except for the December 31, 1996 consolidated balance sheet, which was derived from the audited balance sheet as of that date.

     2.  INTERIM ADJUSTMENTS:

         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

     3.  RECLASSIFICATIONS:

         Certain June 30, 1996 balances have been reclassified to conform with the June 30, 1997 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

     4.  OTHER BORROWINGS:

         The following table details Sterling's other borrowings.

                                                    June 30,  December 31,
                                                    1997      1996
                                                    --------  ------------
                                                    (Dollars in thousands)

           Term note payable                        $15,000     $15,000
           8.75% Subordinated Notes Due 2000         17,240      17,240
           Company obligated mandatorily
             redeemable preferred securities of
             subsidiary trust holding solely
             junior subordinated deferrable
             interest debentures (1)                 40,000           0
                                                    -------     -------
                                                    $72,240     $32,240
                                                    =======     =======

         On June 4, 1997, Sterling issued $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior
         Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust, in which Sterling owns all of the common equity. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities")

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     4.  OTHER BORROWINGS, CONTINUED:

         to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities will be treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Trust Preferred Securities mature on June 30, 2027 and are redeemable earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise.

     5.  OPERATING EXPENSES:

         The components of total operating expenses are as follows:

                                                    Three Months Ended  Six Months Ended
                                                    June 30,            June 30,
                                                    ------------------  -----------------
                                                    1997      1996      1997      1996
                                                    -------   --------  -------   -------
                                                            (Dollars in thousands)
             Employee compensation and benefits     $ 3,944   $ 2,820   $ 7,846   $ 6,017
             Occupancy and equipment                  1,452     1,360     2,898     2,703
             Depreciation                               774       765     1,558     1,484
             Amortization of unidentified
               intangibles                              201       254       402       481
             Amortization of core deposit premium       377       577       767     1,182
             Advertising                                673       449       910       849
             Data processing                            588       427     1,226       844
             Insurance                                  283       588       596     1,167
             Travel and entertainment                   279       256       522       472
             Legal and accounting                       378       382       758       658
             Other                                      514       167       868       312
                                                    -------   -------   -------   -------
                 Total operating expenses           $ 9,463   $ 8,045   $18,351   $16,169
                                                    =======   =======   =======   =======

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     6.  OTHER ACCOUNTING POLICIES:

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

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
     --------------------------------------------------------------------
     STERLING FINANCIAL CORPORATION
     Comparison of the Three and Six Months Ended June 30, 1997 and 1996


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

     GENERAL
     -------
     Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Association ("Sterling Savings"). The significant operating subsidiaries of Sterling Savings are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings commenced operations in 1983 as a State of Washington-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington. Sterling, with $1.69 billion in total assets at June 30, 1997, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 41 retail branches located primarily in rural and suburban communities in Washington and Oregon. Sterling originates loans through its branch offices as well as 10 Action Mortgage residential loan production offices in the Spokane and Seattle, Washington; Portland, Oregon and Boise, Idaho metropolitan areas and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Seattle and Spokane, Washington and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial. Recently, Sterling has focused its efforts on becoming more like a community retail bank by increasing its construction, business banking and consumer lending while increasing its retail deposits. Sterling's revenues are derived primarily from interest earned on loans, investments and mortgage-backed securities, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary thrift regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

     Sterling intends to continue to pursue its growth strategy by focusing on internal growth, as well as acquisition opportunities. As part of this strategy, Sterling is changing the mix of its assets and liabilities to become more like a community-based retail bank. During the past twelve months, Sterling's construction, business banking and consumer loans, which are higher yielding, have increased by 29.9% while residential permanent loans have decreased by 17.6%. Further, Sterling may acquire (i) other financial institutions or branches thereof, (ii) branch facilities, (iii) mortgage loan servicing portfolios or mortgage banking operations, or (iv) other substantial assets or deposit liabilities, all of which would be subject to prior regulatory approval. As part of this growth strategy, Sterling engages from time to time in discussions concerning possible acquisitions. Sterling also monitors capital market conditions in its efforts to increase its capital resources to fund its growth. There can be no assurance, however, that Sterling will be successful in identifying, acquiring or assimilating appropriate acquisition candidates or be successful in implementing its internal growth strategy or that these activities will result in improved financial performance.

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

     Sterling uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. At June 30, 1997, Sterling calculated that its NPV was $111.7 million, compared with $97.4 million at December 31, 1996, and that its NPV would decrease by 24.3% and 53.4%, respectively, if interest rate levels generally were to increase by 2% and 4%, respectively. This compares with an NPV of $80.7 million at June 30, 1996, which would decline by approximately 32.9% and 70.3%, respectively, if interest rate levels generally were to increase by 2% and 4%, respectively. During the three and six months ended June 30, 1997, NPV increased due primarily to a decrease in long-term interest rates which increase the value of longer term assets. These calculations, which are highly subjective and technical, may differ materially from regulatory calculations.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling attempts to maintain its asset and liability gap position between positive 10% and negative 25% at both the one-year and three-year pricing intervals. Sterling calculated its one-year and three-year cumulative gap position to be negative 6.1% and negative 10.7% at June 30, 1997, respectively. Sterling calculated its one-year and three-year gap position to be negative 4.4% and negative 14.9% at December 31, 1996, compared with negative 14.9% and negative 11.3% at June 30, 1996. The narrowing in the negative gap positions at June 30, 1997, was due primarily to a reduction in longer term fixed-rate assets. While Sterling's gap positions are within limits established by its Board of Directors, management is pursuing strategies to reduce its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful in reducing its gap positions and that its net interest income will not decline.

     During the past 12 months, short-term interest rates have been relatively stable with the Federal Funds rate at approximately 5.25%. On March 26, 1997, however, the Federal Reserve Board implemented a policy to tighten credit by increasing the Federal Funds rate to 5.50%. Longer term interest rates have been somewhat more volatile with 30-year Treasury bond yields ranging between approximately 6.50% and 7.10%. During this period, management pursued strategies to increase its NPV and to reduce the level of interest rate risk ("IRR") while also endeavoring to increase its net interest income through the origination and retention of variable-rate construction, business banking, consumer and commercial real estate loans which generally have higher yields than residential permanent loans. There can be no assurance that Sterling will be successful in implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR.

     RESULTS OF OPERATIONS
     ---------------------
     OVERVIEW. Sterling reported net income of $2.3 million and $4.6 million for the three and six months ended June 30, 1997, compared with $1.7 million and $3.6 million during the three and six months ended June 30, 1996. Fully diluted earnings per share were $0.30 for the three months ended June 30, 1997, compared with $0.23 for the prior year's comparable period. Fully diluted earnings per share were $0.59 and $0.47 for the six months ended June 30, 1997 and 1996, respectively. The increase in net income and earnings per share is due primarily to the increase in net interest income.

     The annualized return on average assets was 0.57% and 0.46% for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, the annualized return on average assets was 0.58% and 0.48%, respectively. The increase is primarily attributable to an increase in net income which was due primarily to an increase in net interest income. The annualized return on average equity was 11.51% and 7.87% for the three months ended June 30, 1997 and 1996, respectively. The annualized return on average equity was 11.32% and 8.06% for the six months ended June 30, 1997 and 1996, respectively. The increase is primarily attributable to an increase in net income which was due primarily to an increase in net interest income.

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income. Net interest income is the difference between interest income, primarily from loans, mortgage-backed securities and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended June 30, 1997 and 1996, net interest income was $11.0 million and $9.2 million, respectively. For the six months ended June 30, 1997 and 1996, net interest income was $22.1 million and $18.4 million, respectively. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the three months ended
     June 30, 1997 and 1996, the volume of average interest-earning assets was $1.52 billion and $1.41 billion, respectively. Net interest spread during these periods was 2.61% and 2.45%, respectively. The net interest margin for the three months ended June 30, 1997 and 1996 was 2.91% and 2.64%, respectively. During the six months ended June 30, 1997 and 1996, the volume of average earning assets was $1.50 billion and $1.42 billion, respectively. Net interest spread during these periods was 2.68% and 2.40%, respectively. During the six months ended June 30, 1997 and 1996, the net interest margin was 2.97% and 2.62%, respectively. The increase in net interest income was due primarily to an increase in the volume of interest-earning assets and a shift towards higher yielding assets, which helped increase the net interest margin and spread. Net interest income of $11.0 million for the three months ended June 30, 1997 reflects a 19.4% increase from the $9.2 million reported for the comparable prior year period. For the six months ended June 30, 1997, net interest income was $22.1 million, a 19.8% increase from the comparable prior year period.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses on loans by charging income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for loan losses of $550,000 and $400,000 for the three months ended June 30, 1997 and 1996, respectively. Sterling recorded provisions of $1.1 million and $800,000 for the six months ended June 30, 1997 and 1996, respectively. Sterling increased its provision for loan losses in anticipation of potentially higher levels of loss from its expanded construction, business banking and consumer lending activity. At June 30, 1997, Sterling's loan delinquency rate as a percentage of total loans was 0.61%, compared with 0.53% at December 31, 1996 and 0.36% at June 30, 1996. Total nonperforming loans were $6.0 million at June 30, 1997, compared with $2.5 million at December 31, 1996 and $3.6 million at June 30, 1996. As a percentage of total loans, nonperforming loans were 0.53% at June 30, 1997, compared with 0.25% at December 31, 1996 and 0.36% at June 30, 1996. Management believes the provisions for the three and six months ended June 30, 1997 and 1996, represented appropriate additions based upon its evaluation of the factors affecting the adequacy of valuation allowances, although there can be no assurances in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and other factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                            Three Months    Six Months
                                            Ended           Ended
                                            June 30,        June 30,
                                            --------------  --------------
                                            1997    1996    1997    1996
                                            ------  ------  ------  ------
                                                (Dollars in thousands)

       Fees and service charges             $1,288  $1,113  $2,497  $2,122
       Mortgage banking operations             582     828   1,088   1,802
       Loan servicing fees                     320     144     656     462
       Net gain on sales of securities         487       0     572       7
       Net loss on sales and operations
         of real estate owned                  (10)    (23)    (92)    (57)
                                            ------  ------  ------  ------
                                            $2,667  $2,062  $4,721  $4,336
                                            ======  ======  ======  ======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees and commissions on sales of mutual funds and annuity products. The increase was due primarily to an increase in service charges on deposit accounts.

     The decrease in income from mortgage banking operations for the three and six months ended June 30, 1997, compared with the three and six months ended June 30, 1996, primarily resulted from decreases in the volume of residential loans sold of approximately $19.4 million and $48.5 million, respectively.

     The following table summarizes residential loan originations and sales of loans for the periods indicated.

                                            Three Months    Six Months
                                            Ended           Ended
                                            June 30,        June 30,
                                            --------------  --------------
                                            1997    1996    1997    1996
                                            ------  ------  ------  ------
                                                (Dollars in millions)
       Originations of one- to four-
         family permanent mortgage loans    $ 35.3  $ 45.2  $ 61.5  $ 92.7
       Sales of residential loans             35.7    55.1    60.8   109.3
       Principal balances of mortgage
         loans serviced for others           512.4   587.8   512.4   587.8
       Principal balances of servicing
         portfolios sold in bulk               0.0   172.2     0.0   172.2

     Loan servicing fees increased for the three and six months ended
     June 30, 1997, compared with the prior year's comparable periods, reflecting a decrease in the balance of loans serviced that have amortization of a related acquisition premium offsetting the loan servicing income. Sterling's average loan servicing portfolio for the six months ended June 30, 1997 and 1996 was approximately $525.2 million and $730.2 million, respectively. Sterling continues to anticipate retaining a significant portion of the current balance of loans serviced for others, although there can be no assurances in this regard.

     During the six months ended June 30, 1997, Sterling sold approximately $86.1 million of mortgage-backed securities, resulting in a gain of $572,000. No such sales were made in the same period in 1996.

     OPERATING EXPENSES. Operating expenses were $9.5 million and $8.0 million for the three months ended June 30, 1997 and 1996, respectively. Operating expenses for the six months ended June 30, 1997 and 1996 were $18.4 million and $16.2 million, respectively. The increase during the three and six months ended June 30, 1997 and 1996, is due primarily to increases in employee compensation and benefits, data processing expenses, advertising and other expenses. Employee compensation and benefits were $3.9 million and $2.8 million for the quarters ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997 and 1996, employee compensation and benefits were $7.8 million and $6.0 million, respectively. The increase primarily reflects an increase in lending staff related to Sterling's efforts to increase its commercial real estate, business banking and consumer lending areas. It also reflects a reduction in the amount of personnel cost deferred as the mix of loan originations is shifting away from residential permanent mortgage to construction, business banking and consumer loans. Data processing costs were $588,000 and $427,000, for the three months ended June 30, 1997 and 1996, respectively. The increase reflects expanded applications to meet the needs of business and consumer customers. Advertising expenses were $673,000 and $449,000 for the three months ended June 30, 1997 and 1996, respectively. The increase reflects higher levels of promotion for retail deposits. Other expenses were $514,000 and $167,000 for the quarters ended June 30, 1997 and 1996, respectively. The increase in other expenses primarily reflects a reduction in the deferral of loan origination costs. Partially offsetting the increases described above, insurance expense decreased to $596,000 for the six months ended June 30, 1997 from $1.2 million for the six months ended June 30, 1996. The decrease is due primarily to the reduction in the Savings Association Insurance Fund ("SAIF") assessment rate on deposits.

     INCOME TAX PROVISION. Income tax provisions were $1.4 million and $1.1 million for the three months ended June 30, 1997 and 1996, respectively. Income tax provisions were $2.8 million and $2.2 million for the six months ended June 30, 1997 and 1996, respectively. The effective tax rates were approximately 38.0% and 40.0% for the three months ended June 30, 1997 and 1996, respectively. The effective tax rate for the six months ended June 30, 1997 and 1996 was 38.0%. These rates were higher than the federal statutory rate of 35.0%, due primarily to state income taxes and the nondeductible amortization of intangible assets.

     LIQUIDITY AND SOURCES OF FUNDS
     ------------------------------
     As a financial institution, Sterling's primary sources of funds are its financing and operating activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle, securities sold subject to repurchase agreements ("reverse repurchase agreements") and other borrowings. Deposits increased $61.6 million to $963.9 million at June 30, 1997, from $902.3 million at December 31, 1996. At June 30, 1997, approximately $64.2 million of deposits consisted of public funds that generally have maturities of 60 days or less. Advances from the FHLB Seattle increased to $374.8 million at June 30, 1997 from $259.6 million at December 31, 1996. At June 30, 1997 and December 31, 1996, reverse repurchase agreements were $155.3 million and $229.8 million, respectively. These borrowings are secured by investments and mortgage-backed securities with a market value exceeding the face value of the borrowings. Under certain circumstances Sterling could be required to pledge additional securities or reduce the borrowings. Additionally, the maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings. Other borrowings consist of a term note, 8.75% Subordinated Notes Due 2000 ("Subordinated Notes") and Trust Preferred Securities. See Note 4 of Notes to Consolidated Financial Statements.

     These obligations are all long-term borrowings. Management plans to continue to rely upon the FHLB Seattle advances and reverse repurchase agreements to help fund its operations to the extent loan originations exceed increases in deposits.

     Cash provided or used by investing activities consists primarily of principal payments on loans and mortgage-backed securities and sales of mortgage-backed securities. The levels of these payments and sales increase or decrease depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the six months ended June 30, 1997, net cash was used in investing activities primarily to fund new loans and to purchase investments and mortgage-backed securities.

     Cash provided or used by operating activities is determined largely by changes in the level of loan sales. The level of loans held for sale depends on the level of loan originations and the time within which investors fund the purchase of loans from Sterling. A majority of conventional loans held for sale are sold within 10 days of the closing while the sale of certain Federal Housing Administration ("FHA") and Veteran's Administration ("VA")- insured loans may take up to 60 days. Sterling typically offsets fluctuations in the level of loans held for sale by changing the level of advances from the FHLB Seattle, reverse repurchase agreements or cash. Management believes that proceeds from loans sold and advances from the FHLB Seattle, reverse repurchase agreements and other borrowings will be sufficient to fund loan commitments in the future.

     Sterling Savings' credit line with the FHLB Seattle is 35% of its total assets. At June 30, 1997, this credit line represented a total borrowing capacity of approximately $592.0 million, of which $374.8 million was outstanding. Sterling Savings also borrows on a secured basis from major broker/dealers and financial entities by selling reverse repurchase agreements. At June 30, 1997, Sterling Savings had $155.3 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $299.6 million. Sterling Savings also had a secured line of credit from a commercial bank of approximately $10.0 million as of June 30, 1997. At June 30, 1997, Sterling Savings had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling Financial had cash and other resources of approximately $27.3 million and a line of credit from a commercial bank of approximately $5.0 million at June 30, 1997. At June 30, 1997, Sterling Financial had no funds drawn on this line of credit. At June 30, 1997, Sterling Financial had an investment of $109.5 million in the stock of Sterling Savings. Sterling Financial received cash dividends on Sterling Savings stock of $2.7 million during the six months ended June 30, 1997. These resources were sufficient to meet the operating needs of Sterling Financial, including interest expense on other borrowings and dividends on the Preferred Stock. Sterling Savings' ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

     OTS regulations require savings institutions such as Sterling Savings to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 5%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At June 30, 1997, Sterling Savings' liquidity ratio was 11.3%, compared with 10.9% at December 31, 1996. The higher level of liquidity at June 30, 1997 was due primarily to the retention of qualifying securities. Sterling Savings' strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings' subsidiaries, potential borrowings against mortgage-backed securities or investment securities and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     CAPITAL RESOURCES
     -----------------
     Sterling's total shareholders' equity was $93.5 million at June 30, 1997, compared with $89.2 million at December 31, 1996. The increase in total shareholders' equity primarily reflects an increase in retained earnings. At June 30, 1997 and December 31, 1996, shareholders' equity was 5.5% and 5.8%, respectively, of total assets.

     At June 30, 1997, Sterling had issued and outstanding 1.03 million shares of $1.8125 Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a liquidation value of $25 per share, plus any accumulated and unpaid dividends, and each share is convertible at any time at a rate of 1.9516 shares of Common Stock, subject to adjustment under certain conditions. Annual dividends of $1.8125 per share of Preferred Stock are cumulative and payable quarterly in arrears and must be paid before any distributions to holders of Common Stock. The Preferred Stock is non-voting except under certain limited circumstances. The Preferred Stock is also redeemable, in whole or in part, at the option of Sterling at any time at a price of $25.75 per share, which gradually declines each year to $25 per share on or after April 30, 2001, plus any accrued but unpaid dividends. During the six months ended June 30, 1997, 10,764 shares of Preferred Stock were converted to 21,001 shares of Common Stock. See "Subsequent Developments."

     Sterling recorded at June 30, 1997, an unrealized loss of $5.4 million, net of related income taxes, on investment and debt securities classified as available-for-sale. The decrease in the unrealized loss of $600,000 from the December 31, 1996 balance of a $6.0 million primarily reflects an increase in the market valuation of mortgage-backed securities and treasury securities due to a decrease in long-term interest rates. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods.

     On June 4, 1997, Sterling issued $40.0 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or make other capital distributions. See Note 4 of Notes to Consolidated Financial Statements.

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

     In order to improve and expand branch locations, Sterling anticipates that its future capital expenditures will be approximately $1.0 million to $1.2 million for the year ended December 31, 1997. Sterling intends to fund these capital expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements, but there can be no assurance that any of these transactions will occur.

     Sterling Savings is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. At June 30, 1997, Sterling Savings exceeded all such regulatory capital requirements. Sterling continues to monitor capital markets and look for opportunities to increase its capital resources.

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

     SUBSEQUENT DEVELOPMENTS
     -----------------------
     On August 5, 1997, Sterling notified the holders of its Preferred Stock that all shares of the outstanding Preferred Stock would be called for redemption on September 5, 1997 at a cash redemption price of $26.07 per share.

     In lieu of redemption, holders of the Preferred Stock have the option to convert their Preferred Stock into Common Stock of Sterling provided they elect to do so, pursuant to the notice of redemption, on or before September 5, 1997. The holders of the Preferred Stock have an incentive to convert their Preferred Stock into Common Stock of Sterling as long as the market price for the Common Stock remains at $13.37 or more per share. The market price for the Common Stock, as quoted on the Nasdaq National Market, on August 7, 1997 was $17.88 per share.

     If all holders of the Preferred Stock elected to convert their shares into shares of Common Stock of Sterling, Sterling would have an additional 2.0 million shares of Common Stock outstanding. If all of the holders of Preferred Stock elected instead to have their Preferred Stock redeemed by Sterling, the cost of redemption for Sterling would be approximately $26.8 million. Sterling currently has sufficient liquidity to pay the cost of redemption, although management believes that substantially all of the holders of Preferred Stock will choose to convert their Preferred Stock into Common Stock instead of accepting redemption. There can be, however, no assurances regarding the number of shares of Preferred Stock, if any, that will be converted into Common Stock as opposed to being redeemed.

     FEDERAL DEPOSIT INSURANCE CORPORATION
     -------------------------------------
     Sterling's deposits are insured up to $100,000 per insured depositor (as defined by law and regulations) by the FDIC through the SAIF. The SAIF is administered and managed by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC is authorized to conduct examinations of and to require reporting by SAIF member institutions. The FDIC may prohibit any SAIF member institution from engaging in any activity the FDIC determines by regulation or order poses a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations.

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

     PART II - Other Information
     STERLING FINANCIAL CORPORATION


     Item 1 - Legal Proceedings
     --------------------------
     Periodically, various claims and lawsuits are brought against Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests, claims involving the making and servicing of real property loans and other issues incidental to Sterling's business. No material loss is expected from any of such pending claims or lawsuits.

     Items 2, 3 and 5 are omitted from this report as inapplicable.
     ----------------

     Item 4 - Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------
     Sterling's Annual Meeting of Shareholders ("the Meeting") was held on April 22, 1997. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

     (1) Elect three Directors to serve for terms of three years expiring at the Meeting in 2000. The Directors received the following votes:

          Term expiring in the year 2000 at the Meeting:

          William W. Zuppe       For:  4,888,451       Withheld:  43,085
                                 Approximate Broker Non-votes:  0

          Rodney W. Barnett      For:  4,888,451       Withheld:  43,085
                                 Approximate Broker Non-votes:  0

          David O. Wallace       For:  4,888,451       Withheld:  43,085
                                 Approximate Broker Non-votes:  0

     (2) Ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants for the year ending 1997 and any interim periods. The proposal received the following votes:

          For:  4,897,957        Against:  4,982
          Abstain:  28,597       Approximate Broker Non-votes:  0
          There was no solicitation in opposition to management's proposals or nominees.

     Item 6 - Exhibits and Reports on Form 8-K
     -----------------------------------------
     (a)  Exhibit No.   Exhibit
          -----------   --------------------------------------------------
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

          3.3           Copy of Amended and Restated Bylaws of Registrant.
                        Filed as Exhibit 3.3 to Registrant's Form 10-Q dated March 31, 1997 (File No. 0-20800) and incorporated by reference herein.

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

          10.5 Copy of Employment Agreement, dated July 1, 1995, between Registrant and Harold B. Gilkey. Filed as
                        Exhibit 10.1 to Registrant's Form 10-Q dated
                        March 31, 1996 (File No. 0-20800) and incorporated by reference herein.

     (a)  Exhibit No.   Exhibit
          -----------   --------------------------------------------------
          10.6          Copy of Amendment to Employment Agreement, dated
                        June 30, 1996, between Registrant and Harold B.
                        Gilkey.  Filed as Exhibit 10.6 to Registrant's Form
                        10-Q dated March 31, 1997 (File No. 0-20800) and incorporated by reference herein.

          10.7 Copy of Employment Agreement, dated July 1, 1995, between Registrant and William W. Zuppe. Filed as
                        Exhibit 10.2 to Registrant's Form 10-Q dated
                        March 31, 1996 (File No. 0-20800) and incorporated by reference herein.

          10.8 Copy of Amendment to Employment Agreement, dated June 30, 1996, between Registrant and William W. Zuppe. Filed as Exhibit 10.8 to Registrant's Form 10-Q dated March 31, 1997 (File No. 0-20800) and incorporated by reference herein.

          11.1 Statement regarding Computation of Per Share Earnings. Filed herewith.

          27.1          Financial Data Schedule.  Filed herewith.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

     STERLING FINANCIAL CORPORATION


     S i g n a t u r e s


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STERLING FINANCIAL CORPORATION
                                   (Registrant)


     August 13, 1997               By /s/ Daniel G. Byrne
     ---------------               ----------------------------------------
     Date                          Daniel G. Byrne
                                   Senior Vice President - Finance;
                                     Treasurer and Assistant Secretary;
                                     Principal Financial Officer and Chief
                                     Accounting Officer