Form 10-Q
period 1997-09-30
STERLING FINANCIAL CORP /WA/
filed 1997-11-12
CIK 891106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997
          ------------------

          OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                       TO             .
          ------------    ------------

          Commission file number  0-20800
                                  -------

                         STERLING FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                              Washington 91-1572822
             ------------------------------------------------------
               (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization)Identification No.)

                             111 North Wall Street
                           Spokane, Washington 99201
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (509) 458-2711
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes  X   No
                ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                Class                  Outstanding as of September 30, 1997
     ------------------------------    ------------------------------------
     Common Stock ($1.00 par value)                 7,567,091

     STERLING FINANCIAL CORPORATION

     FORM 10-Q
     For the Quarter Ended September 30, 1997


     TABLE OF CONTENTS



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

               Item 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

     PART II - Other Information
               Item 1 - Legal Proceedings

               Item 6 - Exhibits and Reports on Form 8-K

     PART I - Financial Information
     Item 1 - Financial Statements


     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets
     (Unaudited)


                                                 September 30,  December 31,
                                                 1997           1996
                                                 -------------  ------------
                                                 (Dollars in thousands)
     ASSETS

     Cash and cash equivalents:
       Interest bearing                          $   20,633     $    6,253
       Non-interest bearing and vault                30,793         26,422
       Restricted                                     4,400          3,230
     Loans receivable (net of allowance for
       losses of $8,566 and $7,891)               1,032,937        934,340
     Loans held-for-sale                              5,490          6,116
     Investments and mortgage-backed
       securities:
         Available-for-sale                         687,673        469,790
         Held-to-maturity                            12,589         11,871
     Accrued interest receivable (including
       $1,597 and $1,394 on investments)             12,276         10,690
     Office properties and equipment, net            38,511         39,861
     Real estate owned                                4,196          3,974
     Core deposit premium, net                        7,154          8,303
     Other intangibles, net                           1,172          1,725
     Purchased mortgage servicing rights, net         1,238          1,474
     Prepaid expenses and other assets               11,451         12,295
                                                 ----------     ----------
           Total assets                          $1,870,513     $1,536,344
                                                 ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits                                    $  999,505     $  902,278
     Advances from FHLB Seattle                     364,965        259,626
     Securities sold subject to repurchase
       agreements                                   303,573        229,797
     Other borrowings                                72,240         32,240
     Cashiers checks issued and payable               9,987          5,723
     Borrowers' reserves for taxes and insurance      2,415          1,126
     Accrued interest payable                         5,740          5,095
     Accrued expenses and other liabilities          13,838         11,239
                                                 ----------     ----------
           Total liabilities                      1,772,263      1,447,124
                                                 ----------     ----------

     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets, Continued
     (Unaudited)


                                                 September 30,  December 31,
                                                 1997           1996
                                                 -------------  ------------
                                                 (Dollars in thousands)
     LIABILITIES AND SHAREHOLDERS' EQUITY,
                   CONTINUED

     Shareholders' equity:
       Capital stock:
       Preferred stock, $1 par value;
         10,000,000 shares authorized; 0 and
         1,040,000 shares issued and out-
         standing ($0 and $26,000 liquidation
         preference value)                                0          1,040
       Common stock, $1 par value; 20,000,000
         shares authorized; 7,567,091 and
         5,539,178 shares issued and
         outstanding                                  7,567          5,539
     Additional paid-in capital                      69,400         70,462
     Unrealized loss on investments and
       mortgage-backed securities available-
       for-sale, net of deferred income tax
       benefits of $1,647 and $3,239                 (3,058)        (6,020)
     Retained earnings                               24,341         18,199
                                                 ----------     ----------
           Total shareholders' equity                98,250         89,220
                                                 ----------     ----------
           Total liabilities and shareholders'
             equity                              $1,870,513     $1,536,344
                                                 ==========     ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income
     (Unaudited)


                                               Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                               --------------------  --------------------
                                               1997       1996       1997       1996
                                               ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
      Interest income:
        Loans                                  $  23,400  $  20,193  $  67,410  $  59,829
        Mortgage-backed securities                 7,872      6,371     20,184     19,979
        Investments and cash equivalents           3,529      1,292      7,624      3,611
                                               ---------  ---------  ---------  ---------
          Total interest income                   34,801     27,856     95,218     83,419
                                               ---------  ---------  ---------  ---------
      Interest expense:
        Deposits                                  11,852     10,525     33,547     32,117
        Short-term borrowings                      7,979      7,306     17,600     16,065
        Long-term borrowings                       3,413        509     10,425      7,283
                                               ---------  ---------  ---------  ---------
          Total interest expense                  23,244     18,340     61,572     55,465
                                               ---------  ---------  ---------  ---------
      Net interest income                         11,557      9,516     33,646     27,954
      Provision for loan losses                     (675)      (550)    (1,775)    (1,350)
                                               ---------  ---------  ---------  ---------
      Net interest income after provision
        for loan losses                           10,882      8,966     31,871     26,604
                                               ---------  ---------  ---------  ---------
      Other income:
        Fees and service charges                   1,264      1,155      3,761      3,277
        Mortgage banking operations                  442        715      1,530      2,517
        Loan servicing fees                          311        118        968        580
        Net gain on sales of securities              582          0      1,154          7
        Net gain (loss) on sale and oper-
          ation of real estate owned                  33       (167)       (60)      (224)
                                               ---------  ---------  ---------  ---------
          Total other income                       2,632      1,821      7,353      6,157
                                               ---------  ---------  ---------  ---------
      Operating expenses                           9,432     15,972     27,783     32,141
                                               ---------  ---------  ---------  ---------
      Income (loss) before income taxes            4,082     (5,185)    11,441        620
      Income tax provision (benefit)               1,551     (1,887)     4,348        332
                                               ---------  ---------  ---------  ---------
      Net income (loss)                            2,531     (3,298)     7,093        288
      Less preferred stock dividends
        declared                                       0       (471)      (940)    (1,414)
                                               ---------  ---------  ---------  ---------
      Net income (loss) available to common
        shares                                 $   2,531  $  (3,769) $   6,153  $  (1,126)
                                               =========  =========  =========  =========

      STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income, Continued
     (Unaudited)


                                               Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                               --------------------  --------------------
                                               1997       1996       1997       1996
                                               ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
      Income (loss) per common and common
        equivalent share                       $    0.41  $   (0.68) $    1.07  $   (0.21)
                                               =========  =========  =========  =========

      Weighted average common shares
        outstanding                            6,148,920  5,518,724  5,748,837  5,456,057
                                               =========  =========  =========  =========

      Income (loss) per common share
        assuming full dilution                 $    0.33  $   (0.68) $    0.92  $   (0.21)
                                               =========  =========  =========  =========

      Weighted average common shares out-
        standing assuming full dilution        7,712,628  7,613,869  7,711,949  7,551,202
                                               =========  =========  =========  =========

      The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows
     (Unaudited)

                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1997        1996
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Cash flows from operating activities:
       Net income                                   $   7,093   $     288
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Provisions for loan and real estate
             owned losses                               1,832       1,378
           Stock dividends on FHLB Seattle stock       (1,499)     (1,422)
         Net gain on sales of loans and securities     (2,332)     (2,269)
         Net loss on sales of office property
           and equipment                                    6           0
         Net gain on sales of real estate owned          (185)        (83)
         Depreciation and amortization                  5,742       6,881
         Deferred income tax provision                      0       1,253
         Change in:
           Accrued interest receivable                 (1,586)        291
           Prepaid expenses and other assets             (923)     (4,303)
           Cashiers checks issued and payable           4,264       1,348
           Accrued interest payable                       645      (1,069)
           Accrued expenses and other liabilities       2,449       4,617
         Proceeds from sales of loans                  88,468     152,473
         Loans originated for sale                    (86,665)   (135,629)
                                                    ---------   ---------
             Net cash provided by operating
               activities                              17,309      23,754
                                                    ---------   ---------
     Cash flows from investing activities:
       Loans disbursed                               (617,407)   (485,201)
       Loan principal payments                        515,677     430,170
       Purchase of investments                       (155,450)    (41,119)
       Proceeds from maturities of investments         80,000       1,196
       Purchase of mortgage-backed securities        (385,086)          0
       Mortgage-backed securities principal
         payments                                      44,017      49,067
       Proceeds from sales of mortgage-backed
         securities                                   204,371           7
       Purchase of office properties and equipment       (993)     (6,950)
       Proceeds from sales of office properties
         and equipment                                     12           0
       Proceeds from sales of real estate owned         1,745         909

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)

                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1997        1996
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Cash flows from investing activities,
       continued:
         Improvements and other changes to real
           estate owned                                  (480)          8
         Proceeds from sales of purchased
           mortgage servicing rights                        0         741
                                                    ---------   ---------
             Net cash used in investing activities   (313,594)    (51,172)
                                                    ---------   ---------
     Cash flows from financing activities:
       Net change in checking, passbook and money
         market deposits                               39,481      39,061
       Proceeds from sales of certificates of
         deposit                                      310,624     297,887
       Payments for maturing certificates of
         deposit                                     (286,492)   (357,369)
       Interest credited to deposits                   33,614      28,336
       Advances from FHLB Seattle                     355,000      90,000
       Repayment of FHLB Seattle advances            (250,061)   (176,056)
       Net change in securities sold subject
         to repurchase agreements and funds
         purchased                                     73,776      88,940
       Proceeds from other borrowings                  40,000      15,000
       Cash dividends on preferred stock                 (940)     (1,414)
       Proceeds from exercise of stock options
         and warrants, net of repurchases                  28       1,351
       Payments to redeem preferred stock                (112)          0
       Cash-in-lieu of fractional shares on
         conversion of preferred stock                     (1)          0
       Other                                            1,289       1,285
                                                    ---------   ---------
             Net cash provided by (used in)
               financing activities                   316,206      27,021
                                                    ---------   ---------
     Net increase (decrease) in cash and cash
       equivalents                                     19,921        (397)
     Cash and cash equivalents, beginning of
       period                                          35,905      27,152
                                                    ---------   ---------
     Cash and cash equivalents, end of period       $  55,826   $  26,755
                                                    =========   =========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)

                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1997        1996
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Supplemental disclosures:
       Cash paid during the period for:
         Interest                                   $  60,927   $  56,534
                                                    =========   =========
         Income taxes                               $   2,850   $   3,289
                                                    =========   =========
       Non-cash financing and investing activities:
         Loans converted into real estate owned     $   1,359   $   1,712
                                                    =========   =========
         Loans exchanged for mortgage-backed
           securities                               $       0   $   1,116
                                                    =========   =========
         Common stock issued for preferred stock    $  24,522   $       0
                                                    =========   =========
         Preferred stock converted to common stock  $ (24,523)  $       0
                                                    =========   =========

     The accompanying notes are an integral part of the consolidated financial statements.

   STERLING FINANCIAL CORPORATION
   Consolidated Statement of Changes in Shareholders' Equity
   For the Nine Months Ended September 30, 1997
   (Unaudited)


                              Preferred Stock          Common Stock            Additional  Total
                              -----------------------  ----------------------  Paid-in     Unrealized  Retained    Shareholders'
                              Shares       Amount      Shares      Amount      Capital     Loss        Earnings    Equity
                              -----------  ----------  ----------  ----------  ----------  ----------  ----------  -------------
                              (Dollars in thousands)
   Balance, December 31, 1996  1,040,000   $   1,040   5,539,178   $   5,539   $  70,462   $  (6,020)  $  18,199   $  89,220
     Shares issued upon
       exercise of stock
       options                                            11,932          12         106                                 118
     Shares acquired and
       retired upon exercise
       of stock options                                   (5,209)         (5)        (84)                                (89)
     Preferred shares con-
       verted to common stock (1,035,700)     (1,036)  2,021,190       2,021        (986)                                 (1)
     Preferred shares
       redeemed                   (4,300)         (4)                                (98)                    (11)       (113)
     Dividends declared and
       paid on preferred
       stock ($0.45 per
       share)                                                                                               (940)       (940)
     Change in unrealized
       loss, net of income
       taxes                                                                                   2,962                   2,962
     Net income                                                                                            7,093       7,093
                              ----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Balance, September 30,
       1997                            0   $       0   7,567,091   $   7,567   $  69,400   $  (3,058)  $  24,341   $  98,250
                              ==========   =========   =========   =========   =========   =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements


     1.  General:
         --------
         Notes to the December 31, 1996 consolidated financial statements, as set forth in Sterling's December 31, 1996 Annual Report on
         Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three and nine months ended September 30, 1997 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1996 consolidated balance sheet was derived from the audited balance sheet as of that date.

     2.  Interim Adjustments:
         --------------------
         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

     3.  Reclassifications:
         ------------------
         Certain September 30, 1996 balances have been reclassified to conform with the September 30, 1997 presentation. These reclassifications had no effect on net loss or retained earnings as previously reported.

     4.  Other Borrowings:
         -----------------
         The following table details Sterling's other borrowings.

                                               September 30,  December 31,
                                               1997           1996
                                               -------------  ------------
                                               (Dollars in thousands)

           Term note payable                      $15,000       $15,000
           8.75% Subordinated Notes Due 2000       17,240        17,240
           Sterling obligated mandatorily
             redeemable preferred securities
             of subsidiary trust holding
             solely junior subordinated
             deferrable interest debentures
             of Sterling (1)                       40,000             0
                                                  -------       -------
                                                  $72,240       $32,240
                                                  =======       =======

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


         (1) On June 4, 1997, Sterling issued $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027 or are redeemable earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

     5.  Shareholders' Equity:
         ---------------------
         During the three months ended September 30, 1997, the $1.8125 Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") was called for redemption at $26.07 per share plus any accrued but unpaid dividends. During this period, 1,035,700 shares of Preferred Stock were converted to 2,021,190 shares of common stock as a result of the call for redemption. During this same period, 4,300 shares of Preferred Stock were redeemed for $113,000.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     6.  Operating Expenses:
         -------------------
         The following table details Sterling's components of total operating expenses.

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1997      1996      1997      1996
                                                    -------   --------  -------   -------
                                                    (Dollars in thousands)
             Employee compensation and benefits     $ 4,026   $ 3,171   $11,872   $ 9,188
             Occupancy and equipment                  1,562     1,471     4,460     4,174
             Depreciation                               767       763     2,325     2,247
             Amortization of unidentified
               intangibles                              157       208       553       689
             Amortization of core deposit premium       379       585     1,149     1,767
             Advertising                                452       440     1,362     1,289
             Data processing                            521       619     1,747     1,463
             Insurance                                  286       660       882     1,827
             SAIF assessment                              0     5,800         0     5,800
             Travel and entertainment                   267       360       789       832
             Legal and accounting                       346       996     1,104     1,654
             Other                                      669       899     1,540     1,211
                                                    -------   -------   -------   -------
                 Total operating expenses           $ 9,432   $15,972   $27,783   $32,141
                                                    =======   =======   =======   =======

     7.  Other Accounting Policies:
         --------------------------
         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information ("SFAS 131"). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. This Statement is effective for fiscal years beginning after December 15, 1997. Sterling has not yet determined the effect, if any, of SFAS 131 on its consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     7.  Other Accounting Policies, Continued:
         -------------------------------------
         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement but requires that an enterprise display net income as a component of comprehensive income in the financial statement. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This Statement will affect Sterling's reporting of unrealized gains and losses on available-for-sale investments and mortgage-backed securities, requiring reporting of these items on the financial statement that reports comprehensive income. Management has not yet determined which format it will choose to display comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997.

         In February 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. Sterling does not believe the application of this standard will have a material effect on the presentation of its EPS.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     STERLING FINANCIAL CORPORATION
     Comparison of the Three and Nine Months Ended September 30, 1997 and
     1996

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

     General
     -------
     Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Association ("Sterling Savings"). The significant operating subsidiaries of Sterling Savings are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings commenced operations in 1983 as a State of Washington-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington. Sterling, with $1.87 billion in total assets at September 30, 1997, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 41 retail branches located primarily in rural and suburban communities in Washington and Oregon. Sterling originates loans through its branch offices as well as 9 Action Mortgage residential loan production offices in the Spokane and Seattle, Washington; Portland, Oregon and Boise, Idaho metropolitan areas and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Seattle and Spokane, Washington and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial. Recently, Sterling has focused its efforts on becoming more like a community retail bank by increasing its construction, business banking and consumer lending while increasing its retail deposits. Sterling's revenues are derived primarily from interest earned on loans, investments and mortgage-backed securities, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary thrift regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions.

     Sterling intends to continue to pursue its growth strategy by focusing on internal growth as well as acquisition opportunities. As part of this strategy, Sterling is changing the mix of its assets and liabilities to become more like a community-based retail bank. During the past twelve months, Sterling's construction, business banking and consumer loans, which are higher yielding, have increased by 23.1% while residential permanent loans have decreased by 10.8%. From time to time, Sterling augments its internal growth with investments in mortgage-backed securities and other securities classified as available-for-sale. These securities increased by $227.7 million in the second and third quarters of 1997. This was in response to the Trust Preferred Securities offering that occurred in June 1997. See "Asset and Liability Management," "Results of Operations - Net Interest Income," and "Capital Resources." Further, Sterling may acquire (i) other financial institutions or branches thereof,
     (ii) branch facilities, (iii) mortgage loan servicing portfolios or mortgage banking operations, or (iv) other substantial assets or deposit liabilities, all of which would be subject to prior regulatory approval. As part of this growth strategy, Sterling engages from time to time in discussions concerning possible acquisitions. Sterling also monitors capital market conditions in its efforts to increase its capital resources to fund its growth. There can be no assurance, however, that Sterling will be successful in identifying, acquiring or assimilating appropriate acquisition candidates or be successful in implementing its internal growth strategy or that these activities will result in improved financial performance.

     Asset and Liability Management
     ------------------------------
     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's net interest income and its NPV (the net present value of assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, Federal Home Loan Bank of Seattle ("FHLB Seattle") advances and other borrowings, mature or reprice more rapidly or on different terms than do its interest-earning assets.
     The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates.
     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates.

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

     Sterling uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model also is designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. At September 30, 1997, Sterling calculated that its NPV was $114.7 million and that its NPV would decrease by 35.0% and 75.7%, respectively, if interest rate levels generally were to increase by 2% and 4%, respectively. This compares with an NPV of $98.6 million at September 30, 1996, which would decline by approximately 28.2% and 61.7%, respectively, if interest rate levels generally were to increase by 2% and 4%, respectively. During the three and nine months ended September 30, 1997, NPV increased due primarily to an increase in interest-sensitive assets and a decrease in long-term interest rates which increased the value of longer term assets. These calculations, which are highly subjective and technical, may differ materially from regulatory calculations.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year and three-year cumulative gap positions to be negative 12.2% and negative 12.8%, respectively, at September 30, 1997. This compares with Sterling's one- and three-year gap position of negative 9.2% and negative 8.0% at September 30, 1996. The widening of the negative gap positions at September 30, 1997, was due primarily to an increase in mortgage-backed securities, other securities and short-term liabilities. Management attempts to maintain Sterling's gap position between negative 5% and negative 20%. At September 30, 1997, Sterling's gap positions are within limits established by its Board of Directors. Management is pursuing strategies to increase its net interest income without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful in managing its gap positions and that its net interest income will not decline.

     During the past 12 months, short-term interest rates have been relatively stable, although on March 1997, the Federal Reserve Board implemented a policy to tighten credit by increasing the Federal Funds rate to 5.50%. Longer term interest rates have been somewhat more volatile with 30-year Treasury bond yields ranging between 6.30% and 7.17%. During June 1997, Sterling increased its capital resources through the issuance of $40.0 million of Trust Preferred Securities. Sterling subsequently increased its investments in mortgage-backed securities and other securities classified as available-for-sale by $227. 7 million. Sterling has funded this asset growth with short-term borrowings. These activities are intended to increase net interest income, but they have also resulted in an increase in interest rate risk ("IRR"). Sterling is also endeavoring to balance its IRR and to increase its net interest income through the origination and retention of variable-rate construction, business banking, consumer and commercial real estate loans which generally have higher yields than residential permanent loans. There can be no assurance that Sterling will be successful in implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR and increasing net interest income.

     Results of Operations
     ---------------------
     OVERVIEW. Sterling reported net income of $2.5 million, or $0.33 per fully diluted share, for the three months ended September 30, 1997. This compares with a net loss of $3.3 million, or ($0.68) per share, for the prior year's comparable period, which reflected a one-time Savings Association Insurance Fund ("SAIF") assessment of $5.8 million and other charges of $2.5 million. Net income for the nine months ended September 30, 1997, was $7.1 million, or $0.92 per fully diluted share. This compares with approximately $288,000 for the nine months ended September 30, 1996. After deducting dividends on Preferred Stock, the net income (loss) available to common shareholders for the nine months ended September 30, 1997 and 1996 was $1.07 and ($0.21), respectively, per fully diluted share. The comparison to last year is difficult because of the one-time SAIF assessment and other charges. However, earnings for the current three- and nine-month periods reflect an increase in net interest income and other income.

     The annualized return on average assets was 0.56% and negative 0.88% for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the annualized return on average assets was 0.57% and 0.02%, respectively. The increase is primarily attributable to an increase in net income from the prior year's comparable period. The annualized return on average equity was 13.02% and negative 23.84% for the three months ended September 30, 1997 and 1996, respectively. The annualized return on average equity was 11.96% and negative 2.32% for the nine months ended September 30, 1997 and 1996, respectively. The increase is primarily attributable to an increase in net income.

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income. Net interest income is the difference between interest income, primarily from loans, mortgage-backed securities and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended September 30, 1997 and 1996, net interest income was $11.6 million and $9.5 million, respectively, an increase of 21.5%. For the nine months ended September 30, 1997 and 1996, net interest income was $33.6 million and $28.0 million, respectively, an increase of 20.4%. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in net interest income during the quarter ended September 30, 1997 was due primarily to an increase in the volume of interest-earning assets. During the three months ended September 30, 1997 and 1996, the volume of average interest-earning assets was $1.72 billion and $1.41 billion, respectively. Net interest spread during these periods was 2.41% and 2.46%, respectively. The net interest margin for the three months ended September 30, 1997 and 1996 was 2.66% and 2.67%, respectively.

     The decreases in net interest spread and net interest margin were due primarily to an increase in the volume of lower yielding mortgage-backed securities and other investments funded by FHLB advances and other borrowings. During the nine months ended September 30, 1997 and 1996, the volume of average earning assets was $1.58 billion and $1.42 billion, respectively. Net interest spread during these periods was 2.60% and 2.42%, respectively. During the nine months ended September 30, 1997 and 1996, the net interest margin was 2.85% and 2.64%, respectively. The increase in net interest income, net interest spread and net interest margin during these periods was due primarily to an increase in the volume of interest-earning assets.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses on loans by charging income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for loan losses of $675,000 and $550,000 for the three months ended September 30, 1997 and 1996, respectively. Sterling recorded provisions of $1.8 million and $1.4 million for the nine months ended September 30, 1997 and 1996, respectively. Sterling increased its provision for loan losses in anticipation of potentially higher levels of loss from its expanded construction, business banking and consumer lending activity. At September 30, 1997, Sterling's loan delinquency rate as a percentage of total loans was 0.85%, compared with 0.53% at December 31, 1996 and 0.53% at September 30, 1996.
     Total nonperforming loans was $4.7 million at September 30, 1997, compared with $2.5 million at December 31, 1996 and $3.7 million at September 30, 1996.

     As a percentage of total loans, nonperforming loans were 0.41% at September 30, 1997, compared with 0.25% at December 31, 1996 and 0.36% at September 30, 1996. Management believes the provisions for the three and nine months ended September 30, 1997 and 1996, represented appropriate additions based upon its evaluation of the factors affecting the adequacy of valuation allowances, although there can be no assurances in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and other factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1997      1996      1997      1996
                                                    -------   --------  -------   -------
                                                    (Dollars in thousands)
      Fees and service charges                      $ 1,264   $ 1,155   $ 3,761   $ 3,277
      Mortgage banking operations                       442       715     1,530     2,517
      Loan servicing fees                               311       118       968       580
      Net gain on sales of securities                   582         0     1,154         7
      Net gain (loss) on sales and operations
      of real estate owned                               33      (167)      (60)     (224)
                                                    -------   -------   -------   -------
                                                    $ 2,632   $ 1,821   $ 7,353   $ 6,157
                                                    =======   =======   =======   =======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees and commissions on sales of mutual funds and annuity products. The increase was due primarily to growth in checking accounts and an increase in service charges and fees on deposit accounts.

     The decrease in income from mortgage banking operations for the three and nine months ended September 30, 1997, compared with the three and nine months ended September 30, 1996, primarily resulted from decreases in the volume of residential loans sold of approximately $14.5 million and $62.9 million, respectively. This partially reflects a higher retention of loans for the permanent loan portfolio.

     The following table summarizes residential permanent loan originations and sales of these loans for the periods indicated.

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1997      1996      1997      1996
                                                    -------   --------  -------   -------
                                                    (Dollars in millions)
      Originations of one- to four-family
        permanent mortgage loans                    $  52.0   $  40.7   $ 113.5   $ 133.4
      Sales of residential loans                       26.5      40.9      87.3     150.2
      Principal balances of mortgage loans
        serviced for others                           484.4     565.8     484.4     565.8

     Loan servicing fees increased for the three and nine months ended September 30, 1997 compared with the prior year's comparable periods, reflecting a decrease in the balance of loans serviced that have amortization of a related acquisition premium offsetting the loan servicing income. Sterling's average loan servicing portfolio for the nine months ended September 30, 1997 and 1996 was approximately $516.5 million and $677.5 million, respectively. Sterling continues to anticipate retaining a significant portion of the current balance of loans serviced for others, although there can be no assurances in this regard.

     During the nine months ended September 30, 1997, Sterling sold approximately $203.1 million of mortgage-backed securities, resulting in a gain of $1.2 million. No such sales were made in the same period in 1996.

     OPERATING EXPENSES. Operating expenses were $9.4 million and $16.0 million for the three months ended September 30, 1997 and 1996, respectively. Operating expenses for the nine months ended
     September 30, 1997 and 1996 were $27.8 million and $32.1 million, respectively. The decrease during the three and nine months ended September 30, 1997, is due primarily to a one-time SAIF assessment charge of $5.8 million and $1.8 million in other one-time expenses in September 1996. Employee compensation and benefits were $4.0 million and $3.2 million for the quarters ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997 and 1996, employee compensation and benefits were $11.9 million and $9.2 million, respectively. The increase primarily reflects an increase in lending staff related to Sterling's efforts to increase its commercial real estate, business banking and consumer lending areas. It also reflects a reduction in the amount of personnel cost deferred as the mix of loan originations is shifting away from residential permanent mortgage to construction, business banking and consumer loans. Data processing costs were $521,000 and $619,000, for the three months ended September 30, 1997 and 1996, respectively. The decrease reflects a number of credits received from Sterling's financial processing servicer. Insurance expense decreased to $882,000 for the nine months ended September 30, 1997 from $1.8 million for the nine months ended September 30, 1996. The decrease is due primarily to the reduction in the SAIF assessment rate on deposits during 1997. Legal and accounting expenses decreased $650,000 for the nine months ended September 30, 1997 from the prior year's comparable period. The decrease was due primarily to a decrease in legal fees for the period.

     INCOME TAX PROVISION. Sterling recorded a $1.6 million income tax provision and a $1.9 million income tax benefit for the three months ended September 30, 1997 and 1996, respectively. Income tax provisions were $4.3 million and $332,000 for the nine months ended September 30, 1997 and 1996, respectively. The effective tax rates were approximately 38.0% and 36.4% for the three months ended September 30, 1997 and 1996, respectively. These rates were higher than the federal statutory rate of 35.0%, due primarily to state income taxes and the nondeductible amortization of intangible assets.

     Liquidity and Sources of Funds
     ------------------------------
     As a financial institution, 0Sterling's primary sources of funds are its financing and investing activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle, securities sold subject to repurchase agreements ("reverse repurchase agreements") and other borrowings. Deposits increased $97.2 million to $999.5 million at September 30, 1997, from $902.3 million at December 31, 1996. At September 30, 1997, approximately $75.1 million of deposits consisted of public funds that generally have maturities of 60 days or less. Advances from the FHLB Seattle increased to $365.0 million at September 30, 1997 from $259.6 million at December 31, 1996. At September 30, 1997 and December 31, 1996, reverse repurchase agreements were $303.6 million and $229.8 million, respectively. These borrowings are secured by investments and mortgage-backed securities with a market value exceeding the face value of the borrowings. Under certain circumstances Sterling could be required to pledge additional securities or reduce the borrowings. Additionally, the maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings. Other borrowings consist of a term note, 8.75% Subordinated Notes Due 2000 ("Subordinated Notes") and Trust Preferred Securities. See Note 4 of Notes to Consolidated Financial Statements. These obligations are all long-term borrowings. Management plans to continue to rely upon the FHLB Seattle advances and reverse repurchase agreements to help fund its operations to the extent loan originations exceed increases in deposits.

     During the nine months ended September 30, 1997, cash provided or used by investing activities consisted primarily of loan disbursements, principal payments on loans, purchases of mortgage-backed securities and investments, and sales of mortgage-backed securities. The levels of these payments and sales increase or decrease depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.

     Sterling Savings' credit line with the FHLB Seattle is 35% of its total assets. At September 30, 1997, this credit line represented a total borrowing capacity of approximately $657.0 million, of which $292.0 million was available. Sterling Savings also borrows on a secured basis from major broker/dealers and financial entities by selling reverse repurchase agreements. At September 30, 1997, Sterling Savings had $303.6 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $236.3 million. Sterling Savings also had a secured line of credit from a commercial bank of approximately $10.0 million as of September 30, 1997. At
     September 30, 1997, Sterling Savings had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling Financial had cash and other resources of approximately $21.1 million and a line of credit from a commercial bank of approximately $5.0 million at September 30, 1997. At September 30, 1997, Sterling Financial had no funds drawn on this line of credit. At September 30, 1997, Sterling Financial had an investment of $115.5 million in the stock of Sterling Savings. Sterling Savings' ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS. Sterling Financial received cash dividends on Sterling Savings stock of $4.3 million during the nine months ended September 30, 1997. These resources were sufficient to meet the operating needs of Sterling Financial, including interest expense on the $40.0 million Trust Preferred Securities and other borrowings and dividends on the Preferred Stock. The conversion and redemption of all of the outstanding Preferred Stock has eliminated the future payment of dividends on the Preferred Stock. See "Capital Resources."

     OTS regulations require savings institutions such as Sterling Savings to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 5%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At
     September 30, 1997, Sterling Savings' liquidity ratio was 14.8%, compared with 10.9% at December 31, 1996. The higher level of liquidity at September 30, 1997 was due primarily to the purchase and retention of qualifying securities. Sterling Savings' strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings' subsidiaries, potential borrowings against mortgage-backed securities or investment securities and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     Capital Resources
     -----------------
     Sterling's total shareholders' equity was $98.3 million at September 30, 1997, compared with $89.2 million at December 31, 1996. The increase in total shareholders' equity primarily reflects an increase in retained earnings and a decrease in the unrealized loss on available-for-sale securities. At September 30, 1997 and December 31, 1996, shareholders' equity was 5.3% and 5.8%, respectively, of total assets.

     During the quarter, the Preferred Stock was called for redemption at $26.07 per share plus any accrued but unpaid dividends. During the nine months ended September 30, 1997, 1,035,700 shares of Preferred Stock were converted to 2,021,190 shares of common stock as a result of the call for redemption. During the same period, 4,300 shares of Preferred Stock were redeemed for $113,000. See "Statement of Changes in Shareholders Equity."

     Sterling recorded at September 30, 1997, an unrealized loss of $3.1 million, net of related income taxes, on investment and debt securities classified as available-for-sale. The decrease in the unrealized loss of $3.0 million from the December 31, 1996 balance of $6.0 million primarily reflects an increase in the market valuation of mortgage-backed securities and treasury securities due to a decrease in long-term interest rates. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods.

     Sterling has issued and outstanding $40.0 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or make other capital distributions. The Trust Preferred Securities are treated as debt of Sterling. The Trust Preferred Securities mature on June 30, 2027 and are redeemable earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise.

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

     In order to improve and expand branch locations, Sterling has incurred capital expenditures of approximately $1.0 million as of September 30, 1997. Sterling anticipates total capital expenditures for the year ended December 31, 1997 to be approximately $1.2 million. Sterling anticipates continuing to fund these capital expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements, but there can be no assurance that any of these transactions will occur.

     Sterling Savings is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. At September 30, 1997, Sterling Savings exceeded all such regulatory capital requirements. Sterling continues to monitor capital markets and look for opportunities to increase its capital resources.

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

     Items 2 through 5 are omitted from this report as inapplicable.

     Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit No.    Exhibit
          -----------    ------------------------------------------------
          11.1           Statement regarding Computation of Per Share
                         Earnings.  Filed herewith.

          27.1           Financial Data Schedule.  Filed herewith.


     (b) Reports on Form 8-K. A report on Form 8-K was filed on August 5, 1997, announcing the conversion of substantially all of the remaining issued and outstanding shares of its Preferred Stock.

     STERLING FINANCIAL CORPORATION

     S i g n a t u r e s



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STERLING FINANCIAL CORPORATION
                                        (Registrant)



     November 12, 1997                  By: /s/ Daniel G. Byrne
     --------------------------------       -----------------------------
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