Form 10-K
period 1997-12-31
STERLING FINANCIAL CORP /WA/
filed 1998-03-30
CIK 891106

FORM 10-K


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

     (Mark One)
      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]
          For the fiscal year ended December 31, 1997
                                    -----------------
          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]
          For the transition period from                 to
                                         ---------------    ---------------
          COMMISSION FILE NUMBER 0-20800
                                 -------

                         STERLING FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Washington                                        91-1572822
          ------------------------------------------    -------------------
            (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)             Identification No.)

          111 North Wall Street, Spokane, Washington           99201
          ------------------------------------------    -------------------
           (Address of principal executive offices)          (Zip code)

          Registrant's telephone number, including area code: (509) 458-2711

          Securities registered pursuant to Section 12(b) of the Act:

                None                               None
          ----------------      -------------------------------------------
          (Title of class)      (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($1.00 par value)
                        8.75% Subordinated Notes Due 2000
                  9.50% Cumulative Capital Securities Due 2027
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

     As of February 27, 1998, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the Nasdaq National Market, was $174,627,031.

     The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, as of February 27, 1998 was 7,578,552.

     DOCUMENTS INCORPORATED BY REFERENCE

     Specific portions of the Registrant's Proxy Statement dated April 2, 1998 are incorporated by reference into Part III hereof.

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     STERLING FINANCIAL CORPORATION

     DECEMBER 31, 1997 ANNUAL REPORT ON FORM 10-K
     TABLE OF CONTENTS


     PART I
     Item 1.   Business
               General
               Recent Developments
               Growth and Acquisition Strategies
               Lending Activities
               Investments and Mortgage-Backed Securities
               Sources of Funds
               Subsidiaries
               Competition
               Personnel
               Regulation

     Item 2.   Properties

     Item 3.   Legal Proceedings

     Item 4.   Submission of Matters to a Vote of Security Holders

     PART II
     Item 5.   Market for the Registrant's Stock and Related Shareholder
                 Matters

     Item 6.   Selected Financial Data

     Item 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations
               General
               Net Interest Income
               Asset and Liability Management
               Results of Operations for the Twelve Months Ended
                 December 31, 1997 and 1996
               Results of Operations for the Six Months Ended
                 December 31, 1996 and 1995
               Results of Operations for Fiscal Years Ended June 30, 1996
                 and 1995
               Liquidity and Sources of Funds
               Capital Resources
               New Accounting Standards
               Year 2000 Issues
               Effects of Inflation and Changing Prices

     Item 7.A. Quantitative and Qualitative Disclosures About Market Risk

     Item 8.   Financial Statements and Supplementary Data

     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     PART III
     Item 10.  Directors and Executive Officers of the Registrant

     Item 11.  Executive Compensation

     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management

     Item 13.  Certain Relationships and Related Transactions

     PART IV   56
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

     SIGNATURES
               Consolidated Financial Statements

     Any trend or forward-looking information discussed in this report is subject to numerous possible risks and uncertainties. These include but are not limited to: the possibility of adverse economic developments which may, among other things, increase default and delinquency risks in Sterling's loan portfolios; shifts in interest rates which may result in lower interest rate margins; changes in accounting policies; changes in the monetary and fiscal policies of the federal government; changes in the regulatory and competitive environment, and other risks. Sterling's future results may differ materially from historical results as well as from any trend or forward-looking information included in this report.


     PART I
     Item 1.   Business
     ------------------
     GENERAL

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

     Sterling endeavors to provide personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with approximately $1.9 billion in total assets at December 31, 1997, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 41 retail branches located primarily in rural and suburban communities in Washington and Oregon. Sterling originates loans through its branch offices as well as eight Action Mortgage residential loan production offices in the Spokane and Seattle, Washington; Portland, Oregon and Boise, Idaho metropolitan areas and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Seattle and Spokane, Washington and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

     Recently, Sterling has focused its efforts on becoming more like a community bank by increasing its construction, business banking and consumer lending while increasing its retail deposits. Sterling's revenues are derived primarily from interest earned on loans and mortgage-backed securities ("MBS"), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor"). See "Regulation."

     Sterling changed its fiscal year-end from June 30 to December 31, effective December 31, 1996. Accordingly, results of operations included herein have been presented for the twelve months ended December 31, 1997 and 1996, six months ended December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995.

     RECENT DEVELOPMENTS

     To further enhance its presence in the Pacific Northwest market, Sterling has been working to expand its community bank delivery system, focusing primarily on deposit gathering and lending. On February 2, 1998, Sterling signed an agreement to acquire 33 branch offices in Washington, Idaho and Oregon from KeyBank National Association ("KeyBank"). The purchase includes approximately $585 million of deposit balances, the owned branch facilities, branch furniture, fixtures and certain equipment and approximately $133 million of loan balances. To acquire these branches, Sterling will pay approximately $72 million based upon a premium on deposits plus the value of the assets related to these branches. Sterling anticipates using the net proceeds of approximately $380 million from this transaction to reduce its borrowings and wholesale liabilities. As a result of this transaction, Sterling's total assets are expected to increase by approximately $150 million.

     In order to finance this transaction, Sterling will use its existing cash resources and borrowing capacities supplemented with additional borrowings of approximately $25 million. Sterling may also increase its capital resources through an offering of debt or equity securities, the proceeds of which offering will likely be issued to retire certain borrowings.

     The strategic advantages of the branch acquisition to Sterling are expected to include (i) a reduction in its cost of funds which should contribute to an improvement in net interest margin, (ii) an expanded branch network through which to generate additional loans and retail deposits, and (iii) an increased presence with Sterling's existing markets of Washington and Oregon, as well as expansion into certain markets in Idaho. Sterling's operating costs will increase as a result of adding these branches and amortizing the core deposit premium and other intangible assets over time. Sterling anticipates the amortization period to be 10 to 15 years.

     The acquisition is subject to regulatory approvals and other conditions of closing and is scheduled to close in mid-year 1998. Management anticipates securing regulatory approvals, meeting other conditions of closing and obtaining appropriate financing, although there can be no assurance in this regard.

     GROWTH AND ACQUISITION STRATEGIES

     Sterling intends to continue to pursue an aggressive growth strategy. In addition, Sterling has grown and may seek to grow by acquiring other financial institutions or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. There is significant competition for acquisitions in Sterling's market area, and Sterling may not be able to acquire other institutions on attractive terms. Furthermore, the success of Sterling's growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate internal growth and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its internal growth strategy.

     LENDING ACTIVITIES

     FOCUS ON COMMUNITY LENDING. In recent years, Sterling has focused its efforts on becoming more like a community retail bank. Sterling is increasing its business banking, consumer and construction lending. Business banking, consumer and construction loans generally produce higher yields than residential mortgage loans. Such loans, however, generally involve a higher degree of risk than the financing of residential real estate.

     BUSINESS BANKING LENDING. Sterling offers business banking loans primarily collateralized by various types of property including accounts receivable, inventory and equipment. Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Business banking loans typically offer relatively higher yields and variable interest rates. The availability of such loans enables potential depositors to establish a full-service banking relationship with Sterling. Sterling attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers. Sterling's Private Banking Group provides services to higher net worth and higher income borrowers by originating a variety of consumer and business banking loans to meet their needs. Such loans generally meet the same underwriting requirements as similar loans of the same type but typically involve larger balances and may have nonstandard terms. Sterling is permitted to hold 20% of its assets as business banking loans. At December 31, 1997, business banking loans were 12.9% of assets.

     CONSUMER LENDING. Sterling's consumer lending program provides loans for home improvements, automobiles, personal lines of credit, boats and certain other purposes. Generally, consumer loans are originated for terms ranging from six months to ten years. Interest rates are either fixed or adjustable monthly, quarterly or semiannually, based on a contractual formula at a margin over an established external index. Sterling also makes loans collateralized by savings accounts and second mortgage loans collateralized by real estate. Fixed rate secured financing is available with amortization terms up to 15 years. The consumer loan portfolio also includes dealer-generated installment contracts for consumer goods, including automobiles and boats. The majority of these indirect loans are installment loans with fixed interest rates. Consumer loans, especially those originated through dealers, generally have greater inherent risks than other types of loans.

     ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. Sterling originates fixed rate and adjustable rate mortgages ("ARMs"), which have interest rates that adjust annually or every three, five and seven years and are indexed to the weekly average yield on one-year U.S. Treasury securities. Sterling also originates one- to four-family residential construction loans.

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

     Sterling makes residential construction loans on custom homes, pre-sold homes and homes that are not pre-sold. Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Sterling's risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Sterling endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers and by dealing only with qualified builders/borrowers.

     Since fiscal year 1994, there has been a significant decrease in the volume of Sterling's permanent residential mortgage lending. During the twelve months ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995, Sterling's residential lending arm, Action Mortgage, increased its residential construction lending in an effort to offset this decline in permanent residential lending and to improve its operating margins.

     At December 31, 1997, approximately 15% of Sterling's total loan portfolio consisted of one- to four-family residential construction loans, approximately 85% of which were for properties that were not custom built or pre-sold. Further, approximately 72% of Sterling's one- to four-family residential construction loan portfolio was concentrated in the Portland, Oregon market which is served by one loan production office. A reduction in the demand for residential housing could have a negative impact on Sterling. In addition, at December 31, 1997, another 11% of Sterling's loan portfolio consisted of multifamily residential construction and commercial property construction loans.

     MULTIFAMILY RESIDENTIAL AND COMMERCIAL PROPERTY LENDING. Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property in the Pacific Northwest. Construction loans on such properties typically have terms of 12 to 18 months and provide for variable interest rates. Permanent loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial property loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because they typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending. These risks include excessive vacancy rates or inadequate operating cash flows. Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner. Sterling attempts to reduce its exposure to these risks, typically by investigating the borrowers' finances, and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties and acquiring personal guarantees from the borrowers.

     The following table sets forth information on loan origination and sale activities for the periods indicated.


                                                      Twelve Months Ended                  Six Months Ended
                                                      December 31,                         December 31,
                                                      -----------------------------------  ----------------------------------
                                                      1997               1996              1996              1995
                                                      -----------------  ----------------  ----------------  ----------------
                                                      Amount     %       Amount    %       Amount    %       Amount    %
                                                      --------   ------  --------  ------  --------  ------  --------  ------
                                                      (Dollars in thousands)

      Mortgage--permanent:
        One- to four-family residential               $174,285    21.8%  $165,246   25.5%  $ 72,524   23.0%  $124,246   35.2%
        Multifamily residential                         28,515     3.6      3,419    0.5      2,200    0.7      9,875    2.8
        Commercial property                             36,410     4.5     19,690    3.0     16,790    5.3     25,861    7.3

      Mortgage--construction:
        One- to four-family residential                215,758    26.9    195,800   30.3     94,331   29.9     76,137   21.6
        Multifamily residential                         62,356     7.8     51,601    8.0     12,735    4.0     29,303    8.3
      Commercial property                               10,825     1.4     28,704    4.4     10,925    3.5     17,455    4.9

      Non-mortgage:
        Consumer                                        99,641    12.4     56,163    8.7     33,333   10.6     25,934    7.4
        Business banking                               173,014    21.6    126,483   19.6     72,676   23.0     44,015   12.5
                                                      --------   -----   --------  -----   --------  -----   --------  -----
      Total loans originated                          $800,804   100.0%  $647,106  100.0%  $315,514  100.0%  $352,826  100.0%
                                                      ========   =====   ========  =====   ========  =====   ========  =====

      Residential mortgage loans sold                 $108,004           $187,121          $ 77,856          $122,797


                                                      Twelve Months Ended
                                                      December 31,
                                                      -----------------------------------
                                                      1997               1996
                                                      -----------------  ----------------
                                                      Amount     %       Amount    %
                                                      --------   ------  --------  ------
                                                      (Dollars in thousands)

      Mortgage--permanent:
        One- to four-family residential               $216,968    31.7%  $286,033   43.7%
        Multifamily residential                         11,094     1.6     19,398    3.0
        Commercial property                             28,761     4.2     11,460    1.7

      Mortgage--construction:
        One- to four-family residential                177,606    26.0    144,136   22.0
        Multifamily residential                         68,169    10.0     29,945    4.6
      Commercial property                               35,234     5.1     21,850    3.3

      Non-mortgage:
        Consumer                                        48,764     7.1     61,769    9.4
        Business banking                                97,822    14.3     80,330   12.3
                                                      --------   -----   --------  -----
      Total loans originated                          $684,418   100.0%  $654,921  100.0%
                                                      ========   =====   ========  =====

      Residential mortgage loans sold                 $232,061           $ 98,192

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of Sterling's loan portfolio by type of loan at the dates indicated.

                                               December 31,                            June 30,
                                               --------------------------------------  --------------------------------------
                                               1997                1996                1996                1995
                                               ------------------  ------------------  ------------------  ------------------
                                               Amount      %       Amount      %       Amount      %       Amount      %
                                               ----------  ------  ----------  ------  ----------  ------  ----------  ------
                                               (Dollars in thousands)
      Mortgage-permanent:
        One- to four-family residential        $  282,894   24.2%  $  274,757   26.6%  $  302,526   30.0%  $  600,438   53.0%
        Multifamily residential                    65,621    5.6       69,728    6.8       64,305    6.4       59,776    5.3
        Commercial property                       118,270   10.1      102,279    9.9      101,243   10.1       85,511    7.5
        Land and other                                352    0.0          361    0.0          374    0.0        2,271    0.2
                                               ----------  -----   ----------  -----   ----------  -----   ----------  -----
                                                  467,137   39.9      447,125   43.3      468,448   46.5      747,996   66.0
                                               ----------  -----   ----------  -----   ----------  -----   ----------  -----
      Mortgage-construction:
        One- to four-family residential           178,834   15.3      148,252   14.3      137,930   13.7      113,531   10.0
        Multifamily residential                    97,059    8.3       77,743    7.5       79,048    7.8       42,158    3.7
        Commercial property                        26,386    2.3       37,875    3.7       40,003    4.0       22,630    2.0
                                               ----------  -----   ----------  -----   ----------  -----   ----------  -----
                                                  302,279   25.9    263,870     25.5      256,981   25.5      178,319   15.7
                                               ----------  -----   ----------  -----   ----------  -----   ----------  -----
      Total mortgage loans                        769,416   65.8      710,995   68.8      725,429   72.0      926,315   81.7
      Consumer                                    157,277   13.5      123,340   11.9      111,507   11.1      108,182    9.5
      Business banking                            241,808   20.7      199,848   19.3      169,830   16.9       99,528    8.8
                                               ----------  -----   ----------  -----   ----------  -----   ----------  -----
      Total loans receivable                    1,168,501  100.0%   1,034,183  100.0%   1,006,766  100.0%   1,134,025  100.0%
                                                           =====               =====               =====               =====
      Undisbursed portion of loans in
        process                                   (90,111)            (91,791)           (112,325)            (73,584)
      Deferred loan  origination costs
        (fees)                                        540                 468                 891               3,153
      Discount on loans acquired pursuant
        to purchase transactions                     (380)               (629)               (776)             (1,122)
      Allowance for loan losses                    (8,959)             (7,891)             (7,889)             (7,361)
                                               ----------          ----------          ----------          ----------
      Loans receivable                         $1,069,591          $  934,340          $  886,667          $1,055,111
                                               ==========          ==========          ==========          ==========

                                               June 30,
                                               --------------------------------------
                                               1994                1993
                                               ------------------  ------------------
                                               Amount      %       Amount      %
                                               ----------  ------  ----------  ------
                                               (Dollars in thousands)
      Mortgage-permanent:
        One- to four-family residential        $  575,363   64.3%     389,177   63.4%
        Multifamily residential                    45,188    5.1       50,543    8.3
        Commercial property                        78,822    8.8       76,125   12.4
        Land and other                              2,702    0.3        4,406    0.7
                                               ----------  -----   ----------  -----
                                                  702,075   78.5      520,251   84.8
                                               ----------  -----   ----------  -----
      Mortgage-construction:
        One- to four-family residential            37,054    4.1       14,014    2.3
        Multifamily residential                    31,856    3.6        6,500    1.0
        Commercial property                           833    0.1          375    0.1
                                               ----------  -----   ----------  -----
                                                   69,743    7.8       20,889    3.4
                                               ----------  -----   ----------  -----
      Total mortgage loans                        771,818   86.3      541,140   88.2
      Consumer                                     69,316    7.8       43,870    7.2
      Business banking                             52,700    5.9       28,507    4.6
                                               ----------  -----   ----------  -----
      Total loans receivable                      893,834  100.0%     613,517  100.0%
                                                           =====               =====
      Undisbursed portion of loans in
        process                                   (44,148)            (13,009)
      Deferred loan  origination costs
        (fees)                                      2,082                (177)
      Discount on loans acquired pursuant
        to purchase transactions                   (1,508)             (1,943)
      Allowance for loan losses                    (5,740)             (4,719)
                                               ----------          ----------
      Loans receivable                         $  844,520          $  593,669
                                               ==========          ==========

     CONTRACTUAL PRINCIPAL PAYMENTS. The following table sets forth the scheduled contractual principal repayments for Sterling's loan portfolio at December 31, 1997. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, deferred loan origination costs and fees, or allowances for loan losses.

                                                        Principal Payments
                                     Balance            Contractually Due in Fiscal Years
                                     Outstanding at     ----------------------------------
                                     December 31, 1997  1998        1999-2002   Thereafter
                                     -----------------  ----------  ----------  ----------
                                     (Dollars in thousands)
      Mortgage--permanent:
        Fixed rate                      $  173,431      $   15,250  $   49,821  $  108,360
        Variable rate                      293,706          12,006      55,108     226,592
      Mortgage--construction               302,279         197,117      84,452      20,710
      Consumer                             157,277          27,592      63,441      66,244
      Business banking                     241,808          65,757      51,302     124,749
                                        ----------      ----------  ----------  ----------
                                        $1,168,501      $  317,722  $  304,124  $  546,655
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

     For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 0.25% to 0.375% of the unpaid principal balance of each loan, to compensate for the costs of performing the servicing function. At December 31, 1997 and 1996 and June 30, 1996, Sterling serviced for itself and for other investors residential mortgage loans totaling $1.6 billion, $1.5 billion and $1.5 billion, respectively. Of such mortgage loans, Sterling serviced $378.9 million, $530.5 million and $574.6 million, respectively, at these dates for the FHLMC and the FNMA. Sterling's ability to continue as a seller/servicer for the FHLMC and the FNMA is dependent upon meeting the qualifications of these agencies. Sterling currently meets all applicable requirements.

     From time to time, Sterling has sold portfolios of servicing rights primarily to improve earnings and to increase its regulatory capital ratios. During the twelve months ended December 31, 1997 and the six months ended December 31, 1996, Sterling did not transfer any portfolio of servicing rights. During the fiscal years ended
     June 30, 1996 and 1995, Sterling sold in bulk rights to service conventional loans for others of approximately $172.2 million and $437.8 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereafter referred to as "Management's Discussion and Analysis") - Results of Operations - Other Income."

     SECONDARY MARKET ACTIVITIES. Sterling has developed correspondent relationships with a number of mortgage companies and financial institutions to facilitate the origination or purchase and sale of mortgage loans in the secondary market on either a participation or whole loan basis. Substantially all of such purchased loans or participations are secured by real estate. Those agents who present loans to Sterling for purchase are required to provide a processed loan package prior to commitment. Sterling then underwrites the loan in accordance with its established lending standards.

     In originating one- to four-family residential mortgage loans for sale in the secondary market, Sterling incurs market risk from the time of the loan commitments until such time as the loans are sold. To help minimize this risk, Sterling typically obtains simultaneous commitments from investors to purchase such loans at specified yields.

     In recent years, the majority of conventional, Federal Housing Administration-("FHA") and Veteran's Administration-("VA") insured loans have been sold into the secondary market on a loan-by-loan
     servicing-released basis.   Sterling generally receives a fee of
     approximately 1.0% to 2.0% of the principal balance of such loans for releasing the servicing.

     LOAN COMMITMENTS. Sterling uses written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans aggregating $141.2 million at December 31, 1997. Sterling also had secured and unsecured commercial and personal lines of credit totaling approximately $124.6 million, of which the undisbursed portion was approximately $58.1 million at December 31, 1997. See Note 17 of "Notes to Consolidated Financial Statements" included herein.

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

     Substandard assets have deficiencies which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets increased to $19.4 million at December 31, 1997 from $16.1 million at December 31, 1996 and $8.1 million at June 30, 1996, respectively. As a percentage of total assets, classified assets were 1.0%, 1.0% and 0.6%, respectively, for these periods. See "- Major Classified Loans."

     Assets classified as substandard or doubtful require the establishment of general valuation allowances in amounts considered by management to be adequate under generally accepted accounting principles ("GAAP"). Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount. At December 31, 1997, Sterling's assets classified as loss totaled $462,000. Judgments regarding the adequacy of a general valuation allowance are based on on-going evaluations of the nature, volume and quality of the loan portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

     REO is recorded at the lower of estimated fair value, less estimated selling expenses, or carrying value at foreclosure. Fair value is defined as the amount in cash or other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal. The carrying value of REO is continuously evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value (which considers, among other things, estimated direct holding costs and selling expenses).

     The following table sets forth the activity in Sterling's REO for the periods indicated.

                                                                                Fiscal Years Ended
                                                                                June 30,
                                        Twelve Months Ended  Six Months Ended   ------------------
                                        December 31, 1997    December 31, 1996  1996      1995
                                        -------------------  -----------------  --------  --------
                                        (Dollars in thousands)
      Balance at beginning of period          $ 3,974            $ 4,874        $ 5,298   $ 7,298
      Loan foreclosures and other
        additions                               6,865              1,839          1,628     1,568
      Capitalized expenses.                       627                181            124         0
      Sales and other reductions               (2,476)            (2,889)        (2,108)   (3,534)
      Provisions for loss                        (173)               (31)           (68)      (34)
                                              -------            -------        -------   -------
      Balance at end of period                $ 8,817            $ 3,974        $ 4,874   $ 5,298
                                              =======            =======        =======   =======

     MAJOR CLASSIFIED LOANS. Each of Sterling's classified loans with a net carrying value at December 31, 1997 of more than $400,000 is described below. The following loans are classified at December 31, 1997.

     Sterling acquired a loan as part of an acquisition from an insolvent savings association. This nonperforming loan is secured by an office/warehouse building located in Garland, Texas. A foreclosure sale is scheduled to occur in the first half of 1998. The carrying value on this loan at December 31, 1997 was $1.5 million. Sterling has established a general valuation allowance of approximately $164,000 for this loan.

     Sterling holds a loan secured by a deed of trust on a multifamily apartment complex located in Tacoma, Washington. The loan matured in January 1997. Sterling is proceeding against the borrowers with judicial foreclosure action. The carrying value of this loan at December 31, 1997 was $1.2 million. No specific allowance has been established for this loan.

     Sterling holds a loan secured by a commercial warehouse plus excess land located in Beaverton, Oregon. The loan was current at December 31, 1997, but is classified due to delinquent payment history over the past year. The carrying value of this loan at December 31, 1997 was $1.1 million. No specific allowance has been established for this loan.

     Sterling holds several loans to a business based in Spokane, Washington. These loans, secured by accounts receivable, equipment and inventory, were current at December 31, 1997, although there has been a history of delinquent payments on the loans. The aggregate carrying value of these loans at December 31, 1997 was $548,000. No specific allowance has been established for these loans.

     Sterling holds a commercial construction loan secured by two 2-story office buildings in Richland, Washington. The borrower has filed for Chapter 11 bankruptcy, and Sterling is preparing a motion for relief from stay in order to foreclose. The carrying value on this loan at December 31, 1997 was approximately $1.6 million. No specific allowance has been established for this loan.

     Sterling holds a loan secured by a deed of trust on a pyrolysis (tire recycling) plant located in Chehalis, Washington and by deeds of trust on residential properties and assignments of real estate contracts. This nonperforming loan was acquired through Sterling's past acquisition of an insolvent savings association. The carrying value on the loan at December 31, 1997 was $1.0 million. No specific allowance has been established for this loan.

     MAJOR REAL ESTATE OWNED. Each of Sterling's REO properties with a net carrying value at December 31, 1997 of more than $400,000 is described below.

     Sterling acquired through foreclosure in November 1997 commercial property in Spokane and Kennewick, Washington, as well as certain accounts receivable, inventory, equipment and fixtures. The carrying value on this property at December 31, 1997 was $3.6 million. No specific loss allowance has been established for this property, as no loss is expected. Sterling intends to liquidate this property in 1998.

     Sterling is a 99.5% partner in a partnership which owns a commercial office building in Renton, Washington acquired through an assignment of interest from a bankrupt Spokane borrower. The carrying value at December 31, 1997 was $2.7 million, net of a specific loss allowance of $192,000. The project consists of a five-story office building with 30,373 square feet of rentable area and adjoining undeveloped property. The office building is currently 62.2% leased with
     continued efforts to lease the remaining 11,553 square feet.   Efforts
     to sell the project have not been successful, but are on-going.

     Sterling acquired a three-story office/retail/restaurant building located in Olympia, Washington through foreclosure in August 1991.
     The restaurant space has been converted to office space and is currently leased. The carrying value on this property at December 31, 1997 was $656,000, net of a specific loss allowance of $202,000.

     Sterling acquired a three-story office building located in Post Falls, Idaho through foreclosure in October 1997. The office building is currently vacant and efforts to sell the property are on-going. The carrying value on this property at December 31, 1997 was $853,000, net of a specific loss allowance of $116,000.

     DELINQUENT LOAN PROCEDURES. Delinquent and problem loans are part of any lending business. If a borrower fails to make a required payment when due, Sterling institutes internal collection procedures. For residential mortgage and consumer loans, Sterling's collection procedures generally provide that an initial request for payment be mailed to the borrower when the loan is 15 days past due. At 25 days past due, the borrower is contacted by telephone and payment is requested orally. In most cases, deficiencies are cured promptly. At 30 days past due, Sterling tracks the loan as a delinquency. In the case of delinquent residential mortgage loans a notice of intent to foreclose is mailed at 45 days past due. If the loan is still delinquent 30 days following the mailing of the notice of intent to foreclose, Sterling generally initiates foreclosure proceedings. In certain instances, Sterling may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs.

     The following table summarizes the principal balances of nonperforming assets at the dates indicated.


                                        December 31,        June 30,
                                        -----------------   -------------------------------------
                                        1997      1996      1996      1995      1994      1993
                                        -------   -------   -------   -------   -------   -------
                                        (Dollars in thousands)
      Nonaccrual loans                  $ 4,755   $ 2,329   $ 3,352   $ 3,395   $ 2,262   $ 5,065
      Restructured loans                    150       215       240       254       188       283
                                        -------   -------   -------   -------   -------   -------
      Total nonperforming loans           4,905     2,544     3,592     3,649     2,450     5,348
      Real estate owned (1)               8,817     3,974     4,874     5,298     7,298     6,979
                                        -------   -------   -------   -------   -------   -------
      Total nonperforming assets        $13,722   $ 6,518   $ 8,466   $ 8,947   $ 9,748   $12,327
                                        =======   =======   =======   =======   =======   =======
      Ratio of total nonperforming
        assets to total assets             0.73%     0.42%     0.57%     0.58%     0.71%     1.19%
      Ratio of total nonperforming
        loans to total loans               0.42%     0.25%     0.36%     0.32%     0.27%     0.87%
      Ratio of allowance for
        estimated losses on loans to
        total nonperforming loans (2)    183.00%   305.28%   224.15%   205.70%   234.38%    85.95%


      (1) Amount is net of the allowance for REO losses.

      (2) Excludes loans classified as loss. Loans classified as loss excluded from allowance for loan losses were $47,000, $262,000, $213,000, $145,000, $7,000 and $314,000 at December 31, 1997 and
          1996 and June 30, 1996, 1995, 1994 and 1993, respectively. Loans classified as loss excluded from total nonperforming loans were $35,000, $45,000, $167,000, $141,000, $4,000 and $223,000 at
          December 31, 1997 and 1996 and June 30, 1996, 1995, 1994 and 1993,
          respectively.

     Sterling regularly reviews the collectibility of accrued interest income and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is eliminated from income at that time. Loans may be placed in nonaccrual status earlier if, in management's judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Additional interest income of $258,000, $135,000, $86,000, $151,000, $224,000 and $231,000 would have been recorded during the twelve months ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Sterling's quality control staff also reviews various aspects of loans originated and acquired by Sterling to ensure compliance with appropriate underwriting criteria. These reviews assist Sterling in monitoring the performance of its personnel and independent appraisers. Sterling's mortgage loan quality control function is intended to conform to guidelines and standards established by the FNMA, the FHLMC, and, as applicable, other private investors.

     ALLOWANCE FOR LOAN AND REAL ESTATE OWNED LOSSES. Generally, Sterling establishes specific allowances for the difference between the anticipated fair value (market value less selling costs, foreclosure costs and projected holding costs), adjusted for other possible sources of repayment, and the book balance (loan principal and accrued interest or carrying value of REO) of its loans classified as loss and REO. Each classified loan and REO property is reviewed at least monthly. Allowances are established or periodically increased, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers. Management believes that allowances for loan and REO losses are
     adequate, although there can be no assurances in this regard.   See
     Note 6 of "Notes to Consolidated Financial Statements."

     Sterling is currently evaluating its loan loss allowance in conjunction with its review of so-called Year 2000 issues. This review includes an evaluation of (i) Sterling's large borrower's abilities to respond to their internal Year 2000 issues; (ii) the effect, if any, this will have on such borrowers' ability to make timely payments and ultimately, to repay their obligations; and (iii) the potential effect of increased delinquencies and loan losses on Sterling. The loan loss allowance may or may not increase, depending upon Sterling's findings. See "Management's Discussion and Analysis - Year 2000 Issues."

     Management believes that the allowance for loan losses is adequate given the composition and risks of the loan portfolio, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling's allowance for estimated losses on loans for the periods indicated.

                                                                                Fiscal Years Ended June 30,
                                      Twelve Months Ended   Six Months Ended    -------------------------------------
                                      December 31, 1997     December 31, 1996   1996      1995      1994      1993
                                      -------------------   -----------------   -------   -------   -------   -------
                                      (Dollars in thousands)
      Balance at beginning of period        $ 7,891              $ 7,889        $ 7,361   $ 5,740   $ 4,719   $ 4,745
      Charge-offs:
        Mortgage--permanent                    (219)                (767)          (751)     (795)     (565)   (1,575)
        Mortgage--construction                 (202)                  (7)             0         0         0         0
        Consumer                             (1,023)                (382)          (408)     (216)      (57)       (4)
        Business banking                       (119)                 (19)            (5)       (9)       (3)       (7)
                                            -------              -------        -------   -------   -------   -------
      Total charge-offs                      (1,563)              (1,175)        (1,164)   (1,020)     (625)   (1,586)
                                            -------              -------        -------   -------   -------   -------
      Recoveries:
        Mortgage--permanent                      58                   30             23        61        39        57
        Consumer                                100                   39             45        23         7         2
        Business banking                         23                    8             24         5         0         1
                                            -------              -------        -------   -------   -------   -------
      Total recoveries                          181                   77             92        89        46        60
                                            -------              -------        -------   -------   -------   -------
      Net charge-offs                        (1,382)              (1,098)        (1,072)     (931)     (579)   (1,526)
      Provisions for loan losses              2,450                1,100          1,600     1,600     1,600     1,500
      Allowance for losses on assets
        acquired                                  0                    0              0       952         0         0
                                            -------              -------        -------   -------   -------   -------
      Balance at end of period              $ 8,959              $ 7,891        $ 7,889   $ 7,361   $ 5,740   $ 4,719
                                            =======              =======        =======   =======   =======   =======

      Allowances allocated to loans
        classified as loss                  $    47              $   262        $   213   $   145   $     7   $   314
      Ratio of net charge-offs to
        average loans outstanding
        during the period                      0.14%                0.12%          0.11%     0.09%     0.08%     0.29%

     Allowances are provided for individual loans when management considers ultimate collection to be questionable. Such allowances are based, among other factors, upon the estimated net realizable value of the security or the loan or guarantees, if applicable. The following table sets forth the allowances for estimated losses on loans by loan category and summarizes the percentage of gross loans in each category to total gross loans.

                                    December 31,                                  June 30,
                                    --------------------------------------------  --------------------------------------------
                                    1997                   1996                   1996                   1995
                                    ---------------------  ---------------------  ---------------------  ---------------------
                                            Loans in               Loans in               Loans in               Loans in
                                            Category as a          Category as a          Category as a          Category as a
                                            Percentage             Percentage             Percentage             Percentage
                                            of Total               of Total               of Total               of Total
                                    Amount  Gross Loans    Amount  Gross Loans    Amount  Gross Loans    Amount  Gross Loans
                                    ------  -------------  ------  -------------  ------  -------------  ------  -------------
                                    (Dollars in thousands)
      Mortgage-permanent            $3,608      39.9%      $3,156      43.3%      $3,047      46.5%      $3,375      66.0%
      Mortgage-construction          3,108      25.9        2,380      25.5        1,969      25.5        1,369      15.7
      Consumer                          24      13.5          334      11.9          403      11.1          366       9.5
      Business banking               1,394      20.7        1,196      19.3        1,075      16.9          856       8.8
      Unallocated                      825       N/A          825       N/A        1,395       N/A        1,395       N/A
                                    ------     -----       ------     -----       ------     -----       ------     -----
                                    $8,959     100.0%      $7,891     100.0%      $7,889     100.0%      $7,361     100.0%
                                    ======     =====       ======     =====       ======     =====       ======     =====
                                    June 30,
                                    --------------------------------------------
                                    1994                   1993
                                    ---------------------  ---------------------
                                            Loans in               Loans in
                                            Category as a          Category as a
                                            Percentage             Percentage
                                            of Total               of Total
                                    Amount  Gross Loans    Amount  Gross Loans
                                    ------  -------------  ------  -------------
                                    (Dollars in thousands)
      Mortgage-permanent            $3,309      78.5%      $3.035      84.7%
      Mortgage-construction            969       7.8          569       3.5
      Consumer                         359       7.8          209       7.2
      Business banking                 660       5.9          463       4.6
      Unallocated                      443       N/A          443       N/A
                                    ------     -----       ------     -----
                                    $5,740     100.0%      $4,719     100.0%
                                    ======     =====       ======     =====

     INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments and MBS that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Unrealized gains and losses on such securities are not reported in the Consolidated Financial Statements as these securities are held for investment purposes. See "Management's Discussion and Analysis - Results of Operations - Other Income" and Note 2 of "Notes to Consolidated Financial Statements."

     Sterling classifies specific investments and MBS as available-for-sale. Investments classified as available-for-sale are carried at fair value. Unrealized gains and losses are excluded from earnings and are reported net of deferred income tax as a separate component of shareholders' equity until such securities mature or are actually sold. These securities may be sold in response to changes in market interest rates and related changes in the securities' prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative investments, and changes in funding sources and terms.

     At December 31, 1997 and 1996, investments and MBS classified as available-for-sale were $656.2 million and $469.8 million, respectively. The carrying value of these securities includes a net unrealized loss of $1.0 million (net of a $540,000 related tax benefit) and $6.0 million (net of a $3.2 million related tax benefit), respectively. At June 30, 1996, investments and MBS classified as available-for-sale were $460.1 million. The carrying value of these securities included a net unrealized loss of $10.3 million (net of a $5.5 million related tax benefit). The increase in fair value since June 30, 1996 is due primarily to a decrease in long-term interest rates.

     Sterling invests primarily in MBS issued by the FHLMC and the FNMA and agency obligations and stock in the Federal Home Loan Bank of Seattle ("FHLB Seattle"). Such investments provide Sterling with a relatively liquid source of interest income and collateral which can be used to secure borrowings. Sterling invests exclusively in investment-grade securities.

     The following table provides the carrying values, maturities and weighted average yields of Sterling's investment and MBS portfolio at December 31, 1997.

                                     Maturity
                                     ---------------------------------------------------------
                                     Less than   One to       Five to     Over Ten
                                     One Year    Five Years   Ten Years   Years       Total
                                     ---------   ----------   ---------   ---------   --------
                                     (Dollars in thousands)
      Mortgage-backed securities,
        at fair value(1):
          Balance                    $  5,580     $ 57,219    $ 89,675    $316,779    $469,253
          Weighted average yield         7.00%        5.71%       6.55%       6.70%       6.55%

      U.S. government and agency
        obligations, at fair
        value(1):
          Balance                    $  6,966     $132,029    $ 20,013    $      0    $159,008
          Weighted average yield         5.90%        6.55%       6.82%       0.00%       6.56%

      FHLB Seattle stock, at cost:
        Balance                      $      0     $      0    $      0    $ 27,975    $ 27,975
        Weighted average yield(2)        0.00%        0.00%       0.00%       7.61%       7.61%

      Municipal bonds(3):
        Balance                      $  1,032     $  9,516    $  2,200    $      0    $ 12,748
        Weighted average yield           3.91%        4.44%       4.78%       0.00%       4.46%

      Other:
        Balance                      $      0     $      0    $      0    $      2    $      2
        Weighted average yield           0.00%        0.00%       0.00%       1.15%       1.15%

      Total carrying value           $ 13,578     $198,764    $111,888    $344,756    $668,986
                                     ========     ========    ========    ========    ========
      Weighted average yield             6.20%        6.21%       6.56%       6.77%       6.56%



     (1)  Based on contractual maturities.

     (2) The weighted average yield on FHLB Seattle stock is based upon the dividends received for the twelve months ended December 31, 1997.

     (3) The weighted average yields on municipal bonds reflects the actual yields on the bonds and is not tax effected.

     The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling's investment and MBS portfolio at the dates indicated.

                                              December 31,
                                              ------------------  June 30,
                                              1997      1996      1996
                                              --------  --------  --------
                                              (Dollars in thousands)

     Mortgage-backed securities               $469,253  $376,940  $399,893
     U.S. government and agency obligations    159,008    66,919    35,244
     FHLB Seattle stock                         27,975    25,923    24,911
     Municipal bonds                            12,748    11,846    11,854
     Other                                           2        33        38
                                              --------  --------  --------
       Total                                  $668,986  $481,661  $471,940
                                              ========  ========  ========

     Available-for-sale                       $656,236  $469,790  $460,061
     Held-to-maturity                           12,750    11,871    11,879
                                              --------  --------  --------
       Total                                  $668,986  $481,661  $471,940
                                              ========  ========  ========

     Weighted average yield                       6.56%     6.42%     6.26%


     SOURCES OF FUNDS

     GENERAL. Sterling's primary sources of funds for use in lending and for other general business purposes are loan repayments, FHLB Seattle advances and secured lines of credit and other borrowings, deposits, proceeds from sales of investments and MBS and proceeds from sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other investments and other economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See "Lending Activities" and "Investments and Mortgage-Backed Securities."

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

     With the exception of certain promotional CDs and variable rate, 18-month Individual Retirement Account ("IRA") certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

     Sterling supplements its retail deposit gathering by soliciting funds from public entities. Public funds were 9.1%, 5.7% and 6.2% of deposits at December 31, 1997 and 1996 and June 30, 1996, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had no brokered deposits at December 31, 1997.

     With the planned acquisition of KeyBank branches, Sterling anticipates a significant increase in its checking account balances. Further, Sterling is reviewing the pricing of all of its products and may implement changes coinciding with the closing date of the transaction. See "Recent Developments."

     The primary retail deposit vehicles being utilized by Sterling's customers are CDs with terms of one year or less, regular savings accounts, money market accounts and NOW accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated.

                                      Twelve Months Ended December 31,             Six Months Ended December 31,
                                      ------------------------------------------   -----------------------------------------
                                      1997                  1996                   1996                  1995
                                      -------------------   --------------------   -------------------   -------------------
                                                 Weighted               Weighted              Weighted              Weighted
                                                 Average                Average               Average               Average
                                      Average    Interest   Average     Interest   Average    Interest   Average    Interest
                                      Balance    Rate       Balance     Rate       Balance    Rate       Balance    Rate
                                      --------   --------   --------    --------   --------   --------   --------   --------
                                      (Dollars in thousands)
      Certificates of deposit         $620,561       5.70%  $585,140        5.71%  $578,738       5.64%  $629,828       6.01%
      Regular savings accounts and
        money market accounts          236,057       3.92    216,336        3.83    222,223       3.82    175,479       3.68

      Checking accounts:
        NOW accounts                    78,234       1.33     70,010        1.41     70,944       1.41     66,426       1.50
        Non-interest-bearing
          demand accounts               29,132       0.00     23,959        0.00     24,875       0.00     26,297       0.00
                                      --------   --------   --------    --------   --------   --------   --------   --------
                                      $963,984       4.74%  $895,445        4.76%  $896,780       4.70%  $898,030       5.05%
                                      ========              ========               ========              ========   ========
                                      Fiscal Years Ended June 30,
                                      ------------------------------------------
                                      1996                  1995
                                      -------------------   --------------------
                                                 Weighted               Weighted
                                                 Average                Average
                                      Average    Interest   Average     Interest
                                      Balance    Rate       Balance     Rate
                                      --------   --------   --------    --------
                                      (Dollars in thousands)
      Certificates of deposit         $610,297       5.90%  $626,952        5.23%
      Regular savings accounts and
        money market accounts          194,346       3.72    163,490        3.56

      Checking accounts:
        NOW accounts                    67,507       1.52     66,060        1.80
        Non-interest-bearing
          demand accounts               24,346       0.00     21,961        0.00
                                      --------   --------   --------    --------
                                      $896,496       4.94%  $878,463        4.53%
                                      ========              ========

     The following table shows the amounts and maturities of CDs that had balances of $100,000 or more at December 31, 1997.

                                                     (Dollars in thousands)
     Remaining maturity:
       Less than three months                                $121,016
       Three to six months                                     44,029
       Six to 12 months                                        43,462
       Over 12 months                                          16,442
                                                             --------
                                                             $224,949
                                                             ========

     The following table presents the types of deposit accounts offered by Sterling Savings and the balance in such accounts:

                                               Decemer 31, 1997
                                               -------------------------------------------------
                                                                     Percent   Interest Rate
      Minimum                                  Minimum               of Total  Offered at
      Term       Category                      Balances  Amount      Deposits  December 31, 1997
      --------   ---------------------------   --------  ----------  --------  -----------------
                                               (Dollars in thousands, except minimum amounts)
      Transaction Accounts:
      None       NOW checking                  $   100   $   88,305     8.5%        1.50%
      None       Commercial checking               100       31,054     3.0         0.00
      None       Regular savings                   100       63,117     6.1         2.55
      None       Money market demand             2,500      183,795    17.7         3.46
                                                         ----------  ------
                                                            366,271    35.3
                                                         ----------  ------

      Certificates of Deposit:
      3 months   Fixed term, fixed rate            500          968     0.1         3.92
      6 months   Fixed term, fixed rate            500       13,401     1.3         5.10
      9 months   Fixed term, adjustable rate     5,000       65,684     6.3         5.22
      12 months  Fixed term, fixed rate            500      123,729    12.0         5.32
      12 months  Fixed term, fixed rate          5,000          368     0.0         2.75
      12 months  Fixed term, adjustable rate     5,000        4,624     0.4         5.13
      15 months  Fixed term, adjustable rate     5,000       66,553     6.4         5.22
      18 months  Fixed term, fixed rate            500      129,783    12.6         5.51
      24 months  Fixed term, fixed rate            500       81,897     7.9         5.25
      36 months  Fixed term, fixed rate            500       13,211     1.3         5.26
      36 months  Zero coupon, fixed term(1)        N/A           70     0.0          N/A
      18 months  Variable rate, IRA                100        5,448     0.5         5.91
      18 months  Fixed rate, IRA                   500        1,914     0.2         5.41
      36 months  Variable rate, IRA              2,000       15,128     1.5         5.70
      7 days     Jumbos                        100,000      147,359    14.2         5.00
                                                         ----------  ------
                                                            670,137    64.7
                                                         ----------  ------
                 Total deposits                          $1,036,408   100.0%
                                                         ==========  ======

     (1)  Not offered as of December 31, 1997.

     The following table sets forth the composition of Sterling's deposit accounts at the dates indicated.


                                 December 31, 1997     December 31, 1996     June 30, 1996
                                 --------------------  --------------------  --------------------
                                             Percent               Percent               Percent
                                             Total of              Total of              Total of
                                 Amount      Deposits  Amount      Deposits  Amount      Deposits
                                 ----------  --------  ----------  --------  ----------  --------
                                 (Dollars in thousands)
      NOW checking               $   88,305     8.5%   $   72,686     8.0%   $   69,125     7.7%
      Commercial checking            31,054     3.0        24,180     2.7        20,468     2.3
      Regular savings                63,117     6.1        72,243     8.0        74,413     8.3
      Money market demand           183,795    17.7       148,696    16.5       152,874    17.0

      Variable rate certificates:
        18 months                     5,448     0.5         5,582     0.6         5,478     0.6

      Fixed rate certificates:
        1-11 months                 299,106    28.9       208,976    23.2       201,481    22.4
        12-35 months                270,620    26.1       269,606    29.9       270,120    30.1
        36-240 months                94,963     9.2       100,309    11.1       104,428    11.6
                                 ----------  ------    ----------  ------    ----------  ------
                                  1,036,408   100.0       902,278   100.0       898,387   100.0
      Deposit premium                     0     0.0             0     0.0             7     0.0
                                 ----------  ------    ----------  ------    ----------  ------
      Total deposits             $1,036,408   100.0%   $  902,278   100.0%   $  898,394   100.0%
                                 ==========  ======    ==========  ======    ==========  ======

     Substantially all of Sterling's depositors are residents of the States of Washington or Oregon. Upon successful completion of the acquisition of the KeyBank branches, Sterling will add deposits in the State of Idaho. See "Recent Developments."

     Sterling is a member of The Exchange, an automated teller machine ("ATM") system that allows participating customers to deposit or withdraw from NOW accounts, money market demand accounts and savings accounts at over 18,000 Exchange system machines located throughout the United States and Canada. Sterling is also a member of the Plus System ATM network, with numerous locations in the United States and internationally. Sterling has installed ATMs in 20 of its branches to better serve customers in those markets. Customers in these areas can also access the system through ATMs operated by other financial institutions.

     BORROWINGS. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. See "Management's Discussion and Analysis - Liquidity and Sources of Funds."

     The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the "FHL Banks") each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to savings institutions. As a member, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling's loans outstanding and advances from the FHLB Seattle. At December 31, 1997, Sterling exceeded its FHLB Seattle stock ownership requirement of $12.6 million by $15.3 million. The stock of the FHLB Seattle has always been redeemable at par value, but there can be no assurance that this will always be the case.

     As a member of the FHLB Seattle, Sterling is authorized to apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness are met. Each credit program has its own interest rate and range of maturities. At December 31, 1997, Sterling had advances totaling $455.1 million from the FHLB Seattle which mature from fiscal years 1998 through 2015 at interest rates ranging from 5.15% to 8.40%. See "Recent Developments," "Management's Discussion and Analysis - Liquidity and Sources of Funds" and Note 9 of "Notes to Consolidated Financial Statements."

     Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells securities (generally U.S. agency and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $180.1 million, $229.8 million and $195.8 million in reverse repurchase agreements outstanding at December 31, 1997 and 1996 and June 30, 1996, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "Management's Discussion and Analysis - Asset and Liability Management," "Management's Discussion and Analysis
     - Liquidity and Sources of Funds" and Note 10 of "Notes to Consolidated Financial Statements."

     On June 4, 1997, Sterling issued $41.2 million of 9.50% junior subordinated deferrable interest debentures (The "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust, of which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. The indenture governing the Junior Subordinated Debentures limits the ability of Sterling under certain circumstances to pay dividends or make other capital distributions. The Trust Preferred Securities are treated as debt of Sterling. The Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling on June 30, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise.

     Sterling has outstanding $17.2 million of 8.75% Subordinated Notes which are due on January 31, 2000 ("the Subordinated Notes"). The Subordinated Notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the Subordinated Notes, Sterling is limited by the amount of certain long-term debt that it may incur. Sterling is limited and is restricted, under certain circumstances, from paying cash dividends and from making other capital distributions.
     At December 31, 1997, Sterling had the authority to incur approximately $50.1 million of additional long-term debt notwithstanding such restriction. Interest on the Subordinated Notes is due the first day of each month. Sterling may, at its option, redeem the Subordinated Notes in whole or in part at par plus accrued interest. See Note 11 of "Notes to Consolidated Financial Statements."

     In addition to the borrowings described above, Sterling has a $15.0 million five-year variable rate loan with KeyBank of Washington. Interest is payable quarterly on this loan. The interest rate at December 31, 1997 was 7.33%. Principal is repayable in five annual payments of $3.0 million each, commencing September 1998. Sterling also has a $5.0 million line of credit agreement with KeyBank of Washington. Advances under the line of credit accrue interest at KeyBank of Washington's prime interest rate plus 0.50% (9.00% at December 31, 1997) and the line of credit matures in 1999. Management expects that the line of credit will be renewed at that time on substantially the same terms, although there can be no assurance in this regard. Borrowings under this line of credit are secured by a pledge of certain shares of Sterling Savings Preferred Stock which are owned by Sterling. No amounts were outstanding on this line of credit at December 31, 1997 and 1996 and June 30, 1996. See "Management's
     Discussion and Analysis   Liquidity and Sources of Funds."

     Sterling Savings has an unsecured $10.0 million line of credit agreement with KeyBank of Washington. Advances under the line of credit accrue interest at KeyBank of Washington's federal funds rate plus an incremental negotiated rate (5.84% at December 31, 1997) and the line matures in 1999. Management expects that the line of credit will be renewed at that time on substantially the same terms, although there can be no assurance in this regard. No amounts were outstanding on this line of credit at December 31, 1997 and 1996 and June 30, 1996.

     The following table sets forth certain information regarding
     Sterling's short-term borrowings as of and for the periods indicated.


                                                                               Fiscal Years Ended
                                         Twelve Months                         June 30,
                                         Ended              Six Months Ended   ------------------
                                         December 31, 1997  December 31, 1996  1996      1995
                                         -----------------  -----------------  --------  --------
                                         (Dollars in thousands)
      Maximum amount outstanding at
        any month-end during the period:
          Reverse repurchase agreements       $273,573           $232,885      $195,785  $148,055
          Short-term advances                  353,847             95,000       171,000   223,000

      Average amount outstanding during
        the period:
          Reverse repurchase agreements        185,698            213,560       156,578   118,064
          Short-term advances                  207,931             90,833       140,917   201,250

      Weighted average interest rate paid
        during the period:
          Reverse repurchase agreements           5.68%              5.60%         5.91%     6.02%
          Short-term advances                     5.90%              5.79%         5.88%     5.13%

      Weighted average interest rate paid
        at end of period:
          Reverse repurchase agreements           5.71%              5.62%         5.57%     6.67%
          Short-term advances                     5.99%              5.75%         6.42%     5.41%


     The following table sets forth certain information concerning Sterling's outstanding borrowings.

                                              December 31,
                                              ----------------------------------  June 30, 1996
                                              1997              1996              ----------------
                                              Amount    %       Amount    %       Amount    %
                                              --------  ------  --------  ------  --------  ------
                                              (Dollars in thousands)
      FHLB Seattle advances:
        Short-term                            $353,847   50.0%  $ 90,000   17.3%  $ 90,000   19.1%
        Long-term                              101,238   14.3    169,626   32.5    169,410   35.9
      Securities sold subject to reverse
        repurchase agreements                  180,077   25.5    229,797   44.0    195,785   41.4
      Subordinated Notes                        17,240    2.4     17,240    3.3     17,240    3.6
      Trust Preferred Securities                40,000    5.7          0    0.0          0    0.0
      Term note payable                         15,000    2.1     15,000    2.9          0    0.0
                                              --------  -----   --------  -----   --------  -----
        Total borrowings                      $707,402  100.0%  $521,663  100.0%  $472,435  100.0%
                                              ========  =====   ========  =====   ========  =====
      Weighted average interest rate                     6.09%             6.21%             6.25%

     SUBSIDIARIES

     Sterling's principal subsidiary is Sterling Savings Association. Sterling Savings has three principal subsidiaries which have been previously described: Action Mortgage, Harbor Financial and INTERVEST. Additionally, Sterling Financial Corporation and Sterling Savings have the following wholly owned subsidiaries that are either inactive or exist solely for the purpose of holding and owning specific assets or properties:

     STERLING FINANCIAL CORPORATION.

     (1) Tri-Cities Mortgage Corporation was obtained as part of an acquisition in April 1988. The corporation's principal asset is a 99.5% partnership interest in Renton Plaza Investors (a partnership which owns a five-story office building near Renton, Washington). See "Lending Activities - Major Real Estate Owned."

     (2) Sterling Capital Trust I was organized in May 1997 as a Delaware business trust. Sterling owns all the common equity of the Trust. The sole asset of the Trust is the Junior Subordinated Debentures issued by Sterling.


     STERLING SAVINGS ASSOCIATION.

     (1) Fidelity Service Corporation was organized in 1983 to acquire and sell real and personal property in eastern Washington and Idaho. The corporation's assets consist principally of office furniture and equipment used by Sterling Savings.

     (2) Evergreen Environmental Development Corporation was organized to engage in real estate development and was obtained as part of an acquisition in December 1988. This corporation's assets include a 33% interest in the Grapetree Partnership, which owns a parcel of raw land in Spokane, Washington that it intends to develop into single-family residential lots. Sterling Savings' investment in the Grapetree Partnership has been deemed by its primary federal regulators to be an impermissible investment. Accordingly, Sterling Savings' investment has been deducted from tangible, core and risk-based capital.

     (3) Tri-West Mortgage, Inc. was obtained as part of an acquisition in 1988 and was originally engaged in mortgage banking. The corporation's sole assets consist of commercial property in Spokane and Kennewick, Washington acquired through foreclosure, as well as accounts receivable, inventory, equipment and fixtures. See "Lending Activities - Major Real Estate Owned."

     (4) Evergreen First Service Corporation was obtained as part of an acquisition in 1988 and owns all of the outstanding capital stock of Harbor Financial, through which Sterling offers tax-deferred annuities, mutual funds and other financial products.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") allows adequately capitalized and well-managed bank holding companies to acquire banks in any state, subject to certain conditions, regardless of whether such acquisitions would be prohibited by applicable state law. The Interstate Banking Act also allows interstate merger transactions beginning June 1, 1997. Each state was entitled to enact a law before June 1, 1997, expressly prohibiting merger transactions with out-of-state banks. If a state "opted out" in this manner, no bank in any other state may establish a branch in that state. As of June 1, 1997 only the states of Montana and Texas had opted out of interstate merger transactions. As a result of the Interstate Banking Act, Sterling's bank competitors may be able to conduct extensive interstate banking operations and thereby gain competitive advantages over Sterling.

     PERSONNEL

     As of December 31, 1997, Sterling, including its subsidiaries, had 510 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes its relationship with its employees is excellent. As a condition of the acquisition of KeyBank branches Sterling agreed to hire approximately 190 employees who work in the new branches. See "Recent Developments."

     REGULATION

     INTRODUCTION. THE FOLLOWING IS NOT INTENDED TO BE A COMPLETE DISCUSSION BUT IS INTENDED TO BE A SUMMARY OF SOME OF THE MOST SIGNIFICANT PROVISIONS OF LAWS APPLICABLE TO STERLING AND ITS SUBSIDIARIES.

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

     SAVINGS AND LOAN HOLDING COMPANY REGULATION. Sterling is registered as a savings and loan holding company under the Home Owners' Loan Act (the "HOLA"). The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the "QTL Test"). Sterling presently controls only one savings and loan association, Sterling Savings, which at December 31, 1997 met the QTL Test.

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

     Under the HOLA, no person may acquire control of a savings association or a savings and loan holding company without the prior approval of the OTS. As a savings and loan holding company, Sterling is prohibited from acquiring (i) control of another savings association or a savings and loan holding company without the prior approval of the OTS, (ii) the assets of another savings association, or savings and loan holding company by merger, consolidation or purchase, without the prior approval of the OTS, (iii) more than 5% of the voting shares of a savings association or a savings and loan holding company which is not a subsidiary of Sterling; or (iv) control of a depository institution, the accounts of which are not insured by the FDIC.

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

     Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is "well capitalized" if its total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) is 10% or more, its Tier 1 risked-based capital ratio (the ratio of Tier 1 core capital to risk-weighted assets) is 6% or more, its leverage ratio (the ratio of core capital to total assets) is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1997, Sterling Savings met the standards for a "well capitalized" institution.

     An institution which is "undercapitalized" must submit a capital restoration plan to the OTS. The plan may be approved only if the OTS determines it is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. The institution's performance under the plan must be guaranteed by any company which controls the institution, up to a maximum of 5% of the institution's assets. The OTS may also require an undercapitalized institution to take various actions deemed appropriate to minimize the potential losses to the deposit insurance fund. Institutions that are "significantly undercapitalized" or "critically undercapitalized" are subject to additional sanctions.

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

     Under FDICIA, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval. FDICIA also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well capitalized institutions and state-chartered institutions examined by state regulators. The federal banking agencies are required to set compensation standards for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees and principal Shareholders. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts. FDICIA also greatly expanded the range of merger, purchase and assumption, and deposit transfer transactions involving banks and savings associations that are exempt from payment of exit and entry fees as transfers of deposits between the FDIC's Bank Insurance Fund ("BIF") and its Savings Association Insurance Fund ("SAIF"). Many of the provisions of FDICIA have been implemented through the adoption of regulations by the federal banking agencies.

     REGULATORY CAPITAL REQUIREMENTS. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings. Such capital standards require that savings associations maintain (i) tangible capital of not less than 1.5% of adjusted total assets, (ii) core capital of not less than 3.0% of adjusted total assets, and
     (iii) risk-based capital of not less than 8.0% of risk-weighted assets. As of December 31, 1997, Sterling Savings met all regulatory capital requirements. For additional information, see "Management's Discussion and Analysis - Liquidity and Sources of Funds" and "Management's Discussion and Analysis - Capital Resources."

     TANGIBLE CAPITAL. Tangible capital consists of common shareholders' equity, including retained earnings; non-cumulative perpetual preferred stock; certain non-withdrawable and pledged deposits; and minority interests in equity accounts of fully consolidated subsidiaries. In calculating tangible capital, certain items must be deducted. These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged as of April 1989 in activities which were permissible for national banks. With respect to purchased mortgage servicing rights, the amount that qualifies to be included in tangible capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost or (c) the current amortized book value. See "Lending Activities - Classified Assets, Real Estate Owned and Delinquent Loans - Major Real Estate Owned" and "Subsidiaries."

     LEVERAGE (OR CORE) CAPITAL. Core capital generally consists of tangible capital plus certain other qualifying intangible assets (which may comprise up to 25% of core capital) which meet a three-part test of separatability, marketability and market valuation.

     RISK-BASED CAPITAL. The risk-based capital requirement is an amount equal to 8% of risk-adjusted assets. A risk weight is assigned to both the on-balance sheet assets and off-balance sheet commitments of a savings association. Risk weights range from zero to 100% depending on the type of asset.

     Both core capital and "supplementary capital" may be used to meet the risk-based capital requirement, although supplementary capital cannot be used in an amount greater than 100% of core capital. For purposes of the risk-based capital requirement, supplementary capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual or mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock, commitment notes and certain grandfathered mandatory redeemable preferred stock (although the amount included declines as the instrument approaches maturity), and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The risk-based capital requirement was equal to 8.00% of risk-weighted assets at December 31, 1997.

     The following tables set forth Sterling Savings' tangible, core and risk-based capital positions as reported to the OTS on the quarterly Thrift Financial Report at December 31, 1997.

                                                      Tangible Capital
                                                      -------------------
                                                      Dollars    Ratio(1)
                                                      --------   --------
                                                     (Dollars in thousands)

     Total shareholders' equity:                      $148,403     7.96%
       Adjustment:
         Unrealized losses on certain available-
           for-sale securities                           1,003     0.06
         Less:
           Intangibles                                   7,882     0.42
           Excess qualifying purchased mortgage
             loan servicing                                147     0.01
           Investment in non-includable
             subsidiaries                                  353     0.02
                                                      --------   ------
     Total tangible capital                            141,024     7.57
     Tangible capital requirement                       27,951     1.50
                                                      --------   ------
     Tangible capital excess                          $113,073     6.07%
                                                      ========   ======

                                                      Core Capital
                                                      -------------------
                                                      Dollars    Ratio(1)
                                                      --------   --------
                                                     (Dollars in thousands)

     Total tangible capital:                          $141,024     7.57%
       Add:
         Qualifying identified intangibles up
           to 25% of other core capital                      0     0.00
     Total core capital                                141,024     7.57
     Core capital requirement                           55,902     3.00
                                                      --------   ------
     Core capital excess                              $ 85,122     4.57%
                                                      ========   ======

                                                      Risk-based Capital
                                                      -------------------
                                                      Dollars    Ratio(1)
                                                      --------   --------
                                                     (Dollars in thousands)

     Total core capital:                              $141,024   12.94%
     General valuation allowances                        8,912     0.82
     Assets required to be deducted                       (829)   (0.08)
                                                      --------   ------
     Total risk-based capital                          149,107    13.68
     Risk-based capital requirement                     88,115     8.00
                                                      --------   ------
     Risk-based capital excess                        $ 60,992     5.68%
                                                      ========   ======

     (1) Ratio of capital to adjusted total assets for tangible and core capital and ratio of total capital to risk-weighted assets for risk-based capital.


     The OTS has adopted a regulation that adds an IRR component to the risk-based capital requirement for savings institutions like Sterling Savings. The OTS may waive or defer inclusion of the IRR component on a case-by-case basis. Under the rule, institutions meeting or exceeding a base level of interest rate exposure must deduct an IRR component from the total capital available to meet their risk-based capital requirement. That deduction is equal to one-half of the difference between the institution's actual measured exposure and the base level of exposure. The institution's actual measured IRR is expressed as the change that occurs in its net present value ("NPV") as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. The base level of IRR which would require inclusion of a capital component is defined as a decline in NPV which exceeds 2.0% of an institution's assets expressed in terms of economic value. Using a computer model, the OTS will calculate changes in each institution's NPV based on financial data the institution submits on its Thrift Financial Report. The OTS will then advise each institution of its required IRR deduction. The OTS, using December 31, 1997 financial information, has calculated that no IRR component deduction was required to be added to Sterling Savings' risk-based capital.

     Savings associations that fail to meet the tangible, core or risk-based capital requirements are subject to a number of sanctions or restrictions. Under FIRREA, the OTS must prohibit any asset growth, except that the OTS may permit growth in an amount not in excess of net interest credited to the savings association's deposit liabilities, if (i) the savings association obtains the prior approval of the OTS; (ii) any increase in assets is accompanied by an increase in tangible capital in an amount not less than 3.0% of the increase in assets; (iii) any increase in assets is accompanied by an increase in capital not less in percentage amount than required under the risk-based capital standards then applicable; (iv) any increase in assets is invested in low-risk assets; and (v) the savings association's ratio of core capital to total assets is not less than the ratio existing on January 1, 1991.

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

     Any savings association which does not meet its regulatory capital requirements may not accept brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5.0% of the association's total deposits, without a written waiver from the OTS. In addition, the FDIC prohibits, with certain exceptions, an "insolvent institution" from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution which does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution. Sterling had no brokered deposits at December 31, 1997.

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

     On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the SAIF. The new legislation required SAIF-insured savings institutions, like Sterling Savings, to pay a one-time special assessment based on deposits as of March 31, 1995. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the six months ended December 31, 1996. The special assessment capitalized the SAIF up to the prescribed 1.25% of SAIF-insured deposits.

     Deposits insured by SAIF are currently assessed at the rate of zero for well capitalized institutions displaying little risk to the SAIF, to $0.27 per $100 of domestic deposits for undercapitalized institutions displaying high risk. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of insured deposits.

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds (the "FICO Bonds") issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The FICO Bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, depository institutions will be required to pay approximately $0.064 per $100 of SAIF-assessable deposits and approximately $0.013 per $100 of BIF-assessable deposits. Hence, the financial burden on SAIF member institutions like Sterling Savings is currently greater than it is on BIF member institutions.

     Existing law contemplates a unification of the charters presently available to banks and savings institutions. The Treasury Department is required to make recommendations regarding unification of the available charters and the merger of the insurance funds. The legislation requires a merger of the SAIF with the BIF on January 1, 1999 if all savings associations have converted to banks by that date, but the legislation does not mandate such conversions.
     SAIF and BIF will continue to operate as separate funds, if this unification of charters has not taken place, until such time as additional federal legislation is passed requiring a merger of the funds.

     Sterling Savings may be required to convert its charter to either a national bank charter, a state depository institution charter, or a newly designed charter. Sterling may also become regulated at the holding company level by the Fed rather than by the OTS. Regulation by the Fed could subject Sterling to capital requirements that are not currently applicable to Sterling as a thrift holding company under OTS regulations and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings is unable to predict whether a charter change will be required and, if it is, whether the charter change will significantly impact Sterling Savings' operations.

     The FDIC is empowered to initiate a termination of insurance proceeding in cases where the FDIC determines that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated an applicable law, regulation, order or condition imposed by the FDIC. The FDIC may deem failure to comply with applicable regulatory capital requirements an unsafe and unsound practice. If the FDIC terminates a savings association's deposit insurance, funds then on deposit continue to be insured for at least six months and up to two years after notice of such termination is provided to the account holders. Furthermore, if the FDIC initiates an insurance termination proceeding against a savings association that has no tangible capital, the FDIC may issue a temporary order immediately suspending deposit insurance on all deposits received by such savings association.

     RESOLUTION FUNDING CORPORATION. FIRREA provides for substantial contributions by the FHL Banks to the Resolution Funding Corporation, which was created under FIRREA to raise funds to be used to resolve cases involving failed savings associations. The funding obligations that FIRREA imposes on the FHL Banks may reduce the dividends paid by the FHL Banks to their savings association shareholders, increase the cost to FHL Bank members of the services provided by the FHL Banks, or both. Each of these provisions may increase Sterling's cost of doing business.

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

     Section 23A of the FRA limits the aggregate amount of "covered transactions" with any one affiliate to 10% of the capital stock and surplus of the member bank. "Covered transactions" are defined in
     Section 23A to include extending credit to, purchasing the assets of, issuing a guarantee, acceptance or letter of credit on behalf of, or investing in the stock or securities of, any affiliate. Section 23A also requires a bank to obtain specified levels of collateral for any extension of credit to an affiliate. Section 23B, in general, requires that any transaction with an affiliate be on terms and conditions no less favorable to the member bank than those applicable to transactions with unaffiliated entities. The OTS has recently adopted regulations further defining and clarifying the applicability of Section 23A and 23B to savings associations. The OTS has the authority to impose any additional restrictions on any transaction between a savings association and an affiliate that it determines are necessary to protect the safety and soundness of the association.

     In addition, FIRREA provides that extensions of credit to executive officers, directors and principal shareholders of a savings association are governed by the FRA. The FRA requires prior approval by the board of directors of the bank before a loan can be made to an executive officer, director or 10% shareholder. In addition, such loan or extension of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and may not involve more than the normal risk of repayment or present other unfavorable features. The FRA also prohibits any loan or extension of credit to an executive officer or a controlling shareholder if such loan or extension of credit (when aggregated with the amount of all other loans or extensions of credit then outstanding to such individual) would exceed the limits on loans to a single borrower applicable to national banks. The OTS may impose additional restrictions for safety and soundness reasons.

     LIQUIDITY. All savings associations, including Sterling Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. In addition to meeting the required liquid asset ratio, savings associations, including Sterling Savings, must maintain sufficient liquidity to insure safe and sound operations. Sterling Savings' liquidity ratios at December 31, 1997 and 1996 and June 30, 1996 were 13.01%, 10.91% and 7.31%, respectively.

     LOANS-TO-ONE-BORROWER. Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event). OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. In addition, institutions which meet applicable capital requirements may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 30% of the institution's unimpaired capital and unimpaired surplus, subject to certain conditions. At December 31, 1997, Sterling's loans-to-one-borrower limit was $21.2 million, which management believes is adequate to allow for loan originations.

     QUALIFIED THRIFT LENDER. Under the QTL Test, as revised by FDICIA, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in "qualified thrift investments" on a monthly average basis in nine out of every twelve months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing.

     At December 31, 1997, Sterling's qualified thrift investments were 72.3% of portfolio assets. An institution's failure to remain a qualified thrift lender ("QTL") may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions;
     (3) loss of borrowing privileges at the FHLB Seattle; and (4) limitations on the payment of dividends.

     COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by the OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institutions. The CRA requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Sterling's current CRA rating is "satisfactory."

     CHANGE OF CONTROL. Under applicable statutes and regulations, a person may not acquire control of a savings association without the prior approval of the OTS and the Washington Supervisor. Control is conclusively deemed to be acquired when, among other things, a person, either alone or acting in concert with others, acquires more than 25% of any class of voting stock of a savings association. Under federal statutes and regulations, a rebuttable presumption of control arises if a person acquires, either alone or acting in concert with others, more than ten percent of any class of voting stock of a savings association and is subject to a "control factor," or acquires more than 25% of any class of stock, and is subject to a "control factor." A person is subject to a control factor as a result of specified ownership levels of the savings association's debt or equity or as a result of certain relationships with the savings association.

     As indicated above, if a person's ownership of the savings association stock is below the threshold levels for control, such person may nevertheless be deemed to be "acting in concert" with one or more other persons who own stock in the savings association, in which case all of the stock ownership of each person acting in concert will be aggregated and attributed to each member of the group, thereby putting each one over the control threshold. Under certain circumstances, acquirers will be presumed to be acting in concert. For example: (i) a company will be presumed to be acting in concert with a controlling shareholder or management official; (ii) a company controlling or controlled by another company and companies under common control will be presumed to be acting in concert; and (iii) persons will be presumed to be acting in concert where they constitute a group under
     Section 13 or the proxy rules under Section 14 of the Securities Exchange Act of 1934, as amended.

     Restrictions on Activities of State-Chartered Associations. FIRREA prohibits a state-chartered savings association from engaging in any type of activity or any activity in an amount that is not permissible for a federal savings association unless (i) the FDIC has determined that such activity poses no threat to the insurance fund and (ii) the savings association continues to be in compliance with applicable capital requirements. If the FDIC determines that the amount of such activity does not pose a significant threat to the insurance fund, an association which is in compliance with applicable capital requirements may engage in activities in an amount greater than that permissible for a federal savings association. FIRREA also prohibits a state-chartered savings association from acquiring or retaining any equity investment (other than shares in certain service corporations) of a type or in an amount not permissible for a federal savings association. A savings association must divest any such equity investment as quickly as can be prudently done. Pursuant to applicable equity investment rules, Sterling has excluded its investment in assets totaling $353,000 from its calculation of risk-based capital as of December 31, 1997. Sterling is actively marketing these properties. See "Subsidiaries."

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS. The OTS has adopted a capital distribution regulation which limits the ability of savings institutions to make capital distributions. Certain factors are considered by the OTS in determining whether to permit a savings institution to pay dividends, including, among other things, whether an institution meets applicable capital requirements. Those savings institutions which meet the applicable capital requirements have discretion in making capital distributions, while those with lower capitalization have less discretion in this regard and, in some cases, are required to seek the approval of the OTS.

     Sterling's income is derived primarily from dividends to the extent they are declared and paid by Sterling Savings. Current OTS regulations require Sterling Savings to give the OTS 30 days advance notice of any proposed declaration of dividends to Sterling, as its holding company. The OTS has approved all of Sterling Savings' Preferred Stock dividend payments to Sterling, but there can be no assurance as to the approval of future dividends.

     FEDERAL RESERVE SYSTEM. Sterling Savings is subject to various regulations promulgated by the Fed, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). Regulation D requires non-interest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of San Francisco or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Fed may be used to satisfy liquidity requirements.

     Under the provisions of the Depository Institutions Deregulation and Monetary Control Act of 1980, savings and loan associations, like Sterling Savings, also have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require associations to exhaust all FHL Bank sources before borrowing from the Fed.

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

     As part of the Small Business, Health Insurance and Welfare Reform Acts of 1996, the tax treatment of the bad-debt reserves has substantially changed. Effective for years beginning after December 31, 1995, the special rules for bad-debt reserves of savings institutions no longer apply. Savings institutions, like Sterling Savings, will be treated as banks for purposes of accounting for bad debts. The percentage of income method is no longer available. Savings institutions that would be treated as "small banks" are allowed to utilize the experience method applicable to such institutions, while savings institutions that are treated as "large banks" are required to use the specific charge-off method. The Code defines a "large bank" as one whose average adjusted basis of all assets exceeds $500 million. Sterling Savings is classified as a "large bank" for purposes of tax accounting for bad debts. The new law requires that a savings institution's "applicable excess reserves" be recaptured over a period of six to eight years depending on whether the savings institution meets certain tests. In Sterling Savings' case, the "applicable excess reserve" is the amount by which its reserves at December 31, 1997 exceed the reserves at December 31, 1988. This amount is estimated to be approximately $665,000.
     Further, if Sterling Savings ever fails to qualify as a "large bank", the balance of its June 30, 1988 reserves are also subject to recapture over a six-year period beginning in the taxable year the taxpayer no longer qualifies as a "large bank."

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

     STATE LAW AND REGULATION. Sterling Savings is a State of Washington-chartered institution and is subject to regulation by the Washington Supervisor, which conducts regular examinations to ensure that Sterling Savings' operations and policies conform with sound industry practice. The liquidity and other requirements set by the Washington Supervisor are generally no stricter than the liquidity and other requirements set by the OTS. State law regulates the amount of credit that can be extended to any one person or marital community, and the amount of money that can be invested in any one property. Without the Washington Supervisor's approval, Sterling Savings currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings' total assets. State law also regulates the types of loans Sterling Savings can make. Without the Washington Supervisor's approval, Sterling Savings cannot currently invest more than 10% of its total assets in other corporations. Sterling Savings is currently subject to a supervisory directive from the Washington Supervisor. The directive requires Sterling Savings to provide monthly reports, maintain its current "well capitalized" status, obtain prior approval for significant transactions and take certain other actions. Sterling Savings operates three branches within the State of Oregon and therefore is also subject to the supervision of the Oregon Department of Consumer and Business Services. Upon successful completion of the acquisition of the KeyBank branches, Sterling Savings will also be subject to the supervision of the Idaho Department of Finance. See "Recent Developments."

     Item 2.  Properties
     -------------------
     Sterling Savings owns 26 offices and leases 12 offices in Washington and owns three offices in Oregon. Action Mortgage leases four residential loan production offices (two in Washington, one in Oregon and one in Idaho). INTERVEST leases one office in Washington and one office in Oregon. Such offices range in size from 500 to 105,000 square feet and have a total net book value, including leasehold improvements and furniture and fixtures, of $38.0 million at December 31, 1997. Leases on these properties expire between March 1998 and December 2014. Sterling believes it will be able to renew the leases or obtain comparable leases. As a result of the KeyBank acquisition, Sterling anticipates increasing the net book value of its properties, including leasehold improvements and furniture and fixtures, by approximately $10.0 million. See "Business - Recent Developments."

     Item 3.  Legal Proceedings
     --------------------------
     Periodically, various claims and lawsuits are brought against issues incident to Sterling's business. In addition, Sterling succeeded to several claims as a result of past acquisitions by Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests, and claims involving the making and servicing of loans. No material loss is expected from any of such pending claims or lawsuits, although there can be no assurance in this regard.

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------
     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


     PART II

     Item 5.  Market for the Registrant's Stock and Related Shareholder
              Matters
     ------------------------------------------------------------------
     Sterling has outstanding one class of Common Stock. As of February 27, 1998, there were 7,578,552 shares of Common Stock outstanding. As of February 27, 1998, the Common Stock was owned by 729 Shareholders of record. The Common Stock is quoted on the Nasdaq National Market under the symbol "STSA." For additional information concerning the payment of dividends, see "Business - Regulation - Regulatory Capital Requirements, "Management's Discussion and Analysis
     - Liquidity and Sources of Funds," and Note 26 of "Notes to Consolidated Financial Statements."

     The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated.

                                                        High      Low
                                                        -------   -------
       Twelve months ended December 31, 1997:
          Fourth quarter                                $23       $19
          Third quarter                                  20-3/4    17-1/4
          Second quarter                                 19-1/4    15-1/4
          First quarter                                  17-7/8    13-1/2

       Six months ended December 31, 1996:
          Second quarter                                $15-1/4   $13
          First quarter                                  15-1/4    12-1/2

       Fiscal year ended June 30, 1996:
          Fourth quarter                                $15       $12-3/4
          Third quarter                                  15        12-3/4
          Second quarter                                 13-7/8    12-1/4
          First quarter                                  15-1/4    10-3/8

     Item 6.  Selected Financial Data
     --------------------------------

                                         Twelve Months Ended   Six Months Ended
                                         December 31,          December 31,         Fiscal Years Ended June 30,
                                         --------------------  -------------------- ------------------------------------------
                                         1997      1996        1996       1995      1996        1995       1994      1993
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
                                         (Dollars in thousands, except per share amounts)
      Interest income                    $ 131,149 $ 113,177   $ 57,614   $  57,518 $ 113,081   $ 107,256  $  76,599 $  57,793
      Interest expense                     (85,512)  (74,536)    (37,411)   (40,486)  (77,611)    (71,864)   (44,610)  (32,292)
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
      Net interest income                   45,637    38,641      20,203     17,032    35,470      35,392     31,989    25,501
      Provision for loan losses             (2,450)   (1,900)     (1,100)      (800)   (1,600)     (1,600)    (1,600)   (1,500)
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
      Net interest income after
        provision for loan losses           43,187    36,741      19,103     16,232    33,870      33,792     30,389    24,001
      Other income                           9,304     8,984       4,648      4,334     8,670      11,387      8,485     9,446
      Operating expenses                   (37,106)  (40,911)    (24,742)   (15,515)  (31,684)    (31,272)   (25,788)  (21,146)
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
      Income (loss) before income taxes
        and other items                     15,385     4,814        (991)     5,051    10,856      13,907     13,086    12,301
      Income tax provision                  (5,749)   (2,331)       (112)    (1,845)   (4,064)     (4,619)    (4,560)   (4,638)
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
      Income (loss) before extra-
        ordinary item                        9,636     2,483      (1,103)     3,206     6,792       9,288      8,526     7,663
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------

                                         Twelve Months Ended   Six Months Ended
                                         December 31,          December 31,         Fiscal Years Ended June 30,
                                         --------------------  -------------------- ------------------------------------------
                                         1997      1996        1996       1995      1996        1995       1994      1993
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
                                         (Dollars in thousands, except per share amounts)
      Extraordinary item:
      Early extinguishment of FHLB
        Seattle advances, net of
        income taxes                             0         0           0          0         0           0          0      (425)
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
      Net income (loss)                      9,636     2,483      (1,103)    3,206      6,792      9,288       8,526     7,238
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
      Preferred stock dividends
        declared                              (940)   (1,885)       (942)      (942)   (1,885)     (1,885)      (272)        0
                                         --------- ---------   ---------  --------- ---------   ---------  --------- ---------
      Net income (loss) applicable
        to common shares                 $   8,696 $     598   $  (2,045) $   2,264 $   4,907   $   7,403  $   8,254 $   7,238
                                         ========= =========   =========  ========= =========   =========  ========= =========
      Income (loss) per common share:
        Basic                            $    1.40 $    0.11   $   (0.37) $    0.42 $    0.91   $    1.42  $    1.65 $    1.51
        Diluted                          $    1.25 $    0.11   $   (0.37) $    0.42 $    0.90   $    1.27  $    1.60 $    1.49

      Weighted average common shares
        outstanding:
          Basic                          6,207,329 5,476,531   5,528,117  5,408,133 5,416,211   5,210,318  4,999,863 4,785,526
          Diluted                        7,707,333 7,573,622   7,625,208  7,526,882 7,552,330   7,296,687  5,335,657 4,845,409

      Ratios:
        Return on average assets              0.56%     0.16%      (0.14)%     0.41%     0.45%       0.48%      0.72%     0.92%
        Return on average common
          shareholders' equity               11.36%     0.94%      (6.57)%     6.80%     7.43%      13.09%     16.11%    17.36%
        Shareholders' equity to assets
          at end of period                    5.48%     5.81%       5.81%      6.10%     5.80%       5.84%      5.57%     4.65%
      Book value per common share
        at end of period                 $   13.59 $   11.41   $   11.41  $   12.19 $   11.01   $   11.84  $   10.07 $    9.80
      Net interest margin                     2.81%     2.71%       2.80%      2.31%     2.46%       2.44%      2.90%     3.43%
      Nonperforming assets to total
        assets at end of period               0.73%     0.42%       0.42%      0.59%     0.57%       0.58%      0.71%     1.19%


                                                         December 31,            June 30,
                                                         ----------------------  ----------------------------------------------
                                                         1997        1996        1996        1995        1994        1993
                                                         ----------  ----------  ----------  ----------  ----------  ----------
                                                         (Dollars in thousands, except per share amounts)
      Financial Position Data:
        Total assets                                     $1,876,250  $1,536,344  $1,477,698  $1,540,784  $1,374,118  $1,038,962
        Loans receivable                                  1,069,591     934,340     886,667   1,055,111     844,520     593,669
        Mortgage-backed securities                          469,253     376,940     399,893     280,776     360,789     325,969
        Investments                                         199,733     104,721      72,047      76,576      77,565      43,531
        Deposits                                          1,036,408     902,278     898,394     890,041     810,970     579,785
        FHLB Seattle advances                               455,085     259,626     259,410     352,073     364,985     295,996
        Other borrowings                                     72,240      32,240      17,240      17,240      17,250      17,250
      Shareholders' equity                                  102,863      89,220      85,745      89,907      76,529      48,272

      Statistical Data:
      Number of:
        Employees (full-time equivalents)                       510         495         490         499         494         379
        Offices:
        Full service                                             41          41          41          41          41          27
        Loan production                                           8          10          10          11          20          17
        Real estate loans                                     8,338      10,233      12,306      15,825      14,131      12,208
        Deposit accounts                                     83,763      83,865      85,300      84,553      79,585      62,205

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     --------------------------------------------------------------------
     GENERAL

     Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Association ("Sterling Savings"). The significant operating subsidiaries of Sterling Savings are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings commenced operations in 1983 as a State of Washington-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington. Sterling, with $1.9 billion in total assets at December 31, 1997, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 41 retail branches located primarily in rural and suburban communities in Washington and Oregon. Sterling originates loans through its branch offices as well as eight Action Mortgage residential loan production offices in the Spokane and Seattle, Washington; Portland, Oregon and Boise, Idaho metropolitan areas and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Seattle and Spokane, Washington and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

     Recently, Sterling has focused its efforts on becoming more like a community retail bank by increasing its construction, business banking and consumer lending while increasing its retail deposits. Sterling's revenues are derived primarily from interest earned on loans, investments and mortgage-backed securities ("MBS"), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor"). See "Business - Regulation."

     Sterling changed its fiscal year-end from June 30 to December 31, effective December 31, 1996. Accordingly, results of operations have been presented for the twelve months ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the fiscal years ended June 30, 1996 and 1995.

     Existing law contemplates a unification of the charters presently available to banks and savings institutions. The Treasury Department is required to make recommendations regarding unification of the available charters and the merger of the insurance funds. The legislation requires a merger of the SAIF with the BIF on January 1, 1999 if all savings associations have converted to banks by that date, but the legislation does not mandate such conversions.

     SAIF and BIF will continue to operate as separate funds, if this unification of charters has not taken place, until such time as additional federal legislation is passed requiring a merger of the funds.

     Sterling Savings may be required to convert its charter to either a national bank charter, a state depository institution charter, or a newly designed charter. Sterling may also become regulated at the holding company level by the Federal Reserve Board (the "Fed") rather than by the OTS. Regulation by the Fed could subject Sterling to capital requirements that are not currently applicable to Sterling as a thrift holding company under OTS regulation and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings is unable to predict whether a charter change will be required and, if it is, whether the charter change will significantly impact Sterling Savings' operations. See "Business - Regulation."

     Sterling intends to continue to pursue an aggressive growth strategy. In addition, Sterling has grown and may seek to grow by acquiring other financial institutions or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. There is significant competition for acquisitions in Sterling's market area, and Sterling may not be able to acquire other institutions on attractive terms. Furthermore, the success of Sterling's growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate internal growth and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its internal growth strategy.

     To further enhance its presence in the Pacific Northwest market, Sterling has been working to expand its community bank delivery system, focusing primarily on deposit gathering and lending. On February 2, 1998, Sterling signed an agreement to acquire 33 branch offices in Washington, Idaho and Oregon from KeyBank National Association ("KeyBank"). The purchase includes approximately $585 million of deposit balances, the owned branch facilities, branch furniture, fixtures and certain equipment and approximately $133 million of loan balances. To acquire these branches, Sterling will pay approximately $72 million based upon a premium on deposits plus the value of the assets related to these branches. Sterling anticipates using the net proceeds of approximately $380 million from this transaction to reduce its borrowings and wholesale liabilities. As a result of this transaction, Sterling's total assets are expected to increase by approximately $150 million.

     In order to finance this transaction, Sterling will use its existing cash resources and borrowing capacities supplemented with additional borrowings of approximately $25 million. Sterling may also increase its capital resources through an offering of debt or equity securities, the proceeds of which offering will likely be issued to retire certain borrowings.

     The strategic advantages of the branch acquisition to Sterling are expected to include (i) a reduction in its cost of funds which should contribute to an improvement in net interest margin, (ii) an expanded branch network through which to generate additional loans and retail deposits, and (iii) an increased presence with Sterling's existing markets of Washington and Oregon, as well as expansion into certain markets in Idaho. Sterling's operating costs will increase as a result of adding these branches and amortizing the core deposit premium and other intangible assets over time. Sterling anticipates the amortization period to be 10 to 15 years.

     The acquisition is subject to regulatory approvals and other conditions of closing and is scheduled to close in mid-year 1998. Management anticipates securing regulatory approvals, meeting other conditions of closing and obtaining appropriate financing, although there can be no assurance in this regard.

     NET INTEREST INCOME

     The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings ("NII"). Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the twelve months ended December 31, 1997 and the six months ended December 31, 1996, the increase in NII was due primarily to an increase in the interest earned on all interest-earning assets coupled with a decrease in the cost of deposits and Federal Home Loan Bank of Seattle ("FHLB Seattle") advances. During the fiscal year ended June 30, 1996, the increase in NII was due to a mix change in the volume of interest-earning assets towards higher yielding assets, which helped increase the net interest margin.

     The following table sets forth, for the periods indicated, information with regard to the average balances of interest-earning assets and interest-bearing liabilities, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, NII, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                       Twelve Months Ended December 31,
                                       -----------------------------------------------------------------------------------------
                                       1997                                         1996
                                       ------------------------------------------   --------------------------------------------
                                       Average     Interest Earned   Average Yield  Average     Interest Earned    Average Yield
                                       Balances    or Paid           or Cost(1)     Balances(2) or Paid            or Cost(1)
                                       ----------  ---------------   -------------  ----------- ---------------   --------------
                                       (Dollars in thousands)
      Interest-earning assets:
        Loans                          $1,002,262     $   91,733          9.15%     $  909,523      $  81,338           8.94%
        Mortgage-backed securities        436,935         28,528          6.53         406,226         26,182           6.45
        Investments and cash
          equivalents                     184,091         10,888          5.91         111,494          5,657           5.07
                                       ----------      ----------         -----      ----------     ----------          -----
      Interest-bearing liabilities:
      Total interest-earning assets    $1,623,288     $  131,149          8.08%     $1,427,243     $  113,177           7.93%
                                       ==========     ==========         =====      ==========     ==========          =====
      Deposits and checking accounts:
        Certificates of deposit        $ 620,560      $   35,361          5.70%     $  585,140     $   33,391           5.71%
        Regular savings accounts
          and money market accounts      236,057           9,261          3.92         216,335          8,288           3.83
        Interest-bearing demand
          accounts                        78,234           1,044          1.33          70,010            984           1.41
                                       ---------      ----------         -----      ----------     ----------          -----
      Total deposits and checking
        accounts                         934,851          45,666          4.88         871,485         42,663           4.90
      FHLB Seattle advances              337,617          21,975          6.51         283,922         19,070           6.72
      All other borrowings               243,757          13,985          5.74         197,602         11,137           5.64
      Trust Preferred Securities          21,130           2,220         10.51               0              0           0.00
      Subordinated Notes                  17,240           1,666          9.66          17,240          1,666           9.66
                                      ----------      ----------         -----      ----------     ----------          -----
      Total interest-bearing
        liabilities                   $1,554,595      $   85,512          5.50%     $1,370,249     $   74,536           5.44%
                                      ==========      ==========         =====      ==========     ==========          =====
      Net interest income                             $   45,637                                   $   38,641
                                                      ==========                                   ==========
      Net interest spread                                                 2.58%                                         2.49%
                                                                         =====                                         =====
      Net interest margin                                                 2.81%                                         2.71%

      Ratio of average interest-
        earning assets to average
        interest-bearing liabilities         104.4%                                     104.2%

      <captions>
                                       Six Months Ended December 31,
                                       ----------------------------------------------------------------------------------------
                                       1996                                         1995
                                       -------------------------------------------  -------------------------------------------
                                       Average     Interest Earned   Average Yield  Average     Interest Earned   Average Yield
                                       Balances(2) or Paid           or Cost(1)     Balances(2) or Paid           or Cost(1)
                                       ----------- ---------------   -------------  ----------- ---------------   -------------
                                       (Dollars in thousands)
      Interest-earning assets:
        Loans                          $  925,494     $   41,702          8.94%     $1,069,712     $   46,599           8.64%
        Mortgage-backed securities        386,019         12,574          6.46         296,761          8,436           5.64
        Investments and cash
          equivalents                     122,926          3,338          5.39          98,131          2,483           5.02
                                       ----------     ----------         -----      ----------     ----------          -----
      Interest-bearing liabilities:
      Total interest-earning assets    $1,434,439     $   57,614          7.97%     $1,464,604     $   57,518           7.79%
                                       ==========     ==========         =====      ==========     ==========          =====
      Deposits and checking accounts:
        Certificates of deposit        $  578,738     $   16,329          5.60%     $  629,828     $   18,934           5.96%
        Regular savings accounts
          and money market accounts       222,223          4,243          3.79         175,479          3,233           3.65
        Interest-bearing demand
          accounts                         70,959            499          1.39          66,426            499           1.49
                                       ----------     ----------         -----      ----------     ----------          -----
      Total deposits and checking
        accounts                          871,920         21,071          4.79         871,733         22,666           5.16
      FHLB Seattle advances               258,089          8,849          6.80         348,108         11,577           6.60
      All other borrowings                229,593          6,659          5.75         164,573          5,411           6.52
      Trust Preferred Securities                0              0          0.00               0              0           0.00
      Subordinated Notes                   17,240          1,666          9.66          17,240            832           9.57
                                       ----------     ----------         -----      ----------     ----------          -----
      Total interest-bearing
        liabilities                    $1,376,842     $   37,411          5.39%     $1,401,654     $   40,486           5.73%
                                       ==========     ==========         =====      ==========     ==========          =====
      Net interest income                             $   20,203                                   $   17,032
                                                      ==========                                   ==========
      Net interest spread                                                 2.58%                                        2.06%
                                                                         =====                                        =====
      Net interest margin                                                 2.79%                                        2.31%

      Ratio of average interest-
        earning assets to average
        interest-bearing liabilities        104.2%                                       104.5%

      <captions>

                                       Fiscal Years Ended June 30,
                                       ----------------------------------------------------------------------------------------
                                       1996                                         1995
                                       -------------------------------------------  -------------------------------------------
                                       Average     Interest Earned   Average Yield  Average      Interest Earned   Average Yield
                                       Balances(2) or Paid           or Cost(1)     Balances(2)  or Paid           or Cost(1)
                                       ----------- ---------------   -------------  -----------  ---------------   -------------
                                       (Dollars in thousands)
      Interest-earning assets:
        Loans                           $  988,077    $   86,235          8.73%     $1,004,297     $   79,858           7.95%
        Mortgage-backed securities         354,596        22,044          6.22         347,949         22,386           6.43
        Investments and cash
          equivalents                       98,215         4,802          4.89         100,237          5,011           5.00
                                        ----------    ----------         -----      ----------     ----------          -----
      Interest-bearing liabilities:
      Total interest-earning assets     $1,440,888    $  113,081          7.85%     $1,452,483     $  107,255           7.38%
                                        ==========    ==========         =====      ==========     ==========          =====
      Deposits and checking accounts:
        Certificates of deposit         $  610,297    $   35,996          5.90%     $  626,952     $   32,800           5.23%
        Regular savings accounts
          and money market accounts        194,346         7,233          3.72         163,490          5,826           3.56
        Interest-bearing demand
          accounts                          67,507         1,029          1.52          66,060          1,189           1.80
                                        ----------    ----------         -----      ----------     ----------          -----
      Total deposits and checking
        accounts                           872,150        44,258          5.07         856,502         39,815           4.65
      FHLB Seattle advances                325,804        21,679          6.65         396,829         22,509           5.67
      All other borrowings                 167,087         9,994          5.98         133,075          7,866           5.91
      Trust Preferred Securities                 0             0          0.00               0              0           0.00
      Subordinated Notes                    17,240         1,680          9.74          17,246          1,674           9.71
                                        ----------    ----------         -----      ----------     ----------          -----
      Total interest-bearing
        liabilities                     $1,382,281    $   77,611          5.61%     $1,403,652     $   71,864           5.12%
                                        ==========    ==========         =====      ==========     ==========          =====
      Net interest income                             $   35,470                                   $   35,391
                                                      ==========                                   ==========
      Net interest spread                                                 2.24%                                         2.26%
                                                                         =====                                         =====
      Net interest margin                                                 2.46%                                         2.44%

      Ratio of average interest-
        earning assets to average
        interest-bearing liabilities         104.2%                                      103.5%

     (1) The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
     (2)  Average balances are computed on a monthly basis.

     The following table illustrates the changes in Sterling's NII due to changes in volume (change in volume multiplied by initial rate), changes in interest rate (change in rate multiplied by initial volume) and changes in rate/volume (change in rate multiplied by change in average volume) for the periods indicated.


                                             Twelve Months Ended                     Six Months Ended
                                             December 31, 1997 vs.                   December 31, 1996 vs.
                                             Twelve Months Ended                     Six Months Ended
                                             December 31, 1996                       December 31, 1995
                                             Increase (Decrease) Due to:             Increase (Decrease) Due to:
                                             -------------------------------------   -------------------------------------
                                                                 Rate/                                   Rate/
                                             Volume    Rate      Volume    Total     Volume    Rate      Volume    Total
                                             -------   -------   -------   -------   -------   -------   -------   -------
                                             (Dollars in thousands)
      Interest income on:
        Loans                                $ 8,294   $ 1,907   $   194   $10,395   $(6,300)  $ 1,474   $   (71)  $(4,897)
        Mortgage-backed securities             1,979       341        26     2,346     2,544     1,207       387     4,138
        Investments and cash equivalents       3,683       937       611     5,231       629       175        51       855
                                             -------   -------   -------   -------   -------   -------   -------   -------
      Total interest income                   13,956     3,185       831    17,972    (3,127)    2,856       367        96
                                             -------   -------   -------   -------   -------   -------   -------   -------
      Deposits and checking accounts:
        Certificates of deposit                2,021       (48)       (3)    1,970    (1,540)   (1,215)      150    (2,605)
        Regular savings accounts and
          money market accounts                  756       199        18       973       864       109        37     1,010
        Interest-bearing demand accounts         116       (50)       (6)       60        34       (33)       (1)        0
                                             -------   -------   -------   -------   -------   -------   -------   -------
      Total deposits and checking accounts     2,893       101         9     3,003      (642)   (1,139)      186    (1,595)
      FHLB Seattle advances                    3,606      (590)     (111)    2,905    (3,002)      327       (53)   (2,728)
      Other borrowings                         2,601       200        47     2,848     2,144      (653)     (243)    1,248
      Trust Preferred Securities               2,220         0         0     2,220         0         0         0         0
      Subordinated Notes                           0         0         0         0         0         0         0         0
                                             -------   -------   -------   -------   -------   -------   -------   -------
      Total interest expense                  11,320      (289)      (55)   10,976    (1,500)   (1,465)     (110)   (3,075)
                                             -------   -------   -------   -------   -------   -------   -------   -------
      Net interest income                    $ 2,636   $ 3,474   $   886   $ 6,996   $(1,627)  $ 4,321   $   477   $ 3,171
                                             =======   =======   =======   =======   =======   =======   =======   =======



                                             Fiscal Year Ended
                                             June 30, 1996 vs.
                                             Fiscal Year Ended
                                             June 30, 1995
                                             Increase (Decrease) Due to:
                                             -------------------------------------
                                                                 Rate/
                                             Volume    Rate      Volume    Total
                                             -------   -------   -------   -------
                                             (Dollars in thousands)
      Interest income on:
        Loans                                $(1,290)  $ 7,793   $  (127)  $ 6,376
        Mortgage-backed securities               428      (755)      (15)     (342)
        Investments and cash equivalents        (101)     (110)        2      (209)
                                             -------   -------   -------   -------
      Total interest income                     (963)    6,928      (140)    5,825
                                             -------   -------   -------   -------
      Deposits and checking accounts:
        Certificates of deposit                 (871)    4,178      (111)    3,196
        Regular savings accounts and
          money market accounts                1,100       259        48     1,407
        Interest-bearing demand accounts          26      (182)       (4)     (160)
                                             -------   -------   -------   -------
      Total deposits and checking accounts       255     4,255       (67)    4,443
      FHLB Seattle advances                   (4,029)    3,896      (697)     (830)
      Other borrowings                         2,010        94        24     2,128
      Trust Preferred Securities                   0         0         0         0
      Subordinated Notes                          (1)        7         0         6
                                             -------   -------   -------   -------
      Total interest expense                  (1,765)    8,252      (740)    5,747
                                             -------   -------   -------   -------
      Net interest income                    $   802   $(1,324)  $   600   $    78
                                             =======   =======   =======   =======

     ASSET AND LIABILITY MANAGEMENT

     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV") or estimated fair value, are subject to fluctuations in interest rates. For example, Sterling's adjustable rate mortgages ("ARMs") are indexed to the weekly average yield on one-year U.S. Treasury securities. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates. See "Business - Lending Activities."

     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans; whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution's portfolio as well as its NII.

     Sterling maintains an asset and liability management program intended to manage NII through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates. Sterling uses a simulation model designed to measure the sensitivity of NII and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of NII and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates and at hypothetical higher and lower interest rates at various intervals. The present value of each major category of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. The present value of longer term fixed rate financial instruments is more difficult to estimate because such instruments are susceptible to changes in market interest rates. Present value estimates of adjustable rate financial instruments are more reliable since they represent the difference between the contractual and discounted rates until the next interest rate repricing date.

     The calculations of present value have certain shortcomings. The discount rates utilized for loans and MBS are based on estimated nationwide market interest rate levels for similar loans and securities, with prepayment assumptions based on historical experience and market forecasts. The unique characteristics of Sterling's loans and MBS may not necessarily parallel those in the model. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the market value of deposits and FHLB Seattle advances since such deposits and advances are unique to, and have certain price and customer relationship advantages for, depository institutions.
     The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments on the assumption that the resulting cash flows are reinvested in financial instruments with virtually identical terms. The total measurement of Sterling's exposure to interest rate risk ("IRR") as presented in the following table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of, and the net earnings generated from, Sterling's net assets from any change in interest rates.

     During the twelve months ended December 31, 1997, short-term interest rates were relatively stable, although in March 26, 1997, the Fed implemented a policy to tighten credit by increasing the Federal Funds rate to 5.50%. Longer term interest rates were somewhat more volatile with 30-year treasury bond yields ranging between approximately 5.89% and 7.17%. During the first half of the fiscal year ended June 30, 1996, prevailing short- and long-term interest rates declined, primarily in response to a shift in policies of the Fed toward easing of short-term interest rates. During this period, the Fed lowered the Federal Funds rate from 6.00% to 5.25%. In the second half of fiscal year 1996, prevailing long-term interest rates rose by approximately 0.50% to 0.75%. This increase resulted in a higher cost of funds than anticipated by management. Also, as a consequence of this rising interest rate environment, the market value of longer-term assets significantly declined.

     During the twelve months ended December 31, 1997, the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, management pursued strategies to increase NII and NPV and to reduce the impact of changes in interest rates on the NPV. In mid-1997, Sterling increased its capital resources with the issuance of Trust Preferred Securities. Sterling then increased the level of long-term, fixed rate investments and MBS funded with short-term borrowings, which resulted in a moderate increase in IRR. NPV increased during 1997 as a result of these strategies and as a result of a decrease in long-term interest rates. During the six months ended December 31, 1996 and the fiscal years ended June 30, 1996 and 1995, management pursued strategies to increase NPV and to reduce the impact of changes in interest rates on NPV. During the six months ended December 31, 1996, NPV increased due primarily to an increase in the value of long-term assets and a change in the loan mix. During the fiscal year ended June 30, 1996, NPV declined due primarily to a decrease in the value of long-term assets resulting from an increase in long-term interest rates.

     Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII through the origination and retention of variable rate consumer, business banking, construction and commercial real estate loans which generally have higher yields than residential permanent loans. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

     The following table presents Sterling's estimates of changes in NPV as of December 31, 1997. The results indicate the impact of instantaneous, parallel shifts in the market yield curve. These calculations are relative measurements of IRR and do not reflect any expected rate movement.


            Change in Interest                   Ratio of NPV to
            Rates in Basis Points                the Present Value
            (Rate Shock)             NPV         of Total Assets      Change in Ratio
            ---------------------    --------    -----------------    ---------------
            (Dollars in thousands)
                   +400              $ 33,974          1.96%              (4.13)%
                   +200                80,857          4.47               (1.62)
                   +100               104,439          5.65               (0.44)
                   Static             114,503          6.09                 N/A
                   -100               107,104          5.64               (0.45)
                   -200                90,190          4.72               (1.37)
                   -400                45,917          2.37               (3.72)


     At December 31, 1997, Sterling calculated that its NPV was
     $114.5 million, as compared with $97.4 million at December 31, 1996 and $80.7 million at June 30, 1996, and that its NPV would decrease by 29.4% and 70.3% if interest rate levels generally were to increase by 2% and 4%, respectively. These calculations, which are highly subjective and technical, may differ materially from regulatory calculations. See "Business - Regulation - Regulatory Capital Requirements - Risk-based Capital."

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap position to be a negative 13.6%, negative 4.4% and negative 14.9% at December 31, 1997 and 1996 and June 30, 1996, respectively. Sterling calculated its three-year gap position to be a negative 6.9%, negative 6.6% and negative 11.3% at December 31, 1997 and 1996 and June 30, 1996, respectively. The widening in the negative one- and three-year gap positions during the twelve months ended December 31, 1997 was due primarily to an increase in MBS and other securities funded with short-term borrowings. Management attempts to maintain Sterling's gap position between negative 5% and negative 20%. At December 31, 1997, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. See "Results of Operations - Net Interest Income" and "Capital Resources."

     The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling's interest-earning assets and interest-bearing liabilities at December 31, 1997. Other than loans which are in the available-for-sale portfolio, all of the financial instruments of Sterling are intended to be held to maturity. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling's historical experience, estimates from secondary market sources such as the Federal Home Loan Mortgage Corporation (the "FHLMC') and estimated passbook deposit decay rates (the rate of withdrawals or transfers to higher-yielding certificates of deposits ("CDs")). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard. The classification of mortgage loans and MBS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information reported in accordance with generally accepted accounting principles ("GAAP") and contained elsewhere in this Report on Form 10-K.

                                                  Maturity or Repricing
                                                  ---------------------------------------------------------------------------
                                                               Over         Over         Over
                                                  Zero to      Three        One Year     Three
                                                  Three        Months to    to Three     Years to     Over
                                                  Months       One Year     Years        Five Years   Five Years    Total
                                                  ----------   ----------   ----------   ----------   ----------   ----------
                                                  (Dollars in thousands)
      Interest-earning assets:
      Mortgage loans and mortgage-backed
        securities:
          ARM and balloon mortgage loans          $  333,320   $  172,681   $   89,153   $   42,155   $       18   $  637,327
          Fixed rate mortgage loans                   19,561       53,647      148,932      109,322      171,574      503,036
          Loans held-for-sale                          5,225            0            0            0            0        5,225
                                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total mortgage loans and mortgage-
        backed securities                            358,106      226,328      238,085      151,477      171,592    1,145,588
      Non-mortgage loans:
        Consumer                                      38,918       41,218       48,324       17,239       11,049      156,748
        Commercial                                   224,743        4,922        7,685        2,816        1,567      241,733
                                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total loans and mortgage-backed securities     621,767      272,468      294,094      171,532      184,208    1,544,069
      Cash and investment securities                  43,836      134,721       28,743        5,791        2,500      215,591
                                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total rate-sensitive assets                    665,603      407,189      322,837      177,323      186,708    1,759,660
                                                  ----------   ----------   ----------   ----------   ----------   ----------
      Cash on hand and in banks                                                                           36,552       36,552
      Other non-interest-earning assets                                                                   80,038       80,038
                                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total assets                                                                                    $  303,298   $1,876,250
                                                                                                      ==========   ==========
      Interest-bearing liabilities:
        Deposits:
          Certificates of deposit                 $  272,979   $  299,163   $   52,799   $   25,325   $   19,871   $  670,137
          Checking accounts                            2,959        8,445       19,718       16,178       72,059      119,359
          Money market accounts                      183,795            0            0            0            0      183,795
          Passbook accounts                            3,863       10,228       16,387       10,988       21,651       63,117
                                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total deposits                                 463,596      317,836       88,904       52,491      113,581    1,036,408
      FHLB Seattle advances                           95,000      299,000       49,000          693       11,392      455,085
      Repurchase agreements                          136,997            0       43,080            0            0      180,077
      Other borrowings                                15,000            0       17,240            0       40,000       72,240
                                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total interest-bearing liabilities             710,593      616,836      198,224       53,184      164,973    1,743,810
      Impact of liability commitments and
        hedging                                            0            0            0            0            0            0
                                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total rate-sensitive liabilities            $  710,593   $  616,836   $  198,224   $   53,184   $  164,973   $1,743,810
                                                  ==========   ==========   ==========   ==========   ==========   ==========

                                                  Maturity or Repricing
                                                  ---------------------------------------------------------------------------
                                                               Over         Over         Over
                                                  Zero to      Three        One Year     Three
                                                  Three        Months to    to Three     Years to     Over
                                                  Months       One Year     Years        Five Years   Five Years   Total
                                                  ----------   ----------   ----------   ----------   ----------   ----------
                                                  (Dollars in thousands)

      Other non-interest-bearing liabilities                                                          $   29,577   $   29,577
      Shareholders' equity                                                                               102,863      102,863
                                                                                                      ----------   ----------
      Total liabilities and shareholders' equity                                                      $  297,413   $1,876,250
                                                                                                      ==========   ==========
      Net gap                                     $  (44,990)  $ (209,647)  $  124,613   $  124,139   $    5,885   $        0
                                                  ==========   ==========   ==========   ==========   ==========   ==========
      Cumulative gap                              $  (44,990)  $ (254,637)  $ (130,024)  $   (5,885)  $        0   $        0
                                                  ==========   ==========   ==========   ==========   ==========   ==========
      Cumulative gap to total assets                    (2.4)%      (13.6)%       (6.9)%       (0.3)%        0.0%         0.0%



     RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997
     AND 1996

     OVERVIEW. For the twelve months ended December 31, 1997, net income was $9.6 million, or $1.25 per diluted share. Primarily as a result of the SAIF assessment which resulted in a pre-tax charge to earnings of $5.8 million and an increase in other operating expenses, Sterling reported a reduced net income of $2.5 million, or $0.11 per diluted share, for the twelve months ended December 31, 1996. Excluding the SAIF assessment, Sterling would have reported net income of $7.6 million, or $1.01 per diluted share, for the twelve months ended December 31, 1996. The increase in net income is due primarily to an increase in net interest income.

     The return on average assets was 0.56% and 0.16% for the twelve months ended December 31, 1997 and 1996, respectively. The return on common shareholders' equity was 11.36% and 0.94% for the twelve months ended December 31, 1997 and 1996, respectively. These increases were due primarily to increases in NII, the impact of the 1996 SAIF assessment and higher operating expenses.

     NET INTEREST INCOME. Net interest income for the twelve months ended December 31, 1997 was $45.6 million, compared with $38.6 million for the twelve months ended December 31, 1996. During these same periods, the net interest margins were 2.81% and 2.71%, respectively, and the volumes of interest-earning assets were $1.62 billion and $1.43 billion, respectively. The increase in NII was due primarily to an increase in the volume of average interest-earning assets which were primarily loans, and an increase in the net interest margin. The increase in the net interest margin was due to an increase in the rates earned on interest-earning assets coupled with a decrease in the cost of deposits.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $2.5 million and $1.9 million for the twelve months ended December 31, 1997 and 1996, respectively. Sterling increased its provision for loan losses in anticipation of potentially higher levels of loss from its expanded construction, business banking and consumer lending activities. Management anticipates that its provisions for loan losses will increase in the future as Sterling continues to expand into these higher yielding, higher risk loans.

     At December 31, 1997, Sterling's loan delinquency rate as a percentage of total loans was 0.71%, compared with 0.53% at December 31, 1996. Total nonperforming loans were $4.9 million at December 31, 1997, compared with $2.5 million at December 31, 1996. As a percentage of total loans, nonperforming loans were 0.42% at December 31, 1997, compared with 0.25% at December 31, 1996. Management believes the loan loss provisions represent appropriate allowances for loan losses based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated:

                                                     Twelve Months Ended
                                                     December 31,
                                                     ---------------------
                                                     1997           1996
                                                     ------         ------
                                                     (Dollars in thousands)
     Fees and service charges                        $4,978         $4,553
       Mortgage banking operations                    1,922          3,488
       Loan servicing fees                            1,291          1,095
       Net gain on sales of securities                1,197              7
       Net loss on sales and operations of
         real estate owned ("REO")                      (84)          (159)
                                                     ------         ------
                                                     $9,304         $8,984
                                                     ======         ======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees, commissions on sales of mutual funds and annuity products. The increase for the twelve months ended December 31, 1997, compared with the twelve months ended December 31, 1996, was due primarily to an increase in service charges on deposit accounts, fees for certain customer services and commissions on sales of credit life insurance. This increase in service charges on deposit accounts and fees for certain customer services was due primarily to an increase in the fee structure for most services.

     The decrease in income from mortgage banking operations for the twelve months ended December 31, 1997, compared with the twelve months ended December 31, 1996, was due primarily to a shift away from loans originated and sold in the secondary market to loans originated for the permanent portfolio.

     The following table summarizes loan originations and sales of loans for the periods indicated:

                                                     Twelve Months Ended
                                                     December 31,
                                                     ---------------------
                                                     1997           1996
                                                     ------         ------
                                                     (Dollars in thousands)

     Originations of one- to four-family permanent
       mortgage loans                                $174.3         $165.2
     Sales of residential loans                       108.0          187.1
     Principal balances at end of period of
       mortgage loans serviced for others             452.2          542.2

     The increase in loan servicing fees for the twelve months ended December 31, 1997, compared with the twelve months ended December 31, 1996, was due primarily to a decrease in the balance of loans serviced that have amortization of a related acquisition premium which offsets the loan servicing income. Sterling's average loan servicing portfolios for the twelve months ended December 31, 1997 and 1996, were approximately $503.8 million and $645.8 million, respectively.

     During the twelve months ended December 31, 1997, Sterling sold approximately $263.2 million of investments and MBS, resulting in a net gain of $1.2 million. No such sales were made in the same period in 1996.

     OPERATING EXPENSES. Operating expenses were $37.1 million and $40.9 million for the twelve months ended December 31, 1997 and 1996, respectively. The decrease was due primarily to the one-time
     $5.8 million SAIF assessment and other one-time charges of $1.8 million in 1996. Exclusive of these items, operating expenses increased $3.8 million from 1996 to 1997.

     Employee compensation and benefits were $15.9 million and $13.0 million for the twelve months ended December 31, 1997 and 1996, respectively. The increase was due primarily to an increase in lending staff related to Sterling's efforts to increase its commercial real estate, business banking and consumer lending areas. It was also due to a reduction of approximately $1.4 million in the amount of personnel cost deferred as the mix of loan originations was shifting away from residential permanent mortgage to construction, business banking and consumer loans. Amortization of intangibles amounted to $2.2 million and $3.3 million for the twelve months ended December 31, 1997 and 1996, respectively. The decrease was due primarily to core deposit premium balances for specific acquisitions becoming fully amortized during the year. Occupancy and equipment expenses were $6.0 million and $5.6 million for the twelve months ended December 31, 1997 and 1996, respectively. This increase resulted from increasing personnel levels. Insurance expenses were $1.2 million and $2.4 million for the twelve months ended December 31, 1997 and 1996, respectively. The decrease was due primarily to the reduction in the SAIF assessment rate on deposits during 1997. Legal and accounting expenses were $1.4 million and $1.9 million during the twelve months ended December 31, 1997 and 1996, respectively. The decrease was due primarily to a decrease in legal fees. Other expenses were $2.1 million and $1.3 million for the twelve months ended December 31, 1997 and 1996, respectively. The increase in other expenses was due primarily to a reduction in the deferral of loan origination costs, as well as a increase in loan processing expense. See "General," "Capital Resources," "Year 2000 Issues" and Note 19 of "Notes to Consolidated Financial Statements."

     Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income). Sterling's operating efficiency ratio was 67.5% and 85.9% for the twelve months ended December 31, 1997 and 1996, respectively. Management is striving to reduce its operating efficiency ratio below 65%, but there can be no assurance that it will be able to achieve this goal.

     INCOME TAX PROVISION. For the twelve months ended December 31, 1997, Sterling's federal and state income tax provision of $5.7 million represented 37.4% of income before income taxes, which approximated the applicable statutory tax rates. For the twelve months ended December 31, 1996, Sterling's income tax provision of $2.3 million consisted of the provision on the operating income which approximates the statutory tax rates plus a provision related to a change in the estimate of prior period income taxes.

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND
     1995

     OVERVIEW. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the six months ended December 31, 1996. Primarily as a result of this charge and an increase in other operating expenses, Sterling reported a net loss of $1.1 million, or $0.37 per diluted share, for the six months ended December 31, 1996, compared with net income of $3.2 million, or $0.42 per diluted share, for the six months ended December 31, 1995.

     The annualized return on average assets was (0.14)% and 0.41% for the six months ended December 31, 1996 and 1995, respectively. The return on common shareholders' equity was (6.6)% and 6.8% for the six months ended December 31, 1996 and 1995, respectively. This decrease was due primarily to the SAIF assessment and the increase in other operating expenses.

     NET INTEREST INCOME. Net interest income for the six months ended December 31, 1996 was $20.2 million, compared to $17.0 million for the six months ended December 31, 1995. During these same periods, the net interest margins were 2.80% and 2.31%, respectively, and the volumes of interest-earning assets were $1.43 billion and $1.46 billion, respectively. The increase in NII was due primarily to an increase in the rates earned on interest-earning assets coupled with a decrease in the cost of deposits and other borrowings. See "Net Interest Income."

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $1.1 million and $800,000 for the six months ended December 31, 1996 and 1995, respectively.

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

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated:

                                                     Six Months Ended
                                                     December 31,
                                                     ---------------------
                                                     1996           1995
                                                     ------         ------
                                                     (Dollars in thousands)

     Fees and service charges                        $2,431         $1,777
     Mortgage banking operations                      1,686          1,761
     Loan servicing fees                                633            459
     Net gain on sales of securities                      0            451
     Net loss on sales and operations of REO           (102)          (114)
                                                     ------         ------
                                                     $4,648         $4,334
                                                     ======         ======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees, commissions on sales of mutual funds and annuity products. The increase for the six months ended December 31, 1996, compared with the six months ended December 31, 1995 was due primarily to an increase in service charges on deposit accounts, fees for certain customer services and commissions on sales of credit life insurance. This increase in service charges on deposit accounts and fees for certain customer services was due primarily to the change in the mix of Sterling's deposit accounts.

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

     The following table summarizes loan originations and sales of loans for the periods indicated:

                                                     Six Months Ended
                                                     December 31,
                                                     ---------------------
                                                     1997           1996
                                                     ------         ------
                                                     (Dollars in millions)

     Originations of one- to four-family permanent
       mortgage loans                                $ 72.5         $124.2
     Sales of residential loans                        77.8          122.8
     Principal balances at end of period of
       mortgage loans serviced for others             542.2          837.1

     The increase in loan servicing fees for the six months ended
     December 31, 1996, compared with the six months ended December 31, 1995, was due primarily to a decrease in the balance of loans serviced that have amortization of a related acquisition premium, offsetting the loan servicing income.

     Sterling's average loan servicing portfolios for the six months ended December 31, 1996 and 1995, were approximately $562.3 million and $625.2 million, respectively. Sterling anticipates retaining a significant portion of the current balance of loans serviced for others, although there can be no assurances in this regard.

     During the six months ended December 31, 1995, Sterling sold approximately $55.6 million of investments and MBS. No such sales were made in the same period in 1996. Sterling used the majority of the proceeds from the 1995 sales to invest in one- to four-family loans and intermediate-term MBS.

     OPERATING EXPENSES. Operating expenses were $24.7 million and $15.5 million for the six months ended December 31, 1996 and 1995, respectively. The significant increase is due primarily to the one-time SAIF assessment and increases in employee compensation and benefits, legal and accounting costs, and other expenses.

     Employee compensation and benefits were $6.9 million and $6.1 million for the six months ended December 31, 1996 and 1995, respectively.
     The increase was due primarily to an increase in the number of employees. Occupancy and equipment expenses were $2.9 million and $2.6 million for the six months ended December 31, 1996 and 1995, respectively. Depreciation expense was $1.5 million and $1.3 million for the six months ended December 31, 1996 and 1995, respectively.
     The increases in occupancy and equipment and depreciation expenses were due primarily to higher computer and data processing costs following a conversion to a new data processing system in October 1995. Insurance expenses were $1.3 million and $1.1 million for the six months ended December 31, 1996 and 1995, respectively. The increase was due primarily to the initiation of liability coverage for directors and officers and to increased premiums on property and casualty policies. Legal and accounting expenses were $1.2 million and $507,000 during the six months ended December 31, 1996 and 1995, respectively. The increase was due primarily to costs incurred to pursue Sterling's breach of contract claim against the U.S. government and higher levels of accounting and regulatory examination costs. Other expenses were $1.6 million and $835,000 for the six months ended December 31, 1996 and 1995, respectively. The increase in other expenses was due primarily to a reduction in the deferral of loan origination costs, increased business and occupation taxes, and increased provisions for various other expense items. See "General," "Capital Resources" and Note 19 of "Notes to Consolidated Financial Statements."

     Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income). Sterling's operating efficiency ratio was 99.6% and 72.6% for the six months ended December 31, 1996 and 1995, respectively. The increase was due primarily to the significant increase in operating expenses described above.

     INCOME TAX PROVISION. For the six months ended December 31, 1996, Sterling's federal and state income tax provision of $112,000 resulted from a change in the estimated prior period income taxes which exceeded the benefit from the current operating loss related to a change in the estimate of prior period income taxes. For the six months ended December 31, 1995, Sterling's income tax provision of $1.8 million represented 36.5% of income before income taxes, which approximated the statutory tax rate.

     RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

     OVERVIEW. Sterling reported net income of $6.8 million, or $0.90 per diluted share, for the fiscal year ended June 30, 1996, compared with the fiscal year ended June 30, 1995, when net income was $9.3 million or $1.27 per diluted share. In the fiscal year ended June 30, 1996, the decrease in net income was due primarily to a decrease in income from mortgage banking operations. All per share amounts have been adjusted for all Common Stock dividends declared and/or paid. See "- Other Income" and "- Operating Expenses."

     For fiscal years ended June 30, 1996 and 1995, the annualized return on average assets was 0.45% and 0.48%, respectively. The decrease was due primarily to the decline in net interest margin and the increased levels of average assets. The return on common shareholders' equity was 7.4% for the fiscal year ended June 30, 1996, compared with 13.1% for the fiscal year ended June 30, 1995. This decrease was due primarily to a decline in income from mortgage banking operations.

     NET INTEREST INCOME. NII was $35.5 million for the fiscal year ended June 30, 1996, compared with NII of $35.4 million for the fiscal year ended June 30, 1995. During this same period, the net interest margins were 2.46% and 2.44%, respectively, and the volumes of interest-earning assets were $1.44 billion and $1.45 billion, respectively. The increase in NII was due primarily to a change in the mix of interest-earning assets as the net interest margin increased to 2.46% from 2.44% for the fiscal year ended June 30, 1995. See "Net Interest Income."

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $1.6 million for each of the fiscal years ended June 30, 1996 and 1995.

     At June 30, 1996, Sterling's loan delinquency rate was 0.36%, compared with 0.34% at June 30, 1995. Total nonperforming loans were $3.6 million at June 30, 1996 and June 30, 1995. As a percentage of total loans, nonperforming loans were 0.36% at June 30, 1996, compared with 0.32% at June 30, 1995. Management believes the loan loss provisions represent appropriate allowances for loan losses based upon its evaluation of the factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.
                                                     Fiscal Years Ended
                                                     December 31,
                                                     ---------------------
                                                     1996          1995
                                                     -------       --------
                                                     (Dollars in thousands)

     Fees and service charges                        $ 4,408       $ 3,945
     Mortgage banking operations                       3,054         6,416
     Loan servicing fees                                 921         1,271
     Net gain on sales of securities                     458           246
     Net loss on sales and operations of REO            (171)         (491)
                                                     -------       -------
                                                     $ 8,670       $11,387
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

     The decrease in income from mortgage banking operations for the fiscal year ended June 30, 1996 was due primarily to from lower levels of bulk sales of servicing rights. During the fiscal year ended
     June 30, 1996 there were no gains on bulk sales of loan servicing rights compared with a gain of $5.6 million for the fiscal year ended June 30, 1995. Sterling sold bulk servicing during the fiscal year ended June 30, 1995 primarily to offset the reduction in residential loan originations and related gains on sales of loans. Residential loan originations declined in response to a reduction in refinance activities and increases in short-term interest rates. See "Asset and Liability Management."

     The following table summarizes loan originations and sales of loans and bulk servicing rights for the periods indicated:

                                                     Fiscal Years Ended
                                                     June 30,
                                                     ---------------------
                                                     1997          1996
                                                     ------        ------
                                                     (Dollars in millions)

     Originations of one- to four-family permanent
       mortgage loans                                $217.0         $286.0
     Sales of residential loans                       232.1           98.2
     Principal balances of servicing portfolios
       sold in bulk during the period                 172.2          437.8
     Principal balances of servicing portfolios
       acquired                                         0.0          451.4
     Principal balances at end of period of
       mortgage loans serviced for others             587.8          647.0

     The decrease in loan servicing fees for the fiscal year ended June 30, 1996, compared with the fiscal year ended June 30, 1995, was due primarily to a decrease in the average size of the loan servicing portfolios. During the fiscal years ended June 30, 1996 and 1995, Sterling sold in bulk rights to service conventional loans for others with principal balances of $172.2 million and $437.8 million, respectively. Gains on these sales were included in income from mortgage banking operations. Sterling's average loan servicing portfolios for the fiscal years ended June 30, 1996 and 1995 was approximately $677.4 million and $671.4 million, respectively.

     During the fiscal years ended June 30, 1996 and 1995, Sterling sold approximately $55.6 million and $166.2 million, respectively, of investments and MBS. In the fiscal years ended June 30, 1996 and 1995, Sterling used the majority of the sales proceeds to repay maturing borrowings and jumbo deposits. See "Asset and Liability Management."

     The decrease in net losses from sales and operation of REO was due primarily to a higher level of income from the operations of REO.

     OPERATING EXPENSES. Operating expenses were $31.7 million and $31.3 million for the fiscal years ended June 30, 1996 and 1995, respectively. The increase in operating expenses of 1.3% was due primarily to increases in depreciation, employee compensation and benefits, insurance, and occupancy and equipment, offset by decreases in advertising, data processing and amortization of intangibles. See
     Note 19 of "Notes to Consolidated Financial Statements."

     Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income.) Sterling's operating efficiency ratio was 71.8% and 66.9% for the fiscal years ended June 30, 1996 and 1995, respectively. The increase was due primarily to lower levels of NII and income from mortgage banking operations. In addition, the operating efficiency ratio reflected a decrease in cost efficiency of the residential lending operations due primarily to a decrease in loan originations.

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

     LIQUIDITY AND SOURCES OF FUNDS

     As a financial institution, Sterling's primary sources of funds are derived from financing and operating activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased to $1.04 billion at December 31, 1997, from $902.3 million at December 31, 1996 and $898.4 million at June 30, 1996. Retail deposits, which exclude public funds, increased to $941.9 million at December 31, 1997, from $851.0 million at December 31, 1996 and $842.5 million at June 30, 1996. At December 31, 1997, approximately $94.5 million of deposits consisted of public funds that generally had maturities of 60 days or less. Advances from the FHLB Seattle increased to $455.1 million at December 31, 1997 from $259.6 million at December 31, 1996 and $259.4 million at June 30, 1996. At December 31, 1997 and 1996, securities sold subject to repurchase agreements were $180.1 million and $229.8 million, respectively, compared with $195.8 million at June 30, 1996. These borrowings are secured by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings. The maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings. During 1997, Sterling instituted a program of repurchase agreements with selected retail customers. These borrowings are generally overnight borrowings. The balance of $2.0 million at December 31, 1997 is included in the reverse repurchase agreements. Management plans to continue to rely upon the FHLB Seattle advances and reverse repurchase agreements to help fund its operations. See "Business - Recent Developments" and "- Sources of Funds - Borrowings."

     With the planned acquisition of KeyBank branches, Sterling anticipates substantially reducing its FHLB Seattle advances and reverse repurchase agreements. Additionally, in order to finance this transaction, Sterling will use its existing cash resources and borrowing capacities supplemented with additional borrowings of approximately $25 million. The acquisition is subject to regulatory approvals and other conditions of closing and is scheduled to close mid-year 1998. See "Business - Recent Developments."

     Cash provided or used by investing activities consists primarily of principal and interest payments on loans and MBS and sales of MBS.
     The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the twelve months ended December 31, 1997, net cash was used in investing activities primarily to purchase $594.6 million in investments and MBS and to fund loans. The increase in investments and MBS coincided with Sterling's sale of Trust Preferred Securities.

     Cash provided or used by operating activities is determined largely by changes in the level of loan sales. Proceeds from sales of loans decreased in the twelve months ended December 31, 1997 due primarily to a reduction in residential loan sales. The level of loans held for sale depends on the level of loan originations and the time within which investors fund the purchase of loans from Sterling. A majority of conventional loans held for sale are sold within 10 days of the closing while the sale of certain Federal Housing Administration- ("FHA") and Veteran's Administration-("VA") insured loans may take up to 60 days. Sterling typically offsets fluctuations in the level of loans held for sale by changing the level of advances from the FHLB Seattle, using reverse repurchase agreements or cash. Management believes that proceeds from loans sold, advances from the FHLB Seattle and reverse repurchase agreements will be sufficient to fund loan commitments in the future.

     Sterling Savings' credit line with the FHLB Seattle provides for borrowings up to 35% of its total assets. At December 31, 1997, this credit line represented a total borrowing capacity of approximately $658.3 million, of which $203.2 million was available. Sterling Savings also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At December 31, 1997, Sterling Savings had $180.1 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $296.1 million. Sterling Savings also had a secured line of credit agreement from a commercial bank of approximately $10.0 million as of December 31, 1997. At December 31, 1997, Sterling Savings had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling Financial had cash and other resources of approximately $21.3 million and a line of credit from a commercial bank of approximately $5.0 million at December 31, 1997.
     At December 31, 1997, Sterling Financial had no funds drawn on this line of credit. At September 30, 1996, Sterling Financial also secured a $15.0 million six-year term variable rate loan from a commercial bank. Certain proceeds of $10.0 million of this term loan were contributed to Sterling Savings to enhance its capital. At December 31, 1997, Sterling Financial had an investment of $66.1 million in the Preferred Stock of Sterling Savings, all of which has been pledged to secure the $15.0 million loan. Sterling Financial received cash dividends on Sterling Savings Preferred Stock of $6.1 million during the twelve months ended December 31, 1997. These resources were sufficient to meet the operating needs of Sterling Financial, including interest expense on its 8.75% Subordinated Notes (the "Subordinated Notes"), other borrowings and dividends on its $1.8125 Cumulative Convertible Preferred Stock (the "Preferred Stock"). Sterling Savings' ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS. See "Business - Regulation
     - Restrictions on Capital Distributions by Savings Associations," "Capital Resources" and Note 16 of "Notes to Consolidated Financial Statements."

     OTS regulations require savings institutions such as Sterling Savings to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At December 31, 1997 and 1996 and June 30, 1996, Sterling Savings' liquidity ratio was 13.01%, 10.91% and 7.31%, respectively. The higher level of liquidity at December 31, 1997 was due primarily to the purchase and retention of qualifying securities. Sterling Savings' strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings' subsidiaries, potential borrowings against MBS or investment securities and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs. See "Business - Regulation."

     CAPITAL RESOURCES

     Sterling's total shareholders' equity was $102.9 million at December 31, 1997, compared with $89.2 million at December 31, 1996 and $85.7 million at June 30, 1996. At December 31, 1997 and 1996 and June 30, 1996, shareholders' equity was 5.5% and 5.8% of total assets, respectively. The increase in total shareholders' equity was due primarily to the higher market value of Sterling's available-for-sale securities and the increase in retained earnings. See "General."

     At December 31, 1997, Sterling had an unrealized loss of $1.0 million, net of related income taxes, on investments and MBS classified as available-for-sale. The decrease in the unrealized loss from $6.0 million at December 31, 1996 and $10.3 million at June 30, 1996 was due primarily to an increase in the market valuation of MBS and U.S. Treasury securities due to the decline in long-term interest rates over the past eighteen months. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods. See "Business - Investments and Mortgage-Backed Securities."

     In connection with an acquisition in 1994, Sterling issued warrants to purchase 99,985 shares of Sterling's Common Stock at $11.82 per share. All of such warrants were exercised in July 1996, thereby increasing Sterling's shareholders' equity by approximately $1.2 million.

     During the year ended December 31, 1997, the Preferred Stock was called for redemption at $26.07 per share plus accrued but unpaid dividends. As a result of the call for redemption, 1,035,700 shares of Preferred Stock were converted into 2,021,190 shares of common stock. During the same period, 4,300 shares of Preferred Stock were redeemed for $113,000.

     In June 1997, Sterling issued and has outstanding $40.0 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or make other capital distributions. The Trust Preferred Securities are treated as debt of Sterling. The Trust Preferred Securities mature on June 30, 2027, and are redeemable at the option of Sterling, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise.

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

     In order to integrate the KeyBank branches and expand branch locations, Sterling anticipates total capital expenditures of approximately $13.0 million to $15.0 million for the year ended December 31, 1998. Sterling also anticipates spending approximately $500,000 during 1998 in connection with the Year 2000 ("Year 2000") issues. Sterling anticipates continuing to fund these capital expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate. See "- Recent Developments" and "- Year 2000 Issues."

     Sterling Savings is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings anticipates that it will continue to enhance its capital resources and the regulatory capital ratios of Sterling Savings through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At December 31, 1997, Sterling Savings exceeded all such regulatory capital requirements. See Note 16 of "Notes to Consolidated Financial Statements."

     Sterling continues to proactively manage its claim against the U.S. government for breach of contract on three supervisory goodwill acquisition contracts. In July 1996, the U.S. Supreme Court ruled in three similar cases that the U.S. government was liable for having breached its acquisition contracts with certain savings associations. Sterling is encouraged by the Supreme Court's decision, although it is uncertain when a trial to determine Sterling's damages will be held or when a judgment, if any, will be paid.

     NEW ACCOUNTING STANDARDS

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

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires that an enterprise display net income as a component of comprehensive income in the financial statement. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This Statement will affect Sterling's reporting of unrealized gains and losses on available-for-sale investments and MBS, requiring reporting of these items on the financial statement that reports comprehensive income. Management has not yet determined which format it will choose to display comprehensive income. This Statement is effective for fiscal years beginning after December 15, 1997.

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 requires restatement of all prior-period EPS data presented. Sterling adopted this standard effective December 31, 1997, and such adoption did not have a material effect on the presentation of its EPS.

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

     In June 1996, the FASB issued SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This standard also applies to transactions involving sales or securitizations of financial assets, such as mortgage loans. Sterling adopted the provisions of this standard on January 1, 1997. The adoption of this statement did not have a material effect on the consolidated financial statements.

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

     YEAR 2000 ISSUES

     Throughout the information technology industry, the use of two-digit year fields was common practice in the design of hardware, system software, proprietary applications and system interfaces. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The potential failure on January 1, 2000 of computer systems that use two-digit calendar notations has developed into a major concern for financial institutions. Sterling has created a Year 2000 compliance plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. A preliminary estimate of the total cost to complete the Year 2000 compliance plan is $500,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

     As of December 31, 1997, Sterling had completed the awareness training phase of its Year 2000 compliance plan and was into the issue assessment phase. The awareness phase included gaining understanding and support, committing resources to the plan, establishing a project team consisting of senior managers and department heads, and developing a strategy to address all internal and external systems.

     The assessment phase involves identifying all critical business processes and attempting to determine the impact of the Year 2000 issues on all computer systems throughout the organization. Vendors are being contacted and asked to submit certification letters stating that they are in compliance with Year 2000 conversion issues. To ensure compliance, third-party reviews will be required of vendors that provide critical services to Sterling.

     Sterling estimates that testing programming changes (including converting, replacing or eliminating all software and databases as necessary) will be largely completed by December 31, 1998.
     Contingency plans are being developed in the event modifications cannot be completed in time.

     Financial institutions must also consider the possibility of some level of reduction in deposits during the month of December 1999. Sterling has determined that several borrowing sources are and will be available so that adequate funding in December 1999 will not be a problem. Sterling is also evaluating its allowance for loan losses in conjunction with its review of Year 2000 issues. Management believes that its Year 2000 plan will be effective in identifying and resolving any Year 2000 problems although there can be no assurances in this regard. See "Business - Lending Activities - Allowance for Loan and Real Estate Owned Losses."

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

     Item 7.A. Quantitative and Qualitative Disclosures About Market Risk
     --------------------------------------------------------------------
     For a discussion of Sterling's market risk, see "Management's Discussion and Analysis - Asset and Liability Management."

     Item 8.  Financial Statements and Supplementary Data
     ----------------------------------------------------
     The required information is contained on pages F-1 through F-38 of this Form 10-K.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     --------------------------------------------------------------------
     During the year ended December 31, 1997, Sterling neither changed nor had any disagreements with its independent accountants on accounting and financial disclosures.


     PART III

     Item 10.  Directors and Executive Officers of the Registrant
     ------------------------------------------------------------
     The required information is contained under the captions "Board of Directors of Sterling Financial Corporation" and "Executive Officers" in Sterling's Proxy Statement dated April 2, 1998, for the annual meeting of Shareholders on April 28, 1998, and is incorporated herein by reference.


     Item 11.  Executive Compensation
     -------------------------------
     The required information is contained under the captions "Personnel Committee Report on Executive Compensation" and "Executive
     Compensation" in Sterling's Proxy Statement dated April 2, 1998, for the annual meeting of Shareholders on April 28, 1998, and is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management
     -------------------------------------------------------------
     The required information is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sterling's Proxy Statement dated April 2, 1998, for the annual meeting of Shareholders on April 28, 1998, and is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions
     --------------------------------------------------------
     The required information is contained under the caption "Interest of Directors, Officers and Others in Certain Transactions" in Sterling's Proxy Statement dated April 2, 1998, for the annual meeting of Shareholders on April 28, 1998, and is incorporated herein by reference.

     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K
     -----------------------------------------------------------------
     (a)   Documents which are filed as a part of this report:

           1.  FINANCIAL STATEMENTS:   The required financial statements
               are contained in pages F-1 through F-38 of this Form 10-K.

           2. FINANCIAL STATEMENT SCHEDULES: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.


     EXHIBITS:

     Exhibit No.  Exhibit
     -----------  ---------------------------------------------------------
     3.1 Restated Articles of Incorporation of Registrant. Filed as Exhibit 3.1 to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.

     3.2          Articles of Amendment of Restated Articles of
                  Incorporation of Registrant. Filed as Exhibit 3.2 to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.

     3.3 Copy of Amended and Restated Bylaws of Registrant. Filed as Exhibit 3.3 to Registrant's Form 10-Q dated March 31, 1997, and incorporated by reference herein.

     4.1          Reference is made to Exhibits 3.1 and 3.2.

     Exhibit No.  Exhibit
     -----------  ---------------------------------------------------------
     4.2          The Registrant has outstanding certain long-term debt.
                  None of such debt exceeds ten percent of Registrant's total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

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

     10.6         Copy of Amendment to Employment Agreement, dated
                  June 30, 1996, between Registrant and Harold B. Gilkey. Filed as Exhibit 10.6 to Registrant's Form 10-Q dated March 31, 1997 and incorporated by reference herein.

     10.7 Copy of Employment Agreement, dated July 1, 1995, between Sterling and William W. Zuppe. Filed as Exhibit 10.2 to Registrant's Form 10-Q dated March 30, 1996 and incorporated by reference herein.

     10.8 Copy of Amendment to Employment Agreement, dated June 30, 1996, between Registrant and William W. Zuppe. Filed as Exhibit to Registrant's Form 10-Q dated March 31, 1997 and incorporated by reference herein.

     11.1         Statement regarding Computation of Per Share Earnings.

     Exhibit No.  Exhibit
     -----------  ---------------------------------------------------------
     12.1 Statement regarding Computation of Return on Average Common Shareholders' Equity.

     12.2         Statement regarding Computation of Return on Average
                  Assets.

     21.1         List of Subsidiaries of Registrant.

     23.1         Consent of Coopers & Lybrand L.L.P.

     27.1         Financial Data Schedule.  Filed herewith.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STERLING FINANCIAL CORPORATION

     March 24, 1998                By  /s/  Harold B. Gilkey
                                       ------------------------------------
                                       Harold B. Gilkey, Chairman of the
                                         Board, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     March 24, 1998           /s/  Harold B. Gilkey
                              ---------------------------------------------
                              Harold B. Gilkey, Chairman of the Board,
                                Chief Executive Officer, Principal
                                Executive Officer


     March 24, 1998           /s/ William W. Zuppe
                              ---------------------------------------------
                              William W. Zuppe, President, Chief Operating
                                Officer, Director


     March 24, 1998           /s/ Daniel G. Byrne
                              ---------------------------------------------
                              Daniel G. Byrne, Senior Vice President, Chief
                                Financial Officer, Principal Financial
                                Officer, Principal Accounting Officer


     March 24, 1998           /s/ Ned M. Barnes
                              ---------------------------------------------
                              Ned M. Barnes, Secretary, Director


     March 24, 1998           /s/ Rodney W. Barnett
                              ------------------------------------
                              Rodney W. Barnett, Director


     March 24, 1998           /s/ James P. Fugate
                              ------------------------------------
                              James P. Fugate, Director

     March 24, 1998           /s/ Robert D. Larrabee
                              --------------------------------------------
                              Robert D. Larrabee, Director


     March 24, 1998           /s/ Robert E. Meyers
                              ---------------------------------------------
                              Robert E. Meyers, Director


     March 24, 1998           /s/ David O. Wallace
                              ---------------------------------------------
                              David O. Wallace, Director

     Rreport of Independent Accountants




     The Board of Directors and Shareholders
     Sterling Financial Corporation
     Spokane, Washington


     We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and subsidiaries ("Sterling") as of December 31, 1997 and 1996 and June 30, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of Sterling's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Financial Corporation and subsidiaries at December 31, 1997 and 1996 and June 30, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, Sterling changed its methods of accounting for the transfer and servicing of financial assets and liabilities as of January 1, 1997, mortgage servicing rights and impairment of long-lived assets as of July 1, 1996 and impaired loans as of July 1, 1995.


                          /s/ Coopers & Lybrand L.L.P.

     Spokane, Washington
     January 28, 1998, except for Note 25 as to which the date is February 4, 1998

     CONSOLIDATED BALANCE SHEETS
     (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       December 31,
                                                       ----------------------  June 30,
                                                       1997        1996        1996
                                                       ----------  ----------  ----------
      ASSETS
      Cash and cash equivalents:
        Interest bearing                               $   15,858  $    6,253  $    2,308
        Non-interest bearing and vault                     33,564      26,422      24,395
        Restricted                                          2,988       3,230       2,225
      Loans receivable (net of allowance for
        losses of $8,959, $7,891 and $7,889)            1,069,591     934,340     886,667
      Loans held-for-sale                                   5,225       6,116       7,456
      Investments and mortgage-backed securities:
        Available-for-sale                                656,236     469,790     460,061
        Held-to-maturity                                   12,750      11,871      11,879
      Accrued interest receivable (including
        $3,555, $1,394 and $711 on investments)            14,058      10,690       9,080
      Office properties and equipment, net                 37,956      39,861      40,471
      Real estate owned, net                                8,817       3,974       4,874
      Core deposit premium, net                             6,771       8,303       9,474
      Other intangibles, net                                1,018       1,728       2,131
      Purchased mortgage servicing rights, net              1,170       1,474       1,642
      Prepaid expenses and other assets                    10,248      12,292      15,035
                                                       ----------  ----------  ----------
            Total assets                               $1,876,250  $1,536,344  $1,477,698
                                                       ==========  ==========  ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

      Deposits                                         $1,036,408  $  902,278  $  898,394
      Advances from Federal Home Loan Bank
        (FHLB) Seattle                                    455,085     259,626     259,410
      Securities sold subject to repurchase
        agreements                                        180,077     229,797     195,785
      Other borrowings (Note 11)                           72,240      32,240      17,240
      Cashiers checks issued and payable                   11,260       5,723       6,751
      Borrowers' reserves for taxes and insurance           1,264       1,126       1,718
      Accrued interest payable                              5,855       5,095       3,578
      Accrued expenses and other liabilities               11,198      11,239       9,077
                                                       ----------  ----------  ----------
            Total liabilities                           1,773,387   1,447,124   1,391,953
                                                       ----------  ----------  ----------

     (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       December 31,
                                                       ----------------------  June 30,
                                                       1997        1996        1996
                                                       ----------  ----------  ----------
      LIABILITIES AND SHAREHOLDERS' EQUITY,
        CONTINUED

      Commitments and contingencies (Notes 17 and 25)

      Capital stock:
        Preferred stock, $1 par value; 10,000,000
          shares authorized; 0, 1,040,000 and
          1,040,000 shares issued and outstanding      $        0  $    1,040  $    1,040
        Common stock, $1 par value; 20,000,000
          shares authorized; 7,569,791, 5,539,178
          and 5,426,398 shares issued and outstanding       7,570       5,539       5,426
      Additional paid-in capital                           69,412      70,462      69,325
      Unrealized loss on investments and mortgage-
        backed securities available-for-sale, net of
        deferred income taxes of $540, $3,239 and
        $5,542                                             (1,003)     (6,020)    (10,290)
      Retained earnings                                    26,884      18,199      20,244
                                                       ----------  ----------  ----------
            Total shareholders' equity                    102,863      89,220      85,745
                                                       ----------  ----------  ----------
            Total liabilities and shareholders'
              equity                                   $1,876,250  $1,536,344  $1,477,698
                                                       ==========  ==========  ==========

      The accompanying notes are an integral part of the consolidated financial statements.

     CONSOLIDATED STATEMENTS OF OPERATIONS
     (DOLLAR AMOUNTS IN THOUSANDS)
                                              Year Ended                  Six Months Ended            YearEnded
                                              December 31,                December 31,                June 30,
                                              -------------------------   -------------------------   -------------------------
                                              1997          1996          1996          1995          1996          1995
                                              -----------   -----------   -----------   -----------   -----------   -----------
                                                            (Unaudited)                 (Unaudited)
      Interest income:Loans                   $    91,733   $    81,338   $    41,702   $    46,599   $    86,235   $    79,859
        Mortgage-backed securities                 28,528        26,182        12,574         8,436        22,044        22,386
        Investments and cash equivalents           10,888         5,657         3,338         2,483         4,802         5,011
                                              -----------   -----------   -----------   -----------   -----------   -----------
          Total interest income                   131,149       113,177        57,614        57,518       113,081       107,256
                                              -----------   -----------   -----------   -----------   -----------   -----------
      Interest expense:
        Deposits                                   45,666        42,663        21,071        22,666        44,258        39,815
        Short-term borrowings                      26,976        17,662         8,903        10,702        19,461        21,360
        Long-term borrowings                       12,870        14,211         7,437         7,118        13,892        10,689
                                              -----------   -----------   -----------   -----------   -----------   -----------
          Total interest expense                   85,512        74,536        37,411        40,486        77,611        71,864
                                              -----------   -----------   -----------   -----------   -----------   -----------
          Net interest income                      45,637        38,641        20,203        17,032        35,470        35,392

      Provision for loan losses                     2,450         1,900         1,100           800         1,600         1,600
                                              -----------   -----------   -----------   -----------   -----------   -----------
          Net interest income after
            provision for loan losses              43,187        36,741        19,103        16,232        33,870        33,792
                                              -----------   -----------   -----------   -----------   -----------   -----------
      Other income:
        Fees and service charges                    4,978         4,553         2,431         1,777         4,408         3,945
        Mortgage banking operations                 1,922         3,488         1,686         1,761         3,054         6,416
        Loan servicing fees                         1,291         1,095           633           459           921         1,271
        Net gain on sales of securities             1,197             7             0           451           458           246
        Net loss on real estate owned                 (84)         (159)         (102)         (114)         (171)         (491)
                                              -----------   -----------   -----------   -----------   -----------   -----------
          Total other income                        9,304         8,984         4,648         4,334         8,670        11,387
                                              -----------   -----------   -----------   -----------   -----------   -----------
     Operating expenses (Note 19)                  37,106        40,911        24,742        15,515        31,684        31,272
                                              -----------   -----------   -----------   -----------   -----------   -----------
          Income (loss) before income taxes        15,385         4,814          (991)        5,051        10,856        13,907
                                              -----------   -----------   -----------   -----------   -----------   -----------
      Income tax provision (benefit):
        Current                                     5,747         3,612           123           923         4,395         3,397
        Deferred                                        2        (1,281)          (11)          922          (331)        1,222
                                              -----------   -----------   -----------   -----------   -----------   -----------
          Total income tax provision                5,749         2,331           112         1,845         4,064         4,619
                                              -----------   -----------   -----------   -----------   -----------   -----------
      Net income (loss)                             9,636         2,483        (1,103)        3,206         6,792         9,288
      Less preferred stock dividends
        declared                                      940         1,885           942           942         1,885         1,885
                                              -----------   -----------   -----------   -----------   -----------   -----------
      Income (loss) available to common
        shares                                $     8,696   $       598   $    (2,045)  $     2,264   $     4,907   $     7,403
                                              ===========   ===========   ===========   ===========   ===========   ===========

      (DOLLAR AMOUNTS IN THOUSANDS)

                                              Year Ended                  Six Months Ended            Year Ended
                                              December 31,                December 31,                June 30,
                                              -------------------------   -------------------------   -------------------------
                                              1997          1996          1996          1995          1996          1995
                                              -----------   -----------   -----------   -----------   -----------   -----------
                                                            (Unaudited)                  (Unaudited)
      Income (loss) per common share -
        basic                                 $      1.40   $      0.11   $     (0.37)  $      0.42   $      0.91   $      1.42
                                              ===========   ===========   ===========   ===========   ===========   ===========
      Weighted average common shares
        outstanding - basic                     6,207,329     5,476,531     5,528,117     5,408,133     5,416,211     5,210,318
                                              ===========   ===========   ===========   ===========   ===========   ===========
      Income (loss) per common share -
        diluted                               $      1.25   $      0.11   $     (0.37)  $      0.42   $      0.90   $      1.27
                                              ===========   ===========   ===========   ===========   ===========   ===========
      Weighted average common shares
        outstanding - diluted                   7,707,333     7,573,622     7,625,208     7,526,882     7,552,330     7,296,687
                                              ===========   ===========   ===========   ===========   ===========   ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 1997, FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      Preferred Stock     Common Stock        Additional                          Total
                                      ------------------  ------------------  Paid-in     Unrealized  Retained    Shareholders'
                                      Shares     Amount   Shares     Amount   Capital     Loss        Earnings    Equity
                                      ---------  -------  ---------  -------  ----------  ----------  ----------  -------------
      Balance, June 30, 1994          1,040,000  $ 1,040  4,563,717  $ 4,564  $   60,648  $   (3,467) $   13,744   $   76,529
      Shares issued upon exercise
        of stock options                                      4,880        4          22                                   26
     Shares acquired and retired
        upon exercise of stock
        options                                                (384)                  (6)                                  (6)
      Shares issued in connection
        with acquisition of
        business                                            339,976      340       3,213                                3,553
      Adjustment of estimated
        common stock dividend paid
        to reflect final price and
        cash paid for fractional
        shares                                                 (135)                                          (4)          (4)
      Dividends declared and paid
        on preferred stock ($1.81
        per share)                                                                                        (1,885)      (1,885)
      10% common stock dividend                             490,805      491       5,307                  (5,798)
      Change in unrealized loss,
        net of income taxes                                                                    2,406                    2,406
      Net income                                                                                           9,288        9,288
                                      ---------  -------  ---------  -------  ----------  ----------  ----------   ----------
      Balance, June 30, 1995          1,040,000    1,040  5,398,859    5,399      69,184      (1,061)     15,345       89,907
      Shares issued upon exercise
        of stock options                                     28,172       28         154                                  182
      Shares acquired and retired
        upon exercise of stock
        options                                              (3,006)      (3)        (40)                                 (43)
      Shares issued upon exercise
        of warrants, net of related
        costs                                                 1,949        2          20                                   22
      Adjustment of estimated
        common stock dividend paid
        to reflect final price and
        cash paid for fractional
        shares                                                  424                    7                      (8)          (1)
      Dividends declared and paid
        on preferred stock ($1.81
        per share)                                                                                        (1,885)      (1,885)
      Change in unrealized loss,
        net of income taxes                                                                   (9,229)                  (9,229)
      Net income                                                                                           6,792        6,792
                                      ---------  -------  ---------  -------  ----------  ----------  ----------   ----------

      FOR THE YEAR ENDED DECEMBER 31, 1997, FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND FOR THE YEARS ENDED JUNE 30, 1996 AND 1995
     (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      Preferred Stock     Common Stock        Additional                          Total
                                      ------------------  ------------------  Paid-in     Unrealized  Retained    Shareholders'
                                      Shares     Amount   Shares     Amount   Capital     Earnings    Loss        Equity
                                      ---------  -------  ---------  -------  ----------  ----------  ----------  -------------
      Balance, June 30, 1996          1,040,000  $ 1,040  5,426,398  $ 5,426  $   69,325  $  (10,290) $   20,244   $   85,745
      Shares issued upon exercise
        of stock options                                     19,620       20         144                                  164
      Shares acquired and retired
        upon exercise of stock
        options                                              (4,875)      (5)        (68)                                 (73)
      Shares issued upon exercise
        of warrants, net of related
        costs                                                98,035       98       1,061                                1,159
      Dividends declared and paid
        on preferred stock ($0.91
        per share)                                                                                          (942)        (942)
      Change in unrealized loss,
        net of income taxes                                                                    4,270                    4,270
      Net loss                                                                                            (1,103)      (1,103)
                                      ---------  -------  ---------  -------  ----------  ----------  ----------   ----------
      Balance, December 31, 1996      1,040,000    1,040  5,539,178    5,539      70,462      (6,020)     18,199       89,220
      Shares issued upon exercise
        of stock options                                     14,632       15         130                                  145
      Shares acquired and retired
        upon exercise of stock
        options                                              (5,209)      (5)        (84)                                 (89)
      Preferred shares converted
        to common stock              (1,035,700)  (1,036) 2,021,190    2,021        (998)                                 (13)
      Preferred shares redeemed          (4,300)                 (4)                 (98)                    (11)        (113)
      Dividends declared and paid
        on preferred stock ($0.45
        per share)                                                                                          (940)        (940)
      Change in unrealized loss,
        net of income taxes                                                                    5,017                    5,017
      Net income                                                                                           9,636        9,636
                                      ---------  -------  ---------  -------  ----------  ----------  ----------   ----------
      Balance, December 31, 1997              0  $     0  7,569,791  $ 7,570  $   69,412  $   (1,003) $   26,884   $  102,863
                                      =========  =======  =========  =======  ==========  ==========  ==========   ==========


      The accompanying notes are an integral part of the consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (DOLLAR AMOUNTS IN THOUSANDS)

                                                          Year Ended              Six Months Ended        Year Ended
                                                          December 31,            December 31,            June 30,
                                                          ---------------------   ---------------------   ---------------------
                                                          1997        1996        1996        1995        1996        1995
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                                      (Unaudited)                         (Unaudited)
      Cash flows from operating activities:
        Net income (loss)                                 $   9,636   $   2,483   $  (1,103)  $   3,206   $   6,792   $   9,288
        Adjustments to reconcile net income (loss)
          to net cash provided by (used in) operating
          activities:
            Provisions for loss on loans and real
              estate owned                                    2,623       1,959       1,131         840       1,668       1,634
            Stock dividends on FHLB Seattle stock            (2,052)     (1,933)     (1,012)       (839)     (1,760)     (1,377)
            Net gain on sales of loans and securities        (2,690)     (3,012)     (1,458)     (1,958)     (3,512)     (1,052)
            Net loss on sales of office properties and equipment  6           0           0           0           0           0
            Net (gain) loss  on sales of real estate
              owned                                            (218)       (111)       (110)          0          (1)        210
            Depreciation and amortization                     7,718       8,952       4,230       4,315       8,985       6,251
            Deferred income tax provision (benefit)               2      (1,281)        (11)        922        (331)      1,222
            Change in:
              Accrued interest receivable                    (3,368)     (1,487)     (1,610)       (176)        (53)     (1,803)
              Prepaid expenses and other assets                (885)      1,787         349         433       1,906      (1,977)
              Cashiers checks issued and payable              5,537      (3,074)     (1,028)      1,108        (938)      1,578
              Accrued interest payable                          760         334       1,517      (3,295)     (4,478)      4,897
              Accrued expenses and other liabilities           (191)        178       2,162        (256)     (2,241)        132
            Proceeds from sales of loans                    109,497     190,126      79,314     124,304     235,115      98,987
            Loans originated for sale                      (107,113)   (171,309)    (76,516)   (117,361)   (212,153)   (122,182)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                Net cash provided by (used in)
                  operating activities                       19,262      23,612       5,855      11,243      28,999      (4,192)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
      Cash flows from investing activities:
        Loans disbursed                                    (945,408)   (673,294)   (381,100)   (271,183)   (563,378)   (516,679)
      Loan principal received                               801,193     596,861     331,679     219,608     484,790     214,637
        Purchase of loans receivable                              0           0           0           0           0      (4,971)
        Purchase of investments                            (178,271)    (41,119)    (41,119)          0           0      (2,999)
        Proceeds from maturities of investments              85,594      11,196      10,000       5,225       6,420           0
        Proceeds from sales of available-for-sale
          investments                                             0           0           0           0           0       6,919
        Purchase of mortgage-backed securities             (416,289)          0           0           0           0     (19,678)
        Principal payments on mortgage-backed securities     66,876      61,907      28,368      20,008      53,547      37,338

     (DOLLAR AMOUNTS IN THOUSANDS)

                                                          Year Ended              Six Months Ended        Year Ended
                                                          December 31,            December 31,            June 30,
                                                          ---------------------   ---------------------   ---------------------
                                                          1997        1996        1996        1995        1996        1995
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                                      (Unaudited)                         (Unaudited)
      Cash flows from investing activities, continued:
        Proceeds from sales of mortgage-backed
          securities                                        264,543           7           0      56,338      56,345     159,286
        Purchase of office properties and equipment          (1,203)     (7,205)       (905)       (946)     (7,245)    (16,732)
        Proceeds from sales of office properties and equipment   12           0           0           0           0           0
        Improvements and other changes to real estate
          owned                                                (294)          8           0         (78)        (70)          0
        Proceeds from sales of real estate owned              2,011       2,009       1,627       1,332       1,714       2,313
        Premiums paid for purchase of core deposits               0           0           0           0           0        (508)
        Proceeds from sales of purchased mortgage
          servicing rights                                        0         741           0           0         741           0
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                Net cash provided by (used in)
                  investing activities                     (321,236)    (48,889)    (51,450)     30,304      32,864    (141,074)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
      Cash flows from financing activities:
        Net change in checking, passbook and money
          market deposits                                    48,466      37,361         925      23,763      67,532      (8,946)
        Proceeds from issuance of certificates of
          deposit                                           437,175     407,689     199,665     250,018     458,042     642,816
        Payments for maturing certificates of deposit      (397,134)   (470,444)   (218,055)   (292,306)   (552,028)   (594,558)
        Interest credited to deposits                        45,623      39,019      21,349      17,163      34,833      39,815
        Advances from FHLB Seattle                          600,000     100,000     100,000      50,713      50,713     198,282
        Repayment of FHLB Seattle advances                 (405,081)   (186,076)   (100,040)    (58,031)   (144,067)   (209,049)
        Net change in securities sold subject to
          repurchase agreements and funds purchased         (49,720)     92,469      34,012     (22,552)     35,905      78,031
        Proceeds from other borrowings                       40,000      15,000      15,000           0           0           0
        Payments to redeem preferred stock and
          fractional shares                                    (126)          0           0           0           0           0
        Proceeds from exercise of stock options and
          warrants, net of repurchases                           56       1,352       1,250          58         163          20
        Cash dividends on preferred stock                      (940)     (1,885)       (942)       (942)     (1,885)     (1,885)
        Other                                                   160        (455)       (592)     (3,000)     (2,864)     (2,174)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                Net cash provided by (used in)
                  financing activities                      318,479      34,030      52,572     (35,116)    (53,656)    142,352
                                                          ---------   ---------   ---------   ---------   ---------   ---------

     (DOLLAR AMOUNTS IN THOUSANDS)

                                                          Year Ended              Six Months Ended        Year Ended
                                                          December 31,            December 31,            June 30,
                                                          ---------------------   ---------------------   ---------------------
                                                          1997        1996        1996        1995        1996        1995
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                                      (Unaudited)                         (Unaudited)
      Net change in cash and cash equivalents             $  16,505   $   8,753   $   6,977   $   6,431   $   8,207   $  (2,914)
      Cash and cash equivalents, beginning of period         35,905      27,152      28,928      20,721      20,721      23,635
                                                          ---------   ---------   ---------   ---------   ---------   ---------
      Cash and cash equivalents, end of period            $  52,410   $  35,905   $  35,905   $  27,152   $  28,928   $  20,721
                                                          =========   =========   =========   =========   =========   =========
      Supplemental disclosures:
        Cash paid during the period for:
          Interest                                        $  84,729   $  74,202   $  35,894   $  43,781   $  82,089   $  66,967
          Income taxes                                        6,708       3,315         934       1,827       4,208       2,752

        Noncash financing and investing activities:
          Loans converted into real estate owned          $   6,515   $   1,631   $     649   $     393   $   1,287   $     968
          Preferred stock converted to common stock          24,523           0           0           0           0           0
          Loans exchanged for mortgage-backed
            securities                                            0       1,116           0     243,030     244,146      94,723
          Interest cost capitalized for constructed
            assets                                                0           0           0           0           0          97
          Stock issued for assets acquired                        0           0           0           0           0       3,553
          Common stock dividend                                   0           0           0           0           0       5,798



      The accompanying notes are an integral part of the consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

            BUSINESS

            Sterling Financial Corporation ("Sterling") is a savings and loan holding company for Sterling Savings Association ("Sterling Savings"). Sterling Savings is a Washington State-chartered savings association headquartered in Spokane, Washington, that conducts business from 41 offices located throughout Washington and Oregon. Sterling Savings provides full-service banking, including attracting FDIC-insured deposits and originating consumer, business banking, commercial real estate and residential construction loans. Action Mortgage Company ("Action Mortgage"), a wholly owned subsidiary of Sterling Savings, operates eight residential loan production offices. Sterling Savings also owns Harbor Financial Services, Inc. ("Harbor Financial"), which markets investment products to clients through regional representatives in Spokane, Auburn, Centralia, Chehalis and Clarkston, Washington. INTERVEST-Mortgage Investment Company ("INTERVEST"), a wholly owned subsidiary of Sterling Savings, provides commercial real estate lending through its offices in the metropolitan areas of Portland, Oregon, and Seattle and Spokane, Washington.

            Effective December 31, 1996, Sterling changed its fiscal year end from June 30 to December 31. Therefore, the consolidated financial statements presented herein are audited for the six months ended December 31, 1996 and the year ended December 31, 1997 with comparable unaudited consolidated financial statements for the six months ended December 31, 1995 and the year ended December 31, 1996.

            ESTIMATES

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

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

            PRINCIPLES OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of Sterling and its wholly owned subsidiaries. Results of operations of purchased companies are consolidated for all periods after the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform with the current period presentation. These reclassifications had no effect on the net income (loss) or retained earnings as previously reported.

            CASH AND CASH EQUIVALENTS

            Cash equivalents are any highly liquid instrument with a remaining maturity of three months or less at the date of purchase. At December 31, 1997 and 1996 and June 30, 1996, Sterling had approximately $29.0 million, $22.4 million and $20.7 million, respectively, of uninsured non-interest bearing deposits. Restricted cash consists of non-interest bearing deposits maintained as a reserve at the Federal Reserve Bank.

            LOANS RECEIVABLE

            Loans receivable that management of Sterling has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal less the allowance for loan losses and any origination and commitment fees, net of direct loan origination costs.

            The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

            ALLOWANCE FOR LOAN LOSSES

            On July 1, 1995, Sterling adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114. The adoption of these statements had no material impact on Sterling's financial condition or results of operations.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            ALLOWANCE FOR LOAN LOSSES, CONTINUED

            Management of Sterling provides an allowance for loan losses based upon estimates of the cash flows to be received from the loans or the fair value of the underlying collateral, net of selling costs. These estimates are affected by factors including changes in the economic environment in the Pacific Northwest region and the resultant effect on real estate values. As a result of changing economic conditions, it is reasonably possible that the amount of the allowance for loan losses could change in the near term. A provision for loan losses is charged to income based on management's evaluation of the probable losses that may occur in the loan portfolio.

            LOANS HELD-FOR-SALE

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

            LOAN ORIGINATION AND COMMITMENT FEES

            Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the level interest yield method over the contractual term of each loan adjusted for actual loan prepayment experience. If the related loan is sold, the remaining net amount deferred, which is part of the basis of the loan, is considered in determining the gain or loss on sale.

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

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)
      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            INVESTMENTS AND MORTGAGE-BACKED SECURITIES

            Sterling classifies debt and equity securities as follows:

            -- AVAILABLE-FOR-SALE. Except for FHLB Seattle stock, debt and equity securities that will be held for indefinite periods of time are classified as available-for-sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business. Unrealized gains and losses are reported, net of deferred income taxes, as a separate component of shareholders' equity until realized. FHLB Seattle stock may only be sold to FHLB Seattle or to another member institution at par. Therefore, this investment is restricted and is carried at cost.

            -- HELD-TO-MATURITY. Debt securities that management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

            Realized gains and losses on sales of investments and mortgage-backed securities are recognized based on specific identification.

            OFFICE PROPERTIES AND EQUIPMENT

            Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives or lease terms of the assets. Expenditures for new properties and equipment and major renewals or betterments are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the respective property or equipment accounts, and the resulting gains or losses are reflected in operations.

            REAL ESTATE OWNED

            Property acquired in settlement of loans is carried at the lower of cost or fair value less estimated costs to sell at foreclosure. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposition.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

            REAL ESTATE OWNED, CONTINUED

            An allowance for losses on real estate owned is established to include amounts for estimated losses as a result of an impairment in value of the real property. Sterling reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, an impairment loss is recognized. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

            INTANGIBLE ASSETS

            Net assets of organizations acquired in purchase transactions are recorded at fair value at date of acquisition. Core deposit premiums attributable to depositor relationships that existed at the date of an acquisition are amortized on a straight-line basis over the estimated life of the depositor relationships acquired (generally 8 to 12 years). At December 31, 1997, Sterling has $6.8 million of core deposit premiums which are net of $11.7 million of accumulated amortization.

            The cost of other intangibles is amortized using the level interest yield method over the estimated remaining term (assuming prepayments) of the long-term interest-bearing assets, primarily loans receivable and mortgage-backed securities, acquired (generally twelve years). At December 31, 1997, Sterling has $1.0 million of other intangibles, which is net of $13.8 million of accumulated amortization.

            In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. This standard requires a review for impairment of long-lived assets and identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There was no effect on the consolidated financial statements upon adoption of this standard on July 1, 1996.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            MORTGAGE BANKING OPERATIONS

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

            On January 1, 1997, Sterling adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which applies to transactions involving sales or securitizations of financial assets, such as mortgage loans, and the liquidation of financial liabilities. SFAS No. 125 provides accounting and reporting standards based on a consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement also requires that servicing assets and liabilities by measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss, and (b) assessment for asset impairment or increased obligation based on their fair values.

            The application of the provisions of SFAS No. 125 did not have a material effect on Sterling's financial condition, results of operations or cash flows.

            At December 31, 1997 and 1996 and June 30, 1996, purchased mortgage servicing rights were $1.2 million, $1.5 million and $1.6 million, respectively, net of accumulated amortization of $1.1 million, $788,000 and $620,000, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            MORTGAGE BANKING OPERATIONS, CONTINUED

            For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

            On July 1, 1996, Sterling adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" which relates to transactions involving sales or securitization of mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights. There was no effect on Sterling's consolidated financial statements upon adoption of this standard.

            INCOME TAXES

            Sterling accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

            Sterling files a consolidated federal income tax return with its subsidiaries.

            NET INCOME (LOSS) PER SHARE

            Net income (loss) per share - basic is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) per share - diluted is computed by dividing net income (loss) by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

            NET INCOME (LOSS) PER SHARE, CONTINUED

            The net income (loss) per share disclosures have been made in accordance with SFAS No. 128, "Earnings per Share," which was applied by Sterling in 1997. In accordance with SFAS No. 128, all prior net income (loss) per share data has been restated to conform to this presentation. Basic and diluted earnings per share amounts for periods prior to 1997 are identical in amount to primary and fully diluted earnings per share amounts that were previously presented.

            COMPREHENSIVE INCOME

            In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statement. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. Sterling does not believe that the application of this Statement will have a material effect on the presentation of its financial statements.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      2.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES:

          A summary of carrying and fair values of investments and mortgage-backed securities follows (in thousands):


                                      Held-to-Maturity                             Available-for-Sale
                                      -------------------------------------------  -------------------------------------------
                                      Amortized
                                      Cost/      Gross       Gross       Gross     Gross      Carrying/
                                      Carrying   Unrealized  Unrealized  Fair      Amortized  Unrealized  Unrealized  Fair
                                      Value      Gains       Losses      Value     Cost       Gains       Losses      Value
                                      ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
            December 31, 1997
            U.S. government and
              agency obligations      $      0    $      0    $      0   $      0  $158,707    $    301    $      0   $159,008
            FHLB Seattle stock
              (restricted)                   0           0           0          0    27,975           0           0     27,975
            Municipal bonds             12,748         166           6     12,908         0           0           0          0
            Mortgage-backed
              securities                     0           0           0          0   471,096       1,441       3,285    469,253
            Other                            2           1           0          3         0           0           0          0
                                      --------    --------    --------   --------  --------    --------    --------   --------
                                      $ 12,750    $    167    $      6   $ 12,911  $657,778    $  1,742    $  3,285   $656,236
                                      ========    ========    ========   ========  ========    ========    ========   ========
            December 31, 1996
            U.S. government and
              agency obligations      $      0    $      0    $      0   $      0  $ 66,760    $    202    $    (43)  $ 66,919
            FHLB Seattle stock
              (restricted)                   0           0           0          0    25,923           0           0     25,923
            Municipal bonds             11,846          48         (82)    11,812         0           0           0          0
            Mortgage-backed
              securities                     0           0           0          0   386,365         368      (9,793)   376,940
            Other                           25           6           0         31         1           7           0          8
                                      --------    --------    --------   --------  --------    --------    --------   --------
                                      $ 11,871    $     54    $    (82)  $ 11,843  $479,049    $    577    $ (9,836)  $469,790
                                      ========    ========    ========   ========  ========    ========    ========   ========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      2.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES, CONTINUED:


                                      Held-to-Maturity                             Available-for-Sale
                                      -------------------------------------------  -------------------------------------------
                                      Amortized
                                      Cost/      Gross       Gross       Gross     Gross      Carrying/
                                      Carrying   Unrealized  Unrealized  Fair      Amortized  Unrealized  Unrealized  Fair
                                      Value      Gains       Losses      Value     Cost       Gains       Losses      Value
                                      ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
            June 30, 1996
            U.S. government and
              agency obligations      $      0    $      0    $      0   $      0  $ 35,530    $      0    $   (286)  $ 35,244
            FHLB Seattle stock
              (restricted)                   0           0           0          0    24,911           0           0     24,911
            Municipal bonds             11,854           7        (242)    11,619         0           0           0          0
            Mortgage-backed
              securities                     0           0           0          0   415,451    $    104     (15,662)   399,893
            Other                           25           6           0         31         1          12           0         13
                                      --------    --------    --------   --------  --------    --------    --------   --------
                                      $ 11,879    $     13    $   (242)  $ 11,650  $475,893    $    116    $(15,948)  $460,061
                                      ========    ========    ========   ========  ========    ========    ========   ========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)
      2.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES, CONTINUED:

          In accordance with a Special Report issued by the Financial Accounting Standards Board in 1995, Sterling reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $214.1 million to the available-for-sale classification. At the date of the transfer, the fair value of such debt securities was approximately $211.4 million. The difference between the carrying value and fair value of the reclassified debt securities at the date of transfer of $2.7 million has been included in the unrealized loss on investment securities component of shareholders' equity during the year ended June 30, 1996.

          During the years ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995, Sterling sold investments and mortgage-backed securities which resulted in the following (in thousands):

                                              Proceeds  Gross     Gross
                                              from      Realized  Realized
                                              Sales     Gains     Losses
                                              --------  --------  --------
            Year ended December 31, 1997      $264,543  $  1,325  $    128
            Year ended December 31, 1996             7         7         0
            Six months ended December 31,
              1996                                   0         0         0
            Six months ended December 31,
              1995                              56,338       569       118
            Year ended June 30, 1996            56,345       576       118
            Year ended June 30, 1995           166,205       703       457

          At December 31, 1997, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized  Fair
                                                       Cost       Value
                                                       ---------  --------
            Available-for-sale mortgage-backed
              securities:
                Under one year                         $  5,580   $  5,580
                After one year through five years        58,002     57,219
                After five years through ten years       89,600     89,675
                After ten years                         317,914    316,779
                                                       --------   --------
                                                       $471,096   $469,253
                                                       ========   ========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      2.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES, CONTINUED:

                                                       Amortized  Fair
                                                       Cost       Value
                                                       ---------  --------
            Available-for-sale U.S. government and
              agency obligations:
                Under one year                         $  6,960   $  6,966
                After one year through five years       131,747    132,029
                After five years through ten years       20,000     20,013
                                                       --------   --------
                                                       $158,707   $159,008
                                                       ========   ========
            Held-to-maturity municipal bonds:
              Under one year                           $  1,032   $  1,035
              After one year through five years           9,516      9,618
              After five years through ten years          2,200      2,255
                                                       --------   --------
                                                       $ 12,748   $ 12,908
                                                       ========   ========

          At December 31, 1997, U.S. government and agency obligations and mortgage-backed securities with an aggregate fair value of $30.2 million were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington Public Deposit Protection Commission regulations. Additionally, Sterling periodically utilizes mortgage-backed securities as collateral for other borrowing transactions (see Notes 10 and 11).

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)
      3.  LOANS RECEIVABLE:

          The components of loans receivable are as follows (in thousands):

                                                   December 31,              June 30,
                                                   -----------------------   ----------
                                                   1997         1996         1996
                                                   ----------   ----------   ----------
              Real estate loans:
                 Variable-rate:
                   1-4 unit residential            $  119,051   $  154,158   $  175,380
                   5 or more unit residential          59,939       64,812       59,088
                   Commercial                         114,542       90,375       87,960
                   Land and other                         174          180          183

                 Fixed-rate:
                   Conventional 1-4 unit
                     residential                      115,234       44,359       41,937
                   5 and 7 year balloon or reset
                     1-4 unit residential              42,127       69,105       77,127
                   1-4 unit residential, insured   by FHA/VA6,482    7,135        8,082
                   5 or more unit residential           5,682        4,916        5,217
                   Commercial                           3,728       11,904       13,283
                   Land and other                         178          181          191

                 Construction:
                   1-4 unit residential               178,834      148,252      137,930
                   5 or more unit residential          97,059       77,743       79,048
                   Commercial                          26,386       37,875       40,003
                                                   ----------   ----------   ----------
                                                      769,416      710,995      725,429
                                                   ----------   ----------   ----------
              Other loans:
                 Commercial loans                     196,256      162,157      133,339
                 Commercial and personal lines
                   of credit                           65,423       52,476       49,720
                 Consumer loans                       132,482      104,212       93,892
                 Loans secured by deposits              4,924        4,343        4,386
                                                   ----------   ----------   ----------
                                                      399,085      323,188      281,337
                                                   ----------   ----------   ----------
              Total loans receivable                1,168,501    1,034,183    1,006,766
              Undisbursed portion of loans in
                 process                              (90,111)     (91,791)    (112,325)
              Deferred direct origination costs,
                 net of loan fees                         540          468          891
              Discount on loans acquired pursuant
                 to purchase transactions                (380)        (629)        (776)
              Allowance for losses                     (8,959)      (7,891)      (7,889)
                                                   ----------   ----------   ----------
              Loans receivable                     $1,069,591   $  934,340   $  886,667
                                                   ==========   ==========   ==========
              Weighted average interest rate             8.58%        8.66%        8.65%
                                                   ==========   ==========   ==========

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      3.  LOANS RECEIVABLE, CONTINUED:

          Sterling grants residential, commercial real estate, consumer and commercial loans throughout the Pacific Northwest region. Loans originated outside this area are primarily for immediate sale into the secondary market. At December 31, 1997, approximately 61.1% and 30.2% of real estate loans are collateralized by property in Washington and Oregon, respectively. The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect Sterling's estimate of its allowance for loan losses associated with these loans receivable.


      4.  LOAN SERVICING:

          Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

                                              December 31,
                                              ------------------  June 30,
                                              1997      1996      1996
                                              --------  --------  --------
            Loan portfolios serviced for:
              FHLMC                           $317,213  $445,038  $488,731
              FNMA                              61,702    85,470    85,872
              Others                            73,280    11,674    13,215
                                              --------  --------  --------
                                              $452,195  $542,182  $587,818
                                              ========  ========  ========

          Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1.8 million at December 31, 1997 and 1996 and $2.3 million at June 30, 1996.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      4.  LOAN SERVICING, CONTINUED:

          Following is an analysis of the changes in purchased mortgage servicing rights (in thousands):

                                                    Purchased     Excess
                                                    Servicing     Servicing
                                                    ---------     ---------
            Balance, June 30, 1994                  $     158     $     80
              Additions                                 3,440            0
              Amortization                               (451)         (30)
                                                    ---------     --------
            Balance, June 30, 1995                      3,147           50
              Sale of servicing portfolio                (889)           0
              Amortization                               (616)         (50)
                                                    ---------     --------
            Balance, June 30, 1996                      1,642            0
              Amortization                               (168)           0
                                                    ---------     --------
            Balance, December 31, 1996                  1,474            0
            Amortization                                 (304)           0
                                                    ---------     --------
            Balance, December 31, 1997              $   1,170     $      0
                                                    =========     ========

      5.  REAL ESTATE OWNED:

          The components of real estate owned are as follows (in thousands):

                                              December 31,
                                              ------------------  June 30,
                                              1997      1996      1996
                                              --------  --------  --------
            Commercial real estate            $  6,174  $  3,550  $  3,575
            Construction                           283       413       310
            Residential                            616       447       690
            Former branch building                   0         0       607
            Other                                2,628       352       146
                                              --------  --------  --------
                                                 9,701     4,762     5,328
          Allowance for losses                    (884)     (788)     (454)
                                              --------  --------  --------
                                              $  8,817  $  3,974  $  4,874
                                              ========  ========  ========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      6.  ALLOWANCES FOR LOAN AND REAL ESTATE OWNED LOSSES:

          The following is an analysis of the changes in the allowances for loan and real estate owned losses (in thousands):

                                                        Real
                                                        Estate
                                              Loan      Owned     Total
                                              --------  --------  --------
            Balance, June 30, 1994            $  5,740  $  1,551  $  7,291
              Loss allowances acquired             952        98     1,050
              Provision                          1,600        34     1,634
              Amounts written off               (1,020)     (969)   (1,989)
              Recoveries                            89         0        89
                                              --------  --------  --------
            Balance, June 30, 1995               7,361       714     8,075
              Provision                          1,600        68     1,668
              Amounts written off               (1,164)     (407)   (1,571)
              Recoveries                            92        79       171
                                              --------  --------  --------
            Balance, June 30, 1996               7,889       454     8,343
              Provision                          1,100        31     1,131
              Amounts written off               (1,175)      (61)   (1,236)
              Recoveries                            77       364       441
                                              --------  --------  --------
            Balance, December 31, 1996           7,891       788     8,679
              Provision                          2,450       173     2,623
              Amounts written off               (1,563)      (77)   (1,640)
              Recoveries                           181         0       181
                                              --------  --------  --------
            Balance, December 31, 1997        $  8,959  $    884  $  9,843
                                              ========  ========  ========

          The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

                                              December 31,
                                              ------------------  June 30,
                                              1997      1996      1996
                                              --------  --------  --------
          Nonaccrual loans (A)                $  4,755  $  2,329  $  3,352
          Restructured loans (B)                   150       215       240
                                              --------  --------  --------
          Total nonperforming loans           $  4,905  $  2,544  $  3,592
                                              ========  ========  ========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      6.  ALLOWANCES FOR LOAN AND REAL ESTATE OWNED LOSSES, CONTINUED:

          (A) The accrual of interest and amortization of net deferred loan fees are discontinued when either principal or interest becomes 90 days past due, unless the loan meets specific criteria. Any accrued and uncollected interest is reversed from income at that time. A loan also may be put on nonaccrual if, in management's judgment, the loan may be uncollectible. Interest on nonaccrual loans is recognized as collected. The total allowance for loan losses related to these loans was $35,000, $45,000 and $167,000 at December 31, 1997 and 1996 and June 30, 1996, respectively.

              For loans on nonaccrual status at period end, additional gross interest income of $258,000, $135,000, $86,000,
              $151,000, $224,000 and $231,000 would have been recorded
              during the years ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $311,000, $79,000, $8,000, $21,000, $62,000 and $58,000 was recorded during the years ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995, respectively, in connection with such loans.

              The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995 was $4.2 million, $3.6 million, $3.0 million, $4.8 million, $4.5 million and $3.3 million, respectively.

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

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      7.  OFFICE PROPERTIES AND EQUIPMENT:

          The components of office properties and equipment are as follows (in thousands):

                                                     December 31,
                                                     -------------------   June 30,   Estimated
                                                     1997       1996       1996       Useful Life
                                                     --------   --------   --------   -----------
              Buildings and improvements             $ 29,541   $ 29,193   $ 26,309   20-40 years
              Furniture, fixtures, equipment and
                 computer software                     16,094     16,917     16,260    3-10 years
              Automobiles                                  62         83         83     3-5 years
              Leasehold improvements                    2,571      2,560      2,528    5-20 years
                                                     --------   --------   --------
                                                       48,268     48,753     45,180
              Less accumulated depreciation and
                 amortization                         (15,928)   (14,508)   (13,023)
                                                     --------   --------   --------
                                                       32,340     34,245     32,157
              Land                                      5,616      5,616      5,239
              Construction in progress                      0          0      3,075
                                                     --------   --------   --------
                                                     $ 37,956   $ 39,861   $ 40,471
                                                     ========   ========   ========


       8.  DEPOSITS:

          The components of deposits are as follows (in thousands):

                                                            December 31,               June 30,
                                                            -----------------------    ----------
                                                            1997          1996         1996
                                                            ----------    ----------   ----------
              Commercial checking accounts (non-interest
                 bearing)                                   $    31,054   $   24,180   $  20,468
                   Checking accounts, 1.50%                      88,305       72,686      69,125
                   Passbook accounts, 2.55%                      63,117       72,243      74,413
                   Money market demand accounts, 1.50%
                     to 4.17%                                   183,795      148,696     152,874
                                                             ----------   ----------   ---------
                                                                366,271      317,805     316,880
                                                             ----------   ----------   ---------

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      8.  DEPOSITS, CONTINUED:

                                                            December 31,               June 30,
                                                            -----------------------    ----------
                                                            1997          1996         1996
                                                            ----------    ----------   ----------
              Certificate accounts:
                 Up to 3.99%                                $    1,633    $    4,972   $   6,596
                 4.00 to 4.99%                                   2,959        39,186      39,656
                 5.00 to 5.99%                                 543,283       429,505     352,891
                 6.00 to 6.99%                                  98,627        79,501     143,063
                 7.00 to 7.99%                                  12,984        19,664      25,993
                 8.00 to 8.99%                                   8,911         9,945      11,517
                 9.00 to 9.99%                                   1,177         1,172       1,241
                 10.00% and over                                   563           528         557
                                                            ----------    ----------   ---------
                                                               670,137       584,473     581,514
                                                            ----------    ----------   ---------
                                                            $1,036,408    $  902,278   $ 898,394
                                                            ==========    ==========   =========

          The weighted average interest rate paid on deposit accounts was 4.80%, 4.66% and 4.77% at December 31, 1997 and 1996 and June 30,
          1996, respectively. At December 31, 1997, the scheduled maturities of certificate accounts were as follows (in thousands):

                   Year Ending       Weighted-Average
                   December 31,      Interest Rate         Amount
                   ------------      ----------------      --------
                       1998                5.71%           $572,143
                       1999                6.06              29,649
                       2000                6.02              23,149
                       2001                6.67               8,910
                       2002                6.76              16,415
                    Thereafter             6.45              19,871
                                                           --------
                                           5.80%           $670,137
                                                           ========

          At December 31, 1997, the remaining maturities of certificate accounts with a minimum balance of $100,000 were as follows (in thousands):

            Less than three months                         $121,016
            Three to six months                              44,029
            Six to twelve months                             43,462
            Over twelve months                               16,442
                                                           --------
                                                           $224,949
                                                           ========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      8.  DEPOSITS, CONTINUED:

          The components of interest expense associated with deposits are as follows (in thousands):

                                                         Six Months
                                     Year Ended          Ended               Year Ended
                                     December 31,        December 31,        June 30,
                                     -----------------   -----------------   -----------------
                                     1997      1996      1996      1995      1996      1995
                                     -------   -------   -------   -------   -------   -------
              Checking accounts      $ 1,044   $   984   $   499   $   499   $ 1,029   $ 1,189
              Passbook accounts        1,703     1,978       954     1,213     2,237     3,148
              Money market demand
                 accounts              7,558     6,310     3,289     2,020     4,996     2,678
              Certificate accounts    35,361    33,391    16,329    18,934    35,996    32,800
                                     -------   -------   -------   -------   -------   -------
                                     $45,666   $42,663   $21,071   $22,666   $44,258   $39,815
                                     =======   =======   =======   =======   =======   =======


       9.  FEDERAL HOME LOAN BANK ADVANCES AND LINES OF CREDIT:

          Advances from FHLB are collateralized by qualifying loans with a carrying value of approximately $325.0 million at December 31, 1997. Sterling Savings' credit line with FHLB Seattle is limited to 35% of total assets. At December 31, 1997, Sterling Savings had the ability to borrow an additional $203.2 million from FHLB Seattle.

          The advances from FHLB Seattle at December 31, 1997 are repayable as follows (in thousands):

                   Year Ending       Weighted-Average
                   December 31,      Interest Rate         Amount
                   ------------      ----------------      --------
                       1998                5.99%           $353,847
                       1999                6.87              50,000
                       2000                6.54              38,498
                       2001                0.00                   0
                       2002                6.34                 693
                    Thereafter             8.59              12,047
                                                           --------
                                           6.20%           $455,085
                                                           ========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

      9.  FEDERAL HOME LOAN BANK ADVANCES AND LINES OF CREDIT, CONTINUED:

          Sterling has a $5.0 million term line-of-credit agreement with a bank. The term line of credit matures in 1999. These borrowings are collateralized by all shares of Sterling Savings 10.75% and 10.25% preferred stock and common stock. At December 31, 1997, no amounts were outstanding under this line-of-credit agreement.

          Sterling Savings has an unsecured $10.0 million line-of-credit agreement with a bank that bears interest at the Federal Funds rate plus an incremental negotiated rate and matures in 1999. At December 31, 1997, no amounts were outstanding under this line-of-credit agreement.


     10.  SECURITIES SOLD SUBJECT TO REPURCHASE AGREEMENTS:

          Sterling enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. These agreements had a weighted-average interest rate of 5.71% at December 31, 1997. The reverse repurchase agreements mature at various dates through December 2001. Substantially all of Sterling's reverse repurchase agreements are transacted with Donaldson, Lufkin and Jenerette (DLJ), Morgan Stanley (MS) and Merrill Lynch (ML). The mortgage-backed securities underlying these agreements were held by DLJ, MS and ML. The risk of default under such agreements is limited by the financial strength of these broker-dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 1997, under the repurchase agreements, Sterling has pledged as collateral investments and mortgage-backed securities with aggregate amortized costs and market/carrying values of $216.7 million and $215.9 million, respectively.

          The average balances of securities sold subject to repurchase agreements were $185.7 million, $183.7 million, $213.6 million, $164.6 million, $156.6 million and $115.3 million during the years ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995, respectively. The maximum amount outstanding at any month end during these same periods was $273.6 million, $232.9 million, $232.9 million, $184.5 million, $195.8 million and $148.1 million, respectively.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     11.  OTHER BORROWINGS:

          The components of other borrowings are as follows (in thousands):

                                                            December 31,               June 30,
                                                            -----------------------    ----------
                                                            1997          1996         1996
                                                            ----------    ----------   ----------
            Term note payable(1)                            $   15,000    $   15,000   $       0
            8.75% Subordinated Notes due 2000(2)                17,240        17,240      17,240
            Sterling obligated mandatorily redeemable
              preferred capital securities of subsidiary
              trust holding solely junior subordinated
              deferrable interest debentures of
              Sterling (3)                                      40,000            0           0
                                                            ----------    ----------   ----------
                                                            $   72,240    $   32,240   $  17,240
                                                            ==========    ==========   ==========

          (1) Sterling has a five-year term variable rate loan from a commercial bank. Interest is payable quarterly on this loan. The interest rate at December 31, 1997 was 7.325%. Principal is repayable in five annual installments of $3.0 million each, commencing September 1998.

          (2) Sterling's 8.75% Subordinated Notes are due on January 31, 2000. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At December 31, 1997, Sterling could incur approximately $50.1 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $47.9 million in additional dividends. Interest on these notes is due the first day of each month. Sterling may, at its option, redeem the notes, in whole or in part, at par plus accrued interest.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     11.  OTHER BORROWINGS, CONTINUED:

          (3) On June 4, 1997, Sterling issued $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     12.  INCOME TAXES, CONTINUED:

          The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):


                                                           December 31,
                                                           -------------------------------------------
                                                           1997                   1996                   June30,1996
                                                           --------------------   --------------------   --------------------
                                                           Assets   Liabilities   Assets   Liabilities   Assets   Liabilities
                                                           ------   -----------   ------   -----------   ------   -----------
              Allowance for loan losses                    $3,106                 $2,688                 $2,651
              Office properties and equipment                         $  595                 $   791                $  651
              Equity in losses of partnerships                           473                     459                   461
              FHLB dividends                                           3,936                   3,238                 2,894
              Purchase accounting discount or premium       1,399        495       1,008         540        843        655
              Deferred loan fees                                       3,330                   3,030                 3,315
              Unrealized losses on available-for-sale
                 securities                                   540                  3,239                  5,542
              Acquired mortgage servicing rights                         576                     662                   710
              Net operating loss carryforward                 144                    186                    228
              Other                                           273                    357                    472
                                                           ------     ------      ------     -------     ------     ------
                   Total deferred income taxes             $5,462     $9,405      $7,478     $ 8,720     $9,736     $8,686
                                                           ======     ======      ======     =======     ======     ======

          A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized through the reversal of taxable temporary differences.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     12.  INCOME TAXES, CONTINUED:

          A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income (loss) before income taxes follows (dollars in thousands):

                                                          Year Ended December 31,
                                                          -------------------------------
                                                          1997             1996
                                                          --------------   --------------
                                                          Amount   %       Amount   %
                                                          ------   -----   ------   -----
              Income tax provision at federal
                 statutory rate                           $5,385   35.0%   $1,685   35.0%
              Tax effect of:
                 State taxes, net of federal benefit         233    1.5         0    0.0
                 Amortization of goodwill                    255    1.7       276    5.7
                 Tax-exempt interest                        (140)  (0.9)     (160)  (3.3)
                 Change in tax estimates of prior periods      0    0.0       430    8.9
                 Other, net                                   16    0.1       100    2.1
                                                          ------   ----    ------   ----
                                                          $5,749   37.4%   $2,331   48.4%
                                                          ======   ====    ======   ====
                                                          Six Months Ended December 31,
                                                          -------------------------------
                                                          1996             1995
                                                          --------------   --------------
                                                          Amount   %       Amount   %
                                                          ------   -----   ------   -----
              Income tax provision (benefit) at
                 federal statutory rate                   $ (347) (35.0)%  $1,768  35.0%
              Tax effect of:
                 Amortization of goodwill                    138   13.9       185    3.7
                 Tax-exempt interest                         (69)  (7.0)      (70)  (1.4)
                 Change in tax estimates of prior
                   periods                                   340   34.3         0    0.0
                 Other, net                                   50    5.1       (38)  (0.8)
                                                          ------   ----    ------   ----
                                                          $  112   11.3%   $1,845   36.5%
                                                          ======   ====    ======   ====

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     12.  INCOME TAXES, CONTINUED:

                                                          Year Ended June 30,
                                                          -------------------------------
                                                          1996             1995
                                                          --------------   --------------
                                                          Amount   %       Amount   %
                                                          ------   -----   ------   -----
              Income tax provision at federal
                 statutory rate                           $3,800   35.0%   $4,867  35.0%
              Tax effect of:
                 State taxes, net of federal benefit         179    1.7         0    0.0
                 Amortization of goodwill                    343    3.1       400    2.9
                 Tax-exempt interest                        (141)  (1.3)     (140)  (1.0)
                 Rehabilitation credit                         0    0.0      (455)  (3.3)
                 Other, net                                 (117)  (1.1)      (53)  (0.4)
                                                          ------   ----    ------   ----
                                                          $4,064   37.4%   $4,619   33.2%
                                                          ======   ====    ======   ====

          At December 31, 1997, Sterling had acquired net operating loss carryforwards of approximately $425,000 which expire beginning in 2002. Sterling's utilization of tax net operating loss carryforwards is currently limited to approximately $123,000 annually.

          On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law, which included the repeal of the special thrift bad debt provisions. Although the percentage of taxable income method bad debt deduction is no longer be available to Sterling, the tax requirement to invest in certain qualifying types of investments and loans has been eliminated, thus providing greater flexibility to Sterling in structuring its balance sheet to maximize returns. These tax-related changes had no significant impact on Sterling's financial position or results of operations for the year ended December 31, 1997 or the six months ended December 31, 1996.


     13.  STOCK OPTIONS AND WARRANTS:

          Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant. The options vest over 1 to 4 years and are exercisable from 4 to 10 years from the date of grant. Sterling is authorized to grant 600,000 options under the plans. At December 31, 1997, 12,000 options are available to be granted.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     13.  STOCK OPTIONS AND WARRANTS, CONTINUED:

          As permitted by SFAS No. 123, Sterling has chosen not to record compensation expense using the measurement provisions of SFAS No. 123 in the statement of operations. Had compensation cost for Sterling's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, Sterling's reported net income (loss) and income
          (loss) per common share would have been changed to the pro forma amounts indicated below:

                                           Year Ended December 31,
                                           ------------------------------------------------------
                                           1997                        1996
                                           -------------------------   --------------------------
                                           As            Pro           As            Pro
                                           Reported      Forma         Reported      Forma
                                           -----------   -----------   -------------  ----------
              Net income                   $ 9,636,000   $ 8,992,000   $ 2,483,000   $ 1,817,000
                                           ===========   ===========   ===========   ===========
              Income (loss) per common
                 share - basic             $      1.40   $      1.30   $      0.11   $     (0.12)
                                           ===========   ===========   ===========   ===========
              Income (loss) per common
                 share - diluted           $      1.25   $      1.17   $      0.11   $     (0.12)
                                           ===========   ===========   ===========   ===========
                                           Six Months Ended            Year Ended
                                           December 31, 1996           June 30, 1996
                                           -------------------------   -------------------------
                                           As            Pro           As            Pro
                                           Reported      Forma         Reported      Forma
                                           -----------   -----------   -----------   -----------
              Net income (loss)            $(1,103,000)  $(1,449,000)  $ 6,792,000   $ 6,178,000
                                           ===========   ===========   ===========   ===========
              Income (loss) per common
                 share - basic             $     (0.37)  $     (0.43)  $      0.91   $      0.79
                                           ===========   ===========   ===========   ===========
              Income (loss) per common
                 share - diluted           $     (0.37)  $     (0.43)  $      0.90   $      0.78

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 75%-80% each period, risk-free interest rates of 5.74% to 6.97%; and expected lives of 4.0 to 9.1 years, respectively.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     13.  STOCK OPTIONS AND WARRANTS, CONTINUED:

          Stock option transactions are summarized as follows:

                                                                       Exercise
                                          Number of  Weighted-Average  Price          Expiration
                                          Shares     Exercise Price    Per Share      Date
                                          ---------  ----------------  -------------  ----------
              Balance, June 30, 1994        150,344       $ 8.05       $3.65-$11.85   1994-2003
                 Options granted             56,000        10.48       $10.13-$10.53  1998-2004
                 Options exercised           (4,880)        5.30       $4.05-$10.33   1995-1997
                 Options expired               (500)        6.01       $6.01          1994
                                          ---------
              Balance, June 30, 1995        200,964         8.73       $3.65-$11.85   1995-2004
                 Options granted            222,750        13.26       $11.93-$14.13  1999-2006
                 Options exercised          (28,172)        6.51       $3.65-$10.33   1995-2002
                 Options canceled              (500)       11.93       $11.93         1999
                                          ---------
              Balance, June 30, 1996        395,042       $11.44       $3.65-$14.13   1996-2006
                 Options granted             48,000        14.00       $14.00         2001-2006
                 Options exercised          (19,620)        8.23       $6.93-$11.85   1996-2004
                 Options canceled            (1,000)       14.13       $14.13         2001
                                          ---------
              Balance, December 31, 1996    422,422        11.87       $3.65-$14.13   2002-2007
                 Options granted             74,000        21.21       $18.25-$21.31  1998-2002
                 Options exercised          (14,632)        9.90       $7.09-$14.13   1997-2006
                 Options canceled            (1,000)       14.13       $14.13         2006
                                          ---------       ------
              Balance, December 31, 1997    480,790       $13.37       $7.22-$21.31   1998-2007
                                          =========       ======
              Exercisable, December 31,
                 1997                       328,790       $11.45
                                          =========       ======

          The weighted-average fair value of options granted during the years ended December 31, 1997 and 1996, the six months ended December 31, 1996 and the year ended June 30, 1996 was $21.25, $14.08, $10.74 and $10.15 per share, respectively.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     13.  STOCK OPTIONS AND WARRANTS, CONTINUED:

          The following table summarizes information about the Plan's outstanding and exercisable stock options at December 31, 1997:


                               Options Outstanding                                 Options Exercisable
                               -------------------------------------------------   ------------------------------
                                             Weighted-Average
              Range of         Number        Remaining          Weighted-Average   Number        Weighted-Average
              Exercise Price   Outstanding   Contractual Life   Exercise Price     Exercisable   Exercise Price
              --------------   -----------   ----------------   ----------------   -----------   ----------------
              $3.65                2,000         2.5 years           $ 3.65            2,000          $ 3.65
              $6.00-$6.99          5,250         3.3 years             6.26            5,250            6.26
              $7.00-$8.00         32,000         4.5 years             7.37           32,000            7.37
              $9.00-$11.84        95,290         3.7 years             9.88           93,790            9.88
              $11.85-$14.13      292,250         5.6 years            13.36          195,750           13.09
              $18.25-$19.62        2,000         9.0 years            18.93               --              --
              $21.31              72,000         6.1 years            21.31               --              --
                                 -------                                             -------
                                 480,790                                             328,790
                                 =======                                             =======

          In connection with an acquisition in 1994, Sterling issued warrants to purchase 99,985 shares of Sterling's Common Stock at $11.82 per share. All such warrants were exercised in July 1996, thereby increasing Sterling's shareholders' equity by approximately $1.2 million.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     14.  PREFERRED STOCK:

          During the year ended December 31, 1997, the $1.8125 Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") was called for redemption at $26.07 per share plus accrued but unpaid dividends. As a result of the call for redemption, the holders of 1,035,700 shares of Preferred Stock elected to convert their interests into 2,021,190 shares of Sterling Common Stock. The remaining 4,300 shares of Preferred Stock were redeemed for $113,000 during 1997.


     15.  EARNINGS PER SHARE:

          Effective December 31, 1997, Sterling adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator for the basic and diluted EPS computation. SFAS No. 128 requires restatement of all prior-period EPS data presented.

          In accordance with SFAS No. 128, the following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations, which includes the number of antidilutive securities (if any) that were not included in the dilutive EPS computation. These antidilutive securities occurred when options outstanding held an option price greater than the average market price for the period. Also shown is the effect that has been given to preferred dividends in computing basic EPS.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     15.  EARNINGS PER SHARE, CONTINUED:


                                      For the Year Ended December 31,
                                      --------------------------------------------------------------------------------
                                      1997                                     1996
                                      ---------------------------------------  ---------------------------------------
                                                     Weighted-                                Weighted-
                                      Net            Average                                  Net            Average
                                      Income (Loss)  Shares         Per Share  Income (Loss)  Shares         Per Share
                                      (Numerator)    (Denominator)  Amount     (Numerator)    (Denominator)  Amount
                                      -------------  -------------  ---------  -------------  -------------  ---------
              Net income               $ 9,636,000                              $ 2,483,000
              Less preferred stock
                 dividends                (940,000)                              (1,885,000)
                                       -----------                              -----------
              Income per common
                 share - basic           8,696,000      6,207,329    $ 1.40         598,000      5,476,531    $ 0.11
              Effect of dilutive
                 securities:
                   Convertible pre-
                     ferred stock          940,000      1,363,935                 1,885,000      2,029,664
                   Common stock
                     options                              136,069                                   67,427
                                       -----------    -----------               -----------    -----------
              Income per common
                 share - diluted       $ 9,636,000      7,707,333    $ 1.25     $ 2,483,000      7,573,622    $ 0.11
                                       ===========    ===========               ===========    ===========
            Antidilutive options not
              included in diluted
              EPS                                          74,000                                  130,500

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     15.  EARNINGS PER SHARE, CONTINUED:


                                      For the Six Months Ended December 31,
                                      ---------------------------------------------------------------------------------
                                      1996                                     1995
                                      ---------------------------------------- ----------------------------------------
                                                     Weighted-                                Weighted-
                                      Net            Average                   Net            Average
                                      Income (Loss)  Shares         Per Share  Income (Loss)  Shares         Per Share
                                      (Numerator)    (Denominator)  Amount (A) (Numerator)    (Denominator)  Amount (A)
                                      -------------  -------------  ---------- -------------  -------------  ----------
              Net income (loss)        $(1,103,000)                             $ 3,206,000
              Less preferred stock
                 dividends                (942,000)                                (942,000)
                                       -----------                              -----------
              Income (loss) per
                 common share -
                 basic                  (2,045,000)     5,528,117    $(0.37)      2,264,000      5,408,133    $ 0.42
              Effect of dilutive
                 securities:
                   Convertible pre-
                     ferred stock          942,000      2,029,664                   942,000      2,029,664
                   Common stock
                     options                               67,427                                   89,085
                                       -----------    -----------               -----------    -----------
              Income (loss) per
                 common share -
                diluted                $(1,103,000)     7,625,208    $(0.37)    $ 3,206,000      7,526,882    $ 0.42
                                       ===========    ===========               ===========    ===========
              Antidilutive options
                not included in
                diluted EPS                               130,500

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     15.  EARNINGS PER SHARE, CONTINUED:


                                      For the Year Ended December 31,
                                      --------------------------------------------------------------------------------
                                      1997                                     1996
                                      ---------------------------------------  ---------------------------------------
                                                     Weighted-                                Weighted-
                                      Net            Average                                  Net            Average
                                      Income (Loss)  Shares         Per Share  Income (Loss)  Shares         Per Share
                                      (Numerator)    (Denominator)  Amount     (Numerator)    (Denominator)  Amount
                                      -------------  -------------  ---------  -------------  -------------  ---------
              Net income               $ 6,792,000                              $ 9,288,000
              Less preferred stock
                 dividends              (1,885,000)                              (1,885,000)
                                       -----------                              -----------
              Income per common
                 share - basic           4,907,000      5,416,211    $ 0.91       7,403,000      5,210,318    $ 1.42
              Effect of dilutive
                 securities:
                   Convertible pre-
                     ferred stock        1,885,000      2,029,664                 1,885,000      2,029,664
                   Common stock
                     options                              106,455                                   56,705
                                       -----------    -----------               -----------    -----------
              Income per common
                 share - diluted       $ 6,792,000      7,552,330    $ 0.90     $ 9,288,000      7,296,687    $ 1.27
                                       ===========    ===========               ===========    ===========


          (A) During the six months ended December 31, 1996 and 1995, the effect of convertible preferred stock of 2,029,664 shares was antidilutive. Thus, the presentation of basic and diluted income (loss) per common share is identical.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     16.  REGULATORY MATTERS:

          In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), Sterling Savings is required to maintain minimum levels of regulatory capital, including tangible, core and risk-based capital. At December 31, 1997, Sterling Savings was in compliance with all regulatory capital requirements. The OTS is empowered to take "prompt, corrective action" to resolve problems of insured depository institutions. The extent of these powers depends on whether an institution is classified as "well capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized," or "critically undercapitalized." At December 31, 1997, Sterling Savings was considered "well capitalized."

          The following table sets forth the amounts and ratios regarding actual and minimum tangible, core and risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.

                                       Minimum
                                       Capital             Well Capitalized
                                       Requirements        Requirements        Actual
                                       ------------------  ------------------  ------------------
                                       Amount    Ratio     Amount    Ratio     Amount    Ratio
                                       --------  --------  --------  --------  --------  --------

              As of December 31, 1997:
                 Total Capital (to
                   Risk-Weighted
                   Assets)             $ 88,115    8.00%   $109,054   10.00%   $149,107   13.68%
                 Core (Tier I)
                   Capital (to
                   Risk-Weighted
                   Assets)                N/A                65,376    6.00     141,024   12.94
                 Core (Tier I)
                   Capital (to
                   Adjusted Assets)      55,902    3.00      93,170    5.00     141,024    7.57
                 Tangible Capital
                   (to Tangible
                   Assets)               27,951    1.50        N/A              141,024    7.57

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     16.  REGULATORY MATTERS, CONTINUED:

                                       Minimum
                                       Capital             Well Capitalized
                                       Requirements        Requirements        Actual
                                       ------------------  ------------------  ------------------
                                       Amount    Ratio     Amount    Ratio     Amount    Ratio
                                       --------  --------  --------  --------  --------  --------

              As of December 31, 1996:
                 Total Capital (to
                   Risk-Weighted
                   Assets)             $ 74,870    8.00%   $ 93,351   10.00%   $109,034     11.80%
                 Core (Tier I)
                   Capital (to
                   Risk-Weighted
                   Assets)                N/A                55,442    6.00     101,589     10.99
                 Core (Tier I)
                   Capital (to
                   Adjusted Assets)      45,868    3.00      76,446    5.00     101,589      6.64
                 Tangible Capital
                   (to Tangible
                   Assets)               22,934    1.50       N/A               101,589      6.64

              As of June 30, 1996:
                 Total Capital (to
                   Risk- Weighted
                   Assets)             $ 70,167    8.00%   $ 86,703   10.00%   $ 98,014     11.30%
                 Core (Tier I)
                   Capital (to
                   Risk-Weighted
                   Assets)                N/A                52,021    6.00      91,062     10.50
                 Core (Tier I)
                   Capital  (to
                   Adjusted
                   Assets)               44,225    3.00      73,708    5.00      91,062      6.18
                 Tangible Capital
                   (to Tangible
                   Assets)               22,106    1.50       N/A                90,622      6.15

          On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation required SAIF-insured savings institutions, like Sterling Savings, to pay a one-time special assessment. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $5.8 million during the six months ended December 31, 1996.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     16.  REGULATORY MATTERS, CONTINUED:

          Existing law contemplates a unification of the charters presently available to banks and savings institutions. The Treasury Department is required to make recommendations regarding unification of the available charters and the merger of the insurance funds. The law requires a merger of the SAIF with the BIF on January 1, 1999 if all savings institutions have converted to banks by that date, but the law does not mandate such conversion. SAIF and BIF will continue to operate as separate funds, if this unification of charters has not taken place, until such time as additional federal legislation is passed requiring a merger of the funds.

          Sterling Savings may be required to convert its charter to either a national bank charter, a state depository institution charter or a newly designed charter. Sterling may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve") rather than by the OTS. Regulation by the Federal Reserve could subject Sterling to capital requirements that are not currently applicable to Sterling as a holding company under OTS regulations and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings is unable to predict whether a charter change will be required and, if so, whether the charter change would significantly impact Sterling Savings' operations.


     17.  COMMITMENTS AND CONTINGENT LIABILITIES:

          At December 31, 1997, Sterling had loan commitments to borrowers and brokers totaling $141.2 million, including $7.5 million for fixed-rate loans and $133.7 million for variable-rate loans. At December 31, 1997, commitments to secondary market institutions to sell fixed-rate loans totaled $4.8 million. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments are for loans that have credit risk similar to Sterling's existing portfolio.

          At December 31, 1997, Sterling had made available various secured and unsecured commercial and personal lines of credit totaling approximately $124.6 million, of which the undisbursed portion is approximately $58.1 million. These lines of credit provide for periodic adjustment to market rates of interest and have credit

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     17.  COMMITMENTS AND CONTINGENT LIABILITIES, CONTINUED:

          risk similar to Sterling's existing portfolio. Sterling historically has not realized credit losses due to these off-balance sheet credits. Based on this fact and Sterling's analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off-balance sheet credits at December 31, 1997 and 1996 and June 30, 1996.

          During the fiscal year ended June 30, 1995, Sterling converted approximately $94.7 million of its adjustable-rate residential loans into FHLMC participation certificates. At December 31, 1997, Sterling is contingently liable for up to $947,000 related to this transaction.

          Rent expense for office properties under operating leases was $1.1 million, $1.0 million, $500,000, $431,000, $1.1 million and
          $1.3 million for the years ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995, respectively.

          Future minimum rental commitments as of December 31, 1997, under noncancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):


                         Year Ending
                         December 31,
                         ------------
                             1998                      $1,028
                             1999                         875
                             2000                         560
                             2001                         476
                             2002                         362
                          Thereafter                    3,988
                                                       ------
                                                       $7,289
                                                       ======

     18.  EMPLOYEE SAVINGS PLAN:

          Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 8% of their salary, and Sterling will make a matching contribution equal to 35% of the employee's contribution. All matching contributions are made exclusively in the form of Sterling Common Stock. Each employee may make a supplemental

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     18.  EMPLOYEE SAVINGS PLAN, CONTINUED:

          contribution of an additional 7% of their salary. All contributions vest immediately. Employees have the option of investing their contributions among four selected mutual funds, Sterling Savings' certificates of deposit and Sterling Common Stock. During the years ended December 31, 1997 and 1996, Sterling contributed $210,000 and $238,000, respectively, to the employee savings plan. During the six months ended December 31, 1996 and 1995, Sterling contributed $129,500 and $48,000, respectively. During the years ended June 30, 1996 and 1995, Sterling contributed $156,000 and $147,000, respectively.


     19.  OPERATING EXPENSES:

          The components of total operating expenses are as follows (in thousands):


                                             Six Months
                                             Year Ended        Ended             Year Ended
                                             December 31,      December 31,      June 30,
                                             ----------------  ----------------  ----------------
                                             1997     1996     1996     1995     1996     1995
                                             -------  -------  -------  -------  -------  -------
              Employee compensation and
                 benefits                    $15,897  $12,951  $ 6,935  $ 6,107  $12,124  $11,773
              Occupancy and equipment          6,043    5,583    2,879    2,566    5,269    5,043
              Depreciation                     3,090    2,999    1,515    1,321    2,805    2,200
              Amortization of intangibles      2,242    3,254    1,590    1,669    3,332    3,487
              Advertising                      1,661    1,454      606      472    1,321    1,894
              Data processing                  2,354    2,188    1,344      899    1,743    2,056
              Insurance                        1,170    2,430    1,263    1,139    2,306    2,063
              SAIF one-time assessment
                 (see Note 16)                     0    5,800    5,800        0        0        0
              Legal and accounting             1,409    1,878    1,220      507    1,165    1,118
              Travel and entertainment         1,093    1,101      629      452      924      992
              Other                            2,147    1,273      961      383      695      646
                                             -------  -------  -------  -------  -------  -------
                                             $37,106  $40,911  $24,742  $15,515  $31,684  $31,272
                                             =======  =======  =======  =======  =======  =======

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     20.  MORTGAGE BANKING OPERATIONS:

          Sterling operates eight residential loan production offices primarily in the Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho metropolitan areas through its subsidiary Action Mortgage. Mortgage banking operations include revenues from servicing released and servicing retained sales of originated residential loans, bulk sales of loan servicing rights and other fees.

          The following table summarizes information related to Sterling's mortgage banking operations (in thousands):

                                             Six Months
                                             Year Ended        Ended             Year Ended
                                             December 31,      December 31,      June 30,
                                             ----------------  ----------------  ----------------
                                             1997     1996     1996     1995     1996     1995
                                             -------  -------  -------  -------  -------  -------
              Revenues:
                 Gains on sales of origi-
                   nated residential loans   $ 1,494  $ 3,005  $ 1,087  $ 1,506  $ 3,054  $   807
                 Gains on bulk sales of
                   servicing                       0        0        0        0        0    5,609
                 Other fees and income         2,524      483    1,156      255    2,032    1,446
                                             -------  -------  -------  -------  -------  -------
              Total revenues                   4,018    3,488    2,243    1,761    5,086    7,862
              Identifiable expenses            2,932    1,775      801    1,167    2,491    3,325
                                             -------  -------  -------  -------  -------  -------
              Income before adjustments,
                 eliminations and income
                 taxes                         1,086    1,713    1,442      594    2,595    4,537
              Adjustments and elimi-
                 nations                         836    1,775      244    1,167      459    1,879
                                             -------  -------  -------  -------  -------  -------
              Income before income taxes     $ 1,922  $ 3,488  $ 1,686  $ 1,761  $ 3,054  $ 6,416
                                             =======  =======  =======  =======  =======  =======
              Identifiable assets            $ 5,153  $ 3,643  $ 3,643  $ 2,404  $ 3,220  $ 2,261
                                             =======  =======  =======  =======  =======  =======
              Depreciation and amortiza-
                 tion expense                $   177  $   243  $   108  $   186  $   327  $   385
                                             =======  =======  =======  =======  =======  =======
              Capital expenditures for
                 office properties and
                 equipment                   $    15  $    50  $    15  $    57  $    93  $   344
                                             =======  =======  =======  =======  =======  =======

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     20.  MORTGAGE BANKING OPERATIONS, CONTINUED:

          In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers.

          This Statement is effective for financial statements for periods beginning after December 15, 1997. Sterling has not yet determined the effect that the application of SFAS No. 131 will have on its consolidated financial statements.


     21.  INTEREST RATE RISK:

          The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates.

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

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     21.  INTEREST RATE RISK, CONTINUED:

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


     22.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                              Year Ended December 31, 1997
                                              ------------------------------------------
                                              First      Second     Third      Fourth
                                              Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------
                                          (Dollars in thousands, except per share amounts)
              Interest income                 $  29,648  $  30,769  $  34,801  $  35,931
              Interest expense                  (18,596)   (19,732)   (23,244)   (23,940)
              Provision for loan losses            (550)      (550)      (675)      (675)
                                              ---------  ---------  ---------  ---------
              Net interest income after
                 provision for loan losses       10,502     10,487     10,882     11,316
              Net gain on sales of
                 securities                          85        487        582         43
              Other income                        1,969      2,180      2,050      1,908
              Operating expenses                 (8,888)    (9,463)    (9,432)    (9,323)
                                              ---------  ---------  ---------  ---------
              Income before income taxes          3,668      3,691      4,082      3,944
              Income tax provision               (1,394)    (1,403)    (1,551)    (1,401)
                                              ---------  ---------  ---------  ---------
              Net income                          2,274      2,288      2,531      2,543
              Less preferred stock divi-
                 dends declared                    (471)      (469)         0          0
                                              ---------  ---------  ---------  ---------
              Income available to common
                 shares                       $   1,803  $   1,819  $   2,531  $   2,543
                                              =========  =========  =========  =========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     22.  QUARTERLY FINANCIAL DATA (UNAUDITED), CONTINUED:

                                              Year Ended December 31, 1997
                                              ------------------------------------------
                                              First      Second     Third      Fourth
                                              Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------
                                           (Dollars in thousands, except per share amounts)
              Income per common share -
                 basic                        $    0.33  $    0.33  $    0.42  $    0.34
                                              =========  =========  =========  =========
              Weighted average common
                 shares outstanding - basic   5,540,765  5,550,144  6,148,920  7,567,855
                                              =========  =========  =========  =========
              Income per common share -
                 diluted                      $    0.30  $    0.30  $    0.33  $    0.33
                                              =========  =========  =========  =========
              Weighted average common
                 shares outstanding -
                 diluted                      7,696,996  7,707,818  7,712,628  7,730,366
                                              =========  =========  =========  =========

                                                   Quarter Ended        Quarter Ended
                                                   September 30, 1996   December 31, 1996
                                                   ------------------   -----------------
                                                       (Dollars in thousands, except per
                                                                share amounts)
              Interest income                          $  27,856            $  29,758
              Interest expense                           (18,340)             (19,071)
              Provision for loan losses                     (550)                (550)
                                                       ---------            ---------
              Net interest income after
                 provision for loan losses                 8,966               10,137
              Other income                                 1,821                2,827
              Operating expenses (see Note 19)           (15,972)              (8,770)
                                                       ---------            ---------
              Income (loss) before income taxes           (5,185)               4,194
              Income tax (provision) benefit               1,887               (1,999)

              Net income (loss)                           (3,298)               2,195
              Less preferred stock dividends
                 declared                                   (471)                (471)
                                                       ---------            ---------
              Income (loss) available to common
                 shares                                $  (3,769)           $   1,724
                                                       =========            =========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     22.  QUARTERLY FINANCIAL DATA (UNAUDITED), CONTINUED:

                                                   Quarter Ended        Quarter Ended
                                                   September 30, 1996   December 31, 1996
                                                   ------------------   -----------------
                                                       (Dollars in thousands, except per
                                                                share amounts)
              Income (loss) per common share - basic   $   (0.44)           $    0.31
                                                       =========            =========
              Weighted average common shares
                 outstanding - basic                   5,518,724            5,537,509
                                                       =========            =========
              Income (loss) per common share -
                 diluted                               $   (0.68)           $    0.29
                                                       =========            =========
              Weighted average common shares
                 outstanding - diluted                 7,613,869            7,634,600
                                                       =========            =========

                                              Year Ended December 31, 1997
                                              ------------------------------------------
                                              First      Second     Third      Fourth
                                              Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------
                                           (Dollars in thousands, except per share amounts)
              Interest income                 $  28,614  $  28,904  $  27,980  $  27,583
              Interest expense                  (20,314)   (20,172)   (18,783)   (18,342)
              Provision for loan losses            (400)      (400)      (400)      (400)
                                              ---------  ---------  ---------  ---------
              Net interest income after
                 provision for loan losses        7,900      8,332      8,797      8,841
              Net gain on sales of
                 securities                           0        451          0          7
              Other income                        1,823      2,060      2,274      2,055
              Operating expenses                 (7,619)    (7,896)    (8,124)    (8,045)
                                              ---------  ---------  ---------  ---------
              Income before income taxes          2,104      2,947      2,947      2,858
              Income tax provision                 (768)    (1,077)    (1,076)    (1,143)
                                              ---------  ---------  ---------  ---------
              Net income                          1,336      1,870      1,871      1,715
              Less preferred stock
                 dividends declared                (471)      (471)      (471)      (472)
                                              ---------  ---------  ---------  ---------
              Income available to common
                 shares                       $     865  $   1,399  $   1,400  $   1,243
                                              =========  =========  =========  =========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     22.  QUARTERLY FINANCIAL DATA (UNAUDITED), CONTINUED:

                                              Year Ended December 31, 1997
                                              ------------------------------------------
                                              First      Second     Third      Fourth
                                              Quarter    Quarter    Quarter    Quarter
                                              ---------  ---------  ---------  ---------
                                           (Dollars in thousands, except per share amounts)
              Income per common share -
                 basic                        $    0.18  $    0.26  $    0.26  $    0.23
                                              =========  =========  =========  =========
              Weighted average common
                 shares outstanding - basic   5,406,037  5,410,229  5,422,854  5,425,903
                                              =========  =========  =========  =========
              Income per common share  -
                 diluted                      $    0.16  $    0.25  $    0.25  $    0.23
                                              =========  =========  =========  =========
              Weighted average common
                 shares outstanding -
                 diluted                      7,517,520  7,528,978  7,525,160  7,562,023
                                              =========  =========  =========  =========

      23.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     23.  FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED:

            INVESTMENTS AND MORTGAGE-BACKED SECURITIES

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

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     23.  FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED:

            BORROWINGS

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

                                                         December 31,
                                                         ----------------------------------------------  June 30,
                                                         1997                    1996                    1996
                                                         ----------------------  ----------------------  ----------------------
                                                         Carrying    Fair        Carrying    Fair        Carrying    Fair
                                                         Amount      Value       Amount      Value       Amount      Value
                                                         ----------  ----------  ----------  ----------  ----------  ----------
                                                                                 (Dollars in thousands)
                 Financial assets:
                   Cash and cash equivalents             $   52,410  $   52,410  $   35,905  $   35,905  $   28,928  $   28,928
                   Investments and mortgage-backed
                     securities:
                       Available-for-sale                   656,236     656,236     469,790     469,790     460,061     460,061
                       Held-to-maturity                      12,750      12,911      11,871      11,843      11,879      11,650
                   Loans held-for-sale                        5,225       5,225       6,116       6,116       7,456       7,456
                   Loans receivable, net                  1,069,591   1,078,336     934,340     937,392     886,667     887,017
                   Accrued interest receivable               14,058      14,058      10,690      10,690       9,080       9,080
                 Financial liabilities:
                   Non-maturity deposits                    366,271     366,271     317,805     317,805     316,880     316,880
                   Deposits with stated maturities          670,137     674,651     584,473     587,966     581,514     584,268
                   Borrowings                               707,402     715,281     521,663     527,734     472,435     478,535
                   Accrued interest payable                   5,855       5,855       5,095       5,095       3,578       3,578

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     23.  FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED:

          The fair value estimates above do not include the value of residential mortgage loan servicing rights on Sterling's residential loan servicing portfolio which totaled approximately $452.2, $542.2 million and $588.0 million at December 31, 1997 and 1996 and June 30, 1996, respectively. The gross fair value of these rights is estimated to be $5.3 million, $5.4 million and $5.3 million at December 31, 1997 and 1996 and June 30, 1996, respectively.


     24.  RELATED-PARTY TRANSACTIONS:

          One of Sterling's directors is a principal in the law firm that provides legal services to Sterling. During the years ended December 31, 1997 and 1996, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995, Sterling incurred approximately $794,000, $784,000, $389,000, $207,000, $552,000 and $646,000, respectively, for legal services provided by this firm.


     25.  SUBSEQUENT EVENT:

          On February 2, 1998, Sterling signed an agreement to acquire 33 branch offices in Washington, Idaho and Oregon from KeyBank National Association ("KeyBank"). The purchase includes approximately $585 million of deposit balances, the owned branch facilities, branch furniture, fixtures and certain equipment and approximately $133 million of loan balances. To acquire these branches, Sterling will pay approximately $72 million based upon a premium on deposits plus the value of the assets related to these branches. Sterling anticipates using the net proceeds of approximately $380 million from this transaction to reduce borrowings and wholesale liabilities. As a result of this transaction, Sterling's total assets are expected to increase by approximately $150 million.

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     26.  PARENT COMPANY ONLY FINANCIAL INFORMATION:

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

                                              December 31,
                                              ------------------  June 30,
                                              1997      1996      1996
                                              --------  --------  --------
                                              (Dollars in thousands)
            ASSETS

            Cash and cash equivalents         $ 21,301  $ 12,954  $  5,029
            Investments in subsidiaries:
              Sterling Savings                 148,403   107,250    92,818
              INTERVEST-Mortgage Investment
                Company                              0         0     3,448
              Tri-Cities Mortgage Company        1,033       804       731
              Sterling Capital Trust I           1,237         0         0
            Income taxes receivable from
              subsidiaries                         816         0     1,021
            Other assets                         2,980       611       640
            Federal income taxes receivable        583         0         0
                                              --------  --------  --------
                  Total assets                $176,353  $121,619  $103,687
                                              ========  ========  ========

            LIABILITIES AND SHAREHOLDERS'
            EQUITY

            Accrued expenses payable          $     13  $     88  $      0
            Term note payable                   15,000    15,000         0
            8.75% Subordinated Notes due 2000   17,240    17,240    17,240
            Junior Subordinated Debentures of
              Sterling                          41,237         0         0
            Federal income taxes payable             0        71       702
            Shareholders' equity               102,863    89,220    85,745
                                              --------  --------  --------
                Total liabilities and share-
                  holders' equity             $176,353  $121,619  $103,687
                                              ========  ========  ========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     26.  PARENT COMPANY ONLY FINANCIAL INFORMATION, CONTINUED:

                                                          Year Ended              Six Months Ended        Year Ended
                                                          December 31,            December 31,            June 30,
                                                          ---------------------   ---------------------   ---------------------
                                                          1997        1996        1996        1995        1996        1995
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                 STATEMENTS OF OPERATIONS

                 Interest income                          $     967   $       0   $       0   $       0   $       0   $     220
                 Interest expense                            (4,682)     (2,050)     (1,217)       (847)     (1,680)     (1,674)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                     Net interest expense                    (3,715)     (2,050)     (1,217)       (847)     (1,680)     (1,454)

                 Other income - equity in net
                   earnings (loss) of subsidiaries           12,367       4,328        (221)      4,091       8,639      10,671
                 Miscellaneous income, net                        0         279         219          38          99         201
                 Operating expenses                            (776)       (356)       (198)       (166)       (324)       (331)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                 Income (loss) before income taxes            7,876       2,201      (1,417)      3,116       6,734       9,087
                 Deferred income tax benefit                  1,760         282         314          90          58         201
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                 Net income (loss)                        $   9,636   $   2,483   $  (1,103)  $   3,206   $   6,792   $   9,288
                                                          =========   =========   =========   =========   =========   =========
                 STATEMENTS OF CASH FLOWS

                 Cash flows from operating activities:
                   Net income (loss)                      $   9,636   $   2,483   $  (1,103)  $   3,206   $   6,792   $   9,288
                   Adjustments to reconcile net
                      income (loss) to net cash used
                      in operating activities               (16,281)     (3,286)        727      (3,259)     (7,271)    (10,546)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                        Net cash used in operating
                          activities                         (6,645)       (803)       (376)        (53)       (479)     (1,258)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                 Cash flows from investing activities:
                   Investment in subsidiaries, net          (30,076)     (9,800)     (9,494)        (82)       (392)     (3,207)
                   Dividends from subsidiary                  6,078       4,803       2,487       2,317       4,633       6,078
                   Investment in partnership                      0           0           0           0           0       1,403
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                        Net cash provided by (used
                          in) investing activities          (23,998)     (4,997)     (7,007)      2,235       4,241       4,274
                                                          ---------   ---------   ---------   ---------   ---------   ---------

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     26.  PARENT COMPANY ONLY FINANCIAL INFORMATION, CONTINUED:

                                                          Year Ended              Six Months Ended        Year Ended
                                                          December 31,            December 31,            June 30,
                                                          ---------------------   ---------------------   ---------------------
                                                          1997        1996        1996        1995        1996        1995
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                 STATEMENTS OF CASH FLOWS

                 Cash flows from financing activities:
                   Repayment of subordinated debt                 0           0           0           0           0         (10)
                   Proceeds from other borrowings            40,000      15,000      15,000           0           0           0
                   Proceeds from exercise of stock
                     options and warrants, net of
                     repurchases                                 56       1,352       1,250          58         163          20
                   Payments to redeem preferred stock
                     and fractional shares                     (126)          0           0           0           0           0
                   Cash dividends on preferred stock           (940)     (1,885)       (942)       (942)     (1,885)     (1,885)
                   Other, net                                     0          (2)          0           0           0           0
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                       Net cash provided by (used in)
                         financing activities                38,990      14,465      15,308        (884)     (1,722)     (1,875)
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                 Net increase in cash and cash
                   equivalents                                8,347       8,666       7,925       1,298       2,040       1,141
                 Cash and cash equivalents, beginning
                   of period                                 12,954       4,287       5,029       2,989       2.989       1,848
                                                          ---------   ---------   ---------   ---------   ---------   ---------
                 Cash and cash equivalents, end of
                   period                                 $  21,301   $  12,954   $  12,954   $   4,287   $   5,029   $   2,989
                                                          =========   =========   =========   =========   =========   =========

     (Information for the year ended December 31, 1996 and the six months ended December 31, 1995 is unaudited)

     26.  PARENT COMPANY ONLY FINANCIAL INFORMATION, CONTINUED:

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

          During the year ended December 31, 1997, Sterling purchased $30.0 million of Sterling Savings common and preferred stock.

          Current income taxes are allocated to Sterling and its subsidiaries as if they were separate taxpayers.

          The payment of dividends to Sterling Financial Corporation by its subsidiary savings association is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 1997, the subsidiary savings association could have declared approximately $47.9 million of aggregate dividends, in addition to amounts previously paid. Sterling Financial Corporation's non-regulated subsidiaries are not subject to the dividend payment limitations applicable to savings associations.