Form 10-Q
period 1998-03-31
STERLING FINANCIAL CORP /WA/
filed 1998-05-14
CIK 891106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998
          --------------

          OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                       TO             .
          ------------    ------------


          Commission file number  0-20800
                                  -------


                         STERLING FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Washington                               91-1572822
          -------------------------------               -------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


                             111 North Wall Street
                           Spokane, Washington 99201
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (509) 458-2711
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes  X   No
                ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                Class                    Outstanding as of April 30, 1998
     ------------------------------    ------------------------------------
     Common Stock ($1.00 par value)                 7,601,112

     STERLING FINANCIAL CORPORATION
     FORM 10-Q
     For the Quarter Ended March 31, 1998


     TABLE OF CONTENTS

     PART I  - Financial Information

               Item 1 - Financial Statements

                        Consolidated Balance Sheets
                        Consolidated Statements of Income
                        Consolidated Statements of Cash Flows
                        Consolidated Statements of Comprehensive Income Notes to Consolidated Financial Statements

               Item 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

               Item 3 - Quantitative and Qualitative Disclosures
                        About Market Risk

     PART II - Other Information

               Item 1 - Legal Proceedings

               Item 2 - Changes in Securities

               Item 3 - Defaults upon Senior Securities

               Item 4 - Submission of Matters to a Vote of Security Holders

               Item 5 - Other Information

               Item 6 - Exhibits and Reports on Form 8-K

     Signature

     PART I - Financial Information
     Item 1 - Financial Statements
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets
     (Unaudited)

                                                   March 31,   December 31,
                                                   1998        1997
                                                   ----------  ------------
                                                    (Dollars in thousands)
     ASSETS

     Cash and cash equivalents:
       Interest bearing                            $      199   $   15,858
       Non-interest bearing and vault                  33,342       33,564
       Restricted                                       4,680        2,988
     Loans receivable (net of allowance for
       losses of $9,365 and $8,959)                 1,100,161    1,069,591
     Loans held-for-sale                               13,757        5,225
     Investments and mortgage-backed securities
       ("MBS"):
         Available-for-sale                           644,589      656,236
         Held-to-maturity                              13,421       12,750
     Accrued interest receivable (including
       $1,991 and $3,555 on investments)               12,609       14,058
     Office properties and equipment, net              37,384       37,956
     Real estate owned, net                             9,409        8,817
     Core deposit premium, net                          6,388        6,771
     Other intangibles, net                               864        1,018
     Purchased mortgage servicing rights, net             860        1,170
     Prepaid expenses and other assets                 10,551       10,248
                                                   ----------   ----------
           Total assets                            $1,888,214   $1,876,250
                                                   ==========   ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits                                      $1,026,101   $1,036,408
     Advances from the Federal Home Loan Bank
       of Seattle ("FHLB Seattle")                    430,204      455,085
     Securities sold subject to repurchase
       agreements                                     239,883      180,077
     Other borrowings (note 4)                         57,240       72,240
     Cashiers checks issued and payable                 8,192       11,260
     Borrowers' reserves for taxes and insurance        2,432        1,264
     Accrued interest payable                           5,058        5,855
     Accrued expenses and other liabilities            13,278       11,198
                                                   ----------   ----------
           Total liabilities                        1,782,388    1,773,387
                                                   ----------   ----------

     PART I - Financial Information
     Item 1 - Financial Statements
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets, Continued
     (Unaudited)

                                                   March 31,   December 31,
                                                   1998        1997
                                                   ----------  ------------
                                                    (Dollars in thousands)
     Preferred stock, $1 par value; 10,000,000
       shares authorized; 0 shares issued and
       outstanding
     Common stock, $1 par value; 20,000,000
       shares authorized; 7,596,062 and
       7,569,791 shares issued and outstanding          7,596        7,570
     Additional paid-in capital                        69,667       69,412
     Accumulated comprehensive loss:
       Unrealized loss on investments and MBS
       available-for-sale, net of deferred
       income tax benefits of $538 and $540            (1,000)      (1,003)
     Retained earnings                                 29,563       26,884
                                                   ----------   ----------
           Total shareholders' equity                 105,826      102,863
                                                   ----------   ----------
           Total liabilities and shareholders'
             equity                                $1,888,214   $1,876,250
                                                   ==========   ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income
     (Unaudited)

                                                   Three Months Ended
                                                   March 31,
                                                   -----------------------
                                                   1998         1997
                                                   ----------   ----------
                                                   (Dollars in thousands,
                                                   except per share data)
     Interest income:
       Loans                                       $   24,591   $   21,724
       MBS                                              7,025        5,986
       Investments and cash equivalents                 3,154        1,938
                                                   ----------   ----------
         Total interest income                         34,770       29,648
                                                   ----------   ----------
     Interest expense:
       Deposits                                        11,926       10,501
       Short-term borrowings                            8,292        4,527
       Long-term borrowings                             2,682        3,568
                                                   ----------   ----------
         Total interest expense                        22,900       18,596
                                                   ----------   ----------
     Net interest income                               11,870       11,052
     Provision for loan losses                           (800)        (550)
                                                   ----------   ----------
     Net interest income after provision
       for loan losses                                 11,070       10,502
                                                   ----------   ----------
     Other income:
       Fees and service charges                         1,379        1,209
       Mortgage banking operations                        668          506
       Loan servicing fees                                246          336
       Net gain on sales of securities                    711           85
       Net loss on sale and operation of real
         estate owned                                     (82)         (82)
                                                   ----------   ----------
         Total other income                             2,922        2,054
                                                   ----------   ----------
     Operating expenses                                 9,840        8,888
                                                   ----------   ----------
     Income before income taxes                         4,152        3,668
     Income tax provision                               1,473        1,394
                                                   ----------   ----------
     Net income                                         2,679        2,274
     Less preferred stock dividends                         0         (471)
                                                   ----------   ----------
     Net income available to common shares         $    2,679   $    1,803
                                                   ==========   ==========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income, Continued
     (Unaudited)

                                                   Three Months Ended
                                                   March 31,
                                                   -----------------------
                                                   1998         1997
                                                   ----------   ----------
                                                   (Dollars in thousands,
                                                   except per share data)

     Income per common share - basic               $     0.35   $     0.33
                                                   ==========   ==========
     Weighted average common shares
       outstanding - basic                          7,576,865    5,540,765
                                                   ==========   ==========

     Income per common share - diluted             $     0.35   $     0.30
                                                   ==========   ==========
     Weighted average common shares
       outstanding - diluted                        7,743,850    7,696,996
                                                   ==========   ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows
     (Unaudited)

                                                   Three Months Ended
                                                   March 31,
                                                   -----------------------
                                                   1998         1997
                                                   ----------   ----------
                                                   (Dollars in thousands)
     Cash flows from operating activities:
       Net income                                  $    2,679   $    2,274
       Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
           Provisions for loan and real estate
             owned losses                                 806          584
           Stock dividends on FHLB Seattle stock         (535)        (463)
           Net gain on sales of loans, securities
             and mortgage servicing rights             (1,300)        (210)
           Net gain on sales of real estate owned         (23)         (19)
           Depreciation and amortization                1,868        1,876
           Change in:
             Accrued interest receivable                1,449          603
             Prepaid expenses and other assets           (360)      (2,623)
             Cashiers checks issued and payable        (3,068)         939
             Accrued interest payable                    (797)         (80)
             Accrued expenses and other
               liabilities                              2,080        1,803
           Proceeds from sales of loans                26,693       25,467
           Loans originated for sale                  (34,844)     (26,746)
                                                   ----------   ----------
                 Net cash provided by (used in)
                   operating activities                (5,352)       3,405
                                                   ----------   ----------
     Cash flows from investing activities:
       Change in restricted cash                       (1,692)      (1,348)
       Loans disbursed                               (236,747)    (173,638)
       Loan principal received                        204,240      140,185
       Purchase of investments                        (64,432)     (25,019)
       Proceeds from maturities of investments         64,689       10,000
       Purchase of MBS                               (189,717)           0
       Principal payments on MBS                       27,254       13,334
       Proceeds from sales of MBS                     174,107        5,295
       Purchase of office properties and equipment       (170)        (184)
       Improvements and other changes to real
         estate owned                                     263         (157)
       Proceeds from sales of real estate owned           300          400
       Proceeds from sales of mortgage servicing
         rights                                           449            0
                                                   ----------   ----------
                 Net cash used in investing
                   activities                         (21,456)     (31,132)
                                                   ----------   ----------

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows (continued)
     (Unaudited)

                                                   Three Months Ended
                                                   March 31,
                                                   -----------------------
                                                   1998         1997
                                                   ----------   ----------
                                                   (Dollars in thousands)
     Cash flows from financing activities:
       Net change in checking, passbook and
         money market deposits                         15,402       17,625
       Proceeds from issuance of certificates
         of deposit                                   313,992       76,834
       Payments for maturing certificates of
         deposit                                     (351,700)     (71,644)
       Interest credited to deposits                   11,999       10,497
       Advances from FHLB Seattle                      30,000       30,000
       Repayment of FHLB Seattle advances             (55,021)     (10,020)
       Net change in securities sold subject to
         repurchase agreements and funds
         purchased                                     59,806      (33,913)
       Repayment of other borrowings                  (15,000)           0
       Proceeds from exercise of stock options,
         net of repurchases                               281           16
       Cash dividends on preferred stock                    0         (471)
       Other                                            1,168        1,086
                                                   ----------   ----------
               Net cash provided by financing
                 activities                            10,927       20,010
                                                   ----------   ----------
     Net change in cash and cash equivalents          (15,881)      (7,717)

     Cash and cash equivalents, beginning of
       period                                          49,422       32,675
                                                   ----------   ----------
     Cash and cash equivalents, end of period      $   33,541   $   24,958
                                                   ==========   ==========
     Supplemental disclosures:
       Cash paid during the period for:
         Interest                                  $   23,697   $   18,676
         Income taxes                              $    1,164   $       15
       Non-cash financing and investing
         activities:
           Loans converted into real estate
             owned                                 $    1,137   $      295


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Comprehensive Income
     (Unaudited)

                                                   Three Months Ended
                                                   March 31,
                                                   -----------------------
                                                   1998         1997
                                                   ----------   ----------
                                                   (Dollars in thousands)

     Net income                                    $    2,679   $    2,274
     Other comprehensive income (loss), before
       income taxes:
         Change in unrealized losses on invest-
           ment and MBS available-for-sale                  5       (6,303)
                                                   ----------   ----------
         Other comprehensive income (loss),
           before income taxes                              5       (6,303)
         Less deferred income tax (benefit)
           provision                                        2       (2,099)
                                                   ----------   ----------
         Net other comprehensive income (loss)              3       (4,204)
                                                   ----------   ----------
         Comprehensive income (loss)               $    2,682   $   (1,930)
                                                   ==========   ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  GENERAL:

         Notes to the December 31, 1997 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 1997 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three months ended March 31, 1998 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1997 consolidated balance sheet was derived from the audited balance sheet as of that date.

     2.  INTERIM FINANCIAL STATEMENTS:

         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

     3.  RECLASSIFICATIONS:

         Certain March 31, 1997 balances have been reclassified to conform with the March 31, 1998 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

     4.  OTHER BORROWINGS:

         The following table details Sterling's other borrowings.

                                                  March 31,   December 31,
                                                  1998        1997
                                                  ---------   ------------
                                                   (Dollars in thousands)

           Term note                               $     0      $15,000
           8.75% Subordinated Notes Due 2000        17,240       17,240
           Sterling-obligated mandatorily
             redeemable preferred securities
             of subsidiary trust holding solely
             junior subordinated deferrable
             interest debentures of Sterling (1)    40,000       40,000
                                                   -------      -------
                                                   $57,240      $72,240
                                                   =======      =======

     STERLING FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     4.  OTHER BORROWINGS:

         (1) Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027, or are redeemable at the option of Sterling on June 30, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

         In April 1998, Sterling obtained a commitment from a commercial bank for a $40 million line of credit. Interest accrues at the London InterBank Offering Rate index plus 2.0% and is payable quarterly. This loan is for twelve months and may be renewed for an additional six months.

     STERLING FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     5.  INCOME PER SHARE:

         The following table presents the basic and diluted income per share computations.

                                            Three Months Ended March 31,
                                            ---------------------------------------------------------------------------
                                            1998                                   1997
                                            ------------------------------------   ------------------------------------
                                                         Weighted      Per Share                Weighted      Per Share
                                            Net Income   Avg. Shares   Amount      Net Income   Avg. Shares   Amount
                                            ----------   -----------   ---------   ----------   -----------   ---------
             Net income                     $2,679,000                             $2,274,000
             Less preferred stock
                dividends                            0                               (471,000)
                                            ----------                             ----------
             Income per common share -
                basic                        2,679,000     7,576,865   $    0.35    1,803,000     5,540,765   $    0.33
             Effect of dilutive
                securities:
                  Convertible Preferred
                    Stock                            0             0                  471,000     2,029,664
                  Common stock options               0       166,985                        0       126,567
                                            ----------   -----------               ----------   -----------
             Income per common share -
                diluted                     $2,679,000     7,743,850   $    0.35   $2,274,000     7,696,996   $    0.30
                                            ==========   ===========               ==========   ===========

     STERLING FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     6.  OPERATING EXPENSES:

         The following table details Sterling's components of total operating expenses.

                                                         Three Months Ended
                                                         March 31,
                                                         ------------------
                                                         1998      1997
                                                         -------   --------
                                                            (Dollars in
                                                             thousands)

           Employee compensation and benefits            $ 4,560   $ 3,902
           Occupancy and equipment                         1,556     1,446
           Depreciation                                      742       784
           Amortization of unidentified intangibles          154       199
           Amortization of core deposit premium              383       383
           Advertising                                       271       237
           Data processing                                   721       638
           Insurance                                         235       313
           Legal and accounting                              376       380
           Travel and entertainment                          293       244
           Other                                             549       362
                                                         -------   -------
             Total operating expenses                    $ 9,840   $ 8,888
                                                         =======   =======

     7.  OTHER ACCOUNTING POLICIES:

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments for an Enterprise and Related Information. Sterling adopted this Statement effective January 1, 1998 with no material effect on its consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. Comprehensive income under current accounting standards includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This Statement was adopted on January 1, 1998. See "Consolidated Statements of Comprehensive Income."

     STERLING FINANCIAL CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     8.  SUBSEQUENT EVENTS:

           Acquisition
           -----------
           On April 23, 1998, Sterling entered into a definitive merger agreement ("Agreement") with Big Sky Bancorp, Inc. ("Big Sky"), pursuant to which Big Sky will be merged into Sterling and Big Sky's wholly owned subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"), will be merged into Sterling's wholly owned subsidiary Sterling Savings Association ("Sterling Savings"). At December 31, 1997, First Federal had three branch offices in western Montana with deposits of approximately $48 million and approximately $63 million in total assets.

           The Agreement provides that each share of Big Sky's common stock will be exchanged for 1.384 shares of Sterling's common stock, or up to 497,545 shares of Sterling common stock, depending on the exercise of Big Sky options. The merger is intended to constitute a tax-free reorganization and to be accounted for as a pooling of interests.

           The merger is subject to regulatory approvals, approval of Big Sky's shareholders and other conditions of closing and is scheduled to be completed in the fall of 1998. Management anticipates securing regulatory approvals, Big Sky shareholders' approval and meeting other conditions of closing, although there can be no assurance in this regard.

           Name Change
           -----------
           Sterling's wholly owned subsidiary Sterling Savings has taken steps to change its name to Sterling Savings Bank. This name change is expected to become effective in June 1998.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     STERLING FINANCIAL CORPORATION

     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
     ------------------------------------------------------------
     ANY TREND OR FORWARD-LOOKING INFORMATION DISCUSSED IN THIS REPORT IS SUBJECT TO NUMEROUS POSSIBLE RISKS AND UNCERTAINTIES. THESE INCLUDE BUT ARE NOT LIMITED TO: THE POSSIBILITY OF ADVERSE ECONOMIC DEVELOPMENTS WHICH MAY, AMONG OTHER THINGS, INCREASE DEFAULT AND DELINQUENCY RISKS IN STERLING'S LOAN PORTFOLIOS; SHIFTS IN INTEREST RATES WHICH MAY RESULT IN LOWER INTEREST RATE MARGINS; CHANGES IN THE QUALITY OR COMPOSITION OF STERLING'S LOAN AND INVESTMENT PORTFOLIOS; SHIFTS IN THE DEMAND FOR STERLING'S LOAN AND OTHER PRODUCTS; LOWER THAN EXPECTED REVENUE OR COST-SAVINGS IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES; CHANGES IN THE MONETARY AND FISCAL POLICIES OF THE FEDERAL GOVERNMENT; CHANGES IN LAWS REGULATIONS AND THE COMPETITIVE ENVIRONMENT. STERLING'S FUTURE RESULTS MAY DIFFER MATERIALLY FROM HISTORICAL RESULTS AS WELL AS FROM ANY TREND OR FORWARD-LOOKING INFORMATION INCLUDED IN THIS REPORT.

     Results of Operations
     ---------------------
     OVERVIEW. Sterling Financial Corporation ("Sterling") reported net income of $2.7 million, or $0.35 per diluted share, for the three months ended March 31, 1998. This compares with net income of $2.3 million, or $0.30 per diluted share, for the prior year's comparable period. The increase in net income was due primarily to an increase in net interest income and gains on sales of securities.

     The annualized return on average assets was 0.59% and 0.60% for the three months ended March 31, 1998 and 1997, respectively. The decrease was due primarily to a larger increase in average assets relative to earnings from the prior year's comparable period. The annualized return on average equity was 10.4% and 11.1% for the three months ended March 31, 1998 and 1997, respectively. The decrease was due primarily to a 58.5% increase in average common equity, reflecting the conversion of preferred stock to common stock in September 1997.

     To further enhance its presence in the Pacific Northwest market, Sterling has been working to expand its community bank delivery system, focusing primarily on deposit gathering and lending. On February 2, 1998, Sterling signed an agreement to acquire 33 branch offices in Washington, Idaho and Oregon from KeyBank National Association ("KeyBank"). Based upon information provided as of April 29, 1998, the purchase will include approximately $536 million of deposit balances, the owned branch facilities, branch furniture, fixtures and certain equipment and approximately $125 million of loan balances. To acquire these branches, Sterling will pay approximately $56 million based upon a premium on deposits plus the value of the assets related to these branches. Sterling anticipates using the net proceeds of approximately $340 million from this transaction to reduce its borrowings and wholesale liabilities. As a result of this transaction, Sterling's total assets are expected to increase.

     The acquisition is subject to regulatory approvals and other conditions of closing and is scheduled to close in June 1998. Management anticipates securing regulatory approvals, meeting other conditions of closing, and obtaining appropriate financing, although there can be no assurance in this regard.

     RECENT DEVELOPMENTS. On April 23, 1998, Sterling entered into a definitive merger agreement ("Agreement") with Big Sky Bancorp, Inc. ("Big Sky"), pursuant to which Big Sky will be merged into Sterling and Big Sky's wholly owned subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"), will be merged into Sterling's wholly owned subsidiary Sterling Savings Association ("Sterling Savings"). At December 31, 1997, First Federal had three branch offices in western Montana with deposits of approximately
     $48 million and approximately $63 million in total assets.

     The Agreement provides that each share of Big Sky's common stock will be exchanged for 1.384 shares of Sterling's common stock, or up to 497,545 shares of Sterling common stock, depending on the exercise of Big Sky options. The merger is intended to constitute a tax-free reorganization and to be accounted for as a pooling of interests.

     The merger is subject to regulatory approvals, approval of Big Sky's shareholders and other conditions of closing and is scheduled to be completed in the fall of 1998. Management anticipates securing regulatory approvals, Big Sky shareholders' approval and meeting other conditions of closing, although there can be no assurance in this regard.

     Sterling's wholly owned subsidiary Sterling Savings has taken steps to change its name to Sterling Savings Bank. This name change is expected to become effective in June 1998.

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, mortgage-backed securities ("MBS") and investment portfolios, and interest expense, primarily on deposits and borrowings ("NII"). During the three months ended March 31, 1998 and 1997, NII was $11.9 million and $11.1 million, respectively, an increase of 7.4%. Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to

     NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in NII during the quarter ended
     March 31, 1998 was due primarily to an increase in the volume of average interest-earning assets offset somewhat by a reduction in the net interest margin.

     During the three months ended March 31, 1998 and 1997, the volume of average interest-earning assets was $1.74 billion and $1.47 billion, respectively. Net interest spread during these periods was 2.56% and 2.81%, respectively. The net interest margin for the three months ended March 31, 1998 and 1997 was 2.77% and 3.05%, respectively. The decreases in net interest spread and net interest margin were due primarily to an increase in the volume of lower yielding MBS and other investments funded by the Federal Home Loan Bank of Seattle ("FHLB Seattle") advances and other borrowings.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for loan losses of $800,000 and $550,000 for the three months ended March 31, 1998 and 1997, respectively. Sterling increased its provision for loan losses reflecting the potentially higher levels of loss from its expanded construction, business banking and consumer lending activities. Management anticipates that its provisions for loan losses will increase in the future as Sterling continues to expand its portfolio of higher yielding, higher risk loans. At March 31, 1998, Sterling's loan delinquency rate as a percentage of total loans was 0.57%, compared with 0.71% at December 31, 1997 and 0.45% at March 31, 1997. Total nonperforming loans were $4.2 million at March 31, 1998, compared with $2.7 million at March 31, 1997.

     As a percentage of total loans, nonperforming loans were 0.35% at March 31, 1998, compared with 0.25% at March 31, 1997. Management believes the loan loss provisions for the three months ended
     March 31, 1998 and 1997, represented appropriate additions based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                         Three Months Ended
                                                         March 31,
                                                         ------------------
                                                         1998      1997
                                                         -------   --------
                                                            (Dollars in
                                                             thousands)

       Fees and service charges                          $ 1,379   $ 1,209
       Mortgage banking operations                           668       506
       Loan servicing fees                                   246       336
       Net gain on sales of securities                       711        85
       Net loss on sales and operations of real
         estate owned                                        (82)      (82)
                                                         -------   -------
                                                         $ 2,922   $ 2,054
                                                         =======   =======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees, commissions on sales of mutual funds and annuity products. The increase for the three months ended March 31, 1998, compared with the three months ended March 31, 1997 was due primarily to an increase in service charges on deposit accounts, fees on deposit accounts and fees for certain customer services. The increase in service charges on deposit accounts and fees for certain customer services was due primarily to increases in the fee structure for most services.

     The increase in income from mortgage banking operations for the three months ended March 31, 1998, compared with the three months ended March 31, 1997 was due primarily to the bulk sale of $57.5 million of loan servicing rights during the quarter ended March 31, 1998, which resulted in a gain of approximately $207,000.

     The following table summarizes loan originations and sales of loans for the periods indicated.

                                                         Three Months Ended
                                                         March 31,
                                                         ------------------
                                                         1998      1997
                                                         -------   --------
                                                            (Dollars in
                                                              millions)
       Originations of one- to four-family permanent
         mortgage loans                                  $  46.4   $  26.2
       Sales of residential loans                           26.3      25.3
       Principal balances of mortgage loans serviced
         for others                                        360.9     522.2

     Loan servicing fees decreased for the three months ended
     March 31, 1998, compared with the prior year's comparable period, reflecting the $161.3 million decrease in the balance of mortgage loans serviced for others since March 1997. Sterling's average loan servicing portfolios for the three months ended March 31, 1998 and 1997, were approximately $374.4 million and $532.2 million, respectively.

     During the three months ended March 31, 1998, Sterling sold approximately $173.4 million of MBS, resulting in net gains of $711,000. Sterling sold approximately $5.2 million of MBS in the prior year's comparable period, resulting in net gains of $85,000.


     OPERATING EXPENSES. Operating expenses were $9.8 million and $8.9 million for the three months ended March 31, 1998 and 1997, respectively. The increase during the three months ended
     March 31, 1998 was due primarily to employee compensation and benefits and other expenses. Employee compensation and benefits were $4.6 million and $3.9 million for the first quarters ended
     March 31, 1998 and 1997, respectively. The increase was due primarily to a lower rate of deferral for loan origination costs. Sterling also increased its lending staff for its commercial real estate, business banking and consumer lending areas. The increase in other expenses was due primarily to expenses related to transaction deposit accounts. As a result of converting the KeyBank branches, Sterling anticipates conversion related expenses to be incurred in the quarter ending June 30, 1998, and for operating expenses to increase in future periods. See "- Overview."

     INCOME TAX PROVISION. Federal and state income tax provisions were $1.5 million and $1.4 million for the three months ended
     March 31, 1998 and 1997, respectively. The effective tax rates were 35.5% and 38.0% for the three months ended March 31, 1998 and 1997, respectively, which approximated the applicable statutory rates. The decrease reflected in the three months ended March 31, 1998, was due to lower state income tax provisions.

     Financial Position
     ------------------
     ASSETS. At March 31, 1998, Sterling's assets were $1.89 billion, up 10.1% from $1.88 billion at December 31, 1997. The increase was due primarily to a high volume of loan originations during the quarter.

     INVESTMENTS AND MBS. Sterling's investment and MBS portfolio at March 31, 1998 was $658.0 million, down $11.0 million from the December 31, 1997 balance of $669.0 million. The decrease was due primarily to net sales of MBS during the period.

     LOANS RECEIVABLE.  At March 31, 1998, net loans receivable were
     $1.10 billion, up $30.5 million from $1.07 billion at December 31, 1997. During the three months ended March 31, 1998, total loan originations were $206.2 million, compared with $171.3 million for the prior year's comparable quarter. Most of the increase was in Sterling's business banking, consumer and construction lending portfolios.

     The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include undisbursed loan proceeds, unearned discounts, deferred loan origination costs and fees, or allowances for loan losses.

                                     March 31, 1998      December 31, 1997
                                     ------------------  ------------------
                                     Amount      %       Amount      %
                                     ----------  ------  ----------  ------
                                     (Dollars in thousands)

       Residential                   $  273,399   22.5%  $  283,025   24.2%
       Multifamily                       71,846    5.9       64,862    5.6
       Commercial real estate           124,965   10.3      119,250   10.1
       Construction                     316,842   26.0      302,279   25.9
       Consumer                         168,268   13.9      157,277   13.5
       Business banking                 259,580   21.4      241,808   20.7
                                     ----------  -----   ----------  -----
       Total loans receivable        $1,214,900  100.0%  $1,168,501  100.0%
                                     ==========  =====   ==========  =====

     DEPOSITS. Total deposits decreased $10.3 million to $1.03 billion at March 31, 1998 from $1.04 billion at December 31, 1997. During this period, transaction accounts, which have lower interest costs than other sources of funds, increased $18.3 million. This partially offset a $28.6 million decrease in higher-cost time deposits during the quarter. At March 31, 1998, time deposit, savings and money market and checking accounts represented 62.5%, 24.7% and 12.8%, respectively, of deposits which compares with 64.7%, 23.8% and 11.5%, respectively, at December 31, 1997. As a result of the KeyBank acquisition, management expects the mix of deposits to shift from time deposits to money market and checking deposits. See "- Overview."

     BORROWINGS. Sterling's primary sources of borrowing are FHLB Seattle advances, securities sold under agreements to repurchase and other borrowings. At March 31, 1998, total borrowings were $727.3 million, compared with $707.4 million at December 31, 1997, an increase of $19.9 million. See "Liquidity and Sources of Funds."

     Asset and Liability Management
     ------------------------------
     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV") or estimated fair value, are subject to fluctuations in interest rates. For example, Sterling's adjustable rate mortgages ("ARMs") are indexed to the weekly average yield on one-year U.S. Treasury securities. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings a changing interest rate environment may have a dramatic effect on Sterling's results of operations.
     Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

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

     During the quarter ended March 31, 1998, Sterling sold certain MBS and reinvested a substantial portion of the proceeds into MBS with lower stated interest rates in an effort to mitigate prepayment risk. These activities coupled with a shortening of maturities on a substantial portion of borrowings in anticipation of the KeyBank acquisition, resulted in an increase in IRR at March 31, 1998. Management believes that the KeyBank acquisition, when completed, will reduce Sterling's IRR, although there can be no assurance of this happening.

     Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV through the origination and retention of variable rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

     The following table presents Sterling's estimates of changes in NPV as of March 31, 1998. The results indicate the impact of instantaneous, parallel shifts in the market yield curve. These calculations are relative measurements of IRR and do not reflect any expected rate movement.

            Change in Interest                   Ratio of NPV to
            Rates in Basis Points                the Present Value
            (Rate Shock)             NPV         of Total Assets      Change in Ratio
            ---------------------    --------    -----------------    ---------------
            (Dollars in thousands)
                   +400              $ 21,434          1.22               (4.96)
                   +200                73,483          4.01               (2.17)
                   +100                95,504          5.11               (1.07)
                   Static             117,535          6.18                N/A
                   -100               113,914          5.95               (0.23)
                   -200               100,713          5.25               (0.93)
                   -400                90,807          4.67               (1.51)

     At March 31, 1998, Sterling calculated that its NPV was $117.5 million and that its NPV would decrease by 37.5% and 81.8% if interest rate levels generally were to increase by 2% and 4%, respectively. This compares with an NPV of $106.2 million at March 31, 1997, which would decline by 24.8% and 52.5% if interest rates were to increase by 2% and 4%, respectively. These calculations, which are highly subjective and technical, may differ materially from regulatory calculations.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one- and three-year cumulative gap positions to be a negative 14.6% and 12.0% at March 31, 1998. This compares with Sterling's one- and three-year gap positions of negative 5.9% and negative 7.1% at March 31, 1997. The widening in the negative one- and three-year gap positions was due primarily to an increase in MBS and other securities funded with short-term borrowings. Management attempts to maintain Sterling's gap position between negative 5% and negative 20%. At March 31, 1998, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

     Liquidity and Sources of Funds
     ------------------------------
     Sterling's primary sources of funds are derived from financing and operating activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits decreased to $1.03 billion at March 31, 1998, from $1.04 billion at December 31, 1997. Advances from the FHLB Seattle decreased to $430.2 million at March 31, 1998 from $455.1 million at December 31, 1997. At March 31, 1998 and
     December 31, 1997, securities sold subject to repurchase agreements were $239.9 million and $180.1 million, respectively. These borrowings are collateralized by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings. The maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings. During 1997, Sterling instituted a program of entering into repurchase agreements with selected retail customers. These borrowings are generally overnight borrowings.

     Management continues to rely upon FHLB Seattle advances and reverse repurchase agreements to help fund its operations. With the planned acquisition of KeyBank branches, Sterling anticipates substantially reducing its FHLB Seattle advances and reverse repurchase agreements. Sterling has obtained a commitment from KeyBank for a $40 million line of credit. The line of credit is collateralized by all of the stock of Sterling Savings.

     In connection with its Year 2000 compliance plan, Sterling is focusing on identifying potential risks in its customer deposit base and other short-term sources of funds. See "Year 2000 Issues."

     During the three months ended March 31, 1998, cash provided by investing activities consisted primarily of principal and interest payments on loans and MBS and sales of MBS. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the three months ended March 31, 1998, net cash was used in investing activities primarily to repurchase investments and MBS and to fund loans.

     Sterling Savings' credit line with the FHLB Seattle provides for borrowings up to 35% of its total assets. At March 31, 1998, this credit line represented a total borrowing capacity of approximately $663.0 million, of which $232.8 million was available. Sterling Savings also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At March 31, 1998, Sterling Savings had $239.9 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $156.1 million. Sterling Savings also had a secured line of credit agreement from a commercial bank of approximately
     $10.0 million as of March 31, 1998, but had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling had cash and other resources of approximately $6.4 million and a line of credit from a commercial bank of approximately $5.0 million at March 31, 1998, but had no funds drawn on this line of credit. At March 31, 1998, Sterling had an investment of $66.1 million in the Preferred Stock of Sterling Savings. Sterling received cash dividends on Sterling Savings Preferred Stock of $1.8 million during the three months ended
     March 31, 1998. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its 8.75% Subordinated Notes Due 2000 (the "Subordinated Notes") and other borrowings. Sterling Savings' ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the Office of Thrift Supervision ("OTS").

     OTS regulations require savings institutions such as Sterling Savings to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At
     March 31, 1998 and December 31, 1997, Sterling Savings' liquidity ratios were 12.0% and 13.0%, respectively. The lower level of liquidity at March 31, 1998 was due primarily to funding loan growth with short-term borrowings. Sterling Savings' strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings' subsidiaries, potential borrowings against MBS or investment securities and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     Capital Resources
     -----------------
     Sterling's total shareholders' equity was $105.8 million at March 31, 1998 compared with $102.9 million at December 31, 1997. At March 31, 1998 and December 31, 1997, shareholders' equity was 5.6% and 5.5% of total assets, respectively. The increase in total shareholders' equity was due primarily to an increase in retained earnings.

     At March 31, 1998 and December 31, 1997, Sterling had an unrealized loss of $1.0 million, net of related income taxes, on investments and MBS classified as available-for-sale. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods.

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

     Sterling has issued and outstanding $17.2 million of Subordinated Notes due on January 31, 2000. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. The indenture governing the Subordinated Notes limits the ability of Sterling under certain circumstances to incur additional indebtedness, to pay cash dividends or to make other capital distributions.

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

     Sterling Savings is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings anticipates that it will continue to enhance its capital resources and regulatory capital ratios through sales of stock to Sterling, the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 1998, Sterling Savings exceeded all applicable regulatory capital requirements. Sterling intends to contribute $45 million to Sterling Savings in order to enhance the regulatory capital ratios and to substantially offset the intangible asset paid in connection with the KeyBank branch acquisition. See "Liquidity and Sources of Funds."

     Sterling continues to proactively manage its claim against the U.S. government for breach of contract on three supervisory goodwill acquisition contracts. In July 1996, the U.S. Supreme Court ruled in three similar cases that the U.S. government was liable for having breached its acquisition contracts with certain savings associations. Sterling is encouraged by the Supreme Court's decision, although it is uncertain when a trial to determine Sterling's damages will be held or when a judgment, if any, will be received.

     Year 2000 Issues
     ----------------
     Throughout the information technology industry, the use of two-digit year fields was common practice in the design of hardware, system software, proprietary applications and system interfaces. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The potential failure on January 1, 2000 of computer systems that use two-digit calendar notations has developed into a major concern for financial institutions. Sterling has created a Year 2000 compliance plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. A preliminary estimate of the total cost to complete the Year 2000 compliance plan is approximately $825,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

     At March 31, 1998, Sterling had completed the awareness training and issue assessment phases of its Year 2000 compliance plan and was well into the testing phase. The awareness phase included gaining understanding and support, committing resources to the plan, establishing a project team consisting of senior managers and department heads, and developing a strategy to address all internal and external systems.

     The assessment phase involved attempting to identify and determine all critical business processes and determining the impact of the Year 2000 issues on all computer systems throughout the organization. Vendors were contacted and asked to submit certification letters stating that they are in compliance with Year 2000 conversion issues. To ensure compliance, third-party reviews of vendors that provide critical services to Sterling may be required.

     Sterling estimates that testing programming changes (including converting, replacing or eliminating all software and databases as necessary) will be largely completed by December 31, 1998.
     Contingency plans are being developed in the event modifications cannot be completed in time.

     Financial institutions must also consider the possibility of some level of reduction in deposits during the month of December 1999. Sterling has developed a contingency plan for potential additional liquidity needs during this period.

     Sterling will assess its deposit base over the next twelve months to identify potential problems due to concentrations. If such concentrations are identified, Sterling will assess whether those concentrations are at risk due to Year 2000 problems. Management estimates that this deposit assessment will be largely completed by September 30, 1998. Sterling has determined that several borrowing sources are and will be available so that adequate funding in December 1999 will not be a problem. Sterling is also evaluating its allowance for loan losses in conjunction with its review of Year 2000 issues. Management believes that its Year 2000 plan will be effective in identifying and resolving any Year 2000 problems although there can be no assurance in this regard.

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of Sterling's market risks, see "Management's Discussion and Analysis - Asset and Liability Management."


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

     Item 2 - Changes in Securities

              None.

     Item 3 - Defaults upon Senior Securities

              None.

     Item 4 - Submission of Matters to a Vote of Security Holders

              None.

     Item 5 - Other Information

              None.

     Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibit No.     Exhibit
              -----------     ----------------------------------------
              27.1            Financial Data Schedule.  Filed herewith.

     (b) Reports on Form 8-K. A report on Form 8-K (Item 5) was filed on February 17, 1998.

     STERLING FINANCIAL CORPORATION
     Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STERLING FINANCIAL CORPORATION
                         (Registrant)


     May 14, 1998        By:  /s/ Daniel G. Byrne
     ------------             --------------------------------------------
         Date                 Daniel G. Byrne, Senior Vice President -
                                Finance; Treasurer and Assistant Secretary;
                                Principal Financial Officer and Chief
                                Accounting Officer