Form 10-Q
period 1998-06-30
STERLING FINANCIAL CORP /WA/
filed 1998-08-14
CIK 891106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998
          --------------

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
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.  Yes   X    No
                   -----     -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                Class                    Outstanding as of July 31, 1998
     ------------------------------    ------------------------------------
     Common Stock ($1.00 par value)                  7,605,612

     STERLING FINANCIAL CORPORATION
     FORM 10-Q
     For the Quarter Ended June 30, 1998


     TABLE OF CONTENTS

      PART I - Financial Information

               Item 1 - Financial Statements
                        Consolidated Balance Sheets
                        Consolidated Statements of Operations
                        Consolidated Statements of Cash Flows
                        Consolidated Statements of Comprehensive Income
                          (Loss)
                        Notes to Consolidated Financial Statements

               Item 2 - Management's Discussion and Analysis of Financial
                          Condition and Results of Operation

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

     SIGNATURE

     PART I - Financial Information
     Item 1 - Financial Statements
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets
     (Unaudited)

                                                   June 30,    December 31,
                                                   1998        1997
                                                   ----------  ------------
                                                    (Dollars in thousands)
     ASSETS

     Cash and cash equivalents:
       Interest bearing                            $      119   $   15,858
       Non-interest bearing and vault                  51,464       33,564
       Restricted                                      17,740        2,988
     Loans receivable (net of allowance for
       losses of $13,912 and $8,959)                1,259,899    1,069,591
     Loans held-for-sale                                7,982        5,225
     Investments and mortgage-backed securities
       ("MBS"):
         Available-for-sale                           583,304      656,236
         Held-to-maturity                              13,317       12,750
         Accrued interest receivable (including
           $5,595 and $6,295 on investments
           and MBS)                                    15,036       14,058
     Office properties and equipment, net              49,810       37,956
     Real estate owned, net                             6,471        8,817
     Intangible assets, net                            64,077        7,789
     Purchased mortgage servicing rights, net              31        1,170
     Prepaid expenses and other assets                  7,509       10,248
                                                   ----------   ----------
             Total assets                          $2,076,759   $1,876,250
                                                   ==========   ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits                                      $1,519,250   $1,036,408
     Advances from the Federal Home Loan Bank
       of Seattle ("FHLB Seattle")                    266,268      455,085
     Securities sold subject to repurchase
         agreements and funds purchased                53,387      180,077
     Other borrowings (Note 4)                         97,240       72,240
     Cashiers checks issued and payable                14,595       11,260
     Borrowers' reserves for taxes and insurance        1,578        1,264
     Accrued interest payable                           4,276        5,855
     Accrued expenses and other liabilities            14,467       11,198
                                                   ----------   ----------
             Total liabilities                      1,971,061    1,773,387
                                                   ----------   ----------

     PART I - Financial Information
     Item 1 - Financial Statements
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets, Continued
     (Unaudited)

                                                   June 30,    December 31,
                                                   1998        1997
                                                   ----------  ------------
                                                    (Dollars in thousands)
     LIABILITIES AND SHAREHOLDERS' EQUITY,
     CONTINUED

     Preferred stock, $1 par value; 10,000,000
       shares authorized; 0 shares issued and
       outstanding
     Common stock, $1 par value; 20,000,000
       shares authorized; 7,605,612 and
       7,569,791 shares issued and outstanding     $    7,606   $    7,570
     Additional paid-in capital                        69,793       69,412
     Accumulated comprehensive loss:
       Unrealized loss on investments and MBS
         available-for-sale, net of deferred
         income tax benefits of $163 and $540            (305)      (1,003)
     Retained earnings                                 28,604       26,884
                                                   ----------   ----------
             Total shareholders' equity               105,698      102,863
                                                   ----------   ----------
             Total liabilities and share-
               holders' equity                     $2,076,759   $1,876,250
                                                   ==========   ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Operations
     (Unaudited)

                                               Three Months Ended        Six Months Ended
                                               June 30,                  June 30,
                                               -----------------------   -----------------------
                                               1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
                                                 (Dollars in thousands, except per share data)
      Interest income:
        Loans                                  $   26,049   $   22,286   $   50,640   $   44,010
        MBS                                         7,114        6,325       14,138       12,311
        Investments and cash equivalents            3,693        2,158        6,847        4,096
                                               ----------   ----------   ----------   ----------
            Total interest income                  36,856       30,769       71,625       60,417
                                               ----------   ----------   ----------   ----------
      Interest expense:
        Deposits                                   12,643       11,195       24,569       21,696
        Short-term borrowings                       8,588        5,094       16,879        9,621
        Long-term borrowings                        2,575        3,443        5,257        7,011
                                               ----------   ----------   ----------   ----------
            Total interest expense                 23,806       19,732       46,705       38,328
                                               ----------   ----------   ----------   ----------
      Net interest income                          13,050       11,037       24,920       22,089
      Provision for loan losses                    (2,900)        (550)      (3,700)      (1,100)
                                               ----------   ----------   ----------   ----------
      Net interest income after provision
        for loan losses                            10,150       10,487       21,220       20,989
                                               ----------   ----------   ----------   ----------
      Other income:
        Fees and service charges                    1,663        1,288        3,042        2,497
        Mortgage banking operations                   410          582        1,078        1,088
        Loan servicing fees                           178          320          424          656
        Net gain (loss) on sales of
          securities                                 (133)         487          578          572
        Net loss on sale and operation of
          real estate owned                          (110)         (10)        (192)         (92)
                                               ----------   ----------   ----------   ----------
            Total other income                      2,008        2,667        4,930        4,721
                                               ----------   ----------   ----------   ----------
      Operating expenses                           13,730        9,463       23,570       18,351
                                               ----------   ----------   ----------   ----------
      Income (loss) before income taxes            (1,572)       3,691        2,580        7,359
      Income tax provision (benefit)                 (613)       1,403          860        2,797
                                               ----------   ----------   ----------   ----------
      Net income (loss)                              (959)       2,288        1,720        4,562
      Less preferred stock dividends                    0         (469)           0         (940)
                                               ----------   ----------   ----------   ----------
      Net income (loss) available to common
        shares                                 $     (959)  $    1,819   $    1,720   $    3,622
                                               ==========   ==========   ==========   ==========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Operations, Continued
     (Unaudited)

                                               Three Months Ended        Six Months Ended
                                               June 30,                  June 30,
                                               -----------------------   -----------------------
                                               1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
                                                 (Dollars in thousands, except per share data)
      Income (loss) per common share - basic   $    (0.13)  $     0.33   $     0.23   $     0.65
                                               ==========   ==========   ==========   ==========
      Income (loss) per common share - diluted $    (0.13)  $     0.30   $     0.22   $     0.59
                                               ==========   ==========   ==========   ==========
      Weighted average common shares
        outstanding - basic                     7,602,155    5,550,144    7,589,580    5,545,480
                                               ==========   ==========   ==========   ==========

      Weighted average common shares
        outstanding - diluted                   7,792,861    7,707,818    7,760,554    7,706,196
                                               ==========   ==========   ==========   ==========


      The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows
     (Unaudited)


                                                   Six Months Ended
                                                   June 30,
                                                   -----------------------
                                                   1998         1997
                                                   ----------   ----------
                                                   (Dollars in thousands)
     Cash flows from operating activities:
       Net income                                  $    1,720   $    4,562
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
           Provisions for loan and real estate
             owned losses                               3,771        1,148
           Stock dividends on FHLB Seattle stock       (1,085)        (957)
           Net gain on sales of loans, securities
             and mortgage servicing rights             (1,481)      (1,385)
         Net loss on sales of office property
           and equipment                                    0            6
         Net gain on sales of real estate owned           (46)         (72)
         Depreciation and amortization                  2,788        3,825
         Change in:
           Accrued interest receivable                    149       (1,644)
           Prepaid expenses and other assets            2,253       (2,779)
           Cashiers checks issued and payable           3,335        1,655
           Accrued interest payable                    (2,315)         801
           Accrued expenses and other liabilities       3,269          748
         Proceeds from sales of loans                  65,476       61,642
         Loans originated for sale                    (67,429)     (62,774)
                                                   ----------   ----------
               Net cash provided by operating
                 activities                            10,405        4,776
                                                   ----------   ----------
     Cash flows from investing activities:
       Change in restricted cash                      (14,752)       2,330
       Loans disbursed                               (558,914)    (400,324)
       Loan principal received                        485,062      351,972
       Purchase of investments                       (306,186)     (55,438)
       Proceeds from maturities of investments        276,317       10,000
       Purchase of MBS                               (189,717)    (174,825)
       Principal payments on MBS                       47,282       26,785
       Proceeds from sales of MBS                     246,892       86,684
       Purchase of office properties and equipment     (1,607)        (499)
       Proceeds from sales of office properties
         and equipment                                      0           12
       Improvements and other changes to real
         estate owned                                    (108)        (367)

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)


                                                   Six Months Ended
                                                   June 30,
                                                   -----------------------
                                                   1998         1997
                                                   ----------   ----------
                                                   (Dollars in thousands)
     Cash flows from investing activities,
       Continued:
         Proceeds from sales and liquidation of
           real estate owned                       $    3,840   $      869
         Proceeds from sales of mortgage
           servicing rights                             1,123            0
         Net cash received from branch
           acquisition                                327,183            0
                                                   ----------   ----------
               Net cash provided by (used in)
                 investing activities                 316,415     (152,801)
                                                   ----------   ----------
     Cash flows from financing activities:
       Net change in checking, passbook and
         money market deposits                         19,029       21,814
       Proceeds from issuance of certificates
         of deposit                                   447,501      216,249
       Payments for maturing certificates of
         deposit                                     (526,080)    (198,134)
       Interest credited to deposits                   24,892       21,691
       Advances from FHLB Seattle                      30,000      175,000
       Repayment of FHLB Seattle advances            (219,042)     (60,041)
       Net change in securities sold subject
         to repurchase agreements and funds
         purchased                                   (126,690)     (74,450)
       Proceeds from other borrowings                  40,000       40,000
       Repayment of other borrowings                  (15,000)           0
       Proceeds from exercise of stock options,
         net of repurchases                               417           29
       Cash dividends on preferred stock                    0         (940)
       Other                                              314          197
                                                   ----------   ----------
               Net cash provided by (used in)
                 financing activities                (324,659)     141,415
                                                   ----------   ----------
     Net change in cash and cash equivalents            2,161       (6,610)
     Cash and cash equivalents, beginning of
       period                                          49,422       32,675
                                                   ----------   ----------
     Cash and cash equivalents, end of period      $   51,583   $   26,065
                                                   ==========   ==========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)


                                                   Six Months Ended
                                                   June 30,
                                                   -----------------------
                                                   1998         1997
                                                   ----------   ----------
                                                   (Dollars in thousands)
     Supplemental disclosures:
       Cash paid during the period for:
         Interest                                  $   48,284   $   37,527
         Income taxes                                   1,185        1,576
       Non-cash financing and investing
         activities:
           Loans converted into real estate
             owned                                      1,411          775


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Comprehensive Income (Loss)
     (Unaudited)


                                               Three Months Ended        Six Months Ended
                                               June 30,                  June 30,
                                               -----------------------   -----------------------
                                               1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
                                                 (Dollars in thousands, except per share data)
      Net income (loss)                        $     (959)  $    2,288   $    1,720   $    4,562
      Other comprehensive income (loss),
        before income taxes:
          Change in unrealized losses on
            investment and MBS available-
            for-sale                                1,070        7,404        1,075          934
                                               ----------   ----------   ----------   ----------
        Other comprehensive income (loss),
          before income taxes                       1,070        7,404        1,075          934
        Less deferred income tax provision            375        2,591          377          325
        Net other comprehensive income                695        4,813          698          609
                                               ----------   ----------   ----------   ----------
      Comprehensive income (loss)              $     (264)  $    7,101   $    2,418   $    5,171
                                               ==========   ==========   ==========   ==========


      The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements


     1.  GENERAL:

         Notes to the December 31, 1997 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's")
         December 31, 1997 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three and six months ended June 30, 1998 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1997 consolidated balance sheet was derived from the audited balance sheet as of that date.


     2.  INTERIM FINANCIAL STATEMENTS:

         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.


     3.  RECLASSIFICATIONS:

         Certain June 30, 1997 balances have been reclassified to conform with the June 30, 1998 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.


     4.  OTHER BORROWINGS:

         The following table details Sterling's other borrowings.

                                                  June 30,    December 31,
                                                  1998        1997
                                                  ---------   ------------
                                                   (Dollars in thousands)

           Term note                               $     0      $15,000
           Advances on line of credit (1)           40,000            0
           8.75% Subordinated Notes Due 2000        17,240       17,240
           Sterling-obligated mandatorily
             redeemable preferred securities
             of subsidiary trust holding solely
             junior subordinated deferrable
             interest debentures of Sterling (2)    40,000       40,000
                                                   -------      -------
                                                   $97,240      $72,240
                                                   =======      =======

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     4.  OTHER BORROWINGS, CONTINUED:

         (1) In June 1998, Sterling entered into a line of credit agreement with KeyBank National Association ("KeyBank").
              Interest accrues at the London InterBank Offering Rate index plus 2.0% (currently 7.69%) and is payable quarterly. This line of credit is for twelve months and may be renewed for an additional six months.

         (2) Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior
              Subordinated Debentures") to Sterling Capital Trust I (the
              "Trust"), a Delaware business trust in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust
              Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust
              Preferred Securities are treated as debt of Sterling.
              Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30,
              2027, or are redeemable at the option of Sterling on June 30, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     5.  INCOME (LOSS) PER SHARE:

         The following table presents the basic and diluted income (loss) per share computations.


                                            Three Months Ended June 30,
                                            ---------------------------------------------------------------------------
                                            1998                                   1997
                                            ------------------------------------   ------------------------------------
                                            Net Income   Weighted      Per Share                Weighted      Per Share
                                            (Loss)       Avg. Shares   Amount      Net Income   Avg. Shares   Amount
                                            ----------   -----------   ---------   ----------   -----------   ---------
             Net income (loss)              $ (959,000)                            $2,288,000
             Less preferred stock
               dividends                             0                               (469,000)
             Income (loss) per common
               share - basic                  (959,000)    7,602,155   $   (0.13)   1,819,000     5,550,144   $    0.33
             Effect of dilutive
               securities:
                 Convertible Preferred
                    Stock                            0             0                  469,000     2,023,546
             Common stock options                    0       190,706                        0       134,128
                                            ----------   -----------   ---------   ----------   -----------   ---------
             Income (loss) per common
               share - diluted (a)          $ (959,000)    7,792,861   $   (0.13)  $2,288,000     7,707,818   $    0.30
                                            ==========   ===========   =========   ==========   ===========   =========

         (a) Common stock options were anti-dilutive for the three months ended June 30, 1998. Therefore, basic income (loss) per share is presented.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     5.  INCOME (LOSS) PER SHARE:

         The following table presents the basic and diluted income (loss) per share computations.


                                            Six Months Ended June 30,
                                            ---------------------------------------------------------------------------

                                            1998                                   1997
                                            ------------------------------------   ------------------------------------
                                                         Weighted      Per Share                Weighted      Per Share
                                            Net Income   Avg. Shares   Amount      Net Income   Avg. Shares   Amount
                                            ----------   -----------   ---------   ----------   -----------   ---------
             Net income                     $1,720,000                             $4,562,000
             Less preferred stock
               dividends                             0                               (940,000)
                                            ----------   -----------   ---------   ----------   -----------   ---------
             Income per common share -
               basic                         1,720,000     7,589,580   $    0.23    3,622,000     5,545,480   $    0.65
             Effect of dilutive
               securities:
                 Convertible Preferred
                    Stock                            0             0                  940,000     2,026,588
             Common stock options                    0       170,974                        0       134,128
                                            ----------   -----------   ---------   ----------   -----------   ---------
             Income per common share -
               diluted                      $1,720,000     7,760,554   $    0.22   $4,562,000     7,706,196   $    0.59
                                            ==========   ===========   =========   ==========   ===========   =========

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     6.  OPERATING EXPENSES:

         The following table details Sterling's components of total operating expenses.

                                                         Three Months Ended  Six Months Ended
                                                         June 30,            June 30,
                                                         ------------------  -----------------
                                                         1998      1997      1998      1997
                                                         -------   -------   -------   -------
                                                                (Dollars in thousands)
             Employee compensation and benefits          $ 4,621   $ 3,944   $ 9,181   $ 7,846
             Occupancy and equipment                       1,576     1,452     3,132     2,898
             Depreciation                                    749       774     1,491     1,558
             Amortization of unidentified intangibles        154       201       308       402
             Amortization of core deposit premium            383       377       766       767
             Advertising                                     548       673       819       910
             Data processing                                 672       588     1,393     1,226
             Insurance                                       239       283       474       596
             Legal and accounting                            398       378       774       758
             Travel and entertainment                        286       279       579       522
             Acquisition and conversion costs (a)          3,210         0     3,210         0
             Other                                           894       514     1,443       868
                                                         -------   -------   -------   -------
                Total operating expenses                 $13,730   $ 9,463   $23,570   $18,351
                                                         =======   =======   =======   =======

         (a) Includes costs associated with mailing customer notices; issuing new checks and ATM cards; training new employees, including related travel; equipping branches with office supplies; implementing a targeted marketing campaign and converting computer systems.


     7.  OTHER ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. Sterling has not yet determined the effect, if any, of implementing SFAS No. 133 on its consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     7.  OTHER ACCOUNTING POLICIES, CONTINUED:

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments for an Enterprise and Related Information. Sterling adopted this Statement effective January 1, 1998 with no material effect on its consolidated financial statements. Presentation of segment information is not required in interim periods.

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


     8.  OTHER EVENTS:

           Acquisition
           -----------
           On April 23, 1998, Sterling entered into a definitive merger agreement ("Agreement") with Big Sky Bancorp, Inc. ("Big Sky"), pursuant to which Big Sky will be merged into Sterling and Big Sky's wholly owned subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"), will be merged into Sterling's wholly owned subsidiary Sterling Savings Bank. At December 31, 1997, First Federal had three branch offices in western Montana with deposits of approximately $48 million and approximately $63 million in total assets.

           The Agreement provides that each share of Big Sky's common stock will be exchanged for 1.384 shares of Sterling's common stock, or up to 497,545 shares of Sterling common stock, depending on the exercise of Big Sky options. The merger is intended to constitute a tax-free reorganization and to be accounted for as a pooling of interests.

           The merger is subject to regulatory approvals, approval of Big Sky's shareholders and other conditions of closing and is scheduled to be completed in the fourth quarter of 1998. Management anticipates securing regulatory approvals, obtaining Big Sky shareholders' approval and meeting other conditions of closing, although there can be no assurance in this regard.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     8.  OTHER EVENTS, CONTINUED:

           Name Change
           -----------
           Effective June 15, 1998, Sterling's wholly owned subsidiary Sterling Savings Association changed its name to Sterling Savings Bank.


     9.  SIGNIFICANT TRANSACTIONS:

         On June 15, 1998, Sterling assumed approximately $518 million in deposit liabilities corresponding to 33 branch offices of KeyBank. Upon acquisition, the weighted average interest rate on deposits assumed was approximately 3.42%. Sterling incurred approximately $57 million in core deposit premium and other intangible assets associated with the deposits. Sterling has not yet completed the allocation of the excess purchase price to specific intangible assets. Sterling anticipates amortizing the intangible assets over an average period of 12 to 15 years. With the net cash received from the branch acquisition, Sterling repaid approximately $322 million of certain reverse repurchase borrowings and FHLB Seattle advances. As a result of this transaction, Sterling's total assets increased by approximately $197 million.

         The following table shows the estimated allocation of the KeyBank branch transaction.

                                                     (Dollars in thousands)
           Liabilities assumed:
             Certificates of deposit                         $233,864
             NOW accounts                                      79,887
             Non-interest bearing demand accounts              76,419
             Savings and money market accounts                127,330
                                                             --------
                                                              517,500
                                                             --------
           Accrued interest payable                               736
                                                             --------
           Total liabilities assumed                          518,236
                                                             --------
           Less assets acquired:
             Loans receivable, net                           $121,569
             Office properties and equipment                   10,996
             Accrued interest on loans                          1,126
             Intangible assets                                 57,362
                                                             --------
           Total assets acquired                              191,053
                                                             --------
           Net cash received from branch acquisition         $327,183
                                                             ========

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     STERLING FINANCIAL CORPORATION
     Comparison of the Three and Six Months Ended June 30, 1998 and 1997

     ANY TREND OR FORWARD-LOOKING INFORMATION DISCUSSED IN THIS REPORT IS SUBJECT TO NUMEROUS POSSIBLE RISKS AND UNCERTAINTIES. THESE INCLUDE BUT ARE NOT LIMITED TO: THE POSSIBILITY OF ADVERSE ECONOMIC DEVELOPMENTS WHICH MAY, AMONG OTHER THINGS, INCREASE DEFAULT AND DELINQUENCY RISKS IN STERLING'S LOAN PORTFOLIOS; SHIFTS IN INTEREST RATES WHICH MAY RESULT IN LOWER INTEREST RATE MARGINS; CHANGES IN THE QUALITY OR COMPOSITION OF STERLING'S LOAN AND INVESTMENT PORTFOLIOS; SHIFTS IN THE DEMAND FOR STERLING'S LOAN AND OTHER PRODUCTS; LOWER THAN EXPECTED REVENUE OR COST-SAVINGS IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES; CHANGES IN THE MONETARY AND FISCAL POLICIES OF THE FEDERAL GOVERNMENT; CHANGES IN LAWS, REGULATIONS AND THE COMPETITIVE ENVIRONMENT. STERLING'S FUTURE RESULTS MAY DIFFER MATERIALLY FROM HISTORICAL RESULTS AS WELL AS FROM ANY TREND OR FORWARD-LOOKING INFORMATION INCLUDED IN THIS REPORT.

     Results of Operations
     ---------------------
     OVERVIEW. After acquisition and conversion charges associated with the KeyBank National Association ("KeyBank") branch acquisition, increases in loan loss provisions and losses from the sale of securities, Sterling Financial Corporation ("Sterling") recorded a net loss for the three months ended June 30, 1998 of $959,000, or ($0.13) per diluted share. This compares to net income for the three months ended June 30, 1997 of $2.3 million, or $0.30 per diluted share.

     Although Sterling's earnings before conversion costs associated with the purchase of 33 Northwest KeyBank branches and certain other charges continue to be on a positive trend, net income for the quarter was negatively affected by the KeyBank transaction, which was completed on June 15, 1998. After-tax branch conversion costs were approximately $2.0 million. These costs were within Sterling's range of estimates and included costs associated with mailing customer notices; issuing new checks and ATM cards; training new employees, including related travel; equipping branches with office supplies; implementing a targeted marketing campaign and converting computer systems. During the three months ended June 30, 1998, Sterling provided approximately $2.9 million for loan losses as it reflected a more critical and conservative view of the factors used to provide such reserves, including impacts on its Pacific Northwest customers resulting from a slowdown of trade with Asia. As a result, Sterling's reserves for loan losses are more in line with the level of allowances maintained by commercial banks. In addition, to improve asset and liability management associated with the effects of the acquisition of the KeyBank branches, a loss of approximately $581,000 was incurred on the sale of certain securities.

     After these same charges, net income for the six  months ended
     June 30, 1998 was $1.7 million, or $0.22 per diluted share. This compares to net income for the six months ended June 30, 1997 of $4.6 million, or $0.59 per diluted share.

     The annualized return on average assets was negative 0.20% and 0.57% for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the annualized return on average assets was 0.18% and 0.58%, respectively. The decrease in both periods was due primarily to lower net income. The annualized return on average equity was negative 3.6% and 11.5% for the three months ended June 30, 1998 and 1997, respectively. The annualized return on average equity was 3.3% and 11.3% for the six month period ending June 30, 1998 and 1997, respectively. The decreases were due primarily to the lower net income in both periods and a 58.5% increase in average common equity, reflecting the conversion of preferred stock to common stock in September 1997.

     To further enhance its presence in the Pacific Northwest market, Sterling is working to expand its community bank delivery system, focusing primarily on deposit gathering and on lending. On
     June 15, 1998, Sterling completed the acquisition of 33 branch offices in Washington, Idaho and Oregon from KeyBank. See Note 9 of "Notes to Consolidated Financial Statements."

     Effective with the KeyBank branch acquisition, Sterling's wholly owned subsidiary Sterling Savings Association changed its name to Sterling Savings Bank.

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, mortgage-backed securities ("MBS") and investment portfolios, and interest expense, primarily on deposits and borrowings ("NII"). During the three months ended June 30, 1998 and 1997, NII was $13.1 million and $11.0 million, respectively, an increase of 18.2%. During the six months ended June 30, 1998 and 1997, NII was $24.9 million and $22.1 million, respectively, an increase of 12.8%. Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in NII during both periods ended
     June 30, 1998 was due primarily to an increase in the volume of average interest-earning assets.

     During the three months ended June 30, 1998 and 1997, the volume of average interest-earning assets was $1.83 billion and $1.52 billion, respectively. Net interest spread during these periods was 2.68% and 2.66%, respectively. The net interest margin for the three months ended June 30, 1998 and 1997 was 2.86% and 2.91%, respectively. Net interest spread increased due primarily to a lower cost of deposits. Net interest margin decreased due primarily to an increase in the volume of lower-yielding interest-earning assets coupled with an increase in the volume of borrowings. During the six months ended June 30, 1998 and 1997, the volume of average interest-earning assets was $1.78 billion and $1.50 billion, respectively. For the six months ended June 30, 1998 and 1997, net interest spread was 2.63% and 2.73%, respectively. Net interest margin was 2.82% and 2.97%, during the same periods. The decrease in net interest spread was due primarily to higher rates paid on other borrowings. The decrease in net interest margin was due primarily to an increase in the volume average interest-bearing liabilities relative to the volume of average interest-earning assets.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for loan losses of $2.9 million and $550,000 for the three months ended June 30, 1998 and 1997, respectively. Sterling recorded provisions of $3.7 million and $1.1 million for the six months ended June 30, 1998 and 1997, respectively. Sterling's provision for the three months ended June 30, 1998 reflected a higher concern that the Pacific Northwest economy may be adversely affected by a slowdown in the Asian economy. It also reflected the potentially higher levels of risk from its expanded construction, business banking and consumer lending activities. Management anticipates that its provisions for loan losses will increase in the future as Sterling continues to expand its portfolio of higher yielding, higher risk loans. At June 30, 1998, Sterling's total classified assets were $18.4 million, compared with $16.2 million at June 30, 1997. Total 60-day plus delinquent loans increased to approximately $7.6 million at June 30, 1998 from approximately $6.9 million at June 30, 1997. Total nonperforming loans were $4.3 million at June 30, 1998, compared with $6.0 million at June 30, 1997.

     Management believes the loan loss provisions for the three and six months ended June 30, 1998 and 1997 represented appropriate additions based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans as well as associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                         Three Months Ended  Six Months Ended
                                                         June 30,            June 30,
                                                         ------------------  -----------------
                                                         1998      1997      1998      1997
                                                         -------   -------   -------   -------
                                                                (Dollars in thousands)
      Fees and service charges                           $ 1,663   $ 1,288   $ 3,042   $ 2,497
      Mortgage banking operations                            410       582     1,078     1,088
      Loan servicing fees                                    178       320       424       656
      Net gain (loss) on sales of securities                (133)      487       578       572
      Net loss on sales and operations of real
        estate owned                                        (110)      (10)     (192)      (92)
                                                         -------   -------   -------   -------
                                                         $ 2,008   $ 2,667   $ 4,930   $ 4,721
                                                         =======   =======   =======   =======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, late charges on loans, escrow fees and commissions on sales of mutual funds and annuity products. The increase for the three and six months ended June 30, 1998, compared with the three and six months ended June 30, 1997, was due primarily to increases in service charges and fees.

     The decrease in income from mortgage banking operations for the three and six months ended June 30, 1998, compared with the three months ended June 30, 1997, was due primarily to the bulk sale of a $62.4 million servicing portfolio during the second quarter of 1998, which resulted in a loss of approximately $106,000.

     The following table summarizes loan originations and sales of loans for the periods indicated.

                                                         Three Months Ended  Six Months Ended
                                                         June 30,            June 30,
                                                         ------------------  -----------------
                                                         1998      1997      1998      1997
                                                         -------   -------   -------   -------
                                                                (Dollars in thousands)
      Originations of one- to four-family permanent
        mortgage loans                                   $  51.2   $  35.3   $  97.5   $  61.5
      Sales of residential loans                            38.4      35.7      64.7      60.8
      Principal balances of mortgage loans serviced
        for others                                         267.9     512.4     267.9     512.4

     Loan servicing fees decreased for the three and six months ended
     June 30, 1998, compared with the prior year's comparable periods, reflecting the $244.5 million decrease in the balance of mortgage loans serviced for others since June 1997. Sterling's average loan servicing portfolios for the six months ended June 30, 1998 and 1997, were approximately $326.8 million and $525.2 million, respectively.

     During the three months ended June 30, 1998, Sterling recorded a net loss of $133,000 on sales of $72.9 million of investments and MBS. This compares to net gains of $487,000 for the three months ended June 30, 1997. During the six months ended June 30, 1998, Sterling sold approximately $246.3 million of MBS, resulting in net gains of $578,000. Sterling sold approximately $86.1 million of MBS in the prior year's comparable period, resulting in net gains of $572,000.

     OPERATING EXPENSES. Operating expenses were $13.7 million and $9.5 million for the three months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998 and 1997, operating expenses were $23.6 million and $18.4 million, respectively. The increase during these periods was due primarily to conversion expenses of $3.2 million due to the acquisition of 33 KeyBank branches as of June 15, 1998. The acquisition charges included costs associated with mailing customer notices; issuing new checks and ATM cards; training new employees, including related travel; equipping branches with office supplies; implementing a targeted marketing campaign and converting computer systems. In addition, employee compensation and benefits were $4.8 million and $3.9 million for the three months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998 and 1997, employee compensation and benefits were $9.3 million and $7.8 million, respectively. The increases were due primarily to increased lending staff in the commercial real estate, business banking and consumer lending areas and an overall higher level of personnel. The increase in other expenses reflected loan processing expenses related to a home equity loan campaign. Further, management anticipates that intangible amortization expense will increase in subsequent periods due to the branch acquisition.

     INCOME TAX PROVISION. The federal and state income tax benefit was $613,000 for the three months ended June 30, 1998. The federal and state income tax provision was $1.4 million for the three months ended June 30, 1997. Tax provisions were $860,000 and $2.8 million for the six months ended June 30, 1998 and 1997, respectively. The effective tax rates during these periods were 33.3% and 38.0%, respectively.
     The effective tax rates were 39.0% and 38.0% for the three months ended June 30, 1998 and 1997, respectively, which approximated the applicable statutory rates. The changes reflected in the three and six months ended June 30, 1998, were due to adjustments to state income tax provisions.

     Financial Position
     ------------------
     ASSETS. At June 30, 1998, Sterling's assets were $2.08 billion, up 10.7% from $1.88 billion at December 31, 1997. The increase was due primarily to increases associated with the KeyBank branch acquisition as well as internal generation of loans.

     INVESTMENTS AND MBS. Sterling's investment and MBS portfolio at June 30, 1998 was $596.6 million, down $72.4 million from the December 31, 1997 balance of $669.0 million. The decrease was due primarily to net sales of MBS during the period.

     LOANS RECEIVABLE.  At June 30, 1998, net loans receivable were
     $1.26 billion, up $190.3 million from $1.07 billion at December 31, 1997. Most of the increase was due to the acquisition of $123.7 million of KeyBank loans on June 15, 1998. These loans were comprised of consumer and business banking portfolios of $79.9 million and $43.8 million, respectively. Exclusive of the loans received in the KeyBank branch acquisition, total loans receivable increased $154.0 million from December 31, 1997. The most significant area of increase in loan originations was in construction lending. During the three months ended June 30, 1998, total loan originations were $259.7 million, compared with $176.4 million for the prior year's comparable quarter. During the six months ended June 30, 1998 and 1997, loan originations were $465.9 million and $347.7 million, respectively, a 34.0% increase.

     The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include undisbursed loan proceeds, unearned discounts, deferred loan origination costs and fees, or allowances for loan losses.


                                 June 30, 1998        December 31, 1997
                                 -------------------  -------------------
                                 Amount       %       Amount       %
                                 ----------   ------  ----------   ------
                                           (Dollars in thousands)

     Residential                 $  267,859   19.0%   $  282,894   24.2%
     Multifamily                     72,974     5.2       65,621     5.6
     Commercial real estate         151,158    10.7      118,622    10.1
     Construction                   341,490    24.3      302,279    25.9
     Consumer                       269,401    19.1      157,277    13.5
     Business banking               305,408    21.7      241,808    20.7
                                 ----------   -----   ----------   -----
     Total loans receivable      $1,408,290  100.0%   $1,168,501  100.0%
                                 ==========   =====   ==========   =====

     The following table sets forth the composition of Sterling's loan originations for the dates indicated.


                                      Three Months Ended             Six Months Ended
                                      June 30,                       June 30,
                                      ----------------------------   ----------------------------
                                                            %                              %
                                      1998       1997       Change   1998       1997       Change
                                      --------   --------   ------   --------   --------   ------
                                                        (Dollars in thousands)
      Residential                     $ 51,159   $ 35,500    44.9%   $ 97,538   $ 61,502    58.6%
      Multifamily                       16,035      2,650   505.1      29,145     12,815   127.4
      Commercial real estate             4,100     12,000   (65.8)     14,685     25,000   (41.3)
      Construction                      99,300     66,650    49.0     160,577    142,837    12.4
      Consumer                          38,255     19,600    95.2      65,968     32,508   102.9
      Business banking                  50,868     40,214    26.5      98,012     73,074    34.1
                                      --------   --------   -----    --------   --------   -----
      Total loans receivable          $259,717   $176,414    47.2%   $465,925   $347,736    34.0%
                                      ========   ========   =====    ========   ========   =====

     DEPOSITS. Total deposits increased $482.8 million to $1.52 billion at June 30, 1998 from $1.04 billion at December 31, 1997. Sterling assumed $517.5 million in deposits associated with the KeyBank branch acquisition in June 1998.

     The following table sets forth the composition of Sterling's deposits at the dates indicated.

                                 June 30, 1998        December 31, 1997
                                 -------------------  -------------------
                                 Amount       %       Amount       %
                                 ----------   ------  ----------   ------
                                           (Dollars in thousands)

     Certificates of deposit     $  844,543    55.6%  $  670,137    64.7%
     Checking                       279,477    18.4      119,359    11.5
     Savings and money market       395,230    26.0      246,912    23.8
                                 ----------   -----   ----------   -----
     Total deposits              $1,519,250   100.0%  $1,036,408   100.0%
                                 ==========   =====   ==========   =====

     BORROWINGS. Sterling's primary sources of borrowing are the FHLB Seattle advances, securities sold under agreements to repurchase and other borrowings. At June 30, 1998, total borrowings were $416.9 million, compared with $707.4 million at December 31, 1997, a decrease of $290.5 million. The decrease reflects repayments of certain borrowings with the net cash acquired with the KeyBank branch acquisition, thereby replacing wholesale funds with lower cost deposit funding sources. See "Liquidity and Sources of Funds."

     Asset and Liability Management
     ------------------------------
     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV") or estimated fair value, are subject to fluctuations in interest rates. For example, Sterling's adjustable rate mortgages are primarily indexed to the weekly average yield on one-year U.S. Treasury securities. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans; whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution's portfolio as well as its NII.

     Sterling maintains an asset and liability management program intended to manage NII through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates. Sterling uses a simulation model designed to measure the sensitivity of NII and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of NII and NPV given various interest rate forecasts and alternative strategies. The model is designed to also measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates and at hypothetical higher and lower interest rates at various intervals. The present value of each major category of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. The present value of longer term fixed rate financial instruments is more difficult to estimate because such instruments are susceptible to changes in market interest rates. Present value estimates of adjustable rate financial instruments are more reliable since they represent the difference between the contractual and discounted rates until the next interest rate repricing date.

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

     The total measurement of Sterling's exposure to interest rate risk ("IRR") as presented in the following table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of and the net earnings generated from Sterling's net assets from any change in interest rates.

     With the acquisition of the KeyBank branches, Sterling's NPV declined by approximately $23.8 million, primarily reflecting the increase in intangible assets, thereby reflecting a higher profile of IRR. Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV through the origination and retention of variable rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, and by increasing the level of its core deposits, which are generally a lower cost funding source than borrowings. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

     The following table presents Sterling's estimates of changes in NPV for the periods indicated. The results indicate the impact of instantaneous, parallel shifts in the market yield curve. These calculations which are highly subjective and technical are relative measurements of IRR, do not reflect any expected rate movement and may differ materially from regulatory calculations.

  At June 30, 1998                                                  At December 31, 1997
  ---------------------------------------------------------------   --------------------------------------
  Change in Interest                 Ratio of NPV to                           Ratio of NPV to
  Rates in Basis Points              the Present Value   % Change              the Present Value   % Change
  (Rate Shock)            NPV        of Total Assets     in NPV     NPV        of Total Assets     in NPV
  ---------------------   --------   -----------------   --------   --------   -----------------   --------
                                              (Dollars in thousands)

         +300             $ 30,827        1.63%          (67.1)%    $ 56,193         3.18%         (50.9)%
         +200               56,698        2.99           (39.5)       80,857         4.47          (29.4)
         +100               74,490        3.76           (20.5)      104,439         5.65           (8.8)
         Static             93,659        4.64             N/A       114,503         6.09            N/A
         -100               79,649        3.82           (15.0)      107,104         5.64           (6.5)
         -200               63,706        3.10           (32.0)       90,190         4.72          (21.2)
         -300               64,518        3.12           (31.1)       69,152         3.60          (39.6)

  Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one- and three-year cumulative gap positions to be a negative 12.1% and negative 7.9% at June 30, 1998. This compares with Sterling's one- and three-year gap positions of negative 6.1% and negative 10.7% at June 30, 1997. The negative one-year gap position widened during the current period as short-term borrowings were used to finance the purchase of branches. The three-year gap position narrowed as longer term fixed rate MBS were sold and replaced with adjustable rate securities and shorter term consumer and business banking loans. Management attempts to maintain Sterling's gap position between negative 5% and negative 20%. At June 30, 1998, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

     Liquidity and Sources of Funds
     ------------------------------
     Sterling's primary sources of funds are derived from financing and investing activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased to $1.52 billion at June 30, 1998, from $1.04 billion at December 31, 1997. Advances from the FHLB Seattle decreased to $266.3 million at June 30, 1998 from $455.1 million at December 31, 1997. At June 30, 1998 and
     December 31, 1997, securities sold subject to repurchase agreements were $53.3 million and $180.1 million, respectively. These borrowings are collateralized by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings. The maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings. During 1997, Sterling instituted a program of entering into repurchase agreements with selected retail customers. These borrowings are generally overnight borrowings.

     Sterling repaid approximately $322 million of FHLB Seattle advances and reverse repurchase agreements. Management will continue to use FHLB Seattle advances and repurchase agreements to help fund its operations, but anticipates doing so to a lesser extent than in prior years. See " - Results of Operations."

     In connection with its Year 2000 compliance plan, Sterling is focusing on identifying potential risks in its customer deposit base and other short-term sources of funds. See "Year 2000 Issues."
     During the six months ended June 30, 1998, other cash provided by investing activities consisted of principal and interest payments on loans and MBS and sales of MBS. Sterling acquired net cash from the KeyBank branch acquisition of approximately $327.2 million. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the six months ended June 30, 1998, net cash was used in investing activities primarily to repurchase investments and MBS and to fund loans.

     Sterling Savings Bank's credit line with the FHLB Seattle provides for borrowings up to 35% of its total assets. At June 30, 1998, this credit line represented a total borrowing capacity of approximately $730.1 million, of which $464.2 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At June 30, 1998, Sterling Savings Bank had $53.2 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $264.0 million. Sterling Savings Bank also had a secured line of credit agreement from a commercial bank of approximately $10.0 million as of June 30, 1998 but had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling had cash and other resources of approximately $1.6 million and a line of credit from a commercial bank of approximately $5.0 million at June 30, 1998 but had no funds drawn on this line of credit. At June 30, 1998, Sterling had drawn all the funds on a $40.0 million twelve-month line of credit from a commercial bank. Sterling has the option of renewing this line of credit for an additional six months. All of the proceeds of this loan were contributed to Sterling Savings Bank to enhance its regulatory capital ratios and to substantially offset the intangible asset incurred in connection with the KeyBank branch acquisition. The line of credit is secured by all of the stock of Sterling Savings Bank. At
     June 30, 1998, Sterling had an investment of $88.6 million in the Preferred Stock of Sterling Savings Bank, compared with $66.1 million at December 31, 1997. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $3.5 million during the six months ended June 30, 1998. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its 8.75% Subordinated Notes Due 2000 (the "Subordinated Notes") and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the Office of Thrift Supervision ("OTS").

     OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At
     June 30, 1998 and December 31, 1997, Sterling Savings Bank's liquidity ratios were 11.7% and 13.0%, respectively. The lower level of liquidity at June 30, 1998 was due primarily to the structuring of short-term borrowings in anticipation of the KeyBank branch acquisition. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals.
     Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     Capital Resources
     -----------------
     Sterling's total shareholders' equity was $105.7 million at June 30, 1998 compared with $102.9 million at December 31, 1997. The increase in total shareholders' equity was due primarily to an increase in retained earnings for the six month period and a decrease in the unrealized loss on available-for-sale investments and MBS. At June 30, 1998 and December 31, 1997, shareholders' equity was 5.1% and 5.5% of total assets, respectively.

     At June 30, 1998 and December 31, 1997, Sterling had an unrealized loss of $305,000 and $1.0 million, net of related income taxes, on investments and MBS classified as available-for-sale. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods.

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

     In order to integrate the newly acquired branches and expand branch locations, Sterling anticipates total capital expenditures of approximately $1.7 million for the remainder of the year ended December 31, 1998. Sterling anticipates continuing to fund these capital expenditures from various sources, including retained earnings and borrowings with various maturities. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

     Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios through sales of stock to Sterling, the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 1998, Sterling Savings Bank exceeded all applicable regulatory capital requirements.

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

     Year 2000 Issues
     ----------------
     Throughout the information technology industry, the use of two-digit year fields was common practice in the design of hardware, system software, proprietary applications and system interfaces. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The potential failure on January 1, 2000 of computer systems that use two-digit calendar notations has developed into a major concern for financial institutions. Sterling has created a Year 2000 compliance plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. A preliminary estimate of the total cost to complete the Year 2000 compliance plan is approximately $825,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

     At June 30, 1998, Sterling had completed the awareness training and assessment phases of its Year 2000 compliance plan and was well into the testing phase. The awareness phase included gaining understanding and support, committing resources to the plan, establishing a project team consisting of senior managers and department heads, and developing a strategy to address all internal and external systems.

     The assessment phase involved attempting to identify all critical business processes and determining the impact of the Year 2000 issues on all computer systems throughout the organization. Vendors were contacted and asked to submit certification letters stating that they are in compliance with Year 2000 conversion issues. To ensure compliance, third-party reviews of vendors that provide critical services to Sterling may be required.

     Sterling estimates that testing programming changes (including converting, replacing or eliminating all software and databases as necessary) will be largely completed by December 31, 1998.

     Contingency plans are being developed in the event modifications cannot be completed in time, or in the event unforeseen problems develop in spite of Sterling's efforts to ensure compliance with Year 2000 standards.

     Financial institutions also must consider the possibility of some level of reduction in deposits during the month of December 1999. Sterling has developed a contingency plan for potential additional liquidity needs during this period.

     Sterling will assess its deposit base over the next twelve months to identify potential problems due to concentrations. If such concentrations are identified, Sterling will assess whether those concentrations are at risk due to Year 2000 problems. Management estimates that this deposit assessment will be largely completed by September 30, 1998. Sterling has determined that several borrowing sources are and will be available so that adequate funding in December 1999 will not be a problem. In conjunction with its review of Year 2000 issues, Sterling also is assessing the impact of the Year 2000 problem on significant borrowers and their ability to repay loans. Sterling also is evaluating its allowances for loan losses with its review of Year 2000 concerns in relation to its borrowers. Management believes that its Year 2000 plan will be effective in identifying and resolving any Year 2000 problems although there can be no assurance in this regard.


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

     None.


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sterling's Annual Meeting of Shareholders ("the Meeting") was held on April 28, 1998. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

     (1) Elect three Directors to serve for terms of three years expiring at the Meeting in the year 2001. The Directors received the following votes:

          Term expiring in the year 2001 at the Meeting:

          Ned M. Barnes        For:  6,620,962    Withheld:   21,987
                               Approximate Broker Non-votes:  0

          James P. Fugate      For:  6,620,696    Withheld:   22,253
                               Approximate Broker Non-votes:  0

          Robert D. Larrabee   For:  6,620,696    Withheld:   22,253
                               Approximate Broker Non-votes:  0

     (2) Approve the 1998 Long-Term Incentive Plan. The proposal received the following votes:

          For:  3,067,029      Against:  1,388,242
          Abstain:  84,347     Approximate Broker Non-votes: 0

     (3) Ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants for the year ending 1998 and any interim periods. The proposal received the following votes:

          For:  6,388,207      Against:  28,587
          Abstain:  25,829     Approximate Broker Non-votes: 0

          There was no solicitation in opposition to management's proposals or nominees.


     ITEM 5 - OTHER INFORMATION

     None.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.   Exhibit
     ---------------   ---------------------------------------------------
     2.1               Agreement and Plan of Merger, by and Between
                       Sterling Financial Corporation and Big Sky Bancorp,
                       Inc., dated as of April 23, 1998.  Filed as Appendix
                       C to Registrant's Form S-4, dated June 24, 1998 and incorporated by reference herein.

     3.1               Restated Articles of Incorporation of Registrant.
                       Filed as Exhibit 3.1 to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.

     3.2 Articles of Amendment of Restated Articles of Incorporation of Registrant. Filed as Exhibit 3.2 to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.

     3.3               Copy of Amended and Restated Bylaws of Registrant.
                       Filed as Exhibit 3.3 to Registrant's Form S-4 dated June 24, 1998 and incorporated by reference herein.

     4.1               Reference is made to Exhibits 3.1 and 3.2.

     10.1 Copy of Sterling Savings Bank Incentive Stock Option Plan dated July 25, 1984. Filed as Exhibit 10.1 to Registrant's Form S-4 dated August 28, 1992 and incorporated by reference herein.

     10.2 Copy of Sterling Financial Corporation 1992 Incentive Stock Option Plan. Filed as Exhibit 10.2 to Registrant's Form S-4 dated August 28, 1992 and incorporated by reference herein.

     10.3 Copy of Sterling Financial Corporation 1998 Long-Term Incentive Plan dated March 24, 1998. Filed as Exhibit A to Registrant's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998 and incorporated by reference herein.

     10.4 Copy of Sterling Savings Bank Deferred Compensation Plan, effective July 1, 1984. Filed as Exhibit 10.3 to Registrant's Form S-4 dated August 28, 1992 and incorporated by reference herein.

     10.5 Copy of Sterling Savings Bank Employment Savings and Incentive Plan and Trust dated September 21, 1990. Filed as Exhibit 10.4 to Registrant's Form S-4 dated August 28, 1992 and incorporated by reference herein.

     (a) Exhibit No.   Exhibit
     ---------------   ---------------------------------------------------
     10.6              Copy of Employment Agreement, dated July 1, 1995,
                       between Registrant and Harold B. Gilkey.  Filed as
                       Exhibit 10.1 to Registrant's Form 10-Q dated
                       March 31, 1996 and incorporated by reference herein.

     10.7 Copy of Amendment to Employment Agreement, dated June 30, 1996, between Registrant and Harold B. Gilkey. Filed as Exhibit 10.6 to Registrant's Form 10-Q dated March 31, 1997 and incorporated by reference herein.

     10.8 Copy of Employment Agreement, dated July 1, 1995, between Registrant and William W. Zuppe. Filed as
                       Exhibit 10.2 to Registrant's Form 10-Q dated
                       March 31, 1996 and incorporated by reference herein.

     10.9 Copy of Amendment to Employment Agreement, dated June 30, 1996, between Registrant and William W. Zuppe. Filed as Exhibit 10.8 to Registrant's Form 10-Q dated March 31, 1997 and incorporated by reference herein.

     (b) Reports on Form 8-K. A report on Form 8-K (Items 5 and 7) was filed on May 24, 1998. A report on Form 8-K (Item 5) was filed on June 24, 1998.

     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STERLING FINANCIAL CORPORATION
                         (Registrant)


     August 14, 1998     By:  /s/ Daniel G. Byrne
     ---------------          --------------------------------------------
          Date                Daniel G. Byrne, Senior Vice President -
                                Finance; Treasurer and Assistant Secretary;
                                Principal Financial Officer and Chief
                                Accounting Officer