Form 10-Q
period 1998-09-30
STERLING FINANCIAL CORP /WA/
filed 1998-11-13
CIK 891106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998
          ------------------

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

                Class                   Outstanding as of October 30, 1998
     ------------------------------    ------------------------------------
     Common Stock ($1.00 par value)                  7,605,612

     STERLING FINANCIAL CORPORATION

     FORM 10-Q
     For the Quarter Ended September 30, 1998

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

     Signature

     PART I - Financial Information
     Item 1 - Financial Statements
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets
     (Unaudited)


                                                 September 30,  December 31,
                                                 1998           1997
                                                 -------------  ------------
                                                 (Dollars in thousands)
     ASSETS
     Cash and cash equivalents:
       Interest bearing                          $    6,076     $   15,858
       Non-interest bearing and vault                56,786         33,564
       Restricted                                    13,218          2,988
     Loans receivable (net of allowance for
       losses of $14,197 and $8,959)              1,313,739      1,069,591
     Loans held-for-sale                              8,836          5,225
     Investments and mortgage-backed
       securities ("MBS"):
         Available for sale                         520,778        656,236
         Held-to-maturity                            13,411         12,750
         Accrued interest receivable
           (including $4,334 and $6,295 on
           investments and MBS)                      14,054         14,058
     Office properties and equipment, net            50,506         37,956
     Real estate owned, net                           6,676          8,817
     Intangible assets, net                          62,628          7,789
     Purchased mortgage servicing rights, net            25          1,170
     Prepaid expenses and other assets               15,449         10,248
                                                 ----------     ----------
             Total assets                        $2,082,182     $1,876,250
                                                 ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits                                    $1,517,845     $1,036,408
     Advances from the Federal Home Loan Bank
       of Seattle ("FHLB Seattle")                  201,319        455,085
     Securities sold subject to repurchase
       agreements and funds purchased               114,996        180,077
     Other borrowings (Note 4)                       97,240         72,240
     Cashiers checks issued and payable              13,612         11,260
     Borrowers' reserves for taxes and insurance      2,692          1,264
     Accrued interest payable                         5,128          5,855
     Accrued expenses and other liabilities          17,354         11,198
                                                 ----------     ----------
       Total liabilities                          1,970,186      1,773,387
                                                 ----------     ----------

     PART I - Financial Information
     Item 1 - Financial Statements
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets, Continued
     (Unaudited)


                                                 September 30,  December 31,
                                                 1998           1997
                                                 -------------  ------------
                                                 (Dollars in thousands)
     LIABILITIES AND SHAREHOLDERS' EQUITY,
     CONTINUED
     Preferred stock, $1 par value; 10,000,000
       shares authorized; 0 shares issued and
       outstanding
     Common stock, $1 par value; 20,000,000
       shares authorized; 7,605,612 and
       7,569,791 shares issued and outstanding   $    7,606     $    7,570
     Additional paid-in capital                      69,793         69,412
     Accumulated comprehensive income (loss):
       Unrealized gain (loss) on investments
       and MBS available for sale, net of
       deferred income tax provision (benefit)
       of $1,750 and ($540)                           3,247         (1,003)
     Retained earnings                               31,350         26,884
                                                 ----------     ----------
         Total shareholders' equity                 111,996        102,863
                                                 ----------     ----------
         Total liabilities and shareholders'
           equity                                $2,082,182     $1,876,250
                                                 ==========     ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income
     (Unaudited)


                                               Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                               --------------------  --------------------
                                               1998       1997       1998       1997
                                               ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
      Interest income:
        Loans                                  $  29,346  $  23,400  $  79,986  $  67,410
        MBS                                        5,677      7,872     19,815     20,184
        Investments and cash equivalents           3,889      3,529     10,736      7,624
                                               ---------  ---------  ---------  ---------
          Total interest income                   38,912     34,801    110,537     95,218
                                               ---------  ---------  ---------  ---------
      Interest expense:
        Deposits                                  15,818     11,852     40,387     33,547
        Short-term borrowings                      4,458      7,979     21,337     17,600
        Long-term borrowings                       3,192      3,413      8,449     10,425
                                               ---------  ---------  ---------  ---------
          Total interest expense                  23,468     23,244     70,173     61,572
                                               ---------  ---------  ---------  ---------
      Net interest income                         15,444     11,557     40,364     33,646
      Provision for loan losses                     (800)      (675)    (4,500)    (1,775)
                                               ---------  ---------  ---------  ---------
      Net interest income after provision
        for loan losses                           14,644     10,882     35,864     31,871
                                               ---------  ---------  ---------  ---------
      Other income:
        Fees and service charges                   2,305      1,264      5,347      3,761
        Mortgage banking operations                  431        442      1,508      1,530
        Loan servicing fees                          176        311        600        968
        Net gain on sales of securities              655        582      1,233      1,154
        Net gain (loss) on sale and operation
          of real estate owned                       (41)        33       (233)       (60)
                                               ---------  ---------  ---------  ---------
            Total other income                     3,526      2,632      8,455      7,353
                                               ---------  ---------  ---------  ---------
      Operating expenses                          13,814      9,432     37,383     27,783
      Income before income taxes                   4,356      4,082      6,936     11,441
      Income tax provision                         1,610      1,551      2,470      4,348
      Net income                                   2,746      2,531      4,466      7,093
      Less preferred stock dividends                   0          0          0       (940)
                                               ---------  ---------  ---------  ---------
      Net income available to common shares    $   2,746  $   2,531  $   4,466  $   6,153
                                               =========  =========  =========  =========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income, Continued
     (Unaudited)


                                               Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                               --------------------  --------------------
                                               1998       1997       1998       1997
                                               ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
      Income per common share - basic          $    0.36  $    0.41  $    0.59  $    1.07
                                               =========  =========  =========  =========
      Income per common share - diluted        $    0.36  $    0.33  $    0.58  $    0.92
                                               =========  =========  =========  =========
      Weighted average common shares
        outstanding - basic                    7,605,612  6,148,920  7,594,983  5,748,837
                                               =========  =========  =========  =========
      Weighted average common shares
        outstanding - diluted                  7,727,174  7,712,628  7,760,142  7,711,949
                                               =========  =========  =========  =========

      The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows
     (Unaudited)


                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1998        1997
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Cash flows from operating activities:
       Net income                                   $   4,466   $   7,093
       Adjustments to reconcile net income to  net
         cash provided by operating activities:
           Provisions for loan and real estate
             owned losses                               4,571       1,832
           Stock dividends on FHLB Seattle stock       (1,635)     (1,499)
           Net gain on sales of loans, securities
             and mortgage servicing rights             (2,459)     (2,332)
           Net loss on sales of office property
             and equipment                                  0           6
           Net gain on sales of real estate owned         (84)       (185)
           Depreciation and amortization                6,078       5,742
           Change in:
             Accrued interest receivable                1,131      (1,586)
             Prepaid expenses and other assets         (7,656)       (923)
             Cashiers checks issued and payable         2,352       4,264
             Accrued interest payable                  (1,463)        645
             Accrued expenses and other
               liabilities                              6,156       2,449
           Proceeds from sales of loans                91,772      88,468
           Loans originated for sale                  (90,649)    (86,665)
                                                    ---------   ---------
                 Net cash provided by operating
                   activities                          12,580      17,309
                                                    ---------   ---------
     Cash flows from investing activities:
       Change in restricted cash                      (10,230)     (1,170)
       Loans disbursed                               (822,729)   (617,407)
       Loan principal received                        690,312     515,677
       Purchase of investments                       (346,686)   (155,450)
       Proceeds from maturities of investments        327,307      80,000
       Purchase of MBS                               (189,717)   (385,086)
       Principal payments on MBS                       62,920      44,017
       Proceeds from sales of MBS                     289,776     204,371
       Purchase of office properties and equipment     (3,920)       (993)
       Proceeds from sales of office properties
         and equipment                                      0          12
       Improvements and other changes to real
         estate owned                                     (66)       (480)
       Proceeds from sales and liquidation of
         real estate owned                              3,950       1,745

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)


                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1998        1997
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Cash flows from investing activities,
       Continued:
         Proceeds from sales of mortgage
           servicing rights                         $   1,123   $       0
         Net cash received from branch acquisition    327,183           0
                                                    ---------   ---------
                 Net cash provided by (used in)
                   investing activities               329,223    (314,764)
                                                    ---------   ---------
     Cash flows from financing activities:
       Net change in checking, passbook and money
         market deposits                               28,970      39,481
       Proceeds from issuance of certificates of
         deposit                                      572,181     310,624
       Payments for maturing certificates of
         deposit                                     (678,007)   (286,492)
       Interest credited to deposits                   40,792      33,614
       Advances from FHLB Seattle                      30,000     355,000
       Repayment of FHLB Seattle advances            (284,063)   (250,061)
       Net change in securities sold subject to
         repurchase agreements and funds purchased    (65,081)     73,776
       Proceeds from other borrowings                  40,000      40,000
       Repayment of other borrowings                  (15,000)          0
       Proceeds from exercise of stock options,
         net of repurchases                               417          28
       Payments to redeem preferred stock and
         fractional shares                                  0        (113)
       Cash dividends on preferred stock                    0        (940)
       Other                                            1,428       1,289
                                                    ---------   ---------
                 Net cash provided by (used in)
                   financing activities              (328,363)    316,206
                                                    ---------   ---------
     Net change in cash and cash equivalents           13,440      18,751
     Cash and cash equivalents, beginning of
       period                                          49,422      32,675
                                                    ---------   ---------
     Cash and cash equivalents, end of period       $  62,862   $  51,426
                                                    =========   =========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)


                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1998        1997
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Supplemental disclosures:
       Cash paid during the period for:
         Interest                                   $  70,900   $  60,927
         Income taxes                                   1,885       2,850
       Non-cash financing and investing
       activities:
         Loans converted into real estate owned         1,730       1,359
         Preferred stock converted to common stock          0      24,523


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Comprehensive Income
     (Unaudited)


                                               Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                               --------------------  --------------------
                                               1998       1997       1998       1997
                                               ---------  ---------  ---------  ---------
                                               (Dollars in thousands)
      Net income                               $   2,746  $   2,531  $   4,466  $   7,093
                                               ---------  ---------  ---------  ---------
      Other comprehensive income, before
        income taxes:
          Change in unrealized gains and
            losses on investments an and
            MBS available for sale                 5,465      3,620      6,540      4,554
        Less deferred income tax provision        (1,913)    (1,267)    (2,290)    (1,592)
      Net other comprehensive income               3,552      2,353      4,250      2,962
                                               ---------  ---------  ---------  ---------
      Comprehensive income                     $   6,298  $   4,884  $   8,716  $  10,055
                                               =========  =========  =========  =========


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements


     1.  General:
         --------
         Notes to the December 31, 1997 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 1997 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three and nine months ended September 30, 1998 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1997 consolidated balance sheet was derived from the audited balance sheet as of that date.

     2.  Interim Financial Statements:
         -----------------------------
         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

     3.  Reclassifications:
         ------------------
         Certain September 30, 1997 balances have been reclassified to conform with the September 30, 1998 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

     4.  Other Borrowings:
         -----------------
         The following table details Sterling's other borrowings.

                                               September 30,  December 31,
                                               1998           1997
                                               -------------  ------------
                                               (Dollars in thousands)

           Term note (1)                          $     0       $15,000
           Advances on line of credit (1)          40,000             0
           8.75% Subordinated Notes Due 2000       17,240        17,240
           Sterling-obligated mandatorily
             redeemable preferred securities
             of subsidiary trust holding
             solely junior subordinated
             deferrable interest debentures
             of Sterling (2)                       40,000        40,000
                                                  -------       -------
                                                  $97,240       $72,240
                                                  =======       =======

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     4.  Other Borrowings, Continued:
         ----------------------------

         (1) In June 1998, Sterling paid off the term note and entered into a $40.0 million line of credit agreement with KeyBank National Association ("KeyBank"). Interest accrues at the London InterBank Offering Rate index plus 2.0% (7.56% at September 30, 1998) and is payable quarterly. This line of credit is for twelve months and may be renewed for an additional six months.

         (2) Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027 or are redeemable at the option of Sterling on June 30, 2002 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     5.  Income Per Share:
         -----------------
         The following table presents the basic and diluted income per share computations.

                                                     Three Months Ended September 30,
                                                     -----------------------------------------------------------------------
                                                     1998                                 1997
                                                     ----------------------------------   ----------------------------------
                                                                  Weighted                             Weighted
                                                                  Avg.        Per Share                Avg.        PerShare
                                                     Net Income   Shares      Amount      Net Income   Shares      Amount
                                                     ----------   ---------   ---------   ----------   ---------   ---------
              Net income                             $2,746,000                           $2,531,000
              Less preferred stock dividends                  0                                    0
                                                     ----------   ---------     -----     ----------   ---------     -----
              Income per common share-basic           2,746,000   7,605,612     $0.36      2,531,000   6,148,920     $0.41
              Effect of dilutive securities:
                Convertible preferred stock                   0           0                        0   1,424,172
                Common stock options                          0     121,562                        0     139,536
                                                     ----------   ---------     -----     ----------   ---------     -----
              Income per common share-diluted        $2,746,000   7,727,174     $0.36     $2,531,000   7,712,628     $0.33
                                                     ==========   =========     =====     ==========   =========     =====
                                                     Nine Months Ended September 30,
                                                     -----------------------------------------------------------------------
                                                     1998                                       1997
                                                     ----------------------------------   ----------------------------------
                                                                  Weighted                             Weighted
                                                                  Avg.        Per Share                Avg.        PerShare
                                                     Net Income   Shares      Amount      Net Income   Shares      Amount
                                                     ----------   ---------   ---------   ----------   ---------   ---------
              Net income                             $4,466,000                           $7,093,000
              Less preferred stock dividends                  0                             (940,000)
                                                     ----------   ---------     -----     ----------   ---------     -----
              Income per common share-basic           4,466,000   7,594,983     $0.59      6,153,000   5,748,837     $1.07
              Effect of dilutive securities:
                Convertible preferred stock                   0           0                  940,000   1,823,576
                Common stock options                          0     165,159                        0     139,536
                                                     ----------   ---------     -----     ----------   ---------     -----
              Income per common share -diluted       $4,466,000   7,760,142     $0.58     $7,093,000   7,711,949     $0.92
                                                     ==========   =========     =====     ==========   =========     =====

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     6.  Operating Expenses:
         -------------------
         The following table details Sterling's components of total operating expenses.

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1998      1997      1998      1997
                                                    -------   --------  -------   -------
                                                    (Dollars in thousands)
               Employee compensation and benefits   $ 6,189   $ 4,026   $15,370   $11,872
               Occupancy and equipment                2,065     1,562     5,198     4,460
               Depreciation                             875       767     2,366     2,325
               Amortization of intangibles            1,448       536     2,523     1,702
               Advertising                              610       452     1,429     1,362
               Data processing                        1,100       521     2,493     1,747
               Insurance                                276       286       750       882
               Legal and accounting                     291       346     1,065     1,104
               Travel and entertainment                 310       267       888       789
               Acquisition and conversion costs (a)       0         0     3,210         0
               Other                                    650       669     2,091     1,540
                                                    -------   -------   -------   -------
                 Total operating expenses           $13,814   $ 9,432   $37,383   $27,783
                                                    =======   =======   =======   =======

         (a) Includes costs associated with mailing customer notices; issuing new checks and ATM cards; training new employees, including related travel; equipping branches with office supplies; implementing a targeted marketing campaign; and converting computer systems.

     7.  Other Accounting Policies:
         --------------------------
         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. Sterling has not yet determined the effect, if any, of implementing SFAS No. 133 on its consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     7.  Other Accounting Policies, Continued:
         -------------------------------------
         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments for an Enterprise and Related Information. Sterling adopted this Statement effective January 1, 1998. Presentation of segment information is not presently required in interim periods.

     8.  Other Events:
         -------------

         ACQUISITION
         -----------
         On April 23, 1998, Sterling entered into a definitive merger agreement ("Agreement") with Big Sky Bancorp, Inc. ("Big Sky"), pursuant to which Big Sky will be merged into Sterling and Big Sky's wholly owned subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"), will be merged into Sterling's wholly owned subsidiary Sterling Savings Bank. At September 30, 1998, First Federal had three branch offices in western Montana with deposits of approximately $50 million and approximately $66 million in total assets.

         The Agreement provides that each share of Big Sky's common stock will be exchanged for 1.384 shares of Sterling's common stock, or up to 497,545 shares of Sterling common stock, depending on the exercise of Big Sky options. The merger is intended to constitute a tax-free reorganization and to be accounted for as a pooling of interests. The merger is scheduled to be completed in mid-November 1998, although there can be no assurance in this regard.

         NAME CHANGE
         -----------
         Effective June 15, 1998, Sterling's wholly owned subsidiary changed its name to Sterling Savings Bank.

         SIGNIFICANT TRANSACTIONS
         ------------------------
         On June 15, 1998, Sterling assumed approximately $518 million in deposit liabilities and acquired certain branch assets corresponding to 33 branch offices of KeyBank. Upon acquisition, the weighted average interest rate on deposits assumed was approximately 3.42%. Sterling incurred an approximately
         $57 million intangible asset associated with the branch acquisition. Sterling is amortizing the intangible asset over a period of 15 years using the straight-line method. With the net cash received from the branch acquisition, Sterling repaid approximately $322 million of certain reverse repurchase borrowings and FHLB Seattle advances.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued



     8.  Other Events, Continued:
         ------------------------

         The following table shows the estimated allocation of the KeyBank branch transaction.

                                                    (Dollars in thousands)
                                                    ----------------------

           Liabilities assumed:
             Certificates of deposit                       $233,864
             NOW accounts                                    79,887
             Non-interest bearing demand accounts            76,419
             Savings and money market accounts              127,330
                                                           --------
                                                            517,500
                                                           --------
           Accrued interest payable                             736
                                                           --------
               Total liabilities assumed                   $518,236
                                                           --------
           Less assets acquired:
             Loans receivable, net                         $121,569
             Office properties and equipment                 10,996
             Accrued interest on loans                        1,126
             Intangible asset                                57,362
                                                           --------
               Total assets acquired                        191,053
                                                           --------
           Net cash received from branch acquisition       $327,183
                                                           ========

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
     STERLING FINANCIAL CORPORATION
     Comparison of the Three and Nine Months Ended September 30, 1998 and
     1997

     ANY TREND OR FORWARD-LOOKING INFORMATION DISCUSSED IN THIS REPORT IS SUBJECT TO NUMEROUS POSSIBLE RISKS AND UNCERTAINTIES. THESE INCLUDE BUT ARE NOT LIMITED TO: THE POSSIBILITY OF ADVERSE ECONOMIC DEVELOPMENTS WHICH MAY, AMONG OTHER THINGS, INCREASE DEFAULT AND DELINQUENCY RISKS IN STERLING'S LOAN PORTFOLIOS; SHIFTS IN INTEREST RATES WHICH MAY RESULT IN LOWER INTEREST RATE MARGINS; CHANGES IN THE QUALITY OR COMPOSITION OF STERLING'S LOAN AND INVESTMENT PORTFOLIOS; SHIFTS IN THE DEMAND FOR STERLING'S LOAN AND OTHER PRODUCTS; LOWER THAN EXPECTED REVENUE OR COST SAVINGS IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES; CHANGES IN THE MONETARY AND FISCAL POLICIES OF THE FEDERAL GOVERNMENT; CHANGES IN LAWS, REGULATIONS AND THE COMPETITIVE ENVIRONMENT. STERLING'S FUTURE RESULTS MAY DIFFER MATERIALLY FROM HISTORICAL RESULTS AS WELL AS FROM ANY TREND OR FORWARD-LOOKING INFORMATION INCLUDED IN THIS REPORT.
     Results of Operations
     ---------------------
     OVERVIEW. Sterling Financial Corporation ("Sterling") recorded net income of $2.7 million, or $0.36 per diluted share, for the three months ended September 30, 1998. This compares with net income of $2.5 million, or $0.33 per diluted share, for the prior year's comparable period. Sterling recorded net income for the nine months ended September 30, 1998 of $4.5 million, which reflects after-tax acquisition costs, conversion costs and other charges of $3.6 million, or $0.58 per diluted share. Core earnings, which are defined as earnings before these acquisition costs, conversion costs and other charges, were $8.1 million, or $1.05 per diluted share. This compares with net income of $7.1 million, or $0.92 per diluted share, for the nine months ended September 30, 1997.

     The annualized return on average assets was 0.52% and 0.56% for the three months ended September 30, 1998 and 1997, respectively. The decrease was due primarily to an increase in average assets relative to net income. For the nine months ended September 30, 1998 and 1997, the annualized return on average assets was 0.30% and 0.57%, respectively. The decrease was due primarily to the $3.6 million in after-tax acquisition and conversion costs recorded in the second quarter of 1998. The annualized return on average equity was 10.2% and 13.0% for the three months ended September 30, 1998 and 1997, respectively. The decrease for these periods was due primarily to a 38.5% increase in average common equity due to conversion of preferred stock to common stock in September 1997. The annualized return on average equity was 5.7% and 12.0% for the nine month period ended September 30, 1998 and 1997, respectively. The changes were due primarily to lower net income and a 53.8% increase in average common equity, reflecting the conversion of preferred stock to common stock in September 1997.

     SIGNIFICANT TRANSACTIONS. Sterling is scheduled to complete the acquisition of Big Sky Bancorp, Inc. and its subsidiary, First Federal Savings and Loan Association of Montana ("First Federal") in mid-November 1998. At September 30, 1998, First Federal had approximately $66 million in total assets and deposits of approximately $50 million.

     On June 15, 1998, Sterling assumed approximately $518 million in deposit liabilities and acquired certain branch assets corresponding to 33 branch offices of KeyBank. Upon acquisition, the weighted average interest rate on deposits assumed was approximately 3.42%. Sterling incurred an approximately $57 million intangible asset associated with the acquisition. Sterling is amortizing the intangible asset over a period of 15 years using the straight-line method. With the net cash received from the branch acquisition, Sterling repaid approximately $322 million of certain reverse repurchase borrowings and FHLB Seattle advances.

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, mortgage-backed securities ("MBS") and investment portfolios, and interest expense, primarily on deposits and borrowings ("NII"). During the three months ended September 30, 1998 and 1997, NII was $15.4 million and $11.6 million, respectively, an increase of 33.6%. During the nine months ended September 30, 1998 and 1997, NII was $40.4 million and $33.6 million, respectively, an increase of 20.0%. Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.

     Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in NII during both periods ended September 30, 1998 was due primarily to the increase in average interest-earning assets and a shift in the mix from investments and MBS to higher-yielding loans.

     During the three months ended September 30, 1998 and 1997, the volume of average interest-earning assets was $1.90 billion and $1.72 billion, respectively. Net interest spread during these periods was 3.18% and 2.41%, respectively. The net interest margin for the three months ended September 30, 1998 and 1997 was 3.22% and 2.66%, respectively. Net interest spread and net interest margin increased significantly from a year ago, due primarily to a lower cost of funds. The acquisition of retail deposits from the KeyBank branch acquisition allowed Sterling to shift from higher-cost FHLB Seattle advances and other borrowings to relatively lower-cost deposits. Net interest margin increased due primarily to the wider spreads, which more than offset the increase in average interest-bearing liabilities. During the nine months ended September 30, 1998 and 1997, the volume of average interest-earning assets was $1.82 billion and $1.58 billion, respectively. For the nine months ended September 30, 1998 and 1997, net interest spread was 2.83% and 2.60%, respectively. Net interest margin was 2.96% and 2.85% during the same periods. The increases in net interest spread and net interest margin were due primarily to the lower rates paid on deposits.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for loan losses of $800,000 and $675,000 for the three months ended September 30, 1998 and 1997, respectively. Sterling recorded provisions of $4.5 million and $1.8 million for the nine months ended September 30, 1998 and 1997, respectively. Sterling's provisions for the three and nine months ended September 30, 1998 reflected a higher concern that the Pacific Northwest economy may be adversely affected by a slowdown in the Asian economy. It also reflected the higher levels of risk from its expanded construction, business banking and consumer lending activities. Management anticipates that its provisions for loan losses will increase in the future as Sterling continues to expand its portfolio of higher yielding, higher risk loans. At September 30, 1998, Sterling's total classified assets were $22.2 million, compared with $15.9 million at September 30, 1997. Total loans delinquent more than 60 days or more decreased to approximately $8.1 million at September 30, 1998, from approximately $9.4 million at September 30, 1997. Total nonperforming loans were $5.3 million at September 30, 1998, compared with $4.7 million at September 30, 1997.

     Management believes the loan loss provisions for the three and nine months ended September 30, 1998 and 1997 represented appropriate additions based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans as well as associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1998      1997      1998      1997
                                                    -------   --------  -------   -------
                                                    (Dollars in thousands)
      Fees and service charges                      $ 2,305   $ 1,264   $ 5,347   $ 3,761
      Mortgage banking operations                       431       442     1,508     1,530
      Loan servicing fees                               176       311       600       968
      Net gain on sales of securities                   655       582     1,233     1,154
      Net gain (loss) on sales and operations
        of real estate owned                            (41)       33      (233)      (60)
                                                    -------   -------   -------   -------
                                                    $ 3,526   $ 2,632   $ 8,455   $ 7,353
                                                    =======   =======   =======   =======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, late charges on loans, escrow fees and commissions on sales of mutual funds and annuity products. The increases in such fees and service charges for the three and nine months ended September 30, 1998, compared with the three and nine months ended September 30, 1997, were due primarily to the increase in fee-related transaction accounts resulting from the KeyBank branch acquisition.

     The following table summarizes loan originations and sales of loans for the periods indicated.

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1998      1997      1998      1997
                                                    -------   --------  -------   -------
                                                    (Dollars in millions)
      Originations of one- to four-family
        permanent mortgage loans                    $  52.0   $  52.0   $ 149.6   $ 113.5
      Sales of residential loans                       22.1      26.5      86.8      87.3
      Principal balances of mortgage loans
        serviced for others                           243.3     484.4     243.3     484.4


     Loan servicing fees decreased for the three and nine months ended September 30, 1998, compared with the prior year's comparable periods, reflecting the $241.1 million decrease in the balance of mortgage loans serviced for others since September 1997. Sterling's average loan servicing portfolios for the nine months ended September 30, 1998 and 1997, were approximately $301.3 million and $516.5 million, respectively.

     During the three months ended September 30, 1998, Sterling sold approximately $42.2 million of MBS, resulting in net gains of $655,000. This compares with net gains of $582,000 for the three months ended September 30, 1997. These sales were prompted by management's desire to capture value on securities exhibiting rising prepayment exposure. During the nine months ended September
     30, 1998, Sterling sold approximately $288.5 million of MBS, resulting in net gains of $1.2 million. Sterling sold approximately
     $203.1 million of MBS in the prior year's comparable period, resulting in net gains of $1.2 million.

     OPERATING EXPENSES. Operating expenses were $13.8 million and $9.4 million for the three months ended September 30, 1998 and 1997, respectively. The increase was due primarily to increased staffing levels, increased intangible amortization and increased data processing and occupancy costs, resulting from the KeyBank branch acquisition. During the nine months ended September 30, 1998 and 1997, operating expenses were $37.4 million and $27.8 million, respectively. The increase during the nine-month period was due primarily to increased staffing levels, increased intangible amortization, increased data processing and occupancy costs, and to acquisition and conversion expenses of $3.2 million, all resulting from the KeyBank branch acquisition. The acquisition and conversion charges included costs associated with mailing customer notices; issuing new checks and ATM cards; training new employees, including related travel; equipping branches with office supplies; implementing a targeted marketing campaign; and converting computer systems.

     Employee compensation and benefits were $6.2 million and $4.0 million for the three months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998 and 1997, employee compensation and benefits were $15.4 million and $11.9 million, respectively. The increases in both periods reflected the personnel hired ion connection with the new branches and increased community bank lending staff. At September 30, 1998, full-time-equivalent employees were 700, compared with 502 at September 30, 1997.

     Amortization of intangibles was $1.4 million and $536,000 for the three months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998 and 1997, amortization was $2.5 million and $1.7 million, respectively. The increase was due primarily to the amortization of the KeyBank intangible asset that is being amortized over 15 years using the straight-line method..

     Data processing expense was $1.1 million and $521,000 for the three months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998 and 1997, data processing expense was $2.5 million and $1.7 million, respectively. These increases were due primarily to the costs incurred to process the substantial increase in deposit and loan transactions.

     Occupancy and equipment expenses increased as a result of building maintenance, property taxes and utility costs due associated with the addition of 33 branches. As a result, occupancy and equipment costs were $2.1 million compared with $1.6 million for the quarters ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998 and 1997, occupancy and equipment costs were $5.2 million and $4.5 million, respectively.

     INCOME TAX PROVISION. Sterling recorded federal and state income tax provisions of $1.6 million for both the three months ended September 30, 1998 and 1997. Tax provisions were $2.5 million and $4.3 million for the nine months ended September 30, 1998 and 1997, respectively. The effective tax rates during these periods approximated the applicable statutory rates.

     Financial Position
     ------------------
     ASSETS. At September 30, 1998, Sterling's assets were $2.08 billion, up 11.0% from $1.88 billion at December 31, 1997. The increase was due primarily to increases associated with the KeyBank branch acquisition as well as internal generation of loans.

     INVESTMENTS AND MBS. Sterling's investment and MBS portfolio at September 30, 1998 was $534.2 million, down $134.8 million from the December 31, 1997 balance of $669.0 million. The decrease was due primarily to net sales of MBS during the period.

     LOANS RECEIVABLE. At September 30, 1998, net loans receivable were $1.31 billion, up $244.1 million from $1.07 billion at December 31, 1997. Approximately half of the increase was due to the acquisition of $123.7 million of KeyBank loans on June 15, 1998. These loans were comprised of consumer and business banking portfolios of $79.9 million and $43.8 million, respectively. Internal loan originations resulted in total loans receivable increasing $168.1 million from December 31, 1997. The most significant area of increase in loan originations for the three months ended September 30, 1998 was in consumer lending. See the loan origination table below.

     The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include undisbursed loan proceeds, unearned discounts, deferred loan origination costs and fees, or allowances for loan losses.

                                              September 30, 1998    December 31, 1997
                                              -------------------   -------------------
                                              Amount       %        Amount       %
                                              ----------   ------   ----------   ------
                                              (Dollars in thousands)
      Residential                             $  279,289    19.1%   $  282,894    24.2%
      Multifamily                                 88,957     6.1        65,621     5.6
      Commercial real estate                     146,285    10.0       118,622    10.1
      Construction                               355,008    24.3       302,279    25.9
      Consumer                                   277,520    19.0       157,277    13.5
      Business banking                           313,287    21.5       241,808    20.7
                                              ----------   -----    ----------   -----
      Total loans receivable                  $1,406,346   100.0%   $1,168,501   100.0%
                                              ==========   =====    ==========   =====

     The following table sets forth Sterling's loan originations for the periods indicated.

                                  Three Months Ended               Nine Months Ended
                                  September 30,                    September 30,
                                  ------------------------------   ------------------------------
                                  1998       1997       % Change   1998       1997       % Change
                                  --------   --------   --------   --------   --------   --------
                                  (Dollars in thousands)
      Residential                 $ 52,025   $ 52,034       0.0%   $149,563   $113,536       31.7%
      Multifamily                   11,345      1,000   1,034.5      40,490     13,815      193.1
      Commercial real estate         3,700      3,600       2.8      18,385     28,600      (35.7)
      Construction                  85,426     78,021       9.5     246,003    220,858       11.4
      Consumer                      36,748     28,609      28.4     102,716     61,117       68.1
      Business banking              30,592     42,465     (28.0)    128,604    115,539       11.3
                                  --------   --------   -------    --------   --------   --------
      Total loans receivable      $219,836   $205,729       6.9%   $685,761   $553,465       23.9%
                                  ========   ========   =======    ========   ========   ========

     DEPOSITS. Total deposits increased $481.4 million to $1.52 billion at September 30, 1998 from $1.04 billion at December 31, 1997. Sterling assumed $517.5 million in deposits associated with the KeyBank branch acquisition in June 1998. For the quarter ended September 30, 1998, the average cost of deposits was 4.36%, compared with 4.92% for the quarter ended September 30, 1997.

     The following table sets forth the composition of Sterling's deposits at the dates indicated.

                                              September 30, 1998    December 31, 1997
                                              -------------------   -------------------
                                              Amount       %        Amount       %
                                              ----------   ------   ----------   ------
                                              (Dollars in thousands)
      Certificates of deposit                 $  828,954    54.6%   $  670,137    64.7%
      Checking                                   280,558    18.5       119,359    11.5
      Savings and money market                   408,333    26.9       246,912    23.8
                                              ----------   -----    ----------   -----
      Total deposits                          $1,517,845   100.0%   $1,036,408   100.0%
                                              ==========   =====    ==========   =====

     BORROWINGS. Sterling's primary sources of borrowing are the FHLB Seattle advances, securities sold under agreements to repurchase and other borrowings. At September 30, 1998, total borrowings were $413.6 million, compared with $707.4 million at December 31, 1997, a decrease of $293.8 million. The decrease reflects the repayment of certain borrowings with the net cash acquired with the KeyBank branch acquisition, thereby replacing wholesale funds with lower cost deposit funding sources. FHLB Seattle advances outstanding have decreased by $253.8 million since December 31, 1997. See "Liquidity and Sources of Funds."

     Asset and Liability Management
     ------------------------------
     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV") or estimated fair value, are subject to fluctuations in interest rates. For example, Sterling's adjustable-rate mortgages are primarily indexed to the weekly average yield on one-year U.S. Treasury securities. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans; whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution's portfolio as well as its NII.

     Sterling maintains an asset and liability management program intended to manage NII through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates. Sterling uses a simulation model designed to measure the sensitivity of NII and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of NII and NPV given various interest rate forecasts and alternative strategies. The model is also designed to also to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates and at hypothetical higher and lower interest rates at various intervals.
     The present value of each major category of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. The present value of longer term fixed-rate financial instruments is more difficult to estimate because such instruments are susceptible to changes in market interest rates. Present value estimates of adjustable-rate financial instruments are more reliable since they represent the difference between the contractual and discounted rates until the next interest rate repricing date.

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

     With the acquisition of the KeyBank branches, Sterling's NPV decreased, primarily reflecting the increase in intangible assets, thereby reflecting a higher profile of IRR. Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV through the origination and retention of variable rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, and by increasing the level of its core deposits, which are generally a lower cost funding source than borrowings. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

     The following table presents Sterling's estimates of changes in NPV for the periods indicated. The results indicate the impact of instantaneous, parallel shifts in the market yield curve. These calculations which are highly subjective and technical are relative measurements of IRR, do not reflect any expected rate movement and may differ materially from regulatory calculations.


      At September 30, 1998                                At December 31, 1997
      ------------------------------------------------     --------------------------------
                                  Ratio of                           Ratio of
      Change in                   NPV to                             NPV to
      Interest Rates              the Present    %                   the Present    %
      in Basis Points             Value of       Change              Value of       Change
      (Rate Shock)      NPV       Total Assets   in NPV    NPV       Total Assets   in NPV
      ---------------   --------  ------------   -------   --------  ------------   -------
      (Dollars in thousands)
      +300              $ 33,047     1.67%       (61.8)%   $ 56,193     3.18%       (50.9)%
      +200                51,160     2.55        (40.9)      80,857     4.47        (29.4)
      +100                73,278     3.59        (15.4)     104,439     5.65         (8.8)
      Static              86,593     4.20          N/A      114,503     6.09          N/A
      -100                69,479     3.38        (19.8)     107,104     5.64         (6.5)
      -200                60,419     2.94        (30.2)      90,190     4.72        (21.2)
      -300                64,268     3.10        (25.8)      69,152     3.60        (39.6)

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one- and three-year cumulative gap positions to be a negative 10.3% and negative 4.8% at September 30, 1998. This compares with Sterling's one- and three-year gap positions of negative 12.2% and negative 12.8% at September 30, 1997. The one- and three-year gap positions have narrowed due to the replacement of short-term borrowings with longer maturity deposits and faster prepayments in the loan and investment portfolios caused by the lower interest rate environment. Management attempts to maintain Sterling's gap position between negative 5% and negative 20%. At September 30, 1998, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

     Liquidity and Sources of Funds
     ------------------------------
     Sterling's primary sources of funds are derived from financing and investing activities. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased to $1.52 billion at September
     30, 1998, from $1.04 billion at December 31, 1997. Advances from the FHLB Seattle decreased to $201.3 million at September 30, 1998 from $455.1 million at December 31, 1997. At September 30, 1998 and December 31, 1997, securities sold subject to repurchase agreements were $115.0 million and $180.1 million, respectively. These borrowings are collateralized by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings. The maturities of reverse repurchase agreements are generally less than twelve months and are subject to more frequent repricing than are other types of borrowings.

     In connection with its Year 2000 compliance plan, Sterling is focusing on identifying potential demand for funds from its loan and deposit customers. See "Year 2000 Issues."

     During the nine months ended September 30, 1998, Sterling received net cash from the KeyBank branch acquisition of approximately $327.2 million. Other cash was provided by investing activities consisting of principal and interest payments on loans and MBS and sales of MBS. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the nine months ended September 30, 1998, net cash was used in investing activities primarily to purchase investments and MBS and to fund loans.

     Sterling Savings Bank's credit line with the FHLB Seattle provides for borrowings of up to 35% of its total assets. At September 30, 1998, this credit line represented a total borrowing capacity of approximately $772.2 million, of which $570.9 million was available.

     Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At September 30, 1998, Sterling Savings Bank had $115.0 million in outstanding borrowings under reverse repurchase agreements and securities available for additional secured borrowings of approximately $258.5 million. Sterling Savings Bank also had a secured line of credit agreement from a commercial bank of approximately $10.0 million as of September 30, 1998, but had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling had cash and other resources of approximately $2.2 million and a line of credit from a commercial bank of approximately $5.0 million at September 30, 1998, but had no funds drawn on this line of credit. At September 30, 1998, Sterling had drawn all the funds on a $40.0 million twelve-month line of credit from a commercial bank. Sterling has the option of renewing this line of credit for an additional six months. All of the proceeds of this loan were contributed to Sterling Savings Bank to enhance its regulatory capital ratios and to substantially offset the intangible asset incurred in connection with the KeyBank branch acquisition. The line of credit is secured by all of the stock of Sterling Savings Bank. At September 30, 1998, Sterling had an investment of
     $88.6 million in the Preferred Stock of Sterling Savings Bank, compared with $66.1 million at December 31, 1997. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of
     $5.8 million during the nine months ended September 30, 1998. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its 8.75% Subordinated Notes Due 2000 (the "Subordinated Notes") and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the Office of Thrift Supervision ("OTS").

     OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At September 30, 1998 and December 31, 1997, Sterling Savings Bank's liquidity ratios were 12.8% and 13.0%, respectively. The lower level of liquidity at September 30, 1998 was due primarily to an increase in the balance of net withdrawable deposits. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     Capital Resources
     -----------------
     Sterling's total shareholders' equity was $112.0 million at September 30, 1998 compared with $102.9 million at December 31, 1997. The increase in total shareholders' equity was due primarily to an increase in retained earnings for the nine-month period and the increase in the market value of available for sale investments and MBS. At September 30, 1998 and December 31, 1997, shareholders' equity was 5.4% and 5.5% of total assets, respectively.

     At September 30, 1998, Sterling had an unrealized gain of $3.2 million, net of related income taxes, on investments and MBS classified as available for sale. At December 31, 1997, Sterling had a net unrealized loss of $1.0 million on investments and MBS. The increase of $4.2 million since the beginning of the year is attributable to the sharp decrease in long-term interest rates over the past nine months. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods.

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

     In order to integrate the newly acquired branches and expand branch locations, Sterling anticipates total capital expenditures of approximately $1.9 million for the remainder of the year ending December 31, 1998. Sterling anticipates continuing to fund these capital expenditures from various sources, including retained earnings and borrowings with various maturities. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

     Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios through sales of stock to

     Sterling, the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 1998, Sterling Savings Bank exceeded all applicable regulatory capital requirements.

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

     Year 2000 Issues
     ----------------
     The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beginning on January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The potential failure on January 1, 2000 of computer systems that use two-digit calendar notations has developed into a major concern for financial institutions and other entities.

     To address this concern, Sterling has created a Year 2000 Action Plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. At September 30, 1998, Sterling had completed the awareness and assessment phases of its Year 2000 Action Plan. The awareness phase included gaining understanding and support, committing resources to the plan, establishing a project team consisting of senior managers and department heads, and developing a strategy to address all internal and external systems.

     The assessment phase involved attempting to identify all critical business processes and determining the impact of the Year 2000 issues on all computer systems throughout the organization. This assessment included critical functions and systems not generally included in the information systems category, such as fax machines, telephone switches, elevators, vaults, ATMs and security systems. Certain vendors were contacted and asked to submit certification letters stating that they are adequately addressing Year 2000 conversion issues. An assessment of our data service provider, The BISYS Group, Inc. ("BISYS"), was conducted by federal regulatory agencies.

     Sterling has completed an evaluation of its deposit base and identified potential problems due to concentrations. Management will assess whether those concentrations are at risk due to Year 2000 problems. All financial institutions are considering the possibility of some level of reduction in deposits during the month of December 1999. Sterling has determined that several borrowing sources are and will be available so adequate funding in December 1999 will not be a problem, although there can be no assurance in this regard.

     In conjunction with its review of Year 2000 issues, Sterling has endeavored to assess the impact of the Year 2000 event on significant borrowers and their ability to repay loans. Sterling is currently evaluating its allowances for loan losses with its review of Year 2000 concerns in relation to its borrowers.

     Sterling estimates that testing, renovation and/or replacement of hardware, proprietary programs, security systems, facility systems and non-BISYS software will be largely completed by December 31, 1998. Testing of BISYS-supported software and systems is scheduled to be completed in early 1999.

     It is currently estimated that the aggregate cost of Sterling's Year 2000 readiness efforts will be approximately $870,000, of which approximately $284,000 has been spent. The costs associated with the replacement of computerized hardware or equipment (currently estimated to be approximately $305,000), substantially all of which will be capitalized, are included in the estimate. Costs relating to recent acquisitions and mergers are also included in the estimate. All other costs are being expensed as they are incurred and are being funded through operating cash flow. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

     Sterling is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal operations. Sterling expects to substantially complete its contingency planning by the end of 1998. Depending on the systems affected, these plans could include short to medium-term use of backup equipment and software, increased work hours for Sterling personnel, implementation of manual workarounds for information systems or department functions, or similar approaches.

     The discussion of Sterling's efforts and management's expectations relating to Year 2000 readiness included forward-looking statements. Although Sterling expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations, it is not possible to determine with complete certainty that all Year 2000 problems affecting the company will be identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that Sterling could likely suffer the following consequences:

     1. a significant number of operational inconveniences and inefficiencies for Sterling and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

     2. a lesser number of serious system failures that may require significant efforts by Sterling or its customers to prevent or alleviate material business disruptions.

     Sterling's Year 2000 Action Plan is expected to significantly reduce Sterling's level of uncertainty about the Year 2000 event and, in particular, about the Year 2000 compliance and readiness of its external vendors and major customers. Sterling believes that, with the implementation of its Action Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced, although there can be no assurance in this regard.

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

     None.

     Item 3 - Defaults upon Senior Securities

     None.

     Item 4 - Submission of Matters to a Vote of Security Holders

     None.

     Item 5 - Other Information

     None.

     Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit No.  Exhibit
     ---------------  -----------------------------------------------------
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

     3.3              Copy of Amended and Restated Bylaws of Registrant.
                      Filed as Exhibit 3.3 to Registrant's Form S-4 dated June 24, 1998 and incorporated by reference herein.

     (a) Exhibit No.  Exhibit
     ---------------  -----------------------------------------------------
     4.1              Reference is made to Exhibits 3.1 and 3.2.

     4.2 The Registrant has outstanding certain long-term debt. None of such debt exceeds ten percent of Registrant's total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

     27.1             Financial Data Schedule.  Filed herewith.

     Reports on Form 8-K. No reports were filed during the three months ended September 30, 1998.

     STERLING FINANCIAL CORPORATION


     Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     November 13, 1998                  By: /s/ Daniel G. Byrne
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