Form 10-K
period 1998-12-31
STERLING FINANCIAL CORP /WA/
filed 1999-03-26
CIK 891106

                                   FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the year ended   December 31, 1998
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from      to

                       COMMISSION FILE NUMBER   0-20800

                        STERLING FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

                 Washington                         91-1572822
       (State or other jurisdiction of   (IRS Employer Identification No.)
        incorporation or organization)

               111 North Wall Street, Spokane, Washington 99201
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (509) 458-2711

          Securities registered pursuant to Section 12(b) of the Act:
                     None                None
                  (Title of class)  (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock ($1.00 par value)
                       8.75% Subordinated Notes Due 2000
                 9.50% Cumulative Capital Securities Due 2027
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

As of February 26, 1999, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the Nasdaq National Market, was $130,735,508.

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, as of February 26, 1999 was 8,072,021.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant's Proxy Statement dated March 26, 1999 are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                         STERLING FINANCIAL CORPORATION

                  DECEMBER 31, 1998 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I.............................................................................................     1
    Item 1. Business...............................................................................     1
        General....................................................................................     1
        Growth and Acquisition Strategies..........................................................     2
        Lending Activities.........................................................................     2
        Investments and Mortgage-Backed Securities.................................................    13
        Sources of Funds...........................................................................    14
        Subsidiaries...............................................................................    20
        Competition................................................................................    20
        Personnel..................................................................................    21
        Regulation.................................................................................    21
    Item 2. Properties.............................................................................    29
    Item 3. Legal Proceedings......................................................................    29
    Item 4. Submission of Matters to a Vote of Security Holders....................................    29

PART II............................................................................................    30
    Item 5. Market for the Registrant's Stock and Related Shareholder Matters......................    30
    Item 6. Selected Financial Data................................................................    31
    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..    33
        General....................................................................................    33
        Net Interest Income........................................................................    33
        Asset and Liability Management.............................................................    36
        Financial Position.........................................................................    39
        Results of Operations for the Years Ended December 31, 1998 and 1997.......................    40
        Results of Operations for the Six Months Ended December 31, 1996 and 1995..................    42
        Results of Operations for Fiscal Years Ended June 30, 1996 and 1995........................    45
        Liquidity and Sources of Funds.............................................................    47
        Capital Resources..........................................................................    48
        New Accounting Standards...................................................................    49
        Year 2000 Issues...........................................................................    50
        Effects of Inflation and Changing Prices...................................................    51
    Item 7. A. Quantitative and Qualitative Disclosures About Market Risk..........................    51
    Item 8. Financial Statements and Supplementary Data............................................    51
    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    51

PART III...........................................................................................    51
    Item 10. Directors and Executive Officers of the Registrant....................................    51
    Item 11. Executive Compensation................................................................    51
    Item 12. Security Ownership of Certain Beneficial Owners and Management........................    51
    Item 13. Certain Relationships and Related Transactions........................................    51

PART IV............................................................................................    52
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................    52

SIGNATURES.........................................................................................    54


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

Item 1.   Business

General

          Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank ("Sterling Savings Bank"), formerly Sterling Savings Association. The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial").
Sterling Savings Bank commenced operations in 1983 as a State of Washington-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

          Sterling endeavors to provide personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with $2.31 billion in total assets at December 31, 1998, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as ten Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

          Recently, Sterling has focused its efforts on becoming more like a community bank by increasing its business banking, consumer and construction lending while increasing its retail deposits. Sterling's revenues are derived primarily from interest earned on loans, investments and mortgage-backed securities ("MBS"), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor"). See "Regulation."

          To further enhance its presence in the Pacific Northwest market, Sterling has been working to expand its community bank delivery system, focusing primarily on deposit gathering and lending. Sterling completed the acquisition of Big Sky Bancorp, Inc. ("Big Sky") and its subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"), on November 13, 1998. On that date, First Federal had approximately $66 million in total assets and deposits of approximately $50 million. The merger with Big Sky was accounted for as a pooling of interests; and accordingly, all historical amounts have been restated to include the results of Big Sky.

          On June 15, 1998, Sterling acquired 33 branch offices in Washington, Idaho and Oregon from KeyBank National Association ("KeyBank"). The purchase included $518 million of deposit balances and $125 million of loan balances. Upon acquisition, the weighted average interest rate on deposits assumed was 3.42%. Sterling incurred an approximate $57 million intangible asset associated with the acquisition. Sterling is amortizing the intangible asset over a period of 15 years using the straight-line method. With the net cash received from the branch acquisition, Sterling repaid approximately $322 million of certain reverse repurchase borrowings and Federal Home Loan Bank of Seattle ("FHLB Seattle") advances.

          Sterling changed its fiscal year-end from June 30 to December 31, effective December 31, 1996. Accordingly, results of operations included herein have been presented for the years ended December 31, 1998 and 1997, six months ended December 31, 1996 and 1995 and the fiscal year ended June 30, 1996. See
Note 1 of "Notes to Consolidated Financial Statements" included herein.

Growth and Acquisition Strategies

          Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial institutions or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. There is significant competition for acquisitions in Sterling's market area, and Sterling may not be able to acquire other institutions on attractive terms. Furthermore, the success of Sterling's growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

Lending Activities

          Focus on Community Lending. In recent years, Sterling has focused its efforts on becoming more like a community retail bank. Accordingly, Sterling is increasing its business banking, consumer and construction lending. Business banking, consumer and construction loans generally produce higher yields than residential mortgage loans. Such loans, however, generally involve a higher degree of risk than the financing of residential real estate.

          Business Banking Lending. Sterling has a Business Banking Group which provides a full range of credit products to small- and medium-sized businesses, including consumer, private banking and agriculture loans. Credit products include lines of credit, receivables and inventory financing, equipment loans, and permanent and construction real restate financing. Loans may be made on an unsecured, partially-secured or fully-secured basis. The credit product line for both businesses and individuals includes standardized products as well as customized, individual accommodations.

          Sterling has established minimum underwriting standards which delineate criteria for sources of repayment, financial strength and credit enhancements such as guarantees. Typically, the primary source of repayment is recurring cash flow of the borrower or cash flow from the business or project being financed. Depending on the type of loan, underwriting standards include minimum financial requirements, maximum loan-to-collateral value ratios, minimum cash flow coverage of debt service, debt-to-income ratios and minimum liquidity requirements. Exceptions to the minimum underwriting standards may be made depending upon the type of loan and financial strength of the borrower. All exceptions are reported to the Sterling Senior Loan Committee and in some cases are reported to Sterling's Board of Directors. Common forms of collateral pledged to secure business banking loans include real estate, accounts receivable, inventory, equipment, agricultural crops or livestock and marketable securities. Most loans have maximum terms of one to seven years and loan-to-value ratios in the range of 65% to 80%, based on an analysis of the collateral pledged.

          Sterling's Consumer Lending Group provides loans for home improvements, automobiles, personal lines of credit, boats and certain other purposes. Generally, consumer loans are originated for terms ranging from six months to ten years. Interest rates are either fixed or adjustable monthly, quarterly or semiannually, based on a contractual formula at a margin over an established external index. Sterling also makes loans collateralized by savings accounts and second mortgage loans collateralized by real estate. Fixed-rate secured financing is available with amortization terms up to 15 years.

          Sterling's Private Banking Group provides services to higher-net-worth and higher-income borrowers by originating a variety of consumer and business banking loans. Such loans generally but do not always meet the same underwriting requirements as general consumer loans of the same type. Private banking loans typically involve larger balances and may have nonstandard terms.

          Sterling's Agriculture Lending Group offers agriculture loans to a variety of agricultural producers. In connection with such loans, Sterling endeavors to appropriately evaluate the borrowers' financial, production, marketing and management abilities. Such loans may include annual operating loans and term loans to finance the purchase of machinery, equipment, production livestock and real estate. Such loans also may be made to cover interim operating and family living expenses.

          Sterling actively participates in the transportation finance market, primarily through consumer indirect auto loans (sales finance contracts). Sterling also makes direct (branch originated) auto loans and marine and recreational vehicle loans. Most applicants for these credit products are assigned a credit score which is designed to indicate the relative probability of repayment. The credit scoring models are validated as to their predictive power on a periodic basis. The Consumer Lending Group includes in its credit criteria other judgmental factors, such as the advance rate and debt-to-income ratio, which are used to augment this credit score. However, all credit decisions made contrary to an established cut-off score are required to be supported and documented by a credit officer with the appropriate approval authority. Consumer loans, especially those originated through dealers, generally have greater inherent risks than other types of loans. At December 31, 1998, consumer direct and indirect loans were 14.0% and 4.0%, respectively, of Sterling's total loan portfolio.

          Business banking loans generally involve a higher degree of risk than the financing of real estate, primarily because collateral is more difficult to appraise, security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Business banking loans, however, typically offer relatively higher yields and variable interest rates. The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling. Sterling is permitted to hold 20% of its assets in certain business banking loans. At December 31, 1998, certain business banking loans subject to this limit were approximately 8% of total assets. At December 31, 1998, all business banking loans were 19.6% of Sterling's total loan portfolio.

          One- to Four-Family Residential Lending. Sterling originates fixed-rate and adjustable rate mortgages ("ARMs"), which have interest rates that adjust annually or every three, five and seven years and are indexed to a variety of market indices. Sterling also originates one- to four-family residential construction loans.

          Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market. Within the secondary mortgage market for conventional loans, Sterling sells its residential loans primarily on a servicing-released basis to others. Sterling also sells loans to the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal National Mortgage Association (the "FNMA"). Sterling endeavors to underwrite residential loans in compliance with FHLMC and FNMA underwriting standards. Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans which are not underwritten in accordance with FHLMC and FNMA or applicable investor underwriting guidelines. At December 31, 1998, 21.3% of Sterling's total loan portfolio consisted of conventional one- to four-family residential loans.

          Conventional residential mortgage loans are originated for up to 95% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase private mortgage insurance from approved third parties so that Sterling's risk is limited to approximately 80% of the appraised value on all loans with loan-to-value ratios in excess of 80%. Sterling's residential lending programs are designed to comply with all applicable regulatory requirements. For a discussion of Sterling's management of interest rate risk ("IRR") on conventional loans, see "- Secondary Market Activities."

          Sterling makes residential construction loans on custom homes, presold homes and homes that are built for sale. Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Sterling's risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Sterling endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers and by dealing only with qualified builders/borrowers.

          At December 31, 1998, 12.8% of Sterling's total loan portfolio consisted of one- to four-family residential construction loans, approximately 74% of which were for properties that were built for sale. Further, approximately 63% of Sterling's one- to four-family residential construction loan portfolio was concentrated in the Portland, Oregon market which is served by one loan production office. A reduction in the demand for residential housing, particularly in that market, could have a negative impact on Sterling.

          Multifamily Residential and Commercial Property Lending. Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property primarily in the Pacific Northwest. Construction loans on such properties typically have terms of 12 to 18 months and provide for variable interest rates. Permanent loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial property loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because they typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending. These risks include excessive vacancy rates or inadequate operating cash flows. Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner. Sterling attempts to reduce its exposure to these risks, typically by investigating the borrowers' finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers. At December 31, 1998, 9.5% of Sterling's total loan portfolio consisted of multifamily residential construction and commercial property construction loans.

        The following table sets forth information on loan origination and sale activities for the periods indicated.

                                        Years Ended December 31,        Six Months Ended December 31,
                                   ----------------------------------  -------------------------------- Fiscal Year Ended
                                          1998              1997             1996             1995        June 30, 1996
                                   -----------------  ---------------  ---------------  ---------------  ---------------
                                     Amount      %     Amount     %     Amount     %     Amount     %     Amount     %
                                   ----------  -----  --------  -----  --------  -----  --------  -----  --------  -----
                                                              (Dollars in thousands)
Mortgage - permanent:
One- to four-family residential..  $  241,725   24.0  $179,297   22.2  $ 75,036   23.5  $126,051   35.5  $221,110   32.0
Multifamily residential..........      83,904    8.3    29,015    3.6     2,200    0.7     9,875    2.8    11,429    1.6
Commercial property..............      34,735    3.5    36,410    4.5    16,865    5.3    25,861    7.3    28,861    4.2

Mortgage - construction:
One- to four-family residential..     226,025   22.5   217,973   26.9    94,765   29.7    76,199   21.5   177,838   25.8
Multifamily residential..........      47,809    4.8    62,356    7.7    12,735    4.0    29,303    8.2    68,169    9.9
Commercial property..............      42,301    4.2    10,825    1.3    10,925    3.5    17,455    4.9    35,234    5.1

Non-mortgage:
Consumer - direct................      99,449    9.8    79,448    9.8    33,535   10.5    26,226    7.4    49,473    7.2
Consumer - indirect..............      51,958    5.2    20,955    2.6         0    0.0         0    0.0         0    0.0
Business banking.................     178,209   17.7   173,014   21.4    72,676   22.8    44,015   12.4    97,822   14.2
                                   ----------  -----  --------  -----  --------  -----  --------  -----  --------  -----

Total loans originated...........  $1,006,115  100.0  $809,293  100.0  $318,737  100.0  $354,985  100.0  $689,936  100.0
                                   ==========  =====  ========  =====  ========  =====  ========  =====  ========  =====
One- to four-family residential
 mortgage loans sold.............  $  110,151         $108,004         $ 77,856         $122,797         $232,061
                                   ==========         ========         ========         ========         ========

         Loan Portfolio Analysis. The following table sets forth the composition of Sterling's loan portfolio by type of loan at the dates indicated.

                                                         December 31,
                                  ---------------------------------------------------------
                                         1998               1997                1996
                                  -----------------   -----------------   -----------------
                                    Amount      %       Amount      %       Amount      %
                                  ----------  -----   ----------  -----   ----------  -----
                                                  (Dollars in thousands)
Mortgage - permanent:
One- to four-family
 residential...............       $  342,757   21.3   $  313,792   26.0   $  304,216   28.4
Multifamily residential....          124,656    7.7       68,697    5.7       73,455    6.9
Commercial property........          177,912   11.1      120,068   10.0      104,372    9.7
Land and other.............                0    0.0          434    0.0          385    0.0
                                  ----------  -----   ----------  -----   ----------  -----
                                     645,325   40.1      502,991   41.7      482,428   45.0
                                  ----------  -----   ----------  -----   ----------  -----
Mortgage - construction:
One- to four-family
 residential...............          206,139   12.8      179,495   14.9      148,786   13.9
Multifamily residential....           98,934    6.2       97,059    8.0       77,743    7.3
Commercial property........           53,641    3.3       26,386    2.2       37,875    3.5
                                  ----------  -----   ----------  -----   ----------  -----
                                     358,714   22.3      302,940   25.1      264,404   24.7
                                  ----------  -----   ----------  -----   ----------  -----
Total mortgage loans.......        1,004,039   62.4      805,931   66.8      746,832   69.7

Consumer - direct..........          224,651   14.0      139,666   11.6      124,529   11.6
Consumer - indirect........           64,764    4.0       19,016    1.6            0    0.0
Business banking...........          315,614   19.6      241,808   20.0      199,848   18.7
                                  ----------  -----   ----------  -----   ----------  -----

Total loans receivable.....        1,609,068  100.0    1,206,421  100.0    1,071,209  100.0
                                  ----------  =====   ----------  =====   ----------  =====

Undisbursed portion of
  loans in process.........         (125,147)            (91,048)            (92,151)
Deferred loan origination
 (fees) and costs..........           (2,309)                232                 156
Premium (discount) on loans
 acquired pursuant to
  purchase transactions....            1,545                (380)               (629)
Allowance for loan losses..          (14,623)             (9,486)             (8,389)
                                  ----------          ----------          ----------

Loans receivable, net......       $1,468,534          $1,105,739          $  970,196
                                  ==========          ==========          ==========



                                                          June 30,
                                  ---------------------------------------------------------
                                         1996               1995                1994
                                  -----------------   -----------------   -----------------
                                    Amount      %       Amount      %       Amount      %
                                  ----------  -----   ----------  -----   ----------  -----
                                                  (Dollars in thousands)
Mortgage - permanent:
One- to four-family
 residential...............       $  332,819   31.9   $  632,062   53.8     $607,551   64.9
Multifamily residential....           68,154    6.5       63,977    5.5       49,414    5.3
Commercial property........          103,480    9.9       88,554    7.5       82,131    8.8
Land and other.............              398    0.0        2,301    0.2        2,734    0.3
                                  ----------  -----   ----------  -----     --------  -----
                                     504,851   48.3      786,894   67.0      741,830   79.3
                                  ----------  -----   ----------  -----     --------  -----
Mortgage - construction:
One- to four-family
 residential...............          138,030   13.2      113,761    9.7       37,760    4.0
Multifamily residential....           79,048    7.6       42,158    3.6       31,856    3.4
Commercial property........           40,003    3.8       22,630    1.9          833    0.1
                                  ----------  -----   ----------  -----     --------  -----
                                     257,081   24.6      178,549   15.2       70,449    7.5
                                  ----------  -----   ----------  -----     --------  -----
Total mortgage loans.......          761,932   72.9      965,443   82.2      812,279   86.8

Consumer - direct..........          112,811   10.8      109,373    9.3       70,429    7.5
Consumer - indirect........                0    0.0            0    0.0            0    0.0
Business banking...........          169,830   16.3       99,528    8.5       52,700    5.7
                                  ----------  -----   ----------  -----     --------  -----

Total loans receivable.....        1,044,573  100.0    1,174,344  100.0      935,408  100.0
                                  ----------  =====   ----------  =====     --------  -----

Undisbursed portion of
  loans in process.........         (112,493)            (73,761)            (44,377)
Deferred loan origination
 (fees) and costs..........              556               2,803               1,748
Premium (discount) on loans
 acquired pursuant to
  purchase transactions....             (776)             (1,122)             (1,508)
Allowance for loan losses..           (8,366)             (7,796)             (6,133)
                                  ----------          ----------            --------

Loans receivable, net......       $  923,494          $1,094,468            $885,138
                                  ==========          ==========            ========

          Contractual Principal Payments. The following table sets forth the scheduled contractual principal repayments for Sterling's loan portfolio at December 31, 1998. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts and premiums, deferred loan origination costs and fees, or allowances for loan losses.

                                                    Principal Payments
                                                      Contractually
                                 Balance           Due in Fiscal Years
                              Outstanding at   ---------------------------
                             December 31, 1998  1999  2000-2003 Thereafter
                             ----------------- ------ --------- ----------
                                        (Dollars in thousands)
Mortgage - permanent:
       Fixed rate.............  $  354,608   $ 14,442  $ 50,037  $290,129
       Variable rate..........     290,717     12,463    57,636   220,618
     Mortgage - construction..     358,714    302,008    46,218    10,488
     Consumer - direct........     224,651     39,373    82,822   102,456
     Consumer - indirect......      64,764     11,021    48,255     5,488
     Business banking.........     315,614     98,443    77,698   139,473
                                ----------   --------  --------  --------

                                $1,609,068   $477,750  $362,666  $768,652
                                ==========   ========  ========  ========

          Loan Servicing.   Sterling services its own loans as well as loans
owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures in the event of unremedied defaults.

          For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 0.25% to 0.375% of the unpaid principal balance of each loan, to compensate for the costs of performing the servicing function. At December 31, 1998 and 1997, Sterling serviced for itself and for other investors residential mortgage loans totaling $985.6 million and $1.1 billion, respectively. Of such mortgage loans, Sterling serviced $193.2 million and $379.4 million, respectively, at these dates for the FHLMC and the FNMA. Sterling's ability to continue as a seller/servicer for the FHLMC and the FNMA is dependent upon meeting the qualifications of these agencies. Sterling currently meets all applicable requirements.

          From time to time, Sterling sells portfolios of servicing rights primarily to improve earnings and to increase its regulatory capital ratios. During the year ended December 31, 1998 and the fiscal year ended June 30, 1996, Sterling sold, in bulk, rights to service conventional loans for others of approximately $117.6 million and $172.2 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereafter referred to as "Management's Discussion and Analysis") - Results of Operations - Other Income."

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

          In recent years, the majority of conventional, Federal Housing Administration ("FHA") and Veteran's Administration ("VA") insured loans have been sold into the secondary market on a loan-by-loan servicing-released basis. Sterling generally receives a fee of approximately 1.0% to 2.0% of the principal balance of such loans for releasing the servicing.

          Loan Commitments. Sterling uses written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans aggregating $296.7 million at December 31, 1998. Sterling also had secured and unsecured commercial and personal lines of credit totaling approximately $166.0 million, of which the undisbursed portion was approximately $86.5 million at December 31, 1998. See Note 17 of "Notes to Consolidated Financial Statements."

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

          Under this system, Sterling classifies loans and other assets it considers of questionable quality. Sterling's system employs the classification categories of "substandard," "doubtful" and "loss." Substandard assets have deficiencies which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets decreased to $17.7 million at December 31, 1998 from $19.4 million at December 31, 1997. As a percentage of total assets, classified assets were 0.8% and 1.0%, respectively, for these periods. See "- Major Classified Loans."

          Assets classified as substandard or doubtful require the establishment of general valuation allowances in amounts considered by management to be adequate under generally accepted accounting principles ("GAAP"). Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount. At December 31, 1998, Sterling's assets classified as loss totaled $711,000. Judgments regarding the adequacy of a general valuation allowance are based on on-going evaluations of the nature, volume and quality of the loan portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

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

                                               Years Ended          Six Months        Fiscal Year
                                               December 31,           Ended              Ended
                                           --------------------     December 31,        June 30,
                                            1998         1997          1996               1996
                                           -------      -------     ------------      -----------
                                                             (Dollars in thousands)
 Balance at beginning of period.........   $ 8,817      $ 3,974       $ 4,874           $ 5,298
 Loan foreclosures and other additions..     2,394        6,865         1,839             1,628
 Capitalized expenses...................       202          627           181               124
 Sales and other reductions.............    (5,110)      (2,476)       (2,889)           (2,108)
 Provisions for losses..................       (71)        (173)          (31)              (68)
                                           -------      -------       -------           -------

 Balance at end of period...............   $ 6,232      $ 8,817       $ 3,974           $ 4,874
                                           =======      =======       =======           =======

          Major Classified Loans. Each of Sterling's classified loans with a net carrying value at December 31, 1998 of more than $400,000 is described below.

          Sterling holds a residential construction loan secured by 36 individual residential condominium units located in Vancouver, Washington. The borrower was unable to pay off the loan when it matured in November 1998 and has had to reduce the unit prices to generate sales. The carrying value of this loan at December 31, 1998 was $2.5 million. Sterling has classified $300,000 of this loan as doubtful and allocated $150,000 of its general valuation allowance against this loan.

          Sterling holds a line of credit and various permanent and construction loans, secured by real estate owned by a Spokane, Washington-based developer. The borrower filed for Chapter 11 bankruptcy in January 1998. Sterling is proceeding to obtain a relief of stay from the bankruptcy court in order to foreclose on these properties. The aggregate carrying value of these loans at December 31, 1998 was $2.0 million. Sterling has allocated $63,000 of its general valuation allowance against these loans.

          Sterling holds a commercial construction loan secured by two 2-story office buildings in Richland, Washington. The borrower has filed for Chapter 11 bankruptcy, and Sterling is preparing a motion for relief from stay in order to foreclose. The carrying value on this loan at December 31, 1998 was approximately $1.5 million. No specific allowance has been established for this loan.

          Sterling holds several loans to a business based in Spokane, Washington. These loans, secured by accounts receivable, equipment and inventory, were current at December 31, 1998, although there has been a history of delinquent payments on the loans. The aggregate carrying value of these loans at December 31, 1998 was $481,000. No specific allowance has been established for these loans.

          Sterling holds several loans to a business located in Snohomish County, Washington. These loans are secured by a first deed of trust on a commercial property, a residential rental property and a security interest in equipment. These loans were classified as substandard as a result of recent operating losses. The aggregate carrying value on these loans at December 31, 1998 was $480,000. No specific allowance has been established for these loans.

          Sterling holds three residential construction loans on properties located in Portland, Oregon and Vancouver, Washington. Sterling is proceeding against the borrower to foreclose on these properties. The aggregate carrying value at December 31, 1998 was $452,000. No specific allowance has been established for these loans.

          Major Real Estate Owned. Each of Sterling's REO properties with a net carrying value at December 31, 1998 of more than $400,000 is described below.

          Sterling is a 99.5% partner in a partnership which owns a commercial office building in Renton, Washington acquired through an assignment of interest from a bankrupt Spokane borrower. The carrying value at December 31, 1998 was $2.8 million, net of a specific loss allowance of $192,000. The project consists of a five-story office building with 30,373 square feet of rentable area and adjoining undeveloped property. The office building is currently substantially fully leased. Efforts to sell the property have not been successful but are on-going.

          Sterling acquired through foreclosure in April 1998 an office/warehouse building located in Garland, Texas. The carrying value on this property at December 31, 1998 was $1.2 million. No specific loss allowance has been established for this property. Sterling is currently attempting to sell this property.

          Sterling acquired a three-story office building located in Post Falls, Idaho through foreclosure in October 1997. The office/warehouse building is currently vacant and efforts to sell the property are on-going. The carrying value on this property at December 31, 1998 was $717,000, net of a specific loss allowance of $252,000.

          Sterling acquired a three-story office/retail/restaurant building located in Olympia, Washington through foreclosure in August 1991. The restaurant space has been converted to office space and is currently leased. The carrying value on this property at December 31, 1998 was $640,000, net of a specific loss allowance of approximately $245,000. Efforts to sell the property have not been successful but are on-going.

          Delinquent Loan Procedures. Delinquent and problem loans are part of any lending business. If a borrower fails to make a required payment when due, Sterling institutes internal collection procedures. For residential mortgage and consumer loans, Sterling's collection procedures generally require that an initial request for payment be mailed to the borrower when the loan is 15 days past due. At 25 days past due, the borrower is contacted by telephone and payment is requested orally. In most cases, deficiencies are cured promptly. At 30 days past due, Sterling records the loan as a delinquency. In the case of delinquent residential mortgage loans, a notice of intent to foreclose is mailed at 45 days past due. If the loan is still delinquent 30 days following the mailing of the notice of intent to foreclose, Sterling generally initiates foreclosure proceedings.

          For consumer loans, a demand letter is sent when the account becomes delinquent for two payments. Additional collection work or repossession may follow. In certain instances, Sterling may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Similar collection procedures to those for consumer and mortgage loans are followed for business loans with the exception that these accounts are generally handled as a joint effort between the account loan officer and the collection department during initial stages of delinquency. On or before 75 days of delinquency, the collection effort is shifted from the account loan officer to the collection department with legal action to follow.

          The following table summarizes the principal balances of nonperforming assets at the dates indicated.

                                                               December 31,                   June 30,
                                                       ---------------------------   ---------------------------
                                                         1998      1997      1996     1996      1995      1994
                                                       -------   -------   -------   -------   -------   -------
                                                                       (Dollars in thousands)
Nonaccrual loans.....................................  $ 3,050   $ 4,755   $ 2,329   $ 3,352   $ 3,395   $ 2,262
Restructured loans...................................       87       150       215       240       254       188
                                                       -------   -------   -------   -------   -------   -------
Total nonperforming loans............................    3,137     4,905     2,544     3,592     3,649     2,450
Real estate owned (1)................................    6,232     8,817     3,974     4,874     5,298     7,298
                                                       -------   -------   -------   -------   -------   -------

Total nonperforming assets...........................  $ 9,369   $13,722   $ 6,518   $ 8,466   $ 8,947   $ 9,748
                                                       =======   =======   =======   =======   =======   =======

Ratio of total nonperforming assets to total assets..     0.40%     0.71%     0.41%     0.55%     0.56%     0.68%

Ratio of total nonperforming loans to total loans....     0.19%     0.41%     0.24%     0.34%     0.31%     0.26%
Ratio of allowance for estimated losses on loans to
  total nonperforming loans (2)......................   462.48%   193.82%   325.21%   238.04%   218.10%   250.45%

---------------------
 (1) Amount is net of the allowance for REO losses.

 (2) Excludes loans classified as loss. Loans classified as loss excluded from allowance for loan losses were $114,000, $47,000, $262,000, $213,000,
     $145,000 and $7,000 at December 31, 1998, 1997 and 1996 and at June 30,
     1996, 1995 and 1994, respectively. Loans classified as loss excluded from total nonperforming loans were $0, $35,000, $45,000, $167,000, $141,000 and
     $4,000 at December 31, 1998, 1997 and 1996 and at June 30, 1996, 1995 and
     1994, respectively.

          Sterling regularly reviews the collectibility of accrued interest income and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is eliminated from income at that time. Loans may be placed in nonaccrual status earlier if, in management's judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Additional interest income of $159,000, $258,000, $86,000, $151,000 and $224,000 would have been recorded during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the fiscal year ended June 30, 1996, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $194,000, $311,000, $8,000, $21,000 and $62,000 was recorded on these loans during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996, respectively. Sterling's quality control staff also reviews various aspects of loans originated and acquired by Sterling in an effort to ensure compliance with appropriate underwriting criteria. These reviews assist Sterling in monitoring the performance of its personnel and independent appraisers. Sterling's mortgage loan quality control function is intended to conform to guidelines and standards established by the FNMA, the FHLMC, and, as applicable, other private investors.

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

          Sterling is currently evaluating its loan loss allowance in conjunction with its review of Year 2000 issues. This review includes an evaluation of (i) Sterling's large borrowers' abilities to respond to their internal Year 2000 issues; (ii) the effect, if any, this will have on such borrowers' abilities to make timely payments and ultimately to repay their obligations and (iii) the potential effect of increased delinquencies and loan losses on Sterling. The loan loss allowance may or may not increase, depending upon Sterling's findings. See "Management's Discussion and Analysis - Year 2000 Issues."

          Management believes that the allowance for loan losses is adequate given the composition and risks of the loan portfolio, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling's allowance for estimated losses on loans for the periods indicated.

                                                       Six Months
                                   Years Ended           Ended            Fiscal Years Ended
                                   December 31,       December 31,              June 30,
                                -----------------   ---------------   ---------------------------
                                  1998     1997           1996          1996     1995      1994
                                -------   -------   ---------------   -------   -------   ------
                                                    (Dollars in thousands)
Balance at beginning of
 period.......................  $ 9,486   $ 8,389       $ 8,366       $ 7,796   $ 6,133   $5,070
Charge-offs:
   Mortgage - permanent.......     (252)     (219)         (767)         (752)     (795)    (566)
   Mortgage - construction....      (28)     (202)           (7)            0         0        0
   Consumer - direct..........   (1,048)     (999)         (384)         (412)     (220)     (61)
   Consumer - indirect........     (738)      (29)            0             0         0        0
   Business banking...........     (325)     (119)          (19)           (5)       (9)      (3)
                                -------   -------       -------       -------   -------   ------
Total charge-offs.............   (2,391)   (1,568)       (1,177)       (1,169)   (1,024)    (630)
                                -------   -------       -------       -------   -------   ------
Recoveries:
   Mortgage - permanent.......       34        58            30            23        61       39
   Consumer - direct..........      106        96            41            49        27       11
   Consumer - indirect........       42         6             0             0         0        0
   Business banking...........       21        23             8            24         5        0
                                -------   -------       -------       -------   -------   ------
Total recoveries..............      203       183            79            96        93       50
                                -------   -------       -------       -------   -------   ------
Net charge-offs...............   (2,188)   (1,385)       (1,098)       (1,073)     (931)    (580)
Provisions for loan losses....    5,325     2,482         1,121         1,643     1,642    1,643
Allowance for losses on
 assets acquired..............    2,000         0             0            0        952        0
                                -------   -------       -------       -------   -------   ------
Balance at end of period......  $14,623   $ 9,486       $ 8,389       $ 8,366   $ 7,796   $6,133
                                =======   =======       =======       =======   =======   ======
Allowances allocated to
 loans classified as loss.....  $   114   $    47       $   262       $   213   $   145   $    7
Ratio of net charge-offs
 to average loans
 outstanding during the
 period.......................     0.17%     0.13%         0.11%         0.10%     0.09%    0.08%


     Allowances are provided for individual loans when management considers ultimate collection to be questionable. Such allowances are based, among other factors, upon the estimated net realizable value of the collateral of the loan or guarantees, if applicable. The following table sets forth the allowances for estimated losses on loans by loan category and summarizes the percentage of gross loans in each category to total gross loans.

                                        December 31,                                               June 30,
                  ------------------------------------------------------- ---------------------------------------------------------
                         1998               1997               1996               1996               1995               1994
                  ------------------ ------------------ ------------------ ------------------ ------------------ ------------------
                           Loans in           Loans in           Loans in           Loans in           Loans in           Loans in
                           Category           Category           Category           Category           Category           Category
                             as a               as a               as a               as a               as a               as a
                          Percentage         Percentage         Percentage         Percentage         Percentage         Percentage
                           of Total           of Total           of Total           of Total           of Total           of Total
                            Gross              Gross              Gross              Gross              Gross              Gross
                  Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                  ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------  ----------
                                                             (Dollars in thousands)
Mortgage
 - permanent..... $ 4,535    40.1%    $3,800    41.7%    $3,589    45.0%    $3,462     48.3%   $3,754    67.0%   $3,652     79.3%
Mortgage
 - construction..   3,199    22.3      3,108    25.1      2,380    24.7      1,969     24.6     1,369    15.2       969      7.5
Consumer
 - direct........   3,113    14.0        400    11.6        399    11.6        465     10.8       422     9.3       409      7.5
Consumer
 - indirect......     650     4.0        153     1.6          0     0.0          0      0.0         0     0.0         0      0.0
Business
 banking.........   2,626    19.6      1,200    20.0      1,196    18.7      1,075     16.3       856     8.5       660      5.7
Unallocated......     500     N/A        825     N/A        825     N/A      1,395      N/A     1,395     N/A       443      N/A
                  -------   -----     ------   -----     ------   -----     ------    -----    ------   -----    ------    -----

                  $14,623   100.0%    $9,486   100.0%    $8,389   100.0%    $8,366    100.0%   $7,796   100.0%   $6,133    100.0%
                  =======   =====     ======   =====     ======   =====     ======    =====    ======   =====    ======    =====


Investments and Mortgage-Backed Securities

          Investments and MBS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Unrealized gains and losses on such investments and MBS are not reported in the Consolidated Financial Statements as these investments and MBS are held for investment purposes. See "Management's Discussion and Analysis - Results of Operations - Other Income" and Note 2 of "Notes to Consolidated Financial Statements."

          Sterling classifies specific investments and MBS as available for sale. Investments classified as available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and are reported net of deferred income tax as a separate component of shareholders' equity until such investments and MBS mature or are actually sold. These investments and MBS may be sold in response to changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative investments and changes in funding sources and terms.

          At December 31, 1998 and 1997, investments and MBS classified as available for sale were $566.4 million and $666.5 million, respectively. The carrying value of these investments and MBS at December 31, 1998 includes an unrealized gain of $788,000 (net of a $424,000 related income tax provision) and an unrealized loss of $706,000 (net of a $351,000 related income tax benefit), respectively. The improvement in fair value since December 31, 1997 is due primarily to a decrease in long-term interest rates.

          Sterling invests primarily in MBS issued by the FHLMC and the FNMA and agency obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and MBS.

          The following table provides the carrying values, contractual maturities and weighted average yields of Sterling's investment and MBS portfolio at December 31, 1998.

                                                             Maturity
                                         ----------------------------------------------------
                                         Less than   One to     Five to   Over Ten
                                         One Year  Five Years  Ten Years   Years      Total
                                         --------   --------   --------   --------   --------
                                                      (Dollars in thousands)
MBS
   Balance..............................  $   836   $  8,311   $52,915   $343,663   $405,725
   Weighted average yield...............     7.87%      6.36%     6.00%      6.14%      6.13%
U.S. government and agency obligations
   Balance..............................  $10,157   $102,154   $   345   $    250   $112,906
   Weighted average yield...............     6.13%      6.06%     6.13%      7.05%      6.07%
FHLB Seattle stock
   Balance..............................  $     0   $      0   $     0   $ 32,318   $ 32,318
   Weighted average yield (1)...........     0.00%      0.00%     0.00%      7.50%      7.50%
Municipal bonds (2)
   Balance..............................  $ 2,538   $  8,517   $ 1,992   $      0   $ 13,047
   Weighted average yield...............     4.07%      4.47%     4.39%      0.00%      4.38%
Other (3)
   Balance..............................  $    96   $     95   $     0   $ 22,218   $ 22,409
   Weighted average yield...............     5.51%      6.13%     0.00%      6.38%      6.37%

Total carrying value....................  $13,627   $119,077   $55,252   $398,449   $586,405
                                          =======   ========   =======   ========   ========
Weighted average yield..................     5.85%      5.97%     5.94%      6.26%      6.16%

----------------------
  (1) The weighted average yield on FHLB Seattle stock is based upon the dividends received for the year ended December 31, 1998.
  (2) The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.
  (3)  Other investments relate primarily to trust-preferred securities.

          The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling's investment and MBS portfolio at the dates indicated.

                                                        December 31,
                                                    -------------------
                                                      1998       1997
                                                    --------   --------
                                                  (Dollars in thousands)

          MBS.....................................  $405,725   $477,513
          U.S. government and agency obligations..   112,906    169,749
          FHLB Seattle stock......................    32,318     29,949
          Municipal bonds.........................    13,047     13,033
          Other...................................    22,409        695
                                                    --------   --------

              Total...............................  $586,405   $690,939
                                                    ========   ========

          Available-for-sale......................  $566,372   $666,476
          Held-to-maturity........................    20,033     24,463
                                                    --------   --------

              Total...............................  $586,405   $690,939
                                                    ========   ========

          Weighted average yield..................      6.16%      6.55%

Sources of Funds

          General. Sterling's primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, FHLB Seattle advances, secured lines of credit and other borrowings, proceeds from sales of investments and MBS and proceeds from sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other borrowings and other economic conditions. Borrowings also may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See "Lending Activities" and "Investments and Mortgage-Backed Securities."

          Deposit Activities. Sterling offers a variety of accounts for depositors designed to attract both short-term and long-term deposits from the general public. These accounts include money market demand accounts ("MMDA") and checking accounts in addition to more traditional savings accounts and certificates of deposit ("CDs") accounts. Sterling offers both interest- and noninterest-bearing checking accounts. The interest-bearing checking accounts are subject to monthly service charges, unless a minimum balance is maintained. MMDA, CDs and savings accounts earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.

          With the exception of certain promotional CDs and variable-rate, 18-month Individual Retirement Account ("IRA") certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

          Sterling supplements its retail deposit gathering by soliciting funds from public entities. Public funds were 6.4% and 8.7% of deposits at December 31, 1998 and 1997, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had no brokered deposits at December 31, 1998.

          The primary retail deposit vehicles being utilized by Sterling's customers are CDs with terms of one year or less, regular savings accounts, money market accounts and negotiable order of withdrawal ("NOW") accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated.

                                                                                                                     Fiscal Year
                                       Years Ended December 31,             Six Months Ended December 31,          Ended June 30,
                               --------------------------------------- ----------------------------------------  ------------------
                                      1998                1997                1996                 1995                1996
                               ------------------- ------------------- -------------------  ------------------- -------------------
                                          Weighted             Weighted            Weighted            Weighted            Weighted
                                          Average              Average             Average             Average             Average
                                 Average  Interest    Average  Interest   Average  Interest   Average  Interest   Average  Interest
                                 Balance    Rate      Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate
                               ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                                           (Dollars in thousands)
Certificates of deposit......  $  791,311   5.46%  $  655,120   5.70%   $614,734    5.64%   $666,821    5.99%   $647,555    5.88%
Regular savings accounts
 and money market accounts...     351,759   3.62      246,218   3.89     233,144    3.78     187,235    3.66     205,698    3.69
Checking accounts:
  NOW accounts...............     145,335   1.14       81,985   1.38      74,726    1.46      70,561    1.55      71,628    1.57
 Noninterest-bearing
  demand accounts............      72,828   0.00       29,569   0.00      25,398    0.00      26,552    0.00      24,517    0.00
                               ----------          ----------           --------            --------            --------

                               $1,361,233   4.23%  $1,012,892   4.74%   $948,002    4.70%   $951,169    5.04%   $949,398    4.93%
                               ==========          ==========           ========            ========            ========

          The following table shows the amounts and maturities of CDs that had balances of $100,000 or more at December 31, 1998.

                                 (Dollars in thousands)
                 Remaining maturity:
                 Less than three months...................................................   $ 117,660
                 Three to six months......................................................      40,700
                 Six to 12 months.........................................................      47,767
                 Over 12 months...........................................................      22,364
                                                                                             ----------
                                                                                             $ 228,491
                                                                                              ========

          The following table presents the types of deposit accounts offered by Sterling Savings Bank and the balance in such accounts:

                                                                       December 31, 1998
                                                    ----------------------------------------------------
                                                                                Percentage
 Minimum                                              Minimum                    of Total  Interest Rate
  Term                Category                       Balances        Amount      Deposits    Offered
-------        ----------------------               ----------    ------------   -------   -------------
                                                       (Dollars in thousands, except minimum amounts)
Transaction Accounts:
None          NOW checking...........................  $    100     $  193,114      12.5%     1.39%
None          Commercial checking....................       100        104,176       6.7      0.00
None          Regular savings........................       100        102,927       6.7      1.50
None          Money market demand....................     2,500        330,251      21.4      1.00
                                                                    ----------     -----
                                                                       730,468      47.3
                                                                    ----------     -----

Certificates of Deposit:
3 months      Fixed term, fixed rate................        500          5,783       0.4      3.97
6 months      Fixed term, fixed rate................        500         87,086       5.6      4.35
9 months      Fixed term, adjustable rate...........      5,000         38,725       2.5      4.41
12 months     Fixed term, fixed rate................        500        260,444      16.8      4.65
12 months     Fixed term, fixed rate................      5,000            257       0.0      2.75
12 months     Fixed term, adjustable rate(1)........        500              3       0.0       N/A
12 months     Fixed term, adjustable rate...........      5,000          2,426       0.2      4.27
15 months     Fixed term, adjustable rate...........      5,000         35,575       2.3      4.31
18 months     Fixed term, fixed rate................        500         67,239       4.3      4.51
24 months     Fixed term, fixed rate................        500        116,739       7.5      4.41
36 months     Fixed term, fixed rate................        N/A         21,352       1.4      4.41
36 months     Zero coupon, fixed term(1)............        N/A             19       0.0       N/A
18 months     Variable rate, IRA....................        100          7,454       0.5      5.20
18 months     Fixed rate, IRA.......................        500          2,949       0.2      4.51
36 months     Variable rate, IRA....................      2,000         13,701       0.9      4.31
7 days        Fixed term, fixed rate................        500          1,841       0.1      3.15
7 days        Mini-jumbos...........................        N/A          5,369       0.4      4.70
7 days        Jumbos................................    100,000        147,995       9.6      4.60
                                                                    ----------     -----
                                                                       814,957      52.7
                                                                    ----------     -----
Total deposits......................................                $1,545,425     100.0%
                                                                    ==========     =====

  (1)  Not currently offered.

          The following table sets forth the composition of Sterling's deposit accounts at the dates indicated.

                                                         December 31,
                                          ----------------------------------------------
                                                   1998                1997
                                          ----------------------------------------------
                                                     Percentage               Percentage
                                                      of Total                 of Total
                                           Amount     Deposits     Amount      Deposits
                                          -------    ---------     ------     ----------
                                                     (Dollars in thousands)
          NOW checking.................  $  193,114     12.5      $ 92,281       8.5
          Commercial checking..........     104,176      6.7        31,230       2.9
          Regular savings..............     102,927      6.7        71,484       6.6
          Money market demand..........     330,251     21.4       184,795      17.0

          Variable-rate certificates:
          9-36 months..................      97,884      6.3         5,729       0.6

          Fixed-rate certificates:
          1-11 months..................     248,074     16.1       314,513      29.0
          12-35 months.................     447,628     28.9       284,559      26.2
          36-240 months................      21,371      1.4        99,854       9.2
                                         ----------    -----    ----------     -----
          Total deposits...............  $1,545,425    100.0    $1,084,445     100.0
                                         ==========    =====    ==========     =====

          Substantially all of Sterling's depositors are residents of the states of Washington, Idaho, Montana and Oregon.

          Sterling is a member of The Exchange, an automated teller machine ("ATM") system that allows participating customers to deposit or withdraw from NOW accounts, money market demand accounts and savings accounts at over 18,000 Exchange system machines located throughout the United States and Canada. Sterling is also a member of the Plus System ATM network, with numerous locations in the United States and internationally. Sterling has 52 ATMs to better serve customers in those markets. Customers also can access the system through ATMs operated by other financial institutions.

          Borrowings. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. See "Management's Discussion and Analysis Liquidity and Sources of Funds."

          The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the "FHL Banks") each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to savings institutions. As a member, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling's loans outstanding and advances from the FHLB Seattle. At December 31, 1998, Sterling exceeded its FHLB Seattle stock ownership requirement of $22.3 million by $10.0 million. The stock of the FHLB Seattle has always been redeemable at par value, but there can be no assurance that this will always be the case.

          As a member of the FHLB Seattle, Sterling is authorized to apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness are met. Each credit program has its own interest rate and range of maturities. At December 31, 1998, Sterling had advances totaling $319.5 million from the FHLB Seattle which mature from fiscal years 1999 through 2015 at interest rates ranging from 4.34% to 8.40%. See "Management's Discussion and Analysis Liquidity and Sources of Funds" and Note 9 "Notes to Consolidated Financial Statements."

          Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $195.1 million and $180.1 million in reverse repurchase agreements outstanding at December 31, 1998 and 1997, respectively. Sterling enters into short-term repurchase agreements with selected retail customers. The balance of such short-term repurchase agreements was $6.8 million at December 31, 1998. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "Management's Discussion and Analysis Asset and Liability Management," "Management's Discussion and Analysis Liquidity and Sources of Funds" and Note 10 of "Notes to Consolidated Financial Statements."

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

          Sterling has outstanding $17.2 million of 8.75% Subordinated Notes which are due on January 31, 2000 ("the Subordinated Notes"). The Subordinated Notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the Subordinated Notes, Sterling is limited by the amount of certain long-term debt that it may incur. Sterling is limited and is restricted, under certain circumstances, from paying cash dividends and from making other capital distributions. At December 31, 1998, Sterling had the authority to incur approximately $78.0 million of additional long-term debt notwithstanding such restriction. Interest on the Subordinated Notes is due the first day of each month. Sterling may, at its option, redeem the Subordinated Notes in whole or in part at par plus accrued interest. See Note 11 of "Notes to Consolidated Financial Statements."

          In addition to the borrowings described above, at December 31, 1998 Sterling had a $40.0 million one-year variable-rate line of credit outstanding with KeyBank. This line of credit matures June 1, 1999, but may be renewed for an additional six months. Interest is payable quarterly on this loan. The interest rate is adjustable monthly and accrues at the London InterBank Offering Rate ("LIBOR") plus 2% (7.6875% at December 31, 1998). Sterling also had a $5.0 million line-of-credit agreement with KeyBank. Advances under the line of credit accrue interest at KeyBank's prime interest rate plus 0.50% (8.25% at December 31, 1998) and the line of credit matures in June 1999. Management expects that the line of credit will be renewed at that time on substantially the same terms, although there can be no assurance in this regard. Borrowings under this line of credit are secured by a pledge of certain shares of Sterling Savings Bank Preferred and Common Stock which are owned by Sterling. No amounts were outstanding on this line of credit at December 31, 1998 and 1997.

          Sterling Savings Bank has an unsecured $10.0 million line-of-credit agreement with KeyBank. Advances under the line of credit accrue interest at KeyBank's federal funds rate plus an incremental negotiated rate (5.875% at December 31, 1998) and the line matures in June 1999. Management expects that the line of credit will be renewed at that time on substantially the same terms, although there can be no assurance in this regard. No amounts were outstanding on this line of credit at December 31, 1998 and 1997.

          The following table sets forth certain information regarding Sterling's short-term borrowings as of and for the periods indicated.

                                                                            Years Ended
                                                                            December 31,          Six Months          Fiscal Year
                                                                           --------------           Ended                Ended
                                                                           1998      1997      December 31, 1996     June 30, 1996
                                                                           ----      ----      -----------------     -------------
                                                                                             (Dollars in thousands)
Maximum amount outstanding at any month-end during the period:
  Short-term reverse repurchase agreements.......................       $336,734   $273,573          $232,885           $195,785
  Short-term advances............................................        353,879    353,847            95,000            171,000

Average amount outstanding during the period:
  Short-term reverse repurchase agreements.......................        123,659    185,698           213,560            156,578
  Short-term advances............................................        198,042    207,931            90,833            140,917

Weighted average interest rate paid during the period:
  Short-term reverse repurchase agreements.......................           5.56%      5.68%             5.60%              5.91%
  Short-term advances............................................           6.08%      5.90%             5.79%              5.88%

Weighted average interest rate paid at end of period:
  Short-term reverse repurchase agreements.......................           5.58%      5.71%             5.62%              5.57%
  Short-term advances............................................           5.96%      5.99%             5.75%              6.42%


          The following table sets forth certain information concerning Sterling's outstanding borrowings.

                                                       December 31,
                                            ----------------------------------
                                                    1998           1997
                                             ---------------  ---------------
                                             Amount       %     Amount     %
                                             --------   ----  --------   ----
                                                  (Dollars in thousands)
       FHLB Seattle advances:
         Short-term........................  $ 95,000   15.6  $353,847   49.7
         Long-term.........................   224,540   36.7   106,238   14.9
       Securities sold subject to reverse
        repurchase agreements:
         Short-term........................    49,274    8.1   180,077   25.3
         Long-term.........................   145,800   23.8         0    0.0
       Subordinated Notes payable..........    17,240    2.8    17,240    2.4
       Advances under line of credit.......    40,000    6.5         0    0.0
       Trust Preferred Securities..........    40,000    6.5    40,000    5.6
       Term note payable...................         0    0.0    15,000    2.1
                                             --------  -----  --------  -----

       Total borrowings....................  $611,854  100.0  $712,402  100.0
                                             ========  =====  ========  =====

       Weighted average interest rate......             5.71%            6.25%


Subsidiaries

          Sterling's principal subsidiary is Sterling Savings Bank. Sterling Savings Bank has three principal subsidiaries which have been previously described: Action Mortgage, Harbor Financial and INTERVEST. Additionally, Sterling and Sterling Savings Bank have the following wholly owned subsidiaries that are either inactive or exist solely for the purpose of holding and owning specific assets or properties:

     Sterling Financial Corporation.
     (1) Tri-Cities Mortgage Corporation was obtained as part of an acquisition in April 1988. The corporation's principal asset is a 99.5% partnership interest in Renton Plaza Investors (a partnership which owns a five-story office building near Renton, Washington). See "Lending Activities Major Real Estate Owned."

     (2) Sterling Capital Trust I was organized in May 1997 as a Delaware business trust. Sterling owns all the common equity of the Trust. The sole asset of the Trust is the Junior Subordinated Debentures issued by Sterling.

     Sterling Savings Bank.
     (1) Fidelity Service Corporation was organized in 1983 to acquire and sell real and personal property in eastern Washington and Idaho. The corporation's assets consist principally of office furniture and equipment used by Sterling Savings Bank.

     (2) Evergreen Environmental Development Corporation was organized to engage in real estate development and was obtained as part of an acquisition in December 1988. This corporation's assets include a 33% interest in the Grapetree Partnership, which owns a parcel of raw land in Spokane, Washington that it intends to develop into single-family residential lots. Sterling Savings Bank's investment in the Grapetree Partnership has been deemed by its primary federal regulators to be an impermissible investment. Accordingly, Sterling Savings Bank's investment has been deducted from core and risk-based capital.

     (3) Tri-West Mortgage, Inc. was obtained as part of an acquisition in 1988 and was originally engaged in mortgage banking. The corporation's sole asset consists of commercial property in Spokane, Washington acquired through foreclosure. See "Lending Activities - Major Real Estate Owned."

     (4) Evergreen First Service Corporation was obtained as part of an acquisition in 1988 and owns all of the outstanding capital stock of Harbor Financial, through which Sterling offers tax-deferred annuities, mutual funds and other financial products.

Competition

          Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling real estate and other loans, from savings and loan associations, mutual savings banks, credit unions, commercial banks and other institutions, many of which have greater resources than Sterling.
Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities. Some or all of these competitive institutions operate in Sterling's market areas.

          Adequately capitalized and well-managed bank holding companies are allowed by law to acquire banks in any state, subject to certain conditions, regardless of whether such acquisitions would be prohibited by applicable state law. Interstate merger transactions are allowed except in certain states which have opted not to participate in interstate merger transactions. Sterling's competitors may be able to conduct extensive interstate banking operations and thereby gain competitive advantages over Sterling.

Personnel

          As of December 31, 1998, Sterling, including its subsidiaries, had 746 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes its relationship with its employees is excellent.

Regulation

          Introduction. The following is not intended to be a complete discussion but is intended to be a summary of some of the most significant provisions of laws applicable to Sterling and its subsidiaries.

          Sterling is a savings and loan holding company and as such is subject to OTS regulations, examinations and reporting requirements. Sterling Savings Bank is chartered by the State of Washington and its savings deposits are insured by the FDIC. Sterling Savings Bank is subject to comprehensive regulation, examination and supervision by the OTS, the FDIC and the Washington Supervisor. Furthermore, certain transactions and savings deposits are subject to regulations and controls promulgated by the Federal Reserve Board (the "Fed").

          Savings and Loan Holding Company Regulation. Sterling is registered as a savings and loan holding company under the Home Owners' Loan Act (the "HOLA"). The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the "QTL Test"). Sterling presently controls only one savings and loan association, Sterling Savings Bank, which at December 31, 1998 met the QTL Test.

          If Sterling Savings Bank fails to meet the QTL Test in the future, Sterling will become subject to restrictions on the activities in which it may engage. Such activities would generally be limited to any activity that the Fed by regulation has determined is permissible for bank holding companies pursuant to Section 4(c) of the Bank Holding Company Act of 1956, as amended (unless limited or prohibited by the OTS by regulation), and certain other limited services and activities. Sterling currently has no plans to engage in any new activity that would be restricted if Sterling Savings Bank were to fail to meet the QTL Test in the future. Although Sterling Savings Bank expects to remain in compliance with the QTL Test in the future, there can be no assurance in this regard.

          Under the HOLA, no person may acquire control of a savings association or a savings and loan holding company without the prior approval of the OTS. As a savings and loan holding company, Sterling is prohibited from acquiring (i) control of another savings association or a savings and loan holding company without the prior approval of the OTS; (ii) the assets of another savings association or savings and loan holding company by merger, consolidation or purchase, without the prior approval of the OTS; (iii) more than 5% of the voting shares of a savings association or a savings and loan holding company which is not a subsidiary of Sterling or (iv) control of a depository institution, the accounts of which are not insured by the FDIC.

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

          Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is "well capitalized" if its total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) is 10% or more, its Tier 1 risked-based capital ratio (the ratio of Tier 1 core capital to risk-weighted assets) is 6% or more, its leverage ratio (the ratio of core capital to total assets) is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 1998, Sterling Savings Bank met the standards for a "well capitalized" institution.

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

          Regulatory Capital Requirements. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings Bank. Such capital standards require that savings associations maintain (i) tangible capital of not less than 1.5% of adjusted total assets, (ii) core capital of not less than 3.0% of adjusted total assets and (iii) risk-based capital of not less than 8.0% of risk-weighted assets. As of December 31, 1998, Sterling Savings Bank met all regulatory capital requirements. For additional information, see "Management's Discussion and Analysis-Liquidity and Sources of Funds" and "Management's Discussion and Analysis-Capital Resources."

          Tangible Capital. Tangible capital consists of common shareholders' equity, including retained earnings; non-cumulative perpetual preferred stock; certain non-withdrawable and pledged deposits; and minority interests in equity accounts of fully consolidated subsidiaries. In calculating tangible capital, certain items must be deducted. These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged as of April 1989 in activities which were permissible for national banks. With respect to purchased mortgage servicing rights, the amount that qualifies to be included in tangible capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost or (c) the current amortized book value. See "Lending Activities-Classified Assets, Real Estate Owned and Delinquent Loans-Major Real Estate Owned" and "Subsidiaries."

          Leverage (or Core) Capital. Core capital generally consists of tangible capital plus certain other qualifying intangible assets (which may comprise up to 25% of core capital).

          Risk-Based Capital. The risk-based capital requirement is an amount equal to 8% of risk-adjusted assets. A risk weight is assigned to both the on-balance sheet assets and off-balance sheet commitments of a savings association. Risk weights range from zero to 100% depending on the type of asset.

          Both core capital and "supplementary capital" may be used to meet the risk-based capital requirement, although supplementary capital cannot be used in an amount greater than 100% of core capital. For purposes of the risk-based capital requirement, supplementary capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual or mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock, commitment notes and certain grand-fathered mandatory redeemable preferred stock (although the amount included declines as the instrument approaches maturity), and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The risk-based capital requirement was equal to 8.00% of risk-weighted assets at December 31, 1998.

          The following tables set forth Sterling Savings Bank's core, Tier 1-risk-based and total risk-based capital positions as reported on the quarterly Thrift Financial Report at December 31, 1998.

                                                       Core Capital Ratio
                                                     ----------------------
                                                       Dollars    Ratio(1)
                                                       --------   --------
                                                     (Dollars in thousands)
          Total shareholders' equity:................  $206,008    9.17%
          Adjustment:
          Unrealized gains on securities.............      (788)  (0.04)
          Less:
          Intangibles................................    61,180    2.72
          Excess qualifying purchased mortgage loan
            servicing................................        18    0.00
          Investment in non-includable subsidiaries..       353    0.02
                                                       --------   -----
          Total core capital.........................   143,669    6.39
          Core capital requirement...................    89,900    4.00
                                                       --------   -----

          Core capital excess........................  $ 53,769    2.39%
                                                       ========   =====


                                                         Core (Tier 1)
                                                          Risk-based
                                                         Capital Ratio
                                                     ----------------------
                                                       Dollars    Ratio(1)
                                                       --------   --------
                                                     (Dollars in thousands)
       Total core (Tier 1) capital:..................  $143,669    9.40%
       Core (Tier 1) risk-based capital requirement..    61,127    4.00
                                                       --------    ----

       Core (Tier 1) risk-based capital excess.......  $ 82,542    5.40%
                                                       ========    ====

                                            Total Risk-based Capital
                                            ------------------------
                                              Dollars     Ratio(1)
                                              --------    --------
                                             (Dollars in thousands)
          Total core (Tier 1) capital:....    $143,669       9.40%
          General valuation allowances....      14,508       0.95
          Assets required to be deducted..        (804)     (0.05)
                                              --------      -----
          Total risk-based capital........     157,373      10.30
          Risk-based capital requirement..     122,254       8.00
                                              --------      -----

          Risk-based capital excess.......    $ 35,119       2.30%
                                              ========      =====
--------------------

(1) Ratio of core capital to adjusted total assets for core capital ratio and ratio of core and total capital to risk-weighted assets for Tier 1 risk-based and total risk-based capital.

          The OTS has adopted a regulation that adds an IRR component to the risk-based capital requirement for savings institutions like Sterling Savings Bank. The OTS may waive or defer inclusion of the IRR component on a case-by-case basis. Under the rule, institutions meeting or exceeding a base level of interest rate exposure must deduct an IRR component from the total capital available to meet their risk-based capital requirement. That deduction is equal to one-half of the difference between the institution's actual measured exposure and the base level of exposure. The institution's actual measured IRR is expressed as the change that occurs in its net present value ("NPV") as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. The base level of IRR, which would require inclusion of a capital component, is defined as a decline in NPV which exceeds 2.0% of an institution's assets expressed in terms of economic value. Using a computer model, the OTS will calculate changes in each institution's NPV based on financial data the institution submits on its Thrift Financial Report. The OTS then will advise each institution of its required IRR deduction. The OTS, using December 31, 1998 financial information, has calculated that no IRR component deduction is required to be added to Sterling Savings Bank's risk-based capital.

          Savings associations that fail to meet the tangible, core or risk-based capital requirements are subject to a number of sanctions or restrictions. Under FIRREA, the OTS must prohibit any asset growth, except that the OTS may permit growth in an amount not in excess of net interest credited to the savings association's deposit liabilities, if (i) the savings association obtains the prior approval of the OTS; (ii) any increase in assets is accompanied by an increase in tangible capital in an amount not less than 3.0% of the increase in assets; (iii) any increase in assets is accompanied by an increase in capital not less in percentage amount than required under the risk-based capital standards then applicable; (iv) any increase in assets is invested in low-risk assets and (v) the savings association's ratio of core capital to total assets is not less than the ratio existing on January 1, 1991.

          The OTS also may require any savings association not in compliance with capital standards (including any individual minimum capital requirement) to comply with a capital directive issued by the OTS. Such capital directive may order the savings association to (a) achieve its minimum capital requirements by a specified date; (b) adhere to a compliance schedule for achieving its minimum capital requirements; (c) submit and adhere to a capital plan acceptable to the OTS and/or (d) take other actions including reducing its assets or rate of liability growth and/or restricting its payment of dividends in order to reach the required capital levels. The OTS, by such capital directive, enforcement proceedings or otherwise, may require an association not in compliance with the capital requirements to (i) increase the amount of its regulatory capital to a specified level; (ii) convene a meeting with the OTS supervision staff for the purpose of accomplishing the objectives of the regulations; (iii) reduce or limit the rate of interest that may be paid on savings accounts; (iv) limit the receipt of deposits to those made to existing accounts; (v) cease or limit lending or the making of a particular loan or category of loan; (vi) cease or limit the purchase of loans or the making of specified other investments; (vii) limit operational expenditures to specific levels; (viii) increase liquid assets and maintain such increased liquidity at specified levels or (ix) take such other action or actions as the OTS may deem necessary or appropriate for the safety and soundness of the savings association or the protection of its depositors. The material failure of a savings association to comply with any plan, regulation, written agreement, order or directive issued will be treated as an unsafe or unsound practice which could result in the imposition of certain penalties or sanctions including, but not limited to, the assessment of civil monetary penalties, the issuance of a cease and desist order or the appointment of a conservator or receiver.

          Any savings association which does not meet its regulatory capital requirements may not accept brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5.0% of the association's total deposits, without a written waiver from the OTS. In addition, the FDIC prohibits, with certain exceptions, an "insolvent institution" from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution which does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution. Sterling had no brokered deposits at December 31, 1998.

          A savings association which is not in compliance with its capital requirements may apply to the OTS for an exemption from the sanctions and penalties imposed upon a savings association for failure to comply with its minimum capital standards. Pursuant to FIRREA, the OTS may approve an application for a capital exemption if such exemption would pose no significant risk to the affected insurance fund, the savings association's management is competent, the savings association is in compliance with all applicable statutes, regulations, orders and supervisory agreements and directives and the savings association's management has not engaged in insider dealing, speculative practices or any other activities that could have jeopardized the association's safety and soundness or contributed to impairing the association's capital. Any application for a capital exemption must be accompanied by an acceptable capital plan. If a savings association receives approval of capital exemption and operates in accordance with an acceptable capital plan, it will be deemed to be in compliance with its capital standards for purposes of OTS capital regulation only. The savings association must request and receive approval of specific, express exemptions from the provisions of other rules, regulations and policy statements as part of the accepted capital plan to be deemed in capital compliance for purposes of such other rules, regulations and policy statements.

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

          On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the SAIF. The new legislation required SAIF-insured savings institutions, like Sterling Savings Bank, to pay a one-time special assessment based on deposits as of March 31, 1995. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $6.1 million during the six months ended December 31, 1996. The special assessment capitalized the SAIF up to the prescribed 1.25% of SAIF-insured deposits.

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

          Sterling Savings Bank may be required to convert its charter to either a national bank charter, a state depository institution charter or a newly designed charter. Sterling also may become regulated at the holding company level by the Fed rather than by the OTS. Regulation by the Fed could subject Sterling to capital requirements that are not currently applicable to Sterling as a thrift holding company under OTS regulations and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which business activities currently are not restricted. At this time, Sterling Savings Bank is unable to predict whether a charter change will be required and, if it is, whether the charter change will significantly impact Sterling Savings Bank's operations.

          The FDIC is empowered to initiate a termination of insurance proceeding in cases where the FDIC determines that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated an applicable law, regulation, order or condition imposed by the FDIC. The FDIC may deem failure to comply with applicable regulatory capital requirements an unsafe and unsound practice. If the FDIC terminates a savings association's deposit insurance, funds then on deposit continue to be insured for at least six months and up to two years after notice of such termination is provided to the account holders. Furthermore, if the FDIC initiates an insurance termination proceeding against a savings association that has no tangible capital, the FDIC may issue a temporary order immediately suspending deposit insurance on all deposits received by such savings association.

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

          Liquidity. All savings associations, including Sterling Savings Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. In addition to meeting the required liquid asset ratio, savings associations, including Sterling Savings Bank, must maintain sufficient liquidity to ensure safe and sound operations. Sterling Savings Bank's liquidity ratios at December 31, 1998 and 1997 were 11.5% and 14.3%, respectively.

          Loans-to-One-Borrower. Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event). OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. In addition, institutions which meet applicable capital requirements may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 30% of the institution's unimpaired capital and unimpaired surplus, subject to certain conditions. At December 31, 1998, Sterling's loans-to-one-borrower limit was $21.6 million, which management believes is adequate to allow for loan originations.

          Qualified Thrift Lender. Under the QTL Test, as revised by FDICIA, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in "qualified thrift investments" on a monthly average basis in nine out of every twelve months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing. At December 31, 1998, Sterling's qualified thrift investments were 74.1% of portfolio assets. An institution's failure to remain a qualified thrift lender ("QTL") may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions; (3) loss of borrowing privileges at the FHLB Seattle and (4) limitations on the payment of dividends.

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

          As indicated above, if a person's ownership of the savings association stock is below the threshold levels for control, such person may nevertheless be deemed to be "acting in concert" with one or more other persons who own stock in the savings association, in which case all of the stock ownership of each person acting in concert will be aggregated and attributed to each member of the group, thereby putting each one over the control threshold. Under certain circumstances, acquirers will be presumed to be acting in concert. For example:
(i) a company will be presumed to be acting in concert with a controlling shareholder or management official; (ii) a company controlling or controlled by another company and companies under common control will be presumed to be acting in concert and (iii) persons will be presumed to be acting in concert where they constitute a group under Section 13 or the proxy rules under Section 14 of the Securities Exchange Act of 1934, as amended.

          Restrictions on Activities of State-Chartered Associations. FIRREA prohibits a state-chartered savings association from engaging in any type of activity or any activity in an amount that is not permissible for a federal savings association unless (i) the FDIC has determined that such activity poses no threat to the insurance fund and (ii) the savings association continues to be in compliance with applicable capital requirements. If the FDIC determines that the amount of such activity does not pose a significant threat to the insurance fund, an association which is in compliance with applicable capital requirements may engage in activities in an amount greater than that permissible for a federal savings association. FIRREA also prohibits a state-chartered savings association from acquiring or retaining any equity investment (other than shares in certain service corporations) of a type or in an amount not permissible for a federal savings association. A savings association must divest any such equity investment as quickly as can be prudently done. Pursuant to applicable equity investment rules, Sterling has excluded its investment in assets totaling $353,000 from its calculation of risk-based capital as of December 31, 1998. Sterling is actively marketing these properties. See "Subsidiaries."

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

          Sterling's income is derived primarily from dividends to the extent they are declared and paid by Sterling Savings Bank. Current OTS regulations require Sterling Savings Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to Sterling, as its holding company. The OTS has approved all of Sterling Savings Bank Preferred Stock dividend payments to Sterling, but there can be no assurance as to the approval of future dividends.

          Federal Reserve System. Sterling Savings Bank is subject to various regulations promulgated by the Fed, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). Regulation D requires noninterest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of San Francisco or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Fed may be used to satisfy liquidity requirements.

          Under the provisions of the Depository Institutions Deregulation and Monetary Control Act of 1980, savings and loan associations, like Sterling Savings Bank, also have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require associations to exhaust all FHL Bank sources before borrowing from the Fed.

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

          A savings institution organized in stock form may be subject to recapture taxes on its reserves if it makes certain types of distributions to its shareholders. Dividends may be paid out of retained earnings without the imposition of any tax on the savings institution to the extent that the amounts paid as dividends do not exceed both the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes. Dividends in excess of the savings institution's current and accumulated earnings and profits as calculated for federal income tax purposes, and any redemption or liquidation distributions are, however, deemed under Section 593(e) of the Code to be made from the savings institution's tax bad-debt reserves to the extent that such reserves exceed the additions that would have been made under the experience method and thereafter from its supplemental reserves. The amount of tax that would be payable upon any distribution that is treated as having been made from the savings institution's tax bad-debt reserves also is deemed to have been paid from these reserves. As a result, distributions, if any, that are treated as having been made from Sterling Savings Bank's bad-debt reserves could result in a federal recapture tax.

          State Law and Regulation. Sterling Savings Bank is a State of Washington-chartered institution and is subject to regulation by the Washington Supervisor, which conducts regular examinations to ensure that Sterling Savings Bank's operations and policies conform with sound industry practice. The liquidity and other requirements set by the Washington Supervisor are generally no stricter than the liquidity and other requirements set by the OTS. State law regulates the amount of credit that can be extended to any one person or marital community and the amount of money that can be invested in any one property. Without the Washington Supervisor's approval, Sterling Savings Bank currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings Bank's total assets. State law also regulates the types of loans Sterling Savings Bank can make. Without the Washington Supervisor's approval, Sterling Savings Bank cannot currently invest more than 10% of its total assets in other corporations. Sterling Savings Bank operates branches within the states of Oregon, Idaho and Montana and therefore is also subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance and the Montana Department of Finance.

Item 2.  Properties

          Sterling Savings Bank owns 44 branches and leases 14 branches in Washington, owns 5 branches in Oregon, owns 9 branches and leases 2 branches in Idaho and owns 3 branches in Montana. Action Mortgage leases four residential loan production branches (one in Washington, one in Oregon and two in Idaho). INTERVEST leases one office in Washington and leases one office in Oregon. These branches and offices range in size from 500 to 105,000 square feet and have a total net book value, including leasehold improvements and furniture and fixtures, of $51.8 million at December 31, 1998. Leases on these properties expire between January 2000 and December 2014. Sterling believes it will be able to renew the leases or obtain comparable leases.

Item 3.  Legal Proceedings

          Periodically, various claims and lawsuits are brought against issues incident to Sterling's business. In addition, Sterling succeeded to several claims as a result of past acquisitions by Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests and claims involving the making and servicing of loans. No material loss is expected from any of such pending claims or lawsuits, although there can be no assurance in this regard.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

Item 5.  Market for the Registrant's Stock and Related Shareholder Matters

          Sterling has outstanding one class of Common Stock. As of February 26, 1999, there were 8,072,021 shares of Common Stock outstanding. As of February 26, 1999, the Common Stock was owned by 844 Shareholders of record. The Common Stock is quoted on the Nasdaq National Market under the symbol "STSA." For additional information concerning the payment of dividends, see "Business - Regulation - Regulatory Capital Requirements," "Management's Discussion and Analysis - Liquidity and Sources of Funds" and Note 25 of "Notes to Consolidated Financial Statements."

          The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated.

                                            High      Low
                                           -------  -------

          Year ended December 31, 1998:
            Fourth quarter...............  $18-7/8  $13-1/2
            Third quarter................   23-5/8   14-1/4
            Second quarter...............   28-1/4   21-7/8
            First quarter................   26-1/2   19-3/4

          Year ended December 31, 1997:
            Fourth quarter...............  $    23  $    19
            Third quarter................   20-3/4   17-1/4
            Second quarter...............   19-1/4   15-1/4
            First quarter................   17-7/8   13-1/2

Item 6.  Selected Financial Data /(1)/ /(3)/

                                         Years Ended                     Six Months Ended               Fiscal Years Ended
                                         December 31,                      December 31,                       June 30,
                               --------------------------------        -------------------        -------------------------------
                                1998        1997           1996         1996         1995          1996        1995          1994
                               -----       -----          -----        ------       ------        -----       -----         -----
                                                       (Dollars in thousands, except per share amounts)
Interest income.............$  155,763   $  135,885     $  117,841   $   59,916   $   59,874   $  117,799   $  111,815   $   81,422
Interest expense............   (96,558)     (88,077)       (77,013)     (38,626)     (41,785)     (80,172)     (74,108)     (46,870)
                            ----------   ----------     ----------   ----------   ----------   ----------   ----------   ----------
Net interest income.........    59,205       47,808         40,828       21,290       18,089       37,627       37,707       34,552
Provision for loan losses...    (5,325)      (2,482)        (1,942)      (1,121)        (822)      (1,643)      (1,642)      (1,643)
                            ----------   ----------     ----------   ----------   ----------   ----------   ----------   ----------
Net interest income after
 provision for
 loan losses................    53,880       45,326         38,886       20,169       17,267       35,984       36,065       32,909
Other income................    12,313        9,474          9,246        4,775        5,062        9,533       11,640        9,028
Merger, acquisition and
 conversion costs...........    (5,464)           0              0            0            0            0            0            0
Other operating expenses....   (50,827)     (38,429)       (42,685)     (25,807)     (16,231)     (33,109)     (32,793)     (27,338)
                             ----------   ----------     ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income
 taxes......................     9,902       16,371          5,447         (863)       6,098       12,408       14,912       14,599
Income tax provision........    (3,679)      (6,152)        (2,577)        (162)      (2,252)      (4,667)      (5,039)      (5,085)
                             ---------    ---------      ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)...........     6,223       10,219          2,870       (1,025)       3,846        7,741        9,873        9,514
                             ---------    ---------      ---------    ---------    ---------    ---------    ---------    ---------
Preferred stock dividends
 declared...................         0         (940)        (1,885)        (942)        (942)      (1,885)      (1,885)        (272)
                             ---------    ----------     ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) applicable
 to common shares........... $   6,223    $   9,279      $     985    $  (1,967)   $   2,904    $   5,856    $   7,988    $   9,242
                             ==========   ==========     ==========   ==========   ==========   ==========   ==========   ==========

Income (loss) per common share:
 Basic.....................  $    0.78    $    1.40      $    0.17    $   (0.33)   $    0.50    $    1.00    $    1.41    $    1.67
 Diluted...................  $    0.76    $    1.25      $    0.17    $   (0.33)   $    0.48    $    0.97    $    1.27    $    1.61
Weighted average common
 shares outstanding:
 Basic.....................  8,027,537    6,634,599      5,902,991    5,955,387    5,830,804    5,840,359    5,682,650    5,541,007
 Diluted...................  8,217,067    8,170,675      8,022,769    8,074,600    7,974,257    8,000,454    7,793,233    5,900,786
Ratios:
Return on average assets...       0.30%        0.58%          0.18%      (0.13)%        0.48%        0.49%        0.62%        0.79%
Return on average common
 shareholders' equity......       5.42        11.06           1.39        (5.67)        7.95         8.07        12.75        16.14
Shareholders' equity to
assets at end of period....       5.14         5.71           6.04         6.04         6.29         6.03         5.98         5.77
Book value per common share
at end of period...........  $   14.77   $    13.80     $    11.78   $    11.78   $    12.44   $    11.39   $    11.90   $    10.15
Net interest margin........       3.05%        2.84%          2.75%        2.83%        2.35%        2.51%        2.49%        2.97%
Nonperforming assets to
 total assets at end of
 period....................       0.40         0.71           0.41         0.41         0.55         0.55         0.56         0.68
Operating Cash Performance
 Ratios: /(2)/
Operating cash earnings....  $  13,929   $   11,618     $    9,442   $    4,371   $    4,889   $    9,820   $   12,182   $   10,989
Operating cash earnings per
 common share-diluted......  $    1.70   $     1.31     $     0.94   $     0.42   $     0.50   $     0.99   $     1.32   $     1.82
Operating cash return on
 average common
 shareholders' equity......      12.13%       12.72%         10.68%        9.89%       10.83%       10.93%       16.44%       18.72%
Operating cash return on
 average assets............       0.66         0.66           0.60         0.55         0.61         0.62         0.77         0.91
Operating efficiency.......      65.0         63.2           66.5         69.3         62.9         63.1         59.4         57.5

                                         December 31,                          June 30,
                              ---------------------------------     -------------------------------
                                 1998        1997         1996        1996       1995        1994
                              --------     -------      -------     -------    -------      -------
                                         (Dollars in thousands, except per share amounts)
Financial Position Data:
Total assets................  $2,314,587  $1,938,353  $1,594,430  $1,537,813  $1,600,849  $1,437,442
Loans receivable............   1,468,534   1,105,739     970,196     923,494   1,094,468     885,138
Mortgage-backed securities..     405,725     477,513     379,965     403,109     284,424     364,664
Investments.................     180,680     213,426     118,005      86,775      87,146      90,634
Deposits....................   1,545,425   1,084,445     952,379     950,317     942,118     866,733
FHLB Seattle advances.......     319,540     460,085     259,626     259,410     352,073     364,985
Other borrowings............      97,240      72,240      32,240      17,240      17,240      17,250
Shareholders' equity........     119,017     110,617      96,269      92,686      95,798      82,991

Statistical Data:
Number of:
 Employees (full-time
  equivalents)..............         746         525         512         507         517         517
 Offices:
     Full service...........          77          44          44          44          44          44
     Loan production........          10           8          10          10          11          20
 Real estate loans..........       6,877       8,338      10,233      12,306      15,825      14,131
 Deposit accounts...........     156,362      88,969      89,350      91,053      90,623      86,063

/(1)/ Prior periods have been restated to reflect the acquisition of Big Sky on November 13, 1998, which was accounted for as a pooling of interests.

/(2)/ Amounts and ratios exclude intangible amortization and other non-recurring items, including acquisition-related costs and adjustments and one-time SAIF assessments, net of related income taxes. Intangible amortization, net of income tax effect, was $2,512, $1,399, $2,367, $1,011, $1,043,
      $2,079, $2,309 and $1,475 for the years ended December 31, 1998, 1997 and
      1996, six months ended December 31, 1996 and 1995 and for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Acquisition-related costs and other adjustments, net of income tax effect, were $5.2 million for the year ended December 31, 1998. One-time SAIF assessments, net of income tax effect, were $4,205 and $4,385 for the year and six months ended December 31, 1996, respectively.

      For the operating efficiency ratios, intangible amortization excluded from operating expenses was $3,971, $2,242, $3,254, $1,590, $1,669, $3,332,
      $3,487 and $2,263 for the years ended December 31, 1998, 1997 and 1996, six months ended December 31, 1996 and 1995 and for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Acquisition-related costs excluded from operating expenses were $5,464 for the year ended December 31, 1998. One-time SAIF assessments, excluded from operating expenses were $6,145 for the year and six months ended December 31, 1996.

/(3)/ Sterling changed its fiscal year end from June 30 to December 31, effective December 31, 1996. The selected financial data (except the ratios and statistical data) of Sterling for each of the periods has been derived from Sterling's consolidated financial statements. Such consolidated financial statements for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the fiscal year ended June 30, 1996 have been audited by PricewaterhouseCoopers LLP. The selected financial data as of and for all other periods presented are unaudited and reflect the adjustments, all of which are of a normal and recurring nature, which in the opinion of management are considered necessary for a fair presentation of the financial position and results of operations for such periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          Sterling is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank. The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage, INTERVEST and Harbor Financial. Sterling Savings Bank commenced operations in 1983 as a State of Washington-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

          Sterling, with $2.31 billion in total assets at December 31, 1998, attracts FDIC-insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as ten Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

          Recently, Sterling has focused its efforts on becoming more like a community bank by increasing its construction, business banking and consumer lending while increasing its retail deposits. Sterling's revenues are derived primarily from interest earned on loans and MBS, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the OTS, the FDIC and the Washington Supervisor. See "Regulation."

          To further enhance its presence in the Pacific Northwest market, Sterling has been working to expand its community bank delivery system, focusing primarily on deposit gathering and lending. Sterling completed the acquisition of Big Sky and its subsidiary, First Federal, on November 13, 1998. On that date First Federal had approximately $66 million in total assets and deposits of approximately $50 million. The merger with Big Sky was accounted for as a pooling of interests; and accordingly, all historical amounts have been restated to include the results of Big Sky.

          On June 15, 1998, Sterling acquired 33 branch offices in Washington, Idaho and Oregon from KeyBank. The purchase included $518 million of deposit balances and $125 million of loan balances. Upon acquisition, the weighted average interest rate on deposits assumed was approximately 3.42%. Sterling incurred an approximate $57 million intangible asset associated with the acquisition. Sterling is amortizing the intangible asset over a period of 15 years using the straight-line method. With the net cash received from the branch acquisition, Sterling repaid approximately $322 million of certain reverse repurchase borrowings and FHLB Seattle advances.

          Sterling changed its fiscal year-end from June 30 to December 31, effective December 31, 1996. Accordingly, results of operations included herein have been presented for the years ended December 31, 1998 and 1997, six months ended December 31, 1996 and 1995 and the fiscal year ended June 30, 1996. See
Note 1 of "Notes to Consolidated Financial Statements."

Net Interest Income

          The most significant component of earnings for a financial institution typically is net interest income ("NII"), which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings. Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 1998 and 1997 and the six months ended December 31, 1996, the increase in NII was due primarily to an increase in the interest earned on all interest-earning assets coupled with a decrease in the cost of deposits and FHLB Seattle advances. During the fiscal year ended June 30, 1996, the increase in NII was due to a mix change in the volume of interest-earning assets towards higher yielding assets, which helped increase the net interest margin.

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

                                                      Years Ended December 31,
                              ---------------------------------------------------------------------------
                                             1998                                    1997
                              ----------------------------------    -------------------------------------
                                            Interest    Average                      Interest    Average
                                             Earned      Yield                        Earned      Yield
                               Average         or          or        Average            or          or
                              Balance(1)      Paid       Cost(2)    Balance(1)         Paid       Cost(2)
                              ---------     --------    --------    ----------       --------    --------
                                                  (Dollars in thousands)
Interest-earning assets:
Loans......................  $1,282,668     $113,813      8.87%     $1,039,167       $ 94,963      9.14%
Mortgage-backed securities.     428,220       26,938      6.29         444,110         29,031      6.54
Investments and cash
 equivalents...............     233,264       15,012      6.44         200,350         11,891      5.94
                              ---------     --------      ----      ----------       --------      ----
Total interest-earning
 assets....................  $1,944,152     $155,763      8.01%     $1,683,627       $135,885      8.07%
                              =========     ========      ====      ==========       ========      ====

Interest-bearing
 liabilities:
Certificates of deposit....  $  791,311     $ 43,188      5.46%     $  655,121       $ 37,316      5.70%
Regular savings accounts
 and money market
 accounts..................     351,759       12,745      3.62         246,218          9,578      3.89
Interest-bearing demand
 accounts..................     145,335        1,662      1.14          81,985          1,133      1.38
                              ---------     --------      ----      ----------       --------      ----
Total deposits and checking   1,288,405       57,595      4.47         983,324         48,027      4.88
FHLB Seattle advances......     336,809       20,837      6.19         341,836         22,179      6.49
All other borrowings.......     196,484       10,844      5.52         243,757         13,985      5.74
Trust Preferred Securities.      40,000        3,800      9.50          21,128          2,220     10.51
Subordinated Notes.........      17,240        1,509      8.75          17,242          1,666      9.66
Advances under line
 of credit.................      21,667        1,973      9.11               0              0      0.00
                              ---------     --------      ----      ----------       --------      ----
Total interest-bearing
 liabilities...............  $1,900,605     $ 96,558      5.08%     $1,607,287       $ 88,077      5.48%
                              =========     ========      ====      ==========       ========      ====

Net interest income........                 $ 59,205                                 $ 47,808
                                            ========                                 ========

Net interest spread........                               2.93%                                    2.59%
                                                          ====                                     ====

Net interest margin........                               3.05%                                    2.84%
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities...............       102.3%                                 104.7%





                                                    Six Months Ended December 31,
                              ------------------------------------------------------------------------
                                             1996                                  1995
                              ----------------------------------    ----------------------------------
                                            Interest    Average                   Interest    Average
                                             Earned      Yield                     Earned      Yield
                               Average         or          or        Average         or          or
                              Balance(1)      Paid       Cost(2)    Balance(1)      Paid       Cost(2)
                              ---------     --------    --------    ----------    --------    --------
                                                      (Dollars in thousands)
Interest-earning assets:
Loans......................  $  962,927      $43,366     8.93%     $1,109,816      $48,370     8.65%
Mortgage-backed securities.     389,094       12,687     6.47         300,270        8,561     5.66
Investments and cash
 equivalents...............     140,341        3,863     5.46         114,196        2,943     5.11
                             ----------      -------     ----      ----------      -------     ----
Total interest-earning
 assets....................  $1,492,362      $59,916     7.96%     $1,524,282      $59,874     7.79%
                             ==========      =======     ====      ==========      =======     ====

Interest-bearing
 liabilities:
Certificates of deposit....  $  614,734      $17,330     5.59%     $  666,821      $19,980     5.94%
Regular savings accounts
 and money market
 accounts..................     233,144        4,411     3.75         187,235        3,427     3.63
Interest-bearing demand
 accounts..................      74,726          545     1.45          70,561          546     1.53
                             ----------      -------     ----      ----------      -------     ----
Total deposits and checking     922,604       22,286     4.79         924,617       23,953     5.14
FHLB Seattle advances......     258,089        8,849     6.80         348,959       11,589     6.59
All other borrowings.......     229,593        6,659     5.75         164,573        5,411     6.52
Trust Preferred Securities.           0            0     0.00               0            0     0.00
Subordinated Notes.........      17,240          832     9.57          17,242          832     9.57
Advances under line
 of credit.................           0            0     0.00               0            0     0.00
                             ----------      -------     ----      ----------      -------     ----
Total interest-bearing
 liabilities...............  $1,427,526      $38,626     5.37%     $1,455,391      $41,785     5.70%
                             ==========      =======     ====      ==========      =======     ====

Net interest income........                  $21,290                               $18,089
                                             =======                               =======

Net interest spread........                              2.59%                                 2.09%
                                                         ====                                  ====

Net interest margin........                              2.83%                                 2.35%
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities...............       104.5%                                104.7%





                                                      Fiscal Years Ended June 30,
                              ---------------------------------------------------------------------------
                                             1996                                    1995
                              ----------------------------------    -------------------------------------
                                            Interest    Average                      Interest    Average
                                             Earned      Yield                        Earned      Yield
                               Average         or          or        Average            or          or
                              Balance(1)      Paid       Cost(2)    Balance(1)         Paid       Cost(2)
                              ---------     --------    --------    ----------       --------    --------
                                                        (Dollars in thousands)
Interest-earning assets:
Loans......................  $1,027,268       $ 89,751     8.74%     $1,045,279       $ 83,385     7.98%
Mortgage-backed securities.     357,996         22,291     6.23         351,570         22,640     6.44
Investments and cash
 equivalents...............     114,748          5,757     5.02         114,769          5,790     5.04
                              ---------       --------     ----      ----------       --------     ----
Total interest-earning
 assets....................  $1,500,012       $117,799     7.85%     $1,511,618       $111,815     7.40%
                              =========       ========     ====      ==========       ========     ====

Interest-bearing
 liabilities:
Certificates of deposit....  $  647,555       $ 38,091     5.88%     $  661,822       $ 34,622     5.23%
Regular savings accounts
 and money market
 accounts..................     205,698          7,595     3.69         167,847          6,121     3.65
Interest-bearing demand
 accounts..................      71,628          1,121     1.57          79,208          1,279     1.61
                              ---------       --------     ----      ----------       --------     ----
Total deposits and checking     924,881         46,807     5.06         908,877         42,022     4.62
FHLB Seattle advances......     326,232         21,691     6.65         397,642         22,546     5.67
All other borrowings.......     167,087          9,994     5.98         133,075          7,866     5.91
Trust Preferred Securities.           0              0     0.00               0              0     0.00
Subordinated Notes.........      17,240          1,680     9.74          17,246          1,674     9.71
Advances under line
 of credit.................           0              0     0.00               0              0     0.00
                              ---------       --------     ----      ----------       --------     ----
Total interest-bearing
 liabilities...............  $1,435,440       $ 80,172     5.59%     $1,456,840       $ 74,108     5.09%
                              =========       ========     ====      ==========       ========     ====

Net interest income........                   $ 37,627                                $ 37,707
                                              ========                                ========

Net interest spread........                                2.26%                                   2.31%
                                                           ====                                    ====

Net interest margin........                                2.51%                                   2.49%
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities...............       104.5%                                  103.8%

------------------
 (1)  Average balances are computed on a monthly basis.

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

                                                 Year Ended
                                              December 31, 1998
                                                   versus
                                                 Year Ended
                                              December 31, 1997
                                         Increase (Decrease) Due to:
                               ------------------------------------------------
                                                           Rate/
                               Volume        Rate         Volume         Total
                               -------      -------       -------       -------
                                           (Dollars in thousands)
Interest income on:
Loans......................    $22,252      $(2,756)      $  (646)      $18,850
Mortgage-backed securities.     (1,039)      (1,093)           39        (2,093)
Investments and cash
 equivalents...............      1,953        1,003           165         3,121
                               -------      -------       -------       -------
Total interest income......     23,166       (2,846)         (442)       19,878
                               -------      -------       -------       -------

Deposits and checking
 accounts:
Certificates of deposit....      7,757       (1,561)         (324)        5,872
Regular savings accounts
 and money market accounts.      4,106         (657)         (282)        3,167
Interest-bearing demand
 accounts..................        875         (195)         (151)          529
                               -------      -------       -------       -------

Total deposits and checking
 accounts:.................     12,738       (2,413)         (757)        9,568
FHLB Seattle advances......       (326)      (1,031)           15        (1,342)
All other borrowings.......     (2,712)        (532)          103        (3,141)
Trust Preferred Securities.      1,983         (213)         (190)        1,580
Subordinated Notes.........          0         (157)            0          (157)
Advances under line of
 credit....................          0            0         1,973         1,973
                               -------      -------       -------       -------
Total interest expense.....     11,683       (4,346)        1,144         8,481
                               -------      -------       -------       -------

Net interest income........    $11,483      $ 1,500       $(1,586)      $11,397
                               =======      =======       =======       =======




                                              Six Months Ended
                                              December 31, 1996
                                                   versus
                                              Six Months Ended
                                              December 31, 1995
                                         Increase (Decrease) Due to:
                               ------------------------------------------------
                                                           Rate/
                               Volume        Rate         Volume         Total
                               -------      -------       -------       -------
                                           (Dollars in thousands)
Interest income on:
Loans......................    $(6,402)     $ 1,611       $(213)        $(5,004)
Mortgage-backed securities.      2,532        1,230         364           4,126
Investments and cash
 equivalents...............        674          200          46             920
                               -------      -------       -----         -------
Total interest income......     (3,196)       3,041         197              42
                               -------      -------       -----         -------

Deposits and checking
 accounts:
Certificates of deposit....     (1,561)      (1,182)         93          (2,650)
Regular savings accounts
 and money market accounts.        840          115          29             984
Interest-bearing demand
 accounts..................         32          (31)         (2)             (1)
                               -------      -------       -----         -------

Total deposits and checking
 accounts:.................       (689)      (1,098)        120          (1,667)
FHLB Seattle advances......     (3,018)         376         (98)         (2,740)
All other borrowings.......      2,138         (638)       (252)          1,248
Trust Preferred Securities.          0            0           0               0
Subordinated Notes.........          0            0           0               0
Advances under line of
 credit....................          0            0           0               0
                               -------      -------       -----         -------
Total interest expense.....     (1,569)      (1,360)       (230)         (3,159)
                               -------      -------       -----         -------

Net interest income........    $(1,627)     $ 4,401       $ 427         $ 3,201
                               =======      =======       =====         =======



                                            Fiscal Year Ended
                                              June 30, 1996
                                                  versus
                                            Fiscal Year Ended
                                              June 30, 1995
                                         Increase (Decrease) Due to:
                               ------------------------------------------------
                                                           Rate/
                               Volume        Rate         Volume         Total
                               -------      -------       -------       -------
                                           (Dollars in thousands)
Interest income on:
Loans......................    $(1,437)     $ 7,940       $(137)        $6,366
Mortgage-backed securities.        414         (749)        (14)          (349)
Investments and cash
 equivalents...............         (1)         (32)          0            (33)
                               -------      -------       -----         ------
Total interest income......     (1,024)       7,159        (151)         5,984
                               -------      -------       -----         ------

Deposits and checking
 accounts:
Certificates of deposit....       (746)       4,308         (93)         3,469
Regular savings accounts
 and money market accounts.      1,380           76          18          1,474
Interest-bearing demand
 accounts..................       (122)         (39)          3           (158)
                               -------      -------       -----         ------

Total deposits and checking
 accounts:.................        512        4,345         (72)         4,785
FHLB Seattle advances......     (4,049)       3,893        (699)          (855)
All other borrowings.......      2,010           94          24          2,128
Trust Preferred Securities.          0            0           0              0
Subordinated Notes.........         (1)           7           0              6
Advances under line of
 credit....................          0            0           0              0
                               -------      -------       -----         ------
Total interest expense.....     (1,528)       8,339        (747)         6,064
                               -------      -------       -----         ------

Net interest income........    $   504      $(1,180)      $ 596         $  (80)
                               =======      =======       =====         ======

Asset and Liability Management

          The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the NPV, or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling's ARMs are indexed to the weekly average yield on one-year U.S. Treasury securities. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates. See "Business - Lending Activities."

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

          The calculations of present value have certain shortcomings. The discount rates utilized for loans, investments and MBS are based on estimated nationwide market interest rate levels for similar loans and securities, with prepayment assumptions based on historical experience and market forecasts. The unique characteristics of Sterling's loans and MBS may not necessarily parallel those in the model. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the market value of deposits and FHLB Seattle advances since such deposits and advances are unique to and have certain price and customer relationship advantages for depository institutions. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments on the assumption that the resulting cash flows are reinvested in financial instruments with virtually identical terms.

          The total measurement of Sterling's exposure to IRR as presented in the following table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of and the net earnings generated from Sterling's net assets from any change in interest rates.

          With the acquisition of the KeyBank branches, Sterling's NPV decreased, primarily reflecting the increase in intangible assets and IRR. Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, and by increasing the level of its core deposits, which are generally a lower-cost funding source than borrowings. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

          The following table presents Sterling's estimates of changes in NPV for the periods indicated. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.

                             At December 31, 1998               At December 31, 1997
                        -----------------------------     ---------------------------------
       Change in                Ratio of NPV                        Ratio of NPV
      Interest Rate            to the Present     %                to the Present       %
     in Basis Points              Value of      Change                 Value of       Change
      (Rate Shock)        NPV   Total Assets    in NPV       NPV    Total Assets     in NPV
----------------------    ---  --------------   ------       ---    --------------   ------
                                  (Dollars in thousands)
           +300         $11,384    0.53%        (86.5)    $ 63,304       3.40%        (46.5)
           +200          37,950    1.72         (55.1)      89,253       4.69         (26.1)
           +100          59,814    2.66         (29.3)     113,909       5.87          (7.6)
        Static           84,568    3.70           N/A      124,835       6.35           N/A
           -100          71,197    3.10         (15.8)     117,947       5.93          (5.9)
           -200          50,677    2.20         (40.1)     101,295       5.13         (19.2)
           -300          40,966    1.77         (51.6)      80,720       4.11         (35.4)

          At December 31, 1998, Sterling calculated that its NPV was $84.6 million, and that its NPV would decrease by 55.1% and 86.5% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $124.8 million at December 31, 1997, where its NPV would decrease by 26.1% and 46.5% if interest rate levels generally were to increase by 2% and 3%, respectively. See "Business - Regulation - Regulatory Capital Requirements
- Risk-based Capital."

          Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap position to be a negative 5.7% and a negative 13.6% at December 31, 1998 and 1997, respectively. Sterling calculated its three-year gap position to be a negative 9.8% and a negative 6.9% at December 31, 1998 and 1997, respectively. The reduction in the negative one-year gap position at December 31, 1998 was due primarily to increases in rate sensitive loans and retail deposits. The increase in the three-year gap position was due primarily to an increase in cash and other noninterest-bearing assets and an increase in fixed-rate mortgage loans. The increase in fixed-rate mortgage loans reflected borrower preferences to prepay ARM and balloon loans and "lock-in" long-term financing in the current low-rate environment. Management attempts to maintain Sterling's gap position between positive 5% and negative 20%. At December 31, 1998, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. See "Results of Operations - Net Interest Income" and "Capital Resources."

          The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling's interest-earning assets and interest-bearing liabilities at December 31, 1998. Other than loans which are in the available-for-sale portfolio, all of the financial instruments of Sterling are intended to be held to maturity. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling's historical experience, estimates from secondary market sources such as FHLMC and estimated passbook deposit decay rates (the rate of withdrawals or transfers to higher-yielding CDs). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard. The classification of mortgage loans, investments and MBS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information reported in accordance with GAAP and contained elsewhere in this Report on Form 10-K.

                                                             Maturity or Repricing
                                         --------------------------------------------------------------------
                                                       Over        Over        Over
                                           0 to 3    3 Months     1 Year     3 Years       Over
                                           Months   to 1 Year   to 3 Years  to 5 Years   5 Years      Total
                                         ---------  ---------   ----------  ----------  --------   -----------
                                                           (Dollars in thousands)
Interest-earning assets:
Mortgage loans, investments and MBS:
ARM and balloon mortgage loans.........  $348,523   $ 138,660   $  65,252   $   3,876   $     63   $  556,374
Fixed-rate mortgage loans..............    34,213      97,190     156,249     106,406    323,962      718,020
Loans held for sale....................    15,881           0           0           0          0       15,881
                                         --------   ---------   ---------   ---------   --------   ----------
Total mortgage loans, investments
  and MBS..............................   398,617     235,850     221,501     110,282    324,025    1,290,275
Nonmortgage loans:
Consumer...............................    58,634      67,864      95,292      37,188     27,965      286,943
Commercial.............................   157,503      60,626      40,131      27,733     26,928      312,921
                                         --------   ---------   ---------   ---------   --------   ----------
Total loans, investments and MBS.......   614,754     364,340     356,924     175,203    378,918    1,890,139
Cash, investments and MBS..............   104,419      18,204       3,980      72,759      8,296      207,658
                                         --------   ---------   ---------   ---------   --------   ----------
Total rate-sensitive assets............   719,173     382,544     360,904     247,962    387,214    2,097,797
Cash on hand and in banks..............                                                   70,129       70,129
Other noninterest-earning assets.......                                                  146,661      146,661
                                         --------   ---------   ---------   ---------   --------   ----------
Total assets...........................  $719,173   $ 382,544   $ 360,904   $ 247,962   $604,004   $2,314,587
                                         ========   =========   =========   =========   ========   ==========
Interest-bearing liabilities:
Deposits:
Certificates of deposit................  $273,751   $ 385,111   $ 107,231   $  33,658   $ 15,206   $  814,957
Checking accounts......................     6,042      18,092      48,247      48,247    176,662      297,290
Money market accounts..................   330,251           0           0           0          0      330,251
Passbook accounts......................     4,117      12,351      32,937      32,937     20,585      102,927
                                         --------   ---------   ---------   ---------   --------   ----------
Total deposits.........................   614,161     415,554     188,415     114,842    212,453    1,545,425
FHLB Seattle advances..................    60,000      55,000     103,342      86,342     14,856      319,540
Repurchase agreements..................    36,194      13,080     145,800           0          0      195,074
Other borrowings.......................    40,000           0      17,240           0     40,000       97,240
                                         --------   ---------   ---------   ---------   --------   ----------
Total interest-bearing liabilities.....  $750,355   $ 483,634   $ 454,797   $ 201,184   $267,309   $2,157,279
                                         ========   =========   =========   =========   ========   ==========

Other noninterest-bearing liabilities..                                                   38,291       38,291
Shareholders' equity...................                                                  119,017      119,017
                                                                                        --------   ----------
Total liabilities and shareholders'
  equity...............................                                                 $424,617   $2,314,587
                                                                                        ========   ==========

Net gap................................  $(31,182)  $(101,090)  $ (93,893)  $  46,778   $179,387   $        0
                                         ========   =========   =========   =========   ========   ==========

Cumulative gap.........................  $(31,182)  $(132,272)  $(226,165)  $(179,387)  $      0   $        0
                                         ========   =========   =========   =========   ========   ==========

Cumulative gap to total assets.........     (1.35)%     (5.71)%     (9.77)%     (7.20)%      0.0%         0.0%

Financial Position

          Assets. At December 31, 1998, Sterling's assets were $2.31 billion, up 19.4% from $1.94 billion at December 31, 1997. The increase was due primarily to increases associated with the KeyBank branch acquisition as well as internal generation of loans.

          Investments and MBS. Sterling's investment and MBS portfolio at December 31, 1998 was $586.4 million, down $104.5 million from the December 31, 1997 balance of $690.9 million. The decrease was due primarily to net sales of MBS during the period.

          Loans Receivable. At December 31, 1998, net loans receivable were $1.47 billion, up $362.8 million from $1.11 billion at December 31, 1997. A portion of the increase was due to the acquisition of $123.7 million of KeyBank loans, net of allowances for loan losses, on June 15, 1998. These loans were comprised of consumer and business banking portfolios of $79.9 million and $43.8 million, respectively. Loan originations increased $196.8 million from December 31, 1997. The most significant area of increase in loan originations for the year ended December 31, 1998 was in consumer lending. See the loan origination table below.

          The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include undisbursed loan proceeds, unearned discounts, deferred loan origination costs and fees or allowances for loan losses.

                                    December 31, 1998  December 31, 1997
                                    -----------------  -----------------
                                       Amount      %      Amount     %
                                      --------    --     --------   --
                                           (Dollars in thousands)

          Residential.............  $  342,757   21.3  $  313,792   26.0
          Multifamily.............     124,656    7.7      68,697    5.7
          Commercial real estate..     177,912   11.1     120,502   10.0
          Construction............     358,714   22.3     302,940   25.1
          Consumer - direct.......     224,651   14.0     139,666   11.6
          Consumer - indirect.....      64,764    4.0      19,016    1.6
          Business banking........     315,614   19.6     241,808   20.0
                                    ----------  -----  ----------  -----

          Total loans receivable..  $1,609,068  100.0  $1,206,421  100.0
                                    ==========  =====  ==========  =====

      The following table sets forth Sterling's loan originations for the periods indicated.

                                            Years Ended December 31,
                                            ------------------------
                                            1998      1997   % Change
                                            ----     ------  --------
                                              (Dollars in thousands)

               Residential.............  $  241,725  $179,297   34.8
               Multifamily.............      83,904    29,015  189.2
               Commercial real estate..      34,735    36,410   (4.6)
               Construction............     316,135   291,154    8.6
               Consumer - direct.......      99,449    79,448   25.2
               Consumer - indirect.....      51,958    20,955  148.0
               Business banking........     178,209   173,014    3.0
                                         ----------  --------

               Total loans originated..  $1,006,115  $809,293   24.3
                                         ==========  ========

          Deposits. Total deposits increased $461.0 million to $1.55 billion at December 31, 1998 from $1.08 billion at December 31, 1997. Sterling assumed $517.5 million in deposits associated with the KeyBank branch acquisition in June 1998.

          The following table sets forth the composition of Sterling's deposits at the dates indicated.

                                      December 31, 1998   December 31, 1997
                                      -----------------   -----------------
                                         Amount    %         Amount    %
                                        --------  --        --------  --
                                              (Dollars in thousands)

          Certificates of deposit...  $  814,957   52.7  $  704,655   65.0
          Checking..................     297,290   19.2     123,511   11.4
          Savings and money market..     433,178   28.1     256,279   23.6
                                      ----------  -----  ----------  -----

          Total deposits............  $1,545,425  100.0  $1,084,445  100.0
                                      ==========  =====  ==========  =====

          Borrowings. Sterling's primary sources of borrowing are the FHLB Seattle advances, securities sold under agreements to repurchase and other borrowings. At December 31, 1998, total borrowings were $611.9 million, compared with $712.4 million at December 31, 1997, a decrease of $100.5 million. The decrease reflects the repayment of certain borrowings with the net cash acquired with the KeyBank branch acquisition, thereby replacing wholesale funds with lower cost deposit funding sources. FHLB Seattle advances outstanding have decreased by $140.5 million since December 31, 1997. See "Liquidity and Sources of Funds."

Results of Operations for the Years Ended December 31, 1998 and 1997

          Overview. Core earnings, which are defined as total earnings before acquisition and conversion costs, associated with two acquisitions and certain other charges (collectively, "non-core charges"), for the year ended December 31, 1998 were $11.4 million, or $1.39 per diluted share. After the non-core charges, Sterling recorded net income of $6.2 million, or $0.76 per diluted share for the year ended December 31, 1998. This compares to net income of $10.2 million, or $1.25 per diluted share, for the year ended December 31, 1997. The increases in core earnings for the twelve-month period reflected an increase in net interest income and other income.

          Sterling completed its merger with Big Sky on November 13, 1998. This transaction was accounted for as a pooling of interests; and accordingly, all historical amounts have been restated to include the results of Big Sky. The after-tax non-core charges associated with the Big Sky acquisition were approximately $1.5 million. During the second quarter of 1998, Sterling completed the acquisition of 33 Northwest KeyBank branches. After-tax non-core charges associated with the KeyBank branch acquisition were approximately $2.0 million. See "Operating Expenses."

          During the second quarter of 1998, Sterling added approximately $2.9 million for loan losses to its reserves. In addition, to improve asset and liability management associated with the effects of the acquisition of the KeyBank branches, a loss of approximately $581,000 was incurred on the sale of MBS during the second quarter of 1998. See "Provision for Loan Losses."

          The returns on average common shareholders' equity and average assets were negatively impacted by the non-core charges during 1998. The returns on average assets were 0.30% and 0.58% for the years ended December 31, 1998 and 1997, respectively. The returns on average common shareholders' equity were 5.4% and 11.1% for the years ended December 31, 1998 and 1997, respectively. These decreases were due primarily to non-core charges and higher operating expenses.

          Net Interest Income. Net interest income for the years ended December 31, 1998 and 1997 was $59.2 million and $47.8 million, respectively. During these same periods, the net interest margins were 3.05% and 2.84%, respectively, and the volumes of interest-earning assets were $1.94 billion and $1.68 billion, respectively. The increase in NII was due primarily to an increase in the volume of average interest-earning assets which were primarily loans and an increase in the net interest margin. The increase in the net interest margin was due primarily to a decrease in the cost of deposits.

          Provision for Loan Losses. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $5.3 million and $2.5 million for the years ended December 31, 1998 and 1997, respectively. Sterling increased its provision for loan losses in anticipation of potentially higher levels of loss from its expanded construction, business banking and consumer lending activities. Additionally, during the quarter ended June 30, 1998, Sterling provided approximately $2.9 million for loan losses, reflecting a more conservative view of the factors used to determine such reserves, including impacts on Pacific Northwest economy resulting from a slowdown of trade with Asia. Management anticipates that its provisions for loan losses will increase in the future as Sterling continues to expand into higher-yielding, higher-risk loans.

          At December 31, 1998, Sterling's loan delinquency rate as a percentage of total loans was 0.43%, compared with 0.69% at December 31, 1997. Total nonperforming loans were $3.1 million at December 31, 1998, compared with $4.9 million at December 31, 1997. As a percentage of total loans, nonperforming loans were 0.19% at December 31, 1998, compared with 0.41% at December 31, 1997. Management believes the loan loss provisions represent appropriate allowances for loan losses based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

          Other Income. The following table summarizes the components of other income for the periods indicated:

                                                                 Years Ended
                                                                 December 31,
                                                           ------------------------
                                                               1998         1997
                                                           ------------  ----------
                                                            (Dollars in thousands)

               Fees and service charges..................      $ 7,858      $5,140
               Mortgage banking operations...............        1,848       1,922
               Loan servicing fees.......................          791       1,299
               Net gain on sales of securities...........        2,038       1,197
               Net loss on sales and operations of real
                  estate owned ("REO")...................         (222)        (84)
                                                               -------      ------

                                                               $12,313      $9,474
                                                               =======      ======

          Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increase for the year ended December 31, 1998, compared with the year ended December 31, 1997, was due primarily to an increase in service charges on deposit accounts, fees for certain customer services and commissions on sales of credit life insurance. The increase in service charges on deposit accounts and fees for certain customer services was due primarily to an increase in the number of accounts associated with the KeyBank branch acquisition.

          The following table summarizes loan originations and sales of loans for the periods indicated:

                                                                    Years Ended
                                                                   December 31,
                                                               ---------------------
                                                                  1998       1997
                                                               ----------  ---------
                                                               (Dollars in millions)

              Originations of one- to four-family permanent
                mortgage loans...............................      $241.7     $179.3
              Sales of residential loans.....................       110.2      108.0
              Principal balances at end of period of
                mortgage loans serviced for others...........       211.0      454.3

          The decrease in loan servicing fees for the year ended December 31, 1998, compared with the year ended December 31, 1997, was due primarily to a decrease in the balance of loans serviced. During the year ended December 31, 1998, Sterling sold in bulk rights to service conventional loans for others with principal balances of $117.6 million. There were no such sales in the year ended December 31, 1997. Sterling's average loan servicing portfolios for the years ended December 31, 1998 and 1997 were approximately $283.3 million and $506.8 million, respectively.

          During the year ended December 31, 1998, Sterling sold approximately $394.8 million of investments and MBS, resulting in a net gain of $2.0 million. In the same period in 1997, Sterling sold $263.3 million in investments and MBS, resulting in a net gain of $1.2 million.

          Operating Expenses. Operating expenses before non-core charges were $50.8 million for the year ended December 31, 1998. Including non-core charges, total operating expenses were $56.3 million, compared with $38.4 million for the year ended December 31, 1997. Non-core charges included acquisition and conversion costs, the buyout of certain management contracts and the costs associated with mailing customer notices, issuing new checks and ATM cards, training new employees, related travel expenses, equipping branches with office supplies, implementing a targeted marketing campaign and converting computer systems.

          Employee compensation and benefits were $22.4 million and $16.6 million for the years ended December 31, 1998 and 1997, respectively. The increase was due primarily to an increase in staffing for the new branches and in lending staff related to Sterling's efforts to increase its commercial real estate, business banking and consumer lending areas. Amortization of intangibles amounted to $4.0 million and $2.2 million for the years ended December 31, 1998 and 1997, respectively. The increase was due primarily to the KeyBank branch acquisition. Occupancy and equipment expenses were $7.5 million and $6.2 million for the years ended December 31, 1998 and 1997, respectively. This increase resulted from increased branches. Insurance expenses were $1.1 million and $1.2 million for the years ended December 31, 1998 and 1997, respectively. The decrease was due primarily to a reduction in property and casualty insurance premiums. Legal and accounting expenses were $1.6 million and $1.5 million during the years ended December 31, 1998 and 1997, respectively. The increase was due primarily to an increase in accounting expenses. Other expenses were $3.7 million and $2.3 million for the years ended December 31, 1998 and 1997, respectively. The increase in other expenses was due primarily to a reduction in the deferral of loan origination costs, as well as an increase in loan processing expense. See "General," "Capital Resources," "Year 2000 Issues" and Note 19 of "Notes to Consolidated Financial Statements."

          Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income but excludes intangible amortization expense). Sterling's operating efficiency ratios were 73.2% and 63.2% for the years ended December 31, 1998 and 1997, respectively. Management is striving to reduce its operating efficiency ratio below 65%, but there can be no assurance that it will be able to achieve this goal. Sterling also measures the efficiency of its operations by its cash operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income but excludes non-core charges and intangible amortization expense). Sterling's cash operating efficiency ratios were 65.0% and 63.2% for the years ended December 31, 1998 and 1997, respectively.

          Income Tax Provision. For the year ended December 31, 1998, Sterling's federal and state income tax provision of $3.7 million represented 37.2% of income before income taxes. The effective income tax rates are higher than the statutory federal rate due to higher sources of income being derived from states with income taxes. For the year ended December 31, 1997, Sterling's income tax provision of $6.2 million consisted of the provision on the operating income which approximates the statutory tax rates plus a provision related to a change in the estimate of prior period income taxes.

Results of Operations for the Six Months Ended December 31, 1996 and 1995

          Overview. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $6.1 million during the six months ended December 31, 1996. Primarily as a result of this charge and an increase in other operating expenses, Sterling reported a net loss of $1.0 million, or $0.33 per diluted share, for the six months ended December 31, 1996, compared with net income of $3.8 million, or $0.48 per diluted share, for the six months ended December 31, 1995.

          The annualized return on average assets was (0.13)% and 0.48% for the six months ended December 31, 1996 and 1995, respectively. The return on average common shareholders' equity was (5.7)% and 8.0% for the six months ended December 31, 1996 and 1995, respectively. This decrease was due primarily to the SAIF assessment and the increase in other operating expenses.

          Net Interest Income. Net interest income for the six months ended December 31, 1996 was $21.3 million, compared to $18.1 million for the six months ended December 31, 1995. During these same periods, the net interest margins were 2.83% and 2.35%, respectively, and the volumes of interest-earning assets were $1.49 billion and $1.52 billion, respectively. The increase in NII was due primarily to an increase in the rates earned on interest-earning assets coupled with a decrease in the cost of deposits and other borrowings. See "Net Interest Income."

          Provision for Loan Losses. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $1.1 million and $822,000 for the six months ended December 31, 1996 and 1995, respectively.

          At December 31, 1996, Sterling's loan delinquency rate as a percentage of total loans was 0.51%, compared with 0.56% at December 31, 1995. Total nonperforming loans were $2.5 million at December 31, 1996, compared with $4.5 million at December 31, 1995. As a percentage of total loans, nonperforming loans were 0.24% at December 31, 1996, compared with 0.47% at December 31, 1995. Management believes the loan loss provisions represent appropriate allowances for loan losses based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

          Other Income. The following table summarizes the components of other income for the periods indicated:

                                                             Six Months Ended
                                                               December 31,
                                                         ------------------------
                                                            1996         1995
                                                         -----------  -----------
                                                          (Dollars in thousands)

              Fees and service charges.................      $2,506       $1,882
              Mortgage banking operations..............       1,686        1,761
              Loan servicing fees......................         639          466
              Net gain on sales of securities..........          46          451
              Net gain on sale of building.............           0          616
              Net loss on sales and operations of REO..        (102)        (114)
                                                             ------       ------
                                                             $4,775       $5,062
                                                             ======       ======

          Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance and late charges on loans, as well as escrow fees, commissions on sales of mutual funds and annuity products. The increase for the six months ended December 31, 1996, compared with the six months ended December 31, 1995, was due primarily to an increase in service charges on deposit accounts, fees for certain customer services and commissions on sales of credit life insurance. This increase in service charges on deposit accounts and fees for certain customer services was due primarily to the change in the mix of Sterling's deposit accounts.

          The decrease in income from mortgage banking operations for the six months ended December 31, 1996, compared with the six months ended December 31, 1995, primarily resulted from a decrease in the volume of loans sold during the six months ended December 31, 1996, as compared with the six months ended December 31, 1995.

          The following table summarizes loan originations and sales of loans for the periods indicated:

                                                                  Six Months Ended
                                                                    December 31,
                                                                ---------------------
                                                                   1996       1995
                                                                ----------  ---------
                                                                (Dollars in millions)

               Originations of one- to four-family permanent
                  mortgage loans..............................      $ 75.0     $126.1
               Sales of residential loans.....................        77.9      122.8
               Principal balances at end of period of
                  mortgage loans serviced for others..........       542.2      837.1

          The increase in loan servicing fees for the six months ended December 31, 1996, compared with the six months ended December 31, 1995, was due primarily to a decrease in the balance of loans serviced that have amortization of a related acquisition premium, offsetting the loan servicing income.

          Sterling's average loan servicing portfolios for the six months ended December 31, 1996 and 1995 were approximately $562.3 million and $625.2 million, respectively.

          During the six months ended December 31, 1995, Sterling sold approximately $55.6 million of investments and MBS. Sterling used the majority of the proceeds from the 1995 sales to invest in one- to four-family loans and intermediate-term MBS.

          Operating Expenses. Operating expenses were $25.8 million and $16.2 million for the six months ended December 31, 1996 and 1995, respectively. The significant increase is due primarily to the one-time SAIF assessment and increases in employee compensation and benefits, legal and accounting costs and other expenses.

          Employee compensation and benefits were $7.3 million and $6.4 million for the six months ended December 31, 1996 and 1995, respectively. The increase was due primarily to an increase in the number of employees. Occupancy and equipment expenses were $2.9 million and $2.7 million for the six months ended December 31, 1996 and 1995, respectively. Depreciation expense was $1.6 million and $1.4 million for the six months ended December 31, 1996 and 1995, respectively. The increases in occupancy and equipment and depreciation expenses were due primarily to higher computer and data processing costs following a conversion to a new data processing system in October 1995. Insurance expenses were $1.3 million and $1.2 million for the six months ended December 31, 1996 and 1995, respectively. The increase was due primarily to the initiation of liability coverage for directors and officers and to increased premiums on property and casualty policies. Legal and accounting expenses were $1.3 million and $548,000 during the six months ended December 31, 1996 and 1995, respectively. The increase was due primarily to costs incurred to pursue Sterling's breach of contract claim against the U.S. government and higher levels of accounting and regulatory examination costs. Other expenses were $1.0 million and $465,000 for the six months ended December 31, 1996 and 1995, respectively. The increase in other expenses was due primarily to a reduction in the deferral of loan origination costs, increased business and occupation taxes and increased provisions for various other expense items. See "General," "Capital Resources" and Note 19 of "Notes to Consolidated Financial Statements."

          Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income but excludes intangible amortization expense). Sterling's operating efficiency ratios were 92.9% and 62.9% for the six months ended December 31, 1996 and 1995, respectively. The increase was due primarily to the significant increase in operating expenses described above. Sterling also measures the efficiency of its operations by its cash operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income but excludes intangible amortization and the one-time SAIF assessment). Sterling's cash operating efficiency ratios were 69.3% and 62.9% for the six months ended December 31, 1996 and 1995, respectively.

          Income Tax Provision. For the six months ended December 31, 1996, Sterling's federal and state income tax provision of $162,000 resulted from a change in the estimated prior period income taxes which exceeded the benefit from the current operating loss related to a change in the estimate of prior period income taxes. For the six months ended December 31, 1995, Sterling's income tax provision was $2.3 million, a 36.9% effective tax rate. The effective income tax rates are higher than the statutory federal rate due to higher sources of income being derived from states with income taxes.

Results of Operations for Fiscal Years Ended June 30, 1996 and 1995

          Overview. Sterling reported net income of $7.7 million, or $0.97 per diluted share, for the fiscal year ended June 30, 1996, compared with the fiscal year ended June 30, 1995, when net income was $9.9 million or $1.27 per diluted share. In the fiscal year ended June 30, 1996, the decrease in net income was due primarily to a decrease in income from mortgage banking operations. All per share amounts have been adjusted for all Common Stock dividends declared and/or paid. See "- Other Income" and "- Operating Expenses."

          For the fiscal year ended June 30, 1996, the annualized return on average assets was 0.49%, compared with 0.62% for the fiscal year ended June 30, 1995. The decrease was due primarily to the decrease in net income. The return on common shareholders' equity was 8.1% for the fiscal year ended June 30, 1996, compared with 12.8% for the fiscal year ended June 30, 1995. This decrease was due primarily to a decline in income from mortgage banking operations.

          Net Interest Income. NII was $37.6 million for the fiscal year ended June 30, 1996, compared with NII of $37.7 million for the fiscal year ended June 30, 1995. During this same period, the net interest margins were 2.51% and 2.49%, respectively, and the volumes of interest-earning assets were $1.50 billion and $1.51 billion, respectively. The decrease in NII was due primarily to an increase in the cost of funds. The increase in net interest margin was due primarily to the increase in the yield on average interest-earning assets. See "Net Interest Income."

          Provision for Loan Losses. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $1.6 million for the fiscal years ended June 30, 1996 and 1995.

          At June 30, 1996, Sterling's loan delinquency rate was 0.35%, compared with 0.33% at June 30, 1995. Total nonperforming loans were $3.6 million at June 30, 1996 and 1995, respectively. As a percentage of total loans, nonperforming loans were 0.34% at June 30, 1996 compared with 0.31% at June 30, 1995. Management believes the loan loss provisions represent appropriate allowances for loan losses based upon its evaluation of the factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans and associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

          Other Income. The following table summarizes the components of other income for the periods indicated.
                                               Fiscal Years Ended June 30,
                                               ---------------------------
                                                      1996      1995
                                                    --------  ------
                                                  (Dollars in thousands)

          Fees and service charges.................  $4,643   $ 4,176
          Mortgage banking operations..............   3,054     6,416
          Loan servicing fees......................     933     1,286
          Net gain on sales of securities..........     458       253
          Net gain on sale of building.............     616         0
          Net loss on sales and operations of REO..    (171)     (491)
                                                     ------   -------
                                                     $9,533   $11,640
                                                     ======   =======

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

          The decrease in income from mortgage banking operations for the fiscal year ended June 30, 1996 was due primarily to lower levels of bulk sales of servicing rights. During the fiscal year ended June 30, 1996 there were no gains on bulk sales of loan servicing rights compared with a gain of $5.6 million for the fiscal year ended June 30, 1995. Sterling sold bulk servicing during the fiscal year ended June 30, 1995 primarily to offset the reduction in residential loan originations and related gains on sales of loans. Residential loan originations declined in response to a reduction in refinance activities and increases in short-term interest rates. See "Asset and Liability Management."

          The following table summarizes loan originations and sales of loans and bulk servicing rights for the periods indicated:

                                                                Fiscal Years Ended June 30,
                                                               ----------------------------
                                                                      1996      1995
                                                                     -------   ------
                                                                  (Dollars in millions)
          Originations of one- to
            four-family permanent mortgage loans...................  $221.1     $288.8
          Sales of residential loans...............................   232.1       98.2
          Principal balances of servicing portfolios sold in bulk
            during the period......................................   172.2      437.8
          Principal balances of servicing portfolios acquired......     0.0      451.4
          Principal balances at end of period of mortgage loans
            serviced for others....................................   587.8      647.0

          The decrease in loan servicing fees for the fiscal year ended June 30, 1996, compared with the fiscal year ended June 30, 1995, was due primarily to a decrease in the average size of the loan servicing portfolios. During the fiscal years ended June 30, 1996 and 1995, Sterling sold in bulk rights to service conventional loans for others with principal balances of $172.2 million and $437.8 million, respectively. Gains on these sales were included in income from mortgage banking operations. Sterling's average loan servicing portfolios for the fiscal years ended June 30, 1996 and 1995 were approximately $677.4 million and $671.4 million, respectively.

          During the fiscal year ended June 30, 1996, Sterling sold approximately $55.6 million of investments and MBS. In the fiscal year ended June 30, 1996, Sterling used the majority of the sales proceeds to repay maturing borrowings and jumbo deposits. See "Asset and Liability Management."

          The decrease in net losses from sales and operation of REO was due primarily to a higher level of income from the operations of REO.

          Operating Expenses. Operating expenses were $33.1 million for the fiscal year ended June 30, 1996, compared with $32.8 million for fiscal year ended June 30, 1995. The increase in operating expenses of 1.0% was due primarily to increases in depreciation, employee compensation and benefits, insurance, and occupancy and equipment, offset by decreases in advertising, data processing and amortization of intangibles. See Note 19 of "Notes to Consolidated Financial Statements."

          Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income but excludes intangible amortization expense). Sterling's operating efficiency ratios were 63.1% and 59.4% for the fiscal years ended June 30, 1996 and 1995, respectively. The increase was due primarily to lower levels of NII and income from mortgage banking operations.
In addition, the operating efficiency ratio reflected a decrease in cost efficiency of the residential lending operations due primarily to a decrease in loan originations. Management is striving to reduce its operating efficiency ratio below 65%, but there can be no assurance that it will be able to achieve this goal.

Sterling also measures the efficiency of its operations by its cash operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income but excludes non-core charges and intangible amortization expense). Sterling's cash operating efficiency ratios were 63.1% and 59.4% for the fiscal years ended June 30, 1996 and 1995, respectively.

          Income Tax Provision. Income tax provisions were $4.7 million and $5.0 million for the fiscal years ended June 30, 1996 and 1995, respectively. For the fiscal years ended June 30, 1996 and 1995, the effective tax rates on income before income taxes were 37.6% and 33.8%, respectively. The effective tax rate for the fiscal year ended June 30, 1996 was influenced by higher sources of income being derived from states with state income taxes.

Liquidity and Sources of Funds

          As a financial institution, Sterling's primary sources of funds are operating, investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased to $1.55 billion at December 31, 1998, from $1.08 billion at December 31, 1997. Retail deposits, which exclude public funds, increased to $1.45 billion at December 31, 1998, from $990.0 million at December 31, 1997. At December 31, 1998, approximately $98.2 million of deposits consisted of public funds that generally had maturities of 60 days or less. Advances from the FHLB Seattle decreased to $319.5 million at December 31, 1998 from $460.1 million at December 31, 1997. See "Business - Sources of Funds - Borrowings."

          Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $195.1 million and $180.1 million in reverse repurchase agreements outstanding at December 31, 1998 and 1997, respectively. Sterling enters into short-term repurchase agreements with selected retail customers. The balance of such short-term repurchase agreements was $6.8 million at December 31, 1998. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see
"Asset and Liability Management" and Note 10 of "Notes to Consolidated Financial Statements."

          During the year ended December 31, 1998, Sterling received net cash from the KeyBank branch acquisition of approximately $327.2 million. Other cash was provided by investing activities consisting of principal and interest payments on loans and MBS and sales of MBS. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the year ended December 31, 1998, net cash was used in investing activities primarily to purchase $752 million in investments and MBS and to fund loans.

          Cash provided or used by operating activities is determined largely by changes in the level of loan sales. Proceeds from sales of loans increased in the year ended December 31, 1998 due primarily to an increase in residential loan sales. The level of loans held for sale depends on the level of loan originations and the time within which investors fund the purchase of loans from Sterling. A majority of conventional loans held for sale are sold within 10 days of the closing while the sale of FHA- and VA- insured loans may take up to 60 days. Sterling typically offsets fluctuations in the level of loans held for sale by changing the level of advances from the FHLB Seattle, using reverse repurchase agreements or cash. Management believes that proceeds from loans sold, advances from the FHLB Seattle and reverse repurchase agreements will be sufficient to fund loan commitments in the future.

          Sterling Savings Bank's credit line with the FHLB Seattle provides for borrowings up to 35% of its total assets. At December 31, 1998, this credit line represented a total borrowing capacity of $815.2 million, of which $495.7 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At December 31, 1998, Sterling Savings Bank had $195.1 million in outstanding borrowings under reverse repurchase agreements and investments and MBS available for additional secured borrowings of $246.2 million. Sterling Savings Bank also had a secured line-of-credit agreement from a commercial bank of $10.0 million as of December 31, 1998. At December 31, 1998, Sterling Savings Bank had no funds drawn on this line of credit.

          Excluding its subsidiaries, Sterling had cash and other resources of approximately $1.6 million and a line of credit from a commercial bank of $5.0 million at December 31, 1998 but had no funds drawn on this line of credit. At December 31, 1998, Sterling had drawn all the funds on a $40.0 million twelve-month line of credit from a commercial bank which matures in June 1999 but may be renewed at Sterling's option for an additional six months. All of the proceeds of this loan were contributed to Sterling Savings Bank to enhance its regulatory capital ratios and to substantially offset the intangible asset incurred in connection with the KeyBank branch acquisition. The line of credit is secured by all of the stock of Sterling Savings Bank. At December 31, 1998, Sterling had an investment of $88.6 million in the Preferred Stock of Sterling Savings Bank, compared with $66.1 million at December 31, 1997. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $8.0 million during the year ended December 31, 1998. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its 8.75% Subordinated Notes Due 2000 and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

          OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At December 31, 1998 and 1997, Sterling Savings Bank's liquidity ratio was 11.5% and 14.3%, respectively. The lower level of liquidity at December 31, 1998 was due primarily to an increase in the balance of net withdrawable deposits. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs. See "Business - Regulation."

Capital Resources

          Sterling's total shareholders' equity was $119.0 million at December 31, 1998, compared with $110.6 million at December 31, 1997. At December 31, 1998 and 1997, shareholders' equity was 5.1% and 5.7% of total assets, respectively. The increase in total shareholders' equity was due primarily to the increase in retained earnings and to an increase in the value of available-for-sale investments and MBS. See "General." Sterling's shares outstanding increased by 448,030 shares on November 13, 1998 as a result of the Big Sky merger.

          At December 31, 1998, Sterling had an unrealized gain of $788,000, net of related income taxes, on investments and MBS classified as available for sale. The improvement from December 31, 1997, which reflected an unrealized loss of $706,000, was due primarily to an increase in the market valuation of investments, MBS and U.S. Treasury securities due to the decline in long-term interest rates over the past 12 months. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods. See "Business - Investments and Mortgage-Backed Securities."

          Sterling has issued and outstanding $40.0 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or make other capital distributions. The Trust Preferred Securities are treated as debt of Sterling. The Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling on June 30, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

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

          Sterling anticipates total capital expenditures of approximately $4.8 million for the year ended December 31, 1999. Sterling also anticipates spending approximately $430,000 during 1999 in connection with the Year 2000 ("Year 2000") issues. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital and Year 2000 expenditures or the funding thereof are accurate. See "Year 2000 Issues."

          Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and the regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At December 31, 1998, Sterling Savings Bank exceeded all such regulatory capital requirements. See Note 16 of "Notes to Consolidated Financial Statements."

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

          In June 1997, FASB issued SFAS No. 131, Disclosures about Segments for an Enterprise and Related Information. This Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides and its major customers. Sterling provided business segment disclosures in its consolidated financial statements for the year ended December 31, 1998, in accordance with this statement.

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires that an enterprise display net income as a component of comprehensive income in the financial statement. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Sterling presented separate statements of comprehensive income in its consolidated financial statements for the year ended December 31, 1998. Comparative statements were presented for all years included in the consolidated financial statements in accordance with this statement.

Year 2000 Issues

          The Year 2000 issue concerns the inability of information systems to recognize properly and process date-sensitive information beginning on January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The potential failure on January 1, 2000 of computer systems that use two-digit calendar notations has developed into a major concern for financial institutions and other entities.

          To address this concern, Sterling has created a Year 2000 Action Plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. At December 31, 1998, Sterling had completed the awareness and assessment phases and a substantial portion of the testing phase of its Year 2000 Action Plan. The awareness phase included gaining understanding and support, committing resources to the plan, establishing a project team consisting of senior managers and department heads and developing a strategy to address all internal and external systems.

          The assessment phase involved attempting to identify all critical business processes and determining the impact of the Year 2000 issues on all computer systems throughout the organization. This assessment included critical functions and systems not generally included in the information systems category, such as fax machines, telephone switches, elevators, vaults, ATMs and security systems. Certain vendors were contacted and asked to submit certification letters stating that they are adequately addressing Year 2000 conversion issues. An assessment of Sterling's data service provider, The BISYS Group, Inc. ("BISYS"), was conducted by federal regulatory agencies.

          Sterling has completed an evaluation of its deposit base and identified potential problems due to concentrations. Management will assess whether those concentrations are at risk due to Year 2000 problems. All financial institutions are considering the possibility of some level of reduction in deposits during the month of December 1999. Sterling has determined that alternative sources of funds should be available so that adequate funding will not be a problem.

          In conjunction with its review of Year 2000 issues, Sterling has endeavored to assess the impact of the Year 2000 event on significant borrowers and their ability to repay loans. Sterling is continually evaluating and monitoring its allowances for loan losses with its review of Year 2000 concerns in relation to its borrowers.

          Sterling's Year 2000 testing, renovation and/or replacement of hardware, proprietary programs, security systems, facility systems and non-BISYS software was largely completed by December 31, 1998. Testing of BISYS-supported software and systems is scheduled to be completed in the first half of 1999.

          It is currently estimated that the aggregate cost of Sterling's Year 2000 readiness efforts will be approximately $870,000, of which approximately $440,000 has been spent. The costs associated with the replacement of computer hardware or equipment, currently estimated to be approximately $305,000, are included in the estimate. Computer hardware and equipment expenses will be capitalized, and all other costs are being expensed as they are incurred and are being funded through operating cash flow. The aggregate Year 2000 cost estimates do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

          Sterling is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal operations. Year 2000 contingency plans are designed to supplement Sterling's existing disaster recovery plan. Depending on the systems affected, these plans could include short- to medium-term use of backup equipment and software, increased work hours for Sterling personnel, implementation of manual workarounds for information systems or department functions or similar approaches. Testing of the Year 2000 Contingency Plan is scheduled to be completed by June 30, 1999. Final implementation is scheduled for September 30, 1999.

          The discussion of Sterling's efforts and management's expectations relating to Year 2000 readiness include forward-looking statements. Although Sterling expects to identify and resolve all Year 2000 issues that could materially adversely affect its business operations, it is not possible to determine with complete certainty that all Year 2000 issues affecting the company will be identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000-related failures will occur generally or specifically with respect to Sterling and its customers and suppliers. Nor can anyone accurately predict the severity, duration or financial consequences of these perhaps inevitable failures.

          Sterling's Year 2000 Action Plan is expected to significantly reduce Sterling's level of uncertainty about the Year 2000 event and, in particular, about the Year 2000 compliance and readiness of its external vendors and major customers. Sterling believes that, with the implementation of its Action Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. There can, however, be no assurances in this regard.

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

          The required information is contained on pages F-1 through F-41 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          During the year ended December 31, 1998, Sterling neither changed nor had any disagreements with its independent accountants on accounting and financial disclosures.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The required information is contained under the captions "Board of Directors of Sterling Financial Corporation" and "Executive Officers" in Sterling's Proxy Statement dated March 26, 1999, for the annual meeting of Shareholders on April 27, 1999, and is incorporated herein by reference.

Item 11.  Executive Compensation

          The required information is contained under the captions "Personnel Committee Report on Executive Compensation" and "Executive Compensation" in Sterling's Proxy Statement dated March 26, 1999, for the annual meeting of Shareholders on April 27, 1999, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The required information is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sterling's Proxy Statement dated March 26, 1999, for the annual meeting of Shareholders on April 27, 1999, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          The required information is contained under the caption "Interest of Directors, Officers and Others in Certain Transactions" in Sterling's Proxy Statement dated March 26, 1999, for the annual meeting of Shareholders on April 27, 1999, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) Documents which are filed as a part of this report:

              1. Financial Statements:   The required financial statements are
                 contained in pages F-1 through F-41 of this Form 10-K.

              2. Financial Statement Schedules:  Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

              3. Exhibits:

          Exhibit No.               Exhibit

               3.1    Restated Articles of Incorporation of Sterling.  Filed as
                      Exhibit 3.1 to Sterling's Form S-4 dated November 7, 1994 and incorporated by reference herein.

               3.2 Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.2 to Sterling's Form S-4 dated November 7, 1994 and incorporated by reference herein.

               3.3    Copy of Amended and Restated Bylaws of Sterling.  Filed as
                      Exhibit 3.3 to Sterling's Form 10-Q dated March 31, 1997 and incorporated by reference herein.

               4.1    Reference is made to Exhibits 3.1 and 3.2.

               4.2 Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling's total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

              10.1 Copy of Sterling Financial Corporation 1998 Long-term Incentive Plan, filed as Exhibit A to Sterling's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998 and incorporated by reference herein.

              10.2 First Federal Savings and Loan Association of Montana 1992 Stock Option and Incentive Plan, incorporated by reference from the Registration Statement on Form 10 filed by the Association with the Office of Thrift Supervision on May 15, 1992.

              10.3 Copy of Sterling Savings Bank Incentive Stock Option Plan dated July 25, 1984, including a copy of Form of Incentive Stock Option Plan Letter Agreement. Filed as Exhibit 10.1 to Sterling's Form S-4 dated August 28, 1992 and incorporated by reference herein.

              10.4 Copy of Sterling Savings Bank 1992 Incentive Stock Option Plan. Filed as Exhibit 10.2 to Sterling's Form S-4 dated August 28, 1992 and incorporated by reference herein.

            Exhibit No.               Exhibit

              10.5 Copy of Sterling Savings Bank Deferred Compensation Plan, effective July 1, 1984. Filed as Exhibit 10.3 to Sterling's Form S-4 dated August 28, 1992 and incorporated by reference herein.

              10.6 Copy of Sterling Savings Bank Employment Savings and Incentive Plan and Trust dated September 21, 1990. Filed as Exhibit 10.4 to Sterling's Form S-4 dated August 28, 1992 and incorporated by reference herein.

              10.7 Copy of Employment Agreement, dated July 1, 1995, between Sterling and Harold B. Gilkey. Filed as Exhibit 10.1 to Sterling's Form 10-Q dated March 30, 1996 and incorporated by reference herein.

              10.8 Copy of Amendment to Employment Agreement, dated June 30, 1996, between Sterling and Harold B. Gilkey. Filed as
                      Exhibit 10.6 to Sterling's Form 10-Q dated March 31, 1997 and incorporated by reference herein.

              10.9 Copy of Employment Agreement, dated July 1, 1995, between Sterling and William W. Zuppe. Filed as Exhibit 10.2 to Sterling's Form 10-Q dated March 30, 1996 and incorporated by reference herein.

              10.10 Copy of Amendment to Employment Agreement, dated June 30, 1996, between Sterling and William W. Zuppe. Filed as
                      Exhibit 10.8 to Sterling's Form 10-Q dated March 31, 1997 and incorporated by reference herein.

              12.1 Statement regarding Computation of Return on Average Common Shareholders' Equity. Filed herewith.

              12.2 Statement regarding Computation of Return on Average Assets. Filed herewith.

              12.3 Statement regarding Computation of Operating Cash Performance Ratios. Filed herewith.

              21.1    List of Subsidiaries of Sterling.  Filed herewith.

              23.1    Consent of PricewaterhouseCoopers LLP.  Filed herewith.

              27.1    Financial Data Schedule.  Filed herewith.

          (b) Reports on Form 8-K. One report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           STERLING FINANCIAL CORPORATION


     March 23, 1999     By        /s/  Harold B. Gilkey
                           -------------------------------------
                           Harold B. Gilkey,
                           Chairman of the Board, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     March 23, 1999                 /s/  Harold B. Gilkey
                           -------------------------------------
                           Harold B. Gilkey
                           Chairman of the Board, Chief Executive Officer, Principal Executive Officer


     March 23, 1999                /s/ William W. Zuppe
                           -------------------------------------
                           William W. Zuppe
                           President, Chief Operating Officer, Director


     March 23, 1999                /s/ Daniel G. Byrne
                           -------------------------------------
                           Daniel G. Byrne
                           Senior Vice President, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer


     March 23, 1999                /s/ Ned M. Barnes
                           -------------------------------------
                           Ned M. Barnes, Secretary, Director


     March 23, 1999                /s/ Rodney W. Barnett
                           -------------------------------------
                           Rodney W. Barnett, Director


     March 23, 1999                /s/ James P. Fugate
                           -------------------------------------
                           James P. Fugate, Director


     March 23, 1999                /s/ Robert D. Larrabee
                           -------------------------------------
                           Robert D. Larrabee, Director


     March 23, 1999                /s/ Robert E. Meyers
                           -------------------------------------
                           Robert E. Meyers, Director


     March 23, 1999                /s/ David O. Wallace
                           -------------------------------------
                           David O. Wallace, Director

Report of Independent Accountants



The Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sterling Financial Corporation and its subsidiaries ("Sterling") as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Sterling's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PricewaterhouseCoopers LLP

January 26, 1999

Sterling Financial Corporation
Consolidated Balance Sheets
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          December 31,
                                                    -----------------------
                                                        1998        1997
                                                    ----------   ----------
Assets:
 Cash and cash equivalents:
   Interest bearing                                 $   26,977   $   16,483
   Non-interest bearing and vault                       61,354       35,110
   Restricted                                            8,775        2,988
 Loans receivable, net                               1,468,534    1,105,739
 Loans held for sale                                    15,881        5,225
 Investments and mortgage-backed securities:
   Available for sale                                  566,372      666,476
   Held to maturity                                     20,033       24,463
 Accrued interest receivable                            14,938       14,058
 Real estate owned, net                                  6,232        8,817
 Office properties and equipment, net                   51,771       39,231
 Other intangibles, net                                 61,180        7,789
 Purchased mortgage servicing rights, net                   18        1,170
 Prepaid expenses and other assets                      12,522       10,804
                                                    ----------   ----------

     Total assets                                   $2,314,587   $1,938,353
                                                    ==========   ==========

Liabilities:
 Deposits                                           $1,545,425   $1,084,445
 Advances from Federal Home Loan Bank (FHLB)
  Seattle                                              319,540      460,085
 Securities sold subject to repurchase agreements      195,074      180,077
 Other borrowings (Note 11)                             97,240       72,240
 Cashiers checks issued and payable                     17,512       11,260
 Borrowers' reserves for taxes and insurance             1,826        1,522
 Accrued interest payable                                5,639        5,879
 Accrued expenses and other liabilities                 13,314       12,228
                                                    ----------   ----------
     Total liabilities                               2,195,570    1,827,736
                                                    ----------   ----------

Commitments and contingencies (Note 17)

Shareholders' equity:
 Preferred stock, $1 par value; 10,000,000
  shares authorized;
   0 shares issued and outstanding                          --           --
 Common stock, $1 par value; 20,000,000 shares
  authorized;
   8,056,072 and 8,017,821 shares issued and
    outstanding                                          8,056        8,018
 Additional paid-in capital                             70,229       69,889
 Accumulated other comprehensive income (loss):
   Unrealized gains (losses) on investments and
    mortgage-backed securities available for sale,
    net of deferred income tax provision
    (benefit) of $424 and $(351)                           788         (706)
 Unearned stock compensation                                --         (305)
 Retained earnings                                      39,944       33,721
                                                    ----------   ----------
     Total shareholders' equity                        119,017      110,617
                                                    ----------   ----------

     Total liabilities and shareholders' equity     $2,314,587   $1,938,353
                                                    ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Operations
(DOLLAR AMOUNTS IN THOUSANDS)

                                                        Year Ended                   Six Months Ended          Year
                                                       December 31,                     December 31,           Ended
                                              ----------------------------      ------------------------     June 30,
                                                  1998            1997            1996           1995          1996
                                              -----------       ----------      ----------    ----------    ----------
                                                                                               (Unaudited)
Interest income:
 Loans                                        $  113,813       $   94,963      $   43,366    $   48,370    $   89,751
 Mortgage-backed securities                       26,938           29,031          12,687         8,561        22,291
 Investments and cash equivalents                 15,012           11,891           3,863         2,943         5,757
                                              ----------       ----------      ----------    ----------    ----------
  Total interest income                          155,763          135,885          59,916        59,874       117,799
                                              ----------       ----------      ----------    ----------    ----------
Interest expense:
 Deposits                                         57,595           48,027          22,286        23,953        46,807
 Short-term borrowings                            26,005           26,976           8,903        10,714        19,473
 Long-term borrowings                             12,958           13,074           7,437         7,118        13,892
                                              ----------       ----------      ----------    ----------    ----------
  Total interest expense                          96,558           88,077          38,626        41,785        80,172
                                              ----------       ----------      ----------    ----------    ----------
  Net interest income                             59,205           47,808          21,290        18,089        37,627

Provision for losses on loans                     (5,325)          (2,482)         (1,121)         (822)       (1,643)
                                              ----------       ----------      ----------    ----------    ----------
  Net interest income after
   provision for losses on loans                  53,880           45,326          20,169        17,267        35,984
                                              ----------       ----------      ----------    ----------    ----------
Other income (expense):
 Fees and service charges                          7,858            5,140           2,506         1,882         4,643
 Mortgage banking operations                       1,848            1,922           1,686         1,761         3,054
 Loan servicing fees                                 791            1,299             639           466           933
 Net gains on sales of securities
   and property                                    2,038            1,197              46         1,067         1,074
 Real estate owned operations                       (222)             (84)           (102)         (114)         (171)
                                              ----------       ----------      ----------    ----------    ----------
  Total other income                              12,313            9,474           4,775         5,062         9,533
                                              ----------       ----------      ----------    ----------    ----------
Operating expenses (Note 19)                      56,291           38,429          25,807        16,231        33,109
                                              ----------       ----------      ----------    ----------    ----------
  Income (loss) before income taxes                9,902           16,371            (863)        6,098        12,408
                                              ----------       ----------      ----------    ----------    ----------
Income tax (provision) benefit:
 Current                                          (7,392)          (6,150)           (173)       (1,330)       (4,998)
 Deferred                                          3,713               (2)             11          (922)          331
                                              ----------       ----------      ----------    ----------    ----------
  Total income tax provision                      (3,679)          (6,152)           (162)       (2,252)       (4,667)
                                              ----------       ----------      ----------    ----------    ----------
Net income (loss)                                  6,223           10,219          (1,025)        3,846         7,741
Less preferred stock dividends declared               --             (940)           (942)         (942)       (1,885)
                                              ----------       ----------      ----------    ----------    ----------
Income (loss) available to common shares      $    6,223       $    9,279      $   (1,967)   $    2,904    $    5,856
                                              ==========       ==========      ==========    ==========    ==========
Income (loss) per common share - basic             $0.78            $1.40          $(0.33)        $0.50         $1.00
                                              ==========       ==========      ==========    ==========    ==========
Income (loss) per common share - diluted           $0.76            $1.25          $(0.33)        $0.48         $0.97
                                              ==========       ==========      ==========    ==========    ==========
Weighted average common shares outstanding
   - basic                                     8,027,537        6,634,599       5,955,387     5,830,804     5,840,359
                                              ==========       ==========      ==========    ==========    ==========
Weighted average common shares
outstanding - diluted                          8,217,067        8,170,675       8,074,600     7,974,257     8,000,454
                                              ==========       ==========      ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                 Year Ended       Six Months Ended        Year
                                                                 December 31,       December 31,         Ended
                                                              ----------------   -----------------      June 30,
                                                                1998     1997      1996      1995         1996
                                                              ------   -------    ------   -------     ---------
                                                                                         (Unaudited)
Net income (loss)                                             $6,223   $10,219   $(1,025)   $3,846    $  7,741
                                                              ------   -------   -------    ------    --------
Other comprehensive income (loss):
 Change in unrealized gains or losses on investments and
  mortgage-backed securities available for sale                2,269     7,892     6,611      (334)    (14,146)
 Less deferred income tax provision (benefit)                    775     2,760     2,316      (118)     (4,953)
                                                              ------   -------   -------    ------    --------

 Net other comprehensive income (loss)                         1,494     5,132     4,295      (216)     (9,193)
                                                              ------   -------   -------    ------    --------

Comprehensive income (loss)                                   $7,717   $15,351   $ 3,270    $3,630    $ (1,452)
                                                              ======   =======   =======    ======    ========

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997, FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND FOR THE YEAR ENDED JUNE 30, 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             Accum-
                                                                                             ulated     Un-
                                                                                             Other      earned              Total
                                     Preferred Stock          Common Stock                   Compre-    Stock               Share-
                                  ---------------------   --------------------   Paid-In     hensive    Compen-   Retained  holders'
                                   Shares      Amount      Shares      Amount    Capital     Income     sation    Earnings  Equity
                                  ---------   ---------   ---------   --------   --------   --------   --------   --------  -------

Balance, June 30, 1995            1,040,000     $ 1,040   5,821,530    $ 5,822    $69,305    $  (940)      $ --    $20,571  $95,798

Shares issued upon exercise
 of stock options                                            31,419         31        171                                       202
Shares acquired and retired
 upon exercise of stock
 options                                                     (3,006)        (3)       (40)                                      (43)
Shares issued upon exercise
 of warrants, net of
 related costs                                                1,949          2         20                                        22
Adjustment of estimated
 common stock dividend paid
 to reflect final price and
 cash paid for fractional shares                                424                    52                               (8)      44
Dividends declared and paid
 on preferred stock
 ($1.81 per share)                                                                                                  (1,885)  (1,885)
Change in unrealized loss on
 investments and MBS available
 for sale, net of income taxes                                                                (9,193)                        (9,193)
Net income                                                                                                           7,741    7,741
                                  ---------   ---------   ---------   --------   --------   --------   --------   --------  -------

Balance, June 30, 1996            1,040,000       1,040   5,852,316      5,852     69,508    (10,133)        --     26,419   92,686

Shares issued upon exercise of
 stock options                                               20,972         21        148                                       169
Shares acquired and retired
 upon exercise of stock options                              (4,876)        (5)       (68)                                      (73)
Shares issued upon exercise
 of warrants, net of
 related costs                                               98,036         98      1,061                                     1,159
Dividends declared and paid on
 preferred stock ($0.91 per
 share)                                                                                                               (942)    (942)
Change in unrealized loss on
 investments and MBS available
 for sale, net of income taxes                                                                 4,295                          4,295
Net loss                                                                                                            (1,025)  (1,025)
                                  ---------   ---------   ---------   --------   --------   --------   --------   --------  -------
Balance, December 31, 1996        1,040,000       1,040   5,966,448      5,966     70,649     (5,838)        --     24,452   96,269
                                  ---------   ---------   ---------   --------   --------   --------   --------   --------  -------

Sterling Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997, FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND FOR THE YEAR ENDED JUNE 30, 1996
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             Accum-
                                                                                             ulated    Un-
                                                                                             Other     earned              Total
                                     Preferred Stock          Common Stock                   Compre-   Stock               Share-
                                  ---------------------   --------------------   Paid-In     hensive   Compen-  Retained   holders'
                                   Shares      Amount      Shares      Amount    Capital     Income    sation   Earnings   Equity
                                  ---------   ---------   ---------   --------   --------   --------   -------  --------   --------
Balance, December 31, 1996        1,040,000     $ 1,040   5,966,448    $ 5,966   $ 70,649    $(5,838)    $  --   $24,452   $ 96,269

Shares issued upon exercise of
 stock options                                               14,632         15        130                                       145
Shares acquired and retired
 upon exercise of stock options                              (5,209)        (5)       (84)                                      (89)
Preferred shares converted
 to common stock                 (1,035,700)     (1,036)  2,021,190      2,021       (998)                                      (13)
Preferred shares redeemed            (4,300)         (4)                              (99)                            (10)     (113)
Dividends declared and paid
 on preferred stock
 ($0.45 per share)                                                                                                   (940)     (940)
Change in unrealized loss on
 investments and MBS
 available for sale,
 net of income taxes                                                                           5,132                          5,132
Shares issued under stock
 compensation plan                                           20,760         21        291                                       312
Unearned stock compensation                                                                                (305)               (305)
Net income                                                                                                         10,219    10,219
                                  ---------   ---------   ---------   --------   --------   --------   --------  --------   -------

Balance, December 31, 1997               --          --   8,017,821      8,018     69,889       (706)      (305)   33,721   110,617

Shares issued upon exercise of
 stock options                                               39,301         39        428                                       467
Shares acquired and retired
 upon exercise of stock options                                (969)        (1)       (84)                                      (85)
Cash paid for fractional
 shares                                                         (81)                   (4)                                       (4)
Change in unrealized loss on
 investments and MBS available
 for sale, net of income taxes                                                                 1,494                          1,494
Vesting of unearned stock
 compensation                                                                                               305                 305
Net income                                                                                                          6,223     6,223
                                  ---------   ---------   ---------   --------   --------   --------   --------  --------   -------

Balance, December 31, 1998               --     $    --   8,056,072    $ 8,056   $ 70,229    $   788      $  --   $39,944  $119,017
                                  =========   =========   =========   ========   ========   ========   ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Cash Flows
(DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                                         Year
                                                                 Year Ended                  Six Months Ended           Ended
                                                                 December 31,                   December 31,           June 30,
                                                             1998            1997           1996          1995           1996
                                                         -------------   -------------   ----------    ---------      -----------
                                                                                                        (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                        $     6,223       $  10,219    $  (1,025)      $   3,846     $   7,741
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Provisions for loan and real estate owned losses             5,396           2,655        1,152             861         1,710
   Stock dividends on FHLB Seattle stock                       (2,370)         (2,197)      (1,083)           (898)       (1,884)
   Net gain on sales of loans, securities and
     mortgage servicing rights                                 (3,578)         (2,690)      (1,504)         (1,958)       (3,512)
   Net (gain) loss on sales of office properties and
     equipment                                                     --               6           --            (616)         (616)
   Net loss on sales of real estate owned                        (133)           (218)        (110)             --           (28)
   Depreciation and amortization                                8,820           7,791        4,267           4,345         9,058
   Deferred income tax provision (benefit)                      3,713              (2)          11            (922)          331
   Compensation expense associated with stock grants              305              --           --              --            --
   Change in:
     Accrued interest receivable                                  246          (3,370)      (1,588)           (199)         (111)
     Prepaid expenses and other assets                         (2,467)           (862)         415             401         1,893
     Cashiers checks issued and payable                         6,252           5,537       (1,028)          1,108          (938)
     Accrued interest payable                                    (976)            760        1,517          (3,295)       (4,478)
     Accrued expenses and other liabilities                    (2,627)            200        1,826           1,285        (2,882)
   Proceeds from sales of loans                               111,591         109,497       79,314         124,304       235,115
   Loans originated for sale                                 (110,162)       (107,113)     (76,516)       (117,361)     (212,153)
                                                          -----------       ---------    ---------       ---------     ---------
      Net cash provided by operating activities                20,233          20,213        5,648          10,901        29,246
                                                          -----------       ---------    ---------       ---------     ---------

Cash flows from investing activities:
 Change in restricted cash                                     (5,787)            242       (1,005)             --        (2,225)
 Loans disbursed                                           (1,211,678)       (952,453)    (383,006)       (273,386)     (568,608)
 Loan principal received                                      952,479         807,808      334,496         222,785       492,694
 Purchase of investments                                     (350,111)       (182,228)     (41,718)         (3,003)       (7,847)
 Proceeds from maturities of investments                      374,648          85,594       10,000           5,225         6,420
 Proceeds from sales of available-for-sale investments         10,825              --          101              --            --
 Purchase of mortgage-backed securities ("MBS")              (401,897)       (421,900)          --              --            --
 Principal payments on MBS                                     90,828          67,206       28,541          20,185        53,854
 Proceeds from sales of MBS                                   385,979         264,543           --          56,338        56,345
 Principal payments on held-to-maturity MBS                       137             108           50              57           136
 Proceeds from maturity of investments                             --           5,645        2,000             750         3,750
 Purchase of office properties and equipment                   (4,896)         (1,222)        (963)         (1,606)       (7,926)
 Proceeds from sales of office properties and
  equipment                                                        --              12           --           1,438         1,566
 Improvements and other changes to real estate owned              126            (294)          --             (78)          (70)
 Proceeds from sales and liquidation of real estate
  owned                                                         4,525           2,011        1,627           1,332         1,755
 Proceeds from sales of mortgage servicing rights               1,123              --           --              --           741
 Net cash received from branch acquisition                    327,183              --           --              --            --
                                                          -----------       ---------    ---------       ---------     ---------
      Net cash provided by (used in) investing
       activities                                             173,484        (324,928)     (49,877)         30,037        30,585
                                                          -----------       ---------    ---------       ---------     ---------

Sterling Financial Corporation
Consolidated Statements of Cash Flows, Continued
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                           Year
                                                                        Year Ended               Six Months Ended         Ended
                                                                         December 31,              December 31,          June 30,
                                                                     1998           1997         1996         1995         1996
                                                                  ----------     ---------    ---------    ---------   ----------
                                                                                                           (Unaudited)
Cash flows from financing activities:
 Net change in checking, passbook and money market deposits       $  52,054      $  46,840    $     914    $  25,322    $  67,496
 Proceeds from issuance of certificates of deposit                  725,755        444,026      202,582      256,697      467,830
 Payments for maturing certificates of deposit                     (892,557)      (406,969)    (224,012)    (299,865)    (564,511)
 Interest credited to deposits                                       58,228         48,169       22,578       18,457       37,411
 Advances from FHLB Seattle                                         238,192        605,000      100,000       50,713       50,713
 Repayment of FHLB Seattle advances                                (379,084)      (405,081)    (100,040)     (58,031)    (144,067)
 Net change in securities sold subject to repurchase
  agreements and funds purchased                                     14,997        (49,720)      34,012      (22,552)      35,905
 Proceeds from other borrowings                                      40,000         40,000       15,000           --           --
 Repayment of other borrowings                                      (15,000)            --           --           --           --
 Payments to redeem preferred stock and fractional shares                (4)          (126)          --           --           --
 Proceeds from exercise of stock options and warrants, net
  of repurchases                                                        382             56        1,250           58          163
 Cash dividends on preferred stock                                       --           (940)        (942)        (942)      (1,885)
 Shareholders' redemption                                                --             --           --         (831)        (820)
 Other                                                                   58            160         (592)      (3,000)      (2,864)
                                                                  ---------      ---------    ---------    ---------    ---------
   Net cash provided by (used in) financing activities             (156,979)       321,415       50,750      (33,974)     (54,629)
                                                                  ---------      ---------    ---------    ---------    ---------

Net change in cash and cash equivalents                              36,738         16,700        6,521        6,964        5,202
Cash and cash equivalents, beginning of period                       51,593         34,893       28,372       23,170       23,170
                                                                  ---------      ---------    ---------    ---------    ---------

Cash and cash equivalents, end of period                          $  88,331      $  51,593    $  34,893    $  30,134    $  28,372
                                                                  =========      =========    =========    =========    =========

Supplemental disclosures:
 Cash paid during the period for:
  Interest                                                        $  96,798      $  84,729    $  35,894    $  43,781    $  82,089
  Income taxes                                                        5,873          6,708        1,278        2,468        5,369

 Noncash financing and investing activities (see Note 1):
  Loans converted into real estate owned                          $   2,004      $   6,515    $     649    $     393    $   1,287
  Preferred stock converted to common stock                              --         24,523           --           --           --
  Loans exchanged for mortgage-backed securities                         --             --           --      243,030      244,146

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for the six months ended December 31, 1995 is unaudited)


1.  Business and Significant Accounting Policies:

     Business

     Sterling Financial Corporation ("Sterling") is a savings and loan holding company for Sterling Savings Bank. Sterling Savings Bank is a Washington State-chartered savings association headquartered in Spokane, Washington, that conducts business from 77 offices located throughout Washington, Oregon, Idaho and Montana. Sterling Savings Bank provides full-service banking, including attracting FDIC-insured deposits and originating consumer, business banking, commercial real estate and residential construction loans. Action Mortgage Company ("Action Mortgage"), a wholly owned subsidiary of Sterling Savings Bank, operates ten residential loan production offices. Sterling Savings Bank also owns Harbor Financial Services, Inc. ("Harbor Financial"), which markets investment products to clients through regional representatives in Spokane, Auburn, Centralia, Chehalis, Clarkston and Kennewick, Washington and Portland, Oregon. INTERVEST-Mortgage Investment Company ("INTERVEST"), also a wholly owned subsidiary of Sterling Savings Bank, provides commercial real estate lending through its offices in the metropolitan areas of Portland, Oregon, Spokane, Washington and the Puget Sound region.

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

     On June 15, 1998, Sterling assumed approximately $518 million in deposit liabilities and acquired certain branch assets from 33 branch offices of KeyBank National Association ("KeyBank"). The following shows the allocation of the purchase price for the KeyBank branch transaction (in thousands):

     Liabilities assumed:
        Certificates of deposit                                  $233,864
        NOW accounts                                               79,887
        Non-interest bearing demand accounts                       76,419
        Savings and money market accounts                         127,330
                                                                 --------
                                                                  517,500
        Accrued interest payable                                      736
                                                                 --------
         Total liabilities assumed                                518,236
                                                                 --------

     Less assets acquired:
        Loans receivable, net                                     121,569
        Office properties and equipment                            10,996
        Accrued interest on loans                                   1,126
        Intangible asset                                           57,362
                                                                 --------
         Total assets acquired                                    191,053
                                                                 --------

     Net cash received from branch acquisition                   $327,183
                                                                 ========

     The intangible asset includes both the identifiable value of existing depositor relationships and the remaining unidentified intangible asset. As it was not practical to separately value the existing depositor relationships, Sterling is amortizing the entire intangible asset over 15 years using the straight-line method.

Sterling Ffinancial Ccorporation
Notes To Consolidated Financial Statements
(Information for the six months ended December 31, 1995 is unaudited)


1.  Business and Significant Accounting Policies, Continued:

     Principles of Consolidation, Continued

     On November 13, 1998, Sterling completed a business combination with Big Sky Bancorp, Inc. ("Big Sky") whereby Big Sky was merged with Sterling. In connection with the merger, Sterling issued 448,030 shares of its common stock for all of the outstanding common shares of Big Sky based on an exchange ratio of 1.384 Sterling shares for each Big Sky share. The merger has been accounted for as a pooling of interests. Accordingly, Sterling's consolidated financial statements have been restated to present the combination of Sterling and Big Sky as if the merger had occurred at the beginning of the earliest period presented.

     The following table presents a reconciliation of interest income and net income (loss) previously reported by Sterling and Big Sky individually, prior to the merger, to the combined amounts included in the consolidated statements of operations (in thousands).

                                      Nine                         Six Months Ended     Year
                                   Months Ended    Year Ended       December 31,        Ended
                                   September 30,  December 31,   ------------------    June 30,
                                      1998           1997         1996        1995       1996
                                    --------       --------      -------     -------   --------
       Interest income:
         Sterling                   $110,537       $131,149      $57,614     $57,518   $113,081
         Big Sky                       3,554          4,736        2,302       2,356      4,718
                                    --------       --------      -------     -------   --------

                                    $114,091       $135,885      $59,916     $59,874   $117,799
                                    ========       ========      =======     =======   ========

       Net income (loss):
         Sterling                   $  4,466       $  9,636      $(1,103)    $ 3,206   $  6,792
         Big Sky                         333            583           78         640        949
                                    --------       --------      -------     -------   --------

                                    $  4,799       $ 10,219      $(1,025)    $ 3,846   $  7,741
                                    ========       ========      =======     =======   ========


     Cash and Cash Equivalents

     Cash equivalents are any highly liquid instrument with a remaining maturity of three months or less at the date of purchase. At December 31, 1998 and 1997, Sterling had approximately $48.9 million and $29.0 million, respectively, of uninsured non-interest bearing deposits. Restricted cash consists of non-interest bearing deposits maintained as a reserve at the Federal Reserve Bank.

     Loans Receivable

     Loans receivable that management of Sterling has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance less any origination and commitment fees, net of direct loan origination costs and an associated allowance for loan losses.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for the six months ended December 31, 1995 is unaudited)


1.  Business and Significant Accounting Policies, Continued:

     Loans Receivable, Continued

     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     Allowance for Loan Losses

     Management of Sterling provides an allowance for loan losses based upon estimates of the cash flows to be received from the loans or the fair value of the underlying collateral, net of selling costs. These estimates are affected by factors including changes in the economic environment in the Pacific Northwest region and the resultant effect on collateral values. As a result of changing economic conditions, it is reasonably possible that the amount of the allowance for loan losses could change in the near term. A provision for loan losses is charged to income based on management's evaluation of the probable losses that may occur in the loan portfolio.

     Loans Held for Sale

     Loans held for sale are reported at the lower of amortized cost or market value as determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held for sale. Market value is determined for loan pools of common interest rates using published quotes as of the close of business. Unrealized losses on loans held for sale are included in the consolidated statements of operations in the period that the unrealized loss is identified.

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

     Investments and Mortgage-Backed Securities

     Sterling classifies debt and equity securities as follows:

     . Available-for-Sale. Except for FHLB Seattle stock, debt and equity securities that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 1998 and 1997. Unrealized gains and losses are reported, net of deferred income taxes, as a separate component of accumulated other comprehensive income or loss until realized. FHLB Seattle stock may only be sold to FHLB Seattle or to another member institution at par. Therefore, this investment is restricted and is carried at cost.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for the six months ended December 31, 1995 is unaudited)


1.  Business and Significant Accounting Policies, Continued:

     Investments and Mortgage-Backed Securities, Continued

     . Held-to-Maturity. Debt securities that management has the intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.


     Realized gains and losses on sales of investments and mortgage-backed securities are recognized in the statement of operations in the period sold using the specific identification method.

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

     Real Estate Owned

     Property acquired in settlement of loans is carried at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.

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

     Intangible Assets

     Net assets of organizations acquired in purchase transactions are recorded at fair value at the date of acquisition. Where separately identifiable, the value of depositor relationships that existed at the date of an acquisition are amortized over the estimated life of the depositor relationships acquired (generally 8 to 10 years). Unidentified intangible assets are amortized on a straight-line basis over periods ranging from 8 to 20 years.

     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " was issued. This standard requires a review for impairment of long-lived assets and identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for the six months ended December 31, 1995 is unaudited)


1.  Business and Significant Accounting Policies, Continued:

     Mortgage Banking Operations

     Sterling, through Action Mortgage, originates and sells loans and participating interests in loans to provide additional funds for general corporate purposes. Loans and participating interests therein are held for sale and are carried at the lower of cost or market value. Sterling recognizes a gain or loss on these loan sale transactions which includes a component reflecting the differential between the contractual interest rate of the loan and the interest rate which will be received by the investor. The present value of the estimated future profit for servicing the loans, together with the normal servicing fee rate, is taken into account in determining the amount of gain or loss on the sale of loans.

     On January 1, 1997, Sterling adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which applies to transactions involving sales or securitizations of financial assets, such as mortgage loans, and the liquidation of financial liabilities. SFAS No. 125 provides accounting and reporting standards based on a consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement also requires that servicing assets and liabilities be measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss, and (b) assessment for asset impairment or increased obligation based on their fair values. The application of the provisions of SFAS No. 125 did not have a material effect on Sterling's financial condition, results of operations or cash flows.

     At December 31, 1998 and 1997, purchased mortgage servicing rights were $18,000 and $1.2 million, respectively, net of accumulated amortization of $357,000 and $1.1 million, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

     Income (Loss) Per Share

     Income (loss) per share - basic is computed by dividing income (loss) available to common shares by the weighted-average number of common shares outstanding during the period. Income (loss) per share - diluted is computed by dividing net income (loss) by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for the six months ended December 31, 1995 is unaudited)


1.  Business and Significant Accounting Policies, Continued:

     Comprehensive Income

     During the year ended December 31, 1998, Sterling adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires the change in unrealized gains or losses on marketable securities to be included in comprehensive income. Prior periods' financial statements have been reclassified to conform to this Statement.

     Reclassification adjustments, representing the net gains (losses) on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

                                                        AMOUNT
                                                       -------
              Year ended December 31, 1998              $ 25
              Year ended December 31, 1997               133
              Six months ended December 31, 1996         (29)
              Six months ended December 31, 1995         360
              Year ended June 30, 1996                   361

     These gains (losses) had previously been included in other comprehensive income as unrealized gains (losses) on investments and mortgage-backed securities available for sale.

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

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for the six months ended December 31, 1995 is unaudited)

2.  Investments and Mortgage-Backed Securities:

    A summary of carrying and fair values of investments and mortgage-backed securities follows (in thousands):

                                          Held to Maturity                                    Available for Sale
                           ----------------------------------------------   ----------------------------------------------------
                           Amortized
                             Cost/       Gross         Gross                              Gross           Gross        Carrying/
                           Carrying    Unrealized   Unrealized     Fair     Amortized   Unrealized     Unrealized        Fair
                             Value       Gains        Losses       Value      Cost        Gains          Losses          Value
                           ---------   ----------   -----------   -------   ---------   ----------   ---------------   ---------
December 31, 1998

U.S. government and
 agency obligations          $ 6,345         $ 10   $       --    $ 6,355    $105,661       $  900   $           --     $106,561
FHLB Seattle stock
 (restricted)                     --           --           --                 32,318           --               --       32,318
Municipal bonds               13,047          293           --     13,340          --           --               --           --
Mortgage-backed
 securities                      355           15           --        370     404,927        1,420             (977)     405,370
Other                            286            4           --        290      22,254          608             (739)      22,123
                             -------         ----   ----------    -------    --------       ------   --------------    ---------
                             $20,033         $322   $       --    $20,355    $565,160       $2,928   $       (1,716)    $566,372
                             =======         ====   ==========    =======    ========       ======   ==============    =========

December 31, 1997

U.S. government and
 agency obligations          $10,741         $165   $       --    $10,906    $158,707       $  301   $           --     $159,008
FHLB Seattle stock
 (restricted)                     --           --           --         --      29,949           --               --       29,949
Municipal bonds               13,033          166           (8)    13,191          --           --               --           --
Mortgage-backed
 securities                      492           30           --        522     478,737        1,570           (3,286)     477,021
Other                            197            1           --        198         140          363               (5)         498
                             -------         ----   ----------    -------    --------       ------   --------------    ---------

                             $24,463         $362   $       (8)   $24,817    $667,533       $2,234   $       (3,291)    $666,476
                             =======         ====   ==========    =======    ========       ======   ==============    =========


    At December 31, 1998 and 1997, accrued interest on investments and mortgage-backed securities was $4,954 and $6,313 respectively.

    In accordance with a Special Report issued by the Financial Accounting Standards Board in 1995, during the year ended June 30, 1996, Sterling reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $214.1 million to the available-for-sale classification. At the date of the transfer, the fair value of such debt securities was approximately $211.4 million. The difference between the carrying value and fair value of the reclassified debt securities at the date of transfer of $2.7 million has been included in the unrealized loss on investment securities component of accumulated comprehensive income (loss).

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

2. Investments and Mortgage-Backed Securities, Continued:

   During the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996, Sterling sold available-for-sale investments and mortgage-backed securities which resulted in the following (in thousands):

                                           Proceeds   Gross     Gross
                                             from    Realized  Realized
                                            Sales     Gains     Losses
                                           --------  --------  --------

     Year ended December 31, 1998          $396,804    $2,669      $631
     Year ended December 31, 1997           264,543     1,325       128
     Six months ended December 31, 1996         101        46        --
     Six months ended December 31, 1995      56,338       569       118
     Year ended June 30, 1996                56,345       576       118

   At December 31, 1998, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Amortized   Fair
                                                                     Cost      Value
                                                                   ---------   -----
     Available-for-sale mortgage-backed securities:
       Under one year                                              $    824  $    836
       After one year through five years                              8,255     8,311
       After five years through ten years                            52,916    52,915
       After ten years                                              342,932   343,308
                                                                   --------  --------

                                                                   $404,927  $405,370
                                                                   ========  ========
     Held-to-maturity mortgage-backed securities:
       Ater ten years                                              $    355  $    370
                                                                   ========  ========

     Available-for-sale U.S. government and agency obligations:
       Under one year                                              $ 10,119  $ 10,157
       After one year through five years                             95,542    96,404
                                                                   --------  --------

                                                                   $105,661  $106,561
                                                                   ========  ========
     Held-to-maturity U.S. government and agency obligations:
       After one year through five years                           $  5,750  $  5,757
       After five years through ten years                               345       348
       After ten years                                                  250       250
                                                                   --------  --------

                                                                   $  6,345  $  6,355
                                                                   ========  ========
     Held-to-maturity municipal bonds:
       Under one year                                              $  2,538  $  2,559
       After one year through five years                              8,517     8,715
       After five years through ten years                             1,992     2,066
                                                                   --------  --------

                                                                   $ 13,047  $ 13,340
                                                                   ========  ========

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

  2. Investments and Mortgage-Backed Securities, Continued:

      At December 31, 1998 and 1997, U.S. government and agency obligations and mortgage-backed securities with an aggregate fair value of $31.8 million and $30.2 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington and Oregon Public Deposit Protection Commission regulations. Additionally, Sterling periodically utilizes mortgage-backed securities as collateral for other borrowing transactions (see Notes 10 and 11).

  3. Loans Receivable:

      The components of loans receivable are as follows (in thousands):

                                                                                December 31,
                                                                          ------------------------
                                                                             1998         1997
                                                                          -----------  -----------
Real estate loans:
 Variable-rate:
  1-4 unit residential                                                    $   56,299   $  123,259
  5 or more unit residential                                                  75,866       59,939
  Commercial                                                                 157,551      114,542
  Land and other                                                               1,001          174

 Fixed-rate:
  Conventional 1-4 unit residential                                          242,801      141,420
  5 and 7 year balloon or reset 1-4 unit residential                          18,210       42,127
  1-4 unit residential, insured by FHA/VA                                     25,324        6,986
  5 or more unit residential                                                  50,998        8,758
  Commercial                                                                  17,101        5,526
  Land and other                                                                 174          260

 Construction:
  1-4 unit residential                                                       206,139      179,495
  5 or more unit residential                                                  98,934       97,059
  Commercial                                                                  53,641       26,386
                                                                          ----------   ----------
                                                                           1,004,039      805,931
                                                                          ----------   ----------
Other loans:
 Commercial loans                                                            243,410      196,278
 Commercial and personal lines of credit                                     102,374       65,469
 Consumer loans                                                              253,987      133,618
 Loans secured by deposits                                                     5,258        5,125
                                                                          ----------   ----------
                                                                             605,029      400,490
                                                                          ----------   ----------

Total loans receivable                                                     1,609,068    1,206,421
Undisbursed portion of loans in process                                     (125,147)     (91,048)
(Deferred loan fees, net of direct origination costs) deferred direct
 origination costs, net of deferred loan fees                                 (2,309)         232
Premium (discount) on loans acquired pursuant to purchase transactions         1,545         (380)
Allowance for losses                                                         (14,623)      (9,486)
                                                                          ----------   ----------

Loans receivable, net                                                     $1,468,534   $1,105,739
                                                                          ==========   ==========
Weighted average interest rate                                                  8.29%        8.57%
                                                                          ==========   ==========

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

  3. Loans Receivable, Continued:

     Sterling originates residential, commercial real estate, consumer and commercial loans throughout the Pacific Northwest region. Loans originated outside this area are primarily for immediate sale into the secondary market. At December 31, 1998, approximately 54.7%, 6.4%, 3.0% and 35.8% of real estate loans are collateralized by property in Washington, Idaho, Montana and Oregon, respectively. The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect Sterling's estimate of its allowance for loan losses associated with these loans receivable.

     The principal amount of outstanding loans receivable at December 31, 1998 is due as follows (in thousands):

                                                       Year Ending
                                                       -----------

                1999                                   $  477,750
                2000                                      144,414
                2001                                       78,774
                2002                                       78,998
                2003                                       60,480
                Thereafter                                768,652
                                                       ----------
                                                       $1,609,068
                                                       ==========

   4. Loan Servicing:

      Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

                                                      December 31,
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
               Loan portfolios serviced for:
                    FHLMC                          $167,541  $317,679
                    FNMA                             25,682    61,702
                    Others                           17,767    74,932
                                                   --------  --------
                                                   $210,990  $454,313
                                                   ========  ========

      Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $1.1 million and $1.8 million at December 31, 1998 and 1997, respectively.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

   4. Loan Servicing, Continued:

      Following is an analysis of the changes in purchased mortgage servicing rights (in thousands):

                                                  Purchased     Excess
                                                  Servicing   Servicing
                                                 ----------  ----------

                 Balance, June 30, 1995            $ 3,147   $      50
                  Sale of servicing portfolio         (889)         --
                  Amortization                        (616)        (50)
                                                   -------   ---------

                 Balance, June 30, 1996              1,642          --
                  Amortization                        (168)         --
                                                   -------   ---------

                 Balance, December 31, 1996          1,474          --
                  Amortization                        (304)         --
                                                   -------   ---------

                 Balance, December 31, 1997          1,170          --
                  Sale of servicing portfolio       (1,023)         --
                  Amortization                        (129)         --
                                                   -------   ---------

                 Balance, December 31, 1998        $    18   $      --
                                                   =======   =========


     During the year ended December 31, 1998, Sterling sold, in bulk, the rights to service conventional loans for others with an oustanding balance of approximately $117.6 million and recognized a gain of approximately $100,000 on the sale.

  5. Real Estate Owned:

     The components of real estate owned are as follows (in thousands):

                                               December 31,
                                            ----------------
                                              1998     1997
                                            -------  -------
                   Commercial real estate    $4,537   $6,174
                   Construction                  34      283
                   Residential                  301      616
                   Other                      2,311    2,628
                                             ------   ------
                                              7,183    9,701
                   Allowance for losses        (951)    (884)
                                             ------   ------

                   Real estate owned, net    $6,232   $8,817
                                             ======   ======


Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

6. Allowances for Loan and Real Estate Owned Losses:

   The following is an analysis of the changes in the allowances for loan and real estate owned losses (in thousands):

                                                       Real
                                                      Estate
                                     Loan    Owned    Total
                                   -------   -----   -------
     Balance, June 30, 1995        $ 7,796   $ 714   $ 8,510
      Provision                      1,643      68     1,711
      Amounts written off           (1,169)   (407)   (1,576)
      Recoveries                        96      79       175
                                   -------   -----   -------
     Balance, June 30, 1996          8,366     454     8,820
      Provision                      1,121      31     1,152
      Amounts written off           (1,177)    (61)   (1,238)
      Recoveries                        79     364       443
                                   -------   -----   -------
     Balance, December 31, 1996      8,389     788     9,177
      Provision                      2,482     173     2,655
      Amounts written off           (1,568)    (77)   (1,645)
      Recoveries                       183      --       183
                                   -------   -----   -------
     Balance, December 31, 1997      9,486     884    10,370
      Provision                      5,325      71     5,396
      Amounts written off           (2,391)     (4)   (2,395)
      Recoveries                       203      --       203
      Loss allowances acquired       2,000      --     2,000
                                   -------   -----   -------
     Balance, December 31, 1998    $14,623   $ 951   $15,574
                                   =======   =====   =======

   The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

                                   December 31,
                                  --------------
                                   1998    1997
                                  ------  ------

     Nonaccrual loans (A)         $3,050  $4,755
     Restructured loans (B)           87     150
                                  ------  ------

     Total nonperforming loans    $3,137  $4,905
                                  ======  ======

     (A) The total allowance for loan losses related to these loans was $63,000 and $35,000 at December 31, 1998 and 1997, respectively. For loans on nonaccrual status at period end, additional gross interest income of $159,000, $258,000, $86,000, $151,000 and $224,000 would have been recorded during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $194,000, $311,000, $8,000, $21,000 and $62,000 was recorded during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996, respectively, in connection with such loans.

         The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996 was $4.5 million, $4.2 million, $3.0 million, $4.8 million and $4.5 million, respectively.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

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


7. Office Properties and Equipment:

   The components of office properties and equipment are as follows (in thousands):

                                                                     December 31,        Estimated
                                                                 1998          1997     Useful Life
                                                             -------------  ----------  -----------

     Buildings and improvements                                  $ 39,523    $ 30,976   20-40 years
     Furniture, fixtures, equipment and computer software          20,101      16,920    3-10 years
     Automobiles                                                       62          62     3-5 years
     Leasehold improvements                                         3,202       2,599    5-20 years
                                                                 --------    --------
                                                                   62,888      50,557
     Less accumulated depreciation and amortization               (18,791)    (17,132)
                                                                 --------    --------
                                                                   44,097      33,425
     Land                                                           7,674       5,806
                                                                 --------    --------

                                                                 $ 51,771    $ 39,231
                                                                 ========    ========

8. Deposits:

   The components of deposits are as follows (in thousands):

                                                                  December 31,
                                                              1998            1997
                                                           ----------      ----------
     Commercial checking accounts (non-interest bearing)   $  104,176      $   31,230
     Checking accounts, 1.50%                                 193,114          92,281
     Passbook accounts, 2.55%                                 102,927          71,484
     Money market demand accounts, 1.50% to 4.17%             330,251         184,795
                                                           ----------      ----------
                                                              730,468         379,790
                                                           ----------      ----------
     Certificate accounts:
      Up to 3.99%                                               8,548           1,633
      4.00 to 4.99%                                           267,080           4,338
      5.00 to 5.99%                                           473,287         566,810
      6.00 to 6.99%                                            43,592         108,239
      7.00 to 7.99%                                            13,741          12,984
      8.00 to 8.99%                                             6,738           8,911
      9.00 to 9.99%                                             1,355           1,177
      10.00% and over                                             616             563
                                                           ----------      ----------
                                                              814,957         704,655
                                                           ----------      ----------

                                                           $1,545,425      $1,084,445
                                                           ==========      ==========

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

 8. Deposits, Continued:

    The weighted average interest rate paid on deposit accounts was 3.85% and 4.80% at December 31, 1998 and 1997, respectively. At December 31, 1998, the scheduled maturities of certificate accounts are as follows (in thousands):

          Year Ending   Weighted-Average
          December 31,    Interest Rate     Amount
          ------------  ----------------   --------
              1999            5.12%        $655,560
              2000            5.29           90,053
              2001            5.89           20,329
              2002            6.64           19,439
              2003            5.98           14,377
           Thereafter         6.41           15,199
                                           --------
                              5.21%        $814,957
                              =====        ========


    At December 31, 1998, the remaining maturities of certificate accounts with a minimum balance of $100,000 were as follows (in thousands):

     Less than three months    $117,660
     Three to six months         40,700
     Six to twelve months        47,767
     Over twelve months          22,364
                               --------
                               $228,491
                               ========


          The components of interest expense associated with deposits are as follows (in thousands):

                                                                  Six Months
                                              Year Ended            Ended          Year
                                             December 31,        December 31,      Ended
                                          ------------------    ---------------   June 30,
                                           1998       1997        1996     1995     1996
                                          -------    -------    ------   -------  --------

     Checking accounts                    $ 1,662     $ 1,133   $   545  $   546   $ 1,121
     Passbook accounts                      1,552       1,987     1,106    1,390     2,568
     Money market demand accounts          11,193       7,591     3,305    2,037     5,027
     Certificate accounts                  43,188      37,316    17,330   19,980    38,091
                                          -------     -------   -------  -------   -------
                                          $57,595     $48,027   $22,286  $23,953   $46,807
                                          =======     =======   =======  =======   =======

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

 9. Federal Home Loan Bank Advances and Available Lines of Credit:

    Advances from FHLB are collateralized by qualifying loans with a carrying value of approximately $450.8 million at December 31, 1998. Sterling Savings Bank's credit line with FHLB Seattle is limited to 35% of total assets. At December 31, 1998, Sterling Savings Bank had the ability to borrow an additional $495.7 million from FHLB Seattle.

    The advances from FHLB Seattle at December 31, 1998 are repayable as follows (in thousands):

          Year Ending    Weighted-Average
          December 31,    Interest Rate     Amount
          ------------   ----------------  --------
             1999            5.97%         $ 95,000
             2000            6.15            38,691
             2001            0.00                --
             2002            4.54           125,683
             2003            4.85            45,000
          Thereafter         8.04            15,166
                                           --------
                                           $319,540
                                           ========

    Sterling has a $5.0 million term line-of-credit agreement with a bank. The term line of credit matures in June 1999. These borrowings are collateralized by all shares of Sterling Savings Bank 10.75% and 10.25% Preferred and Common Stock. At December 31, 1998 and 1997, no amounts were outstanding under this line-of-credit agreement.

    Sterling Savings Bank has an unsecured $10.0 million line-of-credit agreement with a bank that bears interest at the Federal Funds rate plus an incremental negotiated rate and matures in June 1999. At December 31, 1998 and 1997, no amounts were outstanding under this line-of-credit agreement.

10. Securities Sold Subject to Repurchase Agreements:

    Sterling enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. These agreements had a weighted-average interest rate of 5.0% at December 31, 1998. The reverse repurchase agreements mature at various dates through October 2003. Substantially all of Sterling's reverse repurchase agreements are transacted with Donaldson, Lufkin and Jenerette
    (DLJ), Morgan Stanley (MS), Merrill Lynch (ML) and Salomon (SAL). The mortgage-backed securities underlying these agreements were held by DLJ, MS, ML and SAL. The risk of default under such agreements is limited by the financial strength of these broker-dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 1998, under the repurchase agreements, Sterling has pledged as collateral investments and mortgage-backed securities with aggregate amortized costs and market/carrying values of $219.4 million and $220.5 million, respectively.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

10. Securities Sold Subject to Repurchase Agreements, Continued:

    The average balances of securities sold subject to repurchase agreements were $123.7 million, $185.7 million, $213.6 million, $164.6 million and $156.6 million during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996, respectively. The maximum amount outstanding at any month end during these same periods was $366.7 million, $273.6 million, $232.9 million, $184.5 million and $195.8 million, respectively.

    The securities sold subject to repurchase agreements are repayable as follows (in thousands):

                             Year Ending     Weighted-Average
                             December 31,      Interest Rate     Amount
                            --------------  -----------------  --------

                               1999              5.36%         $ 49,274
                               2001              5.75            30,000
                               2003              4.48           115,800
                                                               --------
                                                               $195,074
                                                               ========

11. Other Borrowings:

    The components of other borrowings are as follows (in thousands):

                                                                                 December 31,
                                                                               ----------------
                                                                                1998     1997
                                                                               -------  -------

     Advances on line of credit(1)                                             $40,000  $    --
     8.75% Subordinated Notes Due 2000(2)                                       17,240   17,240
     Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable
       interest debentures of Sterling(3)                                       40,000   40,000
     Term note payable(4)                                                           --   15,000
                                                                               -------  -------

                                                                               $97,240  $72,240
                                                                               =======  =======

   (1) In June 1998, Sterling entered into a one-year variable rate line-of-credit agreement with KeyBank National Association. Interest accrues at the London Interbank Offering Rate Index plus 2.0% ( 7.6875% at December 31, 1998) and is payable monthly. This line of credit is for twelve months and may be renewed for an additional six months.

   (2) Sterling's 8.75% Subordinated Notes are due on January 31, 2000. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At December 31, 1998, Sterling could incur approximately $78.0 million of additional long-term debt and Sterling would have been limited to the payment of up to approximately $55.3 million in additional dividends. Interest on these notes is due the first day of each month. Sterling may, at its option, redeem the notes, in whole or in part, at par plus accrued interest.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

11.  Other Borrowings, Continued:

     /(3)/ On June 4, 1997, Sterling issued $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

     /(4)/ Sterling had a five-year term variable rate loan from a commercial bank. Interest was payable quarterly on this loan. The interest rate at December 31, 1997 was 7.325%. This loan was repaid in June 1998.


12. Income Taxes:

    The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

                                                              December 31,
                                                ----------------------------------------
                                                     1998                 1997
                                                -------------------  -------------------
                                                Assets  Liabilities  Assets  Liabilities
                                                ------  -----------  ------  -----------

     Allowance for loan losses                  $5,390       $   --  $3,311      $   163
     Office properties and equipment                --          415      --          754
     Equity in losses of partnerships               --          502      --          473
     FHLB dividends                                 --        4,863      --        4,424
     Purchase accounting discount or premium     1,220          464   1,399          495
     Deferred loan fees                             --        2,434     115        3,330
     Unrealized losses on available-for-sale
      securities                                    --          424     540          189
     Acquired mortgage servicing rights             --           --      --          576
     Net operating loss carryforward               105           --     144           --
     Other                                         764           --     368           34
                                                ------       ------  ------      -------

     Total deferred income taxes                $7,479       $9,102  $5,877      $10,438
                                                ======       ======  ======      =======


    A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized through the reversal of taxable temporary differences.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

12. Income Taxes, Continued:

    A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income (loss) before income taxes follows (dollars in thousands):

                                                                  Year Ended December 31,
                                                            ------------------------------------
                                                                  1998                 1997
                                                            --------------------  --------------
                                                            Amount        %       Amount     %
                                                            -------  -----------  -------  -----

Income tax provision at federal statutory rate              $3,466         35.0%  $5,720   35.0%
Tax effect of:
 State taxes, net of federal benefit                           (20)        (0.2)     277    1.7
 Amortization of goodwill                                      217          2.2      255    1.6
 Tax-exempt interest                                          (160)        (1.6)    (157)  (1.0)
 Other, net                                                    176          1.8       57    0.2
                                                            ------      -------   ------   ----

                                                            $3,679         37.2%  $6,152   37.5%
                                                            ======      =======   ======   ====

                                                               Six Months Ended December 31,
                                                            ------------------------------------
                                                                  1996                 1995
                                                            --------------------  --------------
                                                            Amount        %       Amount     %
                                                            -------  -----------  -------  -----

Income tax provision (benefit) at federal statutory rate    $ (303)       (35.0)% $2,124   35.0%
Tax effect of:
 State taxes, net of federal benefit                             6          0.7       51    0.8
 Amortization of goodwill                                      138         16.0      185    3.0
 Tax-exempt interest                                           (74)        (8.6)     (75)  (1.2)
 Change in tax estimates of prior periods                      340         39.4       --     --
 Other, net                                                     55          6.3      (33)  (0.7)
                                                            ------      -------   ------   ----

                                                            $  162         18.8%  $2,252   36.9%
                                                            ======      =======   ======   ====

                                                                Year Ended
                                                               June 30, 1996
                                                            --------------------
                                                            Amount        %
                                                            -------  -----------

Income tax provision at federal statutory rate              $4,328         35.0%
Tax effect of:
 State taxes, net of federal benefit                           255          2.0
 Amortization of goodwill                                      343          2.8
 Tax-exempt interest                                          (152)        (1.2)
 Other, net                                                   (107)        (1.0)
                                                            ------      -------

                                                            $4,667         37.6%
                                                            ======      =======

    At December 31, 1998, Sterling had acquired net operating loss carryforwards of approximately $425,000, which expire beginning in 2002. Sterling's utilization of tax net operating loss carryforwards is currently limited to approximately $123,000 annually.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

13. Stock Options and Warrants:

    Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant. The options vest over 1 to 4 years and are exercisable from 4 to 10 years from the date of grant. Sterling is authorized to grant 1,100,000 options under the plans. At December 31, 1998, 358,995 options are available to be granted.

    Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of operations. Had compensation cost for Sterling's plans been determined based on the fair value at the grant dates for awards under the plans, Sterling's reported net income (loss) and income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                            Year Ended December 31,
                                            ---------------------------------------------------
                                                       1998                       1997
                                            --------------------------  -----------------------
                                                 As           Pro           As          Pro
                                              Reported       Forma       Reported      Forma
                                            ------------  ------------  -----------  ----------

Net income                                  $ 6,223,000   $ 5,779,000   $10,219,000  $9,802,000
                                            ===========   ===========   ===========  ==========

Income per common share - basic             $      0.78   $      0.69   $      1.40  $     1.34
                                            ===========   ===========   ===========  ==========

Income per common share - diluted           $      0.76   $      0.68   $      1.25  $     1.20
                                            ===========   ===========   ===========  ==========

                                                 Six Months Ended              Year Ended
                                                 December 31, 1996            June 30, 1996
                                            -------------------------   -----------------------
                                                 As           Pro           As            Pro
                                              Reported       Forma       Reported        Forma
                                            -----------   -----------   -----------  ----------

Net income (loss)                           $(1,025,000)  $(1,261,000)  $ 7,741,000  $7,337,000
                                            ===========   ===========   ===========  ==========

Income (loss) per common share - basic      $     (0.33)  $     (0.37)  $      1.00  $     0.93
                                            ===========   ===========   ===========  ==========

Income (loss) per common share - diluted    $     (0.33)  $     (.037)  $      0.97  $     0.92
                                            ===========   ===========   ===========  ==========


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 80%-85% each period, risk-free interest rates of 4.46% to 6.97% and expected lives of 2 to 10 years, respectively.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

13. Stock Options and Warrants, Continued:

    Stock option transactions are summarized as follows:

                                                                   Exercise
                                   Number of   Weighted-Average      Price      Expiration
                                     Shares     Exercise Price     Per Share       Date
                                   ----------  ----------------  -------------  ----------

     Balance, June 30, 1995          238,842        $   7.92      $ 3.61-$11.85  1995-2004
       Options granted               222,750           13.26      $11.93-$14.13  1999-2006
       Options exercised             (31,419)           6.21      $ 3.61-$10.33  1995-2002
       Options canceled                 (500)          11.93      $       11.93  1999
                                     -------

     Balance, June 30, 1996          429,673           10.81      $ 3.65-$14.13  1996-2006
       Options granted                64,233           13.20      $ 10.83-14.00  2001-2007
       Options exercised             (20,972)           7.93      $ 3.61-$11.85  1996-2004
       Options canceled               (1,000)          14.13      $       14.13  2001
                                     -------

     Balance, December 31, 1996      471,933           11.25      $ 3.65-$14.13  2002-2007
       Options granted                75,352           21.08      $14.18-$21.31  1998-2007
       Options exercised             (14,632)           9.37      $ 3.61-$14.13  1997-2006
       Options canceled               (2,352)          14.13      $       14.13  2006
                                     -------          ------

     Balance, December 31, 1997      530,301           13.37      $ 3.61-$21.31  1998-2007
       Options granted               110,744           16.47      $16.38-$21.13  1999-2008
       Options exercised             (39,301)          11.89      $ 7.22-$14.13  1998-2007
       Options canceled               (7,250)           8.77      $14.00-$21.13  2002-2007
                                     -------          ------

     Balance, December 31, 1998      594,495          $13.39
                                     =======          ======

     Exercisable, December 31, 1998  417,494          $11.74
                                     =======          ======

    The weighted-average fair value of options granted during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 was $16.47, $21.25, $13.20 and $10.15 per share, respectively.

    All share and dollar amounts have been restated to reflect the conversion of each Big Sky stock option into a Sterling stock option at the exchange ratio.

    The following table summarizes information about the Plan's outstanding and exercisable stock options at December 31, 1998:

                                           Options Outstanding                      Options Exercisable
                      --------------------------------------------------  -------------------------------------
                                   Weighted-Average
      Range of          Number        Remaining       Weighted-Average          Number         Weighted-Average
   Exercise Price     Outstanding  Contractual Life    Exercise Price         Exercisable       Exercise Price
--------------------  -----------  ----------------  -------------------  -------------------  ----------------

     $3.61-$3.65          33,926       3.4 years            $ 3.62               33,926             $ 3.62
     $6.00-$6.99           5,250       2.3 years              6.26                5,250               6.26
     $7.00-$8.00          30,000       3.8 years              7.38               30,000               7.38
     $9.00-$11.84         95,912       3.7 years             10.03               95,912              10.03
     $11.85-$14.18       249,406       4.9 years             13.33              227,406              13.26
     $16.38-$19.62       110,500       7.5 years             16.42                2,000              18.93
     $21.13-$21.31        69,500       6.8 years             21.31               23,000              21.31

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

13. Stock Options and Warrants, Continued:

    Big Sky had adopted a Management Recognition and Development Plan (the "Plan") whereby stock was granted to the board of directors and management. In accordance with the vesting provisions of the Plan, all participants became fully vested upon consummation of the merger. Accordingly, the compensation expense associated with this Plan was recorded in Sterling's operations during the year ended December 31, 1998.

    In connection with an acquisition in 1994, Sterling issued warrants to purchase 99,985 shares of Sterling's Common Stock at $11.82 per share. All such warrants were exercised in 1996, thereby increasing Sterling's shareholders' equity by approximately $1.2 million.

14. Preferred Stock:

    During the year ended December 31, 1997, the $1.8125 Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") was called for redemption at $26.07 per share plus accrued but unpaid dividends. As a result of the call for redemption, the holders of 1,035,700 shares of Preferred Stock elected to convert their interests into 2,021,190 shares of Sterling Common Stock. The remaining 4,300 shares of Preferred Stock were redeemed for $113,000 during the year ended December 31, 1997.

15. Earnings Per Share:

    The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income per share computations, which includes the number of antidilutive securities (if any) that were not included in the dilutive income per share computation. These antidilutive securities occur when options outstanding held an option price greater than the average market price for the period. Also shown is the effect that has been given to preferred dividends in computing basic income per share .



                                                                  For the Year Ended December 31,
                                          -------------------------------------------------------------------------------
                                                           1998                                      1997
                                          ---------------------------------------  --------------------------------------
                                                         Weighted-                                 Weighted-
                                              Net         Average                      Net          Average
                                            Income        Shares       Per Share      Income        Shares      Per Share
                                          (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)   Amount
                                          -----------  -------------  -----------  ------------  -------------  ---------
     Net income                           $6,223,000                               $10,219,000
     Less preferred stock dividends               --                                  (940,000)
                                          ----------                               -----------
     Income per common share - basic       6,223,000      8,027,537     $ 0.78       9,279,000      6,634,599     $1.40
     Effect of dilutive securities:
      Convertible preferred stock                 --             --                    940,000      1,363,935
      Common stock options                        --        189,530                         --        172,141
                                          ----------      ---------                -----------    -----------

     Income per common share - diluted    $6,223,000      8,217,067     $ 0.76     $10,219,000      8,170,675     $1.25
                                          ==========      =========                ===========    ===========
     Antidilutive options not included
      in diluted income per share                            71,500                                    74,000

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

15.  Earnings Per Share, Continued:

                                                             For the Six Months Ended December 31,
                                                         1996                                     1995
                                       ----------------------------------------  -------------------------------------
                                                       Weighted-                                Weighted-
                                           Net          Average                      Net         Average
                                      Income (Loss)     Shares       Per Share     Income        Shares      Per Share
                                       (Numerator)   (Denominator)  Amount (A)   (Numerator)  (Denominator)   Amount
                                      -------------  -------------  -----------  -----------  -------------  ---------
Net income (loss)                      $(1,025,000)                              $3,846,000
Less preferred stock dividends            (942,000)                                (942,000)
                                        ----------                              ---------

Income (loss) per common share -
 basic                                  (1,967,000)   5,955,387     $ (0.33)      2,904,000      5,830,804       $0.50
Effect of dilutive securities:
 Convertible preferred stock               942,000    2,029,664                     942,000      2,029,664
 Common stock options                           --       89,549                          --        113,789
                                        ----------   ----------                   ---------      ---------

Income (loss) per common share -
 diluted                               $(1,025,000)   8,074,600     $ (0.33)     $3,846,000      7,974,257       $0.48
                                       ===========   ==========                  ==========     ==========

Antidilutive options not included
 in diluted income per share                            130,500

                                           For the Year Ended June 30, 1996
                                        ------------------------------------
                                                       Weighted-
                                           Net         Average
                                       Income (Loss    Shares      Per Share
                                       (Numerator)  (Denominator)   Amount
                                       ------------ ------------  ----------

Net income                             $ 7,741,000
Less preferred stock dividends          (1,885,000)
                                        ----------

Income per common share - basic          5,856,000    5,840,359     $ 1.00
Effect of dilutive securities:
 Convertible preferred stock             1,885,000    2,029,664
 Common stock options                           --      130,431
                                        ----------   ----------

Income per common share - diluted       $7,741,000    8,000,454     $ 0.97
                                        ==========   ==========

     (A) During the six months ended December 31, 1996, the effect of convertible preferred stock of 2,029,664 shares was antidilutive. Thus, the presentation of basic and diluted income (loss) per common share is identical.

16. Regulatory Matters:

    In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), Sterling Savings Bank is required to maintain minimum levels of regulatory capital, including core Tier 1 risk-based and total risk-based capital. At December 31, 1998, Sterling Savings Bank was in compliance with all regulatory capital requirements. The OTS is empowered to take "prompt, corrective action" to resolve problems of insured depository institutions. The extent of these powers depends on whether an institution is classified as "well capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized," or "critically undercapitalized." At December 31, 1998, Sterling Savings Bank was considered "well capitalized."

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

16. Regulatory Matters, Continued:

    The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution, without giving effect to forbearance or capital provisions contained in certain acquisition agreements.

                                          Minimum
                                          Capital        Well Capitalized
                                       Requirements        Requirements          Actual
                                     ----------------    ----------------   ----------------
                                      Amount    Ratio    Amount    Ratio    Amount    Ratio
                                     --------   -----    ------    -----    ------    ------

     As of December 31, 1998:
       Total Capital
        (to Risk-Weighted Assets)    $122,254   8.00%   $152,818   10.00%  $157,373    10.30%
       Core (Tier I) Capital
        (to Risk-Weighted Assets)      61,127   4.00      91,691    6.00    143,669     9.40
       Core (Tier I) Capital
        (to Adjusted Assets)           89,900   4.00     112,375    5.00    143,669     6.39

     As of December 31, 1997:
       Total Capital
        (to Risk-Weighted Assets)    $ 89,398   8.00%   $111,748   10.00%  $156,650    14.03%
       Core (Tier I) Capital
        (to Risk-Weighted Assets)         N/A     --      67,049    6.00    148,228    13.60
       Core (Tier I) Capital
        (to Adjusted Assets)           57,751   3.00      96,252    5.00    148,228     7.70
       Tangible Capital
        (to Tangible Assets)           28,876   1.50         N/A      --    148,228     7.70


    On September 30, 1996, federal legislation was enacted which included provisions regarding the recapitalization of the Savings Association Insurance Fund ("SAIF"), which is operated by the FDIC and provides deposit insurance for thrift institutions. The new legislation required SAIF-insured savings institutions, like Sterling Savings Bank, to pay a one-time special assessment. Sterling's SAIF assessment resulted in a pre-tax charge to earnings of $6.1 million during the six months ended December 31, 1996.

    Sterling Savings Bank may be required to convert its charter to either a national bank charter, a state depository institution charter or a newly designed charter. Sterling also may become regulated at the holding company level by the Board of Governors of the Federal Reserve System ("Federal Reserve") rather than by the OTS. Regulation by the Federal Reserve could subject Sterling to capital requirements that are not currently applicable to Sterling as a holding company under OTS regulations and may result in statutory limitations on the type of business activities in which Sterling may engage at the holding company level, which are not currently restricted. At this time, Sterling Savings Bank is unable to predict whether a charter change will be required and, if so, whether the charter change would significantly impact Sterling Savings Bank's operations.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

17. Commitments and Contingent Liabilities:

    At December 31, 1998, Sterling had loan commitments to borrowers and brokers totaling $296.7 million, including $78.2 million for fixed-rate loans and $218.5 million for variable-rate loans. At December 31, 1998, commitments to secondary market institutions to sell fixed-rate loans totaled $23.4 million. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments are for loans that have credit risk similar to Sterling's existing portfolio.

    At December 31, 1998, Sterling had made available various secured and unsecured commercial and personal lines of credit totaling approximately $166.0 million, of which the undisbursed portion is approximately $86.5 million. These lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling's existing portfolio. Sterling historically has not realized credit losses due to these off-balance sheet credits. Based on this fact and Sterling's analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off-balance sheet credits at December 31, 1998 and 1997.

    Rent expense for office properties under operating leases was $1.3 million, $1.1 million, $500,000, $431,000 and $1.1 million for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996, respectively.

    Future minimum rental commitments as of December 31, 1998, under noncancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

                           Year Ending
                           December 31,   Amount
                           -------------  ------

                           1999           $ 1,422
                           2000             1,116
                           2001               861
                           2002               702
                           2003               677
                           Thereafter       5,264
                                          -------

                                          $10,042
                                          =======

18. Employee Savings Plan:

    Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 8% of their salary, and Sterling will make a matching contribution equal to 35% of the employee's contribution. All matching contributions are made exclusively in the form of Sterling Common Stock. Each employee may make a supplemental contribution of an additional 7% of their salary. All contributions vest immediately. Employees have the option of investing their contributions among four selected mutual funds, Sterling Savings Bank's certificates of deposit and Sterling Common Stock. During the years ended December 31, 1998 and 1997, Sterling contributed $373,000 and $210,000, respectively, to the employee savings plan. During the six months ended December 31, 1996 and 1995, Sterling contributed $129,500 and $48,000, respectively. During the year ended June 30, 1996, Sterling contributed $156,000.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

19. Operating Expenses:

    The components of total operating expenses are as follows (in thousands):

                                                                                            Six Months
                                                                        Year Ended            Ended          Year
                                                                       December 31,        December 31,      Ended
                                                                     -----------------  ------------------  June 30,
                                                                      1998      1997     1996       1995      1996
                                                                     -------   -------  -------    -------   -------
     Employee compensation and benefits                              $22,430   $16,571  $ 7,285    $ 6,433   $12,787
     Occupancy and equipment                                           7,499     6,179    2,931      2,650     5,410
     Depreciation                                                      3,352     3,171    1,553      1,350     2,867
     Amortization of intangibles                                       3,971     2,242    1,590      1,669     3,332
     Advertising                                                       2,076     1,707      631        499     1,373
     Data processing                                                   3,777     2,457    1,401        950     1,846
     Insurance                                                         1,116     1,217    1,335      1,210     2,450
     SAIF one-time assessment (see Note 16)                               --        --    6,145         --        --
     Legal and accounting                                              1,597     1,494    1,260        548     1,246
     Travel and entertainment                                          1,318     1,102      636        457       934
     Acquisition and conversion costs                                  5,464        --       --         --        --
     Other                                                             3,691     2,289    1,040        465       864
                                                                     -------   -------  -------    -------   -------
                                                                     $56,291   $38,429  $25,807    $16,231   $33,109
                                                                     =======   =======  =======    =======   =======

20. Mortgage Banking Operations:

    Sterling operates ten residential loan production offices primarily in the Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho metropolitan areas through its subsidiary Action Mortgage. Mortgage banking operations include revenues from servicing released and servicing retained sales of originated residential loans, bulk sales of loan servicing rights and other fees.

    The following table summarizes information related to Sterling's mortgage banking operations (in thousands):

                                                                                            Six Months
                                                                        Year Ended            Ended          Year
                                                                       December 31,        December 31,      Ended
                                                                     ----------------    ----------------   June 30,
                                                                      1998      1997      1996      1995      1996
                                                                     ------    ------    ------    ------    ------
     Revenues:
       Gains on sales of originated residential loans                $1,440    $1,494    $1,087    $1,506    $3,054
       Other fees and income                                          4,628     2,524     1,156       255     2,032
                                                                     ------    ------    ------    ------    ------
     Total revenues                                                   6,068     4,018     2,243     1,761     5,086
     Identifiable expenses                                            2,414     2,932       801     1,167     2,491
                                                                     ------    ------    ------    ------    ------
     Income before adjustments, eliminations and income taxes         3,654     1,086     1,442       594     2,595
     Adjustments and eliminations                                         1       836       244     1,167       459
                                                                     ------    ------    ------    ------    ------
     Income before income taxes                                      $3,655    $1,922    $1,686    $1,761    $3,054
                                                                     ======    ======    ======    ======    ======
     Identifiable assets                                             $9,094    $5,153    $3,643    $2,404    $3,220
                                                                     ======    ======    ======    ======    ======
     Depreciation and amortization expense                           $  141    $  177    $  108    $  186    $  327
                                                                     ======    ======    ======    ======    ======
     Capital expenditures for office properties and equipment        $  232    $   15    $   15    $   57    $   93
                                                                     ======    ======    ======    ======    ======

    The following is a reconcilation of certain mortgage banking operations to the amounts reported in the consolidated financial statements (in thousands):

                                                                            Mortgage
                                                                Banking     Banking
                                                              Operations   Operations     Total
                                                              -----------  ----------  -----------
     As of and for the year ended December 31, 1998:
       Other income                                           $    6,245     $6,068    $   12,313
       Income before income taxes                                  6,248      3,654         9,902
       Total assets                                            2,305,493      9,094     2,314,587

     As of and for the year ended December 31, 1997:
       Other income                                           $    5,456     $4,018    $    9,474
       Income before income taxes                                 14,449      1,922        16,371
       Total assets                                            1,933,200      5,153     1,938,353

     As of and for the six months ended December 31, 1996:
       Other income                                           $    2,532     $2,243    $    4,775
       Income (loss) before income taxes                          (2,549)     1,686          (863)
       Total assets                                            1,590,787      3,643     1,594,430

     As of and for the six months ended December 31, 1995:
       Other income                                           $    3,301     $1,761    $    5,062
       Income before income taxes                                  4,337      1,761         6,098
       Total assets                                            1,599,987      2,404     1,602,391

     As of and for the year ended June 30, 1996:
       Other income                                           $    4,447     $5,086    $    9,533
       Income before income taxes                                  9,354      3,054        12,408
       Total assets                                            1,534,593      3,220     1,537,813

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

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

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


22. Quarterly Financial Data (Unaudited):

                                                            Year Ended December 31, 1998
                                                   ------------------------------------------------
                                                       First     Second      Third     Fourth
                                                      Quarter    Quarter    Quarter    Quarter
                                                      --------   --------   --------   --------
                                                   (Dollars in thousands, except per share amounts)
     Interest income                                  $ 35,955   $ 38,042   $ 40,094   $ 41,672
     Interest expense                                  (23,543)   (24,462)   (24,156)   (24,397)
     Provision for loan losses                            (808)    (2,907)      (807)      (803)
                                                      --------   --------   --------   --------

     Net interest income after provision for
       loan losses                                      11,604     10,673     15,131     16,472
     Net gain (loss) on sales of securities                711       (133)       655        805
     Other income                                        2,255      2,180      2,914      2,926
     Merger and acquisition costs                           --     (3,210)        --     (2,254)
     Other operating expenses                          (10,164)   (10,942)   (14,182)   (15,539)
                                                      --------   --------   --------   --------

     Income (loss) before income taxes                   4,406     (1,432)     4,518      2,410
     Income tax (provision) benefit                     (1,580)       559     (1,672)      (986)
                                                      --------   --------   --------   --------

     Net income (loss)                                $  2,826   $   (873)  $  2,846   $  1,424
                                                      ========   ========   ========   ========

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)


22. Quarterly Financial Data (Unaudited), Continued:

                                                                Year Ended December 31, 1998
                                                    ----------------------------------------------------
                                                       First         Second        Third       Fourth
                                                      Quarter       Quarter       Quarter      Quarter
                                                    ------------  ------------  -----------  -----------
                                                      (Dollars in thousands, except per share amounts)
Income (loss) per common share - basic               $     0.35    $    (0.11)  $     0.35   $     0.18
                                                     ==========    ==========   ==========   ==========

Income (loss) per common share - diluted             $     0.34    $    (0.11)  $     0.35   $     0.17
                                                     ==========    ==========   ==========   ==========

Weighted average common shares
 outstanding - basic                                  8,004,135     8,029,425    8,032,882    8,043,217
                                                     ==========    ==========   ==========   ==========

Weighted average common shares
 outstanding - diluted                                8,207,691     8,261,690    8,188,326    8,168,718
                                                     ==========    ==========   ==========   ==========

                                                                Year Ended December 31, 1997
                                                    ----------------------------------------------------
                                                       First         Second        Third       Fourth
                                                      Quarter       Quarter       Quarter      Quarter
                                                    ------------  ------------  -----------  -----------
                                                      (Dollars in thousands, except per share amounts)
Interest income                                      $   30,784    $   31,981   $   35,998   $   37,122
Interest expense                                        (19,198)      (20,381)     (23,900)     (24,598)
Provision for loan losses                                  (560)         (558)        (682)        (682)
                                                     ----------    ----------   ----------   ----------

Net interest income after provision for
 loan losses                                             11,026        11,042       11,416       11,842
Net gain on sales of securities                              85           487          582           43
Other income                                              2,005         2,232        2,092        1,948
Operating expenses                                       (9,190)       (9,822)      (9,758)      (9,659)
                                                     ----------    ----------   ----------   ----------

Income before income taxes                                3,926         3,939        4,332        4,174
Income tax provision                                     (1,494)       (1,504)      (1,656)      (1,498)
                                                     ----------    ----------   ----------   ----------

Net income                                                2,432         2,435        2,676        2,676
Less preferred stock dividends declared                    (471)         (469)          --           --
                                                     ----------    ----------   ----------   ----------

Income available to common shares                    $    1,961    $    1,966   $    2,676   $    2,676
                                                     ==========    ==========   ==========   ==========

Income per common share - basic                      $     0.33    $     0.33   $     0.41   $     0.33
                                                     ==========    ==========   ==========   ==========

Income per common share - diluted                    $     0.30    $     0.30   $     0.33   $     0.33
                                                     ==========    ==========   ==========   ==========

Weighted average common shares
 outstanding - basic                                  5,968,035     5,977,414    6,576,190    7,995,125
                                                     ==========    ==========   ==========   ==========

Weighted average common shares
 outstanding - diluted                                8,158,171     8,171,003    8,169,749    8,198,053
                                                     ==========    ==========   ==========   ==========

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)


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

     Loans Held for Sale

     The fair values are based on the estimated value at which the loans could be sold in the secondary market considering the fair value of options and commitments to sell or issue mortgage loans.

     Loans Receivable

     The fair values of performing residential mortgage loans and home equity loans are estimated using current market comparable information for securitizable mortgages, adjusting for credit and other relevant characteristics. The fair value of performing commercial real estate construction, permanent financing, consumer and commerical loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions.

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

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

23. Fair Values of Financial Instruments, Continued:

     Borrowings

     The carrying amounts of short-term borrowings under repurchase agreements, FHLB Seattle advances, and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of long-term debt is estimated using discounted cash flow analyses based on Sterling's current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

                                                                         December 31,
                                                        ----------------------------------------------
                                                                 1998                   1997
                                                        ----------------------  ----------------------
                                                         Carrying      Fair      Carrying      Fair
                                                          Amount      Value       Amount      Value
                                                        ----------  ----------  ----------  ----------

       Financial assets:
         Cash and cash equivalents                      $   97,106  $   97,106  $   54,581  $   54,581
         Investments and mortgage-backed securities:
           Available for sale                              566,372     566,372     666,476     666,476
           Held to maturity                                 20,033      20,355      24,463      24,817
         Loans held for sale                                15,581      15,581       5,225       5,225
         Loans receivable, net                           1,468,534   1,465,298   1,105,739   1,116,411
         Accrued interest receivable                        14,938      14,938      14,058      14,058

       Financial liabilities:
         Non-maturity deposits                             730,468     730,468     379,790     379,790
         Deposits with stated maturities                   814,957     822,950     704,655     709,396
         Borrowings                                        611,854     619,882     712,402     720,161
         Accrued interest payable                            5,639       5,639       5,879       5,879


     The fair value estimates above do not include the value of residential mortgage loan servicing rights on Sterling's residential loan servicing portfolio which totaled approximately $211.0 million and $454.3 million at December 31, 1998 and 1997, respectively. The gross fair value of these rights is estimated to be approximately $2.5 million and $5.3 million at December 31, 1998 and 1997, respectively.


24. Related-Party Transactions:

    One of Sterling's directors is a principal in the law firm that provides legal services to Sterling. During the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996, Sterling incurred approximately $766,000, $794,000, $389,000,
    $207,000 and $552,000, respectively, for legal services provided by this firm.

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)

25. Parent Company Only Financial Information:

    Sterling Financial Corporation became the holding company for Sterling Savings Bank on November 1, 1992. The following Sterling Financial Corporation (parent company only) financial information should be read in conjunction with the other notes to consolidated financial statements. The accounting policies for the parent company only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company only financial statements account for the parent company's investments in its subsidiaries under the equity method.

                                                            December 31,
                                                         ------------------
      Balance Sheets                                       1998      1997
                                                         --------  --------
                                                       (Dollars in thousands)

      ASSETS

       Cash and cash equivalents                         $  1,626  $ 21,570
       Investments in subsidiaries:
        Big Sky                                                --     7,502
        Sterling Savings Bank                             206,008   148,403
        Tri-Cities Mortgage Company                         1,246     1,033
        Sterling Capital Trust I                            1,237     1,237
       Income taxes receivable from subsidiaries            1,598       816
       Other assets                                         3,123     2,980
       Federal income taxes receivable                      2,772       591
                                                         --------  --------

          Total assets                                   $217,610  $184,132
                                                         ========  ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

       Accrued expenses payable                          $     23  $     16
       Term note payable                                       --    15,000
       Advances under line of credit                       40,000        --
       8.75% Subordinated Notes due 2000                   17,240    17,240
       Junior Subordinated Debentures of Sterling          41,237    41,237
       Federal income taxes payable/other liabilities          93        22
       Shareholders' equity                               119,017   110,617
                                                         --------  --------

          Total liabilities and shareholders' equity     $217,610  $184,132
                                                         ========  ========

Sterling Financial Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
(Information for the six months ended December 31, 1995 is unaudited)


25. Parent Company Only Financial Information, Continued:

                                                                                             Six Months
                                                                     Year Ended                Ended          Year
                                                                    December 31,            December 31,      Ended
                                                              ----------------------    ------------------   June 30,
                                                                1998         1997         1996      1995      1996
                                                              ---------    ---------    -------   --------   --------
                                                                                      (Dollars in thousands)
Statements of Operations

 Interest income                                               $    219    $    975     $     5   $    17    $    22
 Interest expense                                                (7,281)     (4,682)     (1,217)     (859)    (1,692)
                                                               --------    --------     -------   -------    -------
  Net interest expense                                           (7,062)     (3,707)     (1,212)     (842)    (1,670)

 Other income - equity in net earnings (loss)
  of subsidiaries                                                11,583      12,987        (135)    4,724      9,596
 Miscellaneous income, net                                           57          --         219        46        107
 Operating expenses                                              (1,319)       (822)       (211)     (172)      (351)
                                                               --------    --------     -------   -------    -------

 Income (loss) before income taxes                                3,259       8,458      (1,339)    3,756      7,682
 Deferred income tax benefit                                      2,964       1,761         314        90         59
                                                               --------    --------     -------   -------    -------

 Net income (loss)                                             $  6,223    $ 10,219     $(1,025)  $ 3,846    $ 7,741
                                                               ========    ========     =======   =======    =======

Statements of Cash Flows

 Cash flows from operating activities:
  Net income (loss)                                            $  6,223    $ 10,219     $(1,025)  $ 3,846    $ 7,741
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities                            (14,413)    (16,878)        606    (3,898)    (8,212)
                                                               --------    --------     -------   -------    -------
    Net cash used in operating activities                        (8,190)     (6,659)       (419)      (52)      (471)
                                                               --------    --------     -------   -------    -------

 Cash flows from investing activities:
  Investment in subsidiaries, net                               (45,278)    (30,076)     (9,494)      (82)      (392)
  Dividends from subsidiary                                       8,088       6,078       2,487     2,317      4,633
                                                               --------    --------     -------   -------    -------
    Net cash provided by (used in) investing activities         (37,190)    (23,998)     (7,007)    2,235      4,241
                                                               --------    --------     -------   -------    -------

 Cash flows from financing activities:
  Repayment of note payable                                     (15,000)         --          --        --         --
  Proceeds from line of credit and other borrowings              40,000      40,000      15,000        --         --
  Proceeds from exercise of stock options and warrants,
   net of repurchases                                               382          56       1,250        58        163
  Payments to redeem preferred stock and fractional
   shares                                                            (4)       (126)         --        --         --
  Cash dividends on preferred stock                                  --        (940)       (942)     (942)    (1,885)
  Shareholders' redemption                                           --          --          --      (831)      (820)
  Other, net                                                         58          --           4        --         --
                                                               --------    --------     -------   -------    -------
    Net cash provided by (used in) financing activities          25,436      38,990      15,312    (1,715)    (2,542)
                                                               --------    --------     -------   -------    -------
 Net change in cash and cash equivalents                        (19,944)      8,333       7,886       468      1,228
 Cash and cash equivalents, beginning of period                  21,570      13,237       5,351     4,124      4,124
                                                                --------    --------    -------   -------    -------
     Cash and cash equivalents, end of period                  $  1,626    $ 21,570     $13,237   $ 4,592    $ 5,351
                                                                ========    ========    =======   =======    =======

    Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary savings association unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary savings association's capital and surplus.

    During the year ended December 31, 1998, Sterling purchased $45.0 million of Sterling Savings Bank common and preferred stock.

    Current income taxes are allocated to Sterling and its subsidiaries as if they were separate taxpayers.

    The payment of dividends to Sterling Financial Corporation by its subsidiary savings association is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 1998, the subsidiary savings association could have declared approximately $55.3 million of aggregate dividends, in addition to amounts previously paid. Sterling Financial Corporation's non-regulated subsidiaries are not subject to the dividend payment limitations applicable to savings associations.

EXECUTIVE OFFICERS

Harold B. Gilkey, Chairman of the Board and Chief Executive Officer
William W. Zuppe, President and Chief Operating Officer
Ned M. Barnes, Corporate Secretary
David P. Bobbitt, Executive Vice President-Community Banking Services
Heidi B. Stanley, Executive Vice President-Corporate Administration
Daniel G. Byrne, Senior Vice President-Corporate Finance; Chief Financial
  Officer; Treasurer, Assistant Secretary
Stephen L. Page, Senior Vice President-Credit Management; Chief Credit Officer John M. Harlow, Vice President; President, INTERVEST-Mortgage Investment Company Stanton C. Parrish, Vice President; President, Harbor Financial Services, Inc. John B. Richardson, Vice President; President, Action Mortgage Company

THE BOARD OF DIRECTORS

Harold B. Gilkey, Chairman of the Board and Chief Executive Officer
William W. Zuppe, President and Chief Operating Officer
Ned M. Barnes, Secretary; Principal in the law firm of Witherspoon, Kelley,
  Davenport & Toole, P.S. of Spokane, Washington
Rodney W. Barnett, Principal an General Manager of Carr Sales Company, an
  electrical supply firm in Spokane, Washington
James P Fugate, Retired Superintendent of Auburn School District No. 408 in
  Auburn, Washington
Robert D. Larrabee, Former Owener of Merchant Funeral Home in Clarkston,
  Washington
Robert E. Meyers, Retired Dentist in Clarkston, Washington
David O. Wallace, Owner of Startup Business Planning, Spokane, Washington

THE CORPORATION

Sterling Financial Corporation is a Washington State-chartered corporation headquartered in Spokane, Washington. Sterling Financial Corporation is a holding company for Sterling Savings Bank, Sterling Capital Trust I and Tri-Cities Mortgage Corporation. Sterling Savings Bank is a Washington State-chartered savings and loan association headquartered in Spokane, Washington. Its subsidiaries are Action Mortgage Company; Harbor Financial Services, Inc.; INTERVEST-Mortgage Investment Company; Evergreen Environmental Development Corporation; Evergreen First Service Corporation; Fidelity Service Corporation; and Tri-West Mortgage Company.

THE ANNUAL MEETING

The Annual Meeting of Shareholders of Sterling Financial Corporation will be held on Tuesday, April 27, 1999. The Meeting will begin at 10:00 a.m. in the Conference Theater of the Agricultural Trade Center, 334 West Spokane Falls Boulevard, Spokane, Washington.

FORM 10-K

To obtain a copy of Sterling Financial Corporation's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, please contact Daniel G. Byrne, Sr. Vice President and Chief Financial Officer, Sterling Financial Corporation, 111 North Wall Street, Spokane, Washington 99201.

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT

ChaseMellon Shareholder Services, L.L.C.
Shareholder Relations
85 Challenger Road
Ridgefield Park, NJ 07660
(800) 522-6645
www.chasemellon.com

SHAREHOLDER INFORMATION

For further information, contact:
     Shareholder Relations
     Sterling Financial Corporation
     111 North Wall Street
     Spokane, Washington 99201
     509-458-2711

INVESTOR RELATIONS CONTACT

Heidi B. Stanley, Executive Vice President - Corporate Administration
509-358-6160

SUBSIDIARIES

Subsidiaries of Sterling Financial Corporation: Sterling Savings Bank, Sterling Capital Trust I and Tri-Cities Mortgage Corporation.

Subsidiaries of Sterling Savings Bank: Action Mortgage Company;
INTERVEST-Mortgage Investment Company; Harbor Financial Services, Inc.; Evergreen Environmental Development Corporation; Evergreen First Service Corporation; Fidelity Service Corporation; Tri-West Mortgage Company