Form 10-Q
period 1999-03-31
STERLING FINANCIAL CORP /WA/
filed 1999-05-11
CIK 891106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999
          --------------
     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO ____________________.


                       Commission file number.....0-20800


                         STERLING FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Washington                                  91-1572822
     ---------------------------------                  -------------------
     (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                  Identification No.)


                111 North Wall Street, Spokane, Washington 99201
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (509) 458-2711
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 Class                     Outstanding as of April 30, 1999
     ------------------------------        --------------------------------
     Common Stock ($1.00 par value)                    8,091,655

                         STERLING FINANCIAL CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999

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

               Item 2 - Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

               Item 3 - Quantitative and Qualitative Disclosures About
                          Market Risk


     PART II - Other Information

               Item 1 - Legal Proceedings

               Item 2 - Changes in Securities and Use of Proceeds

               Item 3 - Defaults Upon Senior Securities

               Item 4 - Submission of Matters to a Vote of Security Holders

               Item 5 - Other Information

               Item 6 - Exhibits and Reports on Form 8-K

     Signature

     PART I - Financial Information
     Item 1 - Financial Statements
     ------------------------------
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets
     (Unaudited)

                                                   March 31,   December 31,
                                                   1999        1998
                                                   ----------  ------------
                                                    (Dollars in thousands)
     ASSETS

     Cash and cash equivalents:
       Interest bearing                            $      948  $   26,977
       Non-interest bearing and vault                  51,162      61,354
       Restricted                                       2,658       8,775
     Loans receivable, net                          1,629,296   1,468,534
     Loans held for sale                                6,886      15,881
     Investments and mortgage-backed
       securities ("MBS"):
         Available for sale                           502,411     566,372
         Held to maturity                              14,662      20,033
     Accrued interest receivable (including
       $3,504 and $4,954 on investments
       and MBS)                                        14,355      14,938
     Real estate owned, net                             5,532       6,232
     Office properties and equipment, net              52,633      51,771
     Other intangible assets, net                      59,732      61,180
     Prepaid expenses and other assets, net            13,660      12,540
                                                   ----------  ----------
         Total assets                              $2,353,935  $2,314,587
                                                   ==========  ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits                                      $1,563,748  $1,545,425
     Advances from Federal Home Loan Bank
       Seattle ("FHLB Seattle")                       335,441     319,540
     Securities sold subject to repurchase
       agreements and federal funds purchased         198,224     195,074
     Other borrowings (Note 3)                        102,240      97,240
     Cashiers checks issued and payable                14,332      17,512
     Borrowers' reserves for taxes and insurance        2,988       1,826
     Accrued interest payable                           5,533       5,639
     Accrued expenses and other liabilities            11,641      13,314
                                                   ----------  ----------
         Total liabilities                          2,234,147   2,195,570
                                                   ----------  ----------

     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets, Continued
     (Unaudited)

                                                   March 31,   December 31,
                                                   1999        1998
                                                   ----------  ------------
                                                    (Dollars in thousands)
     Preferred stock, $1 par value; 10,000,000
       shares authorized; 0 shares issued and
       outstanding                                 $        0  $        0
     Common stock, $1 par value; 20,000,000
       shares authorized; 8,072,021 and 8,056,072
       shares issued and outstanding                    8,072       8,056
     Additional paid-in capital                        70,276      70,229
     Accumulated other comprehensive income
       (loss):
         Unrealized gains (losses) on invest-
           ments and MBS available for sale,
           net of deferred income tax provision
           (benefit) of $(723) and $424                (1,342)        788
         Retained earnings                             42,782      39,944
                                                   ----------  ----------
             Total shareholders' equity               119,788     119,017
                                                   ----------  ----------
             Total liabilities and shareholders'
               equity                              $2,353,935  $2,314,587
                                                   ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income
     (Unaudited)


                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands,
                                                   except per share data)
     Interest income:
       Loans                                       $   32,746  $   25,415
       MBS                                              5,934       7,164
       Investments and cash equivalents                 2,826       3,377
                                                   ----------  ----------
         Total interest income                         41,506      35,956
                                                   ----------  ----------
     Interest expense:
       Deposits                                        14,669      12,503
       Short-term borrowings                            2,856       8,292
       Long-term borrowings                             6,238       2,749
                                                   ----------  ----------
         Total interest expense                        23,763      23,544
                                                   ----------  ----------
         Net interest income                           17,743      12,412

     Provision for losses on loans                       (900)       (808)
                                                   ----------  ----------
         Net interest income after provision for
           losses on loans                             16,843      11,604
                                                   ----------  ----------
     Other income:
       Fees and service charges                         2,468       1,408
       Mortgage banking operations                        353         668
       Loan servicing fees                                197         248
       Net gains on sales of securities                   593         711
       Real estate owned operations                       (92)        (68)
                                                   ----------  ----------
         Total other income                             3,519       2,967
                                                   ----------  ----------
     Operating expenses                                15,862      10,165
                                                   ----------  ----------
         Income before income taxes                     4,500       4,406

     Income tax provision                              (1,662)     (1,580)
                                                   ----------  ----------
     Net income                                    $    2,838  $    2,826
                                                   ==========  ==========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income, Continued
     (Unaudited)


                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands,
                                                   except per share data)

     Income per common share - basic               $     0.35  $     0.35
                                                   ==========  ==========
     Income per common share - diluted             $     0.35  $     0.34
                                                   ==========  ==========
     Weighted average common shares
       outstanding - basic                          8,063,756   8,004,135
                                                   ==========  ==========
     Weighted average common shares
       outstanding - diluted                        8,184,690   8,207,691
                                                   ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows
     (Unaudited)

                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)
     Cash flows from operating activities:
       Net income                                  $    2,838  $    2,826
       Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
           Provisions for loan and real estate
             owned losses                               1,105         814
           Stock dividends on FHLB Seattle stock         (618)       (573)
           Net gain on sales of loans, securities
             and mortgage servicing rights               (911)     (1,300)
           Net gain on sales of real estate owned        (136)        (23)
           Depreciation and amortization                1,829       1,885
           Deferred income tax provision                    0        (101)
           Compensation expense associated with
             stock grants                                   0          18
           Change in:
             Accrued interest receivable                  583       1,578
             Prepaid expenses and other assets            (49)       (251)
             Cashiers checks issued and payable        (3,180)     (3,068)
             Accrued interest payable                    (106)       (797)
             Accrued expenses and other
               liabilities                             (1,673)     2,068
           Proceeds from sales of loans                30,026      26,693
           Loans originated for sale                  (29,700)    (34,844)
                                                   ----------  ----------
               Net cash provided by (used in)
                 operating activities                       8      (5,075)
                                                   ----------  ----------
     Cash flows from investing activities:
       Change in restricted cash                        6,117      (1,692)
       Loans disbursed                               (371,817)   (237,730)
       Loan principal received                        218,825     205,952
       Purchase of investments                        (29,823)    (64,874)
       Proceeds from maturities of investments         34,285      68,569
       Proceeds from sales of available-for-sale
         investments                                      542           0
       Purchase of MBS                                      0    (190,217)
       Principal payments on MBS                       32,904      27,368
       Proceeds from sales of MBS                      29,104     174,107
       Purchase of office properties and
         equipment                                       (862)       (170)

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)

                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)
     Cash flows from investing activities
       Continued:
         Improvements and other changes to real
           estate owned                                   (12)        263
         Proceeds from sales and liquidation of
           real estate owned                              959         300
         Proceeds from sales of mortgage
           servicing rights                                 0         449
                                                   ----------  ----------
             Net cash used in investing
               activities                             (79,778)    (17,675)
                                                   ----------  ----------
     Cash flows from financing activities:
     Net change in checking, passbook and money
         market deposits                           $   (9,593) $   15,106
       Proceeds from issuance of certificates
         of deposit                                   199,873     316,987
       Payments for maturing certificates of
         deposit                                     (186,452)   (355,312)
       Interest credited to deposits                   14,495      12,645
       Advances from FHLB Seattle                      35,877      30,000
       Repayment of FHLB Seattle advances             (20,026)    (55,021)
       Net change in securities sold subject to
         repurchase agreements and funds purchased      3,150      59,806
       Proceeds from other borrowings                   5,000           0
       Repayment of other borrowings                        0     (15,000)
       Proceeds from exercise of stock options,
         net of repurchases                                63         281
       Other                                            1,162       1,407
                                                   ----------  ----------
           Net cash provided by financing
             activities                                43,549      10,899
                                                   ----------  ----------
     Net change in cash and cash equivalents          (36,221)    (11,851)
     Cash and cash equivalents, beginning of
       period                                          88,331      52,439
                                                   ----------  ----------
     Cash and cash equivalents, end of period      $   52,110  $   40,588
                                                   ==========  ==========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)

                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)
     Supplemental disclosures:
       Cash paid during the period for:
         Interest                                  $   23,869  $   23,697
         Income taxes                                     719       1,235

       Noncash financing and investing activities:
         Loans converted into real estate owned           317       1,137


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Comprehensive Income
     (Unaudited)


                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)

     Net income                                    $    2,838  $    2,826

     Other comprehensive income (loss):
       Change in unrealized gains or losses
         on investments and MBS available for
         sale                                          (3,277)         48
       Less deferred income tax (provision)
         benefit                                        1,147         (17)
                                                   ----------  ----------
           Net other comprehensive income (loss)       (2,130)         31
                                                   ----------  ----------
     Comprehensive income                          $      708  $    2,857
                                                   ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements


     1.  GENERAL:
         Notes to the December 31, 1998 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 1998 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three months ended March 31, 1999 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1998 consolidated balance sheet was derived from the audited balance sheet as of that date.

     2.  INTERIM FINANCIAL STATEMENTS:
         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported. The unaudited interim consolidated financial statements for the three months ended March 31, 1998 have been restated to reflect the November 1998 acquisition of Big Sky Bancorp, Inc. ("Big Sky"), which was accounted for as a pooling of interests.

     3.  OTHER BORROWINGS:
         The following table details Sterling's other borrowings.

                                                  March 31,   December 31,
                                                  1999        1998
                                                  ----------  ------------
                                                   (Dollars in thousands)
         Advances on line of credit(1)            $   40,000  $    40,000
           Advances on line of credit(2)               5,000            0
           8.75% Subordinated Notes Due 2000          17,240       17,240
           Sterling obligated mandatorily
             redeemable preferred securities
             of subsidiary trust holding solely
             junior subordinated deferrable
             interest debentures of Sterling(3)       40,000       40,000
                                                  ----------  -----------
                                                  $  102,240  $    97,240
                                                  ==========  ===========

         (1) In June 1998, Sterling entered into a one-year variable rate line-of-credit agreement with KeyBank National Association ("KeyBank"). Interest accrues at the London Interbank Offering Rate Index plus 2.0% (7.0% at March 31, 1999) and is payable monthly. This line of credit is for twelve months and may be renewed for an additional six months. Subsequent to quarter end, Sterling obtained a commitment to extend this borrowing to May 31, 2001 and to increase the balance to $50.0 million. The commitment is subject to several material conditions. Therefore, there can be no assurance that the borrowing will be extended.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     3.  OTHER BORROWINGS, CONTINUED:

         (2) At March 31, 1999, Sterling borrowed $5.0 million on a line of credit from KeyBank which matures on April 1, 2000. All of the proceeds of this loan were contributed to Sterling Savings Bank to enhance its regulatory capital ratios. Interest accrues at KeyBank's prime rate (7.75% at March 31, 1999) and is payable monthly.

         (3) Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling on June 30, 2002 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     4.  INCOME PER SHARE:
         The following table presents the basic and diluted income per share computations.

                                                  Three Months Ended March 31,
                                                  ---------------------------------------------------------------------------
                                                  1999                                   1998
                                                  ------------------------------------   ------------------------------------
                                                               Weighted      Per Share                Weighted      Per Share
                                                  Net Income   Avg. Shares   Amount      Net Income   Avg. Shares   Amount
                                                  ----------   -----------   ---------   ----------   -----------   ---------
             Basic computations                   $2,838,000     8,063,756   $    0.35   $2,826,000     8,004,135   $    0.35
             Effect of dilutive securities:
             Common stock options                          0       120,934                        0       203,556
                                                  ----------   -----------   ---------   ----------   -----------   ---------
             Diluted computations                 $2,838,000     8,184,690   $    0.35   $2,826,000     8,207,691   $    0.34
                                                  ==========   ===========   =========   ==========   ===========   =========
             Antidilutive options not included
               in diluted income per share                          71,500                                      0

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     5.  OPERATING EXPENSES:
         The following table details Sterling's components of total operating expenses:

                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)

           Employee compensation and benefits      $    6,941  $    4,736
           Occupancy and equipment                      2,362       1,582
           Depreciation                                 1,004         762
           Amortization of intangibles                  1,448         537
           Advertising                                    619         279
           Data processing                              1,279         747
           Insurance                                      274         248
           Legal and accounting                           391         396
           Travel and entertainment                       380         295
           Other                                        1,164         583
                                                   ----------  ----------
           Total operating expenses                $   15,862  $   10,165
                                                   ==========  ==========


     6.  OTHER ACCOUNTING POLICIES:
         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. Sterling has not yet determined the effect, if any, of implementing SFAS No. 133 on its consolidated financial statements.

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

         The following table summarizes information related to Sterling's mortgage banking operations:

                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)
           Revenues:
             Gains on sales of originated
               residential loans                   $      318  $      382
             Other fees and income                      1,239       1,037
                                                   ----------  ----------
           Total revenues                               1,557       1,419
           Identifiable expenses                          809         735
                                                   ----------  ----------
           Income before adjustments, elimina-
             tions and income taxes                       748         684
           Adjustments and eliminations                     0           0
                                                   ----------  ----------
           Income before income taxes              $      748  $      684
                                                   ==========  ==========
           Identifiable assets                     $    9,511  $    5,883
                                                   ==========  ==========
           Depreciation and amortization expense   $       33  $       34
                                                   ==========  ==========
           Capital expenditures for office
             properties and equipment              $       28  $        4
                                                   ==========  ==========

         The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements:

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued


     7.  MORTGAGE BANKING OPERATIONS, CONTINUED:

                                                                  Mortgage
                                                     Banking      Banking
                                                     Operations   Operations   Total
                                                     ----------   ----------   ----------
                                                           (Dollars in thousands)
             As of and for the three months
               ended March 31, 1999:
                 Other income                        $    3,166   $      353   $    3,519
                 Income before income taxes               3,752          748        4,500
                 Total assets                         2,344,424        9,511    2,353,935

             As of and for the three months
               ended March 31, 1998:
                 Other income                        $    2,299   $      668   $    2,967
                 Income before income taxes               3,722          684        4,406
                 Total assets                         1,944,599        5,883    1,950,482

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
     --------------------------------------------------------------------
     STERLING FINANCIAL CORPORATION
     Comparison of the Three Months Ended March 31, 1999 and 1998


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

     GENERAL
     -------
     Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank ("Sterling Savings Bank"). The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial").

     Sterling endeavors to provide personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with $2.35 billion in total assets at March 31, 1999, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as ten Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

     Recently, Sterling has focused its efforts on becoming more like a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling's revenues are derived primarily from interest earned on loans, investments and mortgage-backed securities ("MBS"), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

     To further enhance its presence in the Pacific Northwest market, Sterling has been working to expand its community bank delivery system, focusing primarily on deposit gathering and lending. In June 1998, Sterling acquired 33 branch offices in Washington, Idaho and Oregon from KeyBank National Association ("KeyBank"). Sterling completed the acquisition of Big Sky Bancorp, Inc. ("Big Sky") and its subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"), in November 1998. The merger with Big Sky was accounted for as a pooling of interests; and accordingly, all historical amounts have been restated to include the results of Big Sky.

     Management believes that by changing the mix of its assets and liabilities to be more like a community bank, its net interest income (the difference between the interest earned on loans and investments and the interest paid on liabilities) and other fee income will increase, although there can be no assurances in this regard. Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial institutions or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. There is significant competition for acquisitions in Sterling's market area, and Sterling may not be able to acquire other institutions on attractive terms. Furthermore, the success of Sterling's growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

     RESULTS OF OPERATIONS
     ---------------------
     OVERVIEW. Sterling recorded net income of $2.8 million, or $0.35 per diluted share, for the three months ended March 31, 1999. This compares with net income of $2.8 million, or $0.34 per diluted share, for the prior year's comparable period.

     The annualized return on average assets was 0.49% and 0.60% for the three months ended March 31, 1999 and 1998, respectively. The decrease was due primarily to an increase in average assets relative to net income. The annualized return on average equity was 9.55% and 10.24% for the three months ended March 31, 1999 and 1998, respectively. The decrease was due primarily to the increase in average common equity.

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income ("NII"), which is the difference between interest income, primarily from loan, mortgage-backed securities ("MBS") and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 1999 and 1998, NII was $17.7 million and $12.4 million, respectively, an increase of 43.0%.

     Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in NII during the quarter ended March 31, 1999 was due primarily to the increase in average interest-earning assets and a lower cost of funds.

     During the three months ended March 31, 1999 and 1998, the volume of average interest-earning assets was $2.15 billion and $1.79 billion, respectively. Net interest spread during these periods was 3.21% and 2.59%, respectively. The net interest margin for the three months ended March 31, 1999 and 1998 was 3.35% and 2.81%, respectively. Net interest spread and net interest margin increased significantly from a year ago, due primarily to a lower cost of funds. Net interest margin increased due primarily to the wider spreads, which more than offset the increase in average interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for loan losses of $900,000 and $808,000 for the three months ended March 31, 1999 and 1998, respectively. Management anticipates that its provisions for loan losses will continue to increase in the future as Sterling originates more construction, business banking and consumer loans. At March 31, 1999, Sterling's total classified assets were $19.4 million, compared with $17.7 million at December 31, 1998. At March 31, 1999, Sterling's loan delinquency rate as a percentage of total loans was 0.44%, compared with 0.43% at December 31, 1998 and 0.53% at March 31, 1998. Total nonperforming loans were $5.5 million at March 31, 1999, compared with $4.2 million at March 31, 1998.

     Management believes the loan loss provision for the three months ended March 31, 1999 represents an appropriate allowance based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include concentrations of the types of loans as well as associated risks within the loan portfolio and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)

       Fees and service charges                    $    2,468  $    1,408
       Mortgage banking operations                        353         668
       Loan servicing fees                                197         248
       Net gain on sales of securities                    593         711
       Real estate owned operations                       (92)        (68)
                                                   ----------  ----------
                                                   $    3,519  $    2,967
                                                   ==========  ==========

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increases in such fees and service charges for the three months ended March 31, 1999, compared with the three months ended March 31, 1998, were due primarily to the increase in fee-related transaction accounts resulting from the KeyBank branch acquisition.

     The following table summarizes loan originations and sales of loans for the periods indicated.

                                                   Three Months Ended
                                                   March 31,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in millions)

       Originations of one-to-four family
         permanent mortgage loans                  $     64.6  $     47.6
       Sales of residential loans                        29.7        26.3
       Principal balances of mortgage loans
         serviced for others                            200.9       362.8

     Sterling anticipates increasing its mortgage servicing portfolio over the next twelve months by generating a greater volume of loan sales through its mortgage banking subsidiary, Action Mortgage.

     Loan servicing fees decreased for the three months ended March 31, 1999 compared with the prior year's comparable period, reflecting the $161.9 million decrease in the balance of mortgage loans serviced for others since March 1998. Sterling's average loan servicing portfolios for the three months ended March 31, 1999 and 1998 were approximately $205.3 million and $376.3 million, respectively.

     During the three months ended March 31, 1999, Sterling sold approximately $29.1 million of investments and MBS, resulting in net gains of $593,000. In an effort to reposition the portfolio, Sterling sold approximately $173.4 million of investments and MBS in the prior year's comparable period, resulting in net gains of $711,000.

     OPERATING EXPENSES. Operating expenses were $15.9 million and $10.2 million for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to increased staffing levels, increased intangible amortization and increased data processing and occupancy costs resulting from the KeyBank branch acquisition.

     Employee compensation and benefits were $6.9 million and $4.7 million for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to increased staff hired in connection with the new branches and increased community bank lending staff.

     Amortization of intangibles was $1.4 million and $537,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to the amortization of the KeyBank intangible asset.

     Data processing expense was $1.3 million and $747,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to the costs incurred to process the substantial increase in deposit and loan transactions.

     Occupancy and equipment expenses increased as a result of building maintenance, property taxes and utility costs associated with the addition of 33 branches. As a result, occupancy and equipment costs were $2.4 million compared with $1.6 million for the quarters ended March 31, 1999 and 1998, respectively.

     INCOME TAX PROVISION. Sterling recorded federal and state income tax provisions of $1.7 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively. The effective tax rates during these periods approximated the applicable statutory rates.

     FINANCIAL POSITION
     ------------------
     ASSETS. At March 31, 1999, Sterling's assets were $2.35 billion, up 1.7% from $2.31 billion at December 31, 1998.

     INVESTMENTS AND MBS. Sterling's investment and MBS portfolio at March 31, 1999 was $517.1 million, down $69.3 million from the December 31, 1998 balance of $586.4 million. The decrease was due primarily to net sales of MBS during the period.

     LOANS RECEIVABLE. At March 31, 1999, net loans receivable were $1.63 billion, up $160.8 million from $1.47 billion at December 31, 1998. The increase was due primarily to strong loan origination activity. During the three months ended March 31, 1999, total loan originations were $340.7 million compared with $207.7 million for the prior year's comparable quarter. The most significant area of increase in loan originations was in commercial real estate lending. See the loan origination table below.

     The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include unearned discounts, deferred loan origination costs and fees or allowances for loan losses.

                                      March 31, 1999     December 31, 1998
                                      -----------------  -----------------
                                      Amount      %      Amount      %
                                      ----------  -----  ----------  -----
                                      (Dollars in thousands)

       Residential                    $  367,868   22.4  $  342,757   23.1
       Multifamily                       140,834    8.6     124,656    8.4
       Commercial real estate            265,821   16.1     177,912   12.0
       Construction                      247,249   15.0     233,567   15.7
       Consumer - direct                 224,603   13.7     224,651   15.1
       Consumer - indirect                75,805    4.6      64,764    4.4
       Business banking                  323,173   19.6     315,614   21.3
                                      ----------  -----  ----------  -----
         Total loans receivable       $1,645,353  100.0  $1,483,921  100.0
                                      ==========  =====  ==========  =====

     The following table sets forth Sterling's loan originations for the periods indicated.

                                            Three Months Ended
                                            March 31,
                                            ----------------------  %
                                            1999        1998        Change
                                            ----------  ----------  ------
                                            (Dollars in thousands)

       Residential                          $   64,577  $   47,579    35.7
       Multifamily                              29,580      13,245   123.3
       Commercial real estate                   64,128      10,585   505.8
       Construction                             77,690      61,277    26.8
       Consumer - direct                        29,789      15,654    90.3
       Consumer - indirect                      14,002      12,227    14.5
       Business banking                         60,951      47,144    29.3
                                            ----------  ----------  ------
         Total loans originated             $  340,717  $  207,711    64.0
                                            ==========  ==========  ======

     Management believes its increase in loan originations is due primarily to the increase in lending staff in its income property and business banking departments over the last twelve months.

     DEPOSITS. Total deposits increased $18.3 million to $1.56 billion at March 31, 1999 from $1.55 billion at December 31, 1998. For the quarter ended March 31, 1999, the average cost of total deposits was 3.83%, compared with 4.74% for the quarter ended March 31, 1998. The decrease in the average cost of deposits was due primarily to the increase in transaction accounts and the implementation of bank-like pricing of certificates of deposit.

     The following table sets forth the composition of Sterling's deposits at the dates indicated.

                                      March 31, 1999     December 31, 1998
                                      -----------------  -----------------
                                      Amount      %      Amount      %
                                      ----------  -----  ----------  -----
                                      (Dollars in thousands)

       Certificates of deposit        $  838,653   53.6  $  814,957   52.8
       Checking                          288,286   18.4     297,290   19.2
       Savings and money market          436,809   28.0     433,178   28.0
                                      ----------  -----  ----------  -----
         Total deposits               $1,563,748  100.0  $1,545,425  100.0
                                      ==========  =====  ==========  =====

     BORROWINGS. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle ("FHLB Seattle") and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements.
     At March 31, 1999, total borrowings were $635.9 million, compared with $611.9 million at December 31, 1998, an increase of $24.0 million.
     See "Liquidity and Sources of Funds."

     ASSET AND LIABILITY MANAGEMENT
     ------------------------------
     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV"), or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling's adjustable-rate mortgages are indexed to the weekly average yield on one-year U.S. Treasury securities. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans; whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution's portfolio as well as its NII.

     Sterling maintains an asset and liability management program intended to manage NII through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates. Sterling uses a simulation model designed to measure the sensitivity of NII and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of NII and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments and equity at current interest rates and at hypothetical higher and lower interest rates at various intervals. The present value of each major category of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. The present value of longer term fixed-rate financial instruments is more difficult to estimate because such instruments are susceptible to changes in market interest rates. Present value estimates of adjustable-rate financial instruments are more reliable since they represent the difference between the contractual and discounted rates until the next interest rate repricing date.

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

     Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, by the sale of certain long-term fixed rate loans and investments and by increasing the level of its core deposits, which are generally a lower-cost funding source than borrowings. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

     The following table presents Sterling's estimates of changes in NPV for the periods indicated. The results indicate the impact of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.

                        At March 31, 1999                            At December 31, 1998
                        ---------------------------------  ---------------------------------
      Change in                   Ratio of NPV                       Ratio of NPV
      Interest Rate               to the Present   %                 to the Present   %
      in Basis Points             Value of         Change            Value of         Change
      (Rate Shock)      NPV       Total Assets     in NPV  NPV       Total Assets     in NPV
      ---------------   -------   --------------   ------  -------   --------------   ------
                                              (Dollars in thousands)
      +300              $12,338       0.56%        (85.5)  $11,384        0.53%       (86.5)
      +200               40,402       1.81         (52.7)   37,950        1.72        (55.1)
      +100               62,728       2.75         (26.5)   59,814        2.66        (29.3)
      Static             85,334       3.68            N/A   84,568        3.70           N/A
      -100               85,811       3.67            0.6   71,197        3.10        (15.8)
      -200               65,510       2.79         (23.2)   50,677        2.20        (40.1)
      -300               58,910       2.49         (31.0)   40,966        1.77        (51.6)


     At March 31, 1999, Sterling calculated that its NPV was $85.3 million and that its NPV would decrease by 52.7% and 85.5% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $84.6 million at December 31, 1998, which would decline by 55.1% and 86.5% if interest rates generally were to increase by 2% and 3%, respectively.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be a negative 13.0% and negative 14.6% at March 31, 1999 and 1998, respectively. Sterling calculated its three-year gap positions to be a negative 16.0% and negative 12.0% at March 31, 1999 and 1998, respectively. The increase in the negative three-year gap position is largely due to increases in fixed-rate loan originations funded by shorter-term deposits and borrowings. Management attempts to maintain Sterling's gap position between positive 5% and negative 20%. At March 31, 1999, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

     LIQUIDITY AND SOURCES OF FUNDS
     ------------------------------
     As a financial institution, Sterling's primary sources of funds are operating, investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. The level of advances from the FHLB Seattle and other borrowings fluctuate with the level of assets. Deposits increased to $1.56 billion at March 31, 1999, from $1.55 billion at December 31, 1998. Advances from the FHLB Seattle increased to $335.4 million at March 31, 1999 from $319.5 million at

     December 31, 1998. At March 31, 1999 and December 31, 1998, securities sold subject to repurchase agreements were $198.2 million and $195.1 million, respectively. These borrowings are collateralized by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

     In connection with its Year 2000 compliance plan, Sterling is focusing on identifying potential demand for funds from its loan and deposit customers. See "Year 2000 Issues."

     During the three months ended March 31, 1999, cash provided by investing activities consisted of principal and interest payments on loans and MBS, maturities of investments and sales of MBS. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the three months ended March 31, 1999, net cash was used in investing activities primarily to purchase $29.8 million in investments and to fund loans.

     Sterling Savings Bank's credit line with the FHLB Seattle provides for borrowings of up to 30% of its total assets. At March 31, 1999, this credit line represented a total borrowing capacity of $711.3 million, of which $375.9 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At March 31, 1999, Sterling Savings Bank had $198.2 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $192.0 million. Sterling Savings Bank also had a secured line-of-credit agreement from a commercial bank of approximately $10.0 million as of March 31, 1999 but had no funds drawn on this line of credit.

     Excluding its subsidiaries, Sterling had cash and other resources of approximately $1.7 million. Sterling borrowed $5.0 million on a line of credit from a commercial bank at March 31, 1999. At March 31, 1999, Sterling had drawn all the funds on a $40.0 million twelve-month line of credit from a commercial bank which matures in June 1999 but may be renewed at Sterling's option for an additional six months. Subsequent to quarter end, Sterling obtained a commitment to extend this borrowing to May 31, 2001 and to increase the balance to $50.0 million. The commitment is subject to several material conditions. Therefore, there can be no assurance that the borrowing will be extended. All of the proceeds of these loans were contributed to Sterling Savings Bank to enhance its regulatory capital ratios and to substantially offset the intangible asset incurred in connection with the KeyBank branch acquisition. These lines of credit are secured by all of the stock of Sterling Savings Bank. At March 31, 1999, Sterling had an investment of $91.1 million in the Preferred Stock of Sterling Savings Bank, compared with $88.6 million at December 31,

     1998. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $2.2 million during the three months ended
     March 31, 1999. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its 8.75% Subordinated Notes Due 2000 (the "Subordinated Notes") and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS. See Note 3 of "Notes to Consolidated Financial Statements."

     OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At March 31, 1999 and December 31, 1998, Sterling Savings Bank's liquidity ratios were 9.5% and 11.5%, respectively. The lower level of liquidity at March 31, 1999 was due primarily to a decrease in the balance of interest-bearing cash and federal funds purchased. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     CAPITAL RESOURCES
     -----------------
     Sterling's total shareholders' equity was $119.8 million at March 31, 1999 compared with $119.0 million at December 31, 1998. The increase in total shareholders' equity was due primarily to an increase in retained earnings for the three-month period, partially offset by a decrease in the market value of available-for-sale investments and MBS. At March 31, 1999 and December 31, 1998, shareholders' equity was 5.1% of total assets.

     At March 31, 1999, Sterling had an unrealized loss of $1.3 million, net of related income taxes, on investments and MBS classified as available for sale. At December 31, 1998, Sterling had an unrealized gain of $788,000 on investments and MBS. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods.

     Sterling has issued and outstanding $40.0 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred

     Securities are treated as debt of Sterling. The Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling on June 30, 2002 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

     Sterling has issued and outstanding $17.2 million of 8.75% Subordinated Notes due on January 31, 2000. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. The indenture governing the Subordinated Notes limits the ability of Sterling under certain circumstances to incur additional indebtedness, to pay cash dividends or to make other capital distributions. Sterling may, subject to the indenture governing the Subordinated Notes, incur additional indebtedness from time to time to increase regulatory capital and for general corporate purposes.

     Sterling anticipates total capital expenditures of approximately $2.1 million for the remainder of the year ending December 31, 1999. Sterling also anticipates spending approximately $430,000 during the year in connection with the Year 2000 ("Year 2000") issues. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various arrangements. There can be no assurance that Sterling's estimates of capital and Year 2000 expenditures or the funding thereof are accurate. See "Year 2000 Issues."

     Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 1999, Sterling Savings Bank exceeded all applicable regulatory capital requirements.

     Sterling continues to proactively manage its claim against the U.S. government for breach of contract on three supervisory goodwill acquisition contracts. In 1996, the U.S. Supreme Court ruled in three similar cases that the U.S. government was liable for having breached its acquisition contracts with certain savings associations.
     Recently, several similar cases have resulted in substantial judgments against the government. Management believes the government will appeal these judgments. Sterling is encouraged by these decisions, although it is uncertain when a trial to determine Sterling's damages will be held or when a judgment, if any, will be paid.

     REGULATION AND COMPLIANCE
     -------------------------
     Sterling, as a registered thrift holding company, is subject to comprehensive examination and regulation by the OTS. Sterling Savings Bank, as a State of Washington-chartered savings association, is subject to comprehensive regulation and examination by the Washington Supervisor as its chartering authority, the OTS as its primary federal regulator, and by the FDIC, which administers the Savings Association Insurance Fund, which insures Sterling Savings Bank's deposits to the maximum extent permitted by law. Sterling Savings Bank is a member of the FHLB Seattle, which is one of the 12 regional banks which comprise the FHLB System. Sterling Savings Bank is further subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

     Sterling is subject to federal income taxation under the Internal Revenue Code of 1986. Sterling's returns may therefore be audited from time to time by the Internal Revenue Service, which has recently commenced an audit of Sterling's returns for the periods ended
     June 30, 1997, 1996 and 1995. Management believes Sterling's returns will be confirmed. Due to the preliminary nature of the audit, however, there can be no assurances in this regard.

     One of the continuing challenges for Sterling, especially as it transforms Sterling Savings Bank from a traditional thrift association to a community bank, is to ensure compliance with the many laws and regulations applicable to banking. These laws and regulations include the federal Home Mortgage Disclosure Act, Expedited Funds Availability Act, Flood Disaster Protection Act, Electronic Fund Transfers Act, Real Settlement and Procedures Act, Bank Secrecy Act and many others. Following the quarter ended March 31, 1999, Sterling entered into an agreement with the OTS pursuant to which Sterling has agreed to develop a comprehensive compliance program. As part of the compliance program, Management and the Board of Directors will jointly work to ensure that Sterling's policies and procedures regarding compliance with pertinent laws are appropriate, compliance staffing is increased and compliance staff members are adequately trained. Management is committed to meeting and exceeding the requirements of the compliance program.

     YEAR 2000 ISSUES
     ----------------
     The Year 2000 problem concerns the inability of information systems to recognize properly and to process date-sensitive information beginning on January 1, 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The potential failure on January 1, 2000 of computer systems that use two-digit calendar notations has developed into a major concern for financial institutions and other entities.

     To address this concern, Sterling has created a Year 2000 Action Plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. At March 31, 1999, Sterling had completed the awareness and assessment phases and a majority of the testing phase of its Year 2000 Action Plan. The awareness phase included gaining understanding and support, committing resources to the plan, establishing a project team consisting of senior managers and department heads and developing a strategy to address all internal and external systems.

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

     In conjunction with its review of Year 2000 issues, Sterling has endeavored to assess the impact of the Year 2000 event on significant borrowers and their ability to repay loans. Sterling is currently evaluating and monitoring its allowances for loan losses with its review of Year 2000 concerns in relation to its borrowers.

     Sterling's Year 2000 testing, renovation and/or replacement of hardware, proprietary programs, security systems, facility systems and non-BISYS software was substantially completed by March 31, 1999. Testing of BISYS-supported software and systems is scheduled to be completed in the first half of 1999.

     It is currently estimated that the aggregate cost of Sterling's Year 2000 readiness efforts will be approximately $870,000, of which approximately $664,000 has been spent. The costs associated with the replacement of computer hardware or equipment, currently estimated to be approximately $305,000, are included in the estimate. Computer hardware and equipment expenses will be capitalized, and all other costs are being expensed as they are incurred and are being funded through operating cash flow. The aggregate Year 2000 cost estimates do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

     Sterling is currently finalizing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal operations. Year 2000 contingency plans are designated to supplement Sterling's existing disaster recovery plan. Depending on the systems affected, these plans could include short- to medium-term use of backup equipment and software, increased work hours for Sterling personnel, implementation of manual workarounds for information systems or department functions or similar approaches. Testing of the Year 2000 Contingency Plan is scheduled to be completed by June 30, 1999. Final implementation is scheduled for September 30, 1999.

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

     Sterling's Year 2000 Action Plan is expected to significantly reduce Sterling's level of uncertainty about the Year 2000 event and, in particular, about the Year 2000 compliance and readiness of its external vendors and major customers. Sterling believes that, with the implementation of its Action Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. There can, however, be no assurance in this regard.


     PART I - Financial Information (continued)
     Item 3 - Quantitative and Qualitative Disclosures About Market Risk
     -------------------------------------------------------------------
     For a discussion of Sterling's market risks, see "Management's Discussion and Analysis - Asset and Liability Management."

     PART II - Other Information
     STERLING FINANCIAL CORPORATION


     Item 1 - Legal Proceedings

     Periodically various claims and lawsuits are brought against Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests, claims involving the making and servicing of real property loans and other issues incidental to Sterling's business. No material loss is expected from any of such pending claims or lawsuits.


     Item 2 - Changes in Securities and Use of Proceeds
     --------------------------------------------------
     None.


     Item 3 - Defaults Upon Senior Securities
     ----------------------------------------
     None.


     Item 4 - Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------
     None.


     Item 5 - Other Information
     --------------------------
     None.


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

          4.1           Reference is made to Exhibits 3.1 through 3.3.

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

     (b) Reports on Form 8-K. No reports were filed during the three months ended March 31, 1999.

     STERLING FINANCIAL CORPORATION

     Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STERLING FINANCIAL CORPORATION
                                   (Registrant)

     May 10, 1999                  By: /s/ Daniel G. Byrne
     ------------                      -----------------------------------
     Date                              Daniel G. Byrne
                                       Senior Vice President - Finance;
                                         Treasurer and Assistant Secretary;
                                         Principal Financial Officer and
                                         Chief Accounting Officer