Form 10-Q
period 1999-06-30
STERLING FINANCIAL CORP /WA/
filed 1999-08-11
CIK 891106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999
          --------------
     OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 Class                      Outstanding as of July 30, 1999
     ------------------------------        --------------------------------
     Common Stock ($1.00 par value)                    8,089,844

     STERLING FINANCIAL CORPORATION

     FORM 10-Q
     For the Quarter Ended June 30, 1999


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

     SIGNATURE

     PART I - Financial Information
     Item 1 - Financial Statements
     ------------------------------
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets
     (Unaudited)

                                                   June 30,    December 31,
                                                   1999        1998
                                                   ----------  ------------
                                                    (Dollars in thousands)
     ASSETS
       Cash and cash equivalents:
         Interest bearing                          $    7,382  $   26,977
         Non-interest bearing and vault                93,674      61,354
         Restricted                                       542       8,775
       Loans receivable, net                        1,710,414   1,468,534
       Loans held for sale                              4,853      15,881
       Investments and mortgage-backed
         securities ("MBS"):
           Available for sale                         520,869     566,372
           Held to maturity                            14,389      20,033
       Accrued interest receivable (including
         $4,440 and $4,954 on investments and
         MBS)                                          15,812      14,938
       Real estate owned, net                           6,120       6,232
       Office properties and equipment, net            53,173      51,771
       Intangible assets, net                          58,284      61,180
       Prepaid expenses and other assets, net          20,850      12,540
                                                   ----------  ----------
               Total assets                        $2,506,362  $2,314,587
                                                   ==========  ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
       Deposits                                    $1,611,444  $1,545,425
       Advances from Federal Home Loan Bank
         Seattle ("FHLB Seattle")                     390,460     319,540
       Securities sold subject to repurchase
         agreements and federal funds purchased       246,373     195,074
       Other borrowings (Note 3)                      110,000      97,240
       Cashiers checks issued and payable              15,403      17,512
       Borrowers' reserves for taxes and insurance      2,063       1,826
       Accrued interest payable                         6,138       5,639
       Accrued expenses and other liabilities           7,506      13,314
                                                   ----------  ----------
               Total liabilities                    2,389,387   2,195,570
                                                   ----------  ----------

     PART I - Financial Information
     Item 1 - Financial Statements
     ------------------------------
     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets, Continued
     (Unaudited)

                                                   June 30,    December 31,
                                                   1999        1998
                                                   ----------  ------------
                                                    (Dollars in thousands)
     Preferred stock, $1 par value; 10,000,000
         shares authorized; 0 shares issued and
         outstanding                               $        0  $        0
       Common stock, $1 par value; 20,000,000
         shares authorized; 8,089,844 and
         8,056,072 shares issued and outstanding        8,090       8,056
       Additional paid-in capital                      70,339      70,229
       Accumulated other comprehensive income
         (loss):
           Unrealized gains (losses) on invest-
             ments and MBS available for sale,
             net of deferred income tax provision
             (benefit) of $(4,022) and $424            (7,470)        788
       Retained earnings                               46,016      39,944
                                                   ----------  ----------
               Total shareholders' equity             116,975     119,017
                                                   ----------  ----------
               Total liabilities and shareholders'
                 equity                            $2,506,362  $2,314,587
                                                   ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income
     (Unaudited)


                                             Three Months Ended      Six Months Ended
                                             June 30,                June 30,
                                             ---------------------   ---------------------
                                             1999        1998        1999        1998
                                             ---------   ---------   ---------   ---------
                                             (Dollars in thousands, except per share data)
      Interest income:
        Loans                                $  35,360   $  26,850   $  68,106   $  52,265
        MBS                                      5,326       7,250      11,260      14,413
        Investments and cash equivalents         2,797       3,942       5,623       7,319
                                             ---------   ---------   ---------   ---------
          Total interest income                 43,483      38,042      84,989      73,997
                                             ---------   ---------   ---------   ---------
      Interest expense:
        Deposits                                14,937      13,231      29,606      25,734
        Short-term borrowings                    2,687       7,959       5,543      15,628
        Long-term borrowings                     7,074       3,272      13,312       6,643
                                             ---------   ---------   ---------   ---------
          Total interest expense                24,698      24,462      48,461      48,005
                                             ---------   ---------   ---------   ---------
          Net interest income                   18,785      13,580      36,528      25,992

      Provision for losses on loans             (1,000)     (2,907)     (1,900)     (3,715)
                                             ---------   ---------   ---------   ---------
          Net interest income after
            provision for losses on loans       17,785      10,673      34,628      22,277
                                             ---------   ---------   ---------   ---------
      Other income:
        Fees and service charges                 2,605       1,680       5,073       3,088
        Mortgage banking operations                239         410         592       1,078
        Loan servicing fees                        217         180         414         428
        Net gains (losses) on sales of
          securities                                 0        (133)        593         578
        Real estate owned operations                 2         (90)        (90)       (158)
                                             ---------   ---------   ---------   ---------
          Total other income                     3,063       2,047       6,582       5,014
                                             ---------   ---------   ---------   ---------
      Operating expenses                        15,714      14,152      31,576      24,317
                                             ---------   ---------   ---------   ---------
          Income (loss) before income taxes      5,134      (1,432)      9,634       2,974

      Income tax provision (benefit)             1,900        (559)      3,562       1,021
                                             ---------   ---------   ---------   ---------
      Net income (loss)                      $   3,234   $    (873)  $   6,072   $   1,953
                                             =========   =========   =========   =========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income, Continued
     (Unaudited)

                                             Three Months Ended      Six Months Ended
                                             June 30,                June 30,
                                             ---------------------   ---------------------
                                             1999        1998        1999        1998
                                             ---------   ---------   ---------   ---------
                                             (Dollars in thousands, except per share data)
      Income (loss) per share - basic        $    0.40   $   (0.11)  $    0.75   $    0.24
                                             =========   =========   =========   =========
      Income (loss) per share - diluted      $    0.40   $   (0.11)  $    0.74   $    0.24
                                             =========   =========   =========   =========
      Weighted average shares outstanding -
        basic                                8,088,299   8,029,425   8,076,096   8,016,850
                                             =========   =========   =========   =========
      Weighted average shares outstanding -
        diluted                              8,150,463   8,261,690   8,171,131   8,246,902
                                             =========   =========   =========   =========


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows
     (Unaudited)

                                                   Six Months Ended
                                                   June 30,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)
     Cash flows from operating activities:
       Net income                                  $    6,072  $    1,953
       Adjustments to reconcile net income to
         net cash provided by (used in) operating
         activities:
           Provisions for loan and real estate
             owned losses                               2,105       3,786
           Stock dividends on FHLB Seattle stock       (1,213)     (1,162)
           Net gain on sales of loans, securities
             and mortgage servicing rights             (1,124)     (1,481)
           Net gain on sales of real estate owned        (154)        (46)
           Depreciation and amortization                3,689       2,825
           Deferred income tax provision                    0         (92)
           Compensation expense associated with
             stock grants                                   0          33
           Change in:
             Accrued interest receivable                 (874)        208
             Prepaid expenses and other assets         (4,092)      2,351
             Cashiers checks issued and payable        (2,109)      3,335
             Accrued interest payable                     499      (2,315)
             Accrued expenses and other
               liabilities                             (5,808)      3,528
             Proceeds from sales of loans              48,741      65,476
             Loans originated for sale                (48,412)    (67,429)
                                                   ----------  ----------
                 Net cash provided by (used in)
                   operating activities                (2,680)     10,970
                                                   ----------  ----------
     Cash flows from investing activities:
       Change in restricted cash                        8,233     (14,752)
       Loans disbursed                               (717,580)   (561,253)
       Loan principal received                        484,056     488,899
       Purchase of investments                        (29,823)   (307,130)
       Proceeds from maturities of investments         48,461     280,162
       Proceeds from sales of available-for-sale
         investments                                      542           0
       Purchase of MBS                                (60,128)   (190,217)
       Principal payments on MBS                       51,628      47,568
       Proceeds from sales of MBS                      29,104     246,892
       Purchase of office properties and equipment     (1,402)     (1,607)

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)

                                                   Six Months Ended
                                                   June 30,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)
     Cash flows from investing activities,
       continued:
         Improvements and other changes to real
           estate owned                            $     (213) $     (108)
         Proceeds from sales and liquidation of
           real estate owned                            1,249       3,840
         Proceeds from sales of mortgage
           servicing rights                                 0       1,123
         Net cash received from branch
           acquisition                                      0     327,183
                                                   ----------  ----------
                 Net cash provided by (used in)
                   investing activities              (185,873)    320,600
                                                   ----------  ----------
     Cash flows from financing activities:
       Net change in checking, passbook and
         money market deposits                        (12,521)     19,059
       Proceeds from issuance of certificates
         of deposit                                   435,998     453,729
       Payments for maturing certificates of
         deposit                                     (386,650)   (532,468)
       Interest credited to deposits                   29,192      26,199
       Advances from FHLB Seattle                     135,877      30,000
       Repayment of FHLB Seattle advances             (65,058)   (219,042)
       Net change in securities sold subject to
         repurchase agreements and funds purchased     51,299    (126,690)
       Proceeds from other borrowings                  35,000      40,000
       Repayment of other borrowings                  (22,240)    (15,000)
       Proceeds from exercise of stock options,
         net of repurchases                               144         417
       Other                                              237         469
                                                   ----------  ----------
                 Net cash provided by (used in)
                   financing activities               201,278    (323,327)
                                                   ----------  ----------
     Net change in cash and cash equivalents           12,725       8,243

     Cash and cash equivalents, beginning of
       period                                          88,331      52,439
                                                   ----------  ----------
     Cash and cash equivalents, end of period      $  101,056  $   60,682
                                                   ==========  ==========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)

                                                   Six Months Ended
                                                   June 30,
                                                   ----------------------
                                                   1999        1998
                                                   ----------  ----------
                                                   (Dollars in thousands)
     Supplemental disclosures:
       Cash paid during the period for:
         Interest                                  $   47,962  $   48,284
         Income taxes                                   3,497       1,266

     Noncash financing and investing activities:
       Loans converted into real estate owned             975       1,411

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Comprehensive Income


                                                   Three Months Ended    Six Months Ended
                                                   June 30,              June 30,
                                                   -------------------   -------------------
                                                   1999       1998       1999       1998
                                                   --------   --------   --------   --------
      Net income (loss)                            $  3,234   $   (873)  $  6,072   $  1,953
                                                   --------   --------   --------   --------
      Other comprehensive income (loss):
        Change in unrealized gains or losses on
          investments and MBS available for sale     (9,427)     1,091    (12,704)     1,139
        Less deferred income tax provision
          (benefit)                                  (3,299)       382     (4,446)       399
                                                   --------   --------   --------   --------
        Net other comprehensive income (loss)        (6,128)       709     (8,258)       740
                                                   --------   --------   --------   --------
      Comprehensive income (loss)                  $ (2,894)  $   (164)  $ (2,186)  $  2,693
                                                   ========   ========   ========   ========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements

     1. GENERAL:

        Notes to the December 31, 1998, consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 1998 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three and six months ended June 30, 1999 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1998 consolidated balance sheet was derived from the audited balance sheet as of that date.

     2. INTERIM FINANCIAL STATEMENTS:

        The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported. The unaudited interim consolidated financial statements for the three and six months ended June 30, 1998 have been restated to reflect the November 1998 acquisition of Big Sky Bancorp, Inc. ("Big Sky"), which was accounted for as a pooling of interests.

     3. OTHER BORROWINGS:

        The following table details Sterling's other borrowings.

                                                  June 30,    December 31,
                                                  1999        1998
                                                  ----------  ------------
                                                   (Dollars in thousands)

           Advances on non-revolving line of
             credit(1)                            $   40,000  $    40,000
           Advances on revolving line of
             credit(2)                                     0            0
           8.75% Subordinated Notes Due 2000(3)            0       17,240
           Sterling obligated mandatorily
             redeemable preferred securities
             of subsidiary trust holding solely
             junior subordinated deferrable
             interest debentures of Sterling(4)       40,000       40,000
           Floating Rate Notes Due 2006(5)            30,000            0
                                                  ----------  -----------
                                                  $  110,000  $    97,240
                                                  ==========  ===========

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     3.  OTHER BORROWINGS, CONTINUED:

         (1) In June 1998, Sterling entered into a one-year variable rate non-revolving line-of-credit agreement with KeyBank National Association ("KeyBank"). In May 1999, KeyBank agreed to extend this borrowing to May 31, 2001 and to increase the balance to $50.0 million. Interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") Index plus 2.00% (6.99% at June 30,
             1999) and is payable monthly. The line of credit may be renewed for an additional twelve months subject to certain conditions.

         (2) Sterling has available $5.0 million on a revolving line of credit from KeyBank which matures on June 1, 2000. The interest rate is adjustable monthly at KeyBank's prime interest rate (8.00% at June 30, 1999).

         (3) On June 30, 1999, Sterling redeemed the outstanding balance of its 8.75% Subordinated Notes Due 2000, including accrued interest thereon in the aggregate amount of $17.4 million. Sterling incurred a charge of approximately $97,000 upon early extinguishment of these notes.

         (4) Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling becomes regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling on June 30, 2002 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     3.  OTHER BORROWINGS, CONTINUED:

         (5) In May 1999, Sterling issued $30.0 million of Floating Rate Notes Due 2006. Interest accrues at the three-month LIBOR plus 2.50% (7.54% until September 15, 1999) and is adjustable and payable quarterly commencing September 15, 1999. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

     4.  INCOME (LOSS) PER SHARE:

         The following table presents the basic and diluted income (loss) per share computations.

                                                  Three Months Ended June 30,
                                                  ---------------------------------------------------------------------------
                                                  1999                                   1998
                                                  ------------------------------------   ------------------------------------
                                                               Weighted      Per Share                Weighted      Per Share
                                                  Net Income   Avg. Shares   Amount      Net Income   Avg. Shares   Amount
                                                  ----------   -----------   ---------   ----------   -----------   ---------
             Basic computations                   $3,234,000     8,088,299   $    0.40   $ (873,000)    8,029,425   $   (0.11)
             Effect of dilutive securities:
             Common stock options                          0        62,164                        0       232,265
                                                  ----------   -----------               ----------   -----------
             Diluted computations                 $3,234,000     8,150,463   $    0.40   $ (873,000)    8,261,690   $   (0.11)
                                                  ==========   ===========               ==========   ===========
             Antidilutive options not included
               in diluted income per share(1)                      194,000                                232,265

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     4.  INCOME (LOSS) PER SHARE, CONTINUED:

                                                  Six Months Ended June 30,
                                                  ---------------------------------------------------------------------------
                                                  1999                                   1998
                                                  ------------------------------------   ------------------------------------
                                                               Weighted      Per Share                Weighted      Per Share
                                                  Net Income   Avg. Shares   Amount      Net Income   Avg. Shares   Amount
                                                  ----------   -----------   ---------   ----------   -----------   ---------
             Basic computations                   $6,072,000     8,076,096   $    0.75   $1,953,000     8,016,850   $    0.24
             Effect of dilutive securities:
             Common stock options                          0        95,035                        0       230,052
                                                  ----------   -----------               ----------   -----------
             Diluted computations                 $6,072,000     8,171,131   $    0.74   $1,953,000     8,246,902   $    0.24
                                                  ==========   ===========               ==========   ===========
             Antidilutive options not included
               in diluted income per share                         180,000                                 68,000

         (1) Common stock options were antidilutive for the three months ended June 30, 1998. Therefore, basic income (loss) per share is presented.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     5.  OPERATING EXPENSES:

         The following table details Sterling's components of total operating expenses:


                                                    Three Months Ended  Six Months Ended
                                                    June 30,            June 30,
                                                    ------------------  -----------------
                                                    1999      1998      1999      1998
                                                    -------   --------  -------   -------
                                                           (Dollars in thousands)
             Employee compensation and benefits     $ 7,119   $ 4,810   $14,060   $ 9,546
             Occupancy and equipment                  2,540     1,600     4,902     3,182
             Depreciation                             1,004       769     2,009     1,531
             Amortization of intangibles              1,448       537     2,896     1,074
             Advertising                                697       560     1,316       839
             Data processing                          1,343       697     2,621     1,444
             Insurance                                  198       252       473       500
             Legal and accounting                       429       459       819       855
             Travel and entertainment                   424       290       804       585
             Acquisition and conversion costs(1)          0     3,210         0     3,210
             Other                                      512       968     1,676     1,551
                                                    -------   -------   -------   -------
             Total operating expenses               $15,714   $14,152   $31,576   $24,317
                                                    =======   =======   =======   =======

         (1) Includes costs associated with mailing customer notices; issuing new checks and ATM cards; training new employees, including related travel; equipping branches; implementing a targeted marketing campaign; and converting computer systems.

     6.  OTHER ACCOUNTING POLICIES:

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. Sterling has not yet determined the effect, if any, of implementing SFAS No. 133 on its consolidated financial statements.

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

         The following table summarizes information related to Sterling's mortgage banking operations:

                                                   Three Months Ended  Six Months Ended
                                                   June 30,            June 30,
                                                   ------------------  -----------------
                                                   1999      1998      1999      1998
                                                   -------   --------  -------   -------
                                                          (Dollars in thousands)
             Revenues:
               Gains on sales of originated
                 residential loans                 $   213   $   421   $   531   $   803
               Other fees and income                 1,288     1,163     2,527     2,200
                                                   -------   -------   -------   -------
             Total revenues                          1,501     1,584     3,058     3,003
             Identifiable expenses                     799       613     1,608     1,348
                                                   -------   -------   -------   -------
             Income before adjustments,
               eliminations and income taxes           702       971     1,450     1,655
             Adjustments and eliminations                0         0         0         0
                                                   -------   -------   -------   -------
             Income before income taxes            $   702   $   971   $ 1,450   $ 1,655
                                                   =======   =======   =======   =======
      Identifiable assets                          $10,158   $ 6,732   $10,158   $ 6,732
                                                   =======   =======   =======   =======
             Depreciation and amortization
               expense                             $    32    $   37   $    65    $   71
                                                   =======   =======   =======   =======
             Capital expenditures for office
               properties and equipment            $    14   $   219   $    42   $   223
                                                   =======   =======   =======   =======

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     7.  MORTGAGE BANKING OPERATIONS, CONTINUED:

         The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements:

                                                                  Mortgage
                                                     Banking      Banking
                                                     Operations   Operations   Total
                                                     ----------   ----------   ----------
                                                           (Dollars in thousands)
             As of and for the three months ended
               June 30, 1999:
                 Other income                        $    2,824   $      239   $    3,063
                 Income before income taxes               4,432          702        5,134
                 Total assets                         2,496,204       10,158    2,506,362

             As of and for the three months ended
               June 30, 1998:
                 Other income                        $    1,637   $      410   $    2,047
                 Income (loss) before income taxes       (2,403)         971       (1,432)
                 Total assets                         2,134,050        6,732    2,140,782

             As of and for the six months ended
               June 30, 1999:
                 Other income                        $    5,990   $      592   $    6,582
                 Income before income taxes               8,184        1,450        9,634
                 Total assets                         2,496,204       10,158    2,506,362

             As of and for the six months ended
               June 30, 1998:
                 Other income                        $    3,936   $    1,078   $    5,014
                 Income before income taxes               1,319        1,655        2,974
                 Total assets                         2,134,050        6,732    2,140,782


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     STERLING FINANCIAL CORPORATION
     Comparison of the Three and Six Months Ended June 30, 1999 and 1998
     -------------------------------------------------------------------
     ANY TREND OR FORWARD-LOOKING INFORMATION DISCUSSED IN THIS REPORT IS SUBJECT TO NUMEROUS POSSIBLE RISKS AND UNCERTAINTIES. THESE INCLUDE BUT ARE NOT LIMITED TO: THE POSSIBILITY OF ADVERSE ECONOMIC DEVELOPMENTS WHICH MAY, AMONG OTHER THINGS, INCREASE DEFAULT AND DELINQUENCY RISKS IN STERLING'S LOAN PORTFOLIOS; SHIFTS IN INTEREST RATES WHICH MAY RESULT IN LOWER INTEREST RATE MARGINS; SHIFTS IN THE DEMAND FOR STERLING'S LOAN AND OTHER PRODUCTS; LOWER THAN EXPECTED REVENUE OR COST SAVINGS IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES; CHANGES IN THE MONETARY AND FISCAL POLICIES OF THE FEDERAL GOVERNMENT; CHANGES IN LAWS, REGULATIONS AND THE COMPETITIVE ENVIRONMENT. STERLING'S FUTURE RESULTS MAY DIFFER MATERIALLY FROM HISTORICAL RESULTS AS WELL AS FROM ANY TREND OR FORWARD-LOOKING INFORMATION INCLUDED IN THIS REPORT.

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

     Sterling endeavors to provide personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with $2.51 billion in total assets at June 30, 1999, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as ten Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

     Sterling is focusing its efforts on becoming more like a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling's revenues are derived primarily from interest earned on loans, investments and mortgage-backed securities ("MBS"), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

     To further enhance its presence in the Pacific Northwest market, Sterling has been working to expand its community bank delivery system, focusing primarily on deposit gathering and lending. In June 1998, Sterling acquired 33 branch offices in Washington, Idaho and Oregon from a commercial bank. Sterling completed the acquisition of Big Sky Bancorp, Inc. ("Big Sky") and its subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"), in November 1998. The merger with Big Sky was accounted for as a pooling of interests; and accordingly, all historical amounts have been restated to include the results of Big Sky.

     During the quarter, Sterling began processing checks for its customers in-house rather than out-sourcing this function. This change will increase staffing and occupancy expenses. Management believes that this change will improve its float management, thereby increasing net interest income and other income and enhancing service to deposit customers in future periods, although there can be no assurance in this regard.

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

     RESULTS OF OPERATIONS
     ---------------------
     OVERVIEW. Sterling recorded net income of $3.2 million, or $0.40 per diluted share, for the three months ended June 30, 1999. This compares with a net loss of $873,000, or a negative $0.11 per diluted share, for the three months ended June 30, 1998. Core earnings, which are defined as earnings before acquisition costs, conversion costs and other charges, for the three months ended June 30, 1998 were $2.8 million or $0.34 per diluted share. Sterling recorded net income of $6.1 million, or $0.74 per diluted share, for the six months ended June 30, 1999. This compares with net income of $2.0 million, or $0.24 per diluted share, for the six months ended June 30, 1998. Core earnings for the six months ended June 30, 1998 were $5.6 million, or $0.68 per diluted share. The increases in net income were primarily due to increases in net interest and other income, coupled with the non-recurrence of branch conversion costs.

     The annualized return on average assets was 0.54% and a negative 0.17% for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the annualized return on average assets was 0.51% and 0.20%, respectively. The increases in the ratios were primarily due to increases in net income.

     The annualized return on average equity was 10.69% and a negative 3.06% for the three months ended June 30, 1999 and 1998, respectively. The annualized return on average equity was 10.13% and 3.48% for the six months ended June 30, 1999 and 1998, respectively. The increases in the ratios were primarily due to increases in net income.

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income (ANII@), which is the difference between interest income, primarily from loan, mortgage-backed securities ("MBS") and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended June 30, 1999 and 1998, NII was $18.8 million and $13.6 million, respectively, an increase of 38.3%. During the six months ended June 30, 1999 and 1998, NII was $36.5 million and $26.0 million, respectively, an increase of 40.5%.

     Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increases in NII during the three and six months ended June 30, 1999 were primarily due to increases in the volume of loans and lower funding costs.

     During the three months ended June 30, 1999 and 1998, the volume of average interest-earnings assets was $2.22 billion and $1.89 billion, respectively. Net interest spread during these periods was 3.25% and 2.70%, respectively. The net interest margin for the three months ended June 30, 1999 and 1998 was 3.39% and 2.88%, respectively. Net interest margin increased primarily due to the wider spreads and an improved mix of interest-earning assets relative to interest-bearing liabilities. During the six months ended June 30, 1999 and 1998, the volume of average interest-earning assets was $2.19 billion and $1.84 billion, respectively. Net interest spread during these periods was 3.23% and 2.64%, respectively. The net interest margin for the six months ended June 30, 1999 and 1998 was 3.37% and 2.85%, respectively. The reasons for the increases in net interest spread and net interest margin were similar to those for the quarterly periods.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provision for loan losses of $1.0 million and $2.9 million for the three months ended June 30, 1999 and 1998, respectively. Sterling recorded provisions of $1.9 million and $3.7 million for the six months ended June 30, 1999 and 1998, respectively. Management anticipates that its provisions for loan losses will continue to increase in the future as Sterling originates more construction, business banking and consumer loans. At June 30, 1999, Sterling's total classified assets were $21.8 million, compared with $17.7 million at December 31, 1998. At June 30, 1999, Sterling's loan delinquency rate as a percentage of total loans was 0.55%, compared with 0.51% at June 30, 1998. Total nonperforming loans were $7.3 million at June 30, 1999, compared with $4.3 million at June 30, 1998.

     Management believes the loan loss provisions for the three and six months ended June 30, 1999 represent appropriate allowances based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                   Three Months Ended  Six Months Ended
                                                   June 30,            June 30,
                                                   ------------------  -----------------
                                                   1999      1998      1999      1998
                                                   -------   --------  -------   -------
                                                          (Dollars in thousands)
      Fees and service charges                     $ 2,605   $ 1,680   $ 5,073   $ 3,088
      Mortgage banking operations                      239       410       592     1,078
      Loan servicing fees                              217       180       414       428
      Net gain (loss) on sales of securities             0      (133)      593       578
      Real estate owned operations                       2       (90)      (90)     (158)
                                                   -------   -------   -------   -------
      Total other income                           $ 3,063   $ 2,047   $ 6,582   $ 5,014
                                                   =======   =======   =======   =======

     Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increases in such fees and service charges for the three and six months ended June 30, 1999, compared with the three and six months ended June 30, 1998, were primarily due to the growth in transaction accounts from the acquisition of branches.

     The following table summarizes loan originations and sales of loans for the periods indicated.

                                                   Three Months Ended  Six Months Ended
                                                   June 30,            June 30,
                                                   ------------------  -----------------
                                                   1999      1998      1999      1998
                                                   -------   --------  -------   -------
                                                           (Dollars in millions)
      Originations of one- to four-family
        permanent mortgage loans                   $  41.2   $  52.9   $ 105.8   $ 100.5
      Sales of residential loans                      18.7      38.4      48.4      64.7
      Principal balances of mortgage loans
        serviced for others                          210.6     270.0     210.6     270.0


     The decreases in income from mortgage banking operations for the three and six months ended June 30, 1999 were primarily due to a lower volume of loan sales. Sterling anticipates increasing income from its mortgage servicing portfolio over the next twelve months by generating a greater volume of loan sales with the retention of servicing.

     During the three months ended June 30, 1999, Sterling did not sell any investments and MBS. Sterling sold approximately $72.9 million of investments and MBS in the prior year's comparable period, resulting in net losses of $133,000. In an effort to reposition the portfolio, during the six months ended June 30, 1999, Sterling sold approximately $29.1 million of investments and MBS, resulting in net gains of $593,000. During the six months ended June 30, 1998, Sterling sold approximately $246.3 million of investments and MBS, resulting in net gains of $578,000.

     OPERATING EXPENSES. Operating expenses were $15.7 million and $14.2 million for the three months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and 1998, operating expenses were $31.6 million and $24.3 million, respectively. The three and six months ended June 30, 1998 included acquisition and conversion costs and other charges of $3.2 million. Exclusive of these charges, the increases during the three-month and six-month periods were primarily due to increased staffing levels, occupancy costs, intangible amortization and data processing costs.

     Employee compensation and benefits were $7.1 million and $4.8 million for the three months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and 1998, employee compensation and benefits were $14.1 million and $9.5 million, respectively. The increases during the current year reflect increased community bank lending staff, the addition of staff from the acquisition of branches and the addition of staff for Sterling's new check-processing centers. At June 30, 1999, full-time-equivalent employees were 799, compared with 687 at June 30, 1998.

     Amortization of intangibles was $1.4 million and $537,000 for the three months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and 1998, amortization was $2.9 million and $1.1 million, respectively. The increases were due to the amortization of the intangible asset resulting from the acquisition of branches.

     Data processing expense was $1.3 million and $697,000 for the three months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and 1998, data processing expense was $2.6 million and $1.4 million, respectively. These increases were primarily due to the costs incurred to process the substantial increase in deposit and loan transactions since the acquisition of branches.

     Occupancy and equipment expenses were $2.5 million and $1.6 million for the three months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and 1998, occupancy and equipment expenses were $4.9 million and $3.2 million, respectively. These increases were primarily due to the addition of branches and check-processing centers and increases in property taxes and utility costs related to these facilities.

     INCOME TAX PROVISION. Sterling recorded a federal and state income tax provision of $1.9 million for the three months ended June 30, 1999 and a federal and state income tax benefit of $559,000 for the three months ended June 30, 1998. Tax provisions were $3.6 million and $1.0 million for the six months ended June 30, 1999 and 1998, respectively. The effective tax rates during these periods approximated the applicable statutory federal and state income tax rates.

     FINANCIAL POSITION
     ------------------
     ASSETS. At June 30, 1999, Sterling's assets were $2.51 billion, up 8.3% from $2.31 billion at December 31, 1998. The increase was primarily due to growth in net loans receivable.

     INVESTMENTS AND MBS. Sterling's investment and MBS portfolio at June 30, 1999 was $535.3 million, down $51.1 million from the December 31, 1998 balance of $586.4 million. The decrease was primarily due to net sales of MBS during the period.

     LOANS RECEIVABLE. At June 30, 1999, net loans receivable were $1.71 billion, up $241.9 million (or 16.5%) from $1.47 billion at December 31, 1998. The increase was primarily due to strong loan origination activity. During the three months ended June 30, 1999, total loan originations were $314.3 million compared with $262.6 million for the prior year's comparable quarter. During the six months ended June 30, 1999 and 1998, total loan originations were $655.0 million and $470.3 million, respectively. The most significant increases in loan originations during both periods were in commercial real estate and business banking. See the loan origination table below.

     The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Total loan balances do not include unearned discounts, deferred loan origination costs and fees or allowances for loan losses.

                                                  June 30, 1999        December 31, 1998
                                                  ------------------   ------------------
                                                  Amount       %       Amount       %
                                                  ----------   -----   ----------   -----
                                                           (Dollars in thousands)
      Residential                                 $  380,384    22.0   $  342,757    23.1
      Multifamily                                    136,461     7.9      124,656     8.4
      Commercial real estate                         294,579    17.0      177,912    12.0
      Construction                                   266,455    15.4      233,567    15.7
      Consumer - direct                              225,859    13.1      224,651    15.1
      Consumer - indirect                             82,158     4.8       64,764     4.4
      Business banking                               341,558    19.8      315,614    21.3
                                                  ----------   -----   ----------   -----
      Total loans receivable                      $1,727,454   100.0   $1,483,921   100.0
                                                  ==========   =====   ==========   =====

     The following table sets forth Sterling's loan originations for the periods indicated.

                                      Three Months Ended             Six Months Ended
                                      -------------------            -------------------
                                      June 30,              %        June 30,              %
                                      1999       1998       Change   1999       1998       Change
                                      --------   --------   ------   --------   --------   ------
                                                           (Dollars in thousands)
      Residential                     $ 41,186   $ 52,931    (22.2)  $105,763   $100,510      5.2
      Multifamily                       14,109     16,677    (15.4)    43,689     29,922     46.0
      Commercial real estate            20,948      4,100    410.9     85,075     14,685    479.3
      Construction                      86,381     99,705    (13.4)   164,070    160,982      1.9
      Consumer - direct                 23,445     23,043      1.7     53,234     38,697     37.6
      Consumer - indirect               12,880     15,294    (15.8)    26,882     27,521     (2.3)
      Business banking                 115,333     50,868    126.7    176,286     98,012     79.9
                                      --------   --------   ------   --------   --------   ------
      Total loans originated          $314,282   $262,618     19.7   $654,999   $470,329     39.3
                                      ========   ========   ======   ========   ========   ======

     Management believes its increase in loan originations is primarily due to the increase in lending staff in its income property and business banking departments over the last twelve months.

     DEPOSITS. Total deposits increased $66.0 million to $1.61 billion at June 30, 1999 from $1.55 billion at December 31, 1998. For the quarter ended June 30, 1999, the average cost of total deposits was 3.76%, compared with 4.58% for the quarter ended June 30, 1998. The decrease in the average cost of deposits was primarily due to the increase in transaction accounts and the implementation of bank-like pricing of certificates of deposit.

     The following table sets forth the composition of Sterling's deposits at the dates indicated.

                                                  June 30, 1999        December 31, 1998
                                                  ------------------   ------------------
                                                  Amount       %       Amount       %
                                                  ----------   -----   ----------   -----
                                                           (Dollars in thousands)
      Certificates of deposit                     $  885,057    54.9   $  814,957    52.8
      Checking                                       292,567    18.2      297,290    19.2
      Savings and money market                       433,820    26.9      433,178    28.0
                                                  ----------   -----   ----------   -----
      Total deposits                              $1,611,444   100.0   $1,545,425   100.0
                                                  ==========   =====   ==========   =====

     BORROWINGS. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle ("FHLB Seattle") and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. At June 30, 1999, total borrowings were $746.8 million, compared with $611.9 million at December 31, 1998, an increase of $134.9 million. See "Liquidity and Sources of Funds."

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

                        At June 30, 1999                     At December 31, 1998
                        ----------------------------------   ----------------------------------
      Change in                    Ratio of NPV                         Ratio of NPV
      Interest Rate                to the Present   %                   to the Present   %
      in Basis Points              Value of         Change              Value of         Change
      (Rate Shock)      NPV        Total Assets     in NPV   NPV        Total Assets     in NPV
      ---------------   --------   --------------   ------   --------   --------------   ------
                                                    (Dollars in thousands)
      +300              $  1,922        0.08%        (98.0)  $ 11,384        0.53%        (86.5)
      +200                37,977        1.59         (61.3)    37,950        1.72         (55.1)
      +100                65,219        2.68         (33.5)    59,814        2.66         (29.3)
      Static              98,099        3.95          N/A      84,568        3.70           N/A
      -100               102,934        4.11           4.9     71,197        3.10         (15.8)
      -200                88,194        3.51         (10.1)    50,677        2.20         (40.1)
      -300                75,483        2.99         (23.1)    40,966        1.77         (51.6)


     At June 30, 1999, Sterling calculated that its NPV was $98.1 million and that its NPV would decrease by 61.3% and 98.0% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $84.6 million at December 31, 1998, which would decline by 55.1% and 86.5% if interest rates generally were to increase by 2% and 3%, respectively.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure IRR. Gap analysis focuses on the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be a negative 17.6% and negative 12.1% at June 30, 1999 and 1998, respectively. Sterling calculated its three-year gap positions to be negative 20.7% and negative 7.9% at June 30, 1999 and 1998, respectively. The increase in the negative three-year gap position is largely due to increases in fixed-rate loan originations funded by shorter-term deposits and borrowings. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At June 30, 1999, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

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

     LIQUIDITY AND SOURCES OF FUNDS
     ------------------------------
     As a financial institution, Sterling's primary sources of funds are operating, investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. The level of advances from the FHLB Seattle and other borrowings fluctuate with the level of assets. Deposits increased to $1.61 billion at June 30, 1999 from $1.55 billion at December 31, 1998. Advances from the FHLB Seattle increased to $390.5 million at June 30, 1999 from $319.5 million at December 31, 1998. At June 30, 1999 and December 31, 1998, securities sold subject to repurchase agreements were $246.4 million and $195.1 million, respectively. The increases in these borrowings were primarily used to supplement loan growth during the last six months. These borrowings are collateralized by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

     In connection with its Year 2000 compliance plan, Sterling is focusing on identifying potential demand for funds from its loan and deposit customers. See "Year 2000 Issues."

     During the six months ended June 30, 1999, cash provided by investing activities consisted of principal and interest payments on loans and MBS, maturities of investments and sales of MBS. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the six months ended June 30, 1999, net cash was used in investing activities primarily to purchase $90.0 million in investments and MBS and to fund loans.

     Sterling Savings Bank's credit line with the FHLB Seattle provides for borrowings of up to 30% of its total assets. At June 30, 1999, this credit line represented a total borrowing capacity of $757.0 million, of which $366.6 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At June 30, 1999, Sterling Savings Bank had $193.6 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $213.7 million. Sterling Savings Bank also had a secured line-of-credit agreement from a commercial bank of approximately $10.0 million as of June 30, 1999 but had no funds drawn on this line of credit.

     In May 1999, Sterling issued $30.0 million of Floating Rate Notes Due 2006. Interest accrues at the three-month LIBOR plus 2.50% (7.54% until September 15, 1999) and is adjustable and payable quarterly commencing September 15, 1999. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002. Sterling used the net proceeds from the sale of the notes (i) to prepay Sterling's 8.75% Subordinated Notes Due 2000 plus accrued and unpaid interest thereon, for a total of $17.4 million, (ii) to contribute $5.0 million to Sterling Savings Bank to further improve Sterling Savings Bank's regulatory capital ratios, (iii) to repay an existing line of credit of $5.0 million, and (iv) for general corporate purposes.

     Excluding its subsidiaries, Sterling had cash and other resources of approximately $3.5 million at June 30, 1999. At June 30, 1999, Sterling had drawn $40.0 million of a $50.0 million commercial bank non-revolving line of credit which matures on May 31, 2001. Additionally, Sterling has a $5.0 million revolving line of credit on which no funds have been drawn. Advances under this line of credit accrue interest at KeyBank's prime interest rate (8.00% at June 30, 1999), and this line of credit matures on June 1, 2000. These lines of credit are secured by all of the stock of Sterling Savings Bank.
     At June 30, 1999, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank, compared with $88.6 million at December 31, 1998. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $4.6 million during the six months ended June 30, 1999. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its 8.75% Subordinated Notes Due 2000 (the "Subordinated Notes") and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS. See Note 3 of "Notes to Consolidated Financial Statements."

     OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At June 30, 1999 and December 31, 1998, Sterling Savings Bank's liquidity ratios were 9.7% and 11.5%, respectively. The lower level of liquidity at June 30, 1999 was primarily due to a decrease in the balance of eligible securities. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals.
     Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     CAPITAL RESOURCES
     -----------------
     Sterling's total shareholders' equity was $117.0 million at June 30, 1999 compared with $119.0 million at December 31, 1998. The decrease in total shareholders' equity was primarily due to a decrease in the market value of available-for-sale investments and MBS, partially offset by an increase in retained earnings for the six-month period. Shareholders' equity at June 30, 1999 was 4.7% of total assets, as compared with 5.1% at December 31, 1998.

     At June 30, 1999, Sterling had an unrealized loss of $7.5 million, net of related income taxes, on investments and MBS classified as available for sale. At December 31, 1998, Sterling had an unrealized gain of $788,000 on investments and MBS. Fluctuations in prevailing interest rates could continue to cause volatility in this component of shareholders' equity in future periods.

     On June 30, 1999, Sterling redeemed the outstanding balance of its 8.75% Subordinated Notes Due 2000, including accrued interest thereon in the aggregate amount of $17.4 million.

     Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. The notes mature on June 15, 2006 and may be redeemed subject to certain conditions after June 15, 2002. These notes are general unsecured obligations of Sterling and are subordinate to certain other existing and future indebtedness. The indenture governing the notes limits the ability of Sterling under certain circumstances to incur additional indebtedness, to pay cash dividends or to make other capital distributions.

     Sterling has outstanding $40.0 million of Trust Preferred Securities. The indenture governing the Trust Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or to make other capital distributions. The Trust Preferred Securities are treated as debt of Sterling. The Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling on June 30, 2002 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

     Sterling anticipates total capital expenditures of approximately $700,000 for the remainder of the year ending December 31, 1999. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various arrangements. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

     Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 1999, Sterling Savings Bank exceeded all applicable regulatory capital requirements.

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

     One of the continuing challenges for Sterling, especially as it transforms Sterling Savings Bank from a traditional thrift association to a community bank, is to ensure compliance with the many laws and regulations applicable to banking. These laws and regulations include the federal Home Mortgage Disclosure Act, Expedited Funds Availability Act, Flood Disaster Protection Act, Electronic Fund Transfers Act, Real Settlement and Procedures Act, Bank Secrecy Act and many others. During the quarter ended June 30, 1999, Sterling entered into an agreement with the OTS pursuant to which Sterling has developed a comprehensive compliance program. As part of the compliance program, Management and the Board of Directors will jointly work to ensure that Sterling's policies and procedures regarding compliance with pertinent laws are appropriate, compliance staffing is increased and compliance staff members are adequately trained. Management is committed to meeting and exceeding the requirements of the compliance program.

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

     To address this concern, Sterling has created a Year 2000 Action Plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. At June 30, 1999, Sterling had completed the awareness, assessment and testing phases of its Year 2000 Action Plan. The awareness phase included gaining understanding and support, committing resources to the plan, establishing a project team consisting of senior managers and department heads and developing a strategy to address all internal and external systems.

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

     Sterling has completed an evaluation of its deposit base and identified potential problems due to concentrations. Management will assess whether those concentrations are at risk due to Year 2000 problems. All financial institutions are considering the possibility of some level of reduction in deposits during the fourth quarter of 1999. Sterling has determined that alternative sources of funds should be available so that adequate funding will not be a problem.

     In conjunction with its review of Year 2000 issues, Sterling has endeavored to assess the impact of the Year 2000 event on significant borrowers and their ability to repay loans. Sterling is currently evaluating and monitoring its allowances for loan losses with its review of Year 2000 concerns in relation to its borrowers.

     Sterling's Year 2000 testing, renovation and/or replacement of hardware, proprietary programs, security systems, facility systems and non-BISYS software was completed by June 30, 1999. Testing of BISYS-supported software and systems was completed in June 1999.

     It is currently estimated that the aggregate cost of Sterling's Year 2000 Action Plan will be approximately $870,000, of which approximately $585,000 has been spent. These costs are being expensed as they are incurred and are being funded through operating cash flow. The aggregate Year 2000 cost estimates include costs associated with the implementation of contingency plans, which are in the process of being finalized. In addition, Sterling expects the costs associated with the replacement of computer hardware or equipment to be approximately $400,000.

     Sterling is currently finalizing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal operations. Year 2000 contingency plans are designated to supplement Sterling's existing disaster recovery plan. Depending on the systems affected, these plans could include short- to medium-term use of backup equipment and software, increased work hours for Sterling personnel, implementation of manual workarounds for information systems or department functions or similar approaches. Testing of the Year 2000 Contingency Plan is scheduled to be completed by September 30, 1999.

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

     None.

     Item 3 - Defaults Upon Senior Securities

     None.

     Item 4 - Submission of Matters to a Vote of Security Holders

     Sterling's Annual Meeting of Shareholders ("the Meeting") was held on April 27, 1999. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

     (1) Elect two Directors to serve for terms of three years expiring at the Meeting in the year 2002. The Directors received the following votes:

          Term expiring in the year 2002 at the Meeting:

          Harold B. Gilkey  For:  7,152,879               Withheld:  85,402
                            Approximate Broker Non-votes: 0

          Robert E. Meyers  For:  7,146,989               Withheld:  91,292
                            Approximate Broker Non-votes: 0

     (2) Ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the year ending 1999 and any interim periods. The proposal received the following votes:

          For:  7,166,006          Against:  40,075
          Abstain:  32,200         Approximate Broker Non-votes:   0

          There was no solicitation in opposition to management's proposals or nominees.

     Item 5 - Other Information

     None.

     Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit No.  Exhibit
     ----------------  ----------------------------------------------------
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

          27.1         Financial Data Schedule.  Filed herewith.

     (b) Reports on Form 8-K. A report on Form 8-K (Item 5) was filed on April 22, 1999. A report on Form 8-K (Items 5 and 7) was filed on June 2, 1999.

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STERLING FINANCIAL CORPORATION
                                   (Registrant)


     August 11, 1999               By:  /s/ Daniel G. Byrne
     ---------------                    ----------------------------------
     Date                               Daniel G. Byrne
                                        Senior Vice President - Finance;
                                        Treasurer and Assistant Secretary;
                                        Principal Financial Officer and
                                        Chief Accounting Officer