Form 10-Q
period 1999-09-30
STERLING FINANCIAL CORP /WA/
filed 1999-11-12
CIK 891106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999
          ------------------

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
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.  Yes   X    No
                   -----     -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                Class                   Outstanding as of October 29, 1999
     ------------------------------    ------------------------------------
     Common Stock ($1.00 par value)                  8,089,844

     STERLING FINANCIAL CORPORATION

     FORM 10-Q
     For the Quarter Ended September 30, 1999

     TABLE OF CONTENTS

     PART I  - Financial Information

               Item 1 - Financial Statements
                        Consolidated Balance Sheets
                        Consolidated Statements of Income
                        Consolidated Statements of Cash Flows
                        Consolidated Statements of Comprehensive
                          Income (Loss)
                        Notes to Consolidated Financial Statements

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

     Signature

     PART I -- Financial Information
     Item 1 - Financial Statements

     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets
     (Unaudited)

                                                 September 30,  December 31,
                                                 1999           1998
                                                 -------------  ------------
                                                 (Dollars in thousands)
     ASSETS:
       Cash and cash equivalents:
         Interest bearing                        $    2,947     $   26,977
         Non-interest bearing and vault              64,911         61,354
         Restricted                                     931          8,775
       Loans receivable, net                      1,769,534      1,468,534
       Loans held for sale                            3,737         15,881
       Investments and mortgage-backed
         securities ("MBS"):
           Available for sale                       503,628        566,372
           Held to maturity                          13,922         20,033
       Accrued interest receivable (including
         $3,548 and $4,954 on investments
         and MBS)                                    15,312         14,938
       Real estate owned, net                         5,922          6,232
       Office properties and equipment, net          53,376         51,771
       Intangible assets, net                        56,886         61,180
       Prepaid expenses and other assets, net        22,687         12,540
                                                 ----------     ----------
             Total assets                        $2,513,793     $2,314,587
                                                 ==========     ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
       Deposits                                  $1,615,312     $1,545,425
       Advances from Federal Home Loan Bank
         Seattle ("FHLB Seattle")                   430,481        319,540
       Securities sold subject to repurchase
         agreements and federal funds
         purchased                                  206,319        195,074
       Other borrowings (Note 3)                    110,000         97,240
       Cashiers checks issued and payable             9,188         17,512
     Borrowers' reserves for taxes and
         insurance                                    3,427          1,826
       Accrued interest payable                       6,238          5,639
       Accrued expenses and other liabilities        14,696         13,314
                                                 ----------     ----------
         Total liabilities                        2,395,661      2,195,570
                                                 ----------     ----------

     STERLING FINANCIAL CORPORATION
     Consolidated Balance Sheets, Continued
     (Unaudited)

                                                 September 30,  December 31,
                                                 1999           1998
                                                 -------------  ------------
                                                 (Dollars in thousands)
     LIABILITIES AND SHAREHOLDERS' EQUITY,
       CONTINUED

       Preferred stock, $1 par value;
         10,000,000 shares authorized;
         0 shares issued and outstanding                  0              0
       Common stock, $1 par value;
         20,000,000 shares authorized;
         8,089,844 and 8,056,072 shares issued
         and outstanding                              8,090          8,056
       Additional paid-in capital                    70,339         70,229
       Accumulated other comprehensive
         income (loss):
           Unrealized gains (losses) on invest-
             ments and MBS available for sale,
             net of deferred income tax provi-
             sion (benefit) of $(5,192) and
             $424                                    (9,642)           788
       Retained earnings                             49,345         39,944
                                                 ----------     ----------
               Total shareholders' equity           118,132        119,017
                                                 ----------     ----------
               Total liabilities and share-
                 holders' equity                 $2,513,793     $2,314,587
                                                 ==========     ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Income
     (Unaudited)

                                               Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                               --------------------  -------------------
                                               1999       1998       1999       1998
                                               ---------  ---------  ---------  --------
                                                          (Dollars in thousands,
                                                          except per share data)
      Interest income:
      Loans                                    $  36,903  $  30,113  $ 105,008  $  82,378
        MBS                                        5,844      5,809     17,104     20,222
        Investments and cash equivalents           2,497      4,172      8,121     11,491
                                               ---------  ---------  ---------  ---------
          Total interest income                   45,244     40,094    130,233    114,091
                                               ---------  ---------  ---------  ---------
      Interest expense:
      Deposits                                    15,352     16,437     44,958     42,171
      Short-term borrowings                        2,585      3,825      8,128     19,453
      Long-term borrowings                         7,994      3,894     21,306     10,537
                                               ---------  ---------  ---------  ---------
          Total interest expense                  25,931     24,156     74,392     72,161
                                               ---------  ---------  ---------  ---------
          Net interest income                     19,313     15,938     55,841     41,930

      Provision for losses on loans               (1,000)      (807)    (2,900)    (4,522)
                                               ---------  ---------  ---------  ---------
          Net interest income after pro-
            vision for losses on loans            18,313     15,131     52,941     37,408
                                               ---------  ---------  ---------  ---------
      Other income:
        Fees and service charges                   2,885      2,324      7,958      5,412
        Mortgage banking operations                  271        431        862      1,508
        Loan servicing fees                          194        178        608        606
        Net gains on sales of securities               0        655        593      1,233
        Real estate owned operations                 (27)       (19)      (117)      (177)
                                               ---------  ---------  ---------  ---------
          Total other income                       3,323      3,569      9,904      8,582
                                               ---------  ---------  ---------  ---------
      Operating expenses                          16,352     14,182     47,928     38,498
                                               ---------  ---------  ---------  ---------
          Income before income taxes               5,284      4,518     14,917      7,492
                                               ---------  ---------  ---------  ---------
      Income tax provision                        (1,955)    (1,672)    (5,516)    (2,693)
                                               ---------  ---------  ---------  ---------
      Net income                               $   3,329  $   2,846  $   9,401  $   4,799
                                               =========  =========  =========  =========
      Income per share - basic                 $    0.41  $    0.35  $    1.16  $    0.60
                                               =========  =========  =========  =========
      Income per share - diluted               $    0.41  $    0.35  $    1.15  $    0.58
                                               =========  =========  =========  =========
      Weighted average shares outstanding -
        basic                                  8,089,844  8,032,882  8,080,729  8,022,253
      Weighted average shares outstanding -
        diluted                                8,158,607  8,188,326  8,166,483  8,224,740


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows
     (Unaudited)

                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1999        1998
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Cash flows from operating activities:
       Net income                                   $   9,401   $   4,799
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Provisions for loan and real estate
             owned losses                               3,105       4,594
           Stock dividends on FHLB Seattle stock       (1,826)     (1,751)
           Net gain on sales of loans, securities
             and mortgage servicing rights             (1,267)     (2,459
           Net gain on sales of real estate owned        (172)        (84)
           Depreciation and amortization                8,485       6,135
           Deferred income tax provision                    0        (113)
           Compensation expense associated with
             stock grants                                   0          49
           Change in:
             Accrued interest receivable                 (374)      1,235
             Prepaid expenses and other assets         (4,813)     (7,512)
             Cashiers checks issued and payable        (8,324)      2,352
             Accrued interest payable                     599      (1,463)
             Accrued expenses and other liabilities     1,382       6,170
           Proceeds from sales of loans                63,238      91,772
           Loans originated for sale                  (62,908)    (90,649)
                                                    ---------   ---------
               Net cash provided by operating
                 activities                             6,526      13,075
                                                    ---------   ---------
     Cash flows from investing activities:
       Change in restricted cash                        7,844     (10,230)
       Loans disbursed                               (984,169)   (826,456)
       Loan principal received                        691,393     696,571
       Purchase of investments                        (29,823)   (347,827)
       Proceeds from maturities of investments         48,906     331,502
       Proceeds from sales of available-for-sale
         investments                                      542           0
       Purchase of MBS                                (60,128)   (190,217)
       Principal payments on MBS                       65,999      63,360
       Proceeds from sales of MBS                      29,104     289,776
       Purchase of office properties and equipment     (4,733)     (3,920)
       Improvements and other changes to real
         estate owned                                      43         (66)

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)

                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1999        1998
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Cash flows from investing activities,
       Continued:
       Proceeds from sales and liquidation of
         real estate owned                              1,599       3,950
         Proceeds from sales of mortgage
           servicing rights                                 0       1,123
         Net cash received from branch acquisition          0     327,183
                                                    ---------   ---------
               Net cash provided by (used in)
                 investing activities                (233,423)    334,749
                                                    ---------   ---------
     Cash flows from financing activities:
     Net change in checking, passbook and money
         market deposits                            $ (15,157)    $29,652
       Proceeds from issuance of certificates of
         deposit                                      649,692     580,244
       Payments for maturing certificates of
         deposit                                     (609,393)   (686,466)
       Interest credited to deposits                   44,745      42,790
       Advances from FHLB Seattle                     205,877      30,000
       Repayment of FHLB Seattle advances             (95,090)   (284,063)
       Net change in securities sold subject to
         repurchase agreements and funds
         purchased                                     11,245     (65,081)
       Proceeds from other borrowings                  35,000      40,000
       Repayment of other borrowings                  (22,240)    (15,000)
       Proceeds from exercise of stock options,
         net of repurchases                               144         417
       Other                                            1,601       1,778
                                                    ---------   ---------
               Net cash provided by (used in)
                 financing activities                 206,424    (325,729)
                                                    ---------   ---------
     Net change in cash and cash equivalents          (20,473)     22,095
     Cash and cash equivalents, beginning of
       period                                          88,331      52,439
                                                    ---------   ---------
     Cash and cash equivalents, end of period       $  67,858   $  74,534
                                                    =========   =========

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Cash Flows, Continued
     (Unaudited)

                                                    Nine Months Ended
                                                    September 30,
                                                    ----------------------
                                                    1999        1998
                                                    ----------  ----------
                                                    (Dollars in thousands)
     Supplemental disclosures:
       Cash paid during the period for:
         Interest                                   $  73,792   $  70,900
         Income taxes                                   3,497       2,049

       Noncash financing and investing activities:
         Loans converted into real estate owned         1,364       1,730


     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Consolidated Statements of Comprehensive Income
     (Unaudited)

                                               Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                               --------------------  --------------------
                                               1999       1998       1999       1998
                                               ---------  ---------  ---------  ---------
                                               (Dollars in thousands)
      Net income                               $   3,329  $   2,846  $   9,401  $   4,799

      Other comprehensive income (loss):
        Change in unrealized gains or losses
          on investments and MBS available
          for sale                                (3,343)     5,415    (16,046)     6,554
        Less deferred income tax (provision)
          benefit                                  1,170     (1,895)     5,616     (2,294)
                                               ---------  ---------  ---------  ---------
        Net other comprehensive income (loss)     (2,173)     3,520    (10,430)     4,260
                                               ---------  ---------  ---------  ---------
      Comprehensive income (loss)              $   1,156  $   6,366  $  (1,029) $   9,059
                                               =========  =========  =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements

     1.  General:

         Notes to the December 31, 1998, consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 1998 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three and nine months ended September 30, 1999 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1998 consolidated balance sheet was derived from the audited balance sheet as of that date.

     2.  Interim Financial Statements:

         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported. The unaudited interim consolidated financial statements for the three and nine months ended September 30, 1998 have been restated to reflect the November 1998 acquisition of Big Sky Bancorp, Inc. ("Big Sky"), which was accounted for as a pooling of interests.

     3.  Other Borrowings:

         The following table details Sterling's other borrowings.

                                               September 30,  December 31,
                                               1999           1998
                                               -------------  ------------
                                               (Dollars in thousands)

           Advances on non-revolving line of
             credit(1)                            $ 40,000      $ 40,000
           Advances on revolving line of
             credit(2)                                   0             0
           8.75% Subordinated Notes Due
             2000(3)                                     0        17,240
           Sterling obligated mandatorily
             redeemable preferred securities
             of subsidiary trust holding
             solely junior subordinated
             deferrable interest debentures
             of Sterling (4)                        40,000        40,000
           Floating Rate Notes Due 2006 (5)         30,000             0
                                                  --------      --------
               Total other borrowings             $110,000      $ 97,240
                                                  ========      ========

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     3.  Other Borrowings, Continued:

         (1) In June 1998, Sterling entered into a one-year variable rate non-revolving line-of-credit agreement with KeyBank National Association ("KeyBank"). In May 1999, KeyBank agreed to extend this borrowing to May 31, 2001 and to increase the balance to $50.0 million. Interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") Index plus 2.00% (7.44% at September 30,
              1999) and is payable monthly. The line of credit may be renewed for an additional twelve months subject to certain conditions.

         (2) Sterling has available $5.0 million on a revolving line of credit from KeyBank which matures on June 1, 2000. The interest rate is adjustable monthly at KeyBank's prime interest rate (8.25% at September 30, 1999).

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

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     3.  Other Borrowings, Continued:

         (5) In May 1999, Sterling issued $30.0 million of Floating Rate Notes Due 2006. Interest accrues at the three-month LIBOR plus 2.50% (8.01% until December 15, 1999) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     4.  Income Per Share:

         The following table presents the basic and diluted income per share computations.

                                                     Three Months Ended September 30,
                                                     -----------------------------------------------------------------------
                                                     1999                                 1998
                                                     ----------------------------------   ----------------------------------
                                                                  Weighted                             Weighted
                                                                  Avg.        Per Share                Avg.        Per Share
                                                     Net Income   Shares      Amount      Net Income   Shares      Amount
                                                     ----------   ---------   ---------   ----------   ---------   ---------
              Basic computations                     $3,329,000   8,089,844     $0.41     $2,846,000   8,032,882     $0.35
              Effect of dilutive securities:
                Common stock options                          0      68,763                        0     155,444
                                                     ----------   ---------     -----     ----------   ---------     -----
              Diluted computations                   $3,329,000   8,158,607     $0.41     $2,846,000   8,188,326     $0.35
                                                     ==========   =========     =====     ==========   =========     =====
              Antidilutive options not included
                in diluted income per share                         194,000                               70,500

                                                     Nine Months Ended September 30,
                                                     -----------------------------------------------------------------------
                                                     1999                                       1998
                                                     ----------------------------------   ----------------------------------
                                                                  Weighted                             Weighted
                                                                  Avg.        Per Share                Avg.        Per Share
                                                     Net Income   Shares      Amount      Net Income   Shares      Amount
                                                     ----------   ---------   ---------   ----------   ---------   ---------
              Basic computations                     $9,401,000   8,080,729     $1.16     $4,799,000   8,022,253     0 .60
              Effect of dilutive securities:
                Common stock options                          0      85,754                        0     202,487
                                                     ----------   ---------     -----     ----------   ---------     -----
              Diluted computations                   $9,401,000   8,166,483     $1.15     $4,799,000   8,224,740     $0.58
                                                     ==========   =========     =====     ==========   =========     =====
              Antidilutive options not included
                in diluted income per share                         194,000                                    0

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     5.  Operating Expenses:

         The following table details Sterling's components of total operating expenses:

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1999      1998      1999      1998
                                                    -------   --------  -------   -------
                                                            (Dollars in thousands)
             Employee compensation and benefits     $ 7,521   $ 6,372   $21,581   $15,918
             Occupancy and equipment                  2,541     2,093     7,443     5,276
             Depreciation                             1,119       895     3,128     2,426
             Amortization of intangible assets        1,398     1,448     4,294     2,523
             Advertising                                779       617     2,095     1,456
             Data processing                          1,405     1,125     4,026     2,569
             Insurance                                  257       289       730       789
             Legal and accounting                       448       324     1,267     1,179
             Travel and entertainment                   373       311     1,177       895
             Acquisition and conversion costs (1)         0         0         0     3,210
             Other                                      511       708     2,187     2,257
                                                    -------   -------   -------   -------
             Total operating expenses               $16,352   $14,182   $47,928   $38,498
                                                    =======   =======   =======   =======

           (1) Includes costs associated with mailing customer notices; issuing new checks and ATM cards; training new employees, including related travel; equipp ing branches; implementing a targeted marketing campaign; and converting computer systems.

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

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     6.  Other Accounting Policies, Continued :

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

         The following table summarizes information related to Sterling's mortgage banking operations:

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1999      1998      1999      1998
                                                    -------   --------  -------   -------
                                                            (Dollars in thousands)
             Revenues:
               Gains on sales of originated
                 residential loans                  $   143   $   323   $   674   $ 1,126
               Other fees and income                  1,344     1,169     3,871     3,369
                                                    -------   -------   -------   -------
             Total revenues                           1,487     1,492     4,545     4,495
             Identifiable expenses                      875       510     2,483     1,858
                                                    -------   -------   -------   -------
             Income before adjustments, elimina-
               tions and income taxes                   612       982     2,062     2,637
             Adjustments and eliminations                 0         0         0         0
                                                    -------   -------   -------   -------
             Income before income taxes             $   612   $   982   $ 2,062   $ 2,637
                                                    =======   =======   =======   =======
             Identifiable assets                    $10,793   $ 7,703   $10,793   $ 7,703
                                                    =======   =======   =======   =======
             Depreciation and amortization
               expense                              $    30   $    36   $    95   $   107
                                                    =======   =======   =======   =======
             Capital expenditures for office
               properties and equipment             $    20   $     3   $    62   $   226
                                                    =======   =======   =======   =======

     STERLING FINANCIAL CORPORATION
     Notes to Consolidated Financial Statements, Continued

     7.  Mortgage Banking Operations, Continued:

         The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements:

                                                                 Mortgage
                                                    Banking      Banking
                                                    Operations   Operations   Total
                                                    ----------   ----------   ----------
                                                          (Dollars in thousands)
             As of and for the three months
               ended September 30, 1999:
                 Other income                       $    3,052   $      271   $    3,323
                 Income before income taxes              4,672          612        5,284
                 Total assets                        2,503,000       10,793    2,513,793

             As of and for the three months
               ended September 30, 1998:
                 Other income                       $    3,138   $      431   $    3,569
                 Income before income taxes              3,536          982        4,518
                 Total assets                        2,139,622        7,703    2,147,325

             As of and for the nine months
               ended September 30, 1999:
                 Other income                       $    9,042   $      862   $    9,904
                 Income before income taxes             12,855        2,062       14,917
                 Total assets                        2,503,000       10,793    2,513,793

             As of and for the nine months
               ended September 30, 1998:
                 Other income                       $    7,074   $    1,508   $    8,582
                 Income before income taxes              4,855        2,637        7,492
                 Total assets                        2,139,622        7,703    2,147,325

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     STERLING FINANCIAL CORPORATION
     Comparison of the Three and Nine Months Ended September 30, 1999 and
     1998

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

     Sterling endeavors to provide personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with $2.51 billion in total assets at September 30, 1999, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as ten Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and four INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

     Sterling continues to focus its efforts on becoming more like a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling's revenues are derived primarily from interest earned on loans, investments and mortgage-backed securities ("MBS"), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

     To further enhance its presence in the Pacific Northwest market, Sterling has been working to expand its community bank delivery system, focusing primarily on deposit gathering and lending. In June 1998, Sterling acquired 33 branch offices in Washington, Idaho and Oregon from a commercial bank. Also, in November 1998, Sterling completed the acquisition of Big Sky Bancorp, Inc. ("Big Sky") and its subsidiary, First Federal Savings and Loan Association of Montana ("First Federal"). The merger with Big Sky was accounted for as a pooling of interests and accordingly, all historical amounts have been restated to include the results of Big Sky.

     Sterling is now processing checks for its customers in-house rather than out-sourcing this function. This change has increased staffing and occupancy expenses. Management believes that this change will improve its float management, thereby increasing net interest income and other income and enhancing service to deposit customers in future periods, although there can be no assurance in this regard.

     Management believes that by changing the mix of its assets and liabilities to be more like a community bank, its net interest income (the difference between the interest earned on loans and investments and the interest paid on liabilities) and other fee income will increase, although there can be no assurance in this regard. Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial institutions or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. There is significant competition for acquisitions in Sterling's market area, and Sterling may not be able to acquire other institutions on attractive terms. Furthermore, the success of Sterling's growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

     RESULTS OF OPERATIONS

     OVERVIEW. Sterling recorded net income of $3.3 million, or $0.41 per diluted share, for the three months ended September 30, 1999. This compares with net income of $2.8 million, or $0.35 per diluted share, for the three months ended September 30, 1998. The increase in net income reflected higher net interest income. Sterling recorded net income of $9.4 million, or $1.15 per diluted share, for the nine months ended September 30, 1999. This compares with net income of $4.8 million, or $0.58 per diluted share, for the nine months ended September 30, 1998. Core earnings, which are defined as earnings before acquisition costs, conversion costs and other charges, for the nine months ended September 30, 1998 were $8.5 million, or $1.03 per diluted share. The increase in net income was primarily due to increases in net interest and other income, coupled with the non-recurrence of branch conversion costs.

     The annualized return on average assets was 0.53% and 0.52% for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the annualized return on average assets was 0.52% and 0.32%, respectively. The increases in the ratios were primarily due to increases in net income and the non-recurrence of branch conversion costs which were incurred during the nine-month period ended September 30, 1998.

     The annualized return on average equity was 11.15% and 9.82% for the three months ended September 30, 1999 and 1998, respectively. The annualized return on average equity was 10.47% and 5.64% for the nine months ended September 30, 1999 and 1998, respectively. The increases in the ratios were primarily due to increases in net income.

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income (ANII@), which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended September 30, 1999 and 1998, NII was $19.3 million and $15.9 million, respectively, an increase of 21.2%. During the nine months ended September 30, 1999 and 1998, NII was $55.8 million and $41.9 million, respectively, an increase of 33.2%.

     Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in NII during the three months ended September 30, 1999 was primarily due to an increase in the volume of loans. The increase in NII during the nine months ended September 30, 1999 was primarily due to an increase in the volume of loans coupled with lower funding costs.

     During the three months ended September 30, 1999 and 1998, the volume of average interest-earning assets was $2.30 billion and $1.96 billion, respectively. Net interest spread during these periods was 3.18% and 3.10%, respectively. The net interest margin for the three months ended September 30, 1999 and 1998 was 3.33% and 3.22%, respectively. Net interest margin increased primarily due to the wider spreads and an improved mix of interest-earning assets relative to interest-bearing liabilities. During the nine months ended September 30, 1999 and 1998, the volume of average interest-earning assets was $2.22 billion and $1.88 billion, respectively. Net interest spread during these periods was 3.22% and 2.81%, respectively. The net interest margin for the nine months ended September 30, 1999 and 1998 was 3.36% and 2.98%, respectively. The reasons for the increases in net interest spread and net interest margin were the same as those for the increases in the quarterly periods.

     PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for loan losses of $1.0 million and $807,000 for the three months ended September 30, 1999 and 1998, respectively. Sterling recorded provisions of $2.9 million and $4.5 million for the nine months ended September 30, 1999 and 1998, respectively. Management anticipates that its provisions for loan losses will continue to increase in the future as Sterling originates more construction, business banking and consumer loans. At September 30, 1999, Sterling's total classified assets were $19.4 million, compared with $17.7 million at December 31, 1998. At September 30, 1999, Sterling's loan delinquency rate (60 days or more) as a percentage of total loans was 0.61%, compared with 0.55% at September 30, 1998. Total nonperforming loans were $9.4 million at September 30, 1999, compared with $5.3 million at September 30, 1998. The increase in nonperforming loans was primarily attributable to certain construction and agricultural loans.

     Management believes the loan loss provisions for the three and nine months ended September 30, 1999 represent appropriate allowances based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1999      1998      1999      1998
                                                    -------   --------  -------   -------
                                                           (Dollars in thousands)
      Fees and service charges                      $ 2,885   $ 2,324   $ 7,958   $ 5,412
      Mortgage banking operations                       271       431       862     1,508
      Loan servicing fees                               194       178       608       606
      Net gains on sales of securities                    0       655       593     1,233
      Real estate owned operations                      (27)      (19)     (117)     (177)
                                                    -------   -------   -------   -------
      Total other income                            $ 3,323   $ 3,569   $ 9,904   $ 8,582
                                                    =======   =======   =======   =======

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

     Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increase in fees and service charges for the three months ended September 30, 1999, compared with the three months ended September 30, 1998, was primarily due to the increase of fees associated with the acquisition of KeyBank branches. The increase for the nine months ended September 30, 1999, compared with the nine months ended September 30, 1998, was primarily due to the growth in transaction accounts from the acquisition of branches.

     The following table summarizes loan originations and sales of loans for the periods indicated.

                                                    Three Months Ended  Nine Months Ended
                                                    September 30,       September 30,
                                                    ------------------  -----------------
                                                    1999      1998      1999      1998
                                                    -------   --------  -------   -------
                                                            (Dollars in millions)
      Originations of one- to four-family
        permanent mortgage loans                    $  43.7   $  53.4   $ 149.5   $ 153.9
      Sales of residential loans                       14.5      22.1      62.9      86.8
      Principal balances of mortgage loans
        serviced for others                           201.7     245.1     201.7     245.1

     The decreases in income from mortgage banking operations for the three and nine months ended September 30, 1999 compared to the same periods in 1998 were primarily due to a lower volume of loan sales. Sterling anticipates increasing income from its mortgage servicing portfolio over the next twelve months by generating a greater volume of loan sales with the retention of servicing.

     During the three months ended September 30, 1999, Sterling did not sell any investments and MBS. Sterling sold approximately $42.2 million of investments and MBS in the prior year=s comparable period, resulting in net gains of $655,000. During the nine months ended September 30, 1999, Sterling sold approximately $29.1 million of investments and MBS, resulting in net gains of $593,000. During the nine months ended September 30, 1998, Sterling sold approximately $288.5 million of investments and MBS, resulting in net gains of $1.2 million.

     OPERATING EXPENSES. Operating expenses were $16.4 million and $14.2 million for the three months ended September 30, 1999 and 1998, respectively. The increase for these periods was primarily due to increased staffing levels, occupancy costs and data processing costs. During the nine months ended September 30, 1999 and 1998, operating expenses were $47.9 million and $38.5 million, respectively. The nine months ended September 30, 1998 included acquisition and conversion costs and other charges of $3.2 million. Exclusive of these charges, the increase during the nine-month period was primarily due to increased staffing levels, occupancy costs, intangible asset amortization and data processing costs.

     Employee compensation and benefits were $7.5 million and $6.4 million for the three months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998, employee compensation and benefits were $21.6 million and $15.9 million, respectively. The increases during the current year reflect increased community bank lending staff, the addition of staff from the acquisition of branches and the addition of staff for Sterling's new check-processing centers. At September 30, 1999, full-time-equivalent employees were 804, compared with 715 at September 30, 1998.

     Amortization of intangibles was $1.4 million for the three months ended September 30, 1999 and 1998. During the nine months ended September 30, 1999 and 1998, amortization was $4.3 million and $2.5 million, respectively. The increase in the nine-month period was due to the amortization of the intangible asset resulting from the acquisition of branches.

     Data processing expense was $1.4 million and $1.1 million for the three months ended September 30, 1999 and 1998, respectively. The increase for these periods was primarily attributable to costs associated with the check-processing centers and internal computer network upgrades. During the nine months ended September 30, 1999 and 1998, data processing expense was $4.0 million and $2.6 million, respectively. These increases were primarily due to the costs incurred to process the substantial increase in deposit and loan transactions since the acquisition of branches.

     Occupancy and equipment expenses were $2.5 million and $2.1 million for the three months ended September 30, 1999 and 1998, respectively. The increase for these periods reflected costs associated with the check-processing centers. During the nine months ended September 30, 1999 and 1998, occupancy and equipment expenses were $7.4 million and $5.3 million, respectively. The increase was primarily due to the addition of branches and check-processing centers and increases in property taxes and utility costs related to these facilities.

     Advertising expenses were $779,000 and $617,000 for the three months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998, advertising expenses were $2.1 million and $1.5 million, respectively. The increases in both periods were primarily due to an enhanced image campaign.

     INCOME TAX PROVISION. Sterling recorded a federal and state income tax provision of $2.0 million and $1.7 million for the three months ended September 30, 1999 and 1998, respectively. Tax provisions were $5.5 million and $2.7 million for the nine months ended September 30, 1999 and 1998, respectively. The effective tax rates during these periods approximated the applicable statutory federal and state income tax rates.

     FINANCIAL POSITION

     ASSETS. At September 30, 1999, Sterling's assets were $2.51 billion, up 8.6% from $2.31 billion at December 31, 1998. The increase was primarily due to growth in net loans receivable.

     INVESTMENTS AND MBS. Sterling's investment and MBS portfolio at September 30, 1999 was $517.6 million, down $68.8 million from the December 31, 1998 balance of $586.4 million. The decrease was primarily due to principal repayments, net sales of MBS during the period and reduction in market value.

     LOANS RECEIVABLE. At September 30, 1999, net loans receivable were $1.77 billion, up $300.0 million (or 20.5%) from $1.47 billion at December 31, 1998. The increase was primarily due to strong loan origination activity. During the three months ended September 30, 1999, total loan originations were $265.9 million compared with $222.3 million for the prior year=s comparable quarter. During the nine months ended September 30, 1999 and 1998, total loan originations were $920.9 million and $692.6 million, respectively. The most significant increases in loan originations during both periods were in commercial real estate and business banking. See the loan origination table below.

     The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Total loan balances do not include unearned discounts, deferred loan origination costs and fees or allowances for loan losses.

                                              September 30, 1999    December 31, 1998
                                              -------------------   -------------------
                                              Amount       %        Amount       %
                                              ----------   ------   ----------   ------
                                                       (Dollars in thousands)
      Residential                             $  394,569    22.1    $  342,757    23.1
      Multifamily                                135,289     7.6       124,656     8.4
      Commercial real estate                     315,186    17.6       177,912    12.0
      Construction                               284,951    16.0       233,567    15.7
      Consumer - direct                          222,908    12.5       224,651    15.1
      Consumer - indirect                         91,707     5.1        64,764     4.4
      Business banking                           341,899    19.1       315,614    21.3
                                              ----------   -----    ----------   -----
        Total loans receivable                $1,786,509   100.0    $1,483,921   100.0
                                              ==========   =====    ==========   =====

     The following table sets forth Sterling's loan originations for the periods indicated.

     Management believes its increase in loan originations is primarily due to the increase in lending staff in its income property and business banking departments. The weighted average yield on total loans was 8.31% and 8.92% for the three months ended September 30, 1999 and 1998, respectively. The decrease in the weighted average yield was primarily due to a decline in prevailing interest rates.

     DEPOSITS. Total deposits increased $70.0 million to $1.62 billion at September 30, 1999 from $1.55 billion at December 31, 1998. For the quarter ended September 30, 1999, the weighted average cost of total deposits was 3.78%, compared with 4.17% for the quarter ended September 30, 1998. The decrease in the average cost of deposits was primarily due to the increase in transaction accounts and the implementation of bank-like pricing of certificates of deposit.

                                  Three Months Ended               Nine Months Ended
                                  September 30,                    September 30,
                                  ------------------------------   ------------------------------
                                  1999       1998       % Change   1999       1998       % Change
                                  --------   --------   --------   --------   --------   --------
                                                      (Dollars in thousands)
      Residential                 $ 43,715   $ 53,436     (18.2)   $149,478   $153,946       (2.9)
      Multifamily                    7,100     12,098     (41.3)     50,789     42,020       20.9
      Commercial real estate         8,384      3,700     126.6      93,459     18,385      408.3
      Construction                 115,883     85,551      35.5     279,953    246,533       13.6
      Consumer - direct             17,248     23,815     (27.6)     70,482     62,512       12.7
      Consumer - indirect           15,221     13,115      16.1      42,103     40,636        3.6
      Business banking              58,346     30,592      90.7     234,632    128,604       82.4
                                  --------   --------   -------    --------   --------   --------
        Total loans originated    $265,897   $222,307      19.6    $920,896   $692,636       33.0
                                  ========   ========              ========   ========

     The following table sets forth the composition of Sterling's deposits at the dates indicated.

                                              September 30, 1999    December 31, 1998
                                              -------------------   -------------------
                                              Amount       %        Amount       %
                                              ----------   ------   ----------   ------
                                                       (Dollars in thousands)
      Certificates of deposit                 $  887,293    54.9    $  814,957    52.8
      Checking                                   309,594    19.2       297,290    19.2
      Savings and money market                   418,425    25.9       433,178    28.0
                                              ----------   -----    ----------   -----
        Total deposits                        $1,615,312   100.0    $1,545,425   100.0
                                              ==========   =====    ==========   =====

     BORROWINGS. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle ("FHLB Seattle") and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. At September 30, 1999, total borrowings were $746.8 million, compared with $611.9 million at December 31, 1998, an increase of $134.9 million. See "Liquidity and Sources of Funds."

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

                        At September 30, 1999              At December 31, 1998
                        --------------------------------   -------------------------------
                                  Ratio of                           Ratio of
      Change in                   NPV to                             NPV to
      Interest Rates              the Present    %                   the Present    %
      in Basis Points             Value of       Change              Value of       Change
      (Rate Shock)      NPV       Total Assets   in NPV    NPV       Total Assets   in NPV
      ---------------   --------  ------------   -------   --------  ------------   -------
                                               (Dollars in thousands)
      +300              $  9,195     0.39%       (91.2)     $11,384     0.53%       (86.5)
      +200                43,506     1.82        (58.2)      37,950     1.72        (55.1)
      +100                71,344     2.93        (31.5)      59,814     2.66        (29.3)
      Static             104,193     4.18          N/A       84,568     3.70          N/A
      -100               109,713     4.36          5.3       71,197     3.10        (15.8)
      -200                97,513     3.86         (6.4)      50,677     2.20        (40.1)
      -300                84,640     3.34        (18.8)      40,966     1.77        (51.6)


     At September 30, 1999, Sterling calculated that its NPV was $104.2 million and that its NPV would decrease by 58.2% and 91.2% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $84.6 million at December 31, 1998, which would decline by 55.1% and 86.5% if interest rates generally were to increase by 2% and 3%, respectively.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure IRR. Gap analysis focuses on the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be negative 15.7% and negative 10.3% at September 30, 1999 and 1998, respectively. Sterling calculated its three-year gap positions to be negative 20.5% and negative 4.8% at September 30, 1999 and 1998, respectively. The increase in the negative three-year gap position is largely due to increases in fixed-rate loan originations funded by shorter-term deposits and borrowings. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At September 30, 1999, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

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

     LIQUIDITY AND SOURCES OF FUNDS

     As a financial institution, Sterling's primary sources of funds are operating, investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. The level of advances from the FHLB Seattle and other borrowings fluctuate with the level of assets. Deposits increased to $1.62 billion at September 30, 1999 from $1.55 billion at December 31, 1998. Advances from the FHLB Seattle increased to $430.5 million at September 30, 1999 from $319.5 million at December 31, 1998. At September 30, 1999 and December 31, 1998, securities sold subject to repurchase agreements were $206.3 million and $195.1 million, respectively. The increases in these borrowings were primarily used to supplement loan growth during the last nine months. These borrowings are collateralized by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings. In connection with its Year 2000 compliance plan, Sterling is focusing on identifying potential demand for funds from its loan and deposit customers. See "Year 2000 Issues."

     During the nine months ended September 30, 1999, cash provided by investing activities consisted of principal and interest payments on loans and MBS, maturities of investments and sales of MBS. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the nine months ended September 30, 1999, net cash was used in investing activities primarily to purchase $90.0 million in investments and MBS and to fund loans.

     Sterling Savings Bank's credit line with the FHLB Seattle provides for borrowings of up to 30% of its total assets. At September 30, 1999, this credit line represented a total borrowing capacity of $759.7 million, of which $329.3 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At September 30, 1999, Sterling Savings Bank had $193.2 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $173.7 million. Sterling Savings Bank also had a secured line-of-credit agreement from a commercial bank of approximately $10.0 million as of September 30, 1999 but had no funds drawn on this line of credit.

     In May 1999, Sterling issued $30.0 million of Floating Rate Notes Due 2006. Interest accrues at the three-month LIBOR plus 2.50% (8.01% until December 15, 1999) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002. Sterling used the net proceeds from the sale of the notes (i) to prepay Sterling's 8.75% Subordinated Notes Due 2000 plus accrued and unpaid interest thereon, for a total of $17.4 million, (ii) to contribute $5.0 million to Sterling Savings Bank to further improve Sterling Savings Bank's regulatory capital ratios, (iii) to repay an existing line of credit of $5.0 million, and
     (iv) for general corporate purposes.

     Excluding its subsidiaries, Sterling had cash and other resources of approximately $3.6 million at September 30, 1999. At September 30, 1999, Sterling had drawn $40.0 million of a $50.0 million commercial bank non-revolving line of credit which matures on May 31, 2001. Additionally, Sterling has a $5.0 million revolving line of credit on which no funds have been drawn. Advances under this line of credit accrue interest at KeyBank's prime interest rate (8.25% at September 30, 1999), and this line of credit matures on June 1, 2000. These lines of credit are secured by all of the stock of Sterling Savings Bank. At September 30, 1999, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank, compared with $88.6 million at December 31, 1998. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $7.1 million during the nine months ended September 30, 1999. These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006, the 8.75% Subordinated Notes Due 2000 and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.
     See Note 3 of "Notes to Consolidated Financial Statements."

     OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At September 30, 1999 and December 31, 1998, Sterling Savings Bank's liquidity ratios were 7.8% and 11.5%, respectively. The lower level of liquidity at September 30, 1999 was primarily due to a decrease in the balance of cash and cash equivalents. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

     CAPITAL RESOURCES

     Sterling's total shareholders' equity was $118.1 million at September 30, 1999 compared with $119.0 million at December 31, 1998. The decrease in total shareholders' equity was primarily due to a decrease in the market value of available-for-sale investments and MBS, partially offset by an increase in retained earnings for the nine-month period. Shareholders' equity at September 30, 1999 was 4.7% of total assets, as compared with 5.1% at December 31, 1998.

     At September 30, 1999, Sterling had an unrealized loss of $9.6 million, net of related income taxes, on investments and MBS classified as available for sale. At December 31, 1998, Sterling had an unrealized gain of $788,000 on investments and MBS. Fluctuations in prevailing interest rates continue to cause volatility in this component of shareholders' equity and may continue to do so in future periods.

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

     Sterling anticipates total capital expenditures of approximately $452,000 for the remainder of the year ending December 31, 1999. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various arrangements. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

     Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 1999, Sterling Savings Bank exceeded all applicable regulatory capital requirements.

     Sterling continues to proactively manage its claim against the U.S. government for breach of contract on three supervisory goodwill acquisition contracts. In 1996, the U.S. Supreme Court ruled in three similar cases that the U.S. government was liable for having breached its acquisition contracts with certain savings associations.
     Recently, several similar cases have resulted in substantial judgments against the government. The government has appealed these judgments and appellate decisions are expected to be rendered some time in 2000. Sterling is encouraged by these decisions, although it is uncertain when a trial to determine Sterling's damages will be held or when a judgment, if any, will be paid. Sterling's case has entered the discovery phase, and management anticipates that Sterling's litigation expenses will increase substantially in future periods.

     REGULATION AND COMPLIANCE

     Sterling, as a registered thrift holding company, is subject to comprehensive examination and regulation by the OTS. Sterling Savings Bank, as a State of Washington-chartered savings association, is subject to comprehensive regulation and examination by the Washington Supervisor as its chartering authority, the OTS as its primary federal regulator, and by the FDIC, which administers the Savings Association Insurance Fund, which insures Sterling Savings Bank's deposits to the maximum extent permitted by law. Sterling Savings Bank is a member of the FHLB Seattle, which is one of the 12 regional banks which comprise the FHLB System. Sterling Savings Bank is further subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters. As of November 1999, financial services legislation pending in Congress was expected to be approved by Congress, signed by the President and enacted into law. Until such time as a final bill is enacted into law and Sterling has an opportunity to analyze the law, it is difficult for Sterling to predict the impact of such a law on Sterling's business and operations.

     Sterling is subject to federal income taxation under the Internal Revenue Code of 1986. Sterling's returns may therefore be audited from time to time by the Internal Revenue Service, which has commenced an audit of Sterling's returns for the periods ended June 30, 1997, 1996 and 1995. Management does not anticipate incurring additional material expenses as a result of the audit. Due to the preliminary nature of the audit, however, there can be no assurance in this regard.

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

     To address this concern, Sterling created a Year 2000 Action Plan that focuses on identifying, testing and implementing solutions for Year 2000 processing. At June 30, 1999, Sterling had completed the awareness, assessment and testing phases of its Year 2000 Action Plan. The awareness phase included gaining understanding and support, committing resources to the plan, establishing a project team consisting of senior managers and department heads and developing a strategy to address all internal and external systems.

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

     In conjunction with its review of Year 2000 issues, Sterling has endeavored to assess the impact of the Year 2000 event on significant borrowers and their ability to repay loans. Sterling continues to evaluate and monitor its allowances for loan losses with its review of Year 2000 concerns in relation to its borrowers.

     Sterling's Year 2000 testing, renovation and/or replacement of hardware, proprietary programs, security systems, facility systems and non-BISYS software was completed by June 30, 1999. Testing of BISYS-supported software and systems was completed in June 1999.

     It is currently estimated that the aggregate cost of Sterling's Year 2000 Action Plan will be approximately $875,000, of which approximately $665,000 has been spent. These costs are being expensed as they are incurred and are being funded through operating cash flow. The aggregate Year 2000 cost estimates include costs associated with the implementation of contingency plans. In addition, Sterling expects the costs associated with the replacement of computer hardware or equipment to be approximately $400,000.

     Sterling has finalized contingency plans that will be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal operations. Year 2000 contingency plans are designated to supplement Sterling's existing disaster recovery plan. Depending on the systems affected, these plans could include short- to medium-term use of backup equipment and software, increased work hours for Sterling personnel, implementation of manual workarounds for information systems or department functions or similar approaches. Testing of the Year 2000 Contingency Plan was completed in September 1999.

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

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of Sterling's market risks, see "Management's Discussion and Analysis - Asset and Liability Management."

     PART II - Other Information
     STERLING FINANCIAL CORPORATION

     Item 1 -  Legal Proceedings
     ---------------------------
     Periodically various claims and lawsuits are brought against Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests, claims involving the making and servicing of real property loans and other issues incidental to Sterling's business. No material loss is expected from any of such pending claims or lawsuits.

     Item 2 -  Changes in Securities and Use of Proceeds
     ---------------------------------------------------
     None.

     Item 3 -  Defaults Upon Senior Securities
     -----------------------------------------
     None.

     Item 4 -  Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------
     None.

     Item 5 -  Other Information
     ---------------------------
     None.

     Item 6 - Exhibits and Reports on Form 8-K
     -----------------------------------------
     (a)  Exhibit
          No.      Exhibit
          -------  --------------------------------------------------------
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

     (a)  Exhibit
          No.      Exhibit
          -------  --------------------------------------------------------
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

     (b) Reports on Form 8-K. A report on Form 8-K (Item 5) was filed on July 22, 1999.

     STERLING FINANCIAL CORPORATION

     Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     November 9, 1999                   By: /s/ Daniel G. Byrne
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