Form 10-K405
period 1999-12-31
STERLING FINANCIAL CORP /WA/
filed 2000-03-24
CIK 891106

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE YEAR ENDED       DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20800
                            ------------------------
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

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($1.00 par value)
                      9.50% Cumulative Capital Securities
                                (Title of class)
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of February 29, 2000, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the Nasdaq National Market, was $84,286,202.

    The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, as of February 29, 2000 was 8,099,028.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specific portions of the Registrant's Proxy Statement dated March 24, 2000 are incorporated by reference into Part III hereof.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         STERLING FINANCIAL CORPORATION

                  DECEMBER 31, 1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                --------
PART                   I......................................................................      1
                       ITEM 1.    BUSINESS....................................................      1
                                  General.....................................................      1
                                  Growth and Acquisition Strategies...........................      1
                                  Lending Activities..........................................      2
                                  Investments and Mortgage-Backed Securities..................     12
                                  Sources of Funds............................................     13
                                  Subsidiaries................................................     19
                                  Competition.................................................     19
                                  Personnel...................................................     20
                                  Regulation..................................................     20
                       ITEM 2.    PROPERTIES..................................................     29
                       ITEM 3.    LEGAL PROCEEDINGS...........................................     29
                       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     29

PART                   II.....................................................................     30
                       ITEM 5.    MARKET FOR THE REGISTRANT'S STOCK AND RELATED SHAREHOLDER
                                  MATTERS.....................................................     30
                       ITEM 6.    SELECTED FINANCIAL DATA.....................................     31
                       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS...................................     33
                                  General.....................................................     33
                                  Net Interest Income.........................................     33
                                  Asset and Liability Management..............................     35
                                  Financial Position..........................................     39
                                  Results of Operations for the Years Ended December 31, 1999
                                  and 1998....................................................     40
                                  Results of Operations for the Years Ended December 31, 1998
                                  and 1997....................................................     43
                                  Liquidity and Sources of Funds..............................     46
                                  Capital Resources...........................................     47
                                  New Accounting Standards....................................     48
                                  Year 2000 Issues............................................     49
                                  Effects of Inflation and Changing Prices....................     49
                       ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                                  RISK........................................................     49
                       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     50
                       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                                  AND FINANCIAL DISCLOSURE....................................     50

PART                   III....................................................................     50
                       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     50
                       ITEM 11.   EXECUTIVE COMPENSATION......................................     50
                       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                  MANAGEMENT..................................................     50
                       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     50

PART                   IV.....................................................................     50
                       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                                  8-K.........................................................     50

SIGNATURES....................................................................................     52

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank ("Sterling Savings Bank"), formerly Sterling Savings Association. The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

    Sterling endeavors to provide personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with $2.55 billion in total assets at December 31, 1999, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices, as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho, and INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

    Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling's revenues are derived primarily from interest earned on loans, investments and mortgage-backed securities ("MBS"), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor"). See "Regulation."

GROWTH AND ACQUISITION STRATEGIES

    Management believes that by changing the mix of assets and liabilities to be more like a community bank, its net interest income (the difference between the interest earned on loans and investments and the interest paid on liabilities) and other fee income will increase, although there can be no assurance in this regard. Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial institutions or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. There is significant competition for acquisitions in Sterling's market area, and Sterling may not be able to acquire other institutions on attractive terms. Furthermore, the success of Sterling's growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth, and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

LENDING ACTIVITIES

    FOCUS ON COMMUNITY LENDING. In recent years, Sterling has focused its efforts on becoming more like a community retail bank. Accordingly, Sterling is increasing its commercial real estate (including multifamily residential real estate), business banking, consumer and construction lending. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential mortgage loans. Such loans, however, generally involve a higher degree of risk than the financing of residential real estate.

    BUSINESS BANKING LENDING. Sterling has a Business Banking Group which provides a full range of credit products to small- and medium-sized businesses, including consumer, private banking and agriculture loans. Credit products include lines of credit, receivables and inventory financing, equipment loans and permanent and construction real restate financing. Loans may be made on an unsecured, partially-secured or fully-secured basis. The credit product line for both businesses and individuals includes standardized products as well as customized, individual accommodations.

    Sterling's Private Banking Group provides services to higher-net-worth and higher-income borrowers by originating a variety of consumer and business banking loans. Such loans generally, but do not always, meet the same underwriting requirements as general consumer loans of the same type. Private banking loans typically involve larger balances and may have nonstandard terms.

    Sterling's Agriculture Lending Group offers agriculture loans to a variety of agricultural producers. In connection with such loans, Sterling evaluates the borrowers' financial, production, marketing and management abilities. Such loans may include annual operating loans and term loans to finance the purchase of machinery, equipment, production livestock and real estate. Such loans also may be made to cover interim operating and family living expenses.

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

    Business banking loans generally involve a higher degree of risk than the financing of real estate, primarily because collateral is more difficult to appraise, security interests in the collateral are more difficult to perfect, the collateral may be difficult to obtain or liquidate following an uncured default and it is difficult to accurately predict the borrower's ability to generate future cash flows. Business banking loans, however, typically offer relatively higher yields and variable interest rates. The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling. Sterling is permitted to hold 20% of its assets in certain business banking loans. At December 31, 1999, certain business banking loans subject to this limit were approximately 12.0% of total assets. At December 31, 1999, all business banking loans were 19.3% of Sterling's total loan portfolio.

    CONSUMER LENDING. Sterling's Consumer Lending Group provides loans for home improvements, automobiles, personal lines of credit, boats and certain other purposes. Generally, consumer loans are originated for terms ranging from six months to ten years. Interest rates are either fixed or adjustable monthly, quarterly or semiannually, based on a contractual formula at a margin over an established external index. Sterling also makes loans collateralized by savings accounts and second mortgage loans collateralized by real estate. Fixed-rate secured financing is available with amortization terms of up to 15 years.

    Sterling actively participates in the transportation finance market, primarily through consumer indirect auto loans (sales finance contracts). Sterling also makes direct (branch originated) auto loans and marine and recreational vehicle loans. Most applicants for these credit products are assigned a credit score, which is designed to indicate the relative probability of repayment. The credit scoring models are validated as to their predictive power on a periodic basis. The Consumer Lending Group includes in its credit criteria other judgmental factors, such as the advance rate and debt-to-income ratio, which are used to augment this credit score. However, all credit decisions made contrary to an established cut-off score are required to be supported and documented by a credit officer with the appropriate approval authority. Consumer loans, especially those originated through dealers, generally have greater inherent risks than other types of loans. At
December 31, 1999, consumer direct and indirect loans were 12.4% and 5.2%, respectively, of Sterling's total loan portfolio.

    ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. Sterling originates fixed-rate and adjustable rate mortgages ("ARMs"), which have interest rates that adjust annually or every three, five and seven years and are indexed to a variety of market indices. Sterling also originates one- to four-family residential construction loans.

    Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market. Within the secondary mortgage market for conventional loans, Sterling sells its residential loans primarily on a servicing-released basis to others. Sterling also sells loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). Sterling endeavors to underwrite residential loans in compliance with FHLMC and FNMA underwriting standards. Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans which are not underwritten in accordance with FHLMC and FNMA or applicable investor underwriting guidelines. At December 31, 1999, 22.0% of Sterling's total loan portfolio consisted of conventional one- to four-family residential loans.

    Conventional residential mortgage loans are originated for up to 97% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase private mortgage insurance from approved third parties so that Sterling's risk is limited to approximately 80% of the appraised value on all loans with loan-to-value ratios in excess of 80%. Sterling's residential lending programs are designed to comply with all applicable regulatory requirements. For a discussion of Sterling's management of interest rate risk ("IRR") on conventional loans, see "--SECONDARY MARKET ACTIVITIES."

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

    At December 31, 1999, 10.2% of Sterling's total loan portfolio consisted of one- to four-family residential construction loans, approximately 84.3% of which were for properties that were built for sale. Further, approximately 58.9% of Sterling's one- to four-family residential construction loan portfolio was concentrated in the Portland, Oregon market which is served by one loan production office. A reduction in market values or in the demand for residential housing, particularly in that market, could have a negative impact on Sterling.

    MULTIFAMILY RESIDENTIAL AND COMMERCIAL PROPERTY LENDING. Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property primarily in the Pacific Northwest. Construction loans on such properties typically have terms of 12 to 18 months and provide for variable interest rates. Permanent loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial property loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because they typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending. These risks include excessive vacancy rates or inadequate operating cash flows. Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner. Sterling attempts to reduce its exposure to these risks, typically by investigating the borrowers' finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers. At December 31, 1999, 5.7% of Sterling's total loan portfolio consisted of multifamily residential construction and commercial property construction loans.

    The following table sets forth information on loan origination and sale activities for the periods indicated.

                                                                    YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                       1999                    1998                   1997
                                               ---------------------   ---------------------   -------------------
                                                 AMOUNT        %         AMOUNT        %        AMOUNT       %
                                               ----------   --------   ----------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Mortgage--permanent:
One- to four-family residential..............  $  172,115     14.4     $  241,725     24.0     $179,297     22.2
Multifamily residential......................      58,319      4.9         83,904      8.3       29,015      3.6
Commercial property..........................     108,216      9.0         34,735      3.5       36,410      4.5

Mortgage--construction:
One- to four-family residential..............     320,136     26.6        226,025     22.5      217,973     26.9
Multifamily residential......................      66,520      5.5         47,809      4.8       62,356      7.7
Commercial property..........................      31,651      2.6         42,301      4.2       10,825      1.3

Non-mortgage:
Consumer--direct.............................      97,047      8.1         99,449      9.8       79,448      9.8
Consumer--indirect...........................      51,956      4.3         51,958      5.2       20,955      2.6
Business banking.............................     295,915     24.6        178,209     17.7      173,014     21.4
                                               ----------    -----     ----------    -----     --------    -----
Total loans originated.......................  $1,201,875    100.0     $1,006,115    100.0     $809,293    100.0
                                               ==========    =====     ==========    =====     ========    =====
One- to four-family residential mortgage
  loans sold.................................  $   72,676              $  110,151              $108,004
                                               ==========              ==========              ========

LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of Sterling's loan portfolio by type of loan at the dates indicated.

                                                                      DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                  1999                    1998                    1997
                                          ---------------------   ---------------------   ---------------------
                                            AMOUNT        %         AMOUNT        %         AMOUNT        %
                                          ----------   --------   ----------   --------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage--permanent:
One- to four-family residential.........  $  396,565     22.0     $  342,757     23.1     $  313,792     28.1
Multifamily residential.................     137,835      7.6        124,656      8.4         68,697      6.2
Commercial property.....................     317,565     17.6        177,912     12.0        120,068     10.8
Land and other..........................           0      0.0              0      0.0            434      0.0
                                          ----------    -----     ----------    -----     ----------    -----
                                             851,965     47.2        645,325     43.5        502,991     45.1
                                          ----------    -----     ----------    -----     ----------    -----

Mortgage--construction:
One- to four-family residential.........     184,081     10.2        141,288      9.5        131,701     11.8
Multifamily residential.................      71,024      3.9         45,794      3.1         59,212      5.3
Commercial property.....................      32,018      1.8         46,485      3.1         20,979      1.9
                                          ----------    -----     ----------    -----     ----------    -----
                                             287,123     15.9        233,567     15.7        211,892     19.0
                                          ----------    -----     ----------    -----     ----------    -----
Total mortgage loans....................   1,139,088     63.1        878,892     59.2        714,883     64.1

Consumer--direct........................     223,286     12.4        224,651     15.1        139,666     12.5
Consumer--indirect......................      94,420      5.2         64,764      4.4         19,016      1.7
Business banking........................     348,941     19.3        315,614     21.3        241,808     21.7
                                          ----------    -----     ----------    -----     ----------    -----
Total loans receivable..................   1,805,735    100.0      1,483,921    100.0      1,115,373    100.0
                                          ----------    =====     ----------    =====     ----------    =====

Deferred loan origination (fees) and
  costs.................................      (4,338)                 (2,309)                    232
Premium (discount) on loans acquired
  pursuant to purchase transactions.....       1,977                   1,545                    (380)
Allowance for loan losses...............     (15,603)                (14,623)                 (9,486)
                                          ----------              ----------              ----------
Loans receivable, net...................  $1,787,771              $1,468,534              $1,105,739
                                          ==========              ==========              ==========

                                             DECEMBER 31,                        JUNE 30,
                                          -------------------   -------------------------------------------
                                                 1996                  1996                   1995
                                          -------------------   -------------------   ---------------------
                                           AMOUNT       %        AMOUNT       %         AMOUNT        %
                                          --------   --------   --------   --------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Mortgage--permanent:
One- to four-family residential.........  $304,216     31.1     $332,819     35.8     $  632,062     57.4
Multifamily residential.................    73,455      7.5       68,154      7.3         63,977      5.8
Commercial property.....................   104,372     10.7      103,480     11.1         88,554      8.1
Land and other..........................       385      0.0          398      0.0          2,301      0.2
                                          --------    -----     --------    -----     ----------    -----
                                           482,428     49.3      504,851     54.2        786,894     71.5
                                          --------    -----     --------    -----     ----------    -----
Mortgage--construction:
One- to four-family residential.........   100,694     10.3       79,452      8.5         75,320      6.8
Multifamily residential.................    39,191      4.0       31,872      3.4         11,253      1.0
Commercial property.....................    32,368      3.3       33,264      3.6         18,215      1.7
                                          --------    -----     --------    -----     ----------    -----
                                           172,253     17.6      144,588     15.5        104,788      9.5
                                          --------    -----     --------    -----     ----------    -----
Total mortgage loans....................   654,681     66.9      649,439     69.7        891,682     81.0
Consumer--direct........................   124,529     12.7      112,811     12.1        109,373     10.0
Consumer--indirect......................         0      0.0            0      0.0              0      0.0
Business banking........................   199,848     20.4      169,830     18.2         99,528      9.0
                                          --------    -----     --------    -----     ----------    -----
Total loans receivable..................   979,058    100.0      932,080    100.0      1,100,583    100.0
                                          --------    =====     --------    =====     ----------    =====
Deferred loan origination (fees) and
  costs.................................       156                   556                   2,803
Premium (discount) on loans acquired
  pursuant to purchase transactions.....      (629)                 (776)                 (1,122)
Allowance for loan losses...............    (8,389)               (8,366)                 (7,796)
                                          --------              --------              ----------
Loans receivable, net...................  $970,196              $923,494              $1,094,468
                                          ========              ========              ==========

    CONTRACTUAL PRINCIPAL PAYMENTS. The following table sets forth the scheduled contractual principal repayments for Sterling's loan portfolio at December 31, 1999. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts and premiums, deferred loan origination costs and fees, or allowances for loan losses.

                                                                            PRINCIPAL PAYMENTS
                                                     BALANCE        CONTRACTUALLY DUE IN FISCAL YEARS
                                                 OUTSTANDING AT     ----------------------------------
                                                DECEMBER 31, 1999     2000      2001-2004   THEREAFTER
                                                -----------------   ---------   ---------   ----------
                                                                (DOLLARS IN THOUSANDS)
Mortgage--permanent:
  Fixed rate..................................     $  537,904       $ 12,625    $ 62,126     $463,153
  Variable rate...............................        314,061         15,971      59,155      238,935
Mortgage--construction........................        287,123        218,211      61,590        7,322
Consumer--direct..............................        223,286         58,330      63,647      101,309
Consumer--indirect............................         94,420         17,262      68,921        8,237
Business banking..............................        348,941        117,043      92,428      139,470
                                                   ----------       --------    --------     --------
                                                   $1,805,735       $439,442    $407,867     $958,426
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

    For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 0.25% to 0.375% of the unpaid principal balance of each loan, to compensate for the costs of performing the servicing function. At December 31, 1999 and 1998, Sterling serviced for itself and for other investors residential mortgage loans totaling $751.7 million and $985.6 million, respectively. Of such mortgage loans, Sterling serviced
$140.5 million and $193.2 million, respectively, at these dates for FHLMC and FNMA. Sterling's ability to continue as a seller/servicer for FHLMC and FNMA is dependent upon meeting the qualifications of these agencies. Sterling currently meets all applicable requirements.

    Sterling receives a fee for servicing commercial real estate loans for other investors. This fee generally ranges from 0.10% to 0.25% of the unpaid balance of each loan to compensate for the costs of performing the servicing function. At December 31, 1999 and 1998, Sterling serviced for itself and other investors commercial real estate loans totaling $402.9 million and $231.4 million, respectively.

    From time to time, Sterling sells portfolios of servicing rights primarily to improve earnings and to increase its regulatory capital ratios. During the years ended December 31, 1999 and 1998, Sterling sold, in bulk, rights to service conventional loans for others of approximately $0 million and $117.6 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereafter referred to as "Management's Discussion and Analysis")--Results of Operations--OTHER INCOME."

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

    Recently, Sterling began to sell participations in certain commercial real estate loans to investors on a servicing-retained basis. During the year ended December 31, 1999, Sterling sold approximately $32.0 million in loans under participation agreements, resulting in net gains of $209,000.

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

    LOAN COMMITMENTS. Sterling uses written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans aggregating $285.8 million at December 31, 1999. Sterling also had secured and unsecured commercial and personal lines of credit totaling approximately
$317.1 million, of which the undisbursed portion was approximately
$171.4 million at December 31, 1999. See Note 17 of "Notes to Consolidated Financial Statements."

    CLASSIFIED ASSETS, REAL ESTATE OWNED AND DELINQUENT LOANS. To measure the quality of assets, including loans and real estate owned ("REO"), Sterling has established guidelines for classifying assets and determining provisions for anticipated loan and REO losses. Under these guidelines, an allowance for anticipated loan and REO losses is established when certain conditions exist. This system for classifying and reserving for loans and REO is administered by Sterling's Special Assets Department, which is responsible for minimizing loan deficiencies and losses therefrom. An oversight committee, comprised of senior management, monitors the activities of the Special Assets Department and reports results to Sterling's Board of Directors.

    Under this system, Sterling classifies loans and other assets it considers of questionable quality. Sterling's system employs the classification categories of "substandard," "doubtful" and "loss." Substandard assets have deficiencies which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets increased to $19.9 million at December 31, 1999 from $17.7 million at December 31, 1998. As a percentage of total assets, classified assets were 0.8% for both periods. See "--MAJOR CLASSIFIED LOANS."

    Assets classified as substandard or doubtful require the establishment of general valuation allowances in amounts considered by management to be adequate under generally accepted accounting principles ("GAAP"). Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount. At December 31, 1999, Sterling's assets classified as loss totaled $701,000. Judgments regarding the adequacy of a general valuation allowance are based on on-going evaluations of the nature, volume and quality of the loan portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

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

    The following table sets forth the activity in Sterling's REO for the periods indicated.

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period....................  $ 6,232    $ 8,817    $ 3,974
Loan foreclosures and other additions.............    4,875      2,394      6,865
Capitalized expenses..............................      208        202        627
Sales and other reductions........................   (3,811)    (5,110)    (2,476)
Provisions for losses.............................     (205)       (71)      (173)
                                                    -------    -------    -------
Balance at end of period..........................  $ 7,299    $ 6,232    $ 8,817
                                                    =======    =======    =======

    MAJOR CLASSIFIED LOANS. Each of Sterling's classified loans with a net carrying value at December 31, 1999 of more than $1.0 million is described below.

    Sterling holds several loans to a business located in Snohomish, Washington. These loans are secured by a first deed of trust on a commercial property, a residential rental property and a security interest in equipment. These loans were classified as substandard as a result of recent operating losses. The aggregate carrying value on these loans at December 31, 1999 was $1.2 million. No specific allowance has been established for these loans.

    Sterling holds a commercial loan secured by a first deed of trust on three warehouses located in Warden, Washington. Sterling's guarantor has filed for Chapter 11 bankruptcy protection, thereby causing a default. Sterling is proceeding against the borrower to foreclose on this property. The carrying value on this loan at December 31, 1999 was $1.7 million. No specific allowance has been established for this loan.

    Sterling holds a commercial agricultural loan secured by a first mortgage on farmland located in the Tri-Cities, Washington area. The loan was classified as substandard due to operating losses, and the borrower has recently filed for Chapter 11 bankruptcy protection. Sterling is proceeding with a judicial action against the borrower to recover the amounts owed. The carrying value of this loan at December 31, 1999 was $1.3 million. No specific allowance has been established for this loan.

    Sterling holds a commercial property loan secured by a first deed of trust on a 28-unit apartment complex located in Hayden, Idaho. Sterling is proceeding against the borrower to foreclose on this property with a foreclosure sale scheduled early in 2000. The carrying value of this loan at December 31, 1999 was $1.2 million. No specific allowance has been established for this loan.

    MAJOR REAL ESTATE OWNED. Each of Sterling's REO properties with a net carrying value at December 31, 1999 of more than $1.0 million is described below.

    Sterling is a 99.5% partner in a partnership which owns a commercial office building in Renton, Washington. The carrying value at December 31, 1999 was $3.1 million, net of a specific loss allowance of $392,000. The property consists of a five-story office building with 30,373 square feet of rentable area and adjoining undeveloped property. The office building is currently substantially fully leased. Efforts to sell the property are on-going.

    Sterling acquired through foreclosure in August and November 1999 various real estate owned by a Spokane developer. The carrying value of this property at December 31, 1999 was $1.2 million, net of a specific loss allowance of $68,000. Sterling is currently marketing these properties.

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

    For consumer loans, a demand letter is sent when the account becomes delinquent for two payments. Additional collection work or repossession may follow. In certain instances, Sterling may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Similar collection procedures to those for consumer and mortgage loans are followed for business loans with the exception that these accounts are generally handled as a joint effort between the originating loan officer and the collection department during initial stages of delinquency. On or before 75 days of delinquency, the collection effort is shifted from the originating loan officer to the collection department with legal action to follow.

    The following table summarizes the principal balances of nonperforming assets at the dates indicated.

                                                      DECEMBER 31,                       JUNE 30,
                                        -----------------------------------------   -------------------
                                          1999       1998       1997       1996       1996       1995
                                        --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans......................  $ 9,259    $ 3,050    $ 4,755    $ 2,329    $ 3,352    $ 3,395
Restructured loans....................       66         87        150        215        240        254
                                        -------    -------    -------    -------    -------    -------
Total nonperforming loans.............    9,325      3,137      4,905      2,544      3,592      3,649
Real estate owned(1)..................    7,299      6,232      8,817      3,974      4,874      5,298
                                        -------    -------    -------    -------    -------    -------
Total nonperforming assets............  $16,624    $ 9,369    $13,722    $ 6,518    $ 8,466    $ 8,947
                                        =======    =======    =======    =======    =======    =======
Ratio of total nonperforming assets to
  total assets........................     0.65%      0.40%      0.71%      0.41%      0.55%      0.56%
Ratio of total nonperforming loans to
  total loans.........................     0.52%      0.21%      0.44%      0.26%      0.39%      0.33%
Ratio of allowance for estimated
  losses on loans to total
  nonperforming loans(2)..............   164.38%    462.51%    193.82%    325.21%    238.04%    218.10%

------------------------

(1)  Amount is net of the allowance for REO losses.

(2) Excludes loans classified as loss. Loans classified as loss that are excluded from allowance for loan losses were $275,000, $114,000, $47,000,
    $262,000, $213,000 and $145,000 at December 31, 1999, 1998, 1997 and 1996
    and at June 30, 1996 and 1995, respectively. Loans classified as loss that are excluded from total nonperforming loans were $0, $0, $35,000, $45,000, $167,000 and $141,000 at December 31, 1999, 1998, 1997 and 1996 and at
    June 30, 1996 and 1995, respectively.

    Sterling regularly reviews the collectibility of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is eliminated from income at that time. Loans may be placed in nonaccrual status earlier if, in management's judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Additional interest income of $485,000, $159,000 and $258,000 would have been recorded during the years ended December 31, 1999, 1998 and 1997, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $442,000, $194,000 and $311,000 was recorded on these loans during the years ended December 31, 1999, 1998 and 1997, respectively. Sterling's quality control staff also reviews various aspects of loans originated and acquired by Sterling in an effort to ensure compliance with appropriate underwriting criteria. These reviews assist Sterling in monitoring the performance of its personnel and independent appraisers. Sterling's mortgage loan quality control function is intended to conform to guidelines and standards established by FNMA, FHLMC, and, as applicable, other private investors.

    ALLOWANCE FOR LOAN AND REAL ESTATE OWNED LOSSES. Generally, Sterling establishes specific allowances for the difference between the anticipated fair value (market value less selling costs, foreclosure costs and projected holding costs), adjusted for other possible sources of repayment, and the book balance (loan principal and accrued interest or carrying value of REO) of its loans classified as loss and REO. Each classified loan and REO property is reviewed at least monthly. Allowances are established or periodically increased, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers. Management believes that allowances for loan and REO losses are adequate, although there can be no assurance in this regard. See Note 6 of "Notes to Consolidated Financial Statements."

    Management believes that the allowance for loan losses is adequate given the composition and risks of the loan portfolio, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling's allowance for estimated losses on loans for the periods indicated.

                                                   YEARS ENDED             SIX MONTHS ENDED   FISCAL YEARS ENDED
                                                   DECEMBER 31,              DECEMBER 31,          JUNE 30,
                                          ------------------------------   ----------------   -------------------
                                            1999       1998       1997           1996           1996       1995
                                          --------   --------   --------   ----------------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of period..........  $14,623    $ 9,486    $ 8,389         $ 8,366       $ 7,796    $ 6,133
Charge-offs:
    Mortgage--permanent.................     (483)      (252)      (219)           (767)         (752)      (795)
    Mortgage--construction..............     (227)       (28)      (202)             (7)            0          0
    Consumer--direct....................   (1,434)    (1,048)      (999)           (384)         (412)      (220)
    Consumer--indirect..................     (925)      (738)       (29)              0             0          0
    Business banking....................     (103)      (325)      (119)            (19)           (5)        (9)
                                          -------    -------    -------         -------       -------    -------
Total charge-offs.......................   (3,172)    (2,391)    (1,568)         (1,177)       (1,169)    (1,024)
                                          -------    -------    -------         -------       -------    -------
Recoveries:
    Mortgage--permanent.................       16         34         58              30            23         61
    Consumer--direct....................       76        106         96              41            49         27
    Consumer--indirect..................      152         42          6               0             0          0
    Business banking....................        8         21         23               8            24          5
                                          -------    -------    -------         -------       -------    -------
Total recoveries........................      252        203        183              79            96         93
                                          -------    -------    -------         -------       -------    -------
Net charge-offs.........................   (2,920)    (2,188)    (1,385)         (1,098)       (1,073)      (931)
Provisions for loan losses..............    3,900      5,325      2,482           1,121         1,643      1,642
Allowance for losses on assets
  acquired..............................        0      2,000          0               0             0        952
                                          -------    -------    -------         -------       -------    -------
Balance at end of period................  $15,603    $14,623    $ 9,486         $ 8,389       $ 8,366    $ 7,796
                                          =======    =======    =======         =======       =======    =======
Allowances allocated to loans classified
  as loss...............................  $   275    $   114    $    47         $   262       $   213    $   145
Ratio of net charge-offs to average
  loans outstanding during the period...     0.17%      0.17%      0.13%           0.11%         0.10%      0.09%

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

                                                                            DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                            1999                    1998                    1997                    1996
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                                LOANS IN                LOANS IN                LOANS IN                LOANS IN
                                                CATEGORY                CATEGORY                CATEGORY                CATEGORY
                                                  AS A                    AS A                    AS A                    AS A
                                               PERCENTAGE              PERCENTAGE              PERCENTAGE              PERCENTAGE
                                                OF TOTAL                OF TOTAL                OF TOTAL                OF TOTAL
                                                 GROSS                   GROSS                   GROSS                   GROSS
                                     AMOUNT      LOANS       AMOUNT      LOANS       AMOUNT      LOANS       AMOUNT      LOANS
                                    --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage--permanent...............  $ 4,837        47.2%    $ 4,535        43.5%     $3,800        45.1%     $3,589        49.3%
Mortgage--construction............    3,336        15.9       3,199        15.7       3,108        19.0       2,380        17.6
Consumer--direct..................    2,397        12.4       3,113        15.1         400        12.5         399        12.7
Consumer--indirect................      938         5.2         650         4.4         153         1.7           0         0.0
Business banking..................    3,595        19.3       2,626        21.3       1,200        21.7       1,196        20.4
Unallocated.......................      500         N/A         500         N/A         825         N/A         825         N/A
                                    -------       -----     -------       -----      ------       -----      ------       -----
                                    $15,603       100.0%    $14,623       100.0%     $9,486       100.0%     $8,389       100.0%
                                    =======       =====     =======       =====      ======       =====      ======       =====

                                                      JUNE 30,
                                    ---------------------------------------------
                                            1996                    1995
                                    ---------------------   ---------------------
                                                LOANS IN                LOANS IN
                                                CATEGORY                CATEGORY
                                                  AS A                    AS A
                                               PERCENTAGE              PERCENTAGE
                                                OF TOTAL                OF TOTAL
                                                 GROSS                   GROSS
                                     AMOUNT      LOANS       AMOUNT      LOANS
                                    --------   ----------   --------   ----------
                                               (DOLLARS IN THOUSANDS)
Mortgage--permanent...............   $3,462        54.2%     $3,754        71.5%
Mortgage--construction............    1,969        15.5       1,369         9.5
Consumer--direct..................      465        12.1         422        10.0
Consumer--indirect................        0         0.0           0         0.0
Business banking..................    1,075        18.2         856         9.0
Unallocated.......................    1,395         N/A       1,395         N/A
                                     ------       -----      ------       -----
                                     $8,366       100.0%     $7,796       100.0%
                                     ======       =====      ======       =====

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

    Investments and MBS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Unrealized gains and losses on such investments and MBS are not reported in the Consolidated Financial Statements, as these investments and MBS are held for investment purposes. See "Management's Discussion and Analysis--Results of Operations--OTHER INCOME" and Note 2 of "Notes to Consolidated Financial Statements."

    Sterling classifies specific investments and MBS as available for sale. Investments classified as available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and are reported net of deferred income tax as a separate component of accumulated comprehensive income
(loss) in shareholders' equity until such investments and MBS mature or are actually sold. These investments and MBS may be sold in response to changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative investments and changes in funding sources and terms.

    At December 31, 1999 and 1998, investments and MBS classified as available for sale were $494.5 million and $566.4 million, respectively. The carrying value of these investments and MBS at December 31, 1999 and 1998 includes an unrealized loss of $13.6 million (net of a $7.3 million related income tax benefit) and an unrealized gain of $788,000 (net of a $424,000 related income tax provision), respectively. The decrease in fair value since December 31, 1998 is primarily due to an increase in long-term interest rates.

    Sterling invests primarily in MBS issued by FHLMC and FNMA and other agency obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and MBS.

    The following table provides the carrying values, contractual maturities and weighted average yields of Sterling's investment and MBS portfolio at December 31, 1999.

                                                                      MATURITY
                                              --------------------------------------------------------
                                              LESS THAN     ONE TO      FIVE TO    OVER TEN
                                              ONE YEAR    FIVE YEARS   TEN YEARS    YEARS      TOTAL
                                              ---------   ----------   ---------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
MBS
  Balance...................................   $  275      $  5,823     $27,286    $309,927   $343,311
  Weighted average yield....................     6.99%         7.12%       6.19%       6.72%      6.68%
U.S. government and agency obligations
  Balance...................................   $    0      $ 90,735     $    95    $      0   $ 90,830
  Weighted average yield....................     0.00%         6.07%       6.00%       0.00%      6.07%
FHLB Seattle stock
  Balance...................................   $    0      $      0     $     0    $ 34,767   $ 34,767
  Weighted average yield(1).................     0.00%         0.00%       0.00%       7.25%      7.25%
Municipal bonds(2)
  Balance...................................   $1,741      $  7,688     $ 1,444    $      0   $ 10,873
  Weighted average yield....................     4.19%         4.65%       4.45%       0.00%      4.55%
Other(3)
  Balance...................................   $    0      $      0     $     0    $ 25,949   $ 25,949
  Weighted average yield....................     0.00%         0.00%       0.00%       7.60%      7.60%

Total carrying value........................   $2,016      $104,246     $28,825    $370,643   $505,730
Weighted average yield......................     4.57%         6.03%       6.10%       6.83%      6.61%

------------------------

(1) The weighted average yield on Federal Home Loan Bank of Seattle ("FHLB Seattle") stock is based upon the dividends received for the year ended
    December 31, 1999.

(2) The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.

(3)  Other investments relate primarily to trust-preferred securities.

    The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling's investment and MBS portfolio at the dates indicated.

                                                         DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
MBS...........................................  $343,311   $405,725   $477,513
U.S. government and agency obligations........    90,830    112,906    169,749
FHLB Seattle stock............................    34,767     32,318     29,949
Municipal bonds...............................    10,873     13,047     13,033
Other.........................................    25,949     22,409        695
                                                --------   --------   --------
    Total.....................................  $505,730   $586,405   $690,939
                                                ========   ========   ========
Available for sale............................   494,483   $566,372   $666,476
Held to maturity..............................    11,247     20,033     24,463
                                                --------   --------   --------
    Total.....................................  $505,730   $586,405   $690,939
                                                ========   ========   ========
Weighted average yield........................      6.61%      6.16%      6.55%

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

    With the exception of certain promotional CDs and variable-rate 18-month Individual Retirement Account ("IRA") certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

    Sterling supplements its retail deposit gathering by soliciting funds from public entities. Public funds were 8.2% and 6.4% of deposits at December 31, 1999 and 1998, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had no brokered deposits at December 31, 1999 or 1998.

    The primary retail deposit vehicles being utilized by Sterling's customers are CDs with terms of one year or less, regular savings accounts, money market accounts and negotiable order of withdrawal ("NOW") accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated.

                                                               YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------
                                                1999                     1998                     1997
                                        ---------------------   -----------------------   ---------------------
                                                     WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                   AVERAGE                 AVERAGE
                                         AVERAGE     INTEREST     AVERAGE     INTEREST     AVERAGE     INTEREST
                                         BALANCE       RATE       BALANCE       RATE       BALANCE       RATE
                                        ----------   --------   -----------   ---------   ----------   --------
                                                                (DOLLARS IN THOUSANDS)
Certificates of deposit...............  $  866,461     5.14%    $  791,311      5.46%     $  655,120     5.70%
Regular savings accounts and money
  market accounts.....................     428,710     3.38        351,759      3.62         246,218     3.89
Checking accounts:
  NOW accounts........................     189,207     1.02        145,335      1.14          81,985     1.38
Noninterest-bearing demand accounts...     111,017     0.00         72,828      0.00          29,569     0.00
                                        ----------              ----------                ----------
                                        $1,595,395     3.82%    $1,361,233      4.23%     $1,012,892     4.74%
                                        ==========              ==========                ==========

    The following table shows the amounts and maturities of CDs that had balances of $100,000 or more at December 31, 1999.

                   (DOLLARS IN THOUSANDS)
Remaining maturity:
Less than three months............................  $131,717
Three to six months...............................    64,234
Six to 12 months..................................    80,568
Over 12 months....................................    41,248
                                                    --------
                                                    $317,767
                                                    ========

    The following table presents the types of deposit accounts offered by Sterling Savings Bank and the balance in such accounts.

                                                                                 DECEMBER 31, 1999
                                                                 --------------------------------------------------
                                                                                         PERCENTAGE
        MINIMUM                                                  MINIMUM                  OF TOTAL    INTEREST RATE
          TERM                          CATEGORY                 BALANCES     AMOUNT      DEPOSITS       OFFERED
------------------------  -------------------------------------  --------   ----------   ----------   -------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT MINIMUM AMOUNTS)
Transaction Accounts:
None                      NOW checking.........................  $   100    $  186,012      11.5          1.24%
None                      Commercial checking..................      100       104,005       6.4          0.00
None                      Regular savings......................      100        84,526       5.2          1.50
None                      Money market demand..................    2,500       326,133      20.2          1.24
                                                                            ----------     -----
                                                                               700,676      43.3
                                                                            ----------     -----
Certificates of Deposit:
3 months                  Fixed term, fixed rate...............      500         4,712       0.3          4.59
6 months                  Fixed term, fixed rate...............      500        46,945       2.9          4.87
9 months                  Fixed term, adjustable rate..........    5,000        13,215       0.8          4.46
12 months                 Fixed term, fixed rate...............      500       279,720      17.3          5.22
12 months                 Fixed term, fixed rate(1)............    5,000           155       0.0           N/A
12 months                 Fixed term, adjustable rate(1).......      500             4       0.0           N/A
12 months                 Fixed term, adjustable rate(1).......    5,000         1,530       0.1           N/A
15 months                 Fixed term, adjustable rate..........    5,000        98,901       6.1          5.60
18 months                 Fixed term, fixed rate...............      500        43,324       2.7          5.22
24 months                 Fixed term, fixed rate...............      500       101,293       6.3          5.51
36 months                 Fixed term, fixed rate...............      N/A        61,421       3.8          5.84
36 months                 Zero coupon, fixed term(1)...........      N/A             5       0.0           N/A
18 months                 Variable rate, IRA...................      100         8,255       0.5          6.26
18 months                 Fixed rate, IRA......................      500         2,132       0.1          5.13
36 months                 Variable rate, IRA...................    2,000        13,503       0.8          5.13
7 days                    Fixed term, fixed rate...............    5,000         2,259       0.1          3.54
7 days                    Mini-jumbos..........................   80,000        18,677       1.2          5.45
7 days                    Jumbos...............................  100,000       220,641      13.7          5.55
                                                                            ----------     -----
                                                                               916,692      56.7
                                                                            ----------     -----
Total deposits.................................................             $1,617,368     100.0
                                                                            ==========     =====

                                          DECEMBER 31, 1998
                          --------------------------------------------------
                                                  PERCENTAGE
        MINIMUM           MINIMUM                  OF TOTAL    INTEREST RATE
          TERM            BALANCES     AMOUNT      DEPOSITS       OFFERED
------------------------  --------   ----------   ----------   -------------
                            (DOLLARS IN THOUSANDS, EXCEPT MINIMUM AMOUNTS)
Transaction Accounts:
None                      $   100    $  193,114      12.5          1.39%
None                          100       104,176       6.7          0.00
None                          100       102,927       6.7          1.50
None                        2,500       330,251      21.4          1.00
                                     ----------     -----
                                        730,468      47.3
                                     ----------     -----
Certificates of Deposit:
3 months                      500         5,783       0.4          3.97
6 months                      500        87,086       5.6          4.35
9 months                    5,000        38,725       2.5          4.41
12 months                     500       260,444      16.8          4.65
12 months                   5,000           257       0.0          2.75
12 months                     500             3       0.0           N/A
12 months                   5,000         2,426       0.2          4.27
15 months                   5,000        35,575       2.3          4.31
18 months                     500        67,239       4.3          4.51
24 months                     500       116,739       7.5          4.41
36 months                     N/A        21,352       1.4          4.41
36 months                     N/A            19       0.0           N/A
18 months                     100         7,454       0.5          5.20
18 months                     500         2,949       0.2          4.51
36 months                   2,000        13,701       0.9          4.31
7 days                      5,000         1,841       0.1          3.15
7 days                     80,000         5,369       0.4          4.60
7 days                    100,000       147,995       9.6          4.70
                                     ----------     -----
                                        814,957      52.7
                                     ----------     -----
Total deposits..........             $1,545,425     100.0
                                     ==========     =====

------------------------------

(1)  Not currently offered.

    The following table sets forth the composition of Sterling's deposit accounts at the dates indicated.

                                                                     DECEMBER 31,
                                                   -------------------------------------------------
                                                            1999                      1998
                                                   -----------------------   -----------------------
                                                                PERCENTAGE                PERCENTAGE
                                                                 OF TOTAL                  OF TOTAL
                                                     AMOUNT      DEPOSITS      AMOUNT      DEPOSITS
                                                   ----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
NOW checking.....................................  $  186,012       11.5     $  193,114       12.5
Commercial checking..............................     104,005        6.4        104,176        6.7
Regular savings..................................      84,526        5.2        102,927        6.7
Money market demand..............................     326,133       20.2        330,251       21.4

Variable-rate certificates:
9-36 months......................................     135,408        8.4         97,884        6.3

Fixed-rate certificates:
1-11 months......................................     293,234       18.1        248,074       16.1
12-35 months.....................................     426,624       26.4        447,628       28.9
36-240 months....................................      61,426        3.8         21,371        1.4
                                                   ----------      -----     ----------      -----
Total deposits...................................  $1,617,368      100.0     $1,545,425      100.0
                                                   ==========      =====     ==========      =====

    Substantially all of Sterling's depositors are residents of the states of Washington, Idaho, Montana and Oregon. Sterling is a member of The Exchange, an automated teller machine ("ATM") system that allows participating customers to deposit or withdraw funds from NOW accounts, money market demand accounts and savings accounts throughout the United States and Canada. Sterling is also a member of the Plus System ATM network, with numerous locations in the United States and internationally. Sterling has 56 ATMs to better serve customers in those markets. Customers also can access the system through ATMs operated by other financial institutions.

    BORROWINGS. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. See "Management's Discussion and Analysis--Liquidity and Sources of Funds."

    The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the "FHL Banks") each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to savings institutions. As a member, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling's loans outstanding and advances from the FHLB Seattle. At December 31, 1999, Sterling exceeded its FHLB Seattle stock ownership requirement. The stock of the FHLB Seattle always has been redeemable at par value, but there can be no assurance that this always will be the case.

    As a member of the FHLB Seattle, Sterling is authorized to apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness are met. Each credit program has its own interest rate and range of maturities. At December 31, 1999, Sterling had advances totaling $490.5 million from the FHLB Seattle which mature from 2000 through 2015 at interest rates ranging from 4.42% to 8.40%. See "Management's Discussion and Analysis--Liquidity and Sources of Funds" and Note 9 of "Notes to Consolidated Financial Statements."

    Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $179.5 million and $195.1 million in reverse repurchase agreements outstanding at December 31, 1999 and 1998, respectively. Sterling enters into short-term repurchase agreements with selected retail customers. The balance of such short-term repurchase agreements was $6.2 million at December 31, 1999. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "Management's Discussion and Analysis--Asset and Liability Management," "Management's Discussion and Analysis--Liquidity and Sources of Funds" and Note 10 of "Notes to Consolidated Financial Statements."

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

    In May 1999, Sterling issued $30.0 million of Floating Rate Notes Due 2006. Interest accrues at the 90-day London Interbank Offering Rate ("LIBOR") Index plus 2.50% (7.95% until March 15, 2000) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

    In June 1999, Sterling redeemed the outstanding balance of its 8.75% Subordinated Notes Due 2000, including accrued interest thereon, in the aggregate amount of $17.4 million. Sterling incurred a charge of approximately $97,000 upon early extinguishment of these notes.

    In addition to the borrowings described above, at December 31, 1999 Sterling had a $50.0 million non-revolving variable-rate line of credit from KeyBank National Association ("KeyBank"), of which $40.0 million was outstanding at December 31, 1999. This line of credit matures on May 31, 2001. Interest accrues at the 30-day LIBOR plus 2.00% (7.63% at December 31, 1999) and is payable monthly. Sterling also has a $5.0 million revolving line-of-credit agreement with KeyBank which matures on June 1, 2000. The interest rate is adjustable monthly at KeyBank's prime interest rate (8.50% at December 31, 1999). These lines of credit are secured by all of the stock of Sterling Savings Bank.

    Sterling Savings Bank has an unsecured $10.0 million line-of-credit agreement from KeyBank. Advances under the line of credit accrue interest at KeyBank's federal funds rate plus an incremental negotiated rate (4.88% at December 31, 1999) and the line matures in April 2000. Management expects that the line of credit will be renewed at that time on substantially the same terms, although there can be no assurance in this regard. No amounts were outstanding on this line of credit at December 31, 1999 and 1998.

    The following table sets forth certain information regarding Sterling's short-term borrowings as of and for the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Maximum amount outstanding at any month-end during the
  period:
  Short-term reverse repurchase agreements..................  $ 52,060   $336,734   $273,573
  Short-term advances.......................................   158,900    353,879    353,847

Average amount outstanding during the period:
  Short-term reverse repurchase agreements..................    43,574    123,659    185,698
  Short-term advances.......................................    96,669    198,042    207,931

Weighted average interest rate paid during the period:
  Short-term reverse repurchase agreements..................      5.14%      5.56%      5.68%
  Short-term advances.......................................      5.92%      6.08%      5.90%

Weighted average interest rate paid at end of period:
  Short-term reverse repurchase agreements..................      5.07%      5.58%      5.71%
  Short-term advances.......................................      6.03%      5.96%      5.99%

    The following table sets forth certain information concerning Sterling's outstanding borrowings.

                                                                    DECEMBER 31,
                                           ---------------------------------------------------------------
                                                  1999                  1998                  1997
                                           -------------------   -------------------   -------------------
                                            AMOUNT       %        AMOUNT       %        AMOUNT       %
                                           --------   --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
FHLB Seattle advances:
  Short-term.............................  $158,900     20.4     $ 95,000     15.6     $353,847     49.7
  Long-term..............................   331,603     42.5      224,540     36.7      106,238     14.9
Securities sold subject to reverse
  repurchase agreements:
  Short-term.............................    33,715      4.3       49,274      8.1      180,077     25.3
  Long-term..............................   145,800     18.7      145,800     23.8            0      0.0
8.75% Subordinated Notes.................         0      0.0       17,240      2.8       17,240      2.4
Floating Rate Note.......................    30,000      3.9            0      0.0            0      0.0
Advances under line of credit............    40,000      5.1       40,000      6.5            0      0.0
Trust Preferred Securities...............    40,000      5.1       40,000      6.5       40,000      5.6
Term note payable........................         0      0.0            0      0.0       15,000      2.1
                                           --------    -----     --------    -----     --------    -----
Total borrowings.........................  $780,018    100.0     $611,854    100.0     $712,402    100.0
                                           ========    =====     ========    =====     ========    =====
Weighted average interest rate...........               5.82%                 5.71%                 6.25%

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

    STERLING FINANCIAL CORPORATION

       (1) Tri-Cities Mortgage Corporation was obtained as part of an acquisition in April 1988. The corporation's principal asset is a 99.5% partnership interest in Renton Plaza Investors (a partnership which owns a five-story office building in Renton, Washington). See "Lending Activities--MAJOR REAL ESTATE OWNED."

       (2) Sterling Capital Trust I was organized in May 1997 as a Delaware business trust. Sterling owns all the common equity of the Trust. The sole asset of the Trust is the Junior Subordinated Debentures issued by Sterling.

    STERLING SAVINGS BANK

       (1) Fidelity Service Corporation was organized in 1983 to acquire and sell real and personal property in eastern Washington and Idaho. The corporation's assets consist principally of land and equipment used by Sterling Savings Bank.

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

    The Gramm-Leach-Bliley Act (the "GLBA"), enacted in November 1999, allows securities firms and insurance companies to enter the financial services market for the first time since the depression era. The GLBA permits the creation of financial holding companies which may act as financial "supermarkets" allowing customers "one stop shopping" for financial services. The entry of securities and insurance firms into Sterling's industry will likely increase pricing pressures and competition for market share.

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

PERSONNEL

    As of December 31, 1999, Sterling, including its subsidiaries, had 817 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes its relationship with its employees is excellent.

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

    SAVINGS AND LOAN HOLDING COMPANY REGULATION. Sterling is registered as a savings and loan holding company under the Home Owners' Loan Act (the "HOLA"). The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the "QTL Test"). Sterling presently controls only one savings and loan association, Sterling Savings Bank, which at December 31, 1999 met the QTL Test.

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

    THE GRAMM-LEACH-BLILEY ACT. In November 1999, the United States Congress passed and the President signed the Gramm-Leach-Bliley Act (the "GLBA"). The GLBA is also known as the Financial Services Modernization Act due to its sweeping overhaul of the financial services industry. Enactment of the GLBA allows banks, securities firms and insurance companies to affiliate. Now financial institutions can act as financial "supermarkets" offering customers "one stop shopping" for bank accounts, insurance policies and securities transactions. This sweeping legislation is divided into seven titles:

    Title I--Financial Affiliations. Title I permits affiliations between banks, securities firms and insurance companies. Financial organizations are, subject to certain conditions, able to create new financial affiliations via a holding company structure or financial subsidiaries. A bank holding company can now qualify as a financial holding company and expand the variety of its services, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on its last Community Reinvestment Act ("CRA") examination.

    Title II--Functional Regulation. Title II outlines the securities industry reform. Prior to the GLBA, the Securities and Exchange Commission ("SEC") regulations provided broad exceptions for the securities activities of banks. Under the GLBA, these broad exceptions have been replaced with more limited exceptions. Therefore, under GLBA, banks may now be required to register with the SEC in order to provide securities-like services. For example, banks that advise mutual funds must register with the SEC as investment advisers. Additionally, banks that sell mutual funds must clearly advise customers that the funds are not FDIC insured. The GLBA directs the SEC and the Fed to work together to establish rules for future hybrid financial products. The GLBA also creates a new organization, the investment bank holding company, that is to be supervised by the SEC.

    Title III--Insurance. Title III maintains current state regulation of insurance activities, including those activities engaged in by federally-chartered banks. The GLBA offers reform in that: (a) states may not prohibit banks and their affiliates from engaging in insurance activities; (b) a mutual insurance company may move to another state and reorganize into a mutual holding company or stock company; (c) states are encouraged to work together in creating uniform or reciprocal licensing requirements for insurance agent licensing.

    Title IV--Unitary Thrifts. Title IV provides that commercial enterprises are prohibited from acquiring or creating new unitary thrift holding companies like Sterling.

    Title V--Privacy. Title V provides customers with greater financial privacy by requiring financial institutions to safeguard their nonpublic personal information. Financial institutions must advise customers of their policies regarding the sharing of nonpublic personal information with non-affiliated third parties and allow customers to "opt-out" of such sharing (subject to several exceptions related largely to processing customer-initiated transactions and compliance with current law.) While draft regulations have been published, interim regulations have not yet been promulgated. Such regulations are expected by May 2000. Sterling is reviewing its policies and procedures in light of the GLBA and continues to await the promulgation of implementing regulations.

    Title VI--FHLB System Modernization. Title VI provides the Federal Home Loan Bank ("FHLB") system with increased access to funds for small business and agricultural lending, while improving the capital structure for the FHLB system.

    Title VII--ATM Reform and Community Investment Act. Title VII makes reforms in two areas. First, it is now required that automated teller machine operators who impose a fee for the use of an ATM by a non-customer disclose the surcharge both on a sign placed on the ATM machine and as part of a on-screen display or by providing paper notice to the customer. The customer must be able to terminate the transaction rather than incur the surcharge. Second, agreements relating to "fulfillment" of the CRA requirements between an insured depository institution and a nongovernmental entity must be disclosed to the public and the governing federal banking agencies. Additionally, community groups that receive funds from banks in excess of certain thresholds now must disclose how those funds are used.

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

    Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is "well capitalized" if its total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) is 10% or more, its Tier 1 risked-based capital ratio (the ratio of Tier 1 core capital to risk-weighted assets) is 6% or more, its leverage ratio (the ratio of core capital to total assets) is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At
December 31, 1999, Sterling Savings Bank met the standards for a "well capitalized" institution.

    An institution which is "undercapitalized" must submit a capital restoration plan to the OTS. The plan may be approved only if the OTS determines it is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. The institution's performance under the plan must be guaranteed by any company which controls the institution, up to a maximum of 5% of the institution's assets. The OTS also may require an undercapitalized institution to take various actions deemed appropriate to minimize the potential losses to the deposit insurance fund. Institutions that are "significantly undercapitalized" or "critically undercapitalized" are subject to additional sanctions.

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

    REGULATORY CAPITAL REQUIREMENTS. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings Bank. Such capital standards require that savings associations maintain (i) tangible capital of not less than 1.5% of adjusted total assets, (ii) core capital of not less than 3.0% of adjusted total assets and (iii) risk-based capital of not less than 8.0% of risk-weighted assets. As of December 31, 1999, Sterling Savings Bank met all regulatory capital requirements. For additional information, see "Management's Discussion and Analysis--Liquidity and Sources of Funds" and "Management's Discussion and Analysis--Capital Resources."

    TANGIBLE CAPITAL. Tangible capital consists of common shareholders' equity, including retained earnings; non-cumulative perpetual preferred stock; certain non-withdrawable and pledged deposits; and minority interests in equity accounts of fully consolidated subsidiaries. In calculating tangible capital, certain items must be deducted. These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged as of April 1989 in activities which were permissible for national banks. With respect to purchased mortgage servicing rights, the amount that qualifies to be included in tangible capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost or (c) the current amortized book value. See "Lending Activities--CLASSIFIED ASSETS, REAL ESTATE OWNED AND DELINQUENT LOANS," "--MAJOR REAL ESTATE OWNED" and "Subsidiaries."

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

    Both core capital and "supplementary capital" may be used to meet the risk-based capital requirement, although supplementary capital cannot be used in an amount greater than 100% of core capital. For purposes of the risk-based capital requirement, supplementary capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual or mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock, commitment notes and certain grandfathered mandatory redeemable preferred stock (although the amount included declines as the instrument approaches maturity), and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The risk-based capital requirement was equal to 8.0% of risk-weighted assets at December 31, 1999.

    The following tables set forth Sterling Savings Bank's core, Tier 1-risk-based and total risk-based capital positions as reported on the quarterly Thrift Financial Report at December 31, 1999 and 1998. See "Management's Discussion and Analysis--Capital Resources."

                                                                        DECEMBER 31,
                                                          -----------------------------------------
                                                                 1999                  1998
                                                          -------------------   -------------------
                                                                     CORE CAPITAL RATIO
                                                          -----------------------------------------
                                                          DOLLARS    RATIO(1)   DOLLARS    RATIO(1)
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Total shareholders' equity..............................  $211,184     8.47%    $206,008     9.17%
Adjustment:
  Unrealized losses (gains) on securities...............    13,553     0.54         (788)   (0.04)
Less:
  Intangibles...........................................    55,488     2.23       61,180     2.72
  Excess qualifying purchased mortgage loan servicing...         7     0.00           18     0.00
  Investment in non-includable subsidiaries.............       353     0.01          353     0.02
                                                          --------     ----     --------    -----
Total core capital......................................   168,889     6.77      143,669     6.39
Core capital requirement................................    99,738     4.00       89,900     4.00
                                                          --------     ----     --------    -----
Core capital excess.....................................  $ 69,151     2.77%    $ 53,769     2.39%
                                                          ========     ====     ========    =====

                                                           CORE (TIER 1) RISK-BASED CAPITAL RATIO
                                                          -----------------------------------------
                                                          DOLLARS    RATIO(1)   DOLLARS    RATIO(1)
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Total core (Tier 1) capital.............................  $168,889     9.50%    $143,669     9.40%
Core (Tier 1) risk-based capital requirement............    71,099     4.00       61,127     4.00
                                                          --------     ----     --------     ----
Core (Tier 1) risk-based capital excess.................  $ 97,790     5.50%    $ 82,542     5.40%
                                                          ========     ====     ========     ====

                                                                  TOTAL RISK-BASED CAPITAL
                                                          -----------------------------------------
                                                          DOLLARS    RATIO(1)   DOLLARS    RATIO(1)
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Total core (Tier 1) capital.............................  $168,889     9.50%    $143,669     9.40%
General valuation allowances............................    15,329     0.86       14,508     0.95
Assets required to be deducted..........................         0     0.00         (804)   (0.05)
                                                          --------    -----     --------    -----
Total risk-based capital................................   184,218    10.36      157,373    10.30
Risk-based capital requirement..........................   142,199     8.00      122,254     8.00
                                                          --------    -----     --------    -----
Risk-based capital excess...............................  $ 42,019     2.36%    $ 35,119     2.30%
                                                          ========    =====     ========    =====

------------------------

(1) Ratio of core capital to adjusted total assets for core capital ratio and ratio of core and total capital to risk-weighted assets for Tier 1 risk-based and total risk-based capital.

    The OTS has adopted a regulation that adds an IRR component to the risk-based capital requirement for savings institutions like Sterling Savings Bank. The OTS may waive or defer inclusion of the IRR component on a case-by-case basis. Under the rule, institutions meeting or exceeding a base level of interest rate exposure must deduct an IRR component from the total capital available to meet their risk-based capital requirement. That deduction is equal to one-half of the difference between the institution's actual measured exposure and the base level of exposure. The institution's actual measured IRR is expressed as the change that occurs in its net present value ("NPV") as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. The base level of IRR, which would require inclusion of a capital component, is defined as a decline in NPV which exceeds 2.0% of an institution's assets expressed in terms of economic value. Using a computer model, the OTS will calculate changes in each institution's NPV based on financial data the institution submits on its Thrift Financial Report. The OTS then will advise each institution of its required IRR deduction. The OTS, using December 31, 1999 financial information, has calculated that no IRR component deduction is required to be added to Sterling Savings Bank's risk-based capital.

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

    The OTS also may require any savings association not in compliance with capital standards (including any individual minimum capital requirement) to comply with a capital directive issued by the OTS. Such a capital directive may order the savings association to (a) achieve its minimum capital requirements by a specified date; (b) adhere to a compliance schedule for achieving its minimum capital requirements; (c) submit and adhere to a capital plan acceptable to the OTS and/or (d) take other actions, including reducing its assets or rate of liability growth and/or restricting its payment of dividends in order to reach the required capital levels. The OTS, by such capital directive, enforcement proceedings or otherwise, may require an association not in compliance with the capital requirements to (i) increase the amount of its regulatory capital to a specified level; (ii) convene a meeting with the OTS supervision staff for the purpose of accomplishing the objectives of the regulations; (iii) reduce or limit the rate of interest that may be paid on savings accounts; (iv) limit the receipt of deposits to those made to existing accounts; (v) cease or limit lending or the making of a particular loan or category of loan; (vi) cease or limit the purchase of loans or the making of specified other investments;
(vii) limit operational expenditures to specific levels; (viii) increase liquid assets and maintain such increased liquidity at specified levels or (ix) take such other action or actions as the OTS may deem necessary or appropriate for the safety and soundness of the savings association or the protection of its depositors. The material failure of a savings association to comply with any plan, regulation, written agreement, order or directive issued will be treated as an unsafe or unsound practice which could result in the imposition of certain penalties or sanctions, including but not limited to the assessment of civil monetary penalties, the issuance of a cease and desist order or the appointment of a conservator or receiver.

    Any savings association which does not meet its regulatory capital requirements may not accept, without a written waiver from the OTS, brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5.0% of the association's total deposits. In addition, the FDIC prohibits, with certain exceptions, an "insolvent institution" from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution which does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution. Sterling had no brokered deposits at December 31, 1999 or 1998.

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

    Deposits insured by SAIF are currently assessed at the rate of zero for well-capitalized institutions displaying little risk to the SAIF to $0.27 per $100 of domestic deposits for undercapitalized institutions displaying high risk. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of insured deposits.

    The Financing Corporation ("FICO"), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation. Outstanding FICO bonds, which are 30-year noncallable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019. The FICO has assessment authority separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The FICO assessment rate, currently $0.02 per $100 of deposits, is adjusted quarterly.

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

    LIQUIDITY. All savings associations, including Sterling Savings Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4.0%. In addition to meeting the required liquid asset ratio, savings associations, including Sterling Savings Bank, must maintain sufficient liquidity to ensure safe and sound operations. Sterling Savings Bank's liquidity ratios at December 31, 1999 and 1998 were 9.1% and 11.5%, respectively.

    LOANS-TO-ONE-BORROWER. Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event). OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. In addition, institutions which meet applicable capital requirements may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 30% of the institution's unimpaired capital and unimpaired surplus, subject to certain conditions. At December 31, 1999, Sterling's loans-to-one-borrower limit was $27.6 million, which management believes is adequate to allow for loan originations.

    QUALIFIED THRIFT LENDER. Under the QTL Test, as revised by FDICIA, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in "qualified thrift investments" on a monthly average basis in nine out of every twelve months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing. At December 31, 1999, Sterling's qualified thrift investments were 69.9% of portfolio assets. An institution's failure to remain a qualified thrift lender ("QTL") may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions; (3) loss of borrowing privileges at the FHLB Seattle and (4) limitations on the payment of dividends.

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

    RESTRICTIONS ON ACTIVITIES OF STATE-CHARTERED ASSOCIATIONS. FIRREA prohibits a state-chartered savings association from engaging in any type of activity or any activity in an amount that is not permissible for a federal savings association unless (i) the FDIC has determined that such activity poses no threat to the insurance fund and (ii) the savings association continues to be in compliance with applicable capital requirements. If the FDIC determines that the amount of such activity does not pose a significant threat to the insurance fund, an association which is in compliance with applicable capital requirements may engage in activities in an amount greater than that permissible for a federal savings association. FIRREA also prohibits a state-chartered savings association from acquiring or retaining any equity investment (other than shares in certain service corporations) of a type or in an amount not permissible for a federal savings association. A savings association must divest any such equity investment as quickly as can be prudently done. Pursuant to applicable equity investment rules, Sterling has excluded its investment in assets totaling $353,000 from its calculation of risk-based capital as of December 31, 1999. Sterling is actively marketing these properties. See "Subsidiaries."

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

    FEDERAL TAXATION. Sterling is subject to federal income taxation under the Internal Revenue Code of 1986 as amended, in the same manner as other corporations. Sterling files consolidated federal income tax returns on the accrual basis. See Note 12 of "Notes to Consolidated Financial Statements."

    STATE LAW AND REGULATION. Sterling Savings Bank is a Washington State-chartered institution and is subject to regulation by the Washington Supervisor, which conducts regular examinations to ensure that Sterling Savings Bank's operations and policies conform with sound industry practice. The liquidity and other requirements set by the Washington Supervisor are generally no stricter than the liquidity and other requirements set by the OTS. State law regulates the amount of credit that can be extended to any one person or marital community and the amount of money that can be invested in any one property. Without the Washington Supervisor's approval, Sterling Savings Bank currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings Bank's total assets. State law also regulates the types of loans Sterling Savings Bank can make. Without the Washington Supervisor's approval, Sterling Savings Bank cannot currently invest more than 10% of its total assets in other corporations. Sterling Savings Bank also operates branches within the states of Oregon, Idaho and Montana and therefore is also subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance and the Montana Department of Finance.

ITEM 2. PROPERTIES

    Sterling Savings Bank owns 44 branches and leases 14 branches in Washington, owns 5 branches in Oregon, owns 9 branches and leases 2 branches in Idaho and owns 3 branches in Montana. Action Mortgage leases four residential loan production branches (one in Washington, one in Oregon and two in Idaho). INTERVEST leases one office in Washington and leases one office in Oregon. These branches and offices range in size from 500 to 105,000 square feet and have a total net book value, including leasehold improvements and furniture and fixtures, of $52.6 million at December 31, 1999. Leases on these properties expire between January 1, 2000 and December 31, 2014. Sterling believes it will be able to renew the leases or obtain comparable leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S STOCK AND RELATED SHAREHOLDER MATTERS

    Sterling has outstanding one class of Common Stock. As of February 29, 2000, there were 8,099,028 shares of Common Stock outstanding. As of February 29, 2000, the Common Stock was owned by 825 Shareholders of record. The Common Stock is quoted on the Nasdaq National Market under the symbol "STSA." For information concerning the payment of dividends, see "Business--Regulation--REGULATORY CAPITAL REQUIREMENTS," "Management's Discussion and Analysis--Liquidity and Sources of Funds" and Note 25 of "Notes to Consolidated Financial Statements."

    The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated.

                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 1999:
  Fourth quarter............................................   $13.38     $11.00
  Third quarter.............................................    16.38      13.00
  Second quarter............................................    16.88      13.25
  First quarter.............................................    17.50      15.00

Year ended December 31, 1998:
  Fourth quarter............................................   $18.88     $13.50
  Third quarter.............................................    23.63      14.25
  Second quarter............................................    28.25      21.88
  First quarter.............................................    26.50      19.75

ITEM 6. SELECTED FINANCIAL DATA(1)

                                                  YEARS ENDED                SIX MONTHS ENDED       FISCAL YEARS ENDED
                                                 DECEMBER 31,                  DECEMBER 31,              JUNE 30,
                                       ---------------------------------   ---------------------   ---------------------
                                         1999        1998        1997        1996        1995        1996        1995
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income......................  $ 177,374   $ 155,763   $ 135,885   $  59,916   $  59,874   $ 117,799   $ 111,815
Interest expense.....................   (102,004)    (96,558)    (88,077)    (38,626)    (41,785)    (80,172)    (74,108)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net interest income..................     75,370      59,205      47,808      21,290      18,089      37,627      37,707
Provision for loan losses............     (3,900)     (5,325)     (2,482)     (1,121)       (822)     (1,643)     (1,642)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net interest income after provision
  for loan losses....................     71,470      53,880      45,326      20,169      17,267      35,984      36,065
Other income.........................     13,297      12,313       9,474       4,775       5,062       9,533      11,640
Merger, acquisition and conversion
  costs..............................          0      (5,464)          0           0           0           0           0
Other operating expenses.............    (64,478)    (50,827)    (38,429)    (25,807)    (16,231)    (33,109)    (32,793)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes....     20,289       9,902      16,371        (863)      6,098      12,408      14,912
Income tax provision.................     (7,470)     (3,679)     (6,152)       (162)     (2,252)     (4,667)     (5,039)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss)....................     12,819       6,223      10,219      (1,025)      3,846       7,741       9,873
Preferred stock dividends declared...          0           0        (940)       (942)       (942)     (1,885)     (1,885)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss) applicable to
  common shares......................  $  12,819   $   6,223   $   9,279   $  (1,967)  $   2,904   $   5,856   $   7,988
                                       =========   =========   =========   =========   =========   =========   =========
Income (loss) per common share:
  Basic..............................  $    1.59   $    0.78   $    1.40   $   (0.33)  $    0.50   $    1.00   $    1.41
  Diluted............................  $    1.57   $    0.76   $    1.25   $   (0.33)  $    0.48   $    0.97   $    1.27
Weighted average common shares
  outstanding:
  Basic..............................  8,083,026   8,027,537   6,634,599   5,955,387   5,830,804   5,840,359   5,682,650
  Diluted............................  8,147,020   8,217,067   8,170,675   8,074,600   7,974,257   8,000,454   7,793,233

Ratios:
Return on average assets.............       0.52%       0.30%       0.58%      (0.13)%      0.48%       0.49%       0.62%
Return on average common
  shareholders' equity...............      10.68        5.42       11.06       (5.67)       7.95        8.07       12.75
Shareholders' equity to total assets
  at end of period...................       4.62        5.14        5.71        6.04        6.29        6.03        5.98
Book value per common share at end of
  period.............................  $   14.54   $   14.77   $   13.80   $   11.78   $   12.44   $   11.39   $   11.90
Net interest margin..................       3.35%       3.05%       2.84%       2.83%       2.35%       2.51%       2.49%
Nonperforming assets to total assets
  at end of period...................       0.65        0.40        0.71        0.41        0.55        0.55        0.56

Operating Cash Performance Ratios:(2)
Operating cash earnings..............  $  16,415   $  13,929   $  11,618   $   4,371   $   4,899   $   9,820   $  12,182
Operating cash earnings per common
  share--diluted.....................  $    2.01   $    1.70   $    1.31   $    0.42   $    0.50   $    0.99   $    1.32
Operating cash return on average
  common shareholders' equity........      13.68%      12.13%      12.72%       9.89%      10.83%      10.93%      16.44%
Operating cash return on average
  assets.............................       0.67        0.66        0.66        0.55        0.61        0.62        0.77
Operating efficiency.................      66.30       64.99       63.17       69.33       62.90       63.14       59.39

                                                  DECEMBER 31,                             JUNE 30,
                                -------------------------------------------------   -----------------------
                                   1999         1998         1997         1996         1996         1995
                                ----------   ----------   ----------   ----------   ----------   ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Financial Position Data:
Total assets..................  $2,546,925   $2,314,587   $1,938,353   $1,594,430   $1,537,813   $1,600,849
Loans receivable..............   1,787,771    1,468,534    1,105,739      970,196      923,494    1,094,468
Mortgage-backed securities....     343,310      405,725      477,513      379,965      403,109      284,424
Investments...................     162,420      180,680      213,426      118,005       86,775       87,146
Deposits......................   1,617,368    1,545,425    1,084,445      952,379      950,317      942,118
FHLB Seattle advances.........     490,503      319,540      460,085      259,626      259,410      352,073
Other borrowings..............     110,000       97,240       72,240       32,240       17,240       17,240
Shareholders' equity..........     117,639      119,017      110,617       96,269       92,686       95,798

Statistical Data:
Number of:
Employees (full-time
  equivalents)................         817          746          525          512          507          517
Offices:
  Full service................          77           77           44           44           44           44
  Loan production.............           8           10            8           10           10           11
Real estate loans.............       6,472        6,877        8,338       10,233       12,306       15,825
Deposit accounts..............     156,197      156,362       88,969       89,350       91,053       90,623

------------------------

(1) Prior periods have been restated to reflect the acquisition of Big Sky Bancorp, Inc. ("Big Sky") on November 13, 1998, which was accounted for as a pooling of interests.

    Sterling changed its fiscal year end from June 30 to December 31, effective December 31, 1996. The selected financial data (except the ratios and statistical data) of Sterling for each of the periods has been derived from Sterling's consolidated financial statements. Such consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, the six months ended December 31, 1996 and the fiscal year ended June 30, 1996 have been audited by PricewaterhouseCoopers LLP. The selected financial data as of and for all other periods presented are derived from unaudited financial statements and reflect the adjustments, all of which are of a normal and recurring nature, which in the opinion of management are considered necessary for a fair presentation of the financial position and results of operations for such periods.

(2) Amounts and ratios exclude intangible amortization and other non-recurring items, including acquisition-related costs and adjustments and one-time
    SAIF assessments, net of related income taxes. Intangible amortization, net of income tax effect, was $3,596, $2,512, $1,399, $1,011, $1,043, $2,079 and
    $2,309 for the years ended December 31, 1999, 1998 and 1997, six months ended December 31, 1996 and 1995 and for the fiscal years ended June 30, 1996 and 1995, respectively. Acquisition-related costs and other adjustments, net of income tax effect, were $5.2 million for the year ended December 31, 1998. One-time SAIF assessments, net of income tax effect, were $4,385 for the six months ended December 31, 1996.

    For the operating efficiency ratios, intangible amortization excluded from operating expenses was $5,692, $3,971, $2,242, $1,590, $1,669, $3,332 and
    $3,487 for the years ended December 31, 1999, 1998 and 1997, six months ended December 31, 1996 and 1995 and for the fiscal years ended June 30, 1996 and 1995, respectively. Acquisition-related costs excluded from operating expenses were $5,464 for the year ended December 31, 1998. One-time SAIF assessments, excluded from operating expenses were $6,145 for the six months ended December 31, 1996. Acquisition-related adjustments included in other income were $581,000 for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Sterling is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank. The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage, INTERVEST and Harbor Financial. Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

    Sterling, with $2.55 billion in total assets at December 31, 1999, attracts FDIC-insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling endeavors to provide personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling originates loans through its branch offices, as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho, and INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

    Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling's revenues are derived primarily from interest earned on loans and MBS, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the OTS, the FDIC and the Washington Supervisor. See "Regulation."

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

NET INTEREST INCOME

    The most significant component of earnings for a financial institution typically is net interest income ("NII"), which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings. Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 1999, 1998 and 1997, the increase in NII was primarily due to an increase in the interest earned on loans coupled with a decrease in the cost of deposits and FHLB Seattle advances.

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

                                                           YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------
                                                   1999                                1998
                                     ---------------------------------   ---------------------------------
                                                   INTEREST   AVERAGE                  INTEREST   AVERAGE
                                                    EARNED     YIELD                    EARNED     YIELD
                                       AVERAGE        OR         OR        AVERAGE        OR         OR
                                     BALANCE(1)      PAID     COST(2)    BALANCE(1)      PAID     COST(2)
                                     -----------   --------   --------   -----------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans..............................  $1,716,279    $143,800     8.38%    $1,282,668    $113,813     8.87%
Mortgage-backed securities.........     364,266      22,828     6.27        428,220      26,938     6.29
Investments and cash equivalents...     171,565      10,746     6.26        233,264      15,012     6.44
                                     ----------    --------    -----     ----------    --------     ----
Total interest-earning assets......  $2,252,110    $177,374     7.88%    $1,944,152    $155,763     8.01%
                                     ==========    ========    =====     ==========    ========     ====
Interest-bearing liabilities:
Certificates of deposit............  $  866,461    $ 44,507     5.14%    $  791,311    $ 43,188     5.46%
Regular savings accounts and money
  market accounts..................     428,710      14,493     3.38        351,759      12,745     3.62
Interest-bearing demand accounts...     189,207       1,921     1.02        145,335       1,662     1.14
                                     ----------    --------    -----     ----------    --------     ----
Total deposits and checking........   1,484,378      60,921     4.10      1,288,405      57,595     4.47
FHLB Seattle advances..............     383,939      21,079     5.49        336,809      20,837     6.19
All other borrowings...............     211,781      10,776     5.09        196,484      10,844     5.52
Trust Preferred Securities.........      40,000       3,860     9.65         40,000       3,800     9.50
8.75% Subordinated Notes...........       8,572         927    10.81         17,240       1,509     8.75
Floating Rate Notes................      17,823       1,485     8.33              0           0     0.00
Advances under line of credit......      38,591       2,956     7.66         21,667       1,973     9.11
                                     ----------    --------    -----     ----------    --------     ----
Total interest-bearing
  liabilities......................  $2,185,084    $102,004     4.67%    $1,900,605    $ 96,558     5.08%
                                     ==========    ========    =====     ==========    ========     ====
Net interest income................                $ 75,370                            $ 59,205
                                                   ========                            ========
Net interest spread................                             3.21%                               2.93%
                                                               =====                                ====
Net interest margin................                             3.35%                               3.05%
                                                               =====                                ====
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities.....       103.1%                              102.3%
                                     ==========                          ==========

                                         YEARS ENDED DECEMBER 31,
                                     ---------------------------------
                                                   1997
                                     ---------------------------------
                                                   INTEREST   AVERAGE
                                                    EARNED     YIELD
                                       AVERAGE        OR         OR
                                     BALANCE(1)      PAID     COST(2)
                                     -----------   --------   --------
                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans..............................  $1,039,167    $ 94,963     9.14%
Mortgage-backed securities.........     444,110      29,031     6.54
Investments and cash equivalents...     200,350      11,891     5.94
                                     ----------    --------    -----
Total interest-earning assets......  $1,683,627    $135,885     8.07%
                                     ==========    ========    =====
Interest-bearing liabilities:
Certificates of deposit............  $  655,121    $ 37,316     5.70%
Regular savings accounts and money
  market accounts..................     246,218       9,578     3.89
Interest-bearing demand accounts...      81,985       1,133     1.38
                                     ----------    --------    -----
Total deposits and checking........     983,324      48,027     4.88
FHLB Seattle advances..............     341,836      22,179     6.49
All other borrowings...............     243,757      13,985     5.74
Trust Preferred Securities.........      21,128       2,220    10.51
8.75% Subordinated Notes...........      17,242       1,666     9.66
Floating Rate Notes................           0           0     0.00
Advances under line of credit......           0           0     0.00
                                     ----------    --------    -----
Total interest-bearing
  liabilities......................  $1,607,287    $ 88,077     5.48%
                                     ==========    ========    =====
Net interest income................                $ 47,808
                                                   ========
Net interest spread................                             2.59%
                                                               =====
Net interest margin................                             2.84%
                                                               =====
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities.....       104.7%
                                     ==========

------------------------------

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

                                                YEAR ENDED                                  YEAR ENDED
                                             DECEMBER 31, 1999                           DECEMBER 31, 1998
                                                  VERSUS                                      VERSUS
                                                YEAR ENDED                                  YEAR ENDED
                                             DECEMBER 31, 1998                           DECEMBER 31, 1997
                                        INCREASE (DECREASE) DUE TO:                 INCREASE (DECREASE) DUE TO:
                                 -----------------------------------------   -----------------------------------------
                                                        RATE/                                       RATE/
                                  VOLUME      RATE      VOLUME     TOTAL      VOLUME      RATE      VOLUME     TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Interest income on:
Loans..........................  $38,475    $(6,343)   $(2,145)   $29,987    $22,252    $(2,756)   $  (646)   $18,850
Mortgage-backed securities.....   (4,023)      (102)        15     (4,110)    (1,039)    (1,093)        39     (2,093)
Investments and cash
  equivalents..................   (3,971)      (401)       106     (4,266)     1,953      1,003        165      3,121
                                 -------    -------    -------    -------    -------    -------    -------    -------
Total interest income..........   30,481     (6,846)    (2,024)    21,611     23,166     (2,846)      (442)    19,878
                                 -------    -------    -------    -------    -------    -------    -------    -------
Deposits and checking accounts:
Certificates of deposit........    4,102     (2,541)      (242)     1,319      7,757     (1,561)      (324)     5,872
Regular savings accounts and
  money market accounts........    2,788       (853)      (187)     1,748      4,106       (657)      (282)     3,167
Interest-bearing demand
  accounts.....................      502       (186)       (57)       259        875       (195)      (151)       529
                                 -------    -------    -------    -------    -------    -------    -------    -------
Total deposits and checking
  accounts.....................    7,392     (3,580)      (486)     3,326     12,738     (2,413)      (757)     9,568
FHLB Seattle advances..........    2,916     (2,346)      (328)       242       (326)    (1,031)        15     (1,342)
All other borrowings...........      844       (846)       (66)       (68)    (2,712)      (532)       103     (3,141)
Trust Preferred Securities.....        0         60          0         60      1,983       (213)      (190)     1,580
8.75% Subordinated Notes.......     (759)       355       (178)      (582)         0       (157)         0       (157)
Floating Rate Notes............        0          0      1,485      1,485          0          0          0          0
Advances under line of
  credit.......................    1,541       (313)      (245)       983          0          0      1,973      1,973
                                 -------    -------    -------    -------    -------    -------    -------    -------
Total interest expense.........   11,934     (6,670)       182      5,446     11,683     (4,346)     1,144      8,481
                                 -------    -------    -------    -------    -------    -------    -------    -------
Net interest income............  $18,547    $  (176)   $(2,206)   $16,165    $11,483    $ 1,500    $(1,586)   $11,397
                                 =======    =======    =======    =======    =======    =======    =======    =======

ASSET AND LIABILITY MANAGEMENT

    The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the NPV, or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling's ARMs are indexed to the weekly average yield on one-year U.S. Treasury securities. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates. See "Business--Lending Activities."

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

    The total measurement of Sterling's exposure to IRR as presented in the following table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment most likely will result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of and the net earnings generated from Sterling's net assets from any change in interest rates.

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

                                  AT DECEMBER 31, 1999                   AT DECEMBER 31, 1998
                          ------------------------------------   ------------------------------------
                                      RATIO OF NPV                           RATIO OF NPV
CHANGE IN INTEREST RATE              TO THE PRESENT      %                  TO THE PRESENT      %
    IN BASIS POINTS                     VALUE OF       CHANGE                  VALUE OF       CHANGE
     (RATE SHOCK)           NPV       TOTAL ASSETS     IN NPV      NPV       TOTAL ASSETS     IN NPV
-----------------------   --------   --------------   --------   --------   --------------   --------
                                       (DOLLARS IN THOUSANDS)
         +300             $  2,712        0.12%        (97.2)    $11,384         0.53%        (86.5)
         +200               36,369        1.51         (62.5)     37,950         1.72         (55.1)
         +100               63,177        2.57         (34.8)     59,814         2.66         (29.3)
        Static              96,899        3.86           N/A      84,568         3.70           N/A
         -100              112,812        4.43          16.4      71,197         3.10         (15.8)
         -200              103,314        4.03           6.6      50,677         2.20         (40.1)
         -300               73,835        2.89         (23.8)     40,966         1.77         (51.6)

    At December 31, 1999, Sterling calculated that its NPV was $96.9 million and that its NPV would decrease by 62.5% and 97.2% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $84.6 million at December 31, 1998, where its NPV would decrease by 55.1% and 86.5% if interest rate levels generally were to increase by 2% and 3%, respectively. The increase in NPV at December 31, 1999 from December 31, 1998 was primarily due to growth in total assets despite a rising interest rate environment.

    Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap position to be a negative 12.3% and a negative 5.7% at December 31, 1999 and 1998, respectively. Sterling calculated its three-year gap position to be a negative 20.8% and a negative 9.8% at December 31, 1999 and 1998, respectively. The increase in the one-year and three-year gap positions is attributable to a combination of an increase in fixed-rate loan originations funded with shorter-term borrowings and rising interest rates, which were a large factor as borrower preferences moved to fixed-rate loans in the rising rate environment. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At December 31, 1999, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII. See "Results of Operations--NET INTEREST INCOME" and "Capital Resources."

    The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling's interest-earning assets and interest-bearing liabilities at December 31, 1999. Other than loans which are in the available-for-sale portfolio, all of the financial instruments of Sterling are intended to be held to maturity. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling's historical experience, estimates from secondary market sources such as FHLMC and estimated passbook deposit decay rates (the rate of withdrawals or transfers to higher-yielding CDs). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard. The classification of mortgage loans, investments and MBS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information reported in accordance with GAAP and contained elsewhere in this Report on Form 10-K.

                                                                         MATURITY OR REPRICING
                                                 ----------------------------------------------------------------------
                                                              OVER
                                                                3          OVER         OVER
                                                  0 TO 3     MONTHS       1 YEAR      3 YEARS       OVER
                                                  MONTHS    TO 1 YEAR   TO 3 YEARS   TO 5 YEARS   5 YEARS      TOTAL
                                                 --------   ---------   ----------   ----------   --------   ----------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
Mortgage loans, investments and MBS:
ARM and balloon mortgage loans.................  $372,259   $ 132,646   $  81,985    $  57,713    $    216   $  644,819
Fixed-rate mortgage loans......................    25,285      71,917     173,052      134,004     430,222      834,480
Loans held for sale............................       985           0           0            0           0          985
                                                 --------   ---------   ---------    ---------    --------   ----------
Total mortgage loans, investments and MBS......   398,529     204,563     255,037      191,717     430,438    1,480,284
Nonmortgage loans:
Consumer.......................................    65,519      73,536     105,891       45,068      27,693      317,707
Commercial.....................................   172,115      63,645      78,257       21,947      12,977      348,941
                                                 --------   ---------   ---------    ---------    --------   ----------
Total loans, investments and MBS...............   636,163     341,744     439,185      258,732     471,108    2,146,932
Cash, investments and MBS......................    73,186       1,741       5,777       94,802      11,018      186,524
                                                 --------   ---------   ---------    ---------    --------   ----------
Total rate-sensitive assets....................   709,349     343,485     444,962      353,534     482,126    2,333,456
Cash on hand and in banks......................         0           0           0            0      73,239       73,239
Other noninterest-earning assets...............         0           0           0            0     140,230      140,230
                                                 --------   ---------   ---------    ---------    --------   ----------
Total assets...................................  $709,349   $ 343,485   $ 444,962    $ 353,534    $695,595   $2,546,925
                                                 ========   =========   =========    =========    ========   ==========
Interest-bearing liabilities:
Deposits:
Certificates of deposit........................  $280,664   $ 406,680   $ 192,481    $  22,212    $ 14,655   $  916,692
Checking accounts..............................     5,948      17,845      47,588       47,588     171,048      290,017
Money market accounts..........................   326,133           0           0            0           0      326,133
Passbook accounts..............................     3,381      10,143      27,048       27,048      16,906       84,526
                                                 --------   ---------   ---------    ---------    --------   ----------
Total deposits.................................   616,126     434,668     267,117       96,848     202,609    1,617,368
FHLB Seattle advances..........................    70,000     142,233     247,439       25,000       5,831      490,503
Repurchase agreements..........................    33,715           0     145,800            0           0      179,515
Other borrowings...............................    70,000           0           0            0      40,000      110,000
                                                 --------   ---------   ---------    ---------    --------   ----------
Total interest-bearing liabilities.............  $789,841   $ 576,901   $ 660,356    $ 121,848     248,440    2,397,386
                                                 ========   =========   =========    =========
Other noninterest-bearing liabilities..........                                                     31,900       31,900
Shareholders' equity...........................                                                    117,639      117,639
                                                                                                  --------   ----------
Total liabilities and shareholders' equity.....                                                    397,979    2,546,925
                                                                                                  --------   ----------
Net gap........................................  $(80,492)  $(233,416)  $(215,394)   $ 231,686    $297,616   $        0
                                                 ========   =========   =========    =========    ========   ==========
Cumulative gap.................................  $(80,492)  $(313,908)  $(529,302)   $(297,616)   $      0   $        0
                                                 ========   =========   =========    =========    ========   ==========
Cumulative gap to total assets.................     (3.16)%    (12.32)%    (20.78)%     (11.69)%      0.00%        0.00%

FINANCIAL POSITION

    ASSETS. At December 31, 1999, Sterling's assets were $2.55 billion, up 10.0% from $2.31 billion at December 31, 1998. The increase was primarily due to generation of loans.

    INVESTMENTS AND MBS.  Sterling's investment and MBS portfolio at
December 31, 1999 was $505.7 million, down $80.7 million from the December 31, 1998 balance of $586.4 million. The decrease was primarily due to principal payments of MBS during the period.

    LOANS RECEIVABLE.  At December 31, 1999, net loans receivable were
$1.79 billion, up $319.2 million from $1.47 billion at December 31, 1998. Loan originations in 1999 increased $195.8 million from 1998 levels. The most significant areas of increase in loan originations for the year ended
December 31, 1999 were in commercial real estate and business banking. See the loan origination table below.

    The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include unearned discounts, deferred loan origination costs and fees or allowances for loan losses.

                                           DECEMBER 31, 1999       DECEMBER 31, 1998
                                         ---------------------   ---------------------
                                           AMOUNT        %         AMOUNT        %
                                         ----------   --------   ----------   --------
                                                    (DOLLARS IN THOUSANDS)
Residential............................  $  396,565     22.0     $  342,757     23.1
Multifamily............................     137,835      7.6        124,656      8.4
Commercial real estate.................     317,565     17.6        177,912     12.0
Construction...........................     287,123     15.9        233,567     15.7
Consumer--direct.......................     223,286     12.4        224,651     15.1
Consumer--indirect.....................      94,420      5.2         64,764      4.4
Business banking.......................     348,941     19.3        315,614     21.3
                                         ----------    -----     ----------    -----
Total loans receivable.................  $1,805,735    100.0     $1,483,921    100.0
                                         ==========    =====     ==========    =====
Weighted average yield.................        8.32%                   8.29%

    The following table sets forth Sterling's loan originations for the periods indicated.

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1999         1998      % CHANGE
                                             ----------   ----------   --------
                                                   (DOLLARS IN THOUSANDS)
Residential................................  $  172,115   $  241,725    (28.8)
Multifamily................................      58,319       83,904    (30.5)
Commercial real estate.....................     108,216       34,735    211.5
Construction...............................     418,307      316,135     32.3
Consumer--direct...........................      97,047       99,449     (2.4)
Consumer--indirect.........................      51,956       51,958      0.0
Business banking...........................     295,915      178,209     66.0
                                             ----------   ----------
Total loans originated.....................  $1,201,875   $1,006,115     19.5
                                             ==========   ==========

    DEPOSITS. Total deposits increased $71.9 million to $1.62 billion at December 31, 1999 from $1.55 billion at December 31, 1998. The following table sets forth the composition of Sterling's deposits at the dates indicated.

                                           DECEMBER 31, 1999       DECEMBER 31, 1998
                                         ---------------------   ---------------------
                                           AMOUNT        %         AMOUNT        %
                                         ----------   --------   ----------   --------
                                                    (DOLLARS IN THOUSANDS)
Certificates of deposit................  $  916,692     56.7     $  814,957     52.7
Checking...............................     290,017     17.9        297,290     19.2
Savings and money market...............     410,659     25.4        433,178     28.1
                                         ----------    -----     ----------    -----
Total deposits.........................  $1,617,368    100.0     $1,545,425    100.0
                                         ==========    =====     ==========    =====

    BORROWINGS. Sterling's primary sources of borrowing are the FHLB Seattle advances, securities sold under agreements to repurchase and other borrowings. At December 31, 1999, total borrowings were $780.0 million, compared with $611.9 million at December 31, 1998, an increase of $168.2 million. The increase reflects an increase in wholesale funding to offset lower deposit growth. FHLB Seattle advances outstanding have increased by $171.0 million since
December 31, 1998. See "Liquidity and Sources of Funds."

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

    OVERVIEW. Sterling reported net income of $12.8 million, or $1.57 per diluted share, for the year ended December 31, 1999. Core earnings, which are defined as total earnings before acquisition and conversion costs, associated with two acquisitions and certain other charges (collectively, "non-core charges"), for the year ended December 31, 1998 were $11.4 million, or $1.39 per diluted share. After the non-core charges, Sterling recorded net income of $6.2 million, or $0.76 per diluted share for the year ended December 31, 1998. The increase in net income for the year ended December 31, 1999 reflected an increase in net interest income and other income.

    On June 15, 1998, Sterling acquired 33 branch offices in Washington, Idaho and Oregon from KeyBank. The purchase included approximately $518 million of deposit balances and approximately $125 million of loan balances. Upon acquisition, the weighted average interest rate on deposits assumed was approximately 3.42%. Sterling recorded an approximate $57 million intangible asset associated with the acquisition. Sterling is amortizing the intangible asset over a period of 15 years using the straight-line method. With the net cash received from the branch acquisition, Sterling repaid approximately
$322 million of certain reverse repurchase borrowings and FHLB Seattle advances.

    In 1999, Sterling began processing checks for its customers in-house rather than out-sourcing this function. This change has increased staffing and occupancy expenses, but management believes that this change will improve its float management. This should result in increased net interest income and enhanced service to deposit customers in future periods, although there can be no assurance in this regard.

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

    The returns on average assets were 0.52% and 0.30% for the years ended December 31, 1999 and 1998, respectively. The returns on average common shareholders' equity were 10.7% and 5.4% for the years ended December 31, 1999 and 1998, respectively. These increases were primarily due to an increase in net income. The returns on average assets and average common shareholders' equity during 1998 were negatively impacted by the non-core charges.

    NET INTEREST INCOME. Net interest income for the years ended December 31, 1999 and 1998 was $75.4 million and $59.2 million, respectively. During these same periods, the net interest margins were 3.35% and 3.05%, respectively, and the volumes of interest-earning assets were $2.25 billion and $1.94 billion, respectively. The increase in NII was primarily due to an increase in the volume of average interest-earning assets which were primarily loans and an increase in the net interest margin. The increase in the net interest margin was primarily due to an increase in the volume of loans and a decrease in the cost of deposits.

    PROVISION FOR LOAN LOSSES. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. Sterling recorded provisions for loan losses of $3.9 million and $5.3 million for the years ended December 31, 1999 and 1998, respectively. Sterling increased its provision for loan losses in 1998 in anticipation of higher levels of loss from its expanded construction, business banking and consumer lending activities. Additionally, during the quarter ended June 30, 1998, Sterling provided approximately $2.9 million for loan losses, reflecting a more conservative view of the factors used to determine such reserves, including impacts on Pacific Northwest economy resulting from a slowdown of trade with Asia. Management anticipates that its provisions for loan losses will continue to increase in the future as Sterling originates more construction, business banking and consumer loans.

    At December 31, 1999, Sterling's loan delinquency rate as a percentage of total loans was 0.52%, compared with 0.43% at December 31, 1998. Total nonperforming loans were $9.3 million at December 31, 1999, compared with $3.1 million at December 31, 1998. As a percentage of total loans, nonperforming loans were 0.52% at December 31, 1999, compared with 0.21% at December 31, 1998.

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

    OTHER INCOME. The following table summarizes the components of other income for the periods indicated:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Fees and service charges..................................  $10,720    $ 7,858
Mortgage banking operations...............................    1,082      1,848
Loan servicing fees.......................................      798        791
Net gain on sales of securities...........................      593      2,038
Net loss on sales and operations of real estate owned
  ("REO").................................................      104       (222)
                                                            -------    -------
                                                            $13,297    $12,313
                                                            =======    =======

    Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increase for the year ended December 31, 1999, compared with the year ended December 31, 1998, was primarily due to an increase in service charges on deposit accounts, fees for certain customer services and commissions on sales of mutual funds and annuity products. The increase in service charges on deposit accounts and fees for certain customer services was primarily due to a full year's effect of fee income from accounts associated with the KeyBank branch acquisition.

    The following table summarizes loan originations and sales of loans for the periods indicated:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                   MILLIONS)
Originations of one- to four-family permanent mortgage
  loans.....................................................   $172.1     $241.7
Sales of residential loans..................................     72.7      110.2
Principal balances at end of period of mortgage loans
  serviced for others.......................................    205.5      211.0

    During the years ended December 31, 1999 and 1998, Sterling sold in bulk rights to service conventional loans for others with principal balances of $0 and $117.6 million, respectively. Sterling's average loan servicing portfolios for the years ended December 31, 1999 and 1998 were approximately
$203.6 million and $283.3 million, respectively.

    During the year ended December 31, 1999, Sterling sold approximately $29.1 million of investments and MBS, resulting in a net gain of $593,000. In the same period in 1998, Sterling sold $394.8 million in investments and MBS, resulting in a net gain of $2.0 million.

    OPERATING EXPENSES. Operating expenses were $64.5 million for the year ended December 31, 1999. Operating expenses before non-core charges were $50.8 million for the year ended December 31, 1998. Including non-core charges, total operating expenses were $56.3 million in 1998. Non-core charges include acquisition and conversion costs, the buyout of certain management contracts and the costs associated with mailing customer notices, issuing new checks and ATM cards, training new employees, related travel expenses, equipping branches with office supplies, implementing a targeted marketing campaign and converting computer systems.

    Employee compensation and benefits were $29.1 million and $22.4 million for the years ended December 31, 1999 and 1998, respectively. The increase was primarily due to additional staff for the new check-processing centers and additional lending staff related to Sterling's efforts to increase its commercial real estate, business banking and consumer lending areas. The increase was also primarily due to a full year's effect of additional staffing for the acquired KeyBank branches.

    Occupancy and equipment expenses were $10.1 million and $7.5 million for the years ended December 31, 1999 and 1998, respectively. Amortization of intangibles was $5.7 million and $4.0 million for the years ended December 31, 1999 and 1998, respectively. These increases were primarily due to a full year's effect of increased expenses and amortization related to the KeyBank acquisition.

    Data processing expenses were $5.2 million and $3.8 million for the years ended December 31, 1999 and 1998, respectively. The increase was primarily due to costs associated with the new check-processing centers and internal computer network upgrades that were added in 1999.

    Advertising expenses were $2.7 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively. The increase was primarily due to an enhanced advertising campaign.

    Other expenses were $3.4 million and $3.7 million for the years ended December 31, 1999 and 1998, respectively. The decrease was primarily due to refunds of prior period excise taxes. See Note 19 of "Notes to Consolidated Financial Statements."

    Sterling measures the efficiency of its operations by its operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income but excludes intangible amortization expense). Sterling's operating efficiency ratios were 66.3% and 73.2% for the years ended December 31, 1999 and 1998, respectively. Management is striving to reduce its operating efficiency ratio below 65%, but there can be no assurance that it will be able to achieve this goal. Sterling also measures the efficiency of its operations by its cash operating efficiency ratio (the ratio of total operating expenses to total revenues, which includes NII and total other income but excludes non-core charges and intangible amortization expense). Sterling's cash operating efficiency ratios were 66.3% and 65.0% for the years ended December 31, 1999 and 1998, respectively.

    INCOME TAX PROVISION. For the year ended December 31, 1999, Sterling's federal and state income tax provision of $7.5 million represented 36.8% of income before income taxes. For the year ended December 31, 1998, Sterling's federal and state income tax provision of $3.7 million represented 37.2% of income before income taxes. The effective income tax rates during these periods approximated the applicable statutory federal state income tax rates.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

    OVERVIEW. Core earnings, which are defined as total earnings before acquisition and conversion costs, associated with two acquisitions and certain other charges (collectively, "non-core charges"), for the year ended
December 31, 1998 were $11.4 million, or $1.39 per diluted share. After the non-core charges, Sterling recorded net income of $6.2 million, or $0.76 per diluted share for the year ended December 31, 1998. This compares with net income of $10.2 million, or $1.25 per diluted share, for the year ended December 31, 1997. The increases in core earnings for the twelve-month period reflected an increase in net interest income and other income.

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

    The returns on average assets were 0.30% and 0.58% for the years ended December 31, 1998 and 1997, respectively. The returns on average common shareholders' equity were 5.4% and 11.1% for the years ended December 31, 1998 and 1997, respectively. The returns on average assets and average common shareholders' equity were negatively impacted by the non-core charges and higher operating expenses during 1998.

    NET INTEREST INCOME. Net interest income for the years ended December 31, 1998 and 1997 was $59.2 million and $47.8 million, respectively. During these same periods, the net interest margins were 3.05% and 2.84%, respectively, and the volumes of interest-earning assets were $1.94 billion and $1.68 billion, respectively. The increase in NII was primarily due to an increase in the volume of average interest-earning assets which were primarily loans and an increase in the net interest margin. The increase in the net interest margin was primarily due to a decrease in the cost of deposits.

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

    OTHER INCOME. The following table summarizes the components of other income for the periods indicated:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               1998       1997
                                                             --------   --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Fees and service charges...................................  $ 7,858     $5,140
Mortgage banking operations................................    1,848      1,922
Loan servicing fees........................................      791      1,299
Net gain on sales of securities............................    2,038      1,197
Net loss on sales and operations of real estate owned
  ("REO")..................................................     (222)       (84)
                                                             -------     ------
                                                             $12,313     $9,474
                                                             =======     ======

    Fees and service charges consist primarily of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increase for the year ended December 31, 1998, compared with the year ended December 31, 1997, was primarily due to an increase in service charges on deposit accounts, fees for certain customer services and commissions on sales of credit life insurance. The increase in service charges on deposit accounts and fees for certain customer services was primarily due to an increase in the number of accounts associated with the KeyBank branch acquisition.

    The following table summarizes loan originations and sales of loans for the periods indicated:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                   MILLIONS)
Originations of one- to four-family permanent mortgage
  loans.....................................................   $241.7     $179.3
Sales of residential loans..................................    110.2      108.0
Principal balances at end of period of mortgage loans
  serviced for others.......................................    211.0      454.3

    The decrease in loan servicing fees for the year ended December 31, 1998, compared with the year ended December 31, 1997, was primarily due to a decrease in the balance of loans serviced. During the year ended December 31, 1998, Sterling sold in bulk rights to service conventional loans for others with principal balances of $117.6 million. There were no such sales in the year ended December 31, 1997.

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

    Employee compensation and benefits were $22.4 million and $16.6 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to an increase in staffing for the new branches and in lending staff related to Sterling's efforts to increase its commercial real estate, business banking and consumer lending areas. Amortization of intangibles was $4.0 million and $2.2 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to the KeyBank branch acquisition. Occupancy and equipment expenses were $7.5 million and $6.2 million for the years ended December 31, 1998 and 1997, respectively. This increase resulted from increased branches. Insurance expenses were $1.1 million and $1.2 million for the years ended December 31, 1998 and 1997, respectively. The decrease was primarily due to a reduction in property and casualty insurance premiums. Legal and accounting expenses were $1.6 million and $1.5 million during the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to an increase in accounting expenses. Other expenses were $3.7 million and $2.3 million for the years ended December 31, 1998 and 1997, respectively. The increase in other expenses was primarily due to a reduction in the deferral of loan origination costs, as well as an increase in loan processing expense. See "General," "Capital Resources," "Year 2000 Issues" and Note 19 of "Notes to Consolidated Financial Statements."

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

LIQUIDITY AND SOURCES OF FUNDS

    As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased to $1.62 billion at December 31, 1999, from $1.55 billion at December 31, 1998. Retail deposits, which exclude public funds, increased to $1.49 billion at December 31, 1999, from $1.45 billion at December 31, 1998. At December 31, 1999, approximately $132.1 million of deposits consisted of public funds that generally had maturities of 60 days or less. Advances from the FHLB Seattle increased to $490.5 million at December 31, 1999 from $319.5 million at December 31, 1998. See "Business--Sources of Funds--BORROWINGS."

    Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $179.5 million and $195.1 million in reverse repurchase agreements outstanding at December 31, 1999 and 1998, respectively. Sterling enters into short-term repurchase agreements with selected retail customers. The balances of such short-term repurchase agreements were $6.2 million and $6.8 million at December 31, 1999 and 1998, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "Asset and Liability Management" and Note 10 of "Notes to Consolidated Financial Statements."

    Cash provided by or used in investing activities consisted primarily of principal and interest payments on loans and MBS and sales of MBS. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the year ended December 31, 1999, net cash was used in investing activities primarily to purchase $99.0 million in investments and MBS and to fund loans.

    Cash provided or used by operating activities is determined largely by changes in the level of loan sales. Proceeds from sales of loans decreased in the year ended December 31, 1999, primarily due to a decrease in residential loan sales. The level of loans held for sale depends on the level of loan originations and the time within which investors fund the purchase of loans from Sterling. A majority of conventional loans held for sale are sold within 10 days of the closing while the sale of FHA- and VA-insured loans may take up to 60 days. Sterling typically offsets fluctuations in the level of loans held for sale by changing the level of advances from the FHLB Seattle, using reverse repurchase agreements or cash. Management believes that proceeds from loans sold, advances from the FHLB Seattle and reverse repurchase agreements will be sufficient to fund loan commitments in the future.

    Sterling Savings Bank's credit line with the FHLB Seattle provides for borrowings up to 30% of its total assets. At December 31, 1999, this credit line represented a total borrowing capacity of $770.1 million, of which $279.6 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At December 31, 1999, Sterling Savings Bank had $179.5 million in outstanding borrowings under reverse repurchase agreements and investments and MBS available for additional secured borrowings of $156.2 million. Sterling Savings Bank also had a secured line-of-credit agreement from a commercial bank of $10.0 million as of December 31, 1999. At December 31, 1999, Sterling Savings Bank had no funds drawn on this line of credit.

    In May 1999, Sterling issued $30.0 million of Floating Rate Notes Due 2006. Interest accrues at the 90-day LIBOR plus 2.50% (7.95% until March 15, 2000) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002. Sterling used the net proceeds from the sale of the notes (i) to prepay Sterling's 8.75% Subordinated Notes Due 2000 plus accrued and unpaid interest thereon for a total of $17.4 million, (ii) to contribute $5.0 million to Sterling Savings Bank to further improve Sterling Savings Bank's regulatory capital ratios, (iii) to repay an existing line of credit of $5.0 million, and (iv) for general corporate purposes.

    Sterling, on a parent company-only basis, had cash and other resources of approximately $3.2 million and a revolving line of credit from KeyBank of $5.0 million at December 31, 1999 with no funds drawn on this line of credit. At December 31, 1999, Sterling had $40.0 million outstanding on a $50.0 million non-revolving variable-rate line of credit from KeyBank. All of the proceeds of this loan were contributed to Sterling Savings Bank to enhance its regulatory capital ratios and to substantially offset the intangible asset incurred in connection with the KeyBank branch acquisition. See "Sources of Funds--BORROWINGS."

    At December 31, 1999, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank, compared with $88.6 million at December 31, 1998. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $9.6 million during the year ended December 31, 1999. These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006, the 8.75% Subordinated Notes Due 2000 and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

    OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At December 31, 1999 and 1998, Sterling Savings Bank's liquidity ratio was 9.1% and 11.5%, respectively. The lower level of liquidity at December 31, 1999 was primarily due to a decrease in the balance of eligible securities. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs. See "Business--Regulation."

CAPITAL RESOURCES

    Sterling's total shareholders' equity was $117.6 million at December 31, 1999, compared with $119.0 million at December 31, 1998. At December 31, 1999 and 1998, shareholders' equity was 4.6% and 5.1% of total assets, respectively. The decrease in total shareholders' equity was primarily due to a decrease in the value of available-for-sale investments and MBS. See "General."

    At December 31, 1999, Sterling had an unrealized loss of $13.6 million, net of related income taxes, on investments and MBS classified as available for sale. The decrease from December 31, 1998, which reflected an unrealized gain of $788,000, was primarily due to a decrease in the market valuation of investments, MBS and U.S. Treasury securities due to the increase in long-term interest rates in 1999. Fluctuations in prevailing interest rates could continue to cause volatility in this component of accumulated comprehensive income (loss) in shareholders' equity in future periods. See "Business--Investments and Mortgage-Backed Securities."

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

    Sterling anticipates total capital expenditures of approximately
$2.6 million for the year ended December 31, 2000. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital or the funding thereof are accurate.

    Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and the regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At December 31, 1999, Sterling Savings Bank exceeded all such regulatory capital requirements. See Note 16 of "Notes to Consolidated Financial Statements."

    In connection with Sterling Savings Bank's acquisition of three insolvent savings institutions between 1985 and 1988, the U.S. government agreed that Sterling could utilize $13.5 million of cash assistance and $38.0 million of supervisory goodwill associated with the acquisitions to help meet its regulatory capital and liquidity requirements. In 1989, Congress enacted FIRREA which provided, among other things, that savings institutions such as Sterling Savings Bank were no longer permitted to include supervisory goodwill in their regulatory capital. Consequently, Sterling Savings Bank was required to write-off its supervisory goodwill, which resulted in Sterling Savings Bank's failing to comply with its minimum regulatory capital requirements from 1989 through 1991.

    In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters in a lawsuit entitled STERLING SAVINGS ASSOCIATION AND STERLING FINANCIAL CORPORATION V. THE UNITED STATES, No. 95 829 C (the "Goodwill Litigation"). In the Goodwill Litigation, Sterling seeks damages for, among other things, breach of contract and for deprivation of property without just compensation and without due process of the law.

    In 1996, the U.S. Supreme Court ruled in three cases similar to the Goodwill Litigation that the U.S. government was liable for having breached its acquisition contracts with certain savings associations. Sterling is encouraged by the Supreme Court's decision, although it is uncertain when a trial to determine Sterling's damages will be held or when a judgment, if any, will be paid.

    Sterling's Goodwill Litigation has been stayed for almost ten years; and in November 1999, Sterling was finally authorized to begin taking discovery related to its claim. Although it is impossible to accurately predict when this effort will be concluded, it is anticipated that the discovery stage will take most or all of 2000 and that Sterling's case will be scheduled for trial by late 2001. Because of the increased level of effort required to bring the case to conclusion, Sterling likely will see an increase in legal expenses over the next few years.

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

YEAR 2000 ISSUES

    The Year 2000 problem concerned the inability of information systems to recognize properly and to process date-sensitive information beginning on January 1, 2000. Systems that did not properly recognize such information could have generated erroneous data or failed. The potential failure on January 1, 2000 of computer systems that use two-digit calendar notations developed into a major concern for financial institutions and other entities.

    To address this concern, Sterling created a Year 2000 Action plan that focused on identifying, testing and implementing solutions for Year 2000 processing. All phases of Sterling's Year 2000 Action Plan were completed by September 30, 1999.

    Sterling's Year 2000 Event Plan was implemented in December 1999. As part of the Event Plan, each branch and department was required to perform "wellness checks" and to report their results to Sterling's year 2000 coordinator. The wellness checks were tools used to determine the status of Year 2000 readiness at each location and provided a means of detecting and resolving any Year 2000-related disruptions should they occur. Management closely monitored the results of the wellness checks, and no Year-2000-related problems were experienced. Sterling's Year 2000 Contingency Plan is in place but has not been implemented.

    Sterling will continue to monitor its financial data and security systems for the remainder of 2000. Modified wellness checks are planned for specific dates in 2000.

    The aggregate costs of Sterling's Year 2000 Action plan and Year 2000 Contingency Plan were approximately $775,000, including approximately $200,000 in costs associated with the replacement of computer hardware and equipment. These costs were expensed as incurred.

    Although Sterling identified and resolved all Year 2000 issues that could materially adversely affect its business operations, it is not possible to determine with complete certainty that all Year 2000 issues affecting Sterling were identified or corrected. In addition, no one can accurately predict the number of year 2000-related disruptions that could occur generally or specifically with respect to Sterling and its customers and suppliers in 2000. Nor can anyone accurately predict the severity, duration or financial consequences of these potential disruptions. Sterling believes that, with continued oversight and monitoring, the possibility of material Year 2000 problems is unlikely. There can, however, be no assurance in this regard.

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

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a discussion of Sterling's market risk, see "Management's Discussion and Analysis--Asset and Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The required information is contained on pages F-1 through F-39 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the year ended December 31, 1999, Sterling neither changed nor had any disagreements with its independent accountants on accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The required information is contained under the captions "Board of Directors of Sterling Financial Corporation" and "Executive Officers" in Sterling's Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders on
April 25, 2000, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The required information is contained under the captions "Personnel Committee Report on Executive Compensation" and "Executive Compensation" in Sterling's Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders on April 25, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The required information is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sterling's Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders on April 25, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The required information is contained under the caption "Interest of Directors, Officers and Others in Certain Transactions" in Sterling's Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders on April 25, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents which are filed as a part of this report:

    1. FINANCIAL STATEMENTS: The required financial statements are contained in pages F-1 through F-39 of this Form 10-K.

    2. FINANCIAL STATEMENT SCHEDULES: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

    3.  EXHIBITS:

EXHIBIT NO.                                       EXHIBIT
-----------                                       -------
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

         3.3            Amended and Restated Bylaws of Sterling. Filed herewith.

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

        10.1            Sterling Financial Corporation 1998 Long-term Incentive
                        Plan, filed as Exhibit A to Sterling's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998 and incorporated by reference herein.

        10.2            First Federal Savings and Loan Association of Montana 1992
                        Stock Option and Incentive Plan, incorporated by reference from the Registration Statement on Form 10 filed by the
                        Association with the Office of Thrift Supervision on May 15,
                        1992.

        10.3            Sterling Savings Bank Incentive Stock Option Plan dated July
                        25, 1984, including a copy of Form of Incentive Stock Option
                        Plan Letter Agreement. Filed as Exhibit 10.1 to Sterling's
                        Form S-4 dated August 28, 1992 and incorporated by reference herein.

        10.4            Sterling Savings Bank 1992 Incentive Stock Option Plan.
                        Filed as Exhibit 10.2 to Sterling's Form S-4 dated August
                        28, 1992 and incorporated by reference herein.

        10.5            Sterling Financial Corporation Amended and Restated Deferred
                        Compensation Plan, effective July 1, 1999. Filed herewith.

        10.6            Sterling Savings Bank Employment Savings and Incentive Plan
                        and Trust dated September 21, 1990. Filed as Exhibit 10.4
                        to Sterling's Form S-4 dated August 28, 1992 and
                        incorporated by reference herein.

        10.7            Employment Agreement, dated July 1, 1999, between Sterling
                        Financial Corporation and Harold B. Gilkey. Filed herewith.

        10.8            Employment Agreement, dated July 1, 1999, between Sterling
                        Financial Corporation and William W. Zuppe. Filed herewith.

        10.9 Form of Employment Agreement for Executive Officers. Filed herewith.

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

        12.3            Statement regarding Computation of Operating Cash
                        Performance Ratios. Filed herewith.

        21.1            List of Subsidiaries of Sterling. Filed herewith.

        23.1            Consent of PricewaterhouseCoopers LLP. Filed herewith.

        27.1            Financial Data Schedule. Filed herewith.

(b) Reports on Form 8-K. Four reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2000                           STERLING FINANCIAL CORPORATION

                                             By  /s/ HAROLD B. GILKEY
                                                 ---------------------------------------------------
                                                 HAROLD B. GILKEY
                                                 Chairman of the Board, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 22, 2000                           By   /s/ HAROLD B. GILKEY
                                                 ----------------------------------------------------
                                                 HAROLD B. GILKEY
                                                 Chairman of the Board, Chief Executive Officer,
                                                 Principal Executive Officer

February 22, 2000                           By   /s/ WILLIAM W. ZUPPE
                                                 ----------------------------------------------------
                                                 WILLIAM W. ZUPPE
                                                 President, Chief Operating Officer, Director

February 22, 2000                           By   /s/ DANIEL G. BYRNE
                                                 ----------------------------------------------------
                                                 DANIEL G. BYRNE
                                                 Senior Vice President, Chief Financial Officer,
                                                 Principal Financial Officer, Principal Accounting
                                                 Officer

February 22, 2000                           By   /s/ NED M. BARNES
                                                 ----------------------------------------------------
                                                 NED M. BARNES, Secretary, Director

February 22, 2000                           By   /s/ RODNEY W. BARNETT
                                                 ----------------------------------------------------
                                                 RODNEY W. BARNETT, Director

February 22, 2000                           By   /s/ THOMAS H. BOONE
                                                 ----------------------------------------------------
                                                 THOMAS H. BOONE, Director

February 22, 2000                           By   /s/ JAMES P. FUGATE
                                                 ----------------------------------------------------
                                                 JAMES P. FUGATE, Director

February 22, 2000                           By   /s/ ROBERT D. LARRABEE
                                                 ----------------------------------------------------
                                                 ROBERT D. LARRABEE, Director

February 22, 2000                           By   /s/ ROBERT E. MEYERS
                                                 ----------------------------------------------------
                                                 ROBERT E. MEYERS, Director

February 22, 2000                           By   /s/ DAVID O. WALLACE
                                                 ----------------------------------------------------
                                                 DAVID O. WALLACE, Director

                         STERLING FINANCIAL CORPORATION

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sterling Financial Corporation and its subsidiaries ("Sterling") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Sterling's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

February 23, 2000
Spokane, Washington

                         STERLING FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1999         1998
                                                              ----------   ----------
ASSETS:
  Cash and cash equivalents:
    Interest bearing........................................  $   23,365   $   26,977
    Non-interest bearing and vault..........................      72,221       61,354
    Restricted..............................................       1,018        8,775
  Investments and mortgage-backed securities:
    Available for sale......................................     494,483      566,372
    Held to maturity........................................      11,247       20,033
  Loans receivable, net.....................................   1,787,771    1,468,534
  Loans held for sale.......................................         985       15,881
  Accrued interest receivable...............................      16,720       14,938
  Real estate owned, net....................................       7,299        6,232
  Office properties and equipment, net......................      52,649       51,771
  Other intangibles, net....................................      55,488       61,180
  Mortgage servicing rights, net............................         222           18
  Prepaid expenses and other assets, net....................      23,457       12,522
                                                              ----------   ----------
      Total assets..........................................  $2,546,925   $2,314,587
                                                              ==========   ==========
LIABILITIES:
  Deposits..................................................  $1,617,368   $1,545,425
  Advances from Federal Home Loan Bank of Seattle...........     490,503      319,540
  Securities sold subject to repurchase agreements..........     179,515      195,074
  Other borrowings..........................................     110,000       97,240
  Cashiers checks issued and payable........................      11,967       17,512
  Borrowers' reserves for taxes and insurance...............       1,369        1,826
  Accrued interest payable..................................       7,539        5,639
  Accrued expenses and other liabilities....................      11,025       13,314
                                                              ----------   ----------
      Total liabilities.....................................   2,429,286    2,195,570
                                                              ----------   ----------
Commitments and contingencies (Notes 9, 10, 11 and 17)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; 10,000,000 shares
    authorized; no shares issued and outstanding............          --           --
  Common stock, $1 par value; 20,000,000 shares authorized;
    8,089,844 and 8,056,072 shares issued and outstanding...       8,090        8,056
  Additional paid-in capital................................      70,339       70,229
  Accumulated other comprehensive income (loss):
    Unrealized gains (losses) on investments and
      mortgage-backed securities available for sale, net of
      deferred income tax provision (benefit) of $(7,298)
      and $424..............................................     (13,553)         788
  Retained earnings.........................................      52,763       39,944
                                                              ----------   ----------
      Total shareholders' equity............................     117,639      119,017
                                                              ----------   ----------
      Total liabilities and shareholders' equity............  $2,546,925   $2,314,587
                                                              ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         STERLING FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
INTEREST INCOME:
  Loans..................................................  $  143,800   $  113,813   $   94,963
  Mortgage-backed securities.............................      22,828       26,938       29,031
  Investments and cash equivalents.......................      10,746       15,012       11,891
                                                           ----------   ----------   ----------
    Total interest income................................     177,374      155,763      135,885
                                                           ----------   ----------   ----------

INTEREST EXPENSE:
  Deposits...............................................      60,921       57,595       48,027
  Short-term borrowings..................................      11,013       26,005       26,976
  Long-term borrowings...................................      30,070       12,958       13,074
                                                           ----------   ----------   ----------
    Total interest expense...............................     102,004       96,558       88,077
                                                           ----------   ----------   ----------
    Net interest income..................................      75,370       59,205       47,808

PROVISION FOR LOSSES ON LOANS............................      (3,900)      (5,325)      (2,482)
                                                           ----------   ----------   ----------
    Net interest income after provision for losses on
      loans..............................................      71,470       53,880       45,326
                                                           ----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Fees and service charges...............................      10,720        7,858        5,140
  Mortgage banking operations............................       1,082        1,848        1,922
  Loan servicing fees....................................         798          791        1,299
  Net gains on sales of securities.......................         593        2,038        1,197
  Real estate owned operations...........................         104         (222)         (84)
                                                           ----------   ----------   ----------
    Total other income...................................      13,297       12,313        9,474
                                                           ----------   ----------   ----------

OPERATING EXPENSES (Note 19).............................      64,478       56,291       38,429
                                                           ----------   ----------   ----------
    Income before income taxes...........................      20,289        9,902       16,371
                                                           ----------   ----------   ----------

INCOME TAX BENEFIT (provision):
  Current................................................      (6,915)      (7,392)      (6,150)
  Deferred...............................................        (555)       3,713           (2)
                                                           ----------   ----------   ----------
    Total income tax provision...........................      (7,470)      (3,679)      (6,152)
                                                           ----------   ----------   ----------

NET INCOME...............................................      12,819        6,223       10,219
Less preferred stock dividends declared..................          --           --         (940)
                                                           ----------   ----------   ----------
Income available to common shares........................  $   12,819   $    6,223   $    9,279
                                                           ==========   ==========   ==========
Income per common share--basic...........................  $     1.59   $     0.78   $     1.40
                                                           ==========   ==========   ==========
Income per common share--diluted.........................  $     1.57   $     0.76   $     1.25
                                                           ==========   ==========   ==========
Weighted average common shares outstanding--basic........   8,083,026    8,027,537    6,634,599
                                                           ==========   ==========   ==========
Weighted average common shares outstanding--diluted......   8,147,020    8,217,067    8,170,675
                                                           ==========   ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         STERLING FINANCIAL CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................  $12,819     $6,223    $10,219
                                                              -------     ------    -------
Other comprehensive income (loss):
  Change in unrealized gains or losses on investments and
    mortgage-backed securities available for sale...........  (22,063)     2,269      7,892
  Less deferred income tax provision (benefit)..............   (7,722)       775      2,760
                                                              -------     ------    -------
  Net other comprehensive income (loss).....................  (14,341)     1,494      5,132
                                                              -------     ------    -------
Comprehensive income (loss).................................  $(1,522)    $7,717    $15,351
                                                              =======     ======    =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         STERLING FINANCIAL CORPORATION
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                                   ACCUMULATED
                                        PREFERRED STOCK          COMMON STOCK        ADDITIONAL       OTHER          UNEARNED
                                     ---------------------   ---------------------    PAID-IN     COMPREHENSIVE        STOCK
                                       SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL     INCOME (LOSS)    COMPENSATION
                                     ----------   --------   ----------   --------   ----------   --------------   -------------
BALANCE, DECEMBER 31, 1996.........   1,040,000    $1,040     5,966,448    $5,966     $70,649        $ (5,838)        $    --
  Shares issued upon exercise of
    stock options..................                              14,632        15         130
  Shares acquired and retired upon
    exercise of stock options......                              (5,209)       (5)        (84)
  Preferred shares converted to
    common stock...................  (1,035,700)   (1,036)    2,021,190     2,021        (998)
  Preferred shares redeemed........      (4,300)       (4)                                (99)
  Dividends declared and paid on
    preferred stock ($0.45 per
    share).........................
  Change in unrealized loss on
    investments and mortgage-
    backed securities available for
    sale, net of income taxes......                                                                     5,132
  Shares issued under stock
    compensation plan..............                              20,760        21         291
  Unearned stock compensation......                                                                                      (305)
  Net income.......................
                                     ----------    ------    ----------    ------     -------        --------         -------
BALANCE, DECEMBER 31, 1997.........          --        --     8,017,821     8,018      69,889            (706)           (305)
  Shares issued upon exercise of
    stock options..................                              39,301        39         428
  Shares acquired and retired upon
    exercise of stock options......                                (969)       (1)        (84)
  Cash paid for fractional
    shares.........................                                 (81)                   (4)
  Change in unrealized loss on
    investments and mortgage-
    backed securities available for
    sale, net of income taxes......                                                                     1,494
  Vesting of unearned stock
    compensation...................                                                                                       305
  Net income.......................
                                     ----------    ------    ----------    ------     -------        --------         -------
BALANCE, DECEMBER 31, 1998.........          --        --     8,056,072     8,056      70,229             788              --
  Shares issued upon exercise of
    stock options..................                              38,592        39         185
  Shares acquired and retired upon
    exercise of stock options......                              (4,820)       (5)        (75)
  Change in unrealized gain on
    investments and mortgage-
    backed securities available for
    sale, net of income taxes......                                                                   (14,341)
  Net income.......................
                                     ----------    ------    ----------    ------     -------        --------         -------
BALANCE, DECEMBER 31, 1999.........          --    $   --     8,089,844    $8,090     $70,339        $(13,553)        $    --
                                     ==========    ======    ==========    ======     =======        ========         =======


                                                    TOTAL
                                     RETAINED   SHAREHOLDERS'
                                     EARNINGS      EQUITY
                                     --------   -------------
BALANCE, DECEMBER 31, 1996.........  $24,452      $ 96,269
  Shares issued upon exercise of
    stock options..................                    145
  Shares acquired and retired upon
    exercise of stock options......                    (89)
  Preferred shares converted to
    common stock...................                    (13)
  Preferred shares redeemed........      (10)         (113)
  Dividends declared and paid on
    preferred stock ($0.45 per
    share).........................     (940)         (940)
  Change in unrealized loss on
    investments and mortgage-
    backed securities available for
    sale, net of income taxes......                  5,132
  Shares issued under stock
    compensation plan..............                    312
  Unearned stock compensation......                   (305)
  Net income.......................   10,219        10,219
                                     --------     --------
BALANCE, DECEMBER 31, 1997.........   33,721       110,617
  Shares issued upon exercise of
    stock options..................                    467
  Shares acquired and retired upon
    exercise of stock options......                    (85)
  Cash paid for fractional
    shares.........................                     (4)
  Change in unrealized loss on
    investments and mortgage-
    backed securities available for
    sale, net of income taxes......                  1,494
  Vesting of unearned stock
    compensation...................                    305
  Net income.......................    6,223         6,223
                                     --------     --------
BALANCE, DECEMBER 31, 1998.........   39,944       119,017
  Shares issued upon exercise of
    stock options..................                    224
  Shares acquired and retired upon
    exercise of stock options......                    (80)
  Change in unrealized gain on
    investments and mortgage-
    backed securities available for
    sale, net of income taxes......                (14,341)
  Net income.......................   12,819        12,819
                                     --------     --------
BALANCE, DECEMBER 31, 1999.........  $52,763      $117,639
                                     ========     ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         STERLING FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              1999          1998         1997
                                                           -----------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................  $    12,819   $     6,223   $  10,219
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provisions for losses on loans and real estate
        owned............................................        4,105         5,396       2,655
      Stock dividends on Federal Home Loan Bank of
        Seattle stock....................................       (2,449)       (2,370)     (2,197)
      Net gain on sales of loans, investments and
        mortgage-backed securities and mortgage servicing
        rights...........................................       (1,561)       (3,578)     (2,690)
      Net loss on sales of office properties and
        equipment........................................           --            --           6
      Net gain on sales of real estate owned.............         (456)         (133)       (218)
      Depreciation and amortization......................       11,228         8,820       7,791
      Deferred income tax (provision) benefit............         (555)        3,713          (2)
      Compensation expense associated with stock
        grants...........................................           --           305          --
      Change in:
          Accrued interest receivable....................       (1,782)          246      (3,370)
          Prepaid expenses and other assets..............       (2,102)       (2,467)        948
          Cashiers checks issued and payable.............       (5,545)        6,252       5,537
          Accrued interest payable.......................        1,900          (976)        760
          Accrued expenses and other liabilities.........       (2,289)       (2,627)        200
      Proceeds from sales of loans.......................       72,994       111,591     109,497
      Loans originated for sale..........................      (72,661)     (110,162)   (107,113)
                                                           -----------   -----------   ---------
          Net cash provided by operating activities......       13,646        20,233      22,023
                                                           -----------   -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in restricted cash..............................        7,757        (5,787)        242
  Loans disbursed........................................   (1,304,940)   (1,211,678)   (952,453)
  Loan principal received................................      993,493       952,479     807,808
  Purchase of investments................................      (36,680)     (350,111)   (182,228)
  Proceeds from maturities of investments................       52,766       374,648      91,239
  Proceeds from sales of available-for-sale
    investments..........................................          542        10,825          --
  Purchase of mortgage-backed securities.................      (62,274)     (401,897)   (421,900)
  Principal payments on mortgage-backed securities.......       77,463        90,965      67,314
  Proceeds from sales of mortgage-backed securities......       29,104       385,979     264,543
  Purchase of office properties and equipment............       (5,119)       (4,896)     (1,222)
  Proceeds from sales of office properties and
    equipment............................................           --            --          12
  Improvements and other changes to real estate owned....         (360)          126        (294)
  Proceeds from sales and liquidation of real estate
    owned................................................        3,385         4,525       2,011
  Proceeds from sales of mortgage servicing rights.......           --         1,123          --
  Net cash received from branch acquisitions.............           --       327,183          --
                                                           -----------   -----------   ---------
          Net cash provided by (used in) investing
            activities...................................     (244,863)      173,484    (324,928)
                                                           -----------   -----------   ---------

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                              1999          1998         1997
                                                           -----------   -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in checking, passbook and money market
    deposits.............................................  $   (46,681)  $    52,054   $  46,840
  Proceeds from issuance of certificates of deposit......      824,261       725,755     444,026
  Payments for maturing certificates of deposit..........     (765,485)     (892,557)   (406,969)
  Interest credited to deposits..........................       59,848        58,228      48,169
  Advances from Federal Home Loan Bank of Seattle........      330,877       238,192     605,000
  Repayment of Federal Home Loan Bank of Seattle
    advances.............................................     (160,123)     (379,084)   (405,081)
  Net change in securities sold subject to repurchase
    agreements and funds purchased.......................      (15,559)       14,997     (49,720)
  Proceeds from other borrowings.........................       35,000        40,000      40,000
  Repayment of other borrowings..........................      (22,240)      (15,000)         --
  Payments to redeem preferred stock and fractional
    shares...............................................           --            (4)       (126)
  Proceeds from exercise of stock options and warrants,
    net of repurchases...................................          144           382          56
  Cash dividends on preferred stock......................           --            --        (940)
  Deferred financing costs...............................       (1,113)           --      (1,810)
  Other..................................................         (457)           58         160
                                                           -----------   -----------   ---------
          Net cash provided by (used in) financing
            activities...................................      238,472      (156,979)    319,605
                                                           -----------   -----------   ---------
Net change in cash and cash equivalents..................        7,255        36,738      16,700
Cash and cash equivalents, beginning of year.............       88,331        51,593      34,893
                                                           -----------   -----------   ---------
Cash and cash equivalents, end of year...................  $    95,586   $    88,331   $  51,593
                                                           ===========   ===========   =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for:
      Interest...........................................  $   100,104   $    96,798   $  84,729
      Income taxes.......................................        7,468         5,873       6,708
  Noncash financing and investing activities:
      Loans converted into real estate owned.............  $     3,841   $     2,004   $   6,515
      Preferred stock converted to common stock..........           --            --      24,523

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         STERLING FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

    Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank. Sterling Savings Bank is a Washington State-chartered savings association headquartered in Spokane, Washington, that conducts business from 77 offices located throughout Washington, Oregon, Idaho and Montana. Sterling Savings Bank provides full-service banking, including attracting deposits insured by the Federal Deposit Insurance Corporation ("FDIC") and originating consumer, business banking, residential and commercial real estate and residential construction loans. Action Mortgage Company ("Action Mortgage"), a wholly owned subsidiary of Sterling Savings Bank, operates residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho. INTERVEST-Mortgage Investment Company ("INTERVEST"), also a wholly owned subsidiary of Sterling Savings Bank, provides commercial real estate lending through its offices in the metropolitan areas of Portland, Oregon; Spokane, Washington; and the Puget Sound region. Sterling Savings Bank also owns Harbor Financial Services, Inc. ("Harbor Financial"), which markets tax-deferred annuities, mutual funds and other financial products through regional representatives.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries. Results of operations of all business combinations required to use the purchase accounting method are consolidated for all periods after the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

    On June 15, 1998, Sterling assumed approximately $518.0 million in deposit liabilities and acquired certain branch assets from 33 branch offices of KeyBank National Association ("KeyBank"). The following shows the allocation of the purchase price for the KeyBank transaction (in thousands):

Liabilities assumed:
  Certificates of deposit...................................  $233,864
  NOW accounts..............................................    79,887
  Non-interest bearing demand accounts......................    76,419
  Savings and money market accounts.........................   127,330
                                                              --------
                                                               517,500
  Accrued interest payable..................................       736
                                                              --------
    Total liabilities assumed...............................   518,236
                                                              --------
Less assets acquired:
  Loans receivable, net.....................................   121,569
  Office properties and equipment...........................    10,996
  Accrued interest on loans.................................     1,126
  Intangible asset..........................................    57,362
                                                              --------
    Total assets acquired...................................   191,053
                                                              --------
Net cash received from branch acquisitions..................  $327,183
                                                              ========

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The intangible asset includes both the identifiable value of existing depositor relationships and the remaining unidentified intangible asset. As it was not practical to separately value the existing depositor relationships, Sterling is amortizing the entire intangible asset over 15 years using the straight-line method.

    On November 13, 1998, Sterling completed a business combination with Big Sky Bancorp, Inc. ("Big Sky"), whereby Big Sky was merged with Sterling. In connection with the merger, Sterling issued 448,030 shares of its common stock for all of the outstanding common shares of Big Sky based on an exchange ratio of 1.384 Sterling shares for each Big Sky share. The merger has been accounted for as a pooling of interests. Accordingly, Sterling's consolidated financial statements have been restated to present the combination of Sterling and Big Sky as if the merger had occurred at the beginning of the earliest period presented.

    The following table presents a reconciliation of interest income and net income previously reported by Sterling and Big Sky individually, prior to the merger, to the combined amounts included in the consolidated statements of income (in thousands).

                                                         NINE
                                                     MONTHS ENDED     YEAR ENDED
                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1998            1997
                                                     -------------   ------------
Interest income:
  Sterling.........................................    $110,537        $131,149
  Big Sky..........................................       3,554           4,736
                                                       --------        --------
                                                       $114,091        $135,885
                                                       ========        ========
Net income:
  Sterling.........................................    $  4,466        $  9,636
  Big Sky..........................................         333             583
                                                       --------        --------
                                                       $  4,799        $ 10,219
                                                       ========        ========

CASH AND CASH EQUIVALENTS

    Cash equivalents are any highly liquid instrument with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. Sterling evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

    At December 31, 1999 and 1998, Sterling had approximately $20.3 million and $48.9 million, respectively, of uninsured non-interest bearing deposits. Restricted cash consisted primarily of non-interest bearing deposits maintained as a reserve at the Federal Reserve Bank.

    Sterling has purchased approximately $22.0 million and $18.0 million of securities under an agreement to resell substantially identical securities with another institution at December 31, 1999 and 1998, respectively. The amounts advanced under this agreement represent short-term loans and are reflected as interest-bearing cash equivalents in the consolidated balance sheet. The securities underlying the

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) agreements are comprised of shares of a mutual fund, which trades primarily in U.S. government securities.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

    Sterling classifies debt and equity investments and mortgage-backed securities ("MBS") as follows:

    - AVAILABLE FOR SALE. Except for Federal Home Loan Bank of Seattle ("FHLB Seattle") stock, debt and equity investments and MBS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 1999 and 1998. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders' equity until realized. FHLB Seattle stock may only be sold to FHLB Seattle or to another member institution at par. Therefore, this investment is restricted and is carried at cost.

    - HELD TO MATURITY. Investments in debt securities that management of Sterling has the intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

    Realized gains and losses on sales of investments and MBS are recognized in the statement of income in the period sold using the specific identification method.

LOANS RECEIVABLE

    Loans receivable that management of Sterling has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance less any origination and commitment fees, net of direct loan origination costs and an associated allowance for losses on loans.

    Interest income is recognized over the term of the loans receivable on a level yield basis. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

ALLOWANCE FOR LOSSES ON LOANS

    Management of Sterling provides an allowance for losses on loans based upon estimates of the cash flows to be received from the loans or the fair value of the underlying collateral, net of selling costs. These estimates are affected by factors including changes in the economic environment in the Pacific Northwest region and the resultant effect on collateral values. As a result of changing economic conditions, it is reasonably possible that the amount of the allowance for losses on loans could change in the near term. A provision for losses on loans is charged to income based on management's evaluation of the probable losses that have occurred or may occur in the loan portfolio.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
LOANS HELD FOR SALE

    Loans held for sale are reported at the lower of amortized cost or market value as determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held for sale. Market value is determined for loan pools of common interest rates using published quotes as of the close of business. Unrealized losses on loans held for sale are included in the consolidated statements of income in the period that the unrealized loss is identified.

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

OFFICE PROPERTIES AND EQUIPMENT

    Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives or the related lease terms of the assets. Expenditures for new properties and equipment and major renewals or betterments are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the respective property or equipment accounts, and the resulting gains or losses are reflected in operations.

REAL ESTATE OWNED

    Property acquired in satisfaction of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.

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

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
INTANGIBLE ASSETS

    Sterling records identifiable and unidentifiable intangibles in connection with the acquisition of certain assets or subsidiaries. Where separately identifiable, the value of depositor relationships that existed at the date of an acquisition are amortized over the estimated life of the depositor relationships acquired (generally 8 to 10 years). Unidentified intangible assets are amortized on a straight-line basis over periods ranging from 8 to 20 years. Accumulated amortization of intangible assets was approximately $35.2 million and $29.5 million at December 31, 1999 and 1998, respectively.

    Sterling performs a review for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

MORTGAGE BANKING OPERATIONS

    Sterling, through Action Mortgage and INTERVEST, originates and sells loans and participating interests in loans to provide additional funds for general corporate purposes. Loans and participating interests therein are held for sale and are carried at the lower of cost or market value. Sterling recognizes a gain or loss on these loan sale transactions which includes a component reflecting the differential between the contractual interest rate of the loan and the interest rate which will be received by the investor. The present value of the estimated future profit for servicing the loans, together with the normal servicing fee rate, is taken into account in determining the amount of gain or loss on the sale of loans.

    Sterling adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), which applies to transactions involving sales or securitizations of financial assets, such as mortgage loans, and the liquidation of financial liabilities on January 1, 1997. SFAS No. 125 provides accounting and reporting standards based on a consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

    This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement also requires that servicing assets and liabilities be accounted for by (a) amortization in proportion to and over the period of estimated net servicing income or loss, and (b) assessment for asset impairment or increased obligation based on their fair values. The application of the provisions of SFAS No. 125 did not have a material effect on Sterling's financial condition, results of operations or cash flows.

    At December 31, 1999 and 1998, mortgage servicing rights were approximately $222,000 and $18,000, respectively, which are net of accumulated amortization of approximately $380,000 and $357,000, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
INCOME TAXES

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

INCOME PER SHARE

    Income per share--basic is computed by dividing income available to common shares by the weighted average number of common shares outstanding during the period. Income per share--diluted is computed by dividing net income by the weighted average number of common shares outstanding increased by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

COMPREHENSIVE INCOME

    During the year ended December 31, 1998, Sterling adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires the change in unrealized gains or losses on marketable securities to be included in comprehensive income. Financial statements of prior periods have been reclassified to conform to this Statement.

    Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

                                                               AMOUNT
                                                              --------
Year ended December 31, 1999................................   $(440)
Year ended December 31, 1998................................      25
Year ended December 31, 1997................................     133

    These (gains) losses had previously been included in other comprehensive income as unrealized (gains) losses on investments and MBS available for sale.

HEDGING ACTIVITIES

    Sterling is authorized by its Board of Directors, subject to certain limitations, to use financial futures and other contractual instruments for the purpose of hedging interest rate risk relative to the investment and MBS portfolio and in anticipation of sales of mortgage loans into the secondary market.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Sterling invests in MBS for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising interest rates. Sterling has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities.

    Sterling uses forward sales contracts to hedge against interest rate risk arising from mortgage loans held for sale. Gains and losses on interest rate forward sales are deferred and included in the carrying value of the related hedged assets. The unrealized gains and losses are amortized over the estimated lives of the related assets as a yield adjustment. Upon settlement of the assets being hedged, deferral accounting is discontinued and the resultant gain or loss is realized in operations.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards
No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. Sterling has not yet determined the effect of the implementation of SFAS No. 133 on its financial statements.

ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect in retained earnings or net income as previously reported.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. INVESTMENTS AND MORTGAGE-BACKED SECURITIES:

    The carrying and fair values of investments and MBS are summarized as follows (in thousands):

                                        HELD TO MATURITY                                AVAILABLE FOR SALE
                         ----------------------------------------------   -----------------------------------------------
                         AMORTIZED
                           COST/       GROSS        GROSS                               GROSS        GROSS      CARRYING/
                         CARRYING    UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                           VALUE       GAINS        LOSSES      VALUE       COST        GAINS        LOSSES       VALUE
                         ---------   ----------   ----------   --------   ---------   ----------   ----------   ---------
DECEMBER 31, 1999
  U.S. government and
    agency
    obligations........   $    95       $ --         $ (4)     $    91    $ 93,344      $   --      $ (2,609)   $ 90,735
  FHLB Seattle stock
    (restricted).......        --         --           --           --      34,767          --            --      34,767
  Municipal bonds......    10,873         37          (59)      10,851          --          --            --          --
  Mortgage-backed
    securities.........       279          9           --          288     359,987          48       (17,003)    343,032
  Other................        --         --           --           --      27,236           7        (1,294)     25,949
                          -------       ----         ----      -------    --------      ------      --------    --------
                          $11,247       $ 46         $(63)     $11,230    $515,334      $   55      $(20,906)   $494,483
                          =======       ====         ====      =======    ========      ======      ========    ========

DECEMBER 31, 1998
  U.S. government and
    agency
    obligations........   $ 6,345       $ 10         $ --      $ 6,355    $105,661      $  900      $     --    $106,561
  FHLB Seattle stock
    (restricted).......        --         --           --           --      32,318          --            --      32,318
  Municipal bonds......    13,047        293           --       13,340          --          --            --          --
  Mortgage-backed
    securities.........       355         15           --          370     404,927       1,420          (977)    405,370
  Other................       286          4           --          290      22,254         608          (739)     22,123
                          -------       ----         ----      -------    --------      ------      --------    --------
                          $20,033       $322         $ --      $20,355    $565,160      $2,928      $ (1,716)   $566,372
                          =======       ====         ====      =======    ========      ======      ========    ========

    At December 31, 1999 and 1998, accrued interest on investments and MBS was $4.3 million and $5.0 million, respectively.

    During the years ended December 31, 1999, 1998 and 1997, Sterling sold available-for-sale investments and MBS which resulted in the following (in thousands):

                                                   PROCEEDS    GROSS      GROSS
                                                     FROM     REALIZED   REALIZED
                                                    SALES      GAINS      LOSSES
                                                   --------   --------   --------
Year ended December 31, 1999.....................  $ 29,646    $  593      $ --
Year ended December 31, 1998.....................   396,804     2,669       631
Year ended December 31, 1997.....................   264,543     1,325       128

    At December 31, 1999, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. INVESTMENTS AND MORTGAGE-BACKED SECURITIES: (CONTINUED) from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------   --------
Available for sale:
  U.S. government and agency obligations:
    After one year through five years.......................  $ 93,344    $ 90,735
                                                              ========    ========
Mortgage-backed securities:
  Under one year............................................  $    285    $    275
  After one year through five years.........................     5,834       5,823
  After five years through ten years........................    28,763      27,286
  After ten years...........................................   325,105     309,648
                                                              --------    --------
                                                              $359,987    $343,032
                                                              ========    ========
Other:
  After ten years...........................................  $ 27,236    $ 25,949
                                                              ========    ========
Held to maturity:
  U.S. government and agency obligations:
    After five years through ten years......................  $     95    $     91
                                                              ========    ========
  Municipal bonds:
    Under one year..........................................  $  1,741    $  1,742
    After one year through five years.......................     7,688       7,705
    After five years through ten years......................     1,444       1,404
                                                              --------    --------
                                                              $ 10,873    $ 10,851
                                                              ========    ========
  Mortgage-backed securities:
    After ten years.........................................  $    279    $    288
                                                              ========    ========

    At December 31, 1999 and 1998, U.S. government and agency obligations and MBS with an aggregate fair value of $26.1 million and $31.8 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington and Oregon Public Deposit Protection Commission regulations. Additionally, Sterling periodically utilizes MBS as collateral for reverse repurchase agreements and other borrowing transactions (see Notes 10 and 11).

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3. LOANS RECEIVABLE:

    The components of loans receivable are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Real estate loans:
  Variable rate:
    1-4 unit residential....................................  $   33,852   $   56,299
    5 or more unit residential..............................      82,825       75,866
    Commercial..............................................     196,710      157,551
    Land and other..........................................         674        1,001
Fixed rate:
  Conventional 1-4 unit residential.........................     319,079      242,801
  5- and 7-year balloon or reset 1-4 unit residential.......      24,136       18,210
  1-4 unit residential, insured by FHA/VA...................      19,320       25,324
  5 or more unit residential................................      67,024       50,998
  Commercial................................................     108,119       17,101
  Land and other............................................         226          174
Construction:
  1-4 unit residential......................................     184,081      141,288
  5 or more unit residential................................      71,024       45,794
  Commercial................................................      32,018       46,485
                                                              ----------   ----------
                                                               1,139,088      878,892
                                                              ----------   ----------
Other loans:
  Commercial loans..........................................     245,428      243,410
  Commercial and personal lines of credit...................     139,427      102,374
  Consumer loans............................................     276,657      253,987
  Loans secured by deposits.................................       5,135        5,258
                                                              ----------   ----------
                                                                 666,647      605,029
                                                              ----------   ----------
Total loans receivable......................................   1,805,735    1,483,921
Deferred loan fees, net of direct origination costs.........      (4,338)      (2,309)
Premium on loans acquired pursuant to purchase
  transactions..............................................       1,977        1,545
Allowance for losses........................................     (15,603)     (14,623)
                                                              ----------   ----------
Loans receivable, net.......................................  $1,787,771   $1,468,534
                                                              ==========   ==========
Weighted average interest rate..............................        8.32%        8.29%
                                                              ==========   ==========

    Accrued interest on loans receivable was approximately $4.9 million and $3.7 million at December 31, 1999 and 1998, respectively.

    Sterling originates residential, commercial real estate, consumer and commercial loans throughout the Pacific Northwest region. Loans originated outside this area are primarily for immediate sale into the secondary market. At December 31, 1999 and 1998, approximately 71%, 19%, 7% and 3% and 55%, 36%,

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3. LOANS RECEIVABLE: (CONTINUED)
6%, and 3% of real estate loans were collateralized by property located in Washington, Oregon, Idaho and Montana, respectively. The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect Sterling's estimate of its allowance for losses on loans associated with these loans receivable.

    Sterling originates both variable- and fixed-rate loans. The variable-rate loans have interest rate adjustment limitations and are generally indexed to various indices. Variable-rate real estate loans are typically indexed to prime rate, one-year treasury bonds or five-year treasury bonds. Future market factors may affect the correlation of the interest rates Sterling pays on the short-term deposits that have been primarily utilized to fund these loans.

    At December 31, 1999, the contractual principal payments due on outstanding loans receivable (in thousands) are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

YEAR ENDING
DECEMBER 31,                                                    AMOUNT
------------                                                  ----------
2000........................................................  $  439,790
2001........................................................     126,664
2002........................................................     110,654
2003........................................................      73,583
2004........................................................      97,891
Thereafter..................................................     957,153
                                                              ----------
                                                              $1,805,735
                                                              ==========

4. LOAN SERVICING:

    Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Loan portfolios serviced for:
  FHLMC.....................................................  $122,558   $167,541   $317,679
  FNMA......................................................    17,892     25,682     61,702
  Others....................................................    65,050     17,767     74,932
                                                              --------   --------   --------
                                                              $205,500   $210,990   $454,313
                                                              ========   ========   ========

    Custodial escrow balances maintained in connection with the loans serviced for others were approximately $960,000 and $1.1 million at December 31, 1999 and 1998, respectively.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4. LOAN SERVICING: (CONTINUED)
    The following is an analysis of the changes in mortgage servicing rights (in thousands):

                                                  PURCHASED   ORIGINATED
                                                  SERVICING   SERVICING     TOTAL
                                                  ---------   ----------   --------
Balance, December 31, 1996......................   $1,474        $ --       $1,474
  Amortization..................................     (304)         --         (304)
                                                   ------        ----       ------
Balance, December 31, 1997......................    1,170          --        1,170
  Sale of servicing portfolio...................   (1,023)         --       (1,023)
  Amortization..................................     (129)         --         (129)
                                                   ------        ----       ------
Balance, December 31, 1998......................       18          --           18
  Additions.....................................       --         227          227
  Amortization..................................      (11)        (12)         (23)
                                                   ------        ----       ------
Balance, December 31, 1999......................   $    7        $215       $  222
                                                   ======        ====       ======

    Sterling has sold participations in certain commercial real estate loans to investors on a servicing-retained basis. During the year ended December 31, 1999, Sterling sold approximately $32.0 million in loans under participation agreements, resulting in net gains of $209,000.

    During the year ended December 31, 1998, Sterling sold, in bulk, the rights to service conventional loans for others with an outstanding balance of approximately $117.6 million and recognized a gain of approximately $100,000 on the sale.

5. REAL ESTATE OWNED:

    The components of real estate owned are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Commercial..................................................   $3,471     $4,537
Residential.................................................    1,737        301
Construction................................................      779         34
Other.......................................................    2,373      2,311
                                                               ------     ------
                                                                8,360      7,183
Allowance for losses........................................   (1,061)      (951)
                                                               ------     ------
Real estate owned, net......................................   $7,299     $6,232
                                                               ======     ======

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6. ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE OWNED:

    The following is an analysis of the changes in the allowances for losses on loans and real estate owned (in thousands):

                                                                 REAL
                                                                ESTATE
                                                     LOANS      OWNED      TOTAL
                                                    --------   --------   --------
Balance, December 31, 1996........................  $ 8,389     $  788    $ 9,177
  Provision.......................................    2,482        173      2,655
  Amounts written off.............................   (1,568)       (77)    (1,645)
  Recoveries......................................      183         --        183
                                                    -------     ------    -------
Balance, December 31, 1997........................    9,486        884     10,370
  Provision.......................................    5,325         71      5,396
  Amounts written off.............................   (2,391)        (4)    (2,395)
  Recoveries......................................      203         --        203
  Loss allowances acquired........................    2,000         --      2,000
                                                    -------     ------    -------
Balance, December 31, 1998........................   14,623        951     15,574
  Provision.......................................    3,900        205      4,105
  Amounts written off.............................   (3,172)       (95)    (3,267)
  Recoveries......................................      252         --        252
                                                    -------     ------    -------
Balance, December 31, 1999........................  $15,603     $1,061    $16,664
                                                    =======     ======    =======

    The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Nonaccrual loans (1)........................................   $9,259     $3,050
Restructured loans (2)......................................       66         87
                                                               ------     ------
Total nonperforming loans...................................   $9,325     $3,137
                                                               ======     ======

------------------------

(1) The total allowance for losses on loans related to these loans was $201,000 and $63,000 at December 31, 1999 and 1998, respectively. For loans on nonaccrual status at period end, additional gross interest income of $485,000, $159,000 and $258,000, would have been recorded during the years ended December 31, 1999, 1998 and 1997, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $442,000, $194,000 and $311,000 was recorded during the years ended December 31, 1999, 1998 and 1997, respectively, in connection with such loans.

    The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997, was $7.3 million, $4.5 million and $4.2 million, respectively.

(2) Restructured loans occur when Sterling has agreed to compromise the contractual loan terms to provide a reduction in the rate of interest and, in most instances, an extension of payments of

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6. ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE OWNED: (CONTINUED) principal or interest, or both, because of a deterioration in the financial position of the borrower. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest.

7. OFFICE PROPERTIES AND EQUIPMENT:

    The components of office properties and equipment are as follows (in thousands):

                                                   DECEMBER 31,
                                                -------------------    ESTIMATED
                                                  1999       1998     USEFUL LIFE
                                                --------   --------   -----------
Buildings and improvements....................  $40,143    $39,523    20-40 years
Furniture, fixtures, equipment and computer
  software....................................   24,005     20,101    3-10 years
Leasehold improvements........................    3,539      3,202    5-20 years
Automobiles...................................       62         62    3-5 years
                                                -------    -------
                                                 67,749     62,888
Less accumulated depreciation and
  amortization................................  (23,245)   (18,791)
                                                -------    -------
                                                 44,504     44,097
Land..........................................    8,145      7,674
                                                -------    -------
Total office properties and equipment.........  $52,649    $51,771
                                                =======    =======

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. DEPOSITS:

    The components of deposits and applicable yields are as follows (in thousands):

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Commerial checking accounts (non-interest bearing)...  $  104,005   $  104,176
Checking accounts, 1.25% to 3.65%....................     186,012      193,114
Passbook accounts, 1.53%.............................      84,526      102,927
Money market demand accounts, 1.00% to 4.35%.........     326,133      330,251
                                                       ----------   ----------
                                                          700,676      730,468
                                                       ----------   ----------
Certificate of deposit accounts:
  Up to 3.99%........................................       6,463        8,548
  4.00 to 4.99%......................................     219,694      267,080
  5.00 to 5.99%......................................     486,830      473,287
  6.00 to 6.99%......................................     185,330       43,592
  7.00 to 7.99%......................................      13,177       13,741
  8.00 to 8.99%......................................       3,815        6,738
  9.00 to 9.99%......................................         909        1,355
  10.00% and over....................................         474          616
                                                       ----------   ----------
                                                          916,692      814,957
                                                       ----------   ----------
Total deposits.......................................  $1,617,368   $1,545,425
                                                       ==========   ==========

    The weighted average interest rate paid on deposit accounts was 4.04% and 3.85% at December 31, 1999 and 1998, respectively.

    At December 31, 1999, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

YEAR ENDING                                          WEIGHTED AVERAGE
DECEMBER 31,                                          INTEREST RATE      AMOUNT
------------                                         ----------------   --------
2000...............................................        5.22%        $684,127
2001...............................................        5.80          127,403
2002...............................................        6.19           68,172
2003...............................................        5.95           15,239
2004...............................................        5.90            7,096
Thereafter.........................................        6.43           14,655
                                                                        --------
                                                                        $916,692
                                                                        ========

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. DEPOSITS: (CONTINUED)
    At December 31, 1999, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Less than three months......................................  $131,717
Three to six months.........................................    64,234
Six to twelve months........................................    80,568
Over twelve months..........................................    41,248
                                                              --------
                                                              $317,767
                                                              ========

    The components of interest expense associated with deposits are as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Checking accounts................................  $ 1,921    $ 1,662    $ 1,133
Passbook accounts................................    1,499      1,552      1,987
Money market demand accounts.....................   12,994     11,193      7,591
Certificate of deposit accounts..................   44,507     43,188     37,316
                                                   -------    -------    -------
                                                   $60,921    $57,595    $48,027
                                                   =======    =======    =======

9. ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE:

    Advances from FHLB Seattle are collateralized by certain investments and MBS and qualifying loans with a carrying value of approximately $498.5 million at December 31, 1999. Sterling Savings Bank's credit line with FHLB Seattle is limited to 30% of its total assets. At December 31, 1999, Sterling Savings Bank had the ability to borrow an additional $279.6 million from FHLB Seattle.

    The advances from FHLB Seattle at December 31, 1999 are repayable as follows (in thousands):

YEAR ENDING                                          WEIGHTED AVERAGE
DECEMBER 31,                                          INTEREST RATE      AMOUNT
------------                                         ----------------   --------
2000...............................................        6.03%        $158,900
2001...............................................        5.65           55,000
2002...............................................        5.05          115,672
2003...............................................        4.85           45,000
2004...............................................        6.05           85,000
Thereafter.........................................        5.88           30,931
                                                                        --------
                                                                        $490,503
                                                                        ========

10. SECURITIES SOLD SUBJECT TO REPURCHASE AGREEMENTS:

    Sterling enters into sales of securities under agreements to repurchase the same or similar securities ("reverse repurchase agreements"). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. SECURITIES SOLD SUBJECT TO REPURCHASE AGREEMENTS: (CONTINUED) balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. These agreements had a weighted average interest rate of 4.80% at December 31, 1999. The reverse repurchase agreements mature at various dates through October 2003. Substantially all of Sterling's reverse repurchase agreements are transacted with Morgan Stanley (MS), Merrill Lynch (ML) and Salomon (SAL). The MBS underlying these agreements were held by MS, ML and SAL. The risk of default under such agreements is limited by the financial strength of these broker-dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 1999, under the reverse repurchase agreements, Sterling has pledged as collateral investments and MBS with aggregate amortized costs and market values of $228.0 million and $217.7 million, respectively.

    The average balances of securities sold subject to reverse repurchase agreements were $189.4 million, $123.7 million and $185.7 million during the years ended December 31, 1999, 1998 and 1997, respectively. The maximum amount outstanding at any month end during these same periods was $196.6 million, $366.7 million and $273.6 million, respectively.

    At December 31, 1999, securities sold subject to repurchase agreements are repayable as follows (in thousands):

YEAR ENDING                                          WEIGHTED AVERAGE
DECEMBER 31,                                          INTEREST RATE      AMOUNT
------------                                         ----------------   --------
2000...............................................        5.09%        $ 33,715
2001...............................................        5.75           30,000
2003...............................................        4.48          115,800
                                                                        --------
                                                                        $179,515
                                                                        ========

11. OTHER BORROWINGS:

    The components of other borrowings are as follows (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Advances on non-revolving line of credit (1).............  $ 40,000   $40,000
8.75% Subordinated Notes Due 2000 (2)....................        --    17,240
Sterling obligated mandatorily redeemable preferred
  capital securities of subsidiary trust holding solely
  junior subordinated deferrable interest debentures of
  Sterling (3)...........................................    40,000    40,000
Floating Rate Notes Due 2006 (4).........................    30,000        --
                                                           --------   -------
                                                           $110,000   $97,240
                                                           ========   =======

------------------------

(1) In May 1999, Sterling entered into a $50.0 million non-revolving, variable-rate line-of-credit agreement with KeyBank, of which $40.0 million was outstanding at December 31, 1999. This line of credit matures on May 31, 2001. Interest accrues at the 30-day London Interbank Offering Rate

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

11. OTHER BORROWINGS: (CONTINUED)
    ("LIBOR") plus 2.00% (7.63% at December 31, 1999) and is payable monthly. This line of credit is collateralized by all of the stock of Sterling Savings Bank.

(2) On June 30, 1999, Sterling redeemed the outstanding balance of its 8.75% Subordinated Notes Due 2000, including accrued interest thereon in the aggregate amount of $17.4 million. Sterling incurred a charge of approximately $97,000 upon early extinguishment of these notes.

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

(4) In May 1999, Sterling issued $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur; and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At December 31, 1999, Sterling could incur approximately $34.3 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $4.3 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (7.95% until March 15, 2000) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

    Sterling has a $5.0 million revolving line-of-credit agreement with KeyBank. The revolving line of credit matures in June 2000. The interest rate is adjustable monthly at KeyBank's prime interest rate (8.50% at December 31,1999). At December 31, 1999 and 1998, no amounts were outstanding under this line-of-credit agreement.

    Sterling Savings Bank has an unsecured $10.0 million line-of-credit agreement with KeyBank. Advances under this line of credit accrue interest at KeyBank's Federal Funds rate plus an incremental negotiated rate (4.88% at December 31, 1999) and matures in April 2000. At December 31, 1999 and 1998, no amounts were outstanding under this line-of-credit agreement.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

12. INCOME TAXES:

    The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

                                                                           DECEMBER 31,
                                                          -----------------------------------------------
                                                                   1999                     1998
                                                          ----------------------   ----------------------
                                                           ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                          --------   -----------   --------   -----------
Allowance for losses on loans...........................  $ 5,764      $    --      $5,390      $   --
Unrealized losses on available-for-sale securities......    7,298           --          --         424
Net operating loss carryforward.........................        5           --         105          --
Purchase accounting discount or premium.................    1,447          579       1,220         464
FHLB Seattle dividends..................................       --        6,393          --       4,863
Deferred loan fees......................................       --        2,643          --       2,434
Office properties and equipment.........................       --          441          --         415
Equity in losses of partnerships........................       --          204          --         502
Other...................................................    1,290           --         764          --
                                                          -------      -------      ------      ------
Total deferred income taxes.............................  $15,804      $10,260      $7,479      $9,102
                                                          =======      =======      ======      ======

    A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized.

    A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes follows (dollars in thousands):

                                                                            YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                                1999                  1998                  1997
                                                         -------------------   -------------------   -------------------
                                                          AMOUNT       %        AMOUNT       %        AMOUNT       %
                                                         --------   --------   --------   --------   --------   --------
Income tax provision at federal statutory rate.........   $7,101      35.0%     $3,466      35.0%     $5,720      35.0%
Tax effect of:
  State taxes, net of federal benefit..................      203       1.0         (20)     (0.2)        277       1.7
  Amortization of goodwill.............................      117       0.6         217       2.2         255       1.6
  Tax-exempt interest..................................     (216)     (1.1)       (160)     (1.6)       (157)     (1.0)
  Other, net...........................................      265       1.4         176       1.8          57       0.2
                                                          ------      ----      ------      ----      ------      ----
                                                          $7,470      36.9%     $3,679      37.2%     $6,152      37.5%
                                                          ======      ====      ======      ====      ======      ====

13. STOCK OPTIONS AND WARRANTS:

    Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant. The options vest over 1 to 4 years and are exercisable from 4 to 10 years from the date of grant. Sterling is authorized to grant 1,100,000 options under various stock option incentive plans. At December 31, 1999, there were 184,995 options available for grant.

    Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income. Had compensation cost for Sterling's plans been determined based on the fair

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13. STOCK OPTIONS AND WARRANTS: (CONTINUED) value at the grant dates for awards under the plans, Sterling's reported net income and income per common share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                               1999                      1998                      1997
                                      -----------------------   -----------------------   -----------------------
                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                      -----------   ---------   -----------   ---------   -----------   ---------
Net income..........................    $12,819      $11,786       $6,223      $5,119       $10,219      $9,802
                                        =======      =======       ======      ======       =======      ======
Income per common share--basic......    $  1.59      $  1.46       $ 0.78      $ 0.64       $  1.40      $ 1.34
                                        =======      =======       ======      ======       =======      ======
Income per common share--diluted....    $  1.57      $  1.45       $ 0.76      $ 0.62       $  1.25      $ 1.20
                                        =======      =======       ======      ======       =======      ======

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 80%-85% each period, risk-free interest rates of 4.46% to 6.97% and expected lives of 2 to 10 years, respectively.

    Stock option transactions are summarized as follows:

                                                                              EXERCISE
                                              NUMBER     WEIGHTED AVERAGE       PRICE       EXPIRATION
                                             OF SHARES    EXERCISE PRICE      PER SHARE        DATE
                                             ---------   ----------------   -------------   ----------
Balance, December 31, 1996.................   471,933         $11.25        $3.65-$14.13    2002-2007
  Options granted..........................    75,352          21.08        $14.18-$21.31   1998-2007
  Options exercised........................   (14,632)          9.37        $3.61-$14.13    1997-2006
  Options canceled.........................    (2,352)         14.13        $14.13          2006
                                              -------
Balance, December 31, 1997.................   530,301          13.37        $3.61-$21.31    1998-2007
  Options granted..........................   110,744          16.47        $16.38-$21.13   1999-2008
  Options exercised........................   (39,301)         11.89        $7.22-$14.13    1998-2007
  Options canceled.........................    (7,250)          8.77        $14.00-$21.13   2002-2007
                                              -------
Balance, December 31, 1998.................   594,494          13.39        $3.61-$21.31    1999-2008
  Options granted..........................   217,500          12.76        $11.69-$16.38   2004-2009
  Options exercised........................   (38,592)          5.79        $3.61-$14.18    1999-2007
  Options canceled.........................   (43,500)         16.20        $16.38-$21.31   2002-2004
                                              -------
Balance, December 31, 1999.................   729,902         $13.44
                                              =======         ======
Exercisable, December 31, 1999.............   496,302         $13.36
                                              =======         ======

    The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $11.95, $16.47 and $21.25, respectively.

    All share and dollar amounts have been restated to reflect the conversion of each Big Sky stock option into a Sterling stock option at the exchange ratio.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13. STOCK OPTIONS AND WARRANTS: (CONTINUED)
    The following table summarizes information about Sterling's plans at December 31, 1999:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                        -------------------------------------------------   ------------------------------
                                      WEIGHTED AVERAGE
      RANGE OF            NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
   EXERCISE PRICE       OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------   -----------   ----------------   ----------------   -----------   ----------------
$3.61-$3.65                 6,869       1.9 years             $ 3.62            6,869          $ 3.62
$6.01-$6.93                 4,250       1.7 years               6.23            4,250            6.23
$7.22-$7.38                30,000       2.8 years               7.38           30,000            7.38
$9.29-$11.69              248,455       6.0 years              11.09           84,955            9.94
$11.85-$15.00             262,828       4.2 years              13.42          247,828           13.32
$16.38-$19.62             108,500       6.5 years              16.42           81,900           16.44
$21.13-$21.31              69,000       5.8 years              21.31           40,500           21.31

    Big Sky had adopted a Management Recognition and Development Plan whereby stock was granted to the board of directors and management. In accordance with the vesting provisions of Big Sky's plan, all participants became fully vested upon consummation of the merger. Accordingly, the compensation expense associated with Big Sky's plan was recorded in Sterling's operations during the year ended December 31, 1998.

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

15. EARNINGS PER SHARE:

    The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted income per share computations, which includes the number of antidilutive securities (if any) that were not included in the dilutive income per share computation. These antidilutive securities occur when options outstanding held an option price

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

15. EARNINGS PER SHARE: (CONTINUED)
greater than the average market price for the period. Also shown is the effect that has been given to preferred dividends in computing basic income per share.

                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                            ---------------------------------------
                                                                            WEIGHTED
                                                                             AVERAGE
                                                            NET INCOME       SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Income per common share--basic............................    $12,819       8,083,026       $1.59
Effect of dilutive securities:
  Common stock options....................................         --          63,994
                                                              -------       ---------
Income per common share--diluted..........................    $12,819       8,147,020       $1.57
                                                              =======       =========
Antidilutive options not included in diluted income per
  share...................................................                    354,078

                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                            ---------------------------------------
Income per common share--basic............................    $ 6,223       8,027,537       $0.78
Effect of dilutive securities:
  Common stock options....................................         --         189,530
                                                              -------       ---------
Income per common share--diluted..........................    $ 6,223       8,217,067       $0.76
                                                              =======       =========
Antidilutive options not included in diluted income per
  share...................................................                     71,500

                                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                                            -------------------------------------
Net income................................................   $10,219
Less preferred stock dividends............................      (940)
                                                             -------
Income per common share--basic............................     9,279      6,634,599       $1.40
Effect of dilutive securities:
  Convertible preferred stock.............................       940      1,363,935
  Common stock options....................................        --        172,141
                                                             -------      ---------
Income per common share--diluted..........................   $10,219      8,170,675       $1.25
                                                             =======      =========
Antidilutive options not included in diluted income per
  share...................................................                   74,000

16. REGULATORY MATTERS:

    In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), Sterling Savings Bank is required to maintain minimum levels of regulatory capital, including core Tier 1 risk-based and total risk-based capital. At December 31, 1999, Sterling Savings Bank was in compliance with all regulatory capital requirements. The OTS is empowered to take "prompt, corrective action" to resolve problems of insured depository institutions. The extent of these powers depends on whether an institution is classified as "well capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized," or "critically undercapitalized." At
December 31, 1999 and 1998, Sterling Savings Bank was considered "well capitalized."

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

16. REGULATORY MATTERS: (CONTINUED)
    The following table sets forth the amounts and ratios regarding actual and minimum core Tier 1 risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well-capitalized" institution, without giving effect to forbearance or capital provisions contained in certain acquisition agreements (dollars in thousands).

                                                       MINIMUM
                                                       CAPITAL          WELL-CAPITALIZED
                                                    REQUIREMENTS          REQUIREMENTS             ACTUAL
                                                 -------------------   -------------------   -------------------
                                                  AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                 --------   --------   --------   --------   --------   --------
As of December 31, 1999:
  Total Capital
    (to Risk-Weighted Assets)..................  $142,199     8.00%    $177,748    10.00%    $184,218    10.36%
  Core (Tier I) Capital
    (to Risk-Weighted Assets)..................    71,099     4.00      106,649     6.00      168,889     9.50
  Core (Tier I) Capital
    (to Adjusted Assets).......................    99,738     4.00      124,673     5.00      168,889     6.77

As of December 31, 1998:
  Total Capital
    (to Risk-Weighted Assets)..................  $122,254     8.00%    $152,818    10.00%    $157,373    10.30%
  Core (Tier I) Capital
    (to Risk-Weighted Assets)..................    61,127     4.00       91,691     6.00      143,669     9.40
  Core (Tier I) Capital
    (to Adjusted Assets).......................    89,900     4.00      112,375     5.00      143,669     6.39

17. COMMITMENTS AND CONTINGENT LIABILITIES:

    At December 31, 1999, Sterling had loan commitments to borrowers and brokers totaling $285.8 million, including $17.8 million for fixed-rate loans and $268.0 million for variable-rate loans. At December 31, 1999, commitments to secondary market institutions to sell fixed-rate loans totaled $16.5 million. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments are for loans that have credit risk similar to Sterling's existing portfolio.

    At December 31, 1999, Sterling had made available to borrowers various secured and unsecured commercial and personal lines of credit totaling approximately $317.1 million, of which the undisbursed portion is approximately $171.4 million. These lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling's existing portfolio.

    Sterling historically has not realized credit losses due to these off-balance sheet credits. Based on this fact and Sterling's analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off-balance sheet credits at December 31, 1999 and 1998.

    Rent expense for office properties under operating leases was approximately $1.2 million, $1.3 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

17. COMMITMENTS AND CONTINGENT LIABILITIES: (CONTINUED)
    Future minimum rental commitments as of December 31, 1999, under noncancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,                                                   AMOUNT
------------                                                  --------
2000........................................................  $ 1,542
2001........................................................    1,377
2002........................................................    1,205
2003........................................................    1,061
2004........................................................      844
Thereafter..................................................    5,339
                                                              -------
                                                              $11,368
                                                              =======

18. EMPLOYEE SAVINGS PLAN:

    Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 8% of their salary, and Sterling will make a matching contribution equal to 35% of the employee's contribution. All matching contributions are made exclusively in the form of Sterling Common Stock. Each employee may make a supplemental contribution of an additional 7% of their salary. All contributions vest immediately. Employees have the option of investing their contributions among six selected mutual funds, certificates of deposit with Sterling Savings Bank and Sterling Common Stock. During the years ended December 31, 1999, 1998 and 1997, Sterling contributed approximately $427,500, $373,000 and $210,000, respectively, to the employee savings plan.

19. OPERATING EXPENSES:

    The components of total operating expenses are as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Employee compensation and benefits...............  $29,112    $22,430    $16,571
Occupancy and equipment..........................   10,087      7,499      6,179
Amortization of intangibles......................    5,692      3,971      2,242
Data processing..................................    5,159      3,777      2,457
Depreciation.....................................    4,241      3,352      3,171
Advertising......................................    2,656      2,076      1,707
Travel and entertainment.........................    1,572      1,318      1,102
Legal and accounting.............................    1,561      1,597      1,494
Insurance........................................      986      1,116      1,217
Acquisition and conversion costs.................       --      5,464         --
Other............................................    3,412      3,691      2,289
                                                   -------    -------    -------
                                                   $64,478    $56,291    $38,429
                                                   =======    =======    =======

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

20. BUSINESS SEGMENTS:

    Sterling operates residential loan production offices primarily in the Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho metropolitan areas through its subsidiary Action Mortgage. Residential mortgage banking operations include revenues from servicing-released and servicing-retained sales of originated residential loans, bulk sales of loan servicing rights and other fees.

    The following table summarizes information related to Sterling's residential mortgage banking operations (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
Revenues:
  Gains on sales of originated residential loans...  $   759     $1,440     $1,494
  Other fees and income............................    5,255      4,629      2,530
                                                     -------     ------     ------
Total revenues.....................................    6,014      6,069      4,024
Identifiable expenses..............................   (3,369)    (2,414)    (2,933)
                                                     -------     ------     ------
Income before income taxes.........................  $ 2,645     $3,655     $1,091
                                                     =======     ======     ======
Identifiable assets................................  $11,315     $8,833     $5,153
                                                     =======     ======     ======
Depreciation and amortization expense..............  $   123     $  141     $  177
                                                     =======     ======     ======
Capital expenditures for office properties and
  equipment........................................  $   111     $  232     $   13
                                                     =======     ======     ======

    Sterling also operates commercial real estate loan production offices primarily in the Spokane and Seattle, Washington and Portland, Oregon metropolitan areas through its subsidiary INTERVEST. Commercial real estate lending operations include revenues from sales of commercial real estate loans and participation interests in commercial real estate loans, loan fees and servicing fees.

    The following table summarizes information related to Sterling's commercial real estate lending operations (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Revenues:
  Gains on sales of originated commercial real
    estate loans..................................  $   209    $    --     $   --
  Other fees and income...........................    3,612      3,573      3,464
                                                    -------    -------     ------
Total revenues....................................    3,821      3,573      3,464
Identifiable expenses.............................   (1,204)      (970)      (622)
                                                    -------    -------     ------
Income before income taxes........................  $ 2,617    $ 2,603     $2,842
                                                    =======    =======     ======
Identifiable assets...............................  $16,281    $13,270     $9,569
                                                    =======    =======     ======
Depreciation and amortization expense.............  $    14    $    14     $   18
                                                    =======    =======     ======
Capital expenditures for office properties and
  equipment.......................................  $    21    $    12     $    3
                                                    =======    =======     ======

    Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

20. BUSINESS SEGMENTS: (CONTINUED)
    The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements (in thousands):

                                                                   MORTGAGE BANKING
                                                                      OPERATIONS
                                                               -------------------------
                                                   BANKING                   COMMERCIAL
                                                  OPERATIONS   RESIDENTIAL   REAL ESTATE     TOTAL
                                                  ----------   -----------   -----------   ----------
As of and for the year ended
  December 31, 1999:
    Other income................................  $   12,215     $   873       $   209     $   13,297
    Income before income taxes..................      15,027       2,645         2,617         20,289
    Total assets................................   2,519,329      11,315        16,281      2,546,925
As of and for the year ended
December 31, 1998:
  Other income..................................  $   10,465     $ 1,848       $    --     $   12,313
  Income before income taxes....................       3,644       3,655         2,603          9,902
  Total assets..................................   2,292,484       8,833        13,270      2,314,587
As of and for the year ended
December 31, 1997:
  Other income..................................  $    7,552     $ 1,922       $    --     $    9,474
  Income before income taxes....................      12,438       1,091         2,842         16,371
  Total assets..................................   1,923,631       5,153         9,569      1,938,353

21. INTEREST RATE RISK:

    The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets, consisting primarily of loans receivable and investments and MBS. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates.

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

    Sterling uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

21. INTEREST RATE RISK: (CONTINUED)
also is designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. Another monitoring tool used by Sterling to assess interest rate risk is "gap analysis." The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive" and by monitoring Sterling's interest sensitivity "gap." Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk although there can be no assurance regarding the management of interest rate risk in future periods.

22. QUARTERLY FINANCIAL DATA (UNAUDITED):

    The following tables present Sterling's condensed operations on a quarterly basis for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31, 1999
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER
                                                ----------   ----------   ----------   ----------
Interest income...............................  $   41,506   $   43,483   $   45,244   $   47,141
Interest expense..............................     (23,763)     (24,698)     (25,931)     (27,612)
Provision for losses on loans.................        (900)      (1,000)      (1,000)      (1,000)
                                                ----------   ----------   ----------   ----------
Net interest income after provision for losses
  on loans....................................      16,843       17,785       18,313       18,529
Net gain on sales of securities...............         593           --           --           --
Other income..................................       2,926        3,063        3,323        3,392
Other operating expenses......................     (15,862)     (15,714)     (16,352)     (16,550)
                                                ----------   ----------   ----------   ----------
Income before income taxes....................       4,500        5,134        5,284        5,371
Income tax provision..........................      (1,662)      (1,900)      (1,955)      (1,953)
                                                ----------   ----------   ----------   ----------
Net income....................................  $    2,838   $    3,234   $    3,329   $    3,418
                                                ==========   ==========   ==========   ==========
Income per common share--basic................  $     0.35   $     0.40   $     0.41   $     0.42
                                                ==========   ==========   ==========   ==========
Income per common share--diluted..............  $     0.35   $     0.40   $     0.41   $     0.42
                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding--
  basic.......................................   8,063,756    8,088,299    8,089,844    8,089,844
                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding--
  diluted.....................................   8,184,690    8,150,463    8,158,607    8,119,496
                                                ==========   ==========   ==========   ==========

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

22. QUARTERLY FINANCIAL DATA (UNAUDITED): (CONTINUED)

                                                          YEAR ENDED DECEMBER 31, 1998
                                                -------------------------------------------------
                                                  FIRST        SECOND       THIRD        FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER
                                                ----------   ----------   ----------   ----------
Interest income...............................  $   35,955   $   38,042   $   40,094   $   41,672
Interest expense..............................     (23,543)     (24,462)     (24,156)     (24,397)
Provision for losses on loans.................        (808)      (2,907)        (807)        (803)
                                                ----------   ----------   ----------   ----------
Net interest income after provision for losses
  on loans....................................      11,604       10,673       15,131       16,472
Net gain (loss) on sales of securities........         711         (133)         655          805
Other income..................................       2,255        2,180        2,914        2,926
Merger and acquisition costs..................          --       (3,210)          --       (2,254)
Other operating expenses......................     (10,164)     (10,942)     (14,182)     (15,539)
                                                ----------   ----------   ----------   ----------
Income (loss) before income taxes.............       4,406       (1,432)       4,518        2,410
Income tax (provision) benefit................      (1,580)         559       (1,672)        (986)
                                                ----------   ----------   ----------   ----------
Net income (loss).............................  $    2,826   $     (873)  $    2,846   $    1,424
                                                ==========   ==========   ==========   ==========
Income (loss) per common share--basic.........  $     0.35   $    (0.11)  $     0.35   $     0.18
                                                ==========   ==========   ==========   ==========
Income (loss) per common share--diluted.......  $     0.34   $    (0.11)  $     0.35   $     0.17
                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding--
  basic.......................................   8,004,135    8,029,425    8,032,882    8,043,217
                                                ==========   ==========   ==========   ==========
Weighted average common shares outstanding--
  diluted.....................................   8,207,691    8,029,425    8,188,326    8,168,718
                                                ==========   ==========   ==========   ==========

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

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

23. FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED)
    INVESTMENTS AND MORTGAGE-BACKED SECURITIES

    The fair value of investments and MBS is based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

    LOANS HELD FOR SALE

    The fair values are based on the estimated value at which the loans could be sold in the secondary market considering the fair value of options and commitments to sell or issue mortgage loans.

    LOANS RECEIVABLE

    The fair values of performing residential mortgage loans and home equity loans are estimated using current market comparable information for securitizable mortgages, adjusting for credit and other relevant characteristics. The fair value of performing commercial real estate construction, permanent financing, consumer and commercial loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions.

    The fair value of nonperforming loans is estimated by discounting management's current estimate of future cash flows using a rate estimated to be commensurate with the risks involved.

    DEPOSITS

    The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, passbook savings, and money market deposit accounts, are equal to the amounts payable on demand at the reporting date. The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

    BORROWINGS

    The carrying amounts of short-term borrowings under repurchase agreements, short-term FHLB Seattle advances and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of advances under lines of credit approximates their carrying value because such advances bear variable rates of interest. The fair value of long-term FHLB Seattle advances and other long-term borrowings is

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

23. FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED) estimated using discounted cash flow analyses based on Sterling's current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

                                                                  DECEMBER 31,
                                                -------------------------------------------------
                                                         1999                      1998
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                ----------   ----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents...................  $   96,604   $   96,604   $   97,106   $   97,106
  Investments and MBS:
    Available for sale........................     494,483      494,483      566,372      566,372
    Held to maturity..........................      11,247       11,230       20,033       20,355
  Loans held for sale.........................         985          985       15,581       15,581
  Loans receivable, net.......................   1,787,771    1,766,193    1,468,534    1,465,298
  Accrued interest receivable.................      16,720       16,720       14,938       14,938
Financial liabilities:
  Non-maturity deposits.......................     700,676      700,676      730,468      730,468
  Deposits with stated maturities.............     916,692      916,598      814,957      822,950
  Borrowings..................................     780,018      771,483      611,854      619,882
  Accrued interest payable....................       7,539        7,539        5,639        5,639

    The fair value estimates above do not include the value of residential mortgage loan servicing rights on Sterling's residential loan servicing portfolio which totaled approximately $205.5 million and $211.0 million at December 31, 1999 and 1998, respectively. The gross fair value of these rights is estimated to be approximately $2.6 million and $2.5 million at December 31, 1999 and 1998, respectively. The carrying amount of these servicing rights was approximately $222,000 and $18,000 at December 31, 1999 and 1998, respectively.

24. RELATED-PARTY TRANSACTIONS:

    One of Sterling's directors is a principal in the law firm that provides legal services to Sterling. During the years ended December 31, 1999, 1998 and 1997, Sterling incurred legal fees of approximately $976,000, $766,000 and $794,000, respectively, related to services provided by this firm.

25. PARENT COMPANY-ONLY FINANCIAL INFORMATION:

    Sterling Financial Corporation became the holding company for Sterling Savings Bank on November 1, 1992. The following Sterling Financial Corporation parent company-only financial information should be read in conjunction with the other notes to consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company's investments in its subsidiaries under the equity method.

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

25. PARENT COMPANY-ONLY FINANCIAL INFORMATION: (CONTINUED)

CONDENSED BALANCE SHEETS
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and cash equivalents.................................   $  3,172     $  1,626
  Investments in subsidiaries:
    Sterling Savings Bank...................................    211,184      206,008
    Tri-Cities Mortgage Company.............................      1,847        1,246
    Sterling Capital Trust I................................      1,237        1,237
  Income taxes receivable from subsidiaries.................      6,175        1,598
  Federal income taxes receivable...........................      1,888        2,772
  Other assets..............................................      3,660        3,123
                                                               --------     --------
      Total assets..........................................   $229,163     $217,610
                                                               ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accrued expenses payable..................................   $    272     $     23
  Advances under line of credit.............................     40,000       40,000
  8.75% Subordinated Notes Due 2000.........................         --       17,240
  Floating Rate Notes Due 2006..............................     30,000           --
  Junior Subordinated Debentures of Sterling................     41,237       41,237
  Other liabilities.........................................         15           93
  Shareholders' equity......................................    117,639      119,017
                                                               --------     --------
      Total liabilities and shareholders' equity............   $229,163     $217,610
                                                               ========     ========

CONDENSED STATEMENTS OF INCOME
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
  Interest income...........................................  $   150    $   219    $   975
  Interest expense..........................................   (9,228)    (7,281)    (4,682)
                                                              -------    -------    -------
        Net interest expense................................   (9,078)    (7,062)    (3,707)

  Equity in net earnings of subsidiary......................   19,133     11,583     12,987
  Miscellaneous income, net.................................       --         57         --
  Provision for losses on real estate owned.................     (200)        --         --
  Operating expenses........................................     (729)    (1,319)      (822)
                                                              -------    -------    -------
  Income before income taxes................................    9,126      3,259      8,458
  Deferred income tax benefit...............................    3,693      2,964      1,761
                                                              -------    -------    -------
        Net income..........................................  $12,819    $ 6,223    $10,219
                                                              =======    =======    =======

                         STERLING FINANCIAL CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

25. PARENT COMPANY-ONLY FINANCIAL INFORMATION: (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
  Cash flows from operating activities:
    Net income..............................................  $12,819    $ 6,223    $10,219
    Adjustments to reconcile net income to net cash used in
      operating activities..................................  (22,078)   (14,413)   (15,068)
                                                              -------    -------    -------
      Net cash used in operating activities.................   (9,259)    (8,190)    (4,849)
                                                              -------    -------    -------
  Cash flows from investing activities:
    Investments in subsidiaries, net........................  (10,566)   (45,278)   (30,076)
    Dividends from subsidiary...............................    9,580      8,088      6,078
                                                              -------    -------    -------
    Net cash used in investing activities...................     (986)   (37,190)   (23,998)
                                                              -------    -------    -------
  Cash flows from financing activities:
    Repayment of note payable and other borrowings..........  (22,240)   (15,000)        --
    Proceeds from line of credit and other borrowings.......   35,000     40,000     40,000
    Proceeds from exercise of stock options, net of
      repurchases...........................................      144        382         56
    Payments to redeem preferred stock and fractional
      shares................................................       --         (4)      (126)
    Cash dividends on preferred stock.......................       --         --       (940)
    Deferred financing costs................................   (1,113)        --     (1,810)
    Other, net..............................................       --         58         --
                                                              -------    -------    -------
      Net cash provided by financing activities.............   11,791     25,436     37,180
                                                              -------    -------    -------
  Net change in cash and cash equivalents...................    1,546    (19,944)     8,333
  Cash and cash equivalents, beginning of year..............    1,626     21,570     13,237
                                                              -------    -------    -------
  Cash and cash equivalents, end of year....................  $ 3,172    $ 1,626    $21,570
                                                              =======    =======    =======

    Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary savings association unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary savings association's capital and surplus.

    During the years ended December 31, 1999 and 1998, Sterling purchased $10.0 million and $45.0 million of Sterling Savings Bank common and preferred stock, respectively.

    Current income taxes are allocated to Sterling and its subsidiaries as if they were separate taxpayers.

    The payment of dividends to Sterling Financial Corporation by its savings association subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 1999, the savings association subsidiary could have declared approximately $3.6 million of aggregate dividends in addition to amounts previously paid.