Form 10-Q
period 2000-03-31
STERLING FINANCIAL CORP /WA/
filed 2000-05-12
CIK 891106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

         OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM ________________ TO ________________.


                       Commission file number.....0-20800


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

                111 North Wall Street, Spokane, Washington 99201
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (509) 458-2711
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


               Class                           Outstanding as of April 28, 2000
               -----                           --------------------------------
   Common Stock ($1.00 par value)                          8,099,028


                         STERLING FINANCIAL CORPORATION

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I - Financial Information                                                                                 1

         Item 1 - Financial Statements                                                                         1

                  Consolidated Balance Sheets                                                                  1

                  Consolidated Statements of Income                                                            2

                  Consolidated Statements of Cash Flows                                                        3

                  Consolidated Statements of Comprehensive Income                                              5

                  Notes to Consolidated Financial Statements                                                   6

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   10

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                  20

PART II - Other Information                                                                                   20

         Item 1 - Legal Proceedings                                                                           20

         Item 2 - Changes in Securities and Use of Proceeds                                                   20

         Item 3 - Defaults Upon Senior Securities                                                             20

         Item 4 - Submission of Matters to a Vote of Security Holders                                         20

         Item 5 - Other Information                                                                           20

         Item 6 - Exhibits and Reports on Form 8-K                                                            20

Signature                                                                                                     22


                                            PART I - Financial Information
                                             Item 1 - Financial Statements
                                             -----------------------------
                                            STERLING FINANCIAL CORPORATION
                                              Consolidated Balance Sheets
                                                      (Unaudited)


                                                                                             March 31,                 December 31,
                                                                                               2000                       1999
                                                                                            -----------                -----------
                                                                                                 (Dollars in thousands)
ASSETS
    Cash and cash equivalents:
      Interest bearing                                                                         $ 28,404                $    23,365
      Non-interest bearing and vault                                                             60,519                     72,221
      Restricted                                                                                  1,151                      1,018
    Loans receivable, net                                                                     1,874,420                  1,787,771
    Loans held for sale                                                                           1,863                        985
    Investments and mortgage-backed securities ("MBS"):
      Available for sale                                                                        480,498                    494,483
      Held to maturity                                                                           11,234                     11,247
    Accrued interest receivable (including $3,485 and $3,504 on investments
      and MBS)                                                                                   15,598                     16,720
    Real estate owned, net                                                                        9,266                      7,299
    Office properties and equipment, net                                                         51,899                     52,649
    Other intangibles, net                                                                       54,091                     55,488
    Mortgage servicing rights, net                                                                  244                        222
    Prepaid expenses and other assets, net                                                       22,420                     23,457
                                                                                            -----------                -----------
      Total assets                                                                          $ 2,611,607                $ 2,546,925
                                                                                            ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits                                                                                $ 1,670,397                $ 1,617,368
    Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")                            475,525                    490,503
    Securities sold subject to repurchase agreements and federal funds
      purchased                                                                                 200,539                    179,515
    Other borrowings (Note 3)                                                                   110,000                    110,000
    Cashiers checks issued and payable                                                           10,332                     11,967
    Borrowers' reserves for taxes and insurance                                                   2,959                      1,369
    Accrued interest payable                                                                      8,792                      7,539
    Accrued expenses and other liabilities                                                       14,497                     11,025
                                                                                            -----------                -----------
      Total liabilities                                                                       2,493,041                  2,429,286
                                                                                            -----------                -----------
    Preferred stock, $1 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                                0                          0
    Common stock, $1 par value; 20,000,000 shares authorized;
      8,099,028 and 8,089,844 shares issued and outstanding                                       8,099                      8,090
    Additional paid-in capital                                                                   70,386                     70,339
    Accumulated other comprehensive loss:
      Unrealized losses on investments and MBS available for sale,
           net of deferred income tax benefit of $8,613 and $7,298                              (15,996)                   (13,553)
    Retained earnings                                                                            56,077                     52,763
                                                                                            -----------                -----------
      Total shareholders' equity                                                                118,566                    117,639
                                                                                            -----------                -----------
      Total liabilities and shareholders' equity                                            $ 2,611,607                $ 2,546,925
                                                                                            ===========                ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                 ----------------------------------------
                                                                                       2000                   1999
                                                                                 -----------------      -----------------
                                                                               (Dollars in thousands, except per share data)
Interest income:
   Loans                                                                            $      39,354            $    32,746
   MBS                                                                                      5,652                  5,934
   Investments and cash equivalents                                                         2,879                  2,826
                                                                                 -----------------      -----------------

    Total interest income                                                                  47,885                 41,506
                                                                                 -----------------      -----------------

Interest expense:
   Deposits                                                                                16,727                 14,669
   Short-term borrowings                                                                    2,948                  2,856
   Long-term borrowings                                                                     8,819                  6,238
                                                                                 -----------------      -----------------

    Total interest expense                                                                 28,494                 23,763
                                                                                 -----------------      -----------------

    Net interest income                                                                    19,391                 17,743

Provision for losses on loans                                                              (1,100)                  (900)
                                                                                 -----------------      -----------------

    Net interest income after provision for losses on loans                                18,291                 16,843
                                                                                 -----------------      -----------------

Other income:
   Fees and service charges                                                                 2,993                  2,468
   Mortgage banking operations                                                                121                    353
   Loan servicing fees                                                                        221                    197
   Net gains on sales of securities                                                             0                    593
   Real estate owned operations                                                                28                    (92)
                                                                                 -----------------      -----------------

    Total other income                                                                      3,363                  3,519
                                                                                 -----------------      -----------------

Operating expenses (Note 5)                                                                16,394                 15,862
                                                                                 -----------------      -----------------

    Income before income taxes                                                              5,260                  4,500

Income tax provision                                                                       (1,946)                (1,662)
                                                                                 -----------------      -----------------

Net income                                                                          $       3,314            $      2,838
                                                                                 =================      =================

Income per share - basic                                                            $        0.41            $       0.35
                                                                                 =================      =================

Income per share - diluted                                                          $        0.41            $       0.35
                                                                                 =================      =================

Weighted average shares outstanding - basic                                             8,094,343              8,063,756

Weighted average shares outstanding - diluted                                           8,113,508              8,184,690



The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                          --------------------------------------
                                                                                                2000                  1999
                                                                                          ------------------     ---------------
                                                                                                    (Dollars in thousands)
Cash flows from operating activities:
     Net income                                                                                    $  3,314            $  2,838
     Adjustments to reconcile net income to net cash provided by operating activities:
            Provisions for losses on loans and real estate owned                                      1,100               1,105
            Stock dividends on FHLB Seattle stock                                                      (562)               (618)
            Net gain on sales of loans, investments and MBS                                            (109)               (911)
            Net gain on sales of real estate owned                                                      (48)               (136)
            Depreciation and amortization                                                             2,717               2,833
            Change in:
               Accrued interest receivable                                                            1,122                 583
               Prepaid expenses and other assets                                                      2,260                 (49)
               Cashiers checks issued and payable                                                    (1,635)             (3,180)
               Accrued interest payable                                                               1,253                (106)
               Accrued expenses and other liabilities                                                 3,472              (1,673)
            Proceeds from sales of loans                                                              9,938              30,026
            Loans originated for sale                                                                (9,830)            (29,700)
                                                                                          ------------------     ---------------

               Net cash provided by operating activities                                             12,992               1,012
                                                                                          ------------------     ---------------

Cash flows from investing activities:
     Change in restricted cash                                                                         (133)              6,117
     Loans disbursed                                                                               (329,376)           (371,817)
     Loan principal received                                                                        238,702             218,825
     Purchase of investments                                                                        (19,912)            (29,823)
     Proceeds from maturities of investments                                                         19,912              34,258
     Proceeds from sales of available-for-sale investments                                            2,000                 542
     Principal payments on MBS                                                                        8,732              32,931
     Proceeds from sales of MBS                                                                           0              29,104
     Purchase of office properties and equipment                                                       (375)             (1,866)
     Improvements and other changes to real estate owned                                               (343)                (12)
     Proceeds from sales and liquidation of real estate owned                                           472                 959
                                                                                          ------------------     ---------------

               Net cash used in investing activities                                                (80,321)            (80,782)
                                                                                          ------------------     ---------------


                                       3

                         STERLING FINANCIAL CORPORATION
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                         --------------------------------------
                                                                                               2000                1999
                                                                                         -----------------   ------------------
                                                                                                 (Dollars in thousands)
Cash flows from financing activities:
     Net change in checking, passbook and money market deposits                                $   10,057           $   (9,593)
     Proceeds from issuance of certificates of deposit                                            143,004              199,873
     Payments for maturing certificates of deposit                                               (115,763)            (186,452)
     Interest credited to deposits                                                                 15,731               14,495
     Advances from FHLB Seattle                                                                    55,000               35,877
     Repayment of FHLB Seattle advances                                                           (70,033)             (20,026)
     Net change in securities sold subject to repurchase agreements
        and funds purchased                                                                        21,024                3,150
     Proceeds from other borrowings                                                                     0                5,000
     Proceeds from exercise of stock options, net of repurchases                                       56                   63
     Other                                                                                          1,590                1,162
                                                                                         -----------------   ------------------
            Net cash provided by financing activities                                              60,666               43,549
                                                                                         -----------------   ------------------

Net change in cash and cash equivalents                                                            (6,663)             (36,221)
Cash and cash equivalents, beginning of period                                                     95,586               88,331
                                                                                         -----------------   ------------------

Cash and cash equivalents, end of period                                                       $   88,923           $   52,110
                                                                                         =================   ==================

Supplemental disclosures:
     Cash paid during the period for:
        Interest                                                                               $   27,241           $   23,869
        Income taxes                                                                                    4                  719

     Noncash financing and investing activities:
        Loans converted into real estate owned                                                      2,048                  317


The accompanying notes are an integral part of the consolidated financial statements.

                                       4

                         STERLING FINANCIAL CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                         --------------------------
                                                                                            2000             1999
                                                                                         ---------      -----------
                                                                                           (Dollars in thousands)
Net income                                                                                $ 3,314          $ 2,838
                                                                                         ---------      -----------

Other comprehensive loss:
   Change in unrealized losses on investments and
    MBS available for sale                                                                 (3,758)          (3,277)
   Less deferred income tax benefit                                                        (1,315)          (1,147)
                                                                                         ---------      -----------

   Net other comprehensive loss                                                            (2,443)          (2,130)
                                                                                         ---------      -----------

Comprehensive income                                                                      $    871       $     708
                                                                                         =========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements


1.       GENERAL:
         Notes to the December 31, 1999 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 1999 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three months ended March 31, 2000 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1999 consolidated balance sheet was derived from the audited balance sheet as of that date.

2.       INTERIM FINANCIAL STATEMENTS:
         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

3.       OTHER BORROWINGS:
         The following table details Sterling's other borrowings.

                                                                                     March 31,   December 31,
                                                                                    ------------    ------------
                                                                                      (Dollars in thousands)
            Advances on non-revolving line of credit(1)                               $  40,000       $  40,000
            Advances on revolving line of credit(2)                                           0               0
            Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior
                 subordinated deferrable interest debentures of Sterling (3)             40,000          40,000
            Floating Rate Notes Due 2006(4)                                              30,000          30,000
                                                                                    ------------    ------------

                     Total other borrowings                                           $ 110,000       $ 110,000
                                                                                    ============    ============


         (1)Sterling has a $50.0 million non-revolving, variable-rate, line-of-credit agreement with KeyBank National Association ("KeyBank"), of which $40.0 million was outstanding at March 31, 2000. This line of credit matures on May 31, 2001. Interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.00% (8.06% at March 31, 2000) and is payable monthly. This line of credit, as well as the line of credit referred to in Note 2 below, is collateralized by all of the stock of Sterling Savings Bank.

         (2)Sterling has a $5.0 million revolving line-of-credit agreement with KeyBank. The revolving line of credit matures in June 2000. The interest rate is adjustable monthly at KeyBank's prime interest rate (9.00% at March 31, 2000). At March 31, 2000 and December 31, 1999,
            no amounts were outstanding under this line-of-credit agreement.

         (3)On June 4, 1997, Sterling issued $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

         (4)Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur; and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At March 31, 2000, Sterling could incur approximately $35.6 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $5.4 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (8.65% until June 15, 2000) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

4.       INCOME PER SHARE:
         The following table presents the basic and diluted income per share computations.

                                                                                 Three Months Ended March 31,
                                                      ------------------------------------------------------------------------------
                                                                        2000                                    1999
                                                      --------------------------------------  --------------------------------------
                                                          Net         Weighted     Per Share      Net         Weighted     Per Share
                                                         Income      Avg. Shares    Amount       Income      Avg. Shares    Amount
                                                      -------------  ------------  ---------  -------------  ------------  ---------
         Basic computations                            $ 3,314,000     8,094,343     $ 0.41    $ 2,838,000     8,063,756     $ 0.35

         Effect of dilutive securities:
         Common stock options                                    0        19,165                         0       120,934
                                                      -------------  ------------  ---------  -------------  ------------  ---------

         Diluted computations                          $ 3,314,000     8,113,508     $ 0.41    $ 2,838,000     8,184,690     $ 0.35
                                                      =============  ============  =========  =============  ============  =========

         Antidilutive options not
         included in diluted
         income per share                                                599,078                                  71,500

5.       OPERATING EXPENSES:
         The following table details Sterling's components of total operating expenses:

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                     2000             1999
                                                                   ----------      -----------
                                                                     (Dollars in thousands)
              Employee compensation and benefits                     $ 8,117          $ 6,941
              Occupancy and equipment                                  2,530            2,362
              Depreciation                                             1,125            1,004
              Amortization of intangible assets                        1,397            1,448
              Advertising                                                549              619
              Data processing                                          1,441            1,279
              Insurance                                                  175              274
              Legal and accounting                                       354              331
              Travel and entertainment                                   398              380
              Goodwill litigation costs                                  100               60
              Other                                                      208            1,164
                                                                   ----------      -----------

                   Total operating expenses                         $ 16,394         $ 15,862
                                                                   ==========      ===========

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

7.       MORTGAGE BANKING OPERATIONS:
         Sterling operates residential loan production offices primarily in the Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho metropolitan areas through its subsidiary Action Mortgage Company. Residential mortgage banking operations include revenues from servicing-released and servicing-retained sales of originated residential loans, bulk sales of loan servicing rights and other fees.

         The following table summarizes information related to Sterling's residential mortgage banking operations:

                                                                       Three Months Ended March 31,
                                                                       ------------------------------
                                                                          2000               1999
                                                                       -----------        -----------
                                                                           (Dollars in thousands)
             Revenues:
                  Gains on sales of originated residential loans        $      85            $   318
                  Other fees and income                                     1,634              1,239
                                                                       -----------        -----------
             Total revenues                                                 1,719              1,557
             Identifiable expenses                                         (1,089)              (809)
                                                                       -----------        -----------
             Income before income taxes                                 $     630            $   748
                                                                       ===========        ===========
             Identifiable assets                                        $  12,038            $ 9,511
                                                                       ===========        ===========
             Depreciation and amortization expense                      $      29            $    33
                                                                       ===========        ===========
             Capital expenditures for office properties and equipment   $      61            $    28
                                                                       ===========        ===========



         Sterling also operates commercial real estate loan production offices primarily in the Spokane and Seattle, Washington and Portland, Oregon metropolitan areas through its subsidiary INTERVEST-Mortgage Investment Company. Commercial real estate lending operations include revenues from sales of commercial real estate loans and participation interests in commercial real estate loans, loan fees and servicing fees.

         The following table summarizes information related to Sterling's commercial real estate lending operations:

                                                                                  Three Months Ended March 31,
                                                                                 -------------------------------
                                                                                    2000                1999
                                                                                 -----------         -----------
                                                                                     (Dollars in thousands)
            Revenues:
                 Gains on sales of originated commercial real estate loans        $      24           $       0
                 Other fees and income                                                  817                 719
                                                                                 -----------         -----------
            Total revenues                                                              841                 719
            Identifiable expenses                                                      (403)               (249)
                                                                                 -----------         -----------
            Income before income taxes                                            $     438           $     470
                                                                                 ===========         ===========
            Identifiable assets                                                   $  16,974           $  13,685
                                                                                 ===========         ===========
            Depreciation and amortization expense                                 $       3           $       3
                                                                                 ===========         ===========
            Capital expenditures for office properties and equipment              $      15           $       7
                                                                                 ===========         ===========


         Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

         The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements:

                                                                                Mortgage Banking
                                                                                  Operations
                                                                             -----------------------
                                                                 Banking                 Commercial
                                                               Operations    Residential Real Estate     Total
                                                              -------------- ----------------------- --------------
                                                                             (Dollars in thousands)
         As of and for the three months ended March 31, 2000:
              Other income                                      $     3,242    $     97    $     24    $     3,363
              Income before income taxes                              4,192         630         438          5,260
              Total assets                                        2,582,595      12,038      16,974      2,611,607

         As of and for the three months ended March 31, 1999:
              Other income                                      $     3,166    $    353    $      0    $     3,519
              Income before income taxes                              3,282         748         470          4,500
              Total assets                                        2,330,739       9,511      13,685      2,353,935

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                        STERLING FINANCIAL CORPORATION
         Comparison of the Three Months Ended March 31, 2000 and 1999


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

         Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with $2.61 billion in total assets at March 31, 2000, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

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

RESULTS OF OPERATIONS

         OVERVIEW. Sterling recorded net income of $3.3 million, or $0.41 per diluted share, for the three months ended March 31, 2000, compared with net income of $2.8 million, or $0.35 per diluted share, for the three months ended March 31, 1999. The increase in net income reflected higher net interest income.

         The annualized return on average total assets was 0.52% and 0.49% for the three months ended March 31, 2000 and 1999, respectively. The annualized return on average equity was 11.19% and 9.55% for the three months ended March 31, 2000 and 1999, respectively. The increases in these ratios were primarily due to an increase in net income.

         Operating cash earnings, operating cash earnings per common share, and the ratios given below exclude amortization of intangible assets of $880,000 and $913,000, which are net of related income taxes for the three months ended March 31, 2000 and 1999, respectively.


                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                             2000         1999
                                                                            -------      -------
         Operating cash earnings (dollars in thousands)                     $4,194       $3,751
         Operating cash earnings per common share - diluted                 $ 0.52       $ 0.46
         Operating cash return on average assets                              0.66%        0.65%
         Operating cash return on average common shareholders' equity        14.16%       12.62%


         NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income ("NII"), which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 2000 and 1999, NII was $19.4 million and $17.7 million, respectively, representing an increase of 9.3%.

         Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in NII during the three months ended March 31, 2000, compared to the same period in the prior year, was primarily due to the increase in the average volume of loans.

         During the three months ended March 31, 2000 and 1999, the volume of average interest-earning assets was $2.37 billion and $2.15 billion, respectively. Net interest spread during these periods was 3.15% and 3.21%, respectively. The net interest margin for the three months ended March 31, 2000 and 1999 was 3.29% and 3.35%, respectively. Net interest margin decreased primarily due to the narrower interest rate spreads and an increase in the average volumes of advances from the Federal Home Loan Bank of Seattle ("FHLB Seattle") and other long-term borrowings. Net interest spread decreased primarily due to a greater increase in the rates paid on interest-bearing liabilities than the yield on the loan portfolio.

         PROVISION FOR LOSSES ON LOANS. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

         Sterling recorded provisions for losses on loans of $1.1 million and $900,000 for the three months ended March 31, 2000 and 1999, respectively. Management anticipates that its provisions for losses on loans will continue to increase in the future as Sterling originates more commercial real estate, construction, business banking and consumer loans. At March 31, 2000, Sterling's total classified assets were $22.4 million, compared with $19.9 million at December 31, 1999. At March 31, 2000, Sterling=s loan delinquency rate (60 days or more) as a percentage of total loans was 0.58%, compared with 0.44% at March 31, 1999. Total nonperforming loans were $8.5 million at March 31, 2000, compared with $5.5 million at March 31, 1999. The increase in nonperforming loans was primarily attributable to certain construction loans. Management believes that Sterling's asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans.

         Management believes the provision for losses on loans for the three months ended March 31, 2000 is appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

         OTHER INCOME. The following table summarizes the components of other income for the periods indicated.

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     2000        1999
                                                    ------      ------
                                                  (Dollars in thousands)
         Fees and service charges                   $2,993      $2,468
         Mortgage banking operations                   121         353
         Loan servicing fees                           221         197
         Net gains on sales of securities                0         593
         Real estate owned operations                   28         (92)
                                                    ------      ------
           Total other income                       $3,363      $3,519
                                                    ======      ======

         Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increase for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, was primarily due to the implementation of new service charges on transaction accounts and higher commissions on sales of mutual funds and annuity products.

         The following table summarizes loan originations and sales of loans for the periods indicated.

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               ---------------------
                                                                                  2000       1999
                                                                                 ------     ------
                                                                               (Dollars in millions)
         Originations of one- to four-family permanent mortgage loans            $ 25.5     $ 64.6
         Sales of residential loans                                                 8.6       29.7
         Sales of commercial real estate loans                                      1.3        0.0
         Principal balances of mortgage loans serviced for others                 202.8      200.9


         The decrease in income from mortgage banking operations for the three months ended March 31, 2000 compared to the same period in 1999 was primarily due to a lower volume of loan sales. Sterling anticipates increasing income from its mortgage servicing portfolio over the next twelve months by generating a greater volume of loan sales with the retention of servicing.

         During the three months ended March 31, 2000, Sterling did not realize any gains on the sale of investments and MBS. Sterling sold approximately $29.1 million of investments and MBS in the prior year's comparable period, resulting in net gains of $593,000.

         OPERATING EXPENSES. Operating expenses were $16.4 million and $15.9 million for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to increased staffing levels.

         Employee compensation and benefits were $8.1 million and $6.9 million for the three months ended March 31, 2000 and 1999, respectively. The increase reflected increased community bank lending staff and additional staff for Sterling's item processing centers, which commenced operations in April 1999. At March 31, 2000, full-time-equivalent employees were 830, compared with 801 at March 31, 1999.

         Occupancy and equipment expenses were $2.5 million and $2.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase reflected costs associated with the item processing centers and higher maintenance costs.

         Data processing expense was $1.4 million and $1.3 million for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily attributable to costs associated with the item processing centers, internal data processing upgrades and increased out-sourcing of computer maintenance.

         Other expenses were $208,000 and $1.2 million for three months ended March 31, 2000 and 1999, respectively. The decrease was primarily due to cost savings realized from in-house item processing and higher loan processing costs in the quarter ended March 31, 1999.

         INCOME TAX PROVISION. Sterling recorded a federal and state income tax provision of $1.9 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively. The effective tax rates during these periods approximated the applicable statutory federal and state income tax rates.

FINANCIAL POSITION

         ASSETS. At March 31, 2000, Sterling's assets were $2.61 billion, up 2.5% from $2.55 billion at December 31, 1999. The increase was primarily due to growth in net loans receivable.

         INVESTMENTS AND MBS. Sterling's investment and MBS portfolio at March 31, 2000 was $491.7 million, down $14.0 million from the December 31, 1999 balance of $505.7 million. The decrease was primarily due to principal repayments and the reduction in market values of investments and MBS available for sale.

         LOANS RECEIVABLE. At March 31, 2000, net loans receivable were $1.87 billion, up $86.6 million (or 4.8%) from $1.79 billion at December 31, 1999. The increase was primarily due to strong funding of construction and business banking loans. During the three months ended March 31, 2000, total loan originations were $248.7 million compared with $340.7 million for the prior year's comparable quarter. The most significant increase in loan originations was in construction lending, which was more than offset by decreases in residential and commercial real estate lending. See the loan origination table below.

         The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include unearned discounts, deferred loan origination costs and fees or allowances for loan losses.


                                           March 31, 2000              December 31, 1999
                                       ----------------------       ----------------------
                                         Amount           %           Amount           %
                                       ----------       -----       ----------       -----
                                                      (Dollars in thousands)
         Residential                   $  399,332        21.1       $  396,565        22.0
         Multifamily                      146,340         7.7          137,835         7.6
         Commercial real estate           319,535        16.9          317,565        17.6
         Construction                     319,926        16.9          287,123        15.9
         Consumer - direct                223,886        11.8          223,286        12.4
         Consumer - indirect              100,473         5.3           94,420         5.2
         Business banking                 383,335        20.3          348,941        19.3
                                       ----------       -----       ----------       -----
           Total loans receivable      $1,892,827       100.0       $1,805,735       100.0
                                       ==========       =====       ==========       =====
         Weighted average yield              8.49%                        8.32%


         The following table sets forth Sterling's loan originations for the periods indicated.


                                      Three Months Ended
                                          March 31,
                                    ----------------------         %
                                      2000          1999        Change
                                    --------      --------      ------
                                          (Dollars in thousands)
         Residential                $ 25,512      $ 64,577      (60.5)
         Multifamily                  10,900        29,580      (63.2)
         Commercial real estate        6,125        64,128      (90.5)
         Construction                115,214        77,690       48.3
         Consumer - direct            21,243        29,789      (28.7)
         Consumer - indirect          12,336        14,002      (11.9)
         Business banking             57,356        60,951       (5.9)
                                    --------      --------      ------
           Total loans originated   $248,686      $340,717      (27.0)
                                    ========      ========

         The decrease in loan originations was primarily due to the increase in long-term interest rates during the three months ended March 31, 2000.

         DEPOSITS. Total deposits increased $53.0 million to $1.67 billion at March 31, 2000 from $1.62 billion at December 31, 1999. For the quarter ended March 31, 2000, the weighted average cost of total deposits was 4.14%, compared with 3.83% for the quarter ended March 31, 1999. The increase in the average cost of total deposits was primarily due to the increase in interest rates, particularly on certificates of deposit.

         The following table sets forth the composition of Sterling's deposits at the dates indicated.


                                            March 31, 2000              December 31, 1999
                                      --------------------------   -------------------------
                                         Amount           %           Amount           %
                                      --------------------------   --------------   --------
                                                     (Dollars in thousands)
Certificates of deposit                   $ 955,617        57.2        $ 916,692       56.7
Checking                                    307,206        18.4          290,017       17.9
Savings and money market                    407,574        24.4          410,659       25.4
                                      --------------   ---------   --------------   --------

    Total deposits                      $ 1,670,397       100.0      $ 1,617,368      100.0
                                      ==============   =========   ==============   ========


         BORROWINGS. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. At March 31, 2000, the total of such borrowings was $786.1 million, compared with $780.0 million at December 31, 1999, an increase of $6.1 million. See "Liquidity and Sources of Funds."

ASSET AND LIABILITY MANAGEMENT

         The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV"), or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling's adjustable-rate mortgages are indexed to the weekly average yield on one-year U.S. Treasury securities. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

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

         Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, and by increasing the level of its core deposits, which are generally a lower-cost funding source than borrowings. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if those strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

         The following table presents Sterling's estimates of changes in NPV for the periods indicated. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.


                                   At March 31, 2000                     At December 31, 1999
                        ---------------------------------------  -------------------------------------
     Change in                        Ratio of NPV                           Ratio of NPV
   Interest Rate                     to the Present      %                   to the Present     %
  in Basis Points                       Value of       Change                  Value of       Change
    (Rate Shock)           NPV        Total Assets     in NPV       NPV      Total Assets     in NPV
---------------------   -----------  ---------------- ---------  ----------  --------------  ---------
                                                     (Dollars in thousands)
        +300            $     (746)      (0.03)%       (100.8)   $  2,712        0.12%         (97.2)
        +200                34,759        1.40          (64.8)     36,369        1.51          (62.5)
        +100                63,008        2.50          (36.1)     63,177        2.57          (34.8)
       Static               98,638        3.83            N/A      96,899        3.86            N/A
        -100               117,966        4.52           19.6     112,812        4.43           16.4
        -200               121,442        4.61           23.1     103,314        4.03            6.6
        -300               106,715        4.05            8.2      73,835        2.89          (23.8)


         At March 31, 2000, Sterling calculated that its NPV was $98.6 million and that its NPV would decrease by 64.8% and 100.8% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $96.9 million at December 31, 1999, which would decline by 62.5% and 97.2% if interest rates generally were to increase by 2% and 3%, respectively.

         Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be negative 21.4% and negative 13.0% at

March 31, 2000 and 1999, respectively. Sterling calculated its three-year gap positions to be negative 19.9% and negative 16.0% at March 31, 2000 and 1999, respectively. The increase in the negative readings at both the one-year gap position and the three-year gap position is due to a combination of fixed-term loan originations funded with shorter-term liabilities, rising interest rates shortening the projected maturities of callable liabilities, and slower prepayments on loans and MBS also resulting from higher interest rates. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At March 31, 2000, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

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

LIQUIDITY AND SOURCES OF FUNDS

         As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $1.67 billion at March 31, 2000 from $1.62 billion at December 31, 1999. Advances from FHLB Seattle decreased to $475.5 million at March 31, 2000 from $490.5 million at December 31, 1999. At March 31, 2000 and December 31, 1999, securities sold subject to repurchase agreements were $200.5 million and $179.5 million, respectively. The net increase in these borrowings was primarily used to supplement loan growth during the quarter. These borrowings are collateralized by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

         During the three months ended March 31, 2000, cash provided by investing activities consisted primarily of principal and interest payments on loans and MBS and maturities of investments. The levels of these payments and sales increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the three months ended March 31, 2000, net cash was used in investing activities primarily to fund loans.

         Sterling Savings Bank's credit line with FHLB Seattle provides for borrowings of up to 30% of its total assets. At March 31, 2000, this credit line represented a total borrowing capacity of $789.9 million, of which $314.4 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At March 31, 2000, Sterling Savings Bank had $178.6 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $179.7 million. Sterling Savings Bank also had a secured line-of-credit agreement from KeyBank of $10.0 million as of March 31, 2000. At March 31, 2000, Sterling Savings Bank had no funds drawn on this line of credit.

         Sterling, on a parent company-only basis, had cash and other resources of approximately $3.0 million and a revolving line of credit from KeyBank of $5.0 million at March 31, 2000 with no funds drawn on this line of credit. At March 31, 2000, Sterling had $40.0 million outstanding on a $50.0 million non-revolving, variable-rate line of credit from KeyBank. The KeyBank lines of credit are secured by all of the stock of Sterling Savings Bank. See Note 3 of "Notes to Consolidated Financial Statements."

         At March 31, 2000 and December 31, 1999, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank. Sterling's right to receive dividends is subordinate to its pledge of the stock to KeyBank. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $2.5 million during the three months ended March 31, 2000. These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

         OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At March 31, 2000 and December 31, 1999, Sterling Savings Bank's liquidity ratio was 7.6% and 9.1%, respectively. The lower level of liquidity at March 31, 2000 was primarily due to a decrease in the balance of cash and cash equivalents and eligible securities. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

CAPITAL RESOURCES

         Sterling's total shareholders' equity was $118.6 million at March 31, 2000 compared with $117.6 million at December 31, 1999. The increase in total shareholders' equity was primarily due to the increase in retained earnings partially offset by a decrease in the market value of available-for-sale investments and MBS. Shareholders' equity at March 31, 2000 was 4.5% of total assets compared with 4.6% at December 31, 1999.

         At March 31, 2000, Sterling had an unrealized loss of $16.0 million, net of related income taxes, on investments and MBS classified as available for sale. At December 31, 1999, Sterling had an unrealized loss of $13.6 million, net of related income taxes, on investments and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

         Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. The notes mature on June 15, 2006 and may be redeemed subject to certain conditions after June 15, 2002. These notes are general unsecured obligations of Sterling and are subordinate to certain other existing and future indebtedness. The indenture governing the notes limits the ability of Sterling under certain circumstances to incur additional indebtedness, to pay cash dividends or to make other capital distributions. See Note 3 of "Notes to Consolidated Financial Statements."

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

         Sterling anticipates total capital expenditures of approximately $2.2 million for the remainder of the year ending December 31, 2000. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

         Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard.
At March 31, 2000, Sterling Savings Bank exceeded all such regulatory capital requirements.

         In connection with Sterling Savings Bank's acquisition of three insolvent savings institutions between 1985 and 1988, the U.S. government agreed that Sterling could utilize $13.5 million of cash assistance and $38.0 million of supervisory goodwill associated with the acquisitions to help meet its regulatory capital and liquidity requirements. In 1989, Congress enacted FIRREA which provided, among other things, that savings institutions such as Sterling Savings Bank were no longer permitted to include supervisory goodwill in their regulatory capital. Consequently, Sterling Savings Bank was required to write off its supervisory goodwill, which resulted in Sterling Savings Bank's failing to comply with its minimum regulatory capital requirements from 1989 through 1991.

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

REGULATION AND COMPLIANCE

         Sterling, as a registered thrift holding company, is subject to comprehensive examination and regulation by the OTS. Sterling Savings Bank, as a Washington State-chartered savings association, is subject to comprehensive regulation and examination by the Washington Supervisor as its chartering authority, the OTS as its primary federal regulator, and by the FDIC, which administers the Savings Association Insurance Fund, which insures Sterling Savings Bank's deposits to the maximum extent permitted by law. Sterling Savings Bank is a member of FHLB Seattle, which is one of the twelve regional banks which comprise the FHLB System. Sterling Savings Bank is further subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

         In November 1999, the United States Congress passed and the President signed the Gramm-Leach Bliley Act (the "GLBA"). The GLBA is also known as the Financial Services Modernization Act due to its sweeping overhaul of the financial services industry. Enactment of the GLBA allows banks, securities firms and insurance companies to affiliate. Now financial institutions can act as financial "supermarkets" offering customers "one-stop shopping" for bank accounts, insurance policies and securities transactions.

         One of the continuing challenges for Sterling, especially as it transforms Sterling Savings Bank from a traditional thrift association to a community bank, is to ensure compliance with the many laws and regulations applicable to banking. These laws and regulations include the federal Home Mortgage Disclosure Act, Expedited Funds Availability Act, Flood Disaster Protection Act, Electronic Fund Transfers Act, Real Estate Settlement and Procedures Act, Bank Secrecy Act and many others. During the quarter ended June 30, 1999, Sterling entered into an agreement with the OTS pursuant to which Sterling has developed a comprehensive compliance program. As part of the compliance program, management and the Board of Directors will jointly work to ensure that Sterling's policies and procedures regarding compliance with pertinent laws are appropriate, compliance staffing is increased and compliance staff members are adequately trained. Management is committed to meeting and exceeding the requirements of the compliance program.


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

                           PART II - Other Information
                         STERLING FINANCIAL CORPORATION


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

                     27.1           Financial Data Schedule. Filed herewith.

         (b)      Reports on Form 8-K. There were no reports on Form 8-K (Item
                  5) filed during the quarter ended March 31, 2000.

                                   Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STERLING FINANCIAL CORPORATION
                                            (Registrant)


  May 12, 2000                     By:    /s/ Daniel G. Byrne
----------------                      ------------------------------------------
      Date                               DANIEL G. BYRNE
                                         Senior Vice President - Finance;
                                         Treasurer and Assistant Secretary;
                                         Principal Financial Officer and
                                         Chief Accounting Officer