Form 10-Q
period 2000-06-30
STERLING FINANCIAL CORP /WA/
filed 2000-08-11
CIK 891106

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-20800

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1572822 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class Common Stock ($1.00 par value)	Outstanding as of July 31, 2000 8,100,470

STERLING FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2000

PART I - Financial Information
Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30, 2000	December 31, 1999
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest bearing	$81	$23,365
Non-interest bearing and vault	65,696	72,221
Restricted	10,272	1,018
Loans receivable, net	1,942,581	1,787,771
Loans held for sale	1,484	985
Investments and mortgage-backed securities ("MBS"):
Available for sale	472,038	494,483
Held to maturity	10,994	11,247
Accrued interest receivable (including $4,171 and $3,504 on investments and MBS)	17,128	16,720
Real estate owned, net	6,668	7,299
Office properties and equipment, net	51,165	52,649
Other intangibles, net	52,693	55,488
Mortgage servicing rights, net	330	222
Prepaid expenses and other assets, net	25,116	23,457

Total assets	$2,656,246	$2,546,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,653,316	$1,617,368
Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")	526,525	490,503
Securities sold subject to repurchase agreements and federal funds purchased	203,387	179,515
Other borrowings (Note 3)	114,000	110,000
Cashiers checks issued and payable	10,479	11,967
Borrowers' reserves for taxes and insurance	1,903	1,369
Accrued interest payable	10,138	7,539
Accrued expenses and other liabilities	13,005	11,025

Total liabilities	2,532,753	2,429,286

Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 8,100,470 and 8,089,844 shares issued and outstanding	8,100	8,090
Additional paid-in capital	70,385	70,339
Accumulated other comprehensive loss:
Unrealized losses on investments and MBS available for sale, net of deferred income tax benefit of $7,778 and $7,298	(14,445)	(13,553)
Retained earnings	59,453	52,763

Total shareholders' equity	123,493	117,639

Total liabilities and shareholders' equity	$2,656,246	$2,546,925

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Dollars in thousands, except per share data)
Interest income:
Loans	$42,587	$35,360	$81,941	$68,106
MBS	5,526	5,326	11,178	11,260
Investments and cash equivalents	2,586	2,797	5,465	5,623

Total interest income	50,699	43,483	98,584	84,989

Interest expense:
Deposits	17,730	14,937	34,457	29,606
Short-term borrowings	8,773	2,687	11,721	5,543
Long-term borrowings	4,095	7,074	12,914	13,312

Total interest expense	30,598	24,698	59,092	48,461

Net interest income	20,101	18,785	39,492	36,528
Provision for losses on loans	(1,100)	(1,000)	(2,200)	(1,900)

Net interest income after provision for losses on loans	19,001	17,785	37,292	34,628

Other income:
Fees and service charges	3,182	2,605	6,175	5,073
Mortgage banking operations	209	239	330	592
Loan servicing fees	221	217	442	414
Net gains on sales of securities	1	0	1	593
Real estate owned operations	60	2	88	(90)

Total other income	3,673	3,063	7,036	6,582

Operating expenses (Note 5)	17,315	15,714	33,709	31,576

Income before income taxes	5,359	5,134	10,619	9,634
Income tax provision	1,983	1,900	3,929	3,562

Net income	$3,376	$3,234	$6,690	$6,072

Income per share - basic	$0.42	$0.40	$0.83	$0.75

Income per share - diluted	$0.42	$0.40	$0.82	$0.74

Weighted average shares outstanding - basic	8,099,709	8,088,299	8,097,026	8,076,096
Weighted average shares outstanding - diluted	8,116,691	8,150,463	8,115,110	8,171,131

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2000	1999
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$6,690	$6,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	2,200	2,105
Stock dividends on FHLB Seattle stock	(1,133)	(1,213)
Net gain on sales of loans, investments and MBS	(291)	(1,124)
Net gain on sales of real estate owned	(149)	(154)
Depreciation and amortization	5,390	5,698
Change in:
Accrued interest receivable	(408)	(874)
Prepaid expenses and other assets	(1,422)	(2,979)
Cashiers checks issued and payable	(1,488)	(2,109)
Accrued interest payable	2,599	499
Accrued expenses and other liabilities	1,980	(5,808)
Proceeds from sales of loans	32,202	48,741
Loans originated for sale	(31,913)	(48,412)

Net cash provided by operating activities	14,257	442

Cash flows from investing activities:
Change in restricted cash	(9,254)	8,233
Loans disbursed	(669,167)	(717,580)
Loan principal received	508,840	484,056
Purchase of investments	(19,912)	(29,823)
Proceeds from maturities of investments	20,137	48,461
Proceeds from sales of available-for-sale investments	2,138	542
Purchase of MBS	0	(60,128)
Principal payments on MBS	19,979	51,628
Proceeds from sales of MBS	0	29,104
Purchase of office properties and equipment	(769)	(3,411)
Improvements and other changes to real estate owned	(766)	(213)
Proceeds from sales and liquidation of real estate owned	4,365	1,249

Net cash used in investing activities	(144,409)	(187,882)

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	2000	1999
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$(24,291)	$(12,521)
Proceeds from issuance of certificates of deposit	297,225	435,998
Payments for maturing certificates of deposit	(270,338)	(386,650)
Interest credited to deposits	33,352	29,192
Advances from FHLB Seattle	285,000	135,877
Repayment of FHLB Seattle advances	(249,066)	(65,058)
Net change in securities sold subject to repurchase agreements and funds purchased	23,872	51,299
Proceeds from other borrowings	4,000	35,000
Repayment of other borrowings	0	(22,240)
Proceeds from exercise of stock options, net of repurchases	56	144
Deferred financing costs	0	(1,113)
Other	533	237

Net cash provided by financing activities	100,343	200,165

Net change in cash and cash equivalents	(29,809)	12,725
Cash and cash equivalents, beginning of period	95,586	88,331

Cash and cash equivalents, end of period	$65,777	$101,056

Supplemental disclosures:
Cash paid during the period for:
Interest	$56,493	$47,962
Income taxes	2,369	3,497
Noncash financing and investing activities:
Loans converted into real estate owned	2,819	975

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Dollars in thousands)
Net income	$3,376	$3,234	$6,690	$6,072

Other comprehensive income (loss):
Change in unrealized losses on investments and MBS available for sale	2,386	(9,427)	(1,372)	(12,704)
Less deferred income taxes	835	(3,299)	(480)	(4,446)

Net other comprehensive income (loss)	1,551	(6,128)	(892)	(8,258)

Comprehensive income (loss)	$4,927	$(2,894)	$5,798	$(2,186)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

1.
General:

  Notes to the December 31, 1999 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 1999 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three and six months ended June 30, 2000 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1999 consolidated balance sheet was derived from the audited balance sheet as of that date.

2.
Interim Financial Statements:

  The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

3.
Other Borrowings:

  The following table details Sterling's other borrowings.

	June 30, 2000	December 31, 1999
	(Dollars in thousands)
Advances on non-revolving line of credit(1)	$40,000	$40,000
Advances on revolving line of credit(2)	4,000	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of Sterling(3)	40,000	40,000
Floating Rate Notes Due 2006(4)	30,000	30,000

Total other borrowings	$114,000	$110,000

  (1)
  Sterling has a $50.0 million non-revolving, variable-rate, line-of-credit agreement with KeyBank National Association ("KeyBank"), of which $40.0 million was outstanding at June 30, 2000. This line of credit matures on May 31, 2001. Interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.00% (8.69% at June 30, 2000) and is payable monthly. This line of credit, as well as the line of credit referred to in Note 2 below, is collateralized by all of the stock of Sterling Savings Bank.

  (2)
  Sterling has a $5.0 million revolving line-of-credit agreement with KeyBank. The revolving line of credit matures in August 2000. The interest rate is adjustable monthly at KeyBank's prime interest rate (9.50% at June 30, 2000). At June 30, 2000, $4.0 million was outstanding under this line-of-credit agreement. This amount was repaid on July 3, 2000. At December 31, 1999, no amount was outstanding under this agreement.

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

  (4)
  Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur; and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At June 30, 2000, Sterling could incur approximately $37.5 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $6.6 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (9.31% until September 15, 2000) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

4.
Income Per Share:

  The following table presents the basic and diluted income per share computations.

	Three Months Ended June 30,
	2000			1999
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount
Basic computations	$3,376,000	8,099,709	$0.42	$3,234,000	8,088,299	$0.40
Effect of dilutive securities: Common stock options	0	16,982		0	62,164

Diluted computations	$3,376,000	8,116,691	$0.42	$3,234,000	8,150,463	$0.40

Antidilutive options not included in diluted income per share		596,578			194,000
	Six Months Ended June 30,
	2000			1999
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount
Basic computations	$6,690,000	8,097,026	$0.83	$6,072,000	8,076,096	$0.75
Effect of dilutive securities: Common stock options	0	18,084		0	95,035

Diluted computations	$6,690,000	8,115,110	$0.82	$6,072,000	8,171,131	$0.74

Antidilutive options not included in diluted income per share		596,578			180,000

5.
Operating Expenses:

  The following table details Sterling's components of total operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Dollars in thousands)
Employee compensation and benefits	$8,015	$7,119	$16,132	$14,060
Occupancy and equipment	2,595	2,540	5,125	4,902
Depreciation	1,129	1,004	2,254	2,009
Amortization of intangible assets	1,398	1,448	2,795	2,896
Advertising	653	697	1,202	1,316
Data processing	1,421	1,343	2,862	2,621
Insurance	177	198	352	473
Legal and accounting	383	369	737	699
Travel and entertainment	376	424	774	804
Goodwill litigation costs	250	60	350	120
Other	918	512	1,126	1,676

Total operating expenses	$17,315	$15,714	$33,709	$31,576

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

  The following table summarizes information related to Sterling's residential mortgage banking operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Dollars in thousands)
Revenues:
Gains on sales of originated residential loans	$99	$213	$184	$531
Other fees and income	1,738	1,288	3,372	2,527

Total revenues	1,837	1,501	3,556	3,058
Identifiable expenses	(1,071)	(799)	(2,160)	(1,608)

Income before income taxes	$766	$702	$1,396	$1,450

Identifiable assets	$12,699	$10,158	$12,699	$10,158

Depreciation and amortization expense	$30	$32	$59	$65

Capital expenditures for office properties and equipment	$57	$14	$118	$42

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

  The following table summarizes information related to Sterling's commercial real estate lending operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Dollars in thousands)
Revenues:
Gains on sales of originated commercial real estate loans	$82	$0	$106	$0
Other fees and income	1,165	970	1,982	1,689

Total revenues	1,247	970	2,088	1,689
Identifiable expenses	(374)	(326)	(777)	(575)

Income before income taxes	$873	$644	$1,311	$1,114

Identifiable assets	$18,293	$14,233	$18,293	$14,233

Depreciation and amortization expense	$5	$4	$8	$7

Capital expenditures for office properties and equipment	$18	$0	$33	$7

  Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

  The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements:

		Mortgage Banking Operations
	Banking Operations	Residential	Commercial Real Estate	Total
	(Dollars in thousands)
As of and for the three months ended June 30, 2000:
Interest income	$48,298	$1,454	$947	$50,699
Other income	3,464	127	82	3,673
Income before taxes	3,720	766	873	5,359
Total assets	2,625,254	12,699	18,293	2,656,246
As of and for the three months ended June 30, 1999:
Interest income	$41,373	$1,247	$863	$43,483
Other income	2,824	239	0	3,063
Income before taxes	3,788	702	644	5,134
Total assets	2,481,971	10,158	14,233	2,506,362
As of and for the six months ended June 30, 2000:
Interest income	$94,172	$2,844	$1,568	$98,584
Other income	6,706	224	106	7,036
Income before taxes	7,912	1,396	1,311	10,619
Total assets	2,625,254	12,699	18,293	2,656,246
As of and for the six months ended June 30, 1999:
Interest income	$81,005	$2,451	$1,533	$84,989
Other income	5,990	592	0	6,582
Income before taxes	7,070	1,450	1,114	9,634
Total assets	2,481,971	10,158	14,233	2,506,362

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION
Comparison of the Three and Six Months Ended June 30, 2000 and 1999

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

    Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with $2.66 billion in total assets at June 30, 2000, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

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

Results of Operations

    Overview.  Sterling recorded net income of $3.4 million, or $0.42 per diluted share, for the three months ended June 30, 2000, compared with net income of $3.2 million, or $0.40 per diluted share, for the three months ended June 30, 1999. Sterling recorded net income of $6.7 million, or $0.82 per diluted share, for the six months ended June 30, 2000. This compares with net income of $6.1 million, or $0.74 per diluted share, for the six months ended June 30, 1999. The increase in net income for both periods reflected higher net interest income and other income.

    The annualized return on average assets was 0.52% and 0.54% for the three months ended June 30, 2000 and 1999, respectively. The decrease in the ratio was primarily due to a greater increase in average assets than net income. For the six months ended June 30, 2000 and 1999, the annualized return on average assets was 0.52% and 0.51%, respectively. The increase in the ratio was primarily due to the increase in net income.

    The annualized return on average equity was 11.29% and 10.69% for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the annualized return on average equity was 11.24% and 10.13%, respectively. The increases in the ratios were primarily due to increases in net income.

    Operating cash earnings, operating cash earnings per common share and the ratios given below exclude amortization of intangible assets of $881,000, $912,000, $1,761,000 and $1,825,000, which are net of related income taxes for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Operating cash earnings (dollars in thousands)	$4,257	$4,146	$8,451	$7,897
Operating cash earnings per common share - diluted	$0.52	$0.51	$1.04	$0.97
Operating cash return on average assets	0.65%	0.69%	0.65%	0.67%
Operating cash return on average common shareholders' equity	14.24%	13.71%	14.20%	13.17%

    Net Interest Income.  The most significant component of earnings for a financial institution typically is net interest income ("NII"), which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended June 30, 2000 and 1999, NII was $20.1 million and $18.8 million, respectively, representing an increase of 7.0%. During the six months ended June 30, 2000 and 1999, NII was $39.5 million and $36.5 million, respectively, an increase of 8.1%.

    Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increases in NII during the three and six months ended June 30, 2000, compared to the same periods in the prior year, were primarily due to the increase in the average volume of loans.

    During the three months ended June 30, 2000 and 1999, the volume of average interest-earning assets was $2.45 billion and $2.22 billion, respectively. Net interest spread during these periods was 3.10% and 3.25%, respectively. The net interest margin for the three months ended June 30, 2000 and 1999 was 3.30% and 3.39%, respectively. Net interest margin decreased primarily due to the narrower interest rate spreads, the increase in average interest-earning assets and increases in the average volumes and costs of advances from the Federal Home Loan Bank of Seattle ("FHLB Seattle") and other long-term borrowings. Net interest spread decreased primarily due to a greater increase in the rates paid on all interest-bearing liabilities than the increase in yield on the loan portfolio.

    During the six months ended June 30, 2000 and 1999, the volume of average interest-earnings assets was $2.41 billion and $2.19 billion, respectively. Net interest spread during these periods was 3.12% and 3.23%, respectively. The net interest margin for the six months ended June 30, 2000 and 1999 was 3.30% and 3.37%, respectively. The reasons for the decreases in net interest spread and net interest margin were similar to those for the related quarterly periods.

    Provision for Losses on Loans.  Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

    Sterling recorded provisions for losses on loans of $1.1 million and $1.0 million for the three months ended June 30, 2000 and 1999, respectively. Sterling recorded provisions for losses on loans of $2.2 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively. Management anticipates that its provisions for losses on loans will continue to increase in the future as Sterling originates more commercial real estate, construction, business banking and consumer loans. At June 30, 2000, Sterling's total classified assets were $26.4 million, compared with $19.9 million at December 31, 1999. At June 30, 2000, Sterling's loan delinquency rate (60 days or more) as a percentage of total loans was 0.64%, compared with 0.55% at June 30, 1999. Total nonperforming loans were $11.6 million at June 30, 2000, compared with $7.3 million at June 30, 1999. The increase in nonperforming loans was primarily attributable to certain commercial real estate and construction loans. Management believes that Sterling's asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans.

    Management believes the provisions for losses on loans for the three and six months ended June 30, 2000 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

    Other Income.  The following table summarizes the components of other income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Dollars in thousands)
Fees and service charges	$3,182	$2,605	$6,175	$5,073
Mortgage banking operations	209	239	330	592
Loan servicing fees	221	217	442	414
Net gains on sales of securities	1	0	1	593
Real estate owned operations	60	2	88	(90)

Total other income	$3,673	$3,063	$7,036	$6,582

    Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increases for the three and six months ended June 30, 2000, compared with the three and six months ended June 30, 1999, were primarily due to the implementation of new service charges on transaction accounts, improved efficiencies in assessing overdraft charges and higher commissions on sales of mutual funds and annuity products.

    The following table summarizes loan originations and sales of loans for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Dollars in millions)
Originations of one- to four-family permanent mortgage loans	$28.1	$41.2	$53.7	$105.8
Sales of residential loans	11.5	18.7	20.1	48.4
Sales of commercial real estate loans	10.5	0.0	11.8	0.0
Principal balances of mortgage loans serviced for others	208.8	210.6	208.8	210.6

    The decreases in income from mortgage banking operations for the three and six months ended June 30, 2000 compared to the same period in 1999 were primarily due to a lower volume of loan sales. Sterling anticipates increasing income from its mortgage servicing portfolio over the next twelve months by generating a greater volume of loan sales.

    During the three and six months ended June 30, 2000, Sterling sold approximately $136,000 of investments and MBS, resulting in net gains of $1,000. During the three months ended June 30, 1999, Sterling did not sell any investments and MBS. During the six months ended June 30, 1999, Sterling sold approximately $29.1 million of investments and MBS, resulting in net gains of $593,000.

    Operating Expenses.  Operating expenses were $17.3 million and $15.7 million for the three months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000 and 1999, operating expenses were $33.8 and $31.6 million, respectively. The higher level of operating expenses was primarily a result of expanded staffing in Sterling's branch delivery network and the full implementation of the item processing operations.

    Employee compensation and benefits were $8.0 million and $7.1 million for the three months ended June 2000 and 1999, respectively. During the six months ended June 30, 2000 and 1999, employee compensation and benefits were $16.1 million and $14.1 million, respectively. The increases reflected increased community bank lending staff and additional staff for Sterling's Internet banking operations and item processing centers. At June 30, 2000, full-time-equivalent employees were 817, compared with 799 at June 30, 1999.

    Occupancy and equipment expenses were $2.6 million and $2.5 million for the three months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000 and 1999, occupancy and equipment expenses were $5.1 million and $4.9 million, respectively. The increases reflected costs associated with the item processing centers and higher maintenance costs.

    Data processing expenses were $1.4 million and $1.3 million for the three months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000 and 1999, data processing expenses were $2.9 million and $2.6 million, respectively. The increases were primarily attributable to costs associated with the item processing centers, internal data processing upgrades and increased out-sourcing of computer maintenance.

    Other expenses were $918,000 and $512,000 for the three months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000 and 1999, other expenses were $1.1 million and $1.7 million, respectively. The increase for the three-month period was primarily due to the non-recurrence of refunds of state excise taxes during the three months ended June 30, 1999. The decrease for the six-month period was primarily a result of cost savings realized from in-house item processing and higher loan processing costs in the quarter ended June 30, 1999.

    Income Tax Provision.  Sterling recorded federal and state income tax provisions of $2.0 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively. Tax provisions were $3.9 million and $3.6 million for the six months ended June 30, 2000 and 1999, respectively. The effective tax rates during these periods approximated the applicable statutory federal and state income tax rates.

Financial Position

    Assets.  At June 30, 2000, Sterling's assets were $2.66 billion, up 4.3% from $2.55 billion at December 31, 1999. The increase was primarily due to growth in net loans receivable.

    Investments and MBS.  Sterling's investment and MBS portfolio at June 30, 2000 was $483.0 million, down $22.7 million from the December 31, 1999 balance of $505.7 million. The decrease was primarily due to principal repayments and the reduction in market values of investments and MBS available for sale.

    Loans Receivable.  At June 30, 2000, net loans receivable were $1.94 billion, up $154.8 million (or 8.7%) from $1.79 billion at December 31, 1999. The increase was primarily due to strong growth in construction and business banking loans. During the three months ended June 30, 2000, total loan originations were $305.9 million compared with $314.3 million for the prior year's comparable quarter. The most significant increase in loan originations during the three-month period was in multifamily lending, which was more than offset by decreases in business banking and residential lending. During the six months ended June 30, 2000 and 1999, total loan originations were $554.6 million and $655.0 million, respectively. The most significant increase in loan originations during the six-month period was in construction lending, which was more than offset by decreases in residential and commercial real estate lending. See the loan origination table below.

    The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include unearned discounts, deferred loan origination costs and fees or allowances for loan losses.

	June 30, 2000		December 31, 1999
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$403,217	20.6	$396,565	22.0
Multifamily	157,408	8.0	137,835	7.6
Commercial real estate	322,681	16.4	317,565	17.6
Construction	346,144	17.7	287,123	15.9
Consumer - direct	228,890	11.7	223,286	12.4
Consumer - indirect	101,712	5.2	94,420	5.2
Business banking	401,648	20.4	348,941	19.3

Total loans receivable	$1,961,700	100.0	$1,805,735	100.0

Weighted average yield	8.76%		8.32%

    The following table sets forth Sterling's loan originations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999	% Change	2000	1999	% Change
Residential	$28,144	$41,186	(31.7)	$53,656	$105,763	(49.3)
Multifamily	24,625	14,109	74.5	35,525	43,689	(18.7)
Commercial real estate	15,897	20,948	(24.1)	22,022	85,075	(74.1)
Construction	117,595	86,381	36.1	232,809	164,070	41.9
Consumer - direct	30,129	23,445	28.5	51,372	53,234	(3.5)
Consumer - indirect	14,070	12,880	9.2	26,406	26,882	(1.8)
Business banking	75,425	115,333	(34.6)	132,781	176,286	(24.7)

Total loans originated	$305,885	$314,282	(2.7)	$554,571	$654,999	(15.3)

The decreases in loan originations were primarily due to decreased lending in the residential housing sectors, primarily caused by higher interest rates.

    Deposits.  Total deposits increased $35.9 million to $1.65 billion at June 30, 2000 from $1.62 billion at December 31, 1999. For the quarter ended June 30, 2000, the weighted average cost of total deposits was 4.34%, compared with 3.76% for the quarter ended June 30, 1999. The increase in the average cost of total deposits was primarily due to the increase in interest rates, particularly on certificates of deposit.

    The following table sets forth the composition of Sterling's deposits at the dates indicated.

	June 30, 2000		December 31, 1999
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit	$968,753	58.6	$916,692	56.7
Checking	301,238	18.2	290,017	17.9
Savings and money market	383,325	23.2	410,659	25.4

Total deposits	$1,653,316	100.0	$1,617,368	100.0

    Borrowings.  Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from FHLB Seattle, reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. At June 30, 2000, the total of such borrowings was $843.9 million, compared with $780.0 million at December 31, 1999, an increase of $63.9 million. See "Liquidity and Sources of Funds."

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

	At June 30, 2000			At December 31, 1999
Change in Interest Rate in Basis Points (Rate Shock)	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV
	(Dollars in thousands)
+300	$ 10,243	0.42%	(89.9)	$ 2,712	0.12%	(97.2)
+200	42,260	1.68	(58.3)	36,369	1.51	(62.5)
+100	67,542	2.63	(33.3)	63,177	2.57	(34.8)
Static	101,263	3.86	N/A	96,899	3.86	N/A
-100	118,476	4.46	17.0	112,812	4.43	16.4
-200	117,629	4.39	16.2	103,314	4.03	6.6
-300	99,344	3.71	(1.9)	73,835	2.89	(23.8)

    At June 30, 2000, Sterling calculated that its NPV was $101.3 million and that its NPV would decrease by 58.3% and 89.9% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $96.9 million at December 31, 1999, which would decline by 62.5% and 97.2% if interest rates generally were to increase by 2% and 3%, respectively.

    Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be negative 15.0% and negative 17.6% at June 30, 2000 and 1999, respectively. Sterling calculated its three-year gap positions to be negative 18.1% and negative 20.7% at June 30, 2000 and 1999, respectively. The decrease in the negative readings at both the one-year gap position and the three-year gap position was primarily due to new and existing loans being funded with longer-term borrowings. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At June 30, 2000, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

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

Liquidity and Sources of Funds

    As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $1.65 billion at June 30, 2000 from $1.62 billion at December 31, 1999. Advances from FHLB Seattle increased to $526.5 million at June 30, 2000 from $490.5 million at December 31, 1999. At June 30, 2000 and December 31, 1999, securities sold subject to repurchase agreements were $203.4 million and $179.5 million, respectively. The net increase in these borrowings was primarily used to supplement loan growth during the quarter. These borrowings are required to be collateralized by investments and

MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

    During the six months ended June 30, 2000, cash provided by investing activities consisted primarily of principal and interest payments on loans and MBS and maturities of investments. The levels of these payments increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the six months ended June 30, 2000, net cash was used in investing activities primarily to fund loans.

    Sterling Savings Bank's credit line with FHLB Seattle provides for borrowings of up to 30% of its total assets. At June 30, 2000, this credit line represented a total borrowing capacity of $803.9 million, of which $277.3 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At June 30, 2000, Sterling Savings Bank had $179.9 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $171.3 million. Sterling Savings Bank also had a secured line-of-credit agreement from KeyBank of $10.0 million as of June 30, 2000. At June 30, 2000, Sterling Savings Bank had no funds drawn on this line of credit.

    Sterling, on a parent company-only basis, had cash and other resources of approximately $6.9 million and a revolving line of credit from KeyBank of $5.0 million at June 30, 2000. On June 30, 2000, Sterling borrowed $4.0 million on this line of credit. Sterling used the proceeds for short-term liquidity needs, and this amount was repaid on July 3, 2000. At June 30, 2000, Sterling also had $40.0 million outstanding on a $50.0 million non-revolving, variable-rate line of credit from KeyBank. The KeyBank lines of credit are secured by all of the stock of Sterling Savings Bank. See Note 3 of "Notes to Consolidated Financial Statements."

    At June 30, 2000 and December 31, 1999, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank. Sterling's right to receive dividends is subordinate to its pledge of the stock to KeyBank. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $5.0 million during the six months ended June 30, 2000. These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

    OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At June 30, 2000 and December 31, 1999, Sterling Savings Bank's liquidity ratio was 7.5% and 9.1%, respectively. The lower level of liquidity at June 30, 2000 was primarily due to a decrease in the average balance of cash and cash equivalents. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

    Sterling's total shareholders' equity was $123.5 million at June 30, 2000 compared with $117.6 million at December 31, 1999. The increase in total shareholders' equity was primarily due to the increase in retained earnings partially offset by a decrease in the market value of available-for-sale investments and MBS. Shareholders' equity was 4.7% of total assets at June 30, 2000 and December 31, 1999.

    At June 30, 2000, Sterling had an unrealized loss of $14.4 million, net of related income taxes, on investments and MBS classified as available for sale. At December 31, 1999, Sterling had an unrealized loss of $13.6 million, net of related income taxes, on investments and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

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

    Sterling anticipates total capital expenditures of approximately $1.9 million for the remainder of the year ending December 31, 2000. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

    Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2000, Sterling Savings Bank exceeded all such regulatory capital requirements.

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

    One of the continuing challenges for Sterling, especially as it transforms Sterling Savings Bank from a traditional thrift association to a community bank, is to ensure compliance with the many laws and regulations applicable to banking. These laws and regulations include the federal Home Mortgage Disclosure Act, Expedited Funds Availability Act, Flood Disaster Protection Act, Electronic Fund Transfers Act, Real Estate Settlement and Procedures Act, Bank Secrecy Act and many others. During the quarter ended June 30, 1999, Sterling entered into an agreement with the OTS pursuant to which Sterling has developed a comprehensive compliance program. As part of the compliance program, management and the Board of Directors are jointly working to ensure that Sterling's policies and procedures regarding compliance with pertinent laws are appropriate, compliance staffing is increased and compliance staff members are adequately trained. Management is committed to meeting and exceeding the requirements of the compliance program.

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

    None.

Item 3 - Defaults Upon Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    Sterling's Annual Meeting of Shareholders ("the Meeting") was held on April 25, 2000. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

(1)	Elect four Directors to serve for the following terms:
Term expiring in the year 2002:
	Thomas H. Boone	Votes for: 6,240,892	Withheld: 590,743
Approximate Broker Non-votes: 0
Terms expiring in the year 2003:
	Rodney W. Barnett	Votes for: 6,247,282	Withheld: 584,353
	David O. Wallace	Votes for: 6,239,463	Withheld: 592,172
	William W. Zuppe	Votes for: 6,238,437	Withheld: 593,198
Approximate Broker Non-votes: 0
(2)	Ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the year ending December 31, 2000 and any interim periods. The proposal received the following votes:
For:	6,754,781	Against: 37,297
Abstain:	39,557	Approximate Broker Non-votes: 0

    There was no solicitation in opposition to management's proposals or nominees.

Item 5 - Other Information

    None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Exhibit
	3.1	Restated Articles of Incorporation of Registrant and Articles of Amendment of Restated Articles of Incorporation. Filed as Exhibits 3.1 and 3.2, respectively, to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.
	3.2	Copy of Bylaws of Registrant (amended and restated as of May 24, 1999). Filed as Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.
	4.1	Reference is made to Exhibits 3.1 through 3.3.
	4.2	The Registrant has outstanding certain long-term debt. None of such debt exceeds ten percent of Registrant's total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
	27.1	Financial Data Schedule. Filed herewith.
(b)
Reports on Form 8-K. During the quarter ended June 30, 2000, there was one report on Form 8-K (Item 5) filed on May 2, 2000.

STERLING FINANCIAL CORPORATION

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)
August 10, 2000 Date	By:	/s/ Daniel G. Byrne DANIEL G. BYRNE Senior Vice President - Finance, Assistant Secretary, and Principal Financial Officer
	By:	/s/ William R. Basom WILLIAM R. BASOM Vice President, Treasurer, and Principal Accounting Officer

QuickLinks

PART I - Financial Information Item 1 - Financial Statements
STERLING FINANCIAL CORPORATION Consolidated Balance Sheets (Unaudited)
STERLING FINANCIAL CORPORATION Consolidated Statements of Income (Unaudited)
STERLING FINANCIAL CORPORATION Comparison of the Three and Six Months Ended June 30, 2000 and 1999
PART II - Other Information
STERLING FINANCIAL CORPORATION
Signature