Form 10-Q
period 2000-09-30
STERLING FINANCIAL CORP /WA/
filed 2000-11-06
CIK 891106

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/  X /   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

         OR

/    /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM ________________ TO ________________.

                       Commission file number.....0-20800

                         STERLING FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              WASHINGTON                                   91-1572822
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

           111 NORTH WALL STREET, SPOKANE, WASHINGTON    99201
           ------------------------------------------  ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                  OUTSTANDING AS OF OCTOBER 31, 2000
     ------------------------------     ----------------------------------
     Common Stock ($1.00 par value)                 8,101,341

===============================================================================

                         STERLING FINANCIAL CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----

PART I -  Financial Information

          Item 1 - Financial Statements

                   Consolidated Balance Sheets                                                                 1

                   Consolidated Statements of Income                                                           2

                   Consolidated Statements of Cash Flows                                                       3

                   Consolidated Statements of Comprehensive Income (Loss)                                      5

                   Notes to Consolidated Financial Statements                                                  6

          Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                  11

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                 21

PART II - Other Information

          Item 1 - Legal Proceedings                                                                          22

          Item 2 - Changes in Securities and Use of Proceeds                                                  22

          Item 3 - Defaults Upon Senior Securities                                                            22

          Item 4 - Submission of Matters to a Vote of Security Holders                                        22

          Item 5 - Other Information                                                                          22

          Item 6 - Exhibits and Reports on Form 8-K                                                           22

Signature                                                                                                     23

                         PART I - Financial Information
                          ITEM 1 - FINANCIAL STATEMENTS

                         STERLING FINANCIAL CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                                 September 30,    December 31,
                                                                                      2000            1999
                                                                                 -------------    ------------
                                                                                     (Dollars in Thousands)
ASSETS
  Cash and cash equivalents:
    Interest bearing                                                              $     1,133      $    23,365
    Non-interest bearing and vault                                                     57,584           72,221
    Restricted                                                                          3,789            1,018
  Loans receivable, net                                                             1,997,319        1,787,771
  Loans held for sale                                                                   2,074              985
  Investments and mortgage-backed securities ("MBS"):
    Available for sale                                                                465,046          494,483
    Held to maturity                                                                   10,893           11,247
  Accrued interest receivable (including $3,479 and $3,504 on investments
    and MBS)                                                                           17,369           16,720
  Real estate owned, net                                                                6,573            7,299
  Office properties and equipment, net                                                 50,331           52,649
  Other intangibles, net                                                               51,347           55,488
  Mortgage servicing rights, net                                                          332              222
  Prepaid expenses and other assets, net                                               21,395           23,457
                                                                                  -----------      -----------
      Total assets                                                                $ 2,685,185      $ 2,546,925
                                                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits                                                                        $ 1,685,258      $ 1,617,368
  Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")                    521,503          490,503
  Securities sold subject to repurchase agreements and federal funds
    purchased                                                                         198,304          179,515
  Other borrowings (Note 3)                                                           113,000          110,000
  Cashiers checks issued and payable                                                   10,532           11,967
  Borrowers' reserves for taxes and insurance                                           3,275            1,369
  Accrued interest payable                                                              9,753            7,539
  Accrued expenses and other liabilities                                               13,639           11,025
                                                                                  -----------      -----------
      Total liabilities                                                             2,555,264        2,429,286
                                                                                  -----------      -----------

  Preferred stock, $1 par value; 10,000,000 shares authorized;
    no shares issued and outstanding                                                        0                0
  Common stock, $1 par value; 20,000,000 shares authorized;
    8,100,470 and 8,089,844 shares issued and outstanding                               8,100            8,090
  Additional paid-in capital                                                           70,385           70,339
  Accumulated other comprehensive loss:
    Unrealized losses on investments and MBS available for sale,
      net of deferred income tax benefit of $6,182 and $7,298                         (11,482)         (13,553)
  Retained earnings                                                                    62,918           52,763
                                                                                  -----------      -----------
      Total shareholders' equity                                                      129,921          117,639
                                                                                  -----------      -----------
      Total liabilities and shareholders' equity                                  $ 2,685,185      $ 2,546,925
                                                                                  ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          ----------------------------  ----------------------------
                                                              2000           1999           2000            1999
                                                          -------------  -------------  -------------   ------------
                                                                 (Dollars in thousands, except per share data)
Interest income:
  Loans                                                    $    44,954    $    36,903   $    126,895    $    105,008
  MBS                                                            5,300          5,844         16,478          17,104
  Investments and cash equivalents                               2,634          2,497          8,099           8,121
                                                           -----------    -----------   ------------     -----------
    Total interest income                                       52,888         45,244        151,472         130,233
                                                           -----------    -----------   ------------     -----------

Interest expense:
  Deposits                                                      19,248         15,352         53,705          44,958
  Short-term borrowings                                          9,004          2,585         20,725           8,128
  Long-term borrowings                                           4,273          7,994         17,187          21,306
                                                           -----------    -----------   ------------     -----------
    Total interest expense                                      32,525         25,931         91,617          74,392
                                                           -----------    -----------   ------------     -----------
    Net interest income                                         20,363         19,313         59,855          55,841

Provision for losses on loans                                   (1,100)        (1,000)        (3,300)         (2,900)
                                                           -----------    -----------   ------------     -----------
  Net interest income after provision for losses on loans       19,263         18,313         56,555          52,941
                                                           -----------    -----------   ------------     -----------

Other income:
  Fees and service charges                                       3,200          2,885          9,375           7,958
  Mortgage banking operations                                      135            271            465             862
  Loan servicing fees                                              215            194            657             608
  Net gains on sales of securities                                   0              0              1             593
  Real estate owned operations                                       9            (27)            97            (117)
                                                           -----------    -----------   ------------     -----------
    Total other income                                           3,559          3,323         10,595           9,904
                                                           -----------    -----------   ------------     -----------
Operating expenses (Note 5)                                     17,307         16,352         51,016          47,928
                                                            -----------    -----------   ------------     -----------
  Income before income taxes                                     5,515          5,284         16,134          14,917

Income tax provision                                             2,050          1,955          5,979           5,516
                                                           -----------    -----------   ------------     -----------

Net income                                                 $     3,465    $     3,329   $     10,155     $     9,401
                                                           ===========    ===========   ============     ===========
Income per share - basic                                   $      0.43    $      0.41   $       1.25     $      1.16
                                                           ===========    ===========   ============     ===========
Income per share - diluted                                 $      0.43    $      0.41   $       1.25     $      1.15
                                                           ===========    ===========   ============     ===========

Weighted average shares outstanding - basic                  8,100,470      8,089,844      8,098,183       8,080,729

Weighted average shares outstanding - diluted                8,122,400      8,158,607      8,117,221       8,166,483


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        ----------------------
                                                                                          2000         1999
                                                                                        ---------    ---------
                                                                                        (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                                            $  10,155    $   9,401
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provisions for losses on loans and real estate owned                                  3,300        3,105
      Stock dividends on FHLB Seattle stock                                                (1,719)      (1,826)
      Net gain on sales of loans, investments and MBS                                        (407)      (1,267)
      Net gain on sales of real estate owned                                                 (180)        (172)
      Depreciation and amortization                                                         8,015        8,485
      Change in:
        Accrued interest receivable                                                          (649)        (374)
        Prepaid expenses and other assets                                                     634       (3,700)
        Cashiers checks issued and payable                                                 (1,435)      (8,324)
        Accrued interest payable                                                            2,214          599
        Accrued expenses and other liabilities                                              2,614        1,382
      Proceeds from sales of loans                                                         47,305       63,238
      Loans originated for sale                                                           (46,901)     (62,908)
                                                                                        ---------    ---------
          Net cash provided by operating activities                                        22,946        7,639
                                                                                        ---------    ---------

Cash flows from investing activities:
  Change in restricted cash                                                                (2,771)       7,844
  Loans disbursed                                                                        (892,191)    (984,169)
  Loan principal received                                                                 674,449      691,393
  Purchase of investments                                                                 (19,912)     (29,823)
  Proceeds from maturities of investments                                                  20,237       48,906
  Proceeds from sales of available-for-sale investments                                     2,138          542
  Purchase of MBS                                                                               0      (60,128)
  Principal payments on MBS                                                                32,065       65,999
  Proceeds from sales of MBS                                                                    0       29,104
  Purchase of office properties and equipment                                              (1,083)      (4,733)
  Improvements and other changes to real estate owned                                        (904)          43
  Proceeds from sales and liquidation of real estate owned                                  5,616        1,599
                                                                                        ---------    ---------
          Net cash used in investing activities                                          (182,356)    (233,423)
                                                                                        ---------    ---------

                         STERLING FINANCIAL CORPORATION
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        ----------------------
                                                                                          2000         1999
                                                                                        ---------    ---------
                                                                                        (Dollars in thousands)
Cash flows from financing activities:
  Net change in checking, passbook and money market deposits                            $ (12,427)   $ (15,157)
  Proceeds from issuance of certificates of deposit                                       425,852      649,692
  Payments for maturing certificates of deposit                                          (398,313)    (609,393)
  Interest credited to deposits                                                            52,778       44,745
  Advances from FHLB Seattle                                                              285,000      205,877
  Repayment of FHLB Seattle advances                                                     (254,100)     (95,090)
  Net change in securities sold subject to repurchase agreements
    and funds purchased                                                                    18,789       11,245
  Proceeds from other borrowings                                                            7,000       35,000
  Repayment of other borrowings                                                            (4,000)     (22,240)
  Proceeds from exercise of stock options, net of repurchases                                  56          144
  Deferred financing costs                                                                      0       (1,113)
  Other                                                                                     1,906        1,601
                                                                                        ---------    ---------
          Net cash provided by financing activities                                       122,541      205,311
                                                                                        ---------    ---------

Net change in cash and cash equivalents                                                   (36,869)     (20,473)
Cash and cash equivalents, beginning of period                                             95,586       88,331
                                                                                        ---------    ---------

Cash and cash equivalents, end of period                                                $  58,717      $67,858
                                                                                        =========    =========
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                            $  89,404      $73,792
    Income taxes                                                                            4,282        3,497

  Noncash financing and investing activities:
    Loans converted into real estate owned                                                  3,807        1,364


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)


                                                               Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                              --------------------    --------------------
                                                                2000        1999        2000        1999
                                                              --------    --------    --------    --------
                                                                         (Dollars in thousands)
Net income                                                    $  3,465    $  3,329    $ 10,155    $  9,401
                                                              --------    --------    --------    --------

Other comprehensive income (loss):
  Change in unrealized losses on investments and
    MBS available for sale                                       4,560      (3,343)      3,188     (16,046)
  Less deferred income taxes                                     1,597      (1,170)      1,117      (5,616)
                                                              --------    --------    --------    --------

  Net other comprehensive income (loss)                          2,963      (2,173)      2,071     (10,430)
                                                              --------    --------    --------    --------

Comprehensive income (loss)                                   $  6,428    $  1,156    $ 12,226    $ (1,029)
                                                              ========    ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                         STERLING FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements

1.       GENERAL:
         Notes to the December 31, 1999 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 1999 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements as of and for the three and nine months ended September 30, 2000 and are not repeated here. All financial statements presented are unaudited. However, the December 31, 1999 consolidated balance sheet was derived from the audited balance sheet as of that date.

2.       INTERIM FINANCIAL STATEMENTS:
         The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

3.       OTHER BORROWINGS:
         The following table details Sterling's other borrowings:


                                                                           September 30,     December 31,
                                                                               2000             1999
                                                                           -------------     ------------
                                                                               (Dollars in thousands)
Advances on non-revolving line of credit(1)                                   $40,000          $40,000
Advances on revolving line of credit(2)                                         3,000                0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated
  deferrable interest debentures of Sterling(3)                                40,000           40,000
Floating Rate Notes Due 2006(4)                                                30,000           30,000
                                                                            ---------        ---------
    Total other borrowings                                                  $ 113,000        $ 110,000
                                                                            =========        =========

         (1) Sterling has a $50.0 million non-revolving, variable-rate, line-of-credit agreement with KeyBank National Association ("KeyBank"), of which $40.0 million was outstanding at September 30, 2000. In August 2000, the maturity on the line of credit was extended to June 1, 2003. Through May 31, 2001, interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.00% (8.625% at September 30, 2000) and is payable monthly. On June 1, 2001, the interest rate adjusts to LIBOR plus 2.50%. On June 1, 2002, the interest rate adjusts to LIBOR plus 2.75%. This line of credit, as well as the line of credit referred to in Note 2 below, is collateralized by all of the stock of Sterling Savings Bank.

         (2) Sterling has a $5.0 million revolving line-of-credit agreement with KeyBank. The revolving line of credit matures on June 1, 2001. The interest rate is adjustable monthly at KeyBank's prime interest rate (9.50% at September 30, 2000). At September 30, 2000, $3.0
             million was outstanding under this line-of-credit agreement. This amount was repaid on October 2, 2000. At December 31, 1999, no amount was outstanding under this agreement.

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

                         STERLING FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements

             the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

         (4) Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur; and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At September 30, 2000, Sterling could incur approximately $46.2 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $7.7 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (9.16% until December 15,
             2000) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

4.       INCOME PER SHARE:
         The following table presents the basic and diluted income per share computations:


                                                     Three Months Ended September 30,
                                 -------------------------------------------------------------------------
                                                 2000                                1999
                                 ------------------------------------  -----------------------------------
                                      Net       Weighted    Per Share      Net        Weighted   Per Share
                                    Income     Avg. Shares    Amount     Income     Avg. Shares   Amount
                                 ------------  -----------  ---------  -----------  -----------  ---------
Basic computations               $  3,465,000   8,100,470    $  0.43   $ 3,329,000   8,089,844    $  0.41

Effect of dilutive securities:
Common stock options                        0      21,930                        0      68,763
                                 ------------  -----------  ---------  -----------  -----------  ---------
Diluted computations             $  3,465,000   8,122,400    $  0.43   $ 3,329,000   8,158,607    $  0.41
                                 ============  ===========  =========  ===========  ============= ==========

Antidilutive options not
  included in diluted
  income per share                                590,078                              194,000



                                                      Nine Months Ended September 30,
                                 -------------------------------------------------------------------------
                                                 2000                                1999
                                 ------------------------------------  -----------------------------------
                                      Net       Weighted    Per Share      Net        Weighted   Per Share
                                    Income     Avg. Shares    Amount     Income     Avg. Shares   Amount
                                 ------------  -----------  ---------  -----------  -----------  ---------
Basic computations               $ 10,155,000   8,098,183    $  1.25   $ 9,401,000   8,080,729    $  1.16

Effect of dilutive securities:
Common stock options                        0      19,038                        0      85,754
                                 ------------  -----------  ---------  -----------  -----------  ---------
Diluted computations             $ 10,155,000   8,117,221    $  1.25   $ 9,401,000   8,166,483    $  1.15
                                 ============  ===========  =========  ===========  ============= ==========

Antidilutive options not
  included in diluted
  income per share                                590,078                              194,000


                         STERLING FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements

5.       OPERATING EXPENSES:
         The following table details Sterling's components of total operating expenses:


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                               -----------------------       -----------------------
                                                 2000           1999           2000           1999
                                               --------       --------       --------       --------
                                                              (Dollars in thousands)
Employee compensation and benefits               $8,096       $  7,521       $ 24,228       $ 21,581
Occupancy and equipment                           2,635          2,541          7,760          7,443
Depreciation                                      1,147          1,119          3,401          3,128
Amortization of intangible assets                 1,346          1,398          4,141          4,294
Advertising                                         689            779          1,891          2,095
Data processing                                   1,321          1,405          4,183          4,026
Insurance                                           181            257            533            730
Legal and accounting                                403            373          1,140          1,072
Travel and entertainment                            351            373          1,125          1,177
Goodwill litigation costs                           250             75            600            195
Other                                               888            511          2,014          2,187
                                               --------       --------       --------       --------
     Total operating expenses                  $ 17,307       $ 16,352       $ 51,016       $ 47,928
                                               ========       ========       ========       ========

6.       OTHER ACCOUNTING POLICIES:
         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. Sterling does not believe the effect of implementing SFAS No. 133 will be material to its consolidated financial statements.

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

                         STERLING FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements

     The following table summarizes information related to Sterling's residential mortgage banking operations:


                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                         -----------------------       -----------------------
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
                                                                        (Dollars in thousands)
Revenues:
  Gains on sales of originated residential loans         $    108       $    143       $    292       $    674
  Other fees and income                                     1,722          1,344          5,094          3,871
                                                         --------       --------       --------       --------
Total revenues                                              1,830          1,487          5,386          4,545
Identifiable expenses                                        (960)          (875)        (3,120)        (2,483)
                                                         --------       --------       --------       --------
Income before income taxes                               $    870       $    612       $  2,266       $  2,062
                                                         ========       ========       =========      ========

Identifiable assets                                      $ 13,555       $ 10,793       $ 13,555       $ 10,793
                                                         ========       ========       ========       ========

Depreciation and amortization expense                    $     30       $     30       $     89       $     95
                                                         ========       ========       ========       ========

Capital expenditures for office properties and equipment $    127       $     20       $      9       $     62
                                                         ========       ========       ========       ========

         Sterling also operates commercial real estate loan production offices primarily in the Spokane and Seattle, Washington; and Portland, Oregon metropolitan areas through its subsidiary INTERVEST-Mortgage Investment Company. Commercial real estate lending operations include revenues from sales of commercial real estate loans and participation interests in commercial real estate loans, loan fees and servicing fees.

         The following table summarizes information related to Sterling's commercial real estate lending operations:


                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                         -----------------------       -----------------------
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
                                                                        (Dollars in thousands)
Revenues:
  Gains on sales of originated commercial
    real estate loans                                    $      8       $     98       $    114       $     98
  Other fees and income                                     1,101            917          3,083          2,606
                                                         --------       --------       --------       --------
Total revenues                                              1,109          1,015          3,197          2,704
Identifiable expenses                                        (449)          (352)        (1,226)          (927)
                                                         --------       --------       --------       --------
Income before income taxes                               $    660       $    663       $  1,971       $  1,777
                                                         ========       ========       ========       ========

Identifiable assets                                      $ 18,905       $ 15,297       $ 18,905       $ 15,297
                                                         ========       ========       ========       ========

Depreciation and amortization expense                    $      4       $      4       $     12       $     10
                                                         ========       ========       ========       ========

Capital expenditures for office properties
  and equipment                                          $      2       $     14       $     35       $     21
                                                         ========       ========       ========       ========

         Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

                         STERLING FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements

         The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements:

                                                                              Mortgage Banking
                                                                                 Operations
                                                                          -------------------------
                                                               Banking                   Commercial
                                                             Operations    Residential   Real Estate      Total
                                                             -----------  -----------   -----------    -----------
                                                                            (Dollars in thousands)
As of and for the three months ended September 30, 2000:
     Interest income                                         $    50,537    $  1,464      $    887     $    52,888
     Other income                                                  3,424         127             8           3,559
     Income before taxes                                           3,985         870           660           5,515
     Total assets                                              2,652,725      13,555        18,905       2,685,185

As of and for the three months ended September 30, 1999:
     Interest income                                         $    43,117    $  1,291      $    836     $    45,244
     Other income                                                  3,053         172            98           3,323
     Income before taxes                                           4,009         612           663           5,284
     Total assets                                              2,487,703      10,793        15,297       2,513,793

As of and for the nine months ended September 30, 2000:
     Interest income                                         $   144,709    $  4,308     $   2,455     $   151,472
     Other income                                                 10,130         351           114          10,595
     Income before taxes                                          11,897       2,266         1,971          16,134
     Total assets                                              2,652,725      13,555        18,905       2,685,185

As of and for the nine months ended September 30, 1999:
     Interest income                                         $   124,122    $  3,742     $   2,369     $   130,233
     Other income                                                  9,042         764            98           9,904
     Income before taxes                                          11,078       2,062         1,777          14,917
     Total assets                                              2,487,703      10,793        15,297 `     2,513,793


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999


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

     Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. Sterling, with $2.69 billion in total assets at September 30, 2000, attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

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

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

RESULTS OF OPERATIONS

     OVERVIEW. Sterling recorded net income of $3.5 million, or $0.43 per diluted share, for the three months ended September 30, 2000, compared with net income of $3.3 million, or $0.41 per diluted share, for the three months ended September 30, 1999. Sterling recorded net income of $10.2 million, or $1.25 per diluted share, for the nine months ended September 30, 2000. This compares with net income of $9.4 million, or $1.15 per diluted share, for the nine months ended September 30, 1999. The increase in net income for both periods reflected higher net interest income and other income.

     The annualized return on average assets was 0.52% and 0.53% for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the annualized return on average assets was 0.52%. The annualized return on average equity was 11.0% and 11.2% for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the annualized return on average equity was 11.2% and 10.5%, respectively.

     Operating cash earnings, operating cash earnings per common share and the ratios given below exclude amortization of intangible assets of $848,000, $881,000, $2.6 million and $2.7 million, which are net of related income taxes, for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999, respectively.


                                                          Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                         --------------------     ---------------------
                                                          2000         1999          2000        1999
                                                         -------      -------     ---------    --------
Operating cash earnings (dollars in thousands)           $ 4,313      $ 4,210     $ 12,764     $ 12,107
Operating cash earnings per common share - diluted       $  0.53      $  0.52     $   1.57     $   1.48
Operating cash return on average assets (annualized)        0.64%        0.67%        0.65%        0.67%
Operating cash return on average common
  shareholders' equity (annualized)                         13.7%        14.1%        14.0%        13.5%

     NET INTEREST INCOME. The most significant component of earnings for a financial institution typically is net interest income ("NII"), which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended September 30, 2000 and 1999, NII was $20.4 million and $19.3 million, respectively, representing an increase of 5.4%. During the nine months ended September 30, 2000 and 1999, NII was $59.9 million and $55.8 million, respectively, an increase of 7.2%.

     Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increases in NII during the three and nine months ended September 30, 2000, compared to the same periods in 1999, were primarily due to the increase in the average volume of loans and a change in the mix of loans and deposits.

     During the three months ended September 30, 2000 and 1999, the volume of average interest-earning assets was $2.49 billion and $2.30 billion, respectively. For the three months ended September 30, 2000, average loans increased by $227.8 million, while investments and MBS decreased by $38.7 million over the same period in 1999. Net interest spread during these periods was 3.02% and 3.18%, respectively. The net interest margin for the three months ended September 30, 2000 and 1999 was 3.25% and 3.33%, respectively. Net interest margin and net

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

interest spread decreased primarily due to higher costs for deposits and borrowings which increased faster than the yield on interest-earning assets, primarily the yield on loans.

     During the nine months ended September 30, 2000 and 1999, the volume of average interest-earning assets was $2.44 billion and $2.22 billion, respectively. For the nine months ended September 30, 2000, average loans increased $251.9 million, while investments and MBS decreased $32.5 million over the same period in 1999. Net interest spread during these periods was 3.09% and 3.22%, respectively. The net interest margin for the nine months ended September 30, 2000 and 1999 was 3.28% and 3.36%, respectively. The reasons for the decreases in net interest spread and net interest margin were the same as those for the related quarterly periods.

     PROVISION FOR LOSSES ON LOANS. Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for losses on loans of $1.1 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively. Sterling recorded provisions for losses on loans of $3.3 million and $2.9 million for the nine months ended September 30, 2000 and 1999, respectively. Management anticipates that its provisions for losses on loans will continue to increase in the future as Sterling originates more commercial real estate, construction, business banking and consumer loans. At September 30, 2000, Sterling's total classified assets were $25.8 million, compared with $19.4 million at September 30, 1999. At September 30, 2000, Sterling's loan delinquency rate (60 days or more) as a percentage of total loans was 0.50%, compared with 0.61% at September 30, 1999. Total nonperforming loans were $10.2 million at September 30, 2000, compared with $9.4 million at September 30, 1999. Management believes that Sterling's asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans.

     Management believes the provisions for losses on loans for the three and nine months ended September 30, 2000 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

     OTHER INCOME. The following table summarizes the components of other income for the periods indicated.


                                                          Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                         --------------------     ---------------------
                                                          2000         1999          2000        1999
                                                         -------      -------     ---------    --------
                                                                     (Dollars in thousands)
Fees and service charges                                 $ 3,200      $ 2,885     $   9,375    $ 7,958
Mortgage banking operations                                  135          271           465        862
Loan servicing fees                                          215          194           657        608
Net gains on sales of securities                               0            0             1        593
Real estate owned operations                                   9          (27)           97       (117)
                                                         -------      -------     ---------    --------
    Total other income                                   $ 3,559      $ 3,323     $  10,595    $ 9,904
                                                         =======      =======     =========    =======

     Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increases for the three and nine months ended September 30, 2000, compared with the three and nine months ended September 30, 1999, were primarily due to the implementation of new service charges on transaction accounts, improved efficiencies in assessing overdraft charges and higher commissions on sales of mutual funds and annuity products.

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

     The following table summarizes loan originations and sales of loans for the periods indicated.


                                                                 Three Months Ended        Nine Months Ended
                                                                     September 30,            September 30,
                                                                --------------------     ---------------------
                                                                 2000         1999          2000        1999
                                                                -------      -------     ---------    --------
                                                                             (Dollars in millions)

Originations of one- to four-family permanent mortgage loans    $  25.8      $  43.7     $    79.5    $  149.5
Sales of residential loans                                         12.4         14.5          32.5        62.9
Sales of commercial real estate loans                               2.6         24.9          14.4        24.9
Principal balances of mortgage loans serviced for others          205.3        201.7         205.3       201.7

     The decreases in income from mortgage banking operations for the three and nine months ended September 30, 2000 compared to the same periods in 1999, were primarily due to a lower volume of commercial real estate and residential loan sales.

     During the nine months ended September 30, 2000, Sterling sold approximately $2.1 million of investments, resulting in net gains of $1,000. During the nine months ended September 30, 1999, Sterling sold approximately $29.1 million of investments and MBS, resulting in net gains of $593,000.

     OPERATING EXPENSES. Operating expenses were $17.3 million and $16.4 million for the three months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000 and 1999, operating expenses were $51.0 and $47.9 million, respectively. The higher level of operating expenses was primarily a result of higher compensation costs, increased goodwill litigation expenses and the full implementation of the item processing operations.

     Employee compensation and benefits were $8.1 million and $7.5 million for the three months ended September 2000 and 1999, respectively. During the nine months ended September 30, 2000 and 1999, employee compensation and benefits were $24.2 million and $21.6 million, respectively. The increases reflected higher costs for personnel, lower loan origination cost deferrals, increased employee benefit costs, and additional staff for the implementation of fee-based business service operations. At September 30, 2000, full-time-equivalent employees were 809, compared with 804 at September 30, 1999.

     Goodwill litigation expenses were $250,000 and $75,000 for the three months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000 and 1999, goodwill litigation expenses were $600,000 and $195,000, respectively. The increase in both periods reflected increased activity related to the discovery phase of Sterling's goodwill litigation. Because of the increased level of effort required to bring the case to conclusion, Sterling will likely see an increase in these costs over the next few years.

     Occupancy and equipment expenses were $2.6 million and $2.5 million for the three months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000 and 1999, occupancy and equipment expenses were $7.8 million and $7.4 million, respectively. The increases reflected costs associated with the item processing centers and higher maintenance costs.

     During the nine months ended September 30, 2000 and 1999, data processing expenses were $4.2 million and $4.0 million, respectively. The increase was primarily attributable to costs associated with the item processing centers, internal data processing upgrades and increased computer maintenance.

     Other expenses were $888,000 and $511,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in other expenses was primarily due to the receipt of state excise tax refunds in the quarter ended September 30, 1999. During the nine months ended September 30, 2000 and 1999, other expenses

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

were $2.0 million and $2.2 million, respectively. The decrease for the nine-month period was primarily a result of cost savings realized from in-house item processing.

     INCOME TAX PROVISION. Sterling recorded federal and state income tax provisions of $2.1 million and $2.0 million for the three months ended September 30, 2000 and 1999, respectively. Tax provisions were $6.0 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively. The effective tax rates during these periods approximated the applicable statutory federal and state income tax rates.

FINANCIAL POSITION

     ASSETS. At September 30, 2000, Sterling's assets were $2.69 billion, up 5.4% from $2.55 billion at December 31, 1999. The increase was primarily due to growth in net loans receivable.

     INVESTMENTS AND MBS. Sterling's investment and MBS portfolio at September 30, 2000 was $475.9 million, down $29.8 million from the December 31, 1999 balance of $505.7 million. The decrease was primarily due to principal repayments.

     CASH AND CASH EQUIVALENTS. At September 30, 2000, Sterling's cash and cash equivalents were $62.5 million, compared with $96.6 million at December 31, 1999. The decrease primarily reflects a decrease in the level of cash held for Year 2000 contingencies.

     LOANS RECEIVABLE. At September 30, 2000, net loans receivable were $2.00 billion, up $209.5 million (or 11.7%) from $1.79 billion at December 31, 1999. The increase was primarily due to strong growth in construction and business banking loans. During the three months ended September 30, 2000, total loan originations were $217.4 million compared with $265.9 million for the prior year's comparable quarter. During the nine months ended September 30, 2000 and 1999, total loan originations were $771.9 million and $920.9 million, respectively. The decreases in loan originations during both periods reflected management's more cautious underwriting approach.

     The following table sets forth the composition of Sterling's loan portfolio at the dates indicated. Loan balances do not include unearned discounts, deferred loan origination costs and fees or allowances for loan losses:


                                            September 30, 2000           December 31, 1999
                                          -----------------------     -----------------------
                                            Amount           %           Amount           %
                                          -----------      ------     -----------      ------
                                                          (Dollars in thousands)
Residential                               $   411,423        20.5     $   396,565        22.0
Multifamily                                   164,329         8.1         137,835         7.6
Commercial real estate                        337,177        16.7         317,565        17.6
Construction                                  353,809        17.5         287,123        15.9
Consumer - direct                             230,898        11.5         223,286        12.4
Consumer - indirect                           105,384         5.2          94,420         5.2
Business banking                              413,813        20.5         348,941        19.3
                                          -----------      ------     -----------      ------

    Total loans receivable                $ 2,016,833       100.0     $ 1,805,735       100.0
                                          ===========      ======     ===========      ======

Weighted average yield at end of period           8.82%                       8.32%

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999


     The following table sets forth Sterling's loan originations for the periods indicated.


                                   Three Months Ended                     Nine Months Ended
                                      September 30,                         September 30,
                           ----------------------------------    ----------------------------------
                              2000         1999      % Change       2000         1999      % Change
                           ---------    ---------    --------    -----------  ---------    --------
Residential                $  25,797    $  43,715      (41.0)    $  79,453    $ 149,478      (46.8)
Multifamily                    3,720        7,100      (47.6)       39,245       50,789      (22.7)
Commercial real estate        17,381        8,384      107.3        39,403       93,459      (57.8)
Construction                  89,924      115,883      (22.4)      322,733      279,953       15.3
Consumer - direct             16,896       17,248       (2.0)       68,268       70,482       (3.1)
Consumer - indirect           11,898       15,221      (21.8)       38,304       42,103       (9.0)
Business banking              51,744       58,346      (11.3)      184,525      234,632      (21.4)
                           ---------    ---------    --------    -----------  ---------     -------
  Total loans originated   $ 217,360    $ 265,897      (18.3)    $ 771,931    $ 920,896      (16.2)
                           =========    =========                ===========  =========

     DEPOSITS. Total deposits increased $67.9 million to $1.69 billion at September 30, 2000 from $1.62 billion at December 31, 1999. The increase in the average cost of total deposits noted in the table below was primarily due to the increase in the rates paid on certificates of deposit.

     The following table sets forth the composition of Sterling's deposits at the dates indicated.


                                            September 30, 2000           December 31, 1999
                                          -----------------------     -----------------------
                                            Amount           %           Amount           %
                                          -----------      ------     -----------      ------
                                                          (Dollars in thousands)
Certificates of deposit                   $   984,468        58.4     $   916,692        56.7
Checking(1)                                   312,766        18.6         290,017        17.9
Savings and money market                      388,024        23.0         410,659        25.4
                                          -----------      ------     -----------      ------
  Total deposits                          $ 1,685,258       100.0     $ 1,617,368       100.0
                                          ===========      ======     ===========      ======

Weighted average cost of deposits
  at end of period                                4.61%                       4.04%

            (1) Includes noninterest-bearing checking accounts.

     BORROWINGS. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle ("FHLB Seattle"), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. At September 30, 2000, the total of such borrowings was $832.8 million, compared with $780.0 million at December 31, 1999, an increase of $52.8 million. See "Liquidity and Sources of Funds."

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

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

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

     Sterling maintains an asset and liability management program intended to manage NII through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates. Sterling uses a simulation model designed to measure the sensitivity of NII and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of NII and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Sterling. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments and equity at current interest rates and at hypothetical higher and lower interest rates at various intervals. The present value of each major category of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. The present value of longer term fixed-rate financial instruments is more difficult to estimate because such instruments are susceptible to changes in market interest rates. Present value estimates of adjustable-rate financial instruments are more reliable since they represent the difference between the contractual and discounted rates until the next interest rate repricing date.

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

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

     The following table presents Sterling's estimates of changes in NPV for the periods indicated. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.


                               At September 30, 2000                         At December 31, 1999
                    -----------------------------------------     --------------------------------------
   Change in                        Ratio of NPV                                Ratio of NPV
 Interest Rate                     to the Present        %                     to the Present       %
in Basis Points                       Value of        Change                      Value of        Change
  (Rate Shock)         NPV          Total Assets      in NPV        NPV         Total Assets      in NPV
---------------     ---------      --------------     -------     --------     --------------     ------
                                                         (Dollars in thousands)

       +300         $  29,271           1.16%          (74.6)     $  2,712          0.12%          (97.2)
       +200            59,947           2.33           (48.0)       36,369          1.51           (62.5)
       +100            84,514           3.24           (26.7)       63,177          2.57           (34.8)
     Static           115,364           4.33             N/A        96,899          3.86             N/A
       -100           125,079           4.65             8.4       112,812          4.43            16.4
       -200           115,127           4.27            (0.2)      103,314          4.03             6.6
       -300            90,671           3.37           (21.4)       73,835          2.89           (23.8)

     At September 30, 2000, Sterling calculated that its NPV was $115.4 million and that its NPV would decrease by 48.0% and 74.6% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $96.9 million at December 31, 1999, which would decline by 62.5% and 97.2% if interest rates generally were to increase by 2% and 3%, respectively.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be negative 15.1% and negative 15.7% at September 30, 2000 and 1999, respectively. Sterling calculated its three-year gap positions to be negative 12.8% and negative 20.5% at September 30, 2000 and 1999, respectively. The decrease in the negative readings at both the one-year gap position and the three-year gap position was primarily due to new and existing loans being funded with longer-term deposits and borrowings. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At September 30, 2000, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.

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

LIQUIDITY AND SOURCES OF FUNDS

     As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $1.69 billion at September 30, 2000 from $1.62 billion at December 31, 1999. Advances from FHLB Seattle increased to $521.5 million at

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

    September 30, 2000 from $490.5 million at December 31, 1999. At September 30, 2000 and December 31, 1999, securities sold subject to repurchase agreements were $178.8 million and $179.5 million, respectively. The net increase in these borrowings was primarily used to fund loans. These borrowings are required to be collateralized by investments and MBS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

     During the nine months ended September 30, 2000, cash provided by investing activities consisted primarily of principal and interest payments on loans and MBS and maturities of investments. The levels of these payments increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the nine months ended September 30, 2000, net cash was used in investing activities primarily to fund loans.

     Sterling Savings Bank's credit line with FHLB Seattle provides for borrowings of up to 30% of its total assets. At September 30, 2000, this credit line represented a total borrowing capacity of $813.6 million, of which $292.1 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At September 30, 2000, Sterling Savings Bank had $178.8 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $173.5 million. Sterling Savings Bank also had a secured line-of-credit agreement from KeyBank of $10.0 million as of September 30, 2000. At September 30, 2000, Sterling Savings Bank had no funds drawn on this line of credit.

     Sterling, on a parent company-only basis, had cash and other resources of approximately $7.4 million and a revolving line of credit from KeyBank of $5.0 million at September 30, 2000. At September 30, 2000, Sterling also had $40.0 million outstanding on a $50.0 million non-revolving, variable-rate line of credit from KeyBank. The KeyBank lines of credit are secured by all of the stock of Sterling Savings Bank. See Note 3 of "Notes to Consolidated Financial Statements."

     At September 30, 2000 and December 31, 1999, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank. Sterling's right to receive dividends is subordinate to its pledge of the stock to KeyBank. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $7.5 million during the nine months ended September 30, 2000. These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

     OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At September 30, 2000 and December 31, 1999, Sterling Savings Bank's liquidity ratio was 7.8% and 9.1%, respectively. The lower level of liquidity at September 30, 2000 was primarily due to a decrease in the average balance of cash and cash equivalents. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

CAPITAL RESOURCES

     Sterling's total shareholders' equity was $129.9 million at September 30, 2000 compared with $117.6 million at December 31, 1999. The increase in total shareholders' equity was primarily due to the increase in retained earnings. Shareholders' equity was 4.8% of total assets at September 30, 2000 compared with 4.6% at December 31, 1999.

     On October 25, 2000, Sterling declared a 10% stock dividend payable November 27, 2000 to shareholders of record on November 6, 2000.

     At September 30, 2000, Sterling had an unrealized loss of $11.5 million, net of related income taxes, on investments and MBS classified as available for sale. At December 31, 1999, Sterling had an unrealized loss of $13.6 million, net of related income taxes, on investments and MBS classified as available for sale. Since the start of the year, long-term interest rates have declined, decreasing the unrealized loss on investments and MBS. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

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

     Sterling anticipates total capital expenditures of approximately $1.6 million for the remainder of the year ending December 31, 2000. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

     Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to tangible capital, core leverage capital and risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2000, Sterling Savings Bank exceeded all such regulatory capital requirements.

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

     In May 1990, Sterling sued the U.S. government with respect to the loss of the goodwill treatment and other matters in a lawsuit entitled STERLING SAVINGS ASSOCIATION AND STERLING FINANCIAL CORPORATION V. THE UNITED

                         STERLING FINANCIAL CORPORATION
    Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

STATES, No.95 829 C (the "Goodwill Litigation"). In the Goodwill Litigation, Sterling seeks damages for, among other things, breach of contract and for deprivation of property without just compensation and without due process of the law.

     In 1996, the U.S. Supreme Court ruled in three cases similar to the Goodwill Litigation that the U.S. government was liable for having breached its acquisition contracts with certain savings associations. Sterling is encouraged by the Supreme Court's decision, although it is uncertain when a trial to determine Sterling's damages will be held or when a judgment, if any, will be paid.

     Sterling's Goodwill Litigation, which had been stayed for almost ten years, has completed the fact discovery phase and is proceeding with the expert witness discovery phase of this case. Although it is impossible to accurately predict when this effort will be concluded, management anticipates that the expert witness discovery stage will carry in to 2001 and that Sterling's case will be scheduled for trial by late 2001. Because of the increased level of effort required to bring the case to conclusion, Sterling likely will see an increase in legal expenses over the next few years.

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

     None.

Item 3 -  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5 -  OTHER INFORMATION

     None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.                               Exhibit
         -----------                               --------
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

           27.1           Financial Data Schedule.  Filed herewith.

     (b) Reports on Form 8-K. During the quarter ended September 30, 2000, there was one report on Form 8-K (Item 5) filed on July 28, 2000.

                         STERLING FINANCIAL CORPORATION

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STERLING FINANCIAL CORPORATION
                                        --------------------------------------
                                                 (Registrant)


November 6, 2000                        By: /s/  Daniel G. Byrne
----------------                            ----------------------------------
     Date                                   DANIEL G. BYRNE
                                            Senior Vice President - Finance,
                                            Assistant Secretary,
                                            and Principal Financial Officer



                                        By: /s/  William R. Basom
                                            ----------------------------------
                                            WILLIAM R. BASOM
                                            Vice President, Treasurer, and
                                            Principal Accounting Officer