Form 10-K405
period 2000-12-31
STERLING FINANCIAL CORP /WA/
filed 2001-03-23
CIK 891106

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 0-20800

STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1572822 (IRS Employer Identification No.)
111 North Wall Street, Spokane, Washington (Address of principal executive offices)	99201 (Zip code)

Registrant's telephone number, including area code: (509) 458-2711

Securities registered pursuant to Section 12(b) of the Act:

None (Title of class)	None (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($1.00 par value)
9.50% Cumulative Capital Securities
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   As of February 28, 2001, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the Nasdaq National Market, was $104,415,239.

   The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, as of February 28, 2001 was 8,922,021.

DOCUMENTS INCORPORATED BY REFERENCE

   Specific portions of the Registrant's Proxy Statement dated March 23, 2001 are incorporated by reference into Part III hereof.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

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

    Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. With $2.66 billion in total assets at December 31, 2000, Sterling attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices, as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho, and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

    Sterling is also rapidly developing new channels to better service its customers. During 2000, Sterling launched its Internet Banking Web site at www.sterlingsavingsbank.net. Further, Sterling introduced business cash management, international banking and leasing services. With the implementation of in-house check processing, Sterling offers account imaging and better account analysis and now has the capability to offer lockbox services to its customers. Newer technology advancements will also enable Sterling to implement cost efficiency measures in the future, although there is no assurance that such benefits will be realized.

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

    Business banking loans generally involve a higher degree of risk than the financing of real estate, primarily because collateral is more difficult to appraise, security interests in the collateral are more difficult to perfect, the collateral may be difficult to obtain or liquidate following an uncured default and it is difficult to accurately predict the borrower's ability to generate future cash flows. Business banking loans, however, typically offer relatively higher yields and variable interest rates. The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling. At December 31, 2000, business banking loans were 21.9% of Sterling's total loan portfolio.

    Consumer Lending.  Sterling's Consumer Lending Group provides loans for home improvements, automobiles, personal lines of credit, boats and certain other purposes. Generally, consumer loans are originated for terms ranging from six months to ten years. Interest rates are either fixed or adjustable monthly, quarterly or semiannually, based on a contractual formula at a margin over an established external indices. Sterling also makes loans collateralized by savings accounts and second mortgage loans collateralized by real estate. Fixed-rate secured financing is available with amortization terms of up to 15 years.

    Sterling actively participates in the transportation finance market, primarily through consumer indirect auto loans (sales finance contracts). Sterling also makes direct (branch originated) auto, marine and recreational vehicle loans. Most applicants for these credit products are assigned a credit score, which is designed to indicate the relative probability of repayment. The credit scoring models are validated as to their predictive power on a periodic basis. The Consumer Lending Group includes in its credit criteria other judgmental factors, such as the advance rate and debt-to-income ratio, which are used to augment this credit score. However, all credit decisions made contrary to an established cut-off score are required to be supported and documented by a credit officer with the appropriate approval authority. Consumer loans, especially those originated through dealers, generally have greater inherent risks than other types of loans. At December 31, 2000, consumer direct and indirect loans were 11.8% and 0.9%, respectively, of Sterling's total loan portfolio. Consumer indirect loans at December 31, 2000 declined as a percentage of total loans due to the automobile loan securitization described below.

    On December 22, 2000, Sterling completed its first securitization of automobile receivables. A subsidiary of Sterling Savings Bank issued $87.0 million of 6.61% asset-backed (Class A) notes rated AAA and $4.9 million of 7.39% asset-backed (Class B) notes rated A-. Principal and interest will be distributed monthly to the note holders. The final maturity date on the notes is February 15, 2008. However, payment of the notes could occur earlier than that date. The notes were privately placed to qualified institutional buyers (as defined under Rule 144A under the Securities Act). Sterling recognized a gain of $149,000 on the sale and will receive a .50% servicing fee.

    One- to Four-Family Residential Lending.  Sterling originates fixed-rate and adjustable rate mortgages ("ARMs"), which have interest rates that adjust annually or every three, five and seven years and are indexed to a variety of market indices. Sterling also originates one- to four-family residential construction loans.

    Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market. Within the secondary mortgage market for conventional loans, Sterling sells its residential loans primarily on a servicing-released basis to others. Sterling also sells loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). Sterling endeavors to underwrite residential loans in compliance with FHLMC and FNMA underwriting standards. Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans which are not underwritten in accordance with FHLMC and FNMA or applicable investor underwriting guidelines. At December 31,

2000, 20.6% of Sterling's total loan portfolio consisted of conventional one- to four-family residential loans.

    Conventional residential mortgage loans are originated for up to 103% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase private mortgage insurance from approved third parties so that Sterling's risk is limited to approximately 80% of the appraised value on all loans with loan-to-value ratios in excess of 80%. Sterling's residential lending programs are designed to comply with all applicable regulatory requirements. For a discussion of Sterling's management of interest rate risk ("IRR") on conventional loans, see "—Secondary Market Activities."

    Sterling makes residential construction loans on custom homes, presold homes and homes that are built for sale. Sterling also provides acquisition and development loans for residential subdivisions. Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Sterling's risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Sterling endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers and by dealing only with qualified builders/borrowers. The properties that serve as underlying collateral for these construction loans are located primarily in the Puget Sound, Portland, Oregon, Boise, Idaho, and eastern Washington regions.

    At December 31, 2000, 10.8% of Sterling's total loan portfolio consisted of one- to four-family residential construction loans, approximately 86% of which were for properties that were built for sale. Further, approximately 53% of Sterling's one- to four-family residential construction loan portfolio was concentrated in the Portland, Oregon market which is served by one loan production office. A reduction in market values or in the demand for residential housing, particularly in the Portland market, could lead to higher delinquencies and foreclosures and have a negative impact on Sterling.

    Multifamily Residential and Commercial Property Lending.  Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property primarily in the Pacific Northwest. Construction loans on such properties typically have terms of 12 to 18 months and provide for variable interest rates. Permanent loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial property loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because they typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending. These risks include excessive vacancy rates or inadequate operating cash flows. Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner. Sterling attempts to reduce its exposure to these risks, typically by investigating the borrowers' finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers. At December 31, 2000, 8.2% of Sterling's total loan portfolio consisted of multifamily residential construction and commercial property construction loans. At December 31, 2000, 25.7% of Sterling's total loan portfolio consisted of multifamily residential and commercial property permanent loans.

    The following table sets forth information on loan originations for the periods indicated.

	Years Ended December 31,
	2000		1999		1998
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage—permanent:
One-to four-family residential	$95,527	9.3	$172,115	14.4	$241,725	24.0
Multifamily residential	55,465	5.4	58,319	4.9	83,904	8.3
Commercial property	51,797	5.1	108,216	9.0	34,735	3.5
Mortgage—construction:
One-to four-family residential	310,065	30.3	320,136	26.6	226,025	22.5
Multifamily residential	48,112	4.7	66,520	5.5	47,809	4.8
Commercial property	84,053	8.2	31,651	2.6	42,301	4.2
Non-mortgage:
Consumer—direct	88,364	8.7	97,047	8.1	99,449	9.8
Consumer—indirect	45,991	4.5	51,956	4.3	51,958	5.2
Business banking	242,916	23.8	295,915	24.6	178,209	17.7

Total loans originated	$1,022,290	100.0	$1,201,875	100.0	$1,006,115	100.0

    Loan Portfolio Analysis.  The following table sets forth the composition of Sterling's loan portfolio by type of loan at the dates indicated.

	December 31,
	2000		1999		1998		1997		1996
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage—permanent:
One-to four-family residential	$409,592	20.6	$396,565	22.0	$342,757	23.1	$313,792	28.1	$304,216	31.1
Multifamily residential	163,675	8.2	137,835	7.6	124,656	8.4	68,697	6.2	73,455	7.5
Commercial property	347,654	17.5	317,565	17.6	177,912	12.0	120,068	10.8	104,372	10.7
Land and other	956	0.1	0	0.0	0	0.0	434	0.0	385	0.0

	921,877	46.4	851,965	47.2	645,325	43.5	502,991	45.1	482,428	49.3

Mortgage—construction:
One-to four-family residential	215,844	10.8	184,081	10.2	141,288	9.5	131,701	11.8	100,694	10.3
Multifamily residential	80,728	4.1	71,024	3.9	45,794	3.1	59,212	5.3	39,191	4.0
Commercial property	81,347	4.1	32,018	1.8	46,485	3.1	20,979	1.9	32,368	3.3

	377,919	19.0	287,123	15.9	233,567	15.7	211,892	19.0	172,253	17.6

Total mortgage loans	1,299,796	65.4	1,139,088	63.1	878,892	59.2	714,883	64.1	654,681	66.9
Consumer—direct	235,423	11.8	223,286	12.4	224,651	15.1	139,666	12.5	124,529	12.7
Consumer—indirect	17,368	0.9	94,420	5.2	64,764	4.4	19,016	1.7	0	0.0
Business banking	435,284	21.9	348,941	19.3	315,614	21.3	241,808	21.7	199,848	20.4

Total loans receivable	1,987,871	100.0	1,805,735	100.0	1,483,921	100.0	1,115,373	100.0	979,058	100.0

Deferred loan origination (fees) and costs	(5,383)		(4,338)		(2,309)		232		156
Premium (discount) on loans acquired pursuant to purchase transactions	179		1,977		1,545		(380)		(629)
Allowance for loan losses	(16,740)		(15,603)		(14,623)		(9,486)		(8,389)

Loans receivable, net	$1,965,927		$1,787,771		$1,468,534		$1,105,739		$970,196

    Contractual Principal Payments.  The following table sets forth the scheduled contractual principal repayments for Sterling's loan portfolio at December 31, 2000. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts and premiums, deferred loan origination costs and fees, or allowances for loan losses.

		Principal Payments Contractually Due in
	Balance Outstanding at December 31, 2000
		2001	2002-2005	Thereafter
	(Dollars in thousands)
Mortgage—permanent:
Fixed rate	$528,867	$14,327	$52,888	$461,652
Variable rate	393,010	11,725	109,197	272,088
Mortgage—construction	377,919	250,263	117,797	9,859
Consumer—direct	235,423	68,059	69,672	97,692
Consumer—indirect	17,368	1,632	7,052	8,684
Business banking	435,284	146,842	149,199	139,243

	$1,987,871	$492,848	$505,805	$989,218

    Loan Servicing.  Sterling services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures in the event of unremedied defaults. Sterling generally receives a fee based on the unpaid principal balance of each loan to compensate for the costs of performing the servicing function.

    For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 0.25% to 0.375% of the unpaid principal balance. At December 31, 2000 and 1999, Sterling serviced for itself and for other investors residential mortgage loans totaling $777.5 million and $751.7 million, respectively. Of such mortgage loans, Sterling serviced $121.4 million and $140.5 million, respectively, at these dates for FHLMC and FNMA. Sterling's ability to continue as a seller/servicer for FHLMC and FNMA is dependent upon meeting the qualifications of these agencies. Sterling currently meets all applicable requirements.

    Sterling receives a fee for servicing commercial real estate loans for other investors. This fee generally ranges from 0.10% to 0.25% of the unpaid principal balance. At December 31, 2000 and 1999, Sterling serviced for itself and other investors commercial real estate loans totaling $475.3 million and $402.9 million, respectively.

    Sterling also receives a fee of .50% of the unpaid principal balance of each loan for servicing automobile loans for other investors. At December 31, 2000, Sterling serviced $89.3 million of such loans.

    From time to time, Sterling sells portfolios of servicing rights primarily to improve earnings and to increase its regulatory capital ratios. During the year ended December 31, 1998, Sterling sold, in bulk, rights to service conventional loans for others of approximately $117.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations (hereafter referred to as "Management's Discussion and Analysis")—Results of Operations—Other Income."

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

    Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis. During the years ended December 31, 2000 and 1999, Sterling sold approximately $21.4 million and $43.0 million in loans under participation agreements, resulting in net gains of $127,000 and $209,000, respectively.

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

    Loan Commitments.  Sterling uses written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans aggregating $258.2 million at December 31, 2000. Sterling also had secured and unsecured commercial and personal lines of credit totaling approximately $357.9 million, of which the undisbursed portion was approximately $216.0 million at December 31, 2000. See Note 17 of "Notes to Consolidated Financial Statements."

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

    Under this system, Sterling classifies loans and other assets it considers of questionable quality. Sterling's system employs the classification categories of "substandard," "doubtful" and "loss." Substandard assets have deficiencies which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets increased to $26.9 million at December 31, 2000 from $19.9 million at December 31, 1999. As a percentage of total assets, classified assets were 1.0% and 0.8% at December 31, 2000 and 1999, respectively. See "—Major Classified Loans."

    Assets classified as substandard or doubtful require the establishment of general valuation allowances in amounts considered by management to be adequate under generally accepted accounting principles ("GAAP"). Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount. At December 31, 2000, Sterling's assets classified as loss totaled $1.1 million. Judgments regarding the adequacy of a general valuation allowance are based on on-going evaluations of the nature, volume and quality of the loan portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

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

    The following table sets forth the activity in Sterling's REO for the periods indicated.

	Years Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of period	$7,299	$6,232	$8,817
Loan foreclosures and other additions	5,966	4,875	2,394
Capitalized expenses	794	208	202
Sales and other reductions	(7,652)	(3,811)	(5,110)
Provisions for losses	0	(205)	(71)

Balance at end of period	$6,407	$7,299	$6,232

    Major Classified Loans.  Each of Sterling's classified loans with a net carrying value at December 31, 2000 of more than $1.0 million is described below.

    Sterling holds six construction loans to one borrower for three commercial projects and three single-family homes being built for sale in Keizer, Oregon. The commercial projects are between 50% to 60% complete, and the single-family homes are between 74% to 100% complete. As a result of the borrower's failure to adhere to a repayment agreement for the completion of construction and marketing of the subject properties, foreclosure has been commenced on all projects. Sales are scheduled for February, March and April 2001. The aggregate carrying value of these loans at December 31, 2000 was $2.1 million, net of a specific allowance of $30,000.

    Sterling holds four construction loans and twelve permanent loans collateralized by row houses located in Portland, Oregon. The loans were classified as substandard due to the borrower's nonpayment and failure to sell the properties. Deeds in lieu of foreclosure on these sixteen properties are anticipated to be recorded in February 2001. The aggregate carrying value of these loans at December 31, 2000 was $1.9 million. No specific allowance has been established for these loans.

    Sterling holds a commercial agricultural loan collateralized by a first mortgage on farmland located in the Tri-Cities, Washington area. The loan was classified as substandard due to operating losses, and the borrower has recently filed for a debtor conversion from a Chapter 11 bankruptcy to Chapter 7 liquidation. Sterling is proceeding with an action to allow Sterling to proceed against the collateral. The carrying value of this loan at December 31, 2000 was $1.3 million. No specific allowance has been established for this loan.

    Major Real Estate Owned.  Each of Sterling's REO properties with a net carrying value at December 31, 2000 of more than $1.0 million is described below.

    Sterling acquired through foreclosure in March 2000 a 28-unit apartment complex located in Hayden, Idaho. The property is currently being marketed for sale. The carrying value of this loan at December 31, 2000 was $1.1 million. No specific allowance has been established for this loan.

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

    For consumer loans, a demand letter is sent when the account becomes delinquent for two payments. Additional collection work or repossession may follow. In certain instances, Sterling may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Similar collection procedures to those for consumer and mortgage loans are followed for business loans with the exception that these accounts are generally handled as a joint effort between the originating loan officer and the collection department during initial stages of delinquency. On or before 75 days of delinquency, the collection effort is typically shifted from the originating loan officer to the collection department with legal action to follow.

    The following table summarizes the principal balances of nonperforming assets at the dates indicated.

	December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Nonaccrual loans	$8,385	$9,259	$3,050	$4,755	$2,329
Restructured loans	0	66	87	150	215

Total nonperforming loans	8,385	9,325	3,137	4,905	2,544
Real estate owned(1)	6,407	7,299	6,232	8,817	3,974

Total nonperforming assets	$14,792	$16,624	$9,369	$13,722	$6,518

Ratio of total nonperforming assets to total assets	0.56%	0.65%	0.40%	0.71%	0.41%
Ratio of total nonperforming loans to total loans	0.42%	0.52%	0.21%	0.44%	0.26%
Ratio of allowance for estimated losses on loans to total nonperforming loans(2)	190.1%	164.4%	462.5%	193.8%	325.2%

(1)
Amount is net of the allowance for REO losses.

(2)
Excludes loans classified as loss. Loans classified as loss that are excluded from allowance for loan losses were $803,000, $275,000, $114,000, $47,000 and $262,000 at December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Loans classified as loss that are excluded from total nonperforming loans were $0, $0, $0, $35,000 and $45,000 at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

    Sterling regularly reviews the collectibility of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is eliminated from income at that time. Loans may be placed in nonaccrual status earlier if, in management's judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Additional interest income of $722,000, $485,000 and $159,000 would have been recorded during the years ended December 31, 2000, 1999 and 1998, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $890,000, $442,000 and $194,000 was recorded on these loans during the years ended December 31, 2000, 1999 and 1998, respectively. Sterling's quality control staff also reviews various aspects of loans originated and acquired by Sterling in an effort to ensure compliance with appropriate underwriting criteria. These reviews assist Sterling in monitoring the performance of its personnel and independent appraisers. Sterling's mortgage loan quality control function is intended to conform to guidelines and standards established by FNMA, FHLMC, and, as applicable, other private investors.

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

					Six Months Ended December 31, 1996	Fiscal Year Ended June 30, 1996
	Years Ended December 31,
	2000	1999	1998	1997
	(Dollars in thousands)
Balance at beginning of period	$15,603	$14,623	$9,486	$8,389	$8,366	$7,796
Charge-offs:
Mortgage—permanent	(209)	(483)	(252)	(219)	(767)	(752)
Mortgage—construction	(618)	(227)	(28)	(202)	(7)	0
Consumer—direct	(1,181)	(1,434)	(1,048)	(999)	(384)	(412)
Consumer—indirect	(1,048)	(925)	(738)	(29)	0	0
Business banking	(835)	(103)	(325)	(119)	(19)	(5)

Total charge-offs	(3,891)	(3,172)	(2,391)	(1,568)	(1,177)	(1,169)

Recoveries:
Mortgage—permanent	27	16	34	58	30	23
Mortgage—construction	1	0	0	0	0	0
Consumer—direct	165	76	106	96	41	49
Consumer—indirect	209	152	42	6	0	0
Business banking	26	8	21	23	8	24

Total recoveries	428	252	203	183	79	96

Net charge-offs	(3,463)	(2,920)	(2,188)	(1,385)	(1,098)	(1,073)
Provisions for loan losses	4,600	3,900	5,325	2,482	1,121	1,643
Allowance for losses on assets acquired	0	0	2,000	0	0	0

Balance at end of period	$16,740	$15,603	$14,623	$9,486	$8,389	$8,366

Allowances allocated to loans classified as loss	$803	$275	$114	$47	$262	$213
Ratio of net charge-offs to average loans outstanding during the period	0.18%	0.17%	0.17%	0.13%	0.11%	0.10%

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

	December 31,
	2000		1999		1998		1997		1996
	Amount	Loans in Category as a Percentage of Total Gross Loans	Amount	Loans in Category as a Percentage of Total Gross Loans	Amount	Loans in Category as a Percentage of Total Gross Loans	Amount	Loans in Category as a Percentage of Total Gross Loans	Amount	Loans in Category as a Percentage of Total Gross Loans
	(Dollars in thousands)
Mortgage—permanent	$3,801	46.4%	$4,837	47.2%	$4,535	43.5%	$3,800	45.1%	$3,589	49.3%
Mortgage—construction	3,903	19.0	3,336	15.9	3,199	15.7	3,108	19.0	2,380	17.6
Consumer—direct	2,907	11.8	2,397	12.4	3,113	15.1	400	12.5	399	12.7
Consumer—indirect	760	0.9	938	5.2	650	4.4	153	1.7	0	0.0
Business banking	5,166	21.9	3,595	19.3	2,626	21.3	1,200	21.7	1,196	20.4
Unallocated	203	N/A	500	N/A	500	N/A	825	N/A	825	N/A

	$16,740	100.0%	$15,603	100.0%	$14,623	100.0%	$9,486	100.0%	$8,389	100.0%

Investments and Mortgage-Backed Securities

    Investments and MBS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Unrealized gains and losses on such investments and MBS are not reported in the Consolidated Financial Statements, as these investments and MBS are held for investment purposes. See "Management's Discussion and Analysis—Results of Operations—Other Income" and Note 2 of "Notes to Consolidated Financial Statements."

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

    At December 31, 2000 and 1999, investments and MBS classified as available for sale were $476.7 million and $494.5 million, respectively. The carrying value of these investments and MBS at December 31, 2000 and 1999 includes unrealized losses of $3.6 million (net of a $1.9 million related income tax benefit) and $13.6 million (net of a $7.3 million related income tax benefit), respectively. The increase in fair value since December 31, 1999 is primarily due to a decrease in long-term interest rates.

    Sterling invests primarily in MBS issued by FHLMC and FNMA and other agency obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and MBS.

    The following table provides the carrying values, contractual maturities and weighted average yields of Sterling's investment and MBS portfolio at December 31, 2000.

	Maturity
	Less than One Year	One to Five Years	Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
MBS
Balance	$0	$3,997	$23,682	$286,755	$314,434
Weighted average yield	0.00%	7.26%	6.00%	6.50%	6.47%
U.S. government and agency obligations
Balance	$0	$94,358	$0	$0	$94,358
Weighted average yield	0.00%	5.91%	0.00%	0.00%	5.91%
FHLB Seattle stock
Balance	$0	$0	$0	$37,082	$37,082
Weighted average yield(1)	0.00%	0.00%	0.00%	6.50%	6.50%
Municipal bonds(2)
Balance	$2,236	$6,181	$1,215	$0	$9,632
Weighted average yield	4.53%	4.80%	4.37%	0.00%	4.68%
Other(3)
Balance	$0	$5,712	$0	$24,964	$30,676
Weighted average yield	0.00%	11.95%	0.00%	7.86%	8.62%
Total carrying value	$2,236	$110,248	$24,897	$348,801	$486,182
Weighted average yield	4.53%	6.21%	5.92%	6.60%	6.47%

(1)
The weighted average yield on Federal Home Loan Bank of Seattle ("FHLB Seattle") stock is based upon the dividends received for the year ended December 31, 2000.
(2)
The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.
(3)
Other investments relate primarily to trust-preferred securities and residual interests in an asset-backed securitization.

    The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling's investment and MBS portfolio at the dates indicated.

	December 31,
	2000	1999	1998
	(Dollars in thousands)
MBS	$314,434	$343,311	$405,725
U.S. government and agency obligations	94,358	90,830	112,906
FHLB Seattle stock	37,082	34,767	32,318
Municipal bonds	9,632	10,873	13,047
Other	30,676	25,949	22,409

Total	$486,182	$505,730	$586,405

Available-for-sale	476,732	494,483	$566,372
Held-to-maturity	9,450	11,247	20,033

Total	$486,182	$505,730	$586,405

Weighted average yield	6.47%	6.61%	6.16%

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

    Sterling supplements its retail deposit gathering by soliciting funds from public entities. Public funds were 8.6% and 8.2% of deposits at December 31, 2000 and 1999, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had no brokered deposits at December 31, 2000 or 1999.

    The primary retail deposit vehicles being utilized by Sterling's customers are CDs with terms of one year or less, regular savings accounts, money market accounts and negotiable order of withdrawal ("NOW") accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated.

	Years Ended December 31,
	2000		1999		1998
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Certificates of deposit	$968,109	5.94%	$866,461	5.14%	$791,311	5.46%
Regular savings accounts and money market accounts	392,456	3.79	428,710	3.38	351,759	3.62
Checking accounts:
NOW accounts	193,026.87		189,207	1.02	145,335	1.14
Noninterest-bearing demand accounts	114,315	0.00	111,017	0.00	72,828	0.00

	$1,667,906	4.44%	$1,595,395	3.82%	$1,361,233	4.23%

    The following table shows the amounts and maturities of CDs that had balances of $100,000 or more at December 31, 2000.

(Dollars in thousands)
Remaining maturity:
Less than three months	$183,335
Three to six months	75,011
Six to 12 months	86,582
Over 12 months	39,796

$384,724

    The following table presents the types of deposit accounts and the rates offered by Sterling Savings Bank and the balance in such accounts as of the specified dates.

		December 31, 2000					December 31, 1999
Minimum Term	Category	Minimum Balances	Amount	Percentage of Total Deposits	Interest Rate Offered		Minimum Balances	Amount	Percentage of Total Deposits	Interest Rate Offered
		(Dollars in thousands, except minimum amounts)
Transaction Accounts:
None	NOW checking	$100	$203,130	11.8	1.09%		$100	$186,012	11.5	1.24%
None	Commercial checking	100	123,440	7.1	0.00		100	104,005	6.4	0.00
None	Regular savings	100	75,415	4.4	1.59		100	84,526	5.2	1.50
None	Money market demand	1,000	307,001	17.8	1.09		2,500	326,133	20.2	1.24

None	Total transaction accounts		708,986	41.1				700,676	43.3

Certificates of Deposit:
3 months	Fixed term, fixed rate	500	7,511	0.4	5.00		500	4,712	0.3	4.59
6 months	Fixed term, fixed rate	500	38,682	2.2	5.60		500	46,945	2.9	4.87
9 months	Fixed term, adjustable rate	5,000	6,146	0.4	5.60		5,000	13,215	0.8	4.46
11 months	Fixed term, fixed rate	500	81,582	4.7	5.60		500	4,797	0.3	4.17
12 months	Fixed term, fixed rate	500	133,107	7.7	5.89		500	274,923	17.0	5.22
12 months	Fixed term, fixed rate	N/A	135	0.0	N/A	(1)	5,000	155	0.0	N/A	(2)
12 months	Fixed term, adjustable rate	N/A	4	0.0	N/A	(1)	500	4	0.0	N/A	(2)
12 months	Fixed term, adjustable rate	N/A	911	0.1	N/A	(1)	5,000	1,530	0.1	N/A	(2)
15 months	Fixed term, adjustable rate	5,000	98,671	5.7	5.65		5,000	98,901	6.1	5.60
18 months	Fixed term, fixed rate	500	159,340	9.2	5.65		500	43,324	2.7	5.22
24 months	Fixed term, fixed rate	500	33,492	1.9	5.65		500	27,731	1.7	4.41
36 months	Fixed term, fixed rate	500	59,315	3.4	5.65		500	58,343	3.6	5.84
36 months	Zero coupon, fixed term	N/A	5	0.0	N/A	(1)	N/A	5	0.0	N/A	(2)
Greater than 36 months	Fixed term, fixed rate	500	72,305	4.2	5.65		500	76,640	4.8	4.65
18 months	Variable rate, IRA	100	12,106	0.7	6.41		100	8,255	0.5	6.26
18 months	Fixed rate, IRA	500	8,215	0.5	5.75		500	2,132	0.1	5.13
36 months	Variable rate, IRA	2,000	5,584	0.3	5.75		2,000	13,503	0.8	5.13
7 days	Fixed term, fixed rate	5,000	1,888	0.1	4.17		5,000	2,259	0.1	3.54
7 days	Mini-jumbos	80,000	21,760	1.3	6.20		80,000	18,677	1.2	5.45
7 days	Jumbos	100,000	274,474	15.9	6.30		100,000	220,641	13.7	5.55

	Total CDs		1,015,233	58.9				916,692	56.7

	Total deposits		$1,724,219	100.0				$1,617,368	100.0

(1)
Not currently offered.

(2)
Not offered.

    The following table sets forth the composition of Sterling's deposit accounts at the dates indicated.

	December 31,
	2000		1999
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
	(Dollars in thousands)
NOW checking	$203,130	11.8	$186,012	11.5
Commercial checking	123,440	7.1	104,005	6.4
Regular savings	75,415	4.4	84,526	5.2
Money market demand	307,001	17.8	326,133	20.2
Variable-rate certificates:
9-36 months	123,427	7.2	135,408	8.4
Fixed-rate certificates:
1-11 months	425,897	24.7	293,234	18.1
12-35 months	334,289	19.4	426,624	26.4
36-240 months	131,620	7.6	61,426	3.8

Total deposits	$1,724,219	100.0	$1,617,368	100.0

    Substantially all of Sterling's depositors are residents of the states of Washington, Idaho, Montana and Oregon. Sterling is a member of The Exchange, an automated teller machine ("ATM") system that allows participating customers to deposit or withdraw funds from NOW accounts, money market demand accounts and savings accounts throughout the United States and Canada. Sterling is also a member of the Plus System ATM network, with numerous locations in the United States and internationally. Sterling has 59 ATMs to better serve customers in those markets. Customers also can access the system through ATMs operated by other financial institutions.

    Borrowings.  Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. See "Management's Discussion and Analysis—Liquidity and Sources of Funds."

    The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the "FHL Banks") each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to savings institutions. As a member, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling's loans outstanding and advances from the FHLB Seattle. At December 31, 2000, Sterling exceeded its FHLB Seattle stock ownership requirement. The stock of the FHLB Seattle always has been redeemable at par value, but there can be no assurance that this always will be the case.

    As a member of the FHLB Seattle, Sterling is authorized to apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness are met. Each credit program has its own interest rate and range of maturities. At December 31, 2000, Sterling had advances totaling $530.7 million from the FHLB Seattle which mature from 2001 through 2015 at interest rates ranging from 4.60% to 8.40%. See "Management's Discussion and Analysis—Liquidity and Sources of Funds" and Note 9 of "Notes to Consolidated Financial Statements."

    Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $110.3 million and $179.5 million in reverse repurchase agreements outstanding at December 31, 2000 and 1999, respectively. Sterling enters into short-term repurchase agreements with selected retail customers. The balance of such short-term repurchase agreements was $6.8 million and $6.2 million at December 31, 2000 and 1999, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "Management's Discussion and Analysis—Asset and Liability Management," "Management's Discussion and Analysis—Liquidity and Sources of Funds" and Note 10 of "Notes to Consolidated Financial Statements."

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

    In May 1999, Sterling issued $30.0 million of Floating Rate Notes Due 2006. Interest accrues at the 90-day London Interbank Offering Rate ("LIBOR") Index plus 2.50% (9.08% at December 31, 2000) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

    In June 1999, Sterling redeemed the outstanding balance of its 8.75% Subordinated Notes Due 2000, including accrued interest thereon, in the aggregate amount of $17.4 million. Sterling incurred a charge of approximately $97,000 upon early extinguishment of these notes.

    In addition to the borrowings described above, at December 31, 2000 Sterling had a $50.0 million non-revolving variable-rate line of credit from KeyBank National Association ("KeyBank"), of which $40.0 million was outstanding at December 31, 2000. The line of credit matures on June 1, 2003. Sterling also has a $5.0 million revolving line-of-credit agreement with KeyBank which matures on June 1, 2001. These lines of credit are collateralized by all of the stock of Sterling Savings Bank. See Note 11 of "Notes to the Consolidated Financial Statements."

    Sterling Savings Bank has an unsecured $10.0 million line-of-credit agreement from KeyBank. Advances under the line of credit accrue interest at a defined variable rate (6.50% at December 31, 2000) and the line matures in April 2001. Management expects that the line of credit will be renewed at that time on substantially the same terms, although there can be no assurance in this regard. No amounts were outstanding on this line of credit at December 31, 2000 and 1999.

    The following table sets forth certain information regarding Sterling's short-term borrowings as of and for the periods indicated.

	Years Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements	$79,668	$52,060	$336,734
Short-term advances	183,918	158,900	373,738
Average amount outstanding during the period:
Short-term reverse repurchase agreements	36,427	43,574	123,659
Short-term advances	99,733	113,256	203,652
Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements	6.09%	5.14%	5.56%
Short-term advances	5.77%	5.99%	6.03%
Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements	5.92%	5.07%	5.58%
Short-term advances	5.85%	6.03%	5.91%

    The following table sets forth certain information concerning Sterling's outstanding borrowings.

	December 31,
	2000		1999		1998
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
FHLB Seattle advances:
Short-term	$84,184	11.2	$158,900	20.4	$95,000	15.6
Long-term	446,468	59.5	331,603	42.5	224,540	36.7
Securities sold subject to reverse repurchase agreements:
Short-term	6,776	0.9	33,715	4.3	49,274	8.1
Long-term	103,550	13.8	145,800	18.7	145,800	23.8
8.75% Subordinated Notes	0	0.0	0	0.0	17,240	2.8
Floating Rate Note	30,000	4.0	30,000	3.9	0	0.0
Advances under lines of credit	40,000	5.3	40,000	5.1	40,000	6.5
Trust Preferred Securities	40,000	5.3	40,000	5.1	40,000	6.5

Total borrowings	$750,978	100.0	$780,018	100.0	$611,854	100.0

Weighted average interest rate		6.65%		5.82%		5.71%

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

  Sterling Financial Corporation

    (1)
    Tri-Cities Mortgage Corporation was obtained as part of an acquisition in April 1988. Until June 30, 2000, the corporation's principal asset was a 99.5% partnership interest in Renton Plaza Investors (a partnership which owns a five-story office building in Renton, Washington). In June 2000, the entire interest was sold at a net gain of $82,500.

    (2)
    Sterling Capital Trust I was organized in May 1997 as a Delaware business trust. Sterling owns all the common equity of the Trust. The sole asset of the Trust is the Junior Subordinated Debentures issued by Sterling.

  Sterling Savings Bank

    (1)
    Fidelity Service Corporation was organized in 1983 to acquire and sell real and personal property in eastern Washington and Idaho. At December 31, 2000, the corporation's assets, which consisted principally of land and equipment, were transferred to Sterling Savings Bank.

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

    (5)
    Sterling Automobile Loan Securitization 2000-1, L.L.C. was established in December 2000 as a special purpose subsidiary to enable Sterling Savings Bank to sell approximately $93 million of motor vehicle retail installment contracts.

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

Personnel

    As of December 31, 2000, Sterling, including its subsidiaries, had 822 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes its relationship with its employees is excellent.

Regulation

    Introduction.  The following is not intended to be a complete discussion but is intended to be a summary of some of the most significant provisions of laws applicable to Sterling and its subsidiaries.

    Sterling is a savings and loan holding company and as such is subject to OTS regulations, examinations and reporting requirements. Sterling Savings Bank is chartered by the State of Washington and its deposits are insured by the FDIC. Sterling Savings Bank is subject to comprehensive regulation, examination and supervision by the OTS, the FDIC and the Washington Supervisor. Furthermore, certain transactions and savings deposits are subject to regulations and controls promulgated by the Federal Reserve Board (the "Fed").

    Savings and Loan Holding Company Regulation.  Sterling is registered as a savings and loan holding company under the Home Owners' Loan Act (the "HOLA"). The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the "QTL Test"). Sterling presently controls only one savings and loan association, Sterling Savings Bank, which at December 31, 2000 met the QTL Test.

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

    The Gramm-Leach-Bliley Act.  In November 1999, the Gramm-Leach-Bliley Act (the "GLBA") was enacted. The GLBA is also known as the Financial Services Modernization Act due to its sweeping overhaul of the financial services industry. Enactment of the GLBA allows banks, securities firms and insurance companies to affiliate. Now financial institutions can act as financial "supermarkets" offering customers "one stop shopping" for bank accounts, insurance policies and securities transactions.

    The GLBA, among other things, provides customers with greater financial privacy by requiring financial institutions to safeguard their nonpublic personal information. Financial institutions must advise customers of their policies regarding the sharing of nonpublic personal information with non-affiliated third parties and allow customers to "opt-out" of such sharing (subject to several exceptions related mainly to processing customer-initiated transactions and compliance with current law.) Final regulations were promulgated on June 1, 2000 with a mandatory compliance date of July 1, 2001. Sterling continues to review its policies and procedures and intends to implement the necessary policies and procedures by July 1, 2001.

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

    Under OTS regulations which implement the "prompt corrective action" system mandated by FDICIA, an institution is "well capitalized" if its total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) is 10% or more, its Tier 1 risked-based capital ratio (the ratio of core (Tier 1) capital to risk-weighted assets) is 6% or more, its core (Tier 1) capital ratio (the ratio of core (Tier 1) capital to total assets) is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 2000, Sterling Savings Bank met the standards for a "well capitalized" institution.

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

    Regulatory Capital Requirements.  Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings Bank. Such capital standards require that savings associations maintain (i) capital of not less than 1.5% of adjusted total assets, (ii) core (Tier 1) capital of not less than 4% of adjusted total assets and (iii) total risk-based capital of not less than 8% of risk-weighted assets. As of December 31, 2000, Sterling Savings Bank met all regulatory capital requirements. For additional information, see "Management's Discussion and Analysis—Liquidity and Sources of Funds" and "Management's Discussion and Analysis—Capital Resources."

    Core (Tier 1) Capital.  Core (Tier 1) capital consists of common shareholders' equity, including retained earnings; non-cumulative perpetual preferred stock; certain non-withdrawable and pledged deposits; and minority interests in equity accounts of fully consolidated subsidiaries. In calculating core (Tier 1) capital, certain items must be deducted. These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged as of April 1989 in activities which were permissible for national banks. With respect to purchased mortgage servicing rights, the amount that qualifies to be included in core (Tier 1) capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost or (c) the current amortized book value. See "Subsidiaries."

    Risk-Based Capital.  The total risk-based capital requirement is an amount equal to 8% of risk-adjusted assets. A risk weight is assigned to both the on-balance sheet assets and off-balance sheet commitments of a savings association. Risk weights range from zero to 100% depending on the type of asset.

    Both core (Tier 1) capital and supplementary (Tier 2) capital may be used to meet the total risk-based capital requirement, although Tier 2 capital is limited to 100% of Tier 1 capital. For purposes of the total risk-based capital requirement, Tier 2 capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual or mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock, commitment notes and certain grandfathered mandatory redeemable preferred stock (although the amount included declines as the instrument approaches maturity), and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The total risk-based capital requirement was equal to 8% of risk-weighted assets at December 31, 2000.

    The following tables set forth Sterling Savings Bank's core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at December 31, 2000 and 1999. See "Management's Discussion and Analysis—Capital Resources."

	December 31,
	2000		1999
	Core (Tier 1) Capital
	Dollars	Ratio(1)	Dollars	Ratio(1)
	(Dollars in thousands)

Total shareholders' equity	$231,621	8.89%	$211,184	8.47%
Adjustment:
Unrealized losses (gains) on securities	3,558	0.14	13,553	0.54
Less:
Intangibles	(49,998)	(1.92)	(55,488)	(2.23)
Excess qualifying purchased mortgage loan servicing	(0)	(0.00)	(7)	(0.00)
Investment in non-includable subsidiaries	(352)	(0.01)	(353)	(0.01)

Total core (Tier 1) capital	184,829	7.10	168,889	6.77
Core (Tier 1) capital requirement	104,199	4.00	99,738	4.00

Core (Tier 1) capital excess	$80,630	3.10%	$69,151	2.77%

	Core (Tier 1) Risk-based Capital
	Dollars	Ratio(1)	Dollars	Ratio(1)
	(Dollars in thousands)

Total core (Tier 1) capital	$184,829	9.71%	$168,889	9.50%
Core (Tier 1) risk-based capital requirement	76,141	4.00	71,099	4.00

Core (Tier 1) risk-based capital excess	$108,688	5.71%	$97,790	5.50%

	Total Risk-based Capital
	Dollars	Ratio(1)	Dollars	Ratio(1)
	(Dollars in thousands)

Total core (Tier 1) capital	$184,829	9.71%	$168,889	9.50%
General valuation allowances	15,937	0.84	15,329	0.86
Low-level recourse deduction	(5,712)	(0.30)	0	0.00

Total risk-based capital	195,054	10.25	184,218	10.36
Risk-based capital requirement	152,281	8.00	142,199	8.00

Risk-based capital excess	$42,773	2.25%	$42,019	2.36%

(1)
Ratio of core (Tier 1) capital to adjusted total assets for the core (Tier 1) capital ratio and ratio of core (Tier 1) and total risk-based capital to risk-weighted assets for core (Tier 1) risk-based and total risk-based capital.

    The OTS has adopted a regulation that adds an IRR component to the risk-based capital requirement for savings institutions like Sterling Savings Bank. The OTS may waive or defer inclusion of the IRR component on a case-by-case basis. Under the rule, institutions meeting or exceeding a base level of interest rate exposure must deduct an IRR component from the total capital available to meet their risk-based capital requirement. That deduction is equal to one-half of the difference between the institution's actual measured exposure and the base level of exposure. The institution's actual measured IRR is expressed as the change that occurs in its net present value ("NPV") as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV)

divided by the estimated economic value of its assets. The base level of IRR, which would require inclusion of a capital component, is defined as a decline in NPV which exceeds 2.0% of an institution's assets expressed in terms of economic value. Using a computer model, the OTS will calculate changes in each institution's NPV based on financial data the institution submits on its Thrift Financial Report. The OTS then will advise each institution of its required IRR deduction. The OTS, using December 31, 2000 financial information, has calculated that no IRR component deduction is required to be added to Sterling Savings Bank's risk-based capital.

    Savings associations that fail to meet the core (Tier 1) or risk-based capital requirements are subject to a number of sanctions or restrictions. Under FIRREA, the OTS must prohibit any asset growth, except that the OTS may permit growth in an amount not in excess of net interest credited to the savings association's deposit liabilities, if (i) the savings association obtains the prior approval of the OTS; (ii) any increase in assets is accompanied by an increase in core (Tier 1) capital in an amount not less than 3.0% of the increase in assets; (iii) any increase in assets is accompanied by an increase in capital not less in percentage amount than required under the risk-based capital standards then applicable; (iv) any increase in assets is invested in low-risk assets and (v) the savings association's ratio of core (Tier 1) capital to total assets is not less than the ratio existing on January 1, 1991.

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

    Any savings association which does not meet its regulatory capital requirements may not accept, without a written waiver from the OTS, brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5.0% of the association's total deposits. In addition, the FDIC prohibits, with certain exceptions, an "insolvent institution" from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution which does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution. Sterling had no brokered deposits at December 31, 2000 or 1999.

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

    The Financing Corporation ("FICO"), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation. Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019. The FICO has assessment authority separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The FICO assessment rate, currently $0.02 per $100 of deposits, is adjusted quarterly.

    The FDIC is empowered to initiate a termination of insurance proceeding in cases where the FDIC determines that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated an applicable law, regulation, order or condition imposed by the FDIC. The FDIC may deem failure to comply with applicable regulatory capital requirements an unsafe and unsound practice. If the FDIC terminates a savings association's deposit insurance, funds then on deposit continue to be insured for at least six months and up to two years after notice of such termination is provided to the account holders. Furthermore, if the FDIC initiates an insurance termination proceeding against a savings association that has no core (Tier 1) capital, the FDIC may issue a temporary order immediately suspending deposit insurance on all deposits received by such savings association.

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

    Liquidity.  All savings associations, including Sterling Savings Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4.0%. In addition to meeting the required liquid asset ratio, savings associations, including Sterling Savings Bank, must maintain sufficient liquidity to ensure safe and sound operations. Sterling Savings Bank's liquidity ratios at December 31, 2000 and 1999 were 7.7% and 9.1%, respectively.

    Loans-to-One-Borrower.  Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event). OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. In addition, institutions which meet applicable capital requirements may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 30% of the institution's unimpaired capital and unimpaired surplus, subject to certain conditions. At December 31, 2000, Sterling's loans-to-one-borrower limit was $27.7 million, which management believes is adequate to allow for loan originations.

    Qualified Thrift Lender.  Under the QTL Test, as revised by FDICIA, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in "qualified thrift investments" on a monthly average basis in nine out of every twelve months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing. At December 31, 2000, Sterling's qualified thrift investments were 68.0% of portfolio assets. An institution's failure to remain a qualified thrift lender ("QTL") may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions; (3) loss of borrowing privileges at the FHLB Seattle and (4) limitations on the payment of dividends.

    Restriction on Business Banking Loans.  According to the OTS, Sterling is permitted to hold no more than 20% of its assets in certain business banking loans as defined in the Thrift Financial Report. At December 31, 2000, Sterling had $435.7 million of such loans, or approximately 16% of total assets.

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

    Restrictions on Activities of State-Chartered Associations.  FIRREA prohibits a state-chartered savings association from engaging in any type of activity or any activity in an amount that is not permissible for a federal savings association unless (i) the FDIC has determined that such activity poses no threat to the insurance fund and (ii) the savings association continues to be in compliance with applicable capital requirements. If the FDIC determines that the amount of such activity does not pose a significant threat to the insurance fund, an association which is in compliance with applicable capital requirements may engage in activities in an amount greater than that permissible for a federal savings association. FIRREA also prohibits a state-chartered savings association from acquiring or retaining any equity investment (other than shares in certain service corporations) of a type or in an amount not permissible for a federal savings association. A savings association must divest any such equity investment as quickly as can be prudently done. Pursuant to applicable equity investment rules, Sterling has excluded its investment in assets totaling $352,000 from its calculation of risk-based capital as of December 31, 2000. Sterling is actively marketing these properties. See "Subsidiaries."

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

Item 2.  Properties

    Sterling Savings Bank owns 44 branches and leases 14 branches in Washington, owns 5 branches in Oregon, owns 9 branches and leases 2 branches in Idaho and owns 3 branches in Montana. Action

Mortgage leases 3 residential loan production branches (one in Washington, one in Oregon and one in Idaho). INTERVEST leases one office in Washington and leases one office in Oregon. These branches and offices range in size from 500 to 105,000 square feet and have a total net book value, including leasehold improvements and furniture and fixtures, of $50.2 million at December 31, 2000. Leases on these properties expire between June 30, 2001 and December 31, 2014. Sterling believes it will be able to renew the leases or obtain comparable properties.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item 5.  Market for the Registrant's Stock and Related Shareholder Matters

    Sterling has outstanding one class of Common Stock. As of February 28, 2001, there were 8,922,021 shares of Common Stock outstanding. As of February 28, 2001, the Common Stock was owned by 781 shareholders of record. The Common Stock is quoted on the Nasdaq National Market tier of the Nasdaq stock market under the symbol "STSA." For information concerning the payment of dividends, see "Business—Regulation—Regulatory Capital Requirements," "Management's Discussion and Analysis—Liquidity and Sources of Funds" and Note 25 of "Notes to Consolidated Financial Statements."

    The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated.

	High	Low
Year ended December 31, 2000:
Fourth quarter	$13.00	$9.77
Third quarter	11.25	9.44
Second quarter	12.05	8.59
First quarter	11.36	8.69
Year ended December 31, 1999:
Fourth quarter	$12.16	$10.00
Third quarter	14.89	11.82
Second quarter	15.35	12.05
First quarter	15.91	13.64

Item 6.  Selected Financial Data(1)

					Six Months Ended December 31,
	Years Ended December 31,
							Fiscal Year Ended June 30, 1996
	2000	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share amounts)

Interest income	$205,477	$177,374	$155,763	$135,885	$59,916	$59,874	$117,799
Interest expense	(125,544)	(102,004)	(96,558)	(88,077)	(38,626)	(41,785)	(80,172)

Net interest income	79,933	75,370	59,205	47,808	21,290	18,089	37,627
Provision for loan losses	(4,600)	(3,900)	(5,325)	(2,482)	(1,121)	(822)	(1,643)

Net interest income after provision for loan losses	75,333	71,470	53,880	45,326	20,169	17,267	35,984
Other income	14,321	13,297	12,313	9,474	4,775	5,062	9,533
Merger, acquisition and conversion costs	0	0	(5,464)	0	0	0	0
Amortization of intangibles	(5,490)	(5,692)	(3,971)	(2,242)	(1,590)	(1,669)	(3,332)
Goodwill litigation	(1,074)	(272)	0	0	0	0	0
Other operating expenses	(61,404)	(58,514)	(46,856)	(36,187)	(24,217)	(14,562)	(29,777)

Income (loss) before income taxes	21,686	20,289	9,902	16,371	(863)	6,098	12,408
Income tax provision	(8,033)	(7,470)	(3,679)	(6,152)	(162)	(2,252)	(4,667)

Net income (loss)	13,653	12,819	6,223	10,219	(1,025)	3,846	7,741
Preferred stock dividends declared	0	0	0	(940)	(942)	(942)	(1,885)

Net income (loss) applicable to common shares	$13,653	$12,819	$6,223	$9,279	$(1,967)	$2,904	$5,856

Income (loss) per common share:
Basic(1)	$1.53	$1.44	$0.70	$1.27	$(0.30)	$0.45	$0.91
Diluted(1)	$1.52	$1.43	$0.69	$1.14	$(0.30)	$0.44	$0.88
Weighted average common shares outstanding:
Basic(1)	8,908,833	8,891,329	8,830,291	7,298,059	6,550,926	6,413,884	6,424,395
Diluted(1)	8,953,446	8,961,722	9,038,774	8,987,743	8,882,060	8,771,683	8,800,499
Ratios:
Return on average assets	0.52%	0.52%	0.30%	0.58%	(0.13)%	0.48%	0.49%
Return on average common shareholders' equity	11.0	10.7	5.4	11.1	(5.7)	8.0	8.1
Shareholders' equity to total assets at end of period	5.3	4.6	5.1	5.7	6.0	6.3	6.0
Book value per common share at end of period(1)	$15.86	$13.22	$13.43	$12.54	$10.71	$11.31	$10.36
Net interest margin	3.25%	3.35%	3.05%	2.84%	2.83%	2.35%	2.51%
Nonperforming assets to total assets at end of period	0.56	0.65	0.40	0.71	0.41	0.55	0.55
Operating Cash Performance Ratios:(2)
Operating cash earnings	$17,112	$16,415	$13,929	$11,618	$4,371	$4,899	$9,820
Operating cash earnings per common share—diluted(1)	$1.91	$1.83	$1.54	$1.29	$0.49	$0.56	$1.12
Operating cash return on average common shareholders' equity	13.8%	13.7%	12.1%	12.7%	9.9%	10.8%	10.9%
Operating cash return on average assets	0.65	0.67	0.66	0.66	0.55	0.61	0.62
Operating efficiency	66.3	66.3	65.0	63.2	69.3	62.9	63.1
	December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands, except per share amounts)

Financial Position Data:
Total assets	$2,662,779	$2,546,925	$2,314,587	$1,938,353	$1,594,430
Loans receivable	1,965,927	1,787,771	1,468,534	1,105,739	970,196
Mortgage-backed securities	314,434	343,310	405,725	477,513	379,965
Investments	171,748	162,420	180,680	213,426	118,005
Deposits	1,724,219	1,617,368	1,545,425	1,084,445	952,379
FHLB Seattle advances	530,652	490,503	319,540	460,085	259,626
Other borrowings	110,000	110,000	97,240	72,240	32,240
Shareholders' equity	141,338	117,639	119,017	110,617	96,269
Statistical Data:
Number of:
Employees (full-time equivalents)	822	817	746	525	512
Offices:
Full service	77	77	77	44	44
Residential loan production	8	8	10	8	10
Real estate loans	6,254	6,472	6,877	8,338	10,233
Deposit accounts	156,717	156,197	156,362	88,969	89,350

(1)
All prior period per common share and weighted average common share amounts have been restated to reflect the 10% common stock dividend distributed on November 27, 2000.

Sterling
changed its fiscal year end from June 30 to December 31, effective December 31, 1996. The selected financial data (except the ratios and statistical data) of Sterling for each of the periods has been derived from Sterling's consolidated financial statements. Such consolidated financial statements for the years ended December 31, 2000, 1999, 1998 and 1997, the six months ended December 31, 1996 and the fiscal year ended June 30, 1996 have been audited by PricewaterhouseCoopers LLP. The selected financial data as of and for all other periods presented are derived from unaudited financial statements and reflect the adjustments, all of which are of a normal and recurring nature, which in the opinion of management are considered necessary for a fair presentation of the financial position and results of operations for such periods.

(2)
Amounts and ratios exclude intangible amortization and other non-recurring items, including acquisition-related costs and adjustments and one-time SAIF assessments, net of related income taxes. Intangible amortization, net of income tax effect, was $3,459, $3,596, $2,512, $1,399, $1,011, $1,043 and $2,079 for the years ended December 31, 2000, 1999, 1998 and 1997, the six months ended December 31, 1996 and 1995, and for the fiscal year ended June 30, 1996, respectively. Acquisition-related costs and other adjustments, net of income tax effect, were $5.2 million for the year ended December 31, 1998. One-time SAIF assessments, net of income tax effect, were $4,385 for the six months ended December 31, 1996.

For
the operating efficiency ratios, intangible amortization excluded from operating expenses was $5,490, $5,692, $3,971, $2,242, $1,590, $1,669 and $3,332 for the years ended December 31, 2000, 1999, 1998 and 1997, and six months ended December 31, 1996 and 1995, and for the fiscal year ended June 30, 1996, respectively. Acquisition-related costs excluded from operating expenses were $5,464 for the year ended December 31, 1998. One-time SAIF assessments, excluded from operating expenses were $6,145 for the six months ended December 31, 1996. Acquisition-related adjustments included in other income were $581,000 for the year ended December 31, 1998.

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

    Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. With $2.66 billion in total assets at December 31, 2000, Sterling attracts FDIC-insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

    Sterling is also rapidly developing new channels to better service its customers. During 2000, Sterling launched its Internet Banking Web site at www.sterlingsavingsbank.net. Further, Sterling introduced business cash management, international banking and leasing services. With the implementation of in-house check processing, Sterling offers account imaging and better account analysis and now has the capability to offer lockbox services to its customers. Newer technology advancements will also enable Sterling to implement cost efficiency measures in the future, although there is no assurance that such benefits will be realized.

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

Net Interest Income

    The most significant component of earnings for a financial institution typically is net interest income ("NII"), which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings. Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the years ended December 31, 2000, 1999 and 1998, the increases in NII were primarily due to increases in loan volumes.

    The following table sets forth, for the periods indicated, information with regard to the average balances of interest-earning assets and interest-bearing liabilities, average noninterest-earning assets and noninterest-bearing liabilities and average shareholders' equity, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, NII, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities.

	Years Ended December 31,
	2000			1999			1998
	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)
	(Dollars in thousands)
Loans	$1,953,951	$173,121	8.86%	$1,716,279	$143,800	8.38%	$1,282,668	$113,813	8.87%
Mortgage-backed securities	336,085	21,630	6.44	364,266	22,828	6.27	428,220	26,938	6.29
Investment and cash equivalents	168,002	10,726	6.38	171,565	10,746	6.26	233,264	15,012	6.44

Total interest-earning assets	$2,458,038	$205,477	8.36%	$2,252,110	$177,374	7.88%	$1,944,152	$155,763	8.01%
Noninterest-earning assets	174,869			193,922			150,688

Total assets	$2,632,907			$2,446,032			$2,094,840

Interest-bearing liabilities:
Certificates of deposit	$968,109	$57,525	5.94%	$866,461	$44,507	5.14%	$791,311	$43,188	5.46%
Regular savings accounts and money market accounts	392,456	14,875	3.79	428,710	14,493	3.38	351,759	12,745	3.62
Interest-bearing demand accounts	193,026	1,673	0.87	187,207	1,921	1.03	145,335	1,662	1.14

Total interest-bearing deposits	1,553,591	74,073	4.77	1,482,378	60,921	4.10	1,288,405	57,595	4.47
FHLB Seattle advances	520,791	31,792	6.10	404,301	22,141	5.48	345,898	21,348	6.17
All other borrowings	174,396	9,396	5.39	191,419	9,714	5.07	187,395	10,333	5.51
Trust Preferred Securities	40,000	3,860	9.65	40,000	3,860	9.65	40,000	3,800	9.50
8.75% Subordinated Notes	0	0	0.00	8,572	927	10.81	17,240	1,509	8.75
Floating Rate Notes	30,000	2,870	9.57	17,823	1,485	8.33	0	0	0.00
Advances under line of credit	40,019	3,553	8.88	38,591	2,956	7.66	21,667	1,973	9.11

Total interest-bearing liabilities	2,358,797	$125,544	5.32%	2,183,084	$102,004	4.67%	1,900,605	$96,558	5.08%

Noninterest-bearing deposits	114,315			111,071			72,828
Other noninterest-bearing liabilities	35,623			31,881			6,559

Total liabilities	2,508,735			2,326,036			1,979,992
Shareholders' equity	124,172			119,996			114,848

Total liabilities and shareholder's equity	$2,632,907			$2,446,032			$2,094,840

Net interest spread		$79,933	3.04%		$75,370	3.21%		$59,205	2.93%

Net interest margin			3.25%			3.35%			3.05%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.2%			103.1%			102.3%

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

	December 31, 2000 vs. December 31, 1999 Increase (Decrease) Due to:				December 31, 1999 vs. December 31, 1998 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income on:
Loans	$19,914	$8,263	$1,144	$29,321	$38,475	$(6,343)	$(2,145)	$29,987
Mortgage-backed securities	(223)	207	(4)	(20)	(4,023)	(102)	15	(4,110)
Investments and cash equivalents	(1,766)	616	(48)	(1,198)	(3,971)	(401)	106	(4,266)

Total interest income	17,925	9,086	1,092	28,103	30,481	(6,846)	(2,024)	21,611

Interest-bearing deposits:
Certificates of deposit	5,221	6,978	819	13,018	4,102	(2,541)	(242)	1,319
Regular savings accounts and money market accounts	(1,226)	1,756	(148)	382	2,788	(853)	(187)	1,748
Interest-bearing demand accounts	39	(281)	(6)	(248)	502	(186)	(57)	259

Total interest-bearing deposits	4,034	8,453	665	13,152	7,392	(3,580)	(486)	3,326
FHLB Seattle advances	6,379	2,540	732	9,651	3,604	(2,405)	(406)	793
All other borrowings	(864)	599	(53)	(318)	222	(823)	(18)	(619)
Trust Preferred Securities	0	0	0	0	0	60	0	60
8.75% Subordinated Notes	(927)	0	0	(927)	(759)	355	(178)	(582)
Floating Rate Notes	1,015	220	150	1,385	0	0	1,485	1,485
Advances under line of credit	109	470	18	597	1,541	(313)	(245)	983

Total interest expense	9,746	12,282	1,512	23,540	12,000	(6,706)	152	5,446

Net interest income	$8,179	$(3,196)	$(420)	$4,563	$18,481	$(140)	$(2,176)	$16,165

Asset and Liability Management

    The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the NPV, or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling's ARMs are indexed to the one-year or five-year U.S. Treasury index or fixed-rate LIBOR Swaps. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates. See "Business—Lending Activities."

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

	At December 31, 2000			At December 31, 1999
Change in Interest Rate in Basis Points (Rate Shock)	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV
(Dollars in thousands)
+300	$50,550	1.94%	(60.4)	$2,712	0.12%	(97.2)
+200	80,812	3.11	(36.7)	36,369	1.51	(62.5)
+100	104,108	4.00	(18.4)	63,177	2.57	(34.8)
Static	127,609	4.90	N/A	96,899	3.86	N/A
-100	130,460	5.01	2.2	112,812	4.43	16.4
-200	112,735	4.33	(11.7)	103,314	4.03	6.6
-300	73,483	2.82	(42.4)	73,835	2.89	(23.8)

    At December 31, 2000, Sterling calculated that its NPV was $127.6 million and that its NPV would decrease by 36.7% and 60.4% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $96.9 million at December 31, 1999, where its NPV would decrease by 62.5% and 97.2% if interest rate levels generally were to increase by 2% and 3%, respectively. The increase in NPV at December 31, 2000 from December 31, 1999 was primarily due to the decrease in long-term interest rates.

    Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap position to be a negative 10.0% and a negative 12.3% at December 31, 2000 and 1999, respectively. Sterling calculated its three-year gap position to be a negative 10.0% and a negative 20.8% at December 31, 2000 and 1999, respectively. The decrease in the negative readings at the three-year gap position was primarily due to new and existing loans being funded with longer-term deposits and borrowings. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At December 31, 2000, Sterling's gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII. See "Results of Operations—Net Interest Income" and "Capital Resources."

    The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling's interest-earning assets and interest-bearing liabilities at December 31, 2000. Other than loans which are in the available-for-sale portfolio, all of the financial instruments of Sterling are intended to be held to maturity. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling's historical experience, estimates from secondary market sources such as FHLMC and estimated passbook deposit decay rates (the rate of withdrawals or transfers to higher-yielding CDs). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard. The classification of mortgage loans, investments and MBS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information reported in accordance with GAAP and contained elsewhere in this Report on Form 10-K.

	Maturity or Repricing
	0 to 3 Months	Over 3 Months to 1 Year	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, investments and MBS:
ARM and balloon mortgage loans	$495,373	$166,768	$130,643	$27,240	$6,551	$826,575
Fixed-rate mortgage loans	29,240	80,194	167,918	127,549	381,075	785,976
Loans held for sale	1,489	0	0	0	0	1,489

Total mortgage loans, investments and MBS	526,102	246,962	298,561	154,789	387,626	1,614,040
Nonmortgage loans:
Consumer	66,313	52,894	75,366	33,942	24,276	252,791
Commercial	205,535	73,828	81,782	52,448	18,166	431,759

Total loans, investments and MBS	797,950	373,684	455,709	241,179	430,068	2,298,590
Cash, investments and MBS	78,235	19,165	59,662	8,619	11,721	177,402

Total rate-sensitive assets	876,185	392,849	515,371	249,798	441,789	2,475,992
Cash on hand and in banks	0	0	0	0	59,044	59,044
Other noninterest-earning assets	0	0	0	0	127,743	127,743

Total assets	$876,185	$392,849	$515,371	$249,798	$628,576	$2,662,779

Interest-bearing liabilities:
Deposits:
Certificates of deposit	$342,105	$506,167	$136,721	$16,922	$13,318	$1,015,233
Checking accounts	6,829	20,486	54,630	54,630	189,995	326,570
Money market accounts	307,001	0	0	0	0	307,001
Passbook accounts	3,017	9,050	24,133	24,133	15,082	75,415

Total deposits	658,952	535,703	215,484	95,685	218,395	1,724,219
FHLB Seattle advances	34,184	180,000	245,659	65,615	5,194	530,652
Repurchase agreements	6,776	50,000	53,550	0	0	110,326
Other borrowings	70,000	0	0	0	40,000	110,000

Total interest-bearing liabilities	$769,912	$765,703	$514,693	$161,300	263,589	2,475,197

Other noninterest-bearing liabilities					46,244	46,244
Shareholders' equity					141,338	141,338

Total liabilities and shareholders' equity					451,171	2,662,779

Net gap	$106,273	$(372,854)	$678	$88,498	$177,405	$0

Cumulative gap	$106,273	$(266,581)	$(265,903)	$(177,405)	$0	$0

Cumulative gap to total assets	3.99%	(10.01)%	(9.99)%	(6.66)%	0.00%	0.00%

Financial Position

    Assets.  At December 31, 2000, Sterling's assets were $2.66 billion, up 4.6% from $2.55 billion at December 31, 1999. The increase was primarily due to growth in net loans receivable.

    Investments and MBS.  Sterling's investment and MBS portfolio at December 31, 2000 was $486.2 million, down $19.5 million from the December 31, 1999 balance of $505.7 million. The decrease was primarily due to principal repayments of MBS.

    Loans Receivable.  At December 31, 2000, net loans receivable were $1.97 billion, up $178.2 million from $1.79 billion at December 31, 1999. The increase was primarily due to growth in construction and business banking loans. See "Business—Lending—Loan Portfolio Analysis."

    Deposits.  Total deposits increased $106.9 million to $1.72 billion at December 31, 2000 from $1.62 billion at December 31, 1999. The increase in the average cost of total deposits noted in the table below was primarily due to the increase in the rates paid on certificates of deposit. The following table sets forth the composition of Sterling's deposits at the dates indicated.

	December 31,
	2000		1999
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit	$1,015,233	58.9	$916,692	56.7
Savings and money market	382,416	22.2	410,659	25.4
NOW checking	203,130	11.8	186,012	11.5
Noninterest checking	123,440	7.1	104,005	6.4

Total deposits	$1,724,219	100.0	$1,617,368	100.0

Weighted average cost of deposits at end of period	4.66%		4.04%

    Borrowings.  Sterling's primary sources of borrowing are the FHLB Seattle advances, securities sold under agreements to repurchase and other borrowings. At December 31, 2000, total borrowings were $751.0 million, compared with $780.0 million at December 31, 1999, a decrease of $29.0 million. The decrease reflects the payoff of certain reverse repurchase agreements at year-end. See "Liquidity and Sources of Funds."

Results of Operations for the Years Ended December 31, 2000 and 1999

    Overview.  Sterling recorded net income of $13.7 million, or $1.52 per diluted share, for the year ended December 31, 2000, compared with net income of $12.8 million, or $1.43 per diluted share, for the year ended December 31, 1999. The increase in net income reflected higher net interest income and other income.

    In addition:

  •
  Sterling securitized and sold $91.9 million of automobile receivables resulting in a gain of $149,000 during the fourth quarter. This transaction marked Sterling's first securitization.

  •
  Sterling increased fee and service charge income by 16.5% for the year over the prior year.

  •
  Sterling launched Internet Banking with its Web site located at www.sterlingsavingsbank.net.

  •
  Sterling introduced business cash management and international banking services.

  •
  For the third year in a row, loan originations were over $1.0 billion.

  •
  Asset quality measures remained consistent with historical levels, reflecting portfolio quality performance.

  •
  With continued strong operating fundamentals, Sterling's Board of Directors declared a 10% stock dividend, payable on November 27, 2000 to shareholders of record on November 6, 2000.

  •
  Book value increased substantially to $15.86 per share primarily due to retention of earnings and improvement in the market value of investments.

    On an operating cash basis, earnings were $17.1 million, or $1.91 per diluted share, for the year ended December 31, 2000, compared with $16.4 million, or $1.83 per diluted share for 1999. On an operating cash flow basis, return on average equity for the year ended December 31, 2000 increased to 13.8%, compared with 13.7% for the same period in 1999. Operating cash flow refers to net income excluding intangible amortization net of related income tax.

    The annualized return on average assets was .52% for the years ended December 31, 2000 and 1999. The annualized return on average equity was 11.0% and 10.7% for the years ended December 31, 2000 and 1999, respectively.

    Net Interest Income.  Net interest income for the years ended December 31, 2000 and 1999 was $79.9 million and $75.4 million, respectively. The 6.1% increase in NII was primarily due to an increase in the average volume of loans and a change in the mix of loans and investments. During the year ended December 31, 2000, average loans increased by $237.7 million, an increase of 13.8% over 1999. The volume factor, attributable primarily to an increase in loans and investments, resulted in an increase in NII of approximately $8.2 million, which was offset by a $3.5 million reduction in the rate factor, attributable primarily to an increase in cost of funds.

    During the same periods, the net interest margins were 3.25% and 3.35%, respectively. Net interest spreads were 3.04% and 3.21%, respectively. Net interest margin and net interest spread decreased primarily due to higher costs for all wholesale funding sources, which increased by more than the yield on interest-earning assets, primarily the yield on loans.

    Provision for Losses on Loans.  Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

    Sterling recorded provisions for losses on loans of $4.6 million and $3.9 million for the years ended December 31, 2000 and 1999, respectively. The level of loan charge-offs to average loans increased modestly to 0.18% for the year ended December 31, 2000 compared to 0.17% in both 1999 and 1998, respectively. At December 31, 2000, Sterling's loan delinquency rate (60 days or more) as a percentage of total loans was 0.51%, compared with 0.52% at December 31, 1999. Total nonperforming loans were $8.4 million, or 0.42% of total loans at December 31, 2000, compared with $9.3 million, or 0.52% of total loans at December 31, 1999. Management believes that Sterling's asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans. Management further anticipates it may need to continue to maintain and enhance its overall allowance position proportionate with growth and diversification in the loan portfolio.

    Management believes the provisions for losses on loans for the years ended December 31, 2000 and 1999 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

    Other Income.  The following table summarizes the components of other income for the periods indicated.

	Years Ended December 31,
	2000	1999
	(Dollars in thousands)
Fees and service charges	$12,489	$10,720
Mortgage banking operations	787	1,082
Loan servicing fees	895	798
Net gains on sales of securities	1	593
Real estate owned operations and other	149	104

Total other income	$14,321	$13,297

    Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increase for the year ended December 31, 2000, compared with the year ended December 31, 1999, were primarily due to the implementation of new service charges on transaction accounts, improved efficiencies in assessing overdraft charges and higher commissions on sales of mutual funds and annuity products. During the years ended December 31, 2000 and 1999, sales of mutual funds and annuity products were $37.3 million and $28.7 million, respectively.

    The following table summarizes loan originations and sales of loans for the periods indicated.

	Years Ended December 31,
	2000	1999
	(Dollars in thousands)
Originations of one- to four-family permanent mortgage loans	$95.5	$172.1
Sales of residential loans	43.6	72.7
Sales of commercial real estate loans	21.4	43.0
Principal balances of mortgage loans serviced for others	203.7	205.5

    The decrease in income from mortgage banking operations for the year ended December 31, 2000 compared to the same period in 1999, were primarily due to a lower volume of commercial real estate and residential loan sales.

    Real estate owned operations and other for the year ended December 31, 2000 were $149,000, compared with $104,000 for the year ended December 31, 1999. Real estate owned operations and other for the year ended December 31, 2000 included a $149,000 gain on the sale of certain automobile loans and $0 net gain from real estate owned operations.

    During the year ended December 31, 2000, Sterling sold approximately $2.1 million of investments, resulting in net gains of $1,000. During the year ended December 31, 1999, Sterling sold approximately $29.1 million of investments and MBS, resulting in net gains of $593,000.

    Operating Expenses.  Operating expenses were $68.0 million and $64.5 million for the years ended December 31, 2000 and 1999, respectively. This represents an increase of 5.4%. The higher level of operating expenses was primarily a result of higher compensation costs, increased goodwill litigation expenses and the full implementation of the item processing operations.

    Employee compensation and benefits were $31.8 million and $29.1 million for the years ended December 31, 2000 and 1999, respectively. The increase reflected higher costs for personnel, lower loan origination cost deferrals, increased employee benefit costs, and additional staff for the implementation of fee-based business service operations. At December 31, 2000, full-time-equivalent employees were 822, compared with 817 at December 31, 1999.

    Goodwill litigation expenses were $1.1 million and $272,000 for the years ended December 31, 2000 and 1999, respectively. The increase reflected increased activity related to the discovery phase of Sterling's goodwill litigation. Because of the increased level of effort required to bring the case to conclusion, Sterling will likely see an increase in these costs over the next few years.

    Occupancy and equipment expenses were $10.4 million and $10.1 million for the years ended December 31, 2000 and 1999, respectively. The increase reflected costs associated with the item processing centers and higher maintenance costs.

    During the years ended December 31, 2000 and 1999, data processing expenses were $5.5 million and $5.2 million, respectively. The increase was primarily attributable to costs associated with the item processing centers, internal data processing upgrades and increased computer maintenance.

    Other expenses were $3.0 and $3.4 million for the years ended December 31, 2000 and 1999, respectively. The decrease in other expenses was primarily due to cost savings realized from in-house item processing.

    Insurance expenses were $711,000 and $986,000 for the years ended December 31, 2000 and December 31, 1999, respectively. The decrease was primarily due to lower FDIC assessments on deposits.

    Income Tax Provision.  Sterling recorded federal and state income tax provisions of $8.0 million and $7.5 million for the years ended December 31, 2000 and 1999, respectively. The effective tax rates during these periods approximated the applicable statutory federal and state income tax rates.

Results of Operations for the Years Ended December 31, 1999 and 1998

    Overview.  Sterling reported net income of $12.8 million, or $1.43 per diluted share, for the year ended December 31, 1999. Core earnings, which are defined as total earnings before acquisition and conversion costs, associated with two acquisitions and certain other charges (collectively, "non-core charges"), for the year ended December 31, 1998 were $11.4 million, or $1.26 per diluted share. After the non-core charges, Sterling recorded net income of $6.2 million, or $0.69 per diluted share for the year ended December 31, 1998. The increase in net income for the year ended December 31, 1999 reflected an increase in net interest income and other income.

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

    Sterling completed its merger with Big Sky Bancorp, Inc. ("Big Sky") on November 13, 1998. This transaction was accounted for as a pooling of interests; and accordingly, all historical amounts have been restated to include the results of Big Sky. The after-tax non-core charges associated with the Big

Sky acquisition were approximately $1.5 million. During the second quarter of 1998, Sterling completed the acquisition of 33 Northwest KeyBank branches. After-tax non-core charges associated with the KeyBank branch acquisition were approximately $2.0 million. See "Operating Expenses."

    The returns on average assets were .52% and .30% for the years ended December 31, 1999 and 1998, respectively. The returns on average common shareholders' equity were 10.7% and 5.4% for the years ended December 31, 1999 and 1998, respectively. These increases were primarily due to an increase in net income. The returns on average assets and average common shareholders' equity during 1998 were negatively impacted by the non-core charges.

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

    Other Income.  The following table summarizes the components of other income for the periods indicated:

	Years Ended December 31,
	1999	1998
	(Dollars in thousands)
Fees and service charges	$10,720	$7,858
Mortgage banking operations	1,082	1,848
Loan servicing fees	798	791
Net gain on sales of securities	593	2,038
Real estate owned operations	104	(222)

	$13,297	$12,313

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

    The following table summarizes loan originations and sales of loans for the periods indicated:

	Years Ended December 31,
	1999	1998
	(Dollars in thousands)
Originations of one- to four-family permanent mortgage loans	$172.1	$241.7
Sales of residential loans	72.7	110.2
Principal balances at end of period of mortgage loans serviced for others	205.5	211.0

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

Liquidity and Sources of Funds

    As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased to $1.72 billion at December 31, 2000, from $1.62 billion at December 31, 1999. Advances from the FHLB Seattle increased to $530.7 million at December 31, 2000 from $490.5 million at December 31, 1999. See "Business—Sources of Funds—Borrowings."

    Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to fund loans. Sterling had $110.3 million and $179.5 million in reverse repurchase agreements outstanding at December 31, 2000 and 1999, respectively. Sterling enters into short-term repurchase agreements with selected retail customers. The balances of such short-term repurchase agreements were $6.4 million and $6.2 million at December 31, 2000 and 1999, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "Asset and Liability Management" and Note 10 of "Notes to Consolidated Financial Statements."

    During the year ended December 31, 2000, cash provided by or used in investing activities consisted primarily of principal and interest payments on loans and MBS, maturities of investments and approximately $92.0 million of proceeds from the sale of automobile receivables. The levels of these payments increase or decrease depending on the size of the loan and MBS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the year ended December 31, 2000, net cash was used in investing activities primarily to fund loans.

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

    Sterling Savings Bank's credit line with the FHLB Seattle provides for borrowings up to 30% of its total assets. At December 31, 2000, this credit line represented a total borrowing capacity of $746.9 million, of which $216.2 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At December 31, 2000, Sterling Savings Bank had $110.3 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of $231.2 million. Sterling Savings Bank also had a secured line-of-credit agreement from KeyBank of $10.0 million as of December 31, 2000. At December 31, 2000, Sterling Savings Bank had no funds drawn on this line of credit.

    Sterling, on a parent company-only basis, had cash and other resources of approximately $4.3 million and a revolving line of credit from KeyBank of $5.0 million at December 31, 2000 with no funds drawn on this line of credit. At December 31, 2000, Sterling also had $40.0 million outstanding on a $50.0 million non-revolving variable-rate line of credit from KeyBank. The KeyBank lines of credit are secured by all of the stock of Sterling Savings Bank. See Note 11 of "Notes to the Consolidated Financial Statements."

    At December 31, 2000 and 1999, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $10.0 million during the year ended December 31, 2000. These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

    OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month. At December 31, 2000 and 1999, Sterling Savings Bank's liquidity ratio was 7.7% and 9.1%, respectively. The lower level of liquidity at December 31, 2000 was primarily due to a decrease in the average balance of cash and cash equivalents. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and MBS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs. See "Business—Regulation."

Capital Resources

    Sterling's total shareholders' equity was $141.3 million at December 31, 2000, compared with $117.6 million at December 31, 1999. At December 31, 2000 and 1999, shareholders' equity was 5.3% and 4.6% of total assets, respectively.

    On October 24, 2000, Sterling's Board of Directors declared a 10% common stock dividend that was distributed on November 27, 2000 to shareholders of record on November 6, 2000.

    At December 31, 2000, Sterling had an unrealized loss of $3.6 million, net of related income taxes, on investments and MBS classified as available for sale. At December 31, 1999, Sterling had an unrealized loss of $13.6 million, net of related income taxes. Since the start of the year, long-term interest rates have declined, decreasing the unrealized loss on investments and MBS. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income (loss) in shareholders' equity and may continue to do so in future periods. See "Business—Investments and Mortgage-Backed Securities."

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

    Sterling anticipates total capital expenditures of approximately $2.0 million for the year ended December 31, 2001. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital or the funding thereof are accurate.

    Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and the regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At December 31, 2000, Sterling Savings Bank exceeded all such regulatory capital requirements. See Note 16 of "Notes to Consolidated Financial Statements."

    In connection with Sterling Savings Bank's acquisition of three insolvent savings institutions between 1985 and 1988, the U.S. government agreed that Sterling could use $13.5 million of cash assistance and $38.0 million of "supervisory goodwill" associated with the acquisitions to help meet its regulatory capital and liquidity requirements. In 1989, Congress enacted FIRREA which provided, among other things, that savings institutions such as Sterling Savings Bank were no longer permitted to include supervisory goodwill in their regulatory capital. Consequently, Sterling Savings Bank was required to discontinue use of its supervisory goodwill in calculating its capital ratios, which resulted in Sterling Savings Bank's failing to comply with its minimum regulatory capital requirements from 1989 through 1991.

    In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters in a lawsuit entitled Sterling Savings Association and Sterling Financial Corporation v. The United States, No. 95 829 C (the "Goodwill Litigation"). In the Goodwill Litigation, Sterling seeks damages for, among other things, breach of contract and for deprivation of property without just compensation.

    In 1996 the United States Supreme Court ruled in three cases similar to the Goodwill Litigation that the U.S. Government was liable for having breached its acquisition contracts with certain savings associations. Sterling is encouraged by the Supreme Court's decision, however, the outcome of the Goodwill Litigation cannot be predicted with certainty.

    Sterling's Goodwill Litigation, which had been stayed for almost ten years, has completed the fact discovery phase and is scheduled to proceed with the expert witness discovery phase of this case. Although it is impossible to accurately predict when this effort will be concluded, management anticipates that the expert witness discovery stage will be completed in late 2001 or early 2002 and that, thereafter, Sterling's case will be scheduled for trial in the ensuing two or three years. Because of the increased level of effort required to bring the case to conclusion, Sterling likely will see an increase in legal expenses over the next few years.

New Accounting Standards

    In October 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." It revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, SFAS 140 also requires recognition and reclassification of collateral and certain additional disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Sterling has implemented the disclosure requirements of SFAS 140. Since SFAS 140 requirements are prospectively applied to future transactions, Sterling believes that the application of this statement will not have a material effect on the consolidated financial statements.

    In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, "Deferral of the Effective Date of FASB Statement 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000; however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. Sterling does not believe the effect of implementing SFAS 133 will be material to its consolidated financial statements.

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

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risk

    For a discussion of Sterling's market risk, see "Management's Discussion and Analysis—Asset and Liability Management."

Item 8.  Financial Statements and Supplementary Data

    The required information is contained on pages F-1 through F-46 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    During the year ended December 31, 2000, Sterling neither changed nor had any disagreements with its independent accountants on accounting and financial disclosures.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    The required information is contained under the captions "Board of Directors of Sterling Financial Corporation" and "Executive Officers" in Sterling's Proxy Statement dated March 23, 2001, for the annual meeting of Shareholders on April 24, 2001, and is incorporated herein by reference.

Item 11.  Executive Compensation

    The required information is contained under the captions "Personnel Committee Report on Executive Compensation" and "Executive Compensation" in Sterling's Proxy Statement dated March 23, 2001, for the annual meeting of Shareholders on April 24, 2001, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The required information is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sterling's Proxy Statement dated March 23, 2001, for the annual meeting of Shareholders on April 24, 2001, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The required information is contained under the caption "Interest of Directors, Officers and Others in Certain Transactions" in Sterling's Proxy Statement dated March 23, 2001, for the annual meeting of Shareholders on April 24, 2001, and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents which are filed as a part of this report:

  1.
  Financial Statements: The required financial statements are contained in pages F-1 through F-46 of this Form 10-K.

  2.
  Financial Statement Schedules: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

    3.
    Exhibits:

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling's Form S-4 dated November 7, 1994 and incorporated by reference herein.
3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.2 to Sterling's Form S-4 dated November 7, 1994 and incorporated by reference herein.
3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling's Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.
4.1	Reference is made to Exhibits 3.1 and 3.2.
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
10.3	Sterling Savings Bank 1992 Incentive Stock Option Plan. Filed as Exhibit 10.2 to Sterling's Form S-4 dated August 28, 1992 and incorporated by reference herein.
10.4
Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.5 to Sterling's Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.
10.5	Sterling Savings Bank Employment Savings and Incentive Plan and Trust dated September 21, 1990. Filed as Exhibit 10.4 to Sterling's Form S-4 dated August 28, 1992 and incorporated by reference herein.
10.6
Employment Agreement, dated July 1, 1999, between Sterling Financial Corporation and Harold B. Gilkey. Filed as Exhibit 10.7 to Sterling's Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.
10.7
Employment Agreement, dated July 1, 1999, between Sterling Financial Corporation and William W. Zuppe. Filed as Exhibit 10.8 to Sterling's Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.
10.8	Form of Employment Agreement for Executive Officers. Filed as Exhibit 10.9 to Sterling's Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.
10.9	Form of Employment Agreement for Executive Officers. Filed herewith.
12.1	Statement regarding Computation of Return on Average Common Shareholders' Equity. Filed herewith.

12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.
12.3	Statement regarding Computation of Operating Cash Performance Ratios. Filed herewith.
21.1	List of Subsidiaries of Sterling. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP. Filed herewith.
  (b)
  Reports on Form 8-K. Three reports on Form 8-K were filed during the period covered by this report. The reports were filed on October 25, July 28 and May 2, 2000, respectively.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION
February 27, 2001	By:	/s/ HAROLD B. GILKEY Harold B. Gilkey Chairman of the Board, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2001	By:	/s/ HAROLD B. GILKEY Harold B. Gilkey Chairman of the Board, Chief Executive Officer, Principal Executive Officer
February 27, 2001	By:	/s/ WILLIAM W. ZUPPE William W. Zuppe President, Chief Operating Officer, Director
February 27, 2001	By:	/s/ DANIEL G. BYRNE Daniel G. Byrne Senior Vice President, Assistant Secretary and Principal Financial Officer
February 27, 2001	By:	/s/ WILLIAM R. BASOM William R. Basom Vice President, Treasurer and Principal Accounting Officer
February 27, 2001	By:	/s/ NED M. BARNES Ned M. Barnes, Secretary, Director
February 27, 2001	By:	/s/ RODNEY W. BARNETT Rodney W. Barnett, Director
February 27, 2001	By:	/s/ THOMAS H. BOONE Thomas H. Boone, Director
February 27, 2001	By:	/s/ JAMES P. FUGATE James P. Fugate, Director
February 27, 2001	By:	/s/ ROBERT D. LARRABEE Robert D. Larrabee, Director
February 27, 2001	By:	/s/ ROBERT E. MEYERS Robert E. Meyers, Director
February 27, 2001	By:	/s/ DAVID O. WALLACE David O. Wallace, Director

Sterling Financial Corporation
Report on Audit of Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999 and 1998

Report of Independent Accountants

The Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sterling Financial Corporation and its subsidiaries ("Sterling") as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Sterling's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 8, 2001
Spokane, Washington

Sterling Financial Corporation

Consolidated Balance Sheets

December 31, 2000 and 1999

(Dollars in thousands)

	2000	1999
Assets:
Cash and cash equivalents:
Interest bearing	$3,466	$23,365
Non-interest bearing and vault	57,129	72,221
Restricted	1,915	1,018
Investments and mortgage-backed securities:
Available for sale	476,732	494,483
Held to maturity	9,450	11,247
Loans receivable, net	1,965,927	1,787,771
Loans held for sale	1,489	985
Accrued interest receivable	18,455	16,720
Real estate owned, net	6,407	7,299
Office properties and equipment, net	50,220	52,649
Other intangibles, net	49,998	55,488
Mortgage servicing rights, net	349	222
Prepaid expenses and other assets, net	21,242	23,457

Total assets	$2,662,779	$2,546,925

Liabilities:
Deposits	$1,724,219	$1,617,368
Advances from Federal Home Loan Bank of Seattle	530,652	490,503
Securities sold subject to repurchase agreements	110,326	179,515
Other borrowings	110,000	110,000
Cashiers checks issued and payable	17,529	11,967
Borrowers' reserves for taxes and insurance	1,649	1,369
Accrued interest payable	9,616	7,539
Accrued expenses and other liabilities	17,450	11,025

Total liabilities	2,521,441	2,429,286

Commitments and contingencies (Notes 9, 10, 11 and 17)
Shareholders' equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 8,911,150 and 8,089,844 shares issued and outstanding	8,911	8,090
Additional paid-in capital	78,035	70,339
Accumulated other comprehensive income (loss):
Unrealized losses on investments and mortgage-backed securities available for sale, net of deferred income taxes of $1,915 and $7,298	(3,558)	(13,553)
Retained earnings	57,950	52,763

Total shareholders' equity	141,338	117,639

Total liabilities and shareholders' equity	$2,662,779	$2,546,925

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2000, 1999 and 1998

(Dollars in thousands, except per share amounts)

	2000	1999	1998
Interest income:
Loans	$173,121	$143,800	$113,813
Mortgage-backed securities	21,630	22,828	26,938
Investments and cash equivalents	10,726	10,746	15,012

Total interest income	205,477	177,374	155,763

Interest expense:
Deposits	74,073	60,921	57,595
Short-term borrowings	8,885	11,013	26,005
Long-term borrowings	42,586	30,070	12,958

Total interest expense	125,544	102,004	96,558

Net interest income	79,933	75,370	59,205
Provision for losses on loans	(4,600)	(3,900)	(5,325)

Net interest income after provision for losses on loans	75,333	71,470	53,880

Other income (expense):
Fees and service charges	12,489	10,720	7,858
Mortgage banking operations	787	1,082	1,848
Loan servicing fees	895	798	791
Net gains on sales of securities	1	593	2,038
Real estate owned operations and other	149	104	(222)

Total other income	14,321	13,297	12,313

Operating expenses (Note 19)	67,968	64,478	56,291

Income before income taxes	21,686	20,289	9,902

Income tax benefit (provision):
Current	(8,175)	(6,915)	(7,392)
Deferred	142	(555)	3,713

Total income tax provision	(8,033)	(7,470)	(3,679)

Net income	$13,653	$12,819	$6,223

Income per common share—basic	$1.53	$1.44	$.70

Income per common share—diluted	$1.52	$1.43	$.69

Weighted average common shares outstanding—basic	8,908,833	8,891,329	8,830,291

Weighted average common shares outstanding—diluted.	8,953,446	8,961,722	9,038,774

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	2000	1999	1998
Net income	$13,653	$12,819	$6,223

Other comprehensive income (loss):
Change in unrealized gains or losses on investments and mortgage-backed securities available for sale	15,378	(22,063)	2,269
Less deferred income tax provision (benefit)	5,383	(7,722)	775

Net other comprehensive income (loss)	9,995	(14,341)	1,494

Comprehensive income (loss)	$23,648	$(1,522)	$7,717

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 1997	8,017,821	$8,018	$69,889	$(706)	$(305)	$33,721	$110,617
Shares issued upon exercise of stock options	39,301	39	428				467
Shares acquired and retired upon exercise of stock options	(969)	(1)	(84)				(85)
Cash paid for fractional shares	(81)		(4)				(4)
Change in unrealized loss on investments and mortgage-backed securities available for sale, net of income taxes				1,494			1,494
Vesting of unearned stock compensation					305		305
Net income						6,223	6,223

Balance, December 31, 1998	8,056,072	8,056	70,229	788	0	39,944	119,017
Shares issued upon exercise of stock options	38,592	39	185				224
Shares acquired and retired upon exercise of stock options	(4,820)	(5)	(75)				(80)
Change in unrealized gain on investments and mortgage-backed securities available for sale, net of income taxes				(14,341)			(14,341)
Net income						12,819	12,819

Balance, December 31, 1999	8,089,844	8,090	70,339	(13,553)	0	52,763	117,639
Shares issued upon exercise of stock options	29,000	29	241				270
Shares acquired and retired upon exercise of stock options	(17,503)	(18)	(197)				(215)
Change in unrealized loss, net of income taxes				9,995			9,995
10% common stock dividend	810,134	810	7,656			(8,466)
Cash paid for fractional shares	(325)		(4)				(4)
Net income						13,653	13,653

Balance, December 31, 2000	8,911,150	$8,911	$78,035	$(3,558)	$0	$57,950	$141,338

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income	$13,653	$12,819	$6,223
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	4,600	4,105	5,396
Stock dividends on Federal Home Loan Bank of Seattle stock	(2,315)	(2,449)	(2,370)
Net gain on sales of loans, investments and mortgage-backed securities and mortgage servicing rights	(704)	(1,561)	(3,578)
Net gain on sales of real estate owned	(190)	(456)	(133)
Depreciation and amortization	10,674	11,228	8,820
Deferred income tax (provision) benefit	142	(555)	3,713
Compensation expense associated with stock grants	0	0	305
Change in:
Accrued interest receivable	(1,735)	(1,782)	246
Prepaid expenses and other assets	(3,707)	(2,102)	(2,467)
Cashiers checks issued and payable	5,562	(5,545)	6,252
Accrued interest payable	2,077	1,900	(976)
Accrued expenses and other liabilities	6,425	(2,289)	(2,627)
Proceeds from sales of loans	65,554	72,994	111,591
Real estate loans originated for sale	(65,001)	(72,661)	(110,162)

Net cash provided by operating activities	35,035	13,646	20,233

Cash flows from investing activities:
Change in restricted cash	(897)	7,757	(5,787)
Loans disbursed	(1,094,132)	(1,304,940)	(1,211,678)
Loan principal received	819,150	993,493	952,479
Purchase of investments	(29,126)	(36,680)	(350,111)
Proceeds from maturities of investments	21,667	52,766	374,648
Proceeds from sales of available-for-sale investments	2,138	542	10,825
Purchase of mortgage-backed securities	0	(62,274)	(401,897)
Principal payments on mortgage-backed securities	42,338	77,463	90,965
Proceeds from sales of mortgage-backed securities	0	29,104	385,979
Purchase of office properties and equipment	(2,160)	(5,119)	(4,896)
Improvements and other changes to real estate owned	(1,028)	(360)	126
Proceeds from sales and liquidation of real estate owned	7,678	3,385	4,525
Proceeds from sales of mortgage servicing rights	0	0	1,123
Net cash received from branch acquisitions	0	0	327,183
Proceeds from securitization	86,304	0	0

Net cash provided by (used in) investing activities	(148,068)	(244,863)	173,484

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	2000	1999	1998
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$(7,808)	$(46,681)	$52,054
Proceeds from issuance of certificates of deposit	609,906	824,261	725,755
Payments for maturing certificates of deposit	(567,382)	(765,485)	(892,557)
Interest credited to deposits	72,135	59,848	58,228
Advances from Federal Home Loan Bank of Seattle	454,184	330,877	238,192
Repayment of Federal Home Loan Bank of Seattle advances	(414,135)	(160,123)	(379,084)
Net change in securities sold subject to repurchase agreements	(69,189)	(15,559)	14,997
Proceeds from other borrowings	7,000	35,000	40,000
Repayment of other borrowings	(7,000)	(22,240)	(15,000)
Payments for fractional shares	(4)	0	(4)
Proceeds from exercise of stock options, net of repurchases	55	144	382
Deferred financing costs	0	(1,113)	0
Other	280	(457)	58

Net cash provided by (used in) financing activities	78,042	238,472	(156,979)

Net change in cash and cash equivalents	(34,991)	7,255	36,738
Cash and cash equivalents, beginning of year	95,586	88,331	51,593

Cash and cash equivalents, end of year	$60,595	$95,586	$88,331

Supplemental disclosures:
Cash paid during the period for:
Interest	$123,467	$100,104	$96,798
Income taxes	6,282	7,468	5,873
Noncash financing and investing activities:
Loans converted into real estate owned	$5,568	$3,841	$2,004
Common stock dividend	8,466	0	0
Retention of residual interests from securitization	5,712	0	0

The accompanying notes are an integral part of the consolidated financial statements.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 1999 and 1998

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

    On June 15, 1998, Sterling assumed approximately $518.0 million in deposit liabilities and acquired certain branch assets from 33 branch offices of KeyBank National Association ("KeyBank"). The following shows the allocation of the purchase price for the KeyBank transaction (in thousands):

Liabilities assumed:
Certificates of deposit	$233,864
NOW accounts	79,887
Non-interest bearing demand accounts	76,419
Savings and money market accounts	127,330

517,500
Accrued interest payable	736

Total liabilities assumed	518,236

Less assets acquired:
Loans receivable, net	121,569
Office properties and equipment	10,996
Accrued interest on loans	1,126
Intangible asset	57,362

Total assets acquired	191,053

Net cash received from branch acquisitions	$327,183

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

Nine Months Ended September 30, 1998
Interest income:
Sterling	$110,537
Big Sky	3,554

$114,091

Net income:
Sterling	$4,466
Big Sky	333

$4,799

Cash and Cash Equivalents

    Cash equivalents are any highly liquid debt instrument with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. Sterling evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

    At December 31, 2000 and 1999, Sterling had approximately $3.0 million and $20.3 million, respectively, of uninsured non-interest bearing deposits. Restricted cash consisted primarily of non-interest bearing deposits maintained as a reserve at the Federal Reserve Bank.

    Sterling has purchased approximately $3.4 million and $22.0 million of securities under an agreement to resell substantially identical securities with another institution at December 31, 2000 and 1999, respectively. The amounts advanced under this agreement represent short-term loans and are reflected as interest-bearing cash equivalents in the consolidated balance sheet. The securities underlying the agreements are comprised of shares of a mutual fund, which trades primarily in U.S. government securities.

Investments and Mortgage-Backed Securities

    Sterling classifies debt and equity investments and mortgage-backed securities ("MBS") as follows:

  •
  Available for Sale.  Except for Federal Home Loan Bank of Seattle ("FHLB Seattle") stock, debt and equity investments and MBS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2000 and 1999. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders' equity until realized. FHLB Seattle stock may only be redeemed by FHLB Seattle or sold to another member institution at par. Therefore, this investment is restricted and is carried at cost.
  •
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

    When Sterling sells receivables in securitizations of automobile loans, it retains interest-only strips, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests; therefore, Sterling generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions, which are credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

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

Intangible Assets

    Sterling records identifiable and unidentifiable intangibles in connection with the acquisition of certain assets or subsidiaries. Where separately identifiable, the value of depositor relationships that existed at the date of an acquisition are amortized over the estimated life of the depositor relationships acquired (generally 8 to 10 years). Unidentified intangible assets are amortized on a straight-line basis over periods ranging from 8 to 20 years. Accumulated amortization of intangible assets was approximately $40.7 million and $35.2 million at December 31, 2000 and 1999, respectively.

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

    Sterling adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which applies to transactions involving sales or securitizations of financial assets, such as mortgage loans, and the liquidation of financial liabilities on January 1, 1997. In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, SFAS No. 140 also requires recognition and reclassification of collateral and certain additional disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Sterling has implemented the disclosure requirements of SFAS No. 140. Since SFAS No. 140 requirements are prospectively applied to future transactions, Sterling believes that the application of this statement will not have a material effect on the consolidated financial statements.

    At December 31, 2000 and 1999, mortgage servicing rights were approximately $349,000, and $222,000, respectively, which are net of accumulated amortization of approximately $431,000 and $380,000, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

Income Per Share

    Income per share—basic is computed by dividing net income by the weighted average number of common shares outstanding during the period. Income per share—diluted is computed by dividing net income by the weighted average number of common shares outstanding increased by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Comprehensive Income

    Sterling has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

    Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount
Year ended December 31, 2000	$0
Year ended December 31, 1999	(440)
Year ended December 31, 1998	25

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

    Sterling uses forward sales contracts to hedge against interest rate risk arising from mortgage loans held for sale. Gains and losses on interest rate forward sales are deferred and included in the carrying value of the related hedged assets. The unrealized gains and losses are amortized over the estimated lives of the related assets as a yield adjustment. Upon settlement of the assets being hedged, deferral accounting is discontinued and the resultant gain or loss is realized in operations. At December 31, 2000, Sterling was not a party to any derivative financial instruments that required separate accounting treatment as a derivative instrument.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. Sterling has determined that the effect of the implementation of SFAS No. 133 on its consolidated financial statements will not be material.

Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

    Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

2.  Investments and Mortgage-Backed Securities:

    The carrying and fair values of investments and MBS are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost/ Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2000
U.S. Government and agency obligations	$95	$0	$(1)	$94
Municipal bonds	9,124	74	(5)	9,193
Mortgage-backed securities	231	5	0	236

	$9,450	$79	$(6)	$9,523

December 31, 1999
U.S. Government and agency obligations	$95	$0	$(4)	$91
Municipal bonds	10,873	37	(59)	10,851
Mortgage-backed securities	279	9	0	288

	$11,247	$46	$(63)	$11,230

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying/ Fair Value
December 31, 2000
U.S. Government and agency obligations	$94,350	$135	$(222)	$94,263
FHLB Seattle stock (restricted)	37,082	0	0	37,082
Municipal bonds	498	10	0	508
Mortgage-backed securities	317,488	266	(3,551)	314,203
Retained residual interests from securitization	5,712	0	0	5,712
Other	27,076	7	(2,119)	24,964

	$482,206	$418	$(5,892)	$476,732

December 31, 1999
U.S. Government and agency obligations	$93,344	$0	$(2,609)	$90,735
FHLB Seattle stock (restricted)	34,767	0	0	34,767
Mortgage-backed securities	359,987	48	(17,003)	343,032
Other	27,236	7	(1,294)	25,949

	$515,334	$55	$(20,906)	$494,483

    At December 31, 2000 and 1999, accrued interest on investments and MBS was $4.1 million and $4.3 million, respectively.

    During the years ended December 31, 2000, 1999 and 1998, Sterling sold available-for-sale investments and MBS which resulted in the following (in thousands):

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Year ended December 31, 2000	$2,138	$1	$0
Year ended December 31, 1999	29,646	593	0
Year ended December 31, 1998	396,804	2,669	631

    At December 31, 2000, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale MBS:
After one year through five years	$3,975	$3,997
After five years through ten years	24,041	23,682
After ten years	289,472	286,524

	$317,488	$314,203

Held to maturity MBS:
After ten years	$231	$236

Available for sale U.S. government and agency obligations:
After one year through five years	$94,350	$94,263

Held to maturity U.S. government and agency obligations:
After one year through five years	$95	$94

Available for sale municipal bonds:
After one year through five years	$498	$508

Held to maturity municipal bonds:
Under one year	$2,236	$2,242
After one year through five years	5,673	5,726
After five years through ten years	1,215	1,225

	$9,124	$9,193

Residual interests from securitization:
After one year through five years	$5,712	$5,712

Other:
After ten years	$27,076	$24,964

    At December 31, 2000 and 1999, U.S. government and agency obligations and MBS with an aggregate fair value of $30.3 million and $26.1 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon and Montana state laws and regulations. Additionally, Sterling periodically utilizes MBS as collateral for reverse repurchase agreements and other borrowing transactions (see Notes 10 and 11).

    On December 22, 2000, Sterling securitized and sold approximately $93.3 million in automobile loans. In the securitization, Sterling retained servicing responsibilities and certain subordinated interests. Sterling's retained residual interests are subordinate to investors' interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial interests (see Note 26).

3.  Loans Receivable:

    The components of loans receivable are as follows (in thousands):

	December 31,
	2000	1999
Real estate loans:
Variable rate:
1-4 unit residential	$42,014	$33,852
5 or more unit residential	94,180	82,825
Commercial	256,222	196,710
Land and other	592	674
Fixed rate:
Conventional 1-4 unit residential	360,001	319,079
5- and 7-year balloon or reset 1-4 unit residential	4,273	24,136
1-4 unit residential, insured by FHA/VA	3,815	19,320
5 or more unit residential	69,495	67,024
Commercial	90,921	108,119
Land and other	364	226
Construction:
1-4 unit residential	215,844	184,081
5 or more unit residential	80,728	71,024
Commercial	81,347	32,018

	1,299,796	1,139,088

Other loans:
Commercial loans	413,154	245,428
Commercial and personal lines of credit	60,798	139,427
Consumer loans	214,123	281,792

	688,075	666,647

Total loans receivable	1,987,871	1,805,735
Deferred loan fees, net of direct origination costs	(5,383)	(4,338)
Premium on loans acquired pursuant to purchase transactions	179	1,977
Allowance for losses	(16,740)	(15,603)

Loans receivable, net	$1,965,927	$1,787,771

Weighted average interest rate	8.86%	8.32%

    Accrued interest on loans receivable was approximately $13.7 million and $12.1 million at December 31, 2000 and 1999, respectively.

    Sterling originates residential, commercial real estate, consumer and commercial loans throughout the Pacific Northwest region. Loans originated outside this area are primarily for immediate sale into the secondary market. At December 31, 2000 and 1999, approximately 69%, 23%, 6% and 2% and 71%, 19%, 7% and 3% of real estate loans were collateralized by property located in Washington,

Oregon, Idaho and Montana, respectively. The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect Sterling's estimate of its allowance for losses on loans associated with these loans receivable.

    Sterling originates both variable- and fixed-rate loans. The variable-rate loans have interest rate adjustment limitations and are generally indexed to various indices. Variable-rate real estate loans are typically indexed to the prime rate, one-year or five-year U.S. Treasury index, or fixed-rate LIBOR swaps. Future market factors may affect the correlation of the interest rates Sterling pays on the short-term deposits that have been primarily utilized to fund these loans.

    At December 31, 2000, the contractual principal payments due on outstanding loans receivable (in thousands) are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount
2001	$492,848
2002	172,817
2003	110,799
2004	110,984
2005	111,205
Thereafter	989,218

$1,987,871

4.  Loan Servicing:

    Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2000	1999	1998
Loan portfolios serviced for:
FHLMC	$106,688	$122,558	$167,541
FNMA	14,722	17,892	25,682
Residential	82,339	65,050	17,767
Commercial real estate	129,375	104,283	35,711
Consumer	89,344	23	70

	$422,468	$309,806	$246,771

    Custodial escrow balances maintained in connection with loans serviced for others were approximately $852,000 and $960,000 at December 31, 2000 and 1999, respectively.

    The following is an analysis of the changes in mortgage servicing rights (in thousands):

	Purchased Servicing	Originated Servicing	Total
Balance, December 31, 1997	$1,170	$0	$1,170
Sale of servicing portfolio	(1,023)	0	(1,023)
Amortization	(129)	0	(129)

Balance, December 31, 1998	18	0	18
Additions	0	227	227
Amortization	(11)	(12)	(23)

Balance, December 31, 1999	7	215	222
Additions	0	179	179
Amortization	(7)	(45)	(52)

Balance, December 31, 2000	$0	$349	$349

    Sterling has sold participations in certain commercial real estate loans to investors on a servicing-retained basis. During the years ended December 31, 2000 and 1999, Sterling sold approximately $21.4 million and $43.0 million in loans under participation agreements, resulting in net gains of $127,000 and $209,000, respectively.

    During the year ended December 31, 1998, Sterling sold, in bulk, the rights to service conventional loans for others with an outstanding balance of approximately $117.6 million and recognized a gain of approximately $100,000 on the sale.

    On December 22, 2000, Sterling securitized and sold approximately $93.3 million in automobile loans. In the securitization, Sterling retained servicing responsibilities and certain subordinated interests (see Note 26).

5.  Real Estate Owned:

    The components of real estate owned are as follows (in thousands):

	December 31,
	2000	1999
Commercial	$1,525	$3,471
Residential	3,713	1,737
Construction	802	779
Other	773	2,373

	6,813	8,360
Allowance for losses	(406)	(1,061)

Real estate owned, net	$6,407	$7,299

6.  Allowances for Losses on Loans and Real Estate Owned:

    The following is an analysis of the changes in the allowances for losses on loans and real estate owned (in thousands):

	Loans	Real Estate Owned	Total
Balance, December 31, 1997	$9,486	$884	$10,370
Provision	5,325	71	5,396
Amounts written off	(2,391)	(4)	(2,395)
Recoveries	203	0	203
Loss allowances acquired	2,000	0	2,000

Balance, December 31, 1998	14,623	951	15,574
Provision	3,900	205	4,105
Amounts written off	(3,172)	(95)	(3,267)
Recoveries	252	0	252

Balance, December 31, 1999	15,603	1,061	16,664
Provision	4,600	0	4,600
Amounts written off	(3,891)	(655)	(4,546)
Recoveries	428	0	428

Balance, December 31, 2000	$16,740	$406	$17,146

    The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

	December 31,
	2000	1999
Nonaccrual loans(1)	$8,385	$9,259
Restructured loans(2)	0	66

Total nonperforming loans	$8,385	$9,325

(1)
The total allowance for losses on loans related to these loans was $450,000 and $201,000 at December 31, 2000 and 1999, respectively. For loans on nonaccrual status at period end, additional gross interest income of $722,000, $485,000 and $159,000 would have been recorded during the years ended December 31, 2000, 1999 and 1998, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $890,000, $442,000 and $194,000 was recorded during the years ended December 31, 2000, 1999 and 1998, respectively, in connection with such loans.

  The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998, was $9.6 million, $7.3 million and $4.5 million, respectively.

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

7.  Office Properties and Equipment:

    The components of office properties and equipment are as follows (in thousands):

	December 31,
			Estimated Useful Life
	2000	1999
Buildings and improvements	$38,415	$40,143	20-40 years
Furniture, fixtures, equipment and computer software	26,618	24,005	3-10 years
Leasehold improvements	3,180	3,539	5-20 years
Automobiles	65	62	3-5 years

	68,278	67,749
Less accumulated depreciation and amortization	(26,225)	(23,245)

	42,053	44,504
Land	8,167	8,145

Total office properties and equipment	$50,220	$52,649

8.  Deposits:

    The components of deposits and applicable yields are as follows (in thousands):

	December 31,
	2000	1999
Commercial checking accounts (non-interest bearing)	$123,440	$104,005
Checking accounts, 1.09% to 1.25%	203,130	186,012
Passbook accounts, 1.53% to 1.59%	75,415	84,526
Money market demand accounts, 1.09% to 4.83%	307,001	326,133

	708,986	700,676

Certificate of deposit accounts:
Up to 3.99%	7,872	6,463
4.00 to 4.99%	18,979	219,694
5.00 to 5.99%	201,093	486,830
6.00 to 6.99%	725,156	185,330
7.00 to 7.99%	57,666	13,177
8.00 to 8.99%	3,193	3,815
9.00 to 9.99%	959	909
10.00% and over	315	474

	1,015,233	916,692

Total deposits	$1,724,219	$1,617,368

    The weighted average interest rate paid on certificate of deposit accounts was 4.66% and 4.04% at December 31, 2000 and 1999, respectively.

    At December 31, 2000, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

Year Ending December 31,	Weighted Average Interest Rate	Amount
2001	6.25%	$843,909
2002	6.31	112,898
2003	6.16	28,177
2004	5.96	7,308
2005	6.55	9,623
Thereafter	6.64	13,318

		$1,015,233

    At December 31, 2000, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

Less than three months	$183,335
Three to six months	75,011
Six to twelve months	86,582
Over twelve months	39,796

$384,724

    The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Checking accounts	$1,673	$1,921	$1,662
Passbook accounts	1,433	1,499	1,552
Money market demand accounts	13,442	12,994	11,193
Certificate of deposit accounts	57,525	44,507	43,188

	$74,073	$60,921	$57,595

9.  Advances from Federal Home Loan Bank of Seattle:

    Advances from FHLB Seattle are collateralized by certain investments and MBS and qualifying loans with a carrying value of approximately $1.1 billion at December 31, 2000. Sterling Savings Bank's credit line with FHLB Seattle is limited to 30% of its total assets. At December 31, 2000, Sterling Savings Bank had the ability to borrow an additional $216.2 million from FHLB Seattle.

    The advances from FHLB Seattle at December 31, 2000 are repayable as follows (in thousands):

Year Ending December 31,	Weighted Average Interest Rate	Amount
2001	5.85%	$84,184
2002	6.15	65,659
2003	5.97	90,000
2004	6.49	40,000
2005	6.66	110,615
Thereafter	6.22	140,194

		$530,652

10. Securities Sold Subject to Repurchase Agreements:

    Sterling enters into sales of securities under agreements to repurchase the same or similar securities ("reverse repurchase agreements"). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. These agreements had a weighted average interest rate of 6.15% at December 31, 2000. Substantially all of Sterling's reverse repurchase agreements are transacted with Morgan Stanley (MS), Merrill Lynch (ML) and Salomon (SAL). The MBS underlying these agreements were held by MS, ML and SAL. The risk of default under such agreements is limited by the financial strength of these broker-dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 2000, under the reverse repurchase agreements, Sterling has pledged as collateral investments and MBS with aggregate amortized costs and market values of $138.2 million and $137.4 million, respectively.

    The average balances of securities sold subject to reverse repurchase agreements were $170.8 million, $189.4 million and $123.7 million during the years ended December 31, 2000, 1999, and 1998, respectively. The maximum amount outstanding at any month end during these same periods was $183.9 million, $196.6 million and $366.7 million, respectively.

    At December 31, 2000, securities sold subject to repurchase agreements are repayable as follows (in thousands):

Year Ending December 31,	Weighted Average Interest Rate	Amount
2001	5.28%	$6,776
2003	7.07	8,550
2004	6.70	20,000
2005	5.97	75,000

		$110,326

11. Other Borrowings:

    The components of other borrowings are as follows (in thousands):

	December 31,
	2000	1999
Advances on non-revolving line of credit(1)	$40,000	$40,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of Sterling(3)	40,000	40,000
Floating Rate Notes Due 2006(4)	30,000	30,000

Total other borrowings	$110,000	$110,000

(1)
Sterling has a $50.0 million non-revolving, variable-rate, line-of-credit agreement with KeyBank National Association ("KeyBank"), of which $40.0 million was outstanding at December 31, 2000. The line of credit matures on June 1, 2003. Through May 31, 2001, interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.00% (8.75% at December 31, 2000) and is payable monthly. On June 1, 2001, the interest rate adjusts to LIBOR plus 2.50%. On June 1, 2002, the interest rate adjusts to LIBOR plus 2.75%. This line of credit, as well as the line of credit referred to in footnote (2) below, is collateralized by all of the stock of Sterling Savings Bank.

(2)
Sterling has a $5.0 million revolving line-of-credit agreement with KeyBank. The revolving line of credit matures on June 1, 2001. The interest rate is adjustable monthly at KeyBank's prime interest rate (9.50% at December 31, 2000). At December 31, 2000, no amounts were outstanding under this line-of-credit agreement.

(3)
On June 4, 1997, Sterling issued $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") to Sterling Capital Trust I (the "Trust"), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of the Trust is the Junior Subordinated Debentures. The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trust's obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier I capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures and related Trust Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Trust Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures in 2027.

(4)
Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur; and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At December 31, 2000, Sterling could incur approximately $21.7 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $8.9 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (9.08% until March 14, 2001) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

    Sterling Savings Bank has an unsecured $10.0 million line-of-credit agreement with KeyBank. Advances under this line-of-credit accrue interest at a defined variable rate (6.50% at December 31, 2000) and the line matures in April 2001. At December 31, 2000 and 1999, no amounts were outstanding under this line-of-credit agreement.

12. Income Taxes:

    The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2000		1999
	Assets	Liabilities	Assets	Liabilities
Allowance for losses on loans	$6,185	$0	$5,764	$0
Unrealized losses on available for sale securities	1,915	0	7,298	0
Net operating loss carryforward	5	0	5	0
Purchase accounting discount or premium	1,680	539	1,447	579
FHLB Seattle dividends	0	7,227	0	6,393
Deferred loan fees	0	2,263	0	2,643
Office properties and equipment	0	649	0	441
Equity in losses of partnerships	0	15	0	204
Other	1,211	0	1,290	0

Total deferred income taxes	$10,996	$10,693	$15,804	$10,260

    A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized.

    A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes follows (dollars in thousands):

	Years Ended December 31,
	2000		1999		1998
	Amount	%	Amount	%	Amount	%
Income tax provision at federal statutory rate	$7,590	35.0	$7,101	35.0	$3,466	35.0
Tax effect of:
State taxes, net of federal benefit	282	1.3	203	1.0	(20)	(.2)
Amortization of goodwill	47.2		117.6		217	2.2
Tax-exempt interest	(186)	(.9)	(216)	(1.1)	(160)	(1.6)
Other, net	300	1.4	265	1.4	176	1.8

	$8,033	37.0	$7,470	36.9	$3,679	37.2

13. Stock Options and Warrants:

    Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant. The options vest over 1 to 4 years and are exercisable from 4 to 10 years from the date of grant. Sterling is authorized to grant 1,100,000 options under various stock option incentive plans. At December 31, 2000, there were 38,745 options available for grant.

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

	Years Ended December 31,
	2000		1999		1998
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$13,653	$12,293	$12,819	$11,786	$6,223	$5,119

Income per commonshare—basic	$1.53	$1.38	$1.44	$1.33	$.70	$.58

Income per common share—diluted	$1.52	$1.37	$1.43	$1.32	$.69	$.57

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85%-97% each period, risk-free interest rates of 4.46% to 6.97% and expected lives of 0 to 10 years, respectively.

    Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Per Share	Expiration Date
Balance, December 31, 1997	530,301	$12.03	$3.24-$19.18	1998-2007
Options granted	110,744	14.82	$14.74-$19.18	1999-2008
Options exercised	(39,301)	10.70	$6.50-$12.71	1998-2007
Options canceled	(7,250)	7.89	$12.60-$19.18	2002-2007

Balance, December 31, 1998	594,494	12.05	$3.24-$19.18	1999-2008
Options granted	217,500	11.48	$10.52-$14.74	2004-2009
Options exercised	(38,592)	5.21	$3.24-$12.76	1999-2007
Options canceled	(43,500)	14.58	$14.74-$19.18	2002-2004

Balance, December 31, 1999	729,902	12.10	$3.24-$19.18	2000-2009
Options granted	164,000	10.05	$9.05-$10.66	2005-2010
Options exercised	(29,000)	8.37	$3.28-$10.73	2000-2001
Options canceled	(17,750)	12.91	$10.04-$19.18	2000-2005

Balance, December 31, 2000	847,152	$11.82

Exercisable, December 31, 2000	622,952	$12.15

    The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $10.05, $11.48 and $14.82, respectively.

    The following table summarizes information about Sterling's plans at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.24	4,869	1.5 years	$3.24	4,869	$3.24
$5.41-$6.64	34,250	1.6 years	6.51	34,250	6.51
$8.37-$9.75	462,455	6.0 years	6.71	266,455	10.26
$10.04-$12.73	173,578	3.3 years	12.73	173,578	12.73
$14.74-$17.65	106,000	5.7 years	14.78	85,300	14.79
$19.01-$19.18	66,000	4.9 years	19.18	58,500	19.18

	847,152			622,952

    All share and dollar amounts have been restated to reflect the conversion of each Big Sky stock option into a Sterling stock option at the exchange ratio. All share and dollar amounts have been restated to reflect the 10% common stock dividend on November 27, 2000.

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

14. Shareholders' Equity:

    Sterling's Board of Directors declared a 10% common stock dividend on October 24, 2000. The stock dividend was distributed on November 27, 2000 to shareholders of record as of November 6, 2000. Fractional shares were distributed in cash based upon the closing price as of the record date. All weighted average shares outstanding and per share amounts have been retroactively restated to reflect this common stock dividend.

    Sterling's Board of Directors has the authority to issue preferred stock of Sterling in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

15. Earnings Per Share:

    The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted income per share computations, which includes the number of antidilutive securities (if any) that were not included in the dilutive income per share computation. These antidilutive securities occur when options outstanding held an option price greater than the average market price for the period. Prior periods have been restated to reflect the 10% common stock dividend declared in October 2000.

	For the Year Ended December 31, 2000
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Income per common share—basic	$13,653	8,908,833	$1.53
Effect of dilutive securities:
Common stock options		44,613

Income per common share—diluted	$13,653	8,953,446	$1.52

Antidilutive options not included in diluted income per share		347,578

	For the Year Ended December 31, 1999
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Income per common share—basic	$12,819	8,891,329	$1.44
Effect of dilutive securities:
Common stock options		70,393

Income per common share—diluted	$12,819	8,961,722	$1.43

Antidilutive options not included in diluted income per share		389,486

	For the Year Ended December 31, 1998
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Income per common share—basic	$6,223	8,830,291	$.70
Effect of dilutive securities:
Common stock options		208,483

Income per common share—diluted	$6,223	9,038,774	$.69

Antidilutive options not included in diluted income per share		78,650

16. Regulatory Matters:

    In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), Sterling Savings Bank is required to maintain minimum levels of regulatory capital, including core (Tier I) risk-based and total risk-based capital. At December 31, 2000, Sterling Savings Bank was in compliance with all regulatory capital requirements. The OTS is empowered to take "prompt, corrective action" to resolve problems of insured depository institutions. The extent of these powers depends on whether an institution is classified as "well capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized," or "critically undercapitalized." At December 31, 2000 and 1999, Sterling Savings Bank was considered "well capitalized."

    The following table sets forth the amounts and ratios regarding actual and minimum core (Tier I) risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well-capitalized" institution, without giving effect to forbearance or capital provisions contained in certain acquisition agreements (dollars in thousands).

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total Risk-Based Capital (to Risk-Weighted Assets)	$152,281	8.00%	$190,352	10.00%	$195,054	10.25%
Core (Tier I) Capital (to Risk-Weighted Assets)	76,141	4.00	114,211	6.00	184,829	9.71
Core (Tier I) Capital (to Adjusted Assets)	104,199	4.00	130,249	5.00	184,829	7.10
As of December 31, 1999:
Total Risk-Based Capital (to Risk-Weighted Assets)	$142,199	8.00%	$177,748	10.00%	$184,218	10.36%
Core (Tier I) Capital (to Risk-Weighted Assets)	71,099	4.00	106,649	6.00	168,889	9.50
Core (Tier I) Capital (to Adjusted Assets)	99,738	4.00	124,673	5.00	168,889	6.77

17. Commitments and Contingent Liabilities:

    At December 31, 2000, Sterling had loan commitments to borrowers and brokers totaling $258.2 million, including $17.8 million for fixed-rate loans and $240.4 million for variable-rate loans. At December 31, 2000, commitments to secondary market institutions to sell fixed-rate loans totaled $6.4 million. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments are for loans that have credit risk similar to Sterling's existing portfolio.

    At December 31, 2000, Sterling had made available to borrowers various secured and unsecured commercial and personal lines of credit totaling approximately $357.9 million, of which the undisbursed portion is approximately $216.0 million. These lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling's existing portfolio.

    Sterling historically has not realized credit losses due to these off-balance sheet credits. Based on this fact and Sterling's analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off-balance sheet credits at December 31, 2000 and 1999.

    Rent expense for office properties under operating leases was approximately $1.9 million, $1.2 million and $1.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    Future minimum rental commitments as of December 31, 2000, under noncancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Year Ending December 31,	Amount
2001	$1,777
2002	1,520
2003	1,205
2004	918
2005	690
Thereafter	4,722

$10,832

18. Employee Savings Plan:

    Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee's contribution. All matching contributions are made exclusively in the form of Sterling Common Stock. Each employee may make a supplemental contribution of an additional 10% of their salary. All contributions vest immediately. Employees have the option of investing their contributions among selected mutual funds and Sterling Common Stock. During the years ended December 31, 2000, 1999 and 1998, Sterling contributed approximately $528,000, $427,500 and $373,000, respectively, to the employee savings plan.

19. Operating Expenses:

    The components of total operating expenses are as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Employee compensation and benefits	$31,771	$29,112	$22,430
Occupancy and equipment	10,359	10,087	7,499
Amortization of intangibles	5,490	5,692	3,971
Data processing	5,488	5,159	3,777
Depreciation	4,588	4,241	3,352
Advertising	2,566	2,656	2,076
Travel and entertainment	1,530	1,572	1,318
Legal and accounting	1,405	1,289	1,597
Insurance	711	986	1,116
Goodwill litigation	1,074	272	0
Acquisition and conversion costs	0	0	5,464
Other	2,986	3,412	3,691

	$67,968	$64,478	$56,291

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

    The following table summarizes information related to Sterling's residential mortgage banking operations (in thousands):

	As of and for the Years Ended December 31,
	2000	1999	1998
Revenues:
Gains on sales of originated residential loans	$426	$759	$1,440
Other fees and income	6,753	5,255	4,629

Total revenues	7,179	6,014	6,069
Identifiable expenses	(3,935)	(3,369)	(2,414)

Income before income taxes	$3,244	$2,645	$3,655

Identifiable assets	$14,415	$11,315	$8,833

Depreciation and amortization expense	$124	$123	$141

Capital expenditures for office properties and equipment	$229	$111	$232

    Sterling also operates commercial real estate loan production offices primarily in the Spokane and Seattle, Washington; and Portland, Oregon metropolitan areas through its subsidiary INTERVEST. Commercial real estate lending operations include revenues from sales of commercial real estate loans and participation interests in commercial real estate loans, loan fees and servicing fees.

    The following table summarizes information related to Sterling's commercial real estate lending operations (in thousands):

	As of and for the Years Ended December 31,
	2000	1999	1998
Revenues:
Gains on sales of originated commercial real estate loans	$127	$209	$0
Other fees and income	4,261	3,612	3,573

Total revenues	4,388	3,821	3,573
Identifiable expenses	(1,529)	(1,204)	(970)

Income before income taxes	$2,859	$2,617	$2,603

Identifiable assets	$19,968	$16,281	$13,270

Depreciation and amortization expense	$17	$14	$14

Capital expenditures for office properties and equipment	$46	$21	$12

    Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

    The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements (in thousands):

		Mortgage Banking Operations
	Banking Operations	Residential	Commercial Real Estate	Total
As of and for the year ended December 31, 2000:
Interest income	$196,288	$5,768	$3,421	$205,477
Other income	13,534	660	127	14,321
Income before income taxes	15,583	3,244	2,859	21,686
Total assets	2,628,396	14,415	19,968	2,662,779
As of and for the year ended December 31, 1999:
Interest income	$169,112	$5,032	$3,230	$177,374
Other income	12,215	873	209	13,297
Income before income taxes	15,027	2,645	2,617	20,289
Total assets	2,519,329	11,315	16,281	2,546,925
As of and for the year ended December 31, 1998:
Interest income	$148,445	$4,306	$3,012	$155,763
Other income	10,465	1,848	0	12,313
Income before income taxes	3,644	3,655	2,603	9,902
Total assets	2,292,484	8,833	13,270	2,314,587

21. Interest Rate Risk

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

22. Quarterly Financial Data (Unaudited):

    The following tables present Sterling's condensed operations on a quarterly basis for the years ended December 31, 2000 and 1999 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$47,885	$50,699	$52,888	$54,005
Interest expense	(28,494)	(30,598)	(32,525)	(33,927)
Provision for losses on loans	(1,100)	(1,100)	(1,100)	(1,300)

Net interest income after provision for losses on loans	18,291	19,001	19,263	18,778
Net gain on sales of securities	0	1	0	0
Other income	3,363	3,672	3,559	3,726
Other operating expenses	(16,394)	(17,315)	(17,307)	(16,952)

Income before income taxes	5,260	5,359	5,515	5,552
Income tax (provision) benefit	(1,946)	(1,983)	(2,050)	(2,054)

Net income	$3,314	$3,376	$3,465	$3,498

Income per common share—basic	$.37	$.38	$.39	$.39

Income per common share—diluted	$.37	$.38	$.39	$.39

Weighted average common shares outstanding—basic	8,903,777	8,909,680	8,910,517	8,911,310

Weighted average common shares outstanding—diluted	8,924,859	8,928,360	8,934,640	8,960,004

	Year Ended December 31, 1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$41,506	$43,483	$45,244	$47,141
Interest expense	(23,763)	(24,698)	(25,931)	(27,612)
Provision for losses on loans	(900)	(1,000)	(1,000)	(1,000)

Net interest income after provision for losses on loans	16,843	17,785	18,313	18,529
Net gain on sales of securities	593	0	0	0
Other income	2,926	3,063	3,323	3,392
Other operating expenses	(15,862)	(15,714)	(16,352)	(16,550)

Income before income taxes	4,500	5,134	5,284	5,371
Income tax (provision) benefit	(1,662)	(1,900)	(1,955)	(1,953)

Net income	$2,838	$3,234	$3,329	$3,418

Income per common share—basic	$.32	$.36	$.37	$.38

Income per common share—diluted	$.32	$.36	$.37	$.38

Weighted average common shares outstanding—basic	8,870,132	8,897,129	8,898,828	8,898,828

Weighted average common shares outstanding—diluted	9,033,160	8,965,509	8,974,468	8,931,446

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

Borrowings

    The carrying amounts of short-term borrowings under repurchase agreements, federal funds purchased, short-term FHLB Seattle advances and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of advances under lines of credit approximates their carrying value because such advances bear variable rates of interest. The fair value of long-term FHLB Seattle advances and other long-term borrowings is estimated using discounted cash flow analyses based on Sterling's current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

	December 31,
	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$62,510	$62,510	$96,604	$96,604
Investments and MBS:
Available for sale	476,732	476,732	494,483	494,483
Held to maturity	9,450	9,523	11,247	11,230
Loans held for sale	1,489	1,489	985	985
Loans receivable, net	1,965,927	1,972,495	1,787,771	1,766,193
Accrued interest receivable	18,455	18,455	16,720	16,720
Financial liabilities:
Non-maturity deposits	708,986	708,986	700,676	700,676
Deposits with stated maturities	1,015,233	1,025,081	916,692	916,598
Borrowings	750,978	753,749	780,018	771,483
Accrued interest payable	9,616	9,616	7,539	7,539

    The fair value estimates above do not include the value of residential mortgage loan servicing rights on Sterling's residential mortgage loan servicing portfolio which totaled approximately

$203.7 million and $205.5 million at December 31, 2000 and 1999, respectively. The gross fair value of these rights is estimated to be approximately $2.6 million at December 31, 2000 and 1999. The carrying amount of the residential mortgage loan servicing rights was approximately $349,000 and $222,000 at December 31, 2000 and 1999, respectively.

24. Related-Party Transactions:

    One of Sterling's directors is a principal in the law firm that provides legal services to Sterling. During the years ended December 31, 2000, 1999 and 1998, Sterling incurred legal fees of approximately $1.8 million, $976,000 and $766,000, respectively, related to services provided by this firm.

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

Condensed Balance Sheets

	December 31,
	2000	1999
	(in thousands)
Assets:
Cash and cash equivalents	$4,340	$3,172
Investments in subsidiaries:
Sterling Savings Bank	231,621	211,184
Tri-Cities Mortgage Company	168	1,847
Sterling Capital Trust I	1,237	1,237
Income taxes receivable from subsidiaries	13,902	6,175
Federal income taxes receivable	0	1,888
Other assets	3,487	3,660

Total assets	$254,755	$229,163

Liabilities and Shareholders' Equity:
Accrued expenses payable	$315	$272
Advances under lines of credit	40,000	40,000
Floating Rate Notes Due 2006	30,000	30,000
Junior Subordinated Debentures of Sterling	41,237	41,237
Other liabilities	0	15
Income taxes payable	1,865	0
Shareholders' equity	141,338	117,639

Total liabilities and shareholders' equity	$254,755	$229,163

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Condensed Statements of Income
Interest income	$254	$150	$219
Interest expense	(10,283)	(9,228)	(7,281)

Net interest expense	(10,029)	(9,078)	(7,062)
Equity in net earnings of subsidiary	20,577	19,133	11,583
Miscellaneous income, net	0	0	57
Provision for losses on real estate owned	0	(200)	0
Operating expenses	(869)	(729)	(1,319)

Income before income taxes	9,679	9,126	3,259
Deferred income tax benefit	3,974	3,693	2,964

Net income	$13,653	$12,819	$6,223

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$13,653	$12,819	$6,223
Adjustments to reconcile net income to net cash used in operating activities	(24,150)	(22,078)	(14,413)

Net cash used in operating activities	(10,497)	(9,259)	(8,190)

Cash flows from investing activities:
Investments in subsidiaries, net	1,611	(10,566)	(45,278)
Dividends from subsidiary	10,003	9,580	8,088

Net cash provided by (used in) investing activities	11,614	(986)	(37,190)

Cash flows from financing activities:
Repayment of note payable and other borrowings	7,000	(22,240)	(15,000)
Proceeds from line of credit and other borrowings	(7,000)	35,000	40,000
Proceeds from exercise of stock options, net of repurchases	55	144	382
Payments for fractional shares	(4)	0	(4)
Deferred financing costs	0	(1,113)	0
Other, net	0	0	58

Net cash provided by financing activities	51	11,791	25,436

Net change in cash and cash equivalents	1,168	1,546	(19,944)
Cash and cash equivalents, beginning of year	3,172	1,626	21,570

Cash and cash equivalents, end of year	$4,340	$3,172	$1,626

    Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary savings association unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary savings association's capital and surplus.

    During the year ended December 31, 1999, Sterling purchased $10.0 million of Sterling Savings Bank common stock.

    Current income taxes are allocated to Sterling and its subsidiaries as if they were separate taxpayers.

    The payment of dividends to Sterling Financial Corporation by its savings association subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at

December 31, 2000, the savings association subsidiary could have declared approximately $4.7 million of aggregate dividends in addition to amounts previously paid.

26. Securitization and Automobile Loans:

    On December 22, 2000, Sterling securitized and sold approximately $93.3 million in automobile loans. In the securitization, Sterling retained servicing responsibilities and certain subordinated interests. Sterling receives annual servicing fees approximating 0.5 percent of the outstanding principal balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they are contracted. The investors and the securitization trust have no recourse to Sterling's other assets for failure of debtors to pay when due. Sterling's retained residual interests are subordinate to investor's interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial interests. In 2000, Sterling recognized a pretax gain of approximately $149,000 on the securitization and sale of the automobile loans.

    Key economic assumptions used in measuring both the retained, unrated residual interest and the interest-only strip at the date of securitization and December 31, 2000 were as follows: prepayment speed of 21.19% per annum, weighted average life of 1.96 years, expected annualized credit losses of 1.2% and interest discount rate of 11.95% per annum. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Actual and projected credit losses are 0.00%, 0.52% and 0.92% for the years ending December 31, 2000, 2001 and 2002, respectively. Actual credit losses that are substantially larger than projected may adversely impact the calculated value of the retained residual values.

    The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed (in thousands):

	December 31, 2000
		Principal Amount of Loans 61 Days or More Past Due(1)	For the Year Ended December 31, 2000
	Total Principal Amount of Loans
			Average Balances	Net Credit Losses(2)
Type of Loans
Total automobile loans managed or securitized	$89,334	$50	$2,300	$0
Less:
Loans securitized	87,335	0	0	0
Loans held for portfolio(3)	1,399	0	0	0

(1)
Loans 61 days or more past due are based on end of period total loans.

(2)
Net credit losses represent charge-offs and are based on total loans outstanding.

(3)
Represents the principal amount of the retained, unrated residual interest. The interest-only strip which was also retained by Sterling was valued at approximately $4.3 million.

    At December 31, 2000, the effects of immediate adverse changes on the key economic assumptions used in estimating the current fair value of residual interests are as follows (dollars in thousands):

Carrying amount/fair value of retained interests	$5,712
Weighted-average life (in years)	1.96
Prepayment speed assumption (annual rate)	21.19%
Impact on fair value of 10% adverse change	$(47)
Impact on fair value of 20% adverse change	$(95)
Expected credit losses (annual rate)	1.20%
Impact on fair value of 10% adverse change	$(96)
Impact on fair value of 20% adverse change	$(191)
Residual cash flows discount rate (annual)	11.95%
Impact on fair value of 10% adverse change	$(107)
Impact on fair value of 20% adverse change	$(210)

    These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

QuickLinks

STERLING FINANCIAL CORPORATION DECEMBER 31, 2000 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
Sterling Financial Corporation Report on Audit of Consolidated Financial Statements For the Years Ended December 31, 2000, 1999 and 1998
Report of Independent Accountants
Sterling Financial Corporation Consolidated Balance Sheets December 31, 2000 and 1999 (Dollars in thousands)
Sterling Financial Corporation Consolidated Statements of Income For the Years Ended December 31, 2000, 1999 and 1998 (Dollars in thousands, except per share amounts)
Sterling Financial Corporation Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2000, 1999 and 1998 (Dollars in thousands)
Sterling Financial Corporation Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2000, 1999 and 1998 (Dollars in thousands)
Sterling Financial Corporation Consolidated Statements of Cash Flows For the Years Ended December 31, 2000, 1999 and 1998 (Dollars in thousands)
Sterling Financial Corporation Consolidated Statements of Cash Flows, Continued For the Years Ended December 31, 2000, 1999 and 1998 (Dollars in thousands)
Sterling Financial Corporation Notes to Consolidated Financial Statements For the Years Ended December 31, 2000, 1999 and 1998