Form 10-Q
period 2001-03-31
STERLING FINANCIAL CORP /WA/
filed 2001-05-15
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   March 31, 2001

             OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission file number.....0–20800

STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91–1572822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 North Wall Street, Spokane, Washington 99201
(Address of principal executive offices) (Zip Code)

(509) 458–2711
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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2001

Common Stock ($1.00 par value)	8,922,021

STERLING FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2001

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

Signatures

PART I - Financial Information
Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest bearing	$25,233	$3,466
Non-interest bearing and vault	51,784	57,129
Restricted	1,207	1,915
Investments and asset-backed securities ("ABS"):
Available for sale	448,817	476,732
Held to maturity	9,300	9,450
Loans receivable, net	1,978,239	1,965,927
Loans held for sale	4,851	1,489
Accrued interest receivable (including $2,585 and $3,479 on investments and ABS)	16,273	18,455
Real estate owned, net	8,574	6,407
Office properties and equipment, net	49,854	50,220
Other intangibles, net	48,645	49,998
Mortgage servicing rights, net	433	349
Prepaid expenses and other assets, net	8,917	11,172

Total assets	$2,652,127	$2,652,709

LIABILITIES:
Deposits	$1,692,503	$1,724,219
Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")	526,433	530,652
Securities sold subject to repurchase agreements	141,847	110,326
Other borrowings	110,000	110,000
Cashiers checks issued and payable	10,638	17,529
Borrowers' reserves for taxes and insurance	2,918	1,649
Accrued interest payable	10,168	9,616
Accrued expenses and other liabilities	10,289	7,380

Total liabilities	2,504,796	2,511,371

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 8,922,021 and 8,911,150 shares issued and outstanding	8,922	8,911
Additional paid-in capital	78,071	78,035
Accumulated other comprehensive income (loss):
Unrealized losses on investments and ABS available-for-sale, net of deferred income taxes of $664 and $1,915	(1,197)	(3,558)
Retained earnings	61,535	57,950

Total shareholders' equity	147,331	141,338

Total liabilities and shareholders' equity	$2,652,127	$2,652,709

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands, except per share data)

Interest income:
Loans	$44,113	$39,347
ABS	5,224	5,652
Investments and cash equivalents	2,485	2,879

Total interest income	51,822	47,878

Interest expense:
Deposits	18,924	16,727
Short-term borrowings	1,486	2,948
Long-term borrowings	11,139	8,819

Total interest expense	31,549	28,494

Net interest income	20,273	19,384

Provision for losses on loans	(1,400)	(1,100)

Net interest income after provision for losses on loans	18,873	18,284

Other income:
Fees and service charges	3,113	2,886
Mortgage banking operations	622	235
Loan servicing fees	292	221
Net gains on sales of securities	357	0
Real estate owned operations and other	(122)	28

Total other income	4,262	3,370

Operating expenses (Note 5)	17,604	16,394

Income before income taxes	5,531	5,260

Income tax provision	(1,946)	(1,946)

Net income	$3,585	$3,314

Income per share - basic	$0.40	$0.37

Income per share - diluted	$0.40	$0.37

Weighted average shares outstanding - basic	8,915,015	8,903,777

Weighted average shares outstanding - diluted	9,012,120	8,924,859

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$3,585	$3,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	1,425	1,100
Stock dividends on FHLB Seattle stock	(594)	(562)
Net gain on sales of loans, investments and ABS	(716)	(109)
Net gain (loss) on sales of real estate owned	21	(48)
Depreciation and amortization	2,637	2,717
Change in:
Accrued interest receivable	2,182	1,122
Prepaid expenses and other assets	799	2,260
Cashiers checks issued and payable	(6,891)	(1,635)
Accrued interest payable	552	1,253
Accrued expenses and other liabilities	2,909	3,472
Proceeds from sales of loans	42,310	9,938
Real estate loans originated for sale	(41,954)	(9,830)

Net cash provided by operating activities	6,265	12,992

Cash flows from investing activities:
Change in restricted cash	708	(133)
Loans disbursed	(246,686)	(329,376)
Loan principal received	226,538	238,702
Purchase of investments	(88,775)	(19,912)
Proceeds from maturities of investments	81,819	19,912
Proceeds from sales of available-for-sale investments	9,953	2,000
Principal payments on ABS	11,991	8,732
Proceeds from sales of ABS	17,596	0
Purchase of office properties and equipment	(753)	(375)
Improvements and other changes to real estate owned	296	(343)
Proceeds from sales and liquidation of real estate owned	569	472

Net cash provided by (used in) investing activities	13,256	(80,321)

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$8,447	$10,057
Proceeds from issuance of certificates of deposit	134,177	143,004
Payments for maturing certificates of deposit	(193,048)	(115,763)
Interest credited to deposits	18,708	15,731
Advances from FHLB Seattle	30,000	55,000
Repayment of FHLB Seattle advances	(34,219)	(70,033)
Net change in securities sold subject to repurchase agreements and funds purchased	31,521	21,024
Proceeds from exercise of stock options, net of repurchases	47	56
Other	1,268	1,590
Net cash provided by (used in) financing activities	(3,099)	60,666

Net change in cash and cash equivalents	16,422	(6,663)
Cash and cash equivalents, beginning of period	60,595	95,586

Cash and cash equivalents, end of period	$77,017	$88,923

Supplemental disclosures:
Cash paid during the period for:
Interest	$32,101	$27,241
Income taxes	232	4

Noncash financing and investing activities:
Loans converted into real estate owned	3,078	2,048

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)

Net income	$3,585	$3,314

Other comprehensive income:
Change in unrealized gains (losses) on investments and ABS available-for-sale	3,632	(3,758)
Less deferred income taxes	1,271	(1,315)

Net other comprehensive income (loss)	2,361	(2,443)

Comprehensive income	$5,946	$871

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

1.          General:

Notes to the December 31, 2000 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 2000 Annual Report on Form 10–K, substantially apply to these interim consolidated financial statements as of and for the three months ended March 31, 2001 and are not repeated here.  All financial statements presented are unaudited.  The December 31, 2000 consolidated balance sheet, however, was derived from the audited balance sheet as of that date.

2.          Interim Financial Statements:

The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

3.          Other Borrowings:

The following table details Sterling's other borrowings:
	March 31, 2001	December 31, 2000
	(Dollars in thousands)

Advances on non-revolving line of credit(1)	$40,000	$40,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of Sterling (3)	40,000	40,000
Floating Rate Notes Due 2006(4)	30,000	30,000

Total other borrowings	$110,000	$110,000

(1)               Sterling has a $50.0 million non-revolving, variable-rate, line-of-credit agreement with KeyBank National Association ("KeyBank"), of which $40.0 million was outstanding at March 31, 2001.  This line of credit matures on June 1, 2003.  Through May 31, 2001, interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.00% (7.19% at March 31, 2001) and is payable monthly.  On June 1, 2001, the interest rate adjusts to LIBOR plus 2.50%.  On June 1, 2002, the interest rate adjusts to LIBOR plus 2.75%.  This line of credit, as well as the line of credit referred to in footnote (2) below, is collateralized by all of the stock of Sterling Savings Bank.

(2)          Sterling has a $5.0 million revolving line-of-credit agreement with KeyBank.  This line of credit matures on June 1, 2001.  The interest rate is adjustable monthly at KeyBank's prime interest rate (8.00% at March 31, 2001).  At March 31, 2001, no amounts were outstanding under this agreement.

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

(4)               Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At March 31, 2001, Sterling could incur approximately $22.3 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $10.1 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (7.53% until June 15, 2001) and is adjustable and payable quarterly.  The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

4.          Income Per Share:

The following table presents the basic and diluted income per share computations:
	Three Months Ended March 31,
	2001			2000
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$3,585,000	8,915,015	$0.40	$3,314,000	8,903,777	$0.37

Effect of dilutive securities:
Common stock options		97,105			21,082

Diluted computations	$3,585,000	9,012,120	$0.40	$3,314,000	8,924,859	$0.37

Antidilutive options not
included in diluted
income per share		184,000			658,986

5.          Operating Expenses:

The following table details Sterling's components of total operating expenses:
	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)

Employee compensation and benefits	$8,319	$8,117
Occupancy and equipment	2,787	2,530
Depreciation	1,119	1,125
Amortization of intangible assets	1,353	1,397
Advertising	453	549
Data processing	1,339	1,441
Insurance	181	175
Legal and accounting	466	354
Travel and entertainment	384	398
Goodwill litigation costs	260	100
Other	943	208

Total operating expenses	$17,604	$16,394

6.          Other Accounting Policies:

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value.  In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued.  SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000.  As required, Sterling adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001.  The adoption of this standard did not have a material effect on the consolidated financial statements.

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

The following table summarizes information related to Sterling's residential mortgage banking operations:
	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)
Revenues:
Gains on sales of residential loans	$187	$85
Other fees and income	1,798	1,634

Total revenues	1,985	1,719
Identifiable expenses	(973)	(1,089)

Income before income taxes	$1,012	$630

Identifiable assets	$15,497	$12,038

Depreciation and amortization expense	$36	$29

Capital expenditures for office properties and equipment	$7	$61

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

The following table summarizes information related to Sterling's commercial real estate lending operations:
	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)

Revenues:
Gains on sales of commercial real estate loans	$172	$31
Other fees and income	1,190	810

Total revenues	1,362	841
Identifiable expenses	(545)	(403)

Income before income taxes	$817	$438

Identifiable assets	$20,468	$16,974

Depreciation and amortization expense	$4	$3

Capital expenditures for office properties and equipment	$0	$15

Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

The following is a reconciliation of certain mortgage banking operations to the amounts reported in the consolidated financial statements:
		Mortgage Banking Operations
	Banking Operations	Residential	Commercial Real Estate	Total
	(Dollars in thousands)

As of and for the three months ended March 31, 2001:
Other income	$3,640	$235	$387	$4,262
Income before taxes	3,702	1,012	817	5,531
Total assets	2,616,162	15,497	20,468	2,652,127

As of and for the three months ended March 31, 2000:
Other income	$3,135	$97	$138	$3,370
Income before taxes	4,192	630	438	5,260
Total assets	2,582,595	12,038	16,974	2,611,607

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2001 and 2000

             Any trend or forward–looking information discussed in this report is subject to numerous possible risks and uncertainties.  These include but are not limited to: the possibility of adverse economic developments which may, among other things, increase default and delinquency risks in Sterling's loan portfolios; shifts in interest rates which may result in lower interest rate margins; shifts in the demand for Sterling's loan and other products; lower than expected revenue or cost savings in connection with acquisitions; changes in accounting policies; changes in the monetary and fiscal policies of the federal government; changes in laws, regulations and the competitive environment.  Sterling's future results may differ materially from historical results as well as from any trend or forward–looking information included in this report.

General

             Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank.  The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage Company ("Action Mortgage"), INTERVEST–Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial").

             Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy.  Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base.  With $2.65 billion in total assets at March 31, 2001, Sterling attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon.  Sterling also markets tax–deferred annuities, mutual funds and other financial products through Harbor Financial.

             Sterling is rapidly developing new channels to better service its customers.  Customers can now conduct banking transactions through Sterling's Internet Banking Web site at www.sterlingsavingsbank.net.

             Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling's revenues are derived primarily from interest earned on loans, investments and asset–backed securities ("ABS"), from fees and service charges and from mortgage banking operations.  The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision ("OTS"), the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

             Management believes that a community bank mix of assets and liabilities will enhance its net interest income ("NII") (the difference between the interest earned on loans and investments and the interest paid on liabilities) and other fee income will increase, although there can be no assurance in this regard.  Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial institutions or branches thereof or other substantial assets or deposit liabilities.  Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions.  There is significant competition for acquisitions in Sterling's market area, and Sterling may not be able to acquire other institutions on attractive terms.  Furthermore, the success of Sterling's growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and favorable economic and market conditions.  There can be no assurance that Sterling will be successful in implementing its growth strategy.

Results of Operations

             Overview.  Sterling recorded net income of $3.6 million, or $0.40 per diluted share, for the three months ended March 31, 2001, compared with net income of $3.3 million, or $0.37 per diluted share, for the three months ended March 31, 2000.  The increase in net income reflected higher net interest income and other income.

             Additional Financial Highlights:

             •           On a core earnings basis, excluding the goodwill litigation expense, earnings per diluted share were $0.42 for the period ended March 31, 2001 compared to $0.38 for the period ended March 31, 2000, an increase of 10.5%.

             •           Book value per outstanding share increased to $16.51 at March 31, 2001 from $14.64 at March 31, 2000.

             •           Net interest margin increased by 14 basis points to 3.30% from 3.16% in the fourth quarter of 2000.

             •           Mortgage banking operations income increased to $622,000 for the first quarter of 2001 compared with $235,000 for the quarter ended March 31, 2000.

             •           Fee and service charge income increased by 7.9% during the first quarter versus the prior year's comparable period.

             •           Transaction accounts increased to $721.3 million from $709.0 million at December 31, 2000, an annualized growth rate of 6.9%.

             •           Asset quality measures remained high, consistent with historical levels, reflecting portfolio quality performance.

             Operating cash earnings, operating cash earnings per common share and the ratios given below exclude amortization of intangible assets of $879,000 and $880,000, which are net of related income taxes, for the three months ended March 31, 2001 and 2000, respectively.

	Three Months Ended March 31,
	2001	2000

Operating cash earnings (dollars in thousands)	$4,464	$4,194
Operating cash earnings per common share - diluted	0.50	0.47
Operating cash return on average assets (annualized)	0.68%	0.66%
Operating cash return on average common shareholders' equity (annualized)	12.7%	14.2%

             The annualized return on average assets was 0.55% and 0.52% for the three months ended March 31, 2001 and 2000, respectively.  The annualized return on average equity was 10.2% and 11.2% for the three months ended March 31, 2001 and 2000, respectively.  The decrease in the return on average equity was primarily due to a reduction in the net loss on available-for sale securities and increased retained earnings, which increased average equity during the three months ended March 31, 2001.

             Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended March 31, 2001 and 2000, NII was $20.3 million and $19.4 million, respectively, representing an increase of 4.6%.

             Changes in NII result from changes in volume, net interest spread and net interest margin.  Volume refers to the dollar level of interest–earning assets and interest–bearing liabilities.  Net interest spread refers to the difference between the yield on interest–earning assets and the rate paid on interest–bearing liabilities.  Net interest margin refers to NII divided by total interest–earning assets and is influenced by the level and relative mix of interest–earning assets and interest–bearing liabilities.  The increase in NII during the three months ended March 31, 2001, compared to the same period in 2000, was primarily due to the increase in the yield on interest-earning assets and the average volume of loans.

             During the three months ended March 31, 2001 and 2000, the volume of average interest-earning assets was $2.49 billion and $2.37 billion, respectively.  For the three months ended March 31, 2001, average loans increased by $167.6 million, while average investments and ABS decreased by $50.6 million over the same period in 2000.  Net interest spread during these periods was 3.01% and 3.15%, respectively.  The net interest margin for the three months ended March 31, 2001 and 2000 was 3.30% and 3.29%, respectively.  Net interest spread decreased primarily due to costs for deposits and borrowings which decreased slower than the yields on interest-earning assets, primarily the yield on loans.

             Management believes that recent interest rate reductions will have a positive impact on net interest margin and NII for the entire fiscal year, although there can be no assurance in this regard.  The impact of recent interest rate reductions was minimal on the first quarter results because of the magnitude of interest rate reductions over a relatively short period of time.  Interest rate changes have a greater initial impact on loan yields than on the cost of deposits and borrowings as variable-rate loans reprice immediately and borrowings and certificates of deposit reprice according to maturity schedules.

             Provision for Losses on Loans.  Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income.  The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

             Sterling recorded provisions for losses on loans of $1.4 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively.  Management anticipates that its provisions for losses on loans will continue to increase in the future as Sterling originates more commercial real estate, construction, business banking and consumer loans.  At March 31, 2001, Sterling's total classified assets were $17.1 million, compared with $22.4 million at March 31, 2000.  At March 31, 2001, Sterling's loan delinquency rate (60 days or more) as a percentage of total loans was 0.42%, compared with 0.58% at March 31, 2000.  Total nonperforming loans were $8.0 million at March 31, 2001, compared with $8.5 million at March 31, 2000.  Management believes that Sterling's asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans.

             Management believes the provisions for losses on loans for the three months ended March 31, 2001 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard.  Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

             Other Income.  The following table summarizes the components of other income for the periods indicated.

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)

Fees and service charges	$3,113	$2,886
Mortgage banking operations	622	235
Loan servicing fees	292	221
Net gains on sales of securities	357	0
Real estate owned operations and other	(122)	28

Total other income	$4,262	$3,370

             Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans.  The increase for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, was primarily due to the implementation of new service charges on and a greater number of transaction accounts.

             The following table summarizes loan originations and sales of loans for the periods indicated.

	Three Months Ended March 31,
	2001	2000
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$26.2	$25.5
Sales of residential loans	12.7	8.6
Sales of commercial real estate loans	29.2	1.3
Principal balances of mortgage loans serviced for others	224.1	202.8

             The increase in income from mortgage banking operations, for the three months ended March 31, 2001 compared to the same period in 2000, was primarily due to increased residential mortgage banking activity and increased volume of commercial real estate loan sales.  As a result of these commercial real estate loan sales, Sterling recognized net gains of $172,000 during the three months ended March 31, 2001.

             During the three months ended March 31, 2001, Sterling sold approximately $27.2 million of investments and ABS, resulting in net gains of $357,000.  During the three months ended March 31, 2000, Sterling did not sell any investments or ABS.

             Operating Expenses.  Operating expenses were $17.6 million and $16.4 million for the three months ended March 31, 2001 and 2000, respectively.  The higher level of operating expenses was primarily a result of certain higher employee benefits, higher occupancy costs and increased goodwill litigation expenses.

             Employee compensation and benefits were $8.3 million and $8.1 million for the three months ended March 31, 2001 and 2000, respectively.  The increases reflected increased employee benefit costs such as medical premiums and 401(k) expenses.  At March 31, 2001, full-time-equivalent employees were 820, compared with 830 at March 31, 2000.

             Goodwill litigation expenses were $260,000 and $100,000 for the three months ended March 31, 2001 and 2000, respectively.  The increase primarily reflected the completion of the fact discovery phase and commencement of the expert discovery phase of Sterling's goodwill litigation.  Because of the increased level of effort required to bring the case to conclusion, Sterling will likely see an increase in these costs over the next few years.

             Occupancy and equipment expenses were $2.8 million and $2.5 million for the three months ended March 31, 2001 and 2000, respectively.  The increase reflected higher occupancy costs.

             Income Tax Provision.  Sterling recorded federal and state income tax provisions of $1.9 million for the three months ended March 31, 2001 and 2000.  The effective tax rates during these periods approximated the applicable statutory federal and state income tax rates.  Sterling's effective income tax rate for the three months ended March 31, 2001 decreased to 35.2%, reflecting lower state income effects and prior year accrual adjustments.

Financial Position

             Assets.  At March 31, 2001, Sterling's assets were $2.65 billion, substantially unchanged from December 31, 2000.

             Investments and ABS.  Sterling's investment and ABS portfolio at March 31, 2001 was $458.1 million, a decrease of $28.1 million from the December 31, 2000 balance of $486.2 million.  The decrease was primarily due to increased call activity in Sterling's investment portfolio during the first quarter of 2001.

             Cash and Cash Equivalents.  At March 31, 2001, Sterling's cash and cash equivalents were $78.2 million, compared with $62.5 million at December 31, 2000.  The increase primarily reflects an increase in interest-bearing cash held as funds sold at quarter-end.

             Loans Receivable.  At March 31, 2001, net loans receivable were $1.98 billion, up $12.3 million from $1.97 billion at December 31, 2000.  The increase was primarily due to increases in consumer indirect and commercial real estate loans.  These increases were partially offset by sales of multifamily real estate loans during the quarter and lower loan originations.  During the three months ended March 31, 2001, total loan originations were $235.8 million compared with $248.7 million for the prior year's comparable quarter.

             The following table sets forth the composition of Sterling's loan portfolio at the dates indicated.  Loan balances do not include unearned discounts, deferred loan origination costs and fees or allowances for loan losses.

	March 31, 2001		December 31, 2000
	Amount	%	Amount	%
	(Dollars in thousands)

Residential	$415,427	20.8	$410,548	20.7
Multifamily	144,735	7.2	163,675	8.2
Commercial real estate	358,268	17.9	348,367	17.5
Construction	383,115	19.2	377,206	19.0
Consumer - direct	236,441	11.8	235,423	11.8
Consumer - indirect	29,700	1.5	17,368	0.9
Business banking	431,869	21.6	435,284	21.9

Total loans receivable	$1,999,555	100.0	$1,987,871	100.0

Weighted average yield at end of period	8.46%		8.86%

             The following table sets forth Sterling's loan originations for the periods indicated.

	Three Months Ended March 31,
	2001	2000	% Change

Residential	$26,165	$25,512	2.6
Multifamily	7,886	10,900	(27.7)
Commercial real estate	28,088	6,125	358.6
Construction	85,358	115,214	(25.9)
Consumer - direct	20,741	21,243	(2.4)
Consumer - indirect	14,455	12,336	17.2
Business banking	53,112	57,356	(7.4)

Total loans originated	$235,805	$248,686	(5.2)

             Deposits.  Total deposits decreased $31.7 million to $1.69 billion at March 31, 2001 from $1.72 billion at December 31, 2000, primarily due to decreases in certificates of deposit.  The decrease in the average cost of total deposits noted in the table below was primarily due to the decreases in the rates paid on higher cost certificates of deposit.

             The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	March 31, 2001		December 31, 2000
	Amount	%	Amount	%
	(Dollars in thousands)

Certificates of deposit	$971,232	57.4	$1,015,233	58.9
Savings and money market	397,514	23.5	382,416	22.2
NOW checking	204,928	12.1	203,130	11.8
Noninterest checking	118,829	7.0	123,440	7.1

Total deposits	$1,692,503	100.0	$1,724,219	100.0

Weighted average cost of deposits at end of period	4.21%		4.66%

             Borrowings.  Deposit accounts are Sterling's primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle ("FHLB Seattle"), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At March 31, 2001, the total of such borrowings was $778.3 million, compared with $751.0 million at December 31, 2000, an increase of $27.3 million.  See "Liquidity and Sources of Funds."

Asset and Liability Management

             The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government.  Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV"), or estimated fair value, are subject to fluctuations in interest rates.  For example, some of Sterling's adjustable rate mortgages are indexed to the one-year or five-year U.S. Treasury index or fixed-rate LIBOR swaps curve. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's results of operations.  Currently, Sterling's interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets.  The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

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

             The calculations of present value have certain shortcomings.  The discount rates utilized for loans, investments and ABS are based on estimated nationwide market interest rate levels for similar loans and securities, with prepayment assumptions based on historical experience and market forecasts.  The unique characteristics of Sterling's loans and ABS may not necessarily parallel those in the model.  The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the market value of deposits and FHLB Seattle advances since such deposits and advances are unique to and have certain price and customer relationship advantages for depository institutions.  The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments on the assumption that the resulting cash flows are reinvested in financial instruments with virtually identical terms.

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

	At March 31, 2001			At December 31, 2000
Change in Interest Rate in Basis Points (Rate Shock)	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV
	(Dollars in thousands)

+300	$43,977	1.74%	(62.8)	$50,550	1.94%	(60.4)
+200	76,696	2.98	(35.1)	80,812	3.11	(36.7)
+100	98,293	3.75	(16.9)	104,108	4.00	(18.4)
Static	118,233	4.44	N/A	127,609	4.90	N/A
-100	109,329	4.08	(7.5)	130,460	5.01	2.2
-200	83,983	3.13	(29.0)	112,735	4.33	(11.7)
-300	72,812	2.70	(38.4)	73,483	2.82	(42.4)

             At March 31, 2001, Sterling calculated that its NPV was $118.2 million and that its NPV would decrease by 35.1% and 62.8% if interest rate levels generally were to increase by 2% and 3%, respectively.  This compares with an NPV of $127.6 million at December 31, 2000, which would decline by 36.7% and 60.4% if interest rates generally were to increase by 2% and 3%, respectively.

             Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest–earning assets and the amount of interest–bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap positions to be negative 3.8% and negative 21.4% at March 31, 2001 and 2000, respectively.  Sterling calculated its three–year gap positions to be negative 4.4% and negative 19.9% at March 31, 2001 and 2000, respectively.  The decreases in the negative readings at both the one-year gap position and the three-year gap position were primarily due to accelerated prepayment of interest-earning assets.  Management attempts to maintain Sterling's gap position between positive 10% and negative 25%.  At March 31, 2001, Sterling's gap positions were within limits established by its Board of Directors.

             Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, by the sale of certain long-term fixed-rate loans and investments and by increasing the level of its core deposits, which are generally a lower-cost funding source than borrowings.  There can be no assurance that Sterling will be successful in implementing any of these strategies or that, if implemented, they will have the intended effect of reducing IRR or increasing NII.

Liquidity and Sources of Funds

             As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits decreased to $1.69 billion at March 31, 2001 from $1.72 billion at December 31, 2000, primarily due to run-off of higher-cost certificates of deposit.  At March 31, 2001 and December 31, 2000, securities sold subject to repurchase agreements were $141.8 million and $110.3 million, respectively.  The net increase in these borrowings was primarily used to offset decreases in deposits and to fund loans.  These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings.  Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

             During the three months ended March 31, 2001, cash provided by investing activities consisted primarily of principal and interest payments on loans and ABS and calls of certain investments.  The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.  During the three months ended March 31, 2001, net cash was used in investing activities primarily to fund loans.

             Sterling Savings Bank's credit line with FHLB Seattle provides for borrowings of up to 30% of its total assets.  At March 31, 2001, this credit line represented a total borrowing capacity of $795.6 million, of which $269.2 million was available.  Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements.  At March 31, 2001, Sterling Savings Bank had $141.8 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $177.6 million.  Sterling Savings Bank also had a secured line-of-credit agreement from KeyBank of $10.0 million as of March 31, 2001.  At March 31, 2001, Sterling Savings Bank had no funds drawn on this line of credit.

             Sterling, on a parent company-only basis, had cash and other resources of approximately $5.2 million and a revolving line of credit from KeyBank of $5.0 million at March 31, 2001, with no funds drawn on this line of credit.  At March 31, 2001, Sterling also had $40.0 million outstanding on a $50.0 million non-revolving, variable-rate line of credit from KeyBank.  The KeyBank lines of credit are secured by all of the stock of Sterling Savings Bank and mature on June 1, 2001 and June 1, 2003, respectively.  See Note 3 of "Notes to Consolidated Financial Statements."

             At March 31, 2001 and December 31, 2000, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank.  Sterling's right to receive dividends is subordinate to its pledge of the stock to KeyBank.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $2.5 million during the three months ended March 31, 2001.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings.  Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

             OTS regulations require savings institutions such as Sterling Savings Bank to maintain an average daily balance of liquid assets equal to or greater than a specific percentage (currently 4%) of the average daily balance of net withdrawable accounts and borrowings payable on demand in one year or less during the preceding calendar month.  At March 31, 2001 and December 31, 2000, Sterling Savings Bank's liquidity ratios were 7.0% and 7.7%, respectively.  Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals.  Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and ABS and other potential financing alternatives.  The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

             Sterling's total shareholders' equity was $147.3 million at March 31, 2001 compared with $141.3 million at December 31, 2000.  The increase in total shareholders' equity was primarily due to the increase in retained earnings and a reduction in the unrealized loss on investments and ABS.  Shareholders' equity was 5.6% of total assets at March 31, 2001 compared with 5.3% at December 31, 2000.

             At March 31, 2001, Sterling had an unrealized loss of $1.2 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2000, Sterling had an unrealized loss of $3.6 million, net of related income taxes, on investments and ABS classified as available for sale.  Since the start of 2001, long-term interest rates have significantly declined, decreasing the unrealized loss on investments and ABS.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

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

             Sterling anticipates total capital expenditures of approximately $1.2 million for the remainder of the year ending December 31, 2001.  Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities.  Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements.  There can be no assurance that Sterling’s estimates of capital expenditures or the funding thereof are accurate.

             Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard.  At March 31, 2001, Sterling Savings Bank exceeded all such regulatory capital requirements.

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

             In 1996, the United States Supreme Court ruled in three cases similar to the Goodwill Litigation that the U.S. Government was liable for having breached its acquisition contracts with certain savings associations.  Sterling is encouraged by the Supreme Court's decision, however, the outcome of the Goodwill Litigation cannot be predicted with certainty.

             Sterling's Goodwill Litigation, which had been stayed for almost ten years, has completed the fact discovery phase.  Recently, the expert witness discovery phase of the case commenced.  During this phase, Sterling will present to the Court of Federal Claims Sterling's experts' damages calculations.  Although it is impossible to accurately predict when this effort will be concluded, management anticipates that the expert witness discovery stage will be completed in late 2001 or early 2002 and that, thereafter, Sterling's case will be scheduled for trial in the ensuing two or three years.  Because of the increased level of effort required to bring the case to conclusion, Sterling likely will see an increase in legal expenses over the next few years.

Regulation and Compliance

             Sterling, as a registered thrift holding company, is subject to comprehensive examination and regulation by the OTS.  Sterling Savings Bank, as a Washington State-chartered savings association, is subject to comprehensive regulation and examination by the Washington Supervisor as its chartering authority, the OTS as its primary federal regulator, and by the FDIC, which administers the Savings Association Insurance Fund, which insures Sterling Savings Bank’s deposits to the maximum extent permitted by law.  Sterling Savings Bank is a member of FHLB Seattle, which is one of the twelve regional banks which comprise the FHLB System.  Sterling Savings Bank is further subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

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

             The GLBA, among other things, provides consumers with greater financial privacy by requiring financial institutions to safeguard their nonpublic personal information.  Financial institutions must advise consumers of their policies regarding the sharing of nonpublic personal information with non-affiliated third parties and, in some circumstances, must allow consumers to "opt-out" of such sharing.  Final regulations were promulgated on June 1, 2000 with a mandatory compliance date of July 1, 2001.  Sterling continues to review its policies and procedures and intends to implement the necessary policies and procedures by July 1, 2001.

             One of the continuing challenges for Sterling is to ensure compliance with the many laws and regulations applicable to banking.  These laws and regulations include the federal Home Mortgage Disclosure Act, Expedited Funds Availability Act, Flood Disaster Protection Act, Electronic Fund Transfers Act, Real Estate Settlement and Procedures Act, Bank Secrecy Act and many others.  During the quarter ended June 30, 1999, Sterling entered into an agreement with the OTS pursuant to which Sterling has developed a comprehensive compliance program.  As part of the compliance program, management and the Board of Directors are jointly working to ensure that Sterling’s policies and procedures regarding compliance with pertinent laws are appropriate, compliance staffing is increased and compliance staff members are adequately trained.  Management is committed to meeting and exceeding the requirements of the compliance program.

New Accounting Pronouncements

             In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value.  In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued.  SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000.  As required, Sterling adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001.  The adoption of this standard did not have a material effect on the consolidated financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

             For a discussion of Sterling's market risks, see "Management's Discussion and Analysis – Asset and Liability Management."

PART II – Other Information

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

             None.

Item 3 -  Defaults Upon Senior Securities

             None.

Item 4 -  Submission of Matters to a Vote of Security Holders

             None.

Item 5 -  Other Information

             None.

Item 6 - Exhibits and Reports on Form 8–K

(a)	Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation of Registrant and Articles of Amendment of Restated Articles of Incorporation. Filed as Exhibits 3.1 and 3.2, respectively, to Registrant’s Form S–4 dated November 7, 1994 and incorporated by reference herein.

3.2	Copy of Bylaws of Registrant (amended and restated as of May 24, 1999). Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10–K for the year ended December 31, 1999 and incorporated by reference herein.

	4.1	Reference is made to Exhibits 3.1 through 3.3.
4.2	The Registrant has outstanding certain long–term debt. None of such debt exceeds ten percent of Registrant’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long–term debt will be furnished to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8–K. During the quarter ended March 31, 2001, there were no reports filed.

Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

May 10, 2001	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Senior Vice President – Finance, Assistant Secretary, and Principal Financial Officer

May 10, 2001	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer