Form 10-Q
period 2001-06-30
STERLING FINANCIAL CORP /WA/
filed 2001-08-03
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   June 30, 2001

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding as of June 30, 2001

Common Stock ($1.00 par value)	8,927,247

STERLING FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2001

PART I - Financial Information
Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Interest bearing	$2,602	$3,466
Non-interest bearing and vault	56,570	57,129
Restricted	1,290	1,915
Investments and asset-backed securities ("ABS"):
Available for sale	528,955	476,732
Held to maturity	8,779	9,450
Loans receivable, net	1,896,865	1,965,927
Loans held for sale	6,670	1,489
Accrued interest receivable (including $2,585 and $3,479 on investments and ABS)	15,116	18,455
Real estate owned, net	4,895	6,407
Office properties and equipment, net	49,128	50,220
Other intangibles, net	47,299	49,998
Mortgage servicing rights, net	1,574	349
Prepaid expenses and other assets, net	39,505	11,172

Total assets	$2,659,248	$2,652,709

LIABILITIES:
Deposits	$1,702,331	$1,724,219
Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")	535,397	530,652
Securities sold subject to repurchase agreements	130,975	110,326
Other borrowings	110,000	110,000
Cashiers checks issued and payable	12,403	17,529
Borrowers' reserves for taxes and insurance	1,355	1,649
Accrued interest payable	8,980	9,616
Accrued expenses and other liabilities	8,048	7,380

Total liabilities	2,509,489	2,511,371

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 8,927,247 and 8,911,150 shares issued and outstanding	8,927	8,911
Additional paid-in capital	78,066	78,035
Accumulated other comprehensive income (loss):
Unrealized losses on investments and ABS available-for-sale, net of deferred income taxes of $1,383 and $1,915	(2,568)	(3,558)
Retained earnings	65,334	57,950

Total shareholders' equity	149,759	141,338

Total liabilities and shareholders' equity	$2,659,248	$2,652,709

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Dollars in thousands, except per share data)

Interest income:
Loans	$42,224	$42,467	$86,337	$81,814
ABS	6,082	5,526	11,306	11,178
Investments and cash equivalents	1,328	2,586	3,813	5,465

Total interest income	49,634	50,579	101,456	98,457

Interest expense:
Deposits	16,778	17,729	35,702	34,457
Short-term borrowings	2,225	2,476	3,711	5,423
Long-term borrowings	10,361	10,393	21,500	19,212

Total interest expense	29,364	30,598	60,913	59,092

Net interest income	20,270	19,981	40,543	39,365

Provision for losses on loans	(1,475)	(1,100)	(2,875)	(2,200)

Net interest income after provision for losses on loans	18,795	18,881	37,668	37,165

Other income:
Fees and service charges	3,270	3,045	6,383	5,931
Mortgage banking operations	1,106	466	1,728	701
Loan servicing fees	293	221	585	442
Net gains on sales of securities	0	1	357	1
Real estate owned operations	(184)	60	(306)	88
Other noninterest income	84	0	84	0

Total other income	4,569	3,793	8,831	7,163

Operating expenses (Note 5)	17,557	17,315	35,161	33,709

Income before income taxes	5,807	5,359	11,338	10,619

Income tax provision	(2,008)	(1,983)	(3,954)	(3,929)

Net income	$3,799	$3,376	$7,384	$6,690

Income per share - basic	$0.43	$0.38	$0.83	$0.75

Income per share - diluted	$0.42	$0.38	$0.82	$0.75

Weighted average shares outstanding - basic	8,922,078	8,909,680	8,918,566	8,906,729

Weighted average shares outstanding - diluted	9,083,895	8,933,803	9,034,121	8,927,670

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,384	$6,690
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	3,103	2,200
Stock dividends on FHLB Seattle stock	(1,252)	(1,133)
Net gain on sales of loans, investments and ABS	(1,987)	(291)
Net gain (loss) on sales of real estate owned	(58)	(149)
Depreciation and amortization	5,519	5,390
Change in:
Accrued interest receivable	3,339	(408)
Prepaid expenses and other assets	(30,299)	(1,422)
Cashiers checks issued and payable	(5,126)	(1,488)
Accrued interest payable	(636)	2,599
Accrued expenses and other liabilities	668	1,980
Proceeds from sales of loans	188,376	32,202
Real estate loans originated for sale	(186,750)	(31,913)

Net cash provided by (used in) operating activities	(17,719)	14,257

Cash flows from investing activities:
Change in restricted cash	625	(9,254)
Loans disbursed	(397,439)	(669,167)
Loan principal received	454,313	508,840
Purchase of investments	0	(19,912)
Proceeds from maturities of investments	82,291	20,137
Proceeds from sales of available-for-sale investments	9,953	2,138
Purchase of ABS	(193,487)	0
Principal payments on ABS	34,868	19,979
Proceeds from sales of ABS	17,596	0
Purchase of office properties and equipment	(1,161)	(769)
Improvements and other changes to real estate owned	370	(766)
Proceeds from sales and liquidation of real estate owned	5,108	4,365

Net cash provided by (used in) investing activities	13,037	(144,409)

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$17,365	$(24,291)
Proceeds from issuance of certificates of deposit	311,559	297,225
Payments for maturing certificates of deposit	(387,294)	(270,338)
Interest credited to deposits	36,482	33,352
Advances from FHLB Seattle	49,000	285,000
Repayment of FHLB Seattle advances	(44,255)	(249,066)
Net change in securities sold subject to repurchase agreements and funds purchased	20,649	23,872
Proceeds from other borrowings	0	4,000
Proceeds from exercise of stock options, net of repurchases	47	56
Other	(294)	533

Net cash provided by financing activities	3,259	100,343

Net change in cash and cash equivalents	(1,423)	(29,809)
Cash and cash equivalents, beginning of period	60,595	95,586

Cash and cash equivalents, end of period	$59,172	$65,777

Supplemental disclosures:
Cash paid during the period for:
Interest	$62,101	$56,493
Income taxes	4,267	2,369

Noncash financing and investing activities:
Loans converted into real estate owned	4,137	2,819

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Dollars in thousands)

Net income	$3,799	$3,376	$7,384	$6,690

Other comprehensive income:
Change in unrealized gains (losses) on investments and ABS available-for-sale	(2,109	2,386	1,523	(1,372
Less deferred income taxes	(738)	835	533	(480)

Net other comprehensive income (loss)	(1,371)	1,551	990	(892)

Comprehensive income	$2,428	$4,927	$8,374	$5,798

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

1.          General:

Notes to the December 31, 2000 consolidated financial statements, as set forth in Sterling Financial Corporation's ("Sterling's") December 31, 2000 Annual Report on Form 10–K, substantially apply to these interim consolidated financial statements as of and for the three and six months ended June 30, 2001 and are not repeated here.  All financial statements presented are unaudited.  The December 31, 2000 consolidated balance sheet, however, was derived from the audited balance sheet as of that date.

2.          Interim Financial Statements:

The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

3.          Other Borrowings:

The following table details Sterling's other borrowings:
	June 30, 2001	December 31, 2000

	(Dollars in thousands)

Advances on non-revolving line of credit(1)	$40,000	$40,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinate deferrable interest debentures of Sterling (3)	40,000	40,000
Floating Rate Notes Due 2006(4)	30,000	30,000

Total other borrowings	$110,000	$110,000

(1)               Sterling has a $50.0 million non-revolving, variable-rate, line-of-credit agreement with KeyBank National Association ("KeyBank"), of which $40.0 million was outstanding at June 30, 2001.  This line of credit matures on June 1, 2003.  Through May 31, 2002, interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.50% (6.50% at June 30, 2001) and is payable monthly.  On June 1, 2002, the interest rate adjusts to LIBOR plus 2.75%.  This line of credit, as well as the line of credit referred to in footnote (2) below, is collateralized by all of the stock of Sterling Savings Bank.  See Note 8 of "Notes to Consolidated Financial Statements."

(2)          Sterling has a $5.0 million revolving line-of-credit agreement with KeyBank.  This line of credit matures on June 1, 2002.  The interest rate is adjustable monthly at KeyBank's prime interest rate (6.75% at June 30, 2001).  At June 30, 2001, no amounts were outstanding under this agreement.

(3)               Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures-I") to Sterling Capital Trust I ("Trust-I"), a Delaware business trust, in which Sterling owns all of the common equity.  The sole asset of Trust-I is the Junior Subordinated Debentures-I.  The Trust issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust-I Preferred Securities") to investors.  Sterling's obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I's obligations under the Trust-I Preferred Securities.  The Trust-I Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures-I and related Trust-I Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.  The Trust-I Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-I in 2027.  See Note 8 of "Notes to Consolidated Financial Statements."

(4)               Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At June 30, 2001, Sterling could incur approximately $22.8 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $11.4 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (6.39% until September 15, 2001) and is adjustable and payable quarterly.  The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

4.          Income Per Share:

The following table presents the basic and diluted income per share computations:
	Three Months Ended June 30,

	2001			2000

	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$3,799,000	8,922,078	$0.43	$3,376,000	8,909,680	$0.38

Effect of dilutive securities:
Common stock options	0	161,817		0	24,123

Diluted computations	$3,799,000	9,083,895	$0.42	$3,376,000	8,933,803	$0.38

Antidilutive options not included in diluted income per share		67,000			656,236

	Six Months Ended June 30,

	2001			2000

	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

	$7,384,000	8,918,566	$0.83	$6,690,000	8,906,729	$0.75

Effect of dilutive securities:
Common stock options	0	115,555		0	20,941

Diluted computations	$7,384,000	9,034,121	$0.82	$6,690,000	8,927,670	$0.75

Antidilutive options not included in diluted income per share		184,000			656,236

5.          Operating Expenses:

The following table details Sterling’s components of total operating expenses:
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Dollars in thousands)

Employee compensation and benefits	$8,207	$8,015	$16,526	$16,132
Occupancy and equipment	2,736	2,595	5,523	5,125
Depreciation	1,135	1,129	2,254	2,254
Amortization of intangible assets	1,346	1,398	2,699	2,795
Advertising	764	653	1,217	1,202
Data processing	1,319	1,421	2,658	2,862
Insurance	189	177	370	352
Legal and accounting	410	383	876	737
Travel and entertainment	446	376	830	774
Goodwill litigation costs	255	250	515	350
Other	750	918	1,693	1,126

Total operating expenses	$17,557	$17,315	$35,161	$33,709

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

The following table summarizes information related to Sterling's residential mortgage banking operations:
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Dollars in thousands)
Revenues:
Gains on sales of residential loans	$288	$99	$475	$184
Other fees and income	1,749	1,738	3,547	3,372

Total revenues	2,037	1,837	4,022	3,556
Identifiable expenses	(965)	(1,071)	(1,938)	(2,160)

Income before income taxes	$1,072	$766	$2,084	$1,396

Identifiable assets	$8,642	$12,699	$8,642	$12,699

Depreciation and amortization expense	$33	$30	$69	$59

Capital expenditures for office properties and equipment	$9	$57	$16	$118

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

The following table summarizes information related to Sterling's commercial real estate lending operations:
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Dollars in thousands)

Revenues:
Gains on sales of commercial real estate loans	$34	$82	$148	$106
Other fees and income	1,306	1,165	2,554	1,982

Total revenues	1,340	1,247	2,702	2,088
Identifiable expenses	(414)	(374)	(959)	(777)

Income before income taxes	$926	$873	$1,743	$1,311

Identifiable assets	$11,623	$18,293	$11,623	$18,293

Depreciation and amortization expense	$4	$5	$8	$8

Capital expenditures for office properties and equipment	$1	$18	$1	$33

Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

The following is a reconciliation of certain segment operations to the amounts reported in the consolidated financial statements:
		Mortgage Banking Operations

	Banking Operations	Residential	Commercial Real Estate	Total

	(Dollars in thousands)
As of and for the three months ended June 30, 2001:
Interest income	$47,029	$1,476	$1,129	$49,634
Other income	3,979	379	211	4,569
Income before taxes	3,810	1,071	926	5,807
Total assets	2,638,983	8,642	11,623	2,659,248

As of and for the three months ended June 30, 2000:
Interest income	$48,298	$1,454	$827	$50,579
Other income	3,464	127	202	3,793
Income before taxes	3,720	766	873	5,359
Total assets	2,617,253	12,699	18,293	2,648,245

As of and for the six months ended June 30, 2001:
Interest income	$96,417	$2,963	$2,076	$101,456
Other income	7,591	614	626	8,831
Income before taxes	7,657	1,938	1,743	11,338
Total assets	2,638,983	8,642	11,623	2,659,248

As of and for the six months ended June 30, 2000:
Interest income	$94,172	$2,844	$1,441	$98,457
Other income	6,706	224	233	7,163
Income before taxes	7,912	1,396	1,311	10,619
Total assets	2,617,253	12,699	18,293	2,648,245

8.          Subsequent Events:

Sterling issued $24.7 million of 10.25% junior subordinated deferrable interest debentures ("Junior Subordinated Debentures-II") to Sterling Capital Trust II ("Trust-II"), a Delaware business trust, in which Sterling owns all of the common equity.  The sole asset of Trust-II is the Junior Subordinated Debentures–II.  Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities ("Trust-II Preferred Securities") to investors.  Sterling's obligations under the Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II's obligations under the Trust-II Preferred Securities.  The Trust-II Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures-II and related Trust-II Preferred Securities mature on July 25, 2031 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.  The Trust-II Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-II in 2031.  Sterling used $15.0 million of the proceeds to pay down its KeyBank debt and contributed approximately $9.0 million to Sterling Savings Bank to enhance its capital position and fund its growth.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION
Comparison of the Three and Six Months Ended June 30, 2001 and 2000

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

             Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy.  Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base.  With $2.66 billion in total assets at June 30, 2001, Sterling attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon.  Sterling also markets tax–deferred annuities, mutual funds and other financial products through Harbor Financial.

             Recently, Sterling has taken steps to enhance its capital resources.  Late in June, Sterling announced the signing of a definitive agreement to acquire Source Capital Corporation, which had assets of $61.7 million and capital of $14.0 million at March 31, 2001.  Sterling anticipates this transaction, which is subject to the approval of the Source shareholders, will close in the fourth quarter of 2001.  This acquisition is expected to enhance Sterling's capital position by approximately $10.0 million.

             On July 16, 2001, Sterling, through its Sterling Capital Trust II, issued $24.0 million of 10.25% Cumulative Capital Securities (the "Trust-II Preferred Securities”) to investors. The Trust-II Preferred Securities are treated as debt of Sterling and mature on June 30, 2031.  Sterling used $15.0 million of the proceeds to pay down its KeyBank debt and contributed approximately $9.0 million to Sterling Savings Bank to fund its growth.

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

Results of Operations

             Overview.  Sterling recorded net income of $3.8 million, or $0.42 per diluted share, for the three months ended June 30, 2001, compared with net income of $3.4 million, or $0.38 per diluted share, for the three months ended June 30, 2000.  Sterling recorded net income of $7.4 million, or $0.82 per diluted share, for the six months ended June 30, 2001.  This compares with net income of $6.7 million, or $0.75 per diluted share, for the six months ended June 30, 2000.  The increase in net income for both periods reflected an increase in other income and net interest income.

             Financial Highlights for the quarter are:

•	On a core earnings basis, excluding the goodwill litigation expense, earnings per diluted share were $0.44 for the period ended June 30, 2001, compared to $0.40 for the period ended June 30, 2000, an increase of 10.0%.

•	Book value per outstanding share increased to $16.78 at June 30, 2001 from $13.86 at June 30, 2000.
•	Sterling announced the acquisition of Source Capital (NASDAQ: SOCC), which had assets of $61.7 million and capital of $14.0 million at March 31, 2001.
•	Fee and service charge income of $3.3 million increased by 7.4% during the second quarter versus the prior year's comparable period.
•	Transaction account deposits increased to $733.3 million from $684.5 million at June 30, 2000, a growth rate of 7.1%.
•	Mortgage banking operations income increased to $1.1 million for the second quarter of 2001 compared with $466,000 for the quarter ended June 30, 2000, primarily due to a higher level of loan sales during the quarter.

•	Loan originations increased 25.7% to $384.5 million during the three months ended June 30, 2001, compared with $305.9 million during the same period last year.
•	Asset quality measures improved with nonperforming assets declining by 26.0% during the quarter to $13.5 million and the loan loss allowance increased to 0.92% of total loans.

             Operating cash earnings, operating cash earnings per common share and the ratios given below exclude amortization of intangible assets of $881,000, $881,000, $1.8 million and $1.8 million, which are net of related income taxes for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Operating cash earnings (dollars in thousands)	$4,680	$4,257	$9,142	$8,451
Operating cash earnings per common share - diluted	0.52	0.48	1.01	0.95
Operating cash return on average assets (annualized)	0.71%	0.65%	0.69%	0.65%
Operating cash return on average commonshareholders' equity (annualized)	12.6%	14.2%	12.6%	14.2%

             The annualized return on average assets was 0.57% and 0.52% for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001 and 2000, the annualized return on average assets was 0.56% and 0.52%, respectively.  The increases in the ratios were primarily due to the increase in other income.

             The annualized return on average equity was 10.2% and 11.3% for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001 and 2000, the annualized return on average equity was 10.2% and 11.2%, respectively.  The decreases in the ratios were primarily due to the increase in average equity reflecting the decrease in the unrealized loss on investments and ABS component of equity.

             Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended June 30, 2001 and 2000, NII was $20.3 million and $20.0 million, respectively, representing an increase of 1.4%.  During the six months ended June 30, 2001 and 2000, NII was $40.5 million and $39.4 million, respectively, an increase of 3.0%.

             Changes in NII result from changes in volume, net interest spread and net interest margin.  Volume refers to the dollar level of interest–earning assets and interest–bearing liabilities.  Net interest spread refers to the difference between the yield on interest–earning assets and the rate paid on interest–bearing liabilities.  Net interest margin refers to NII divided by total interest–earning assets and is influenced by the level and relative mix of interest–earning assets and interest–bearing liabilities.  The increase in NII during the three months ended June 30, 2001, compared to the same period in 2000, was primarily due to a change in the mix of interest-bearing liabilities.  The increase in NII during the six months ended June 30, 2001 was primarily due to the increase in average loans.

             During the three months ended June 30, 2001 and 2000, the volume of average interest-earning assets was $2.48 billion and $2.44 billion, respectively.  For the three months ended June 30, 2001, average loans increased by $75.5 million, while average investments and ABS decreased by $77.6 million over the same period in 2000.  Net interest spread during these periods was 2.98% and 3.08%, respectively.  The net interest margin for the three months ended June 30, 2001 and 2000 was 3.27% and 3.28%, respectively.  Net interest spread decreased primarily due to the yield on loans which repriced more rapidly than the costs of deposits and borrowings.

             During the six months ended June 30, 2001 and 2000, the volume of average interest-earnings assets was $2.49 billion and $2.41 billion, respectively.  Net interest spread during these periods was 3.00% and 3.11%, respectively.  The net interest margin for the six months ended June 30, 2001 and 2000 was 3.28% and 3.29%, respectively.  The decrease in the net interest spread for the six months ended June 30, 2001, compared with the same period in 2000, was primarily due to an increase in the cost of long-term borrowings.

             Management believes that recent interest rate reductions will have a positive impact on net interest margin and NII for the entire fiscal year, although there can be no assurance in this regard.  The impact of recent interest rate reductions was minimal on the second quarter results because of the magnitude of interest rate reductions over a relatively short period of time.  Interest rate changes have a greater initial impact on loan yields than on the cost of deposits and borrowings as variable-rate loans reprice immediately and borrowings and certificates of deposit reprice according to maturity schedules.

             Provision for Losses on Loans.  Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income.  The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

             Sterling recorded provisions for losses on loans of $1.5 million and $1.1 million for the three months ended June 30, 2001 and 2000, respectively.  Sterling recorded provisions for losses on loans of $2.9 million and $2.2 million for the six months ended June 30, 2001 and 2000, respectively.  Management anticipates that its provisions for losses on loans will continue to increase in the future as Sterling originates more commercial real estate, construction, business banking and consumer loans.  At June 30, 2001, Sterling's total classified assets were $29.3 million, compared with $26.9 million at December 31, 2000.  At June 30, 2001, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.54%, compared with 0.64% at June 30, 2000.  Total nonperforming loans were $8.6 million at June 30, 2001, compared with $11.6 million at June 30, 2000.  The decrease in nonperforming loans was primarily attributable to decreases in the balances of certain nonperforming commercial real estate and construction loans.  Management believes that Sterling's asset quality remains at acceptable levels given the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans.

             Management believes the provisions for losses on loans for the three and six months ended June 30, 2001 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard.  Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

             Other Income.  The following table summarizes the components of other income for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Dollars in thousands)
Fees and service charges	$3,270	$3,045	$6,383	$5,931
Mortgage banking operations	1,106	466	1,728	701
Loan servicing fees	293	221	585	442
Net gains on sales of securities	0	1	357	1
Real estate owned operations	(184)	60	(306)	88
Other noninterest income	84	0	84	0

Total other income	$4,569	$3,793	$8,831	$7,163

             Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans.  The increase for the three and six months ended June 30, 2001, compared with the three and six months ended June 30, 2000, was primarily due to the implementation of new service charges on and a greater number of transaction accounts.

             The following table summarizes loan originations and sales of loans for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Dollars in millions)
Originations of one- to four-family permanent mortgage loans	$45.1	$28.1	$71.2	$53.7
Sales of residential loans	135.8	11.5	148.5	20.1
Sales of commercial real estate loans	9.0	15.3	38.2	16.6
Principal balances of mortgage loans serviced for others	321.5	208.8	321.5	208.8

             The increase in income from mortgage banking operations, for the three and six months ended June 30, 2001 compared to the same period in 2000, was primarily due to increased residential mortgage activity including the sale of $104.1 million of residential loans held in portfolio, resulting in a gain of $570,000.

             During the six months ended June 30, 2001, Sterling sold approximately $27.2 million of investments and ABS, resulting in net gains of $357,000.

             During the three and six months ended June 30, 2001, the increase in other noninterest income was primarily due to earnings from changes in the cash surrender value of bank-owned life insurance.

             Operating Expenses.  Operating expenses were $17.6 million and $17.3 million for the three months ended June 30, 2001 and 2000, respectively.  During the six months ended June 30, 2001 and 2000, operating expenses were $35.2 million and $33.7 million, respectively.  The higher level of operating expenses was primarily a result of expanded staffing in Sterling's branch delivery network, an increase in employee benefits and increased occupancy costs.

             Employee compensation and benefits were $8.2 million and $8.0 million for the three months ended June 30, 2001 and 2000, respectively.  During the six months ended June 30, 2001 and 2000, employee compensation and benefits were $16.5 million and $16.1 million, respectively.  The increases reflected increased mortgage banking staff and additional staff for Sterling's Internet banking operations.  At June 30, 2001, full-time-equivalent employees were 837, compared with 817 at June 30, 2000.

             Goodwill litigation expenses were $255,000 and $250,000 for the three months ended June 30, 2001 and 2000, respectively.  During the six months ended June 30, 2001 and 2000, goodwill litigation expenses were $515,000 and $350,000, respectively.  The increase primarily reflected the completion of the fact discovery phase and commencement of the expert discovery phase of Sterling's goodwill litigation.  Because of the increased level of effort required to bring the case to conclusion, Sterling will likely see an increase in these costs over the next few years.

             Occupancy and equipment expenses were $2.7 million and $2.6 million for the three months ended June 30, 2001 and 2000, respectively.  During the six months ended June 30, 2001 and 2000, occupancy and equipment expenses were $5.5 million and $5.1 million, respectively.  The increase reflected higher utility costs.

             Other expenses were $750,000 and $918,000 for the three months ended June 30, 2001 and 2000, respectively.  The decrease was primarily due to lower costs realized from in-house check and statement processing.  For the six months ended June 30, 2001 and 2000, other expenses were $1.7 million and $1.1 million, respectively.  The increase in other expenses for the six-month period ended June 30, 2001, compared with last year's comparable period, was primarily due to lower loan processing expenses in the June 2000 period, offset by lower costs for check and statement processing.

             Income Tax Provision.  Sterling recorded federal and state income tax provisions of $2.0 million and $2.0 million for the three months ended June 30, 2001 and 2000, respectively.  Tax provisions were $4.0 million and $3.9 million for the six months ended June 30, 2001 and 2000, respectively.  The effective tax rates during these periods approximated the applicable statutory federal and state income tax rates.

Financial Position

             Assets.  At June 30, 2001, Sterling's assets were $2.66 billion, substantially unchanged from $2.65 billion at December 31, 2000.

             Investments and ABS.  Sterling's investment and ABS portfolio at June 30, 2001 was $537.7 million, an increase of $51.5 million from the December 31, 2000 balance of $486.2 million.  The increase was primarily due to net purchases of ABS.

             Cash and Cash Equivalents.  At June 30, 2001, Sterling's cash and cash equivalents were $60.5 million, compared with $62.5 million at December 31, 2000.  The decrease primarily reflects a decrease in interest-bearing cash held as funds sold at quarter-end.

             Loans Receivable.  At June 30, 2001, gross loans receivable were $1.92 billion, down $69.3 million from $1.99 billion at December 31, 2000.  The decrease was primarily due to the sale of $104.1 million of residential real estate loans.  This was partially offset by increased loan originations.  During the three months ended June 30, 2001, total loan originations were $384.5 million compared with $305.9 million for the prior year’s comparable quarter.  The most significant increase in loan originations during the three-month period was in business banking and residential lending.  During the six months ended June 30, 2001 and 2000, total loan originations were $620.3 million and $554.6 million, respectively.  The most significant increase in loan originations during the six-month period was in commercial real estate lending.  See the loan origination table below.

             The following table sets forth the composition of Sterling's loan portfolio at the dates indicated.  Loan balances exclude unearned discounts and premiums, deferred loan origination costs and fees or allowances for loan losses.

	June 30, 2001		December 31, 2000

	Amount	%	Amount	%

	(Dollars in thousands)
Residential	$301,576	15.7	$410,548	20.7
Multifamily	147,237	7.7	163,675	8.2
Commercial real estate	378,116	19.7	348,367	17.5
Construction	369,746	19.3	377,206	19.0
Consumer – direct	238,745	12.4	235,423	11.8
Consumer – indirect	41,486	2.2	17,368	0.9
Business banking	441,690	23.0	435,284	21.9

Total loans receivable	$1,918,596	100.0	$1,987,871	100.0

Weighted average yield at end of period	8.64%		8.86%

             The following table sets forth Sterling's loan originations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,

	2001	2000	% Change	2001	2000	% Change

	(Dollars in thousands)
Residential	$45,068	$28,144	60.1	$71,233	$53,656	32.8
Multifamily	3,150	24,625	(87.2)	11,036	35,525	(68.9)
Commercial real estate	40,821	15,897	156.8	68,909	22,022	212.9
Construction	137,651	117,595	17.1	223,009	232,809	(4.2)
Consumer - direct	31,191	30,129	3.5	51,932	51,372	1.1
Consumer - indirect	15,429	14,070	9.7	29,884	26,406	13.2
Business banking	111,161	75,425	47.4	164,273	132,781	23.7

Total loans originated	$384,471	$305,885		$620,276	$554,571

             Other Assets.  Other assets increased to $39.5 million from $11.2 million at December 31, 2000.  The increase was primarily due to the purchase of $30.0 million of bank-owned life insurance ("BOLI") used to fund employee benefit costs.  The increases in the cash surrender value of the policies will be reflected in other noninterest income.  See "Other Income."

             Deposits.  Total deposits decreased $21.9 million to $1.70 billion at June 30, 2001 from $1.72 billion at December 31, 2000, primarily due to decreases in certificates of deposit.  The decrease in the average cost of total deposits noted in the table below was primarily due to the decreases in the rates paid on higher cost certificates of deposit.

The following table sets forth the composition of Sterling’s deposits at the dates indicated.
	June 30, 2001		December 31, 2000

	Amount	%	Amount	%

	(Dollars in thousands)
Certificates of deposit	$969,037	56.9	$1,015,233	58.9
Savings and money market	399,312	23.5	382,416	22.2
NOW checking	205,133	12.0	203,130	11.8
Noninterest checking	128,849	7.6	123,440	7.1

Total deposits	$1,702,331	100.0	$1,724,219	100.0

Weighted average cost of deposits at end of period	3.76%		4.66%

             Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle ("FHLB Seattle"), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At June 30, 2001, the total of such borrowings was $776.4 million, compared with $751.0 million at December 31, 2000, an increase of $25.4 million.  See "Liquidity and Sources of Funds."

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

	At June 30, 2001			At December 31, 2000

Change in Interest Rate in Basis Points (Rate Shock)	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV

	(Dollars in thousands)
+300	$43,958	1.74%	(59.3)	$50,550	1.94%	(60.4)
+200	69,327	2.70	(35.9)	80,812	3.11	(36.7)
+100	87,669	3.36	(18.9)	104,108	4.00	(18.4)
Static	108,125	4.08	N/A	127,609	4.90	N/A
-100	93,278	3.51	(13.7)	130,460	5.01	2.2
-200	85,591	3.20	(20.8)	112,735	4.33	(11.7)
-300	76,465	2.83	(29.3)	73,483	2.82	(42.4)

             At June 30, 2001, Sterling calculated that its NPV was $108.1 million and that its NPV would decrease by 35.9% and 59.3% if interest rate levels generally were to increase by 2% and 3%, respectively.  This compares with an NPV of $127.6 million at December 31, 2000, which would decline by 36.7% and 60.4% if interest rates generally were to increase by 2% and 3%, respectively.

             Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest–earning assets and the amount of interest–bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap positions to be negative 4.3% and negative 15.0% at June 30, 2001 and 2000, respectively.  Sterling calculated its three–year gap positions to be negative 1.1% and negative 18.1% at June 30, 2001 and 2000, respectively.  The decreases in the negative readings at both the one-year gap position and the three-year gap position were primarily due to accelerated prepayment of interest-earning assets.  Management attempts to maintain Sterling's gap position between positive 10% and negative 25%.  At June 30, 2001, Sterling's gap positions were within limits established by its Board of Directors.

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

Liquidity and Sources of Funds

             As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits decreased to $1.70 billion at June 30, 2001 from $1.72 billion at December 31, 2000, primarily due to run-off of higher-cost certificates of deposit.  At June 30, 2001 and December 31, 2000, securities sold subject to repurchase agreements were $131.0 million and $110.3 million, respectively.  The net increase in these borrowings was primarily used to offset decreases in deposits and to fund loans.  These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings.  Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

             During the six months ended June 30, 2001, cash provided by investing activities consisted primarily of principal and interest payments on loans and ABS and calls of certain investments.  The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.  During the six months ended June 30, 2001, net cash was provided by investing activities primarily by loan principal payments.  During the six months ended June 30, 2001, net cash used in operating activities consisted primarily of purchases of BOLI.

             Sterling Savings Bank's credit line with FHLB Seattle provides for borrowings of up to 30% of its total assets.  At June 30, 2001, this credit line represented a total borrowing capacity of $797.8 million, of which $262.4 million was available.  Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements.  At June 30, 2001, Sterling Savings Bank had $131.0 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $275.0 million.  Sterling Savings Bank also had a secured line-of-credit agreement from KeyBank of $10.0 million as of June 30, 2001.  At June 30, 2001, Sterling Savings Bank had no funds drawn on this line of credit.

             Sterling, on a parent company-only basis, had cash and other resources of approximately $5.3 million and a revolving line of credit from KeyBank of $5.0 million at June 30, 2001, with no funds drawn on this line of credit.  At June 30, 2001, Sterling also had $40.0 million outstanding on a $50.0 million non-revolving, variable-rate line of credit from KeyBank.  The KeyBank lines of credit are secured by all of the stock of Sterling Savings Bank and mature on June 1, 2002 and June 1, 2003, respectively.  See Note 3 of "Notes to Consolidated Financial Statements."

             In July 2001, Sterling issued $24.7 million of 10.25% junior subordinated deferrable interest debentures.  See Note 8 of "Notes to Consolidated Financial Statements."

             At June 30, 2001 and December 31, 2000, Sterling had an investment of $95.1 million in the Preferred Stock of Sterling Savings Bank.  Sterling's right to receive dividends is subordinate to its pledge of the stock to KeyBank.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $5.0 million during the six months ended June 30, 2001.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings.  Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

             Sterling Savings Bank's strategy is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals.  Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments.  Sterling Savings Bank's liquidity may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

             Sterling's total shareholders' equity was $149.8 million at June 30, 2001 compared with $141.3 million at December 31, 2000.  The increase in total shareholders' equity was primarily due to the increase in retained earnings and a reduction in the unrealized loss on investments and ABS.  Shareholders' equity was 5.6% of total assets at June 30, 2001 compared with 5.3% at December 31, 2000.

             At June 30, 2001, Sterling had an unrealized loss of $2.6 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2000, Sterling had an unrealized loss of $3.6 million, net of related income taxes, on investments and ABS classified as available for sale.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

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

             Sterling has issued and outstanding $40.0 million of Trust-I Preferred Securities.  The indenture governing the Trust-I Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or to make other capital distributions.  The Trust-I Preferred Securities are treated as debt of Sterling.  The Trust-I Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling on June 30, 2002 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

             In July 2001, Sterling issued $24.7 million of 10.25% junior subordinated deferrable interest debentures.  See Note 8 of "Notes to Consolidated Financial Statements."

             Sterling anticipates total capital expenditures of approximately $847,000 for the remainder of the year ending December 31, 2001.  Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities.  Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements.  There can be no assurance that Sterling’s estimates of capital expenditures or the funding thereof are accurate.

             Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard.  At June 30, 2001, Sterling Savings Bank exceeded all such regulatory capital requirements.

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

             Sterling is subject to many laws and regulations applicable to banking activities.  These laws and regulations include the federal Home Mortgage Disclosure Act, Expedited Funds Availability Act, Flood Disaster Protection Act, Electronic Fund Transfers Act, Real Estate Settlement and Procedures Act, Bank Secrecy Act and many others.  Sterling has an ongoing compliance program to ensure compliance with applicable banking laws and regulations.

New Accounting Pronouncements

             In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value.  In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued.  SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000.  As required, Sterling adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001.  The adoption of this standard did not have a material effect on the consolidated financial statements.

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

             None.

Item 3 -  Defaults Upon Senior Securities

             None.

Item 4 -  Submission of Matters to a Vote of Security Holders

             Sterling's Annual Meeting of Shareholders ("the Meeting") was held on April 24, 2001.  The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

(1)         Elect three Directors to serve for the following terms:

                           Terms expiring in the year 2004:

Ned M. Barnes	Votes for: 7,630,297	Withheld: 306,452
James P. Fugate	Votes for: 7,624,571	Withheld: 312,178
Robert D. Larrabee	Votes for: 7,630,591	Withheld: 306,158

                                                     Approximate Broker Non-votes:  0

(2)         Ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the year ending December 31, 2001 and any interim periods.  The proposal received the following votes:
For:	7,574,894	Against: 337,703
Abstain:	24,152	Approximate Broker Non-votes: 0

(3)         To approve the Sterling Financial Corporation 2001 Long-Term  Incentive Plan.  The proposal received the following votes:
For:	4,272,533	Against: 737,185
Abstain:	477,498	Approximate Broker Non-votes: 0

             There was no solicitation in opposition to management's proposals or nominees.

Item 5 -  Other Information

             None.

Item 6 - Exhibits and Reports on Form 8–K

(a)	Exhibit No.	Exhibit

2.1	Agreement and Plan of Reorganization, by and between Sterling Financial Corporation, Sterling Interim Corporation and Source Capital Corporation, dated as of June 27, 2001. Filed as Annex A to Sterling's Form S-4 dated August 3, 2001 and incorporated by reference herein.

3.1	Restated Articles of Incorporation of Registrant and Articles of Amendment of Restated Articles of Incorporation. Filed as Exhibits 3.1 and 3.2, respectively, to Registrant’s Form S–4 dated November 7, 1994 and incorporated by reference herein.

3.2	Copy of Bylaws of Registrant (amended and restated as of May 24, 1999). Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10–K for the year ended December 31, 1999 and incorporated by reference herein.

	4.1	Reference is made to Exhibits 3.1 through 3.3.
4.2	The Registrant has outstanding certain long–term debt. None of such debt exceeds ten percent of Registrant’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long–term debt will be furnished to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8–K. During the quarter ended June 30, 2001, there was one report on Form 8–K (Items 5 and 7) filed on June 27, 2001.

Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

August 3, 2001	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Senior Vice President–Finance, Assistant Secretary, and Principal Financial Officer

August 3, 2001	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer