Form 10-Q
period 2001-09-30
STERLING FINANCIAL CORP /WA/
filed 2001-11-14
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2001

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission file number   0–20800

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91–1572822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 North Wall Street, Spokane, Washington	99201
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2001
Common Stock ($1.00 par value)	9,586,745

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2001

PART I - Financial Information

Item I - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$7,087	$3,466
Non-interest bearing and vault	59,814	57,129
Restricted	2,173	1,915
Investments and asset-backed securities ("ABS"):
Available for sale	701,012	476,732
Held to maturity	8,668	9,450
Loans receivable, net	1,992,242	1,965,927
Leases receivable, net	6,231	0
Loans held for sale	8,996	1,489
Accrued interest receivable (including $4,095 and $3,479 on investmentsand ABS)	16,428	18,455
Real estate owned, net	3,961	6,407
Office properties and equipment, net	48,715	50,220
Other intangibles, net	45,960	49,998
Mortgage servicing rights, net	1,536	349
Prepaid expenses and other assets, net	12,255	11,172
Bank-owned life insurance ("BOLI")	30,532	0

Total assets	$2,945,610	$2,652,709

LIABILITIES:
Deposits	$1,746,594	$1,724,219
Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")	638,621	530,652
Securities sold subject to repurchase agreements and funds purchased	191,500	110,326
Other borrowings	158,015	110,000
Cashiers checks issued and payable	16,501	17,529
Borrowers' reserves for taxes and insurance	2,339	1,649
Accrued interest payable	7,908	9,616
Accrued expenses and other liabilities	15,096	7,380

Total liabilities	2,776,574	2,511,371

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 9,586,781 and 8,911,150 shares issued and outstanding	9,587	8,911
Additional paid-in capital	86,578	78,035
Accumulated other comprehensive income (loss):
Unrealized gains and (losses) on investments and ABS available-for-sale, net of deferred income taxes of ($1,866) and $1,915	3,466	(3,558)
Retained earnings	69,405	57,950

Total shareholders' equity	169,036	141,338

Total liabilities and shareholders' equity	$2,945,610	$2,652,709

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$39,714	$44,932	$126,050	$126,746
ABS	8,617	5,300	19,924	16,478
Investments and cash equivalents	1,361	2,634	5,174	8,099

Total interest income	49,692	52,866	151,148	151,323

Interest expense:
Deposits	15,347	19,248	51,049	53,705
Short-term borrowings	2,390	1,146	6,100	6,569
Long-term borrowings	11,350	12,131	32,851	31,343

Total interest expense	29,087	32,525	90,000	91,617

Net interest income	20,605	20,341	61,148	59,706

Provision for losses on loans and leases	(1,525)	(1,100)	(4,400)	(3,300)

Net interest income after provision for losses on loans and leases	19,080	19,241	56,748	56,406

Other income:
Fees and service charges	3,416	3,064	9,799	8,995
Mortgage banking operations	723	293	2,451	994
Loan servicing fees	314	215	899	657
Net gains on sales of securities	1,072	0	1,429	1
Real estate owned operations	(138)	9	(445)	97
Other noninterest income	355	0	439	0

Total other income	5,742	3,581	14,572	10,744

Operating expenses	18,757	17,307	53,918	51,016

Income before income taxes	6,065	5,515	17,402	16,134

Income tax provision	1,994	2,050	5,947	5,979

Net income	$4,071	$3,465	$11,455	$10,155

Income per share - basic	$0.41	$0.35	$1.17	$1.04

Income per share - diluted	$0.40	$0.35	$1.15	$1.03

Weighted average shares outstanding - basic	9,845,922	9,801,569	9,822,386	9,798,801

Weighted average shares outstanding - diluted	10,061,805	9,828,104	9,971,520	9,821,837

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,455	$10,155
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for losses on loans and real estate owned	4,734	3,300
Stock dividends on FHLB Seattle stock	(3,468)	(1,719)
Net gain on sales of loans, investments and ABS	(1,928)	(407)
Net gain on sales of real estate owned	(95)	(180)
Depreciation and amortization	9,243	8,015
Change in:
Accrued interest receivable	1,354	(649)
Prepaid expenses and other assets	(2,574)	634
Cashiers checks issued and payable	(1,028)	(1,435)
Accrued interest payable	(1,510)	2,214
Accrued expenses and other liabilities	5,920	2,614
Proceeds from sales of loans	220,680	47,305
Real estate loans originated for sale	(218,642)	(46,901)

Net cash provided by operating activities	24,141	22,946

Cash flows from investing activities:
Change in restricted cash	(258)	(2,771)
Loans disbursed	(730,809)	(892,191)
Loan principal received	722,201	674,449
Purchase of investments	(24)	(19,912)
Proceeds from maturities of investments	82,396	20,237
Proceeds from sales of available-for-sale investments	9,953	2,138
Purchase of BOLI	(30,000)	0
Cash and cash equivalents acquired as part of acquisitions	1,498	0
Purchase of ABS	(520,428)	0
Principal payments on ABS	74,066	32,065
Proceeds from sales of ABS	143,240	0
Purchase of office properties and equipment	(1,797)	(1,083)
Improvements and other changes to real estate owned	180	(904)
Proceeds from sales and liquidation of real estate owned	7,158	5,616

Net cash used in investing activities	(242,624)	(182,356)

	Nine Months Ended
	September 30,
	2001	2000
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$67,803	$(12,427)
Proceeds from issuance of certificates of deposit	530,261	425,852
Payments for maturing certificates of deposit	(630,166)	(398,313)
Interest credited to deposits	52,980	52,778
Advances from FHLB Seattle	184,000	285,000
Repayment of FHLB Seattle advances	(76,031)	(254,100)
Net change in securities sold subject to repurchase agreements and funds purchased	81,174	18,789
Proceeds from other borrowings	54,000	7,000
Repayment of other borrowings	(40,000)	(4,000)
Proceeds from exercise of stock options, net of repurchases	78	56
Other	690	1,906
Net cash provided by financing activities	224,789	122,541

Net change in cash and cash equivalents	6,306	(36,869)
Cash and cash equivalents, beginning of period	60,595	95,586

Cash and cash equivalents, end of period	$66,901	$58,717

Supplemental disclosures:
Cash paid during the period for:
Interest	$88,292	$89,404
Income taxes	4,377	4,282

Noncash financing and investing activities:
Loans converted into real estate owned	$4,722	$3,807
Common stock issued upon business combination	9,141	0

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in thousands)
Net income	$4,071	$3,465	$11,455	$10,155

Other comprehensive income:
Change in unrealized gains on investments and ABS available-for-sale	9,283	4,560	10,806	3,188
Less deferred income taxes	3,249	1,597	3,782	1,117

Net other comprehensive income	6,034	2,963	7,024	2,071

Comprehensive income	$10,105	$6,428	$18,479	$12,226

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Sterling Financial Corporation's ("Sterling's") consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Sterling's consolidated financial position and results of operations.

2.             Interim Financial Statements:

The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

3.             Other Borrowings:

The following table details Sterling's other borrowings:

	September 30,	December 31,
	2001	2000
	(Dollars in thousands)
Term note payable (1)	$30,000	$0
Advances on revolving line of credit (2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary Trust-I holding solely junior subordinated deferrable interest debentures of Sterling (3)	40,000	40,000
Floating Rate Notes Due 2006 (4)	30,000	30,000
Convertible Subordinated Debentures Due 2008 (5)	3,500	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary Trust-II holding solely junior subordinated deferrable interest debentures of Sterling (6)	24,000	0
Short-term revolving lines of credit (7)	30,515	0
Advances on non-revolving note (8)	0	40,000

Total other borrowings	$158,015	$110,000

(1)  Sterling has a $30.0 million variable-rate term note with U.S. Bank, N.A. ("U.S. Bank") of which $30.0 million was outstanding at September 30, 2001.  This note matures on September 17, 2007.  Interest will accrue at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.50% (5.88% at September 30, 2001) and is payable monthly.  This note is collateralized by stock of Sterling Savings Bank.

(2)  Sterling has a $5.0 million revolving line-of-credit agreement with U.S. Bank.  This line of credit matures on September 16, 2002.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% (5.88% at September 30, 2001) and is payable monthly.  At September 30, 2001, there were no amounts outstanding under this agreement.

(3)  Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures-I") to Sterling Capital Trust I ("Trust-I"), a Delaware business trust, in which Sterling owns all of the common equity.  The sole asset of Trust-I is the Junior Subordinated Debentures-I. Trust-I issued $40.0 million of 9.50% Cumulative Capital Securities (the "Trust-I Preferred Securities") to investors.  Sterling's obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I's obligations under the Trust-I Preferred Securities.  The Trust-I Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures-I and related Trust-I Preferred Securities mature in June 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.  The Trust-I Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-I in 2027.

(4)  Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At September 30, 2001, Sterling could incur approximately $25.4 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $12.8 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (6.39% until December 15, 2001) and is adjustable and payable quarterly.  The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

(5)  In September 2001, Sterling assumed $3.5 million of 7.50% Convertible Subordinated Debentures due 2008 (the "Debentures") as a result of a business combination.  The Debentures are redeemable in whole or in part, at Sterling's option at any time at fixed redemption prices plus accrued interest to the redemption date.  Unless previously redeemed, the Debentures are convertible at any time before maturity into common stock of Sterling at a price of $16.86 per share, subject to adjustment in certain events.  Fractional shares will be paid in cash at the time of conversion.  The Debentures are unsecured general obligations of Sterling, subordinate in right of payment to all existing and future senior indebtedness of Sterling.

(6)  Sterling has outstanding $24.7 million of 10.25% junior subordinated deferrable interest debentures ("Junior Subordinated Debentures-II") to Sterling Capital Trust II ("Trust-II"), a Delaware business trust, in which Sterling owns all of the common equity.  The sole asset of Trust-II is the Junior Subordinated Debentures–II.  Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities (the "Trust-II Preferred Securities") to investors.  Sterling's obligations under the Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II's obligations under the Trust-II Preferred Securities.  The Trust-II Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures-II and related Trust-II Preferred Securities mature in July 2031 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.  The Trust-II Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-II in 2031.

(7)  In September 2001, Sterling assumed two short-term lines of credit with Bank of America as a result of a business combination.  These lines were subsequently paid off on October 1, 2001.

(8)  Sterling had a $50.0 million non-revolving, variable-rate, line-of-credit agreement with KeyBank National Association ("KeyBank"), of which $0 was outstanding at September 30, 2001.

4.             Income Per Share:

The following table presents the basic and diluted income per share computations, including the effects of the 10% stock dividend which was declared on October 23, 2001:

	Three Months Ended September 30,
	2001			2000
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount
Basic computations	$4,071,000	9,845,922	$0.41	$3,465,000	9,801,569	$0.35

Effect of dilutive securities:
Common stock options	0	215,883	(0.01)	0	26,535	0.00

Diluted computations	$4,071,000	10,061,805	$0.40	$3,465,000	9,828,104	$0.35

Antidilutive options not included in diluted income per share		83,628			649,086

	Nine Months Ended September 30,
	2001			2000
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount
Basic computations	$11,455,000	9,822,386	$1.17	$10,155,000	9,798,801	$1.04

Effect of dilutive securities:
Common stock options	0	149,134	(0.02)	0	23,036	(0.01)

Diluted computations	$11,455,000	9,971,520	$1.15	$10,155,000	9,821,837	$1.03

Antidilutive options not included in diluted income per share		196,282			649,086

5.             Operating Expenses:

The following table details Sterling's components of total operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in thousands)
Employee compensation and benefits	$8,927	$8,096	$25,453	$24,228
Occupancy and equipment	2,796	2,635	8,319	7,760
Depreciation	1,142	1,147	3,396	3,401
Amortization of intangible assets	1,339	1,346	4,038	4,141
Advertising	973	689	2,190	1,891
Data processing	1,297	1,321	3,955	4,183
Insurance	187	181	557	533
Legal and accounting	407	403	1,283	1,140
Acquisition and conversion costs	185	0	185	0
Travel and entertainment	434	351	1,264	1,125
Goodwill litigation costs	255	250	770	600
Other	815	888	2,508	2,014

Total operating expenses	$18,757	$17,307	$53,918	$51,016

6.             Business Segments:

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

                The following table summarizes information related to Sterling's residential mortgage banking operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in thousands)
Revenues:
Gains on sales of residential loans	$305	$108	$780	$292
Other fees and income	1,839	1,722	5,386	5,094

Total revenues	2,144	1,830	6,166	5,386
Identifiable expenses	(1,203)	(960)	(3,141)	(3,120)

Income before income taxes	$941	$870	$3,025	$2,266

Identifiable assets	$9,703	$13,555	$9,703	$13,555

Depreciation and amortization expense	$34	$30	$103	$89

Capital expenditures for office properties and equipment	$75	$9	$91	$127

Sterling also operates commercial real estate loan production offices primarily in the Spokane and Seattle, Washington; and Portland, Oregon metropolitan areas through its subsidiary INTERVEST-Mortgage Investment Company.  Commercial real estate mortgage banking operations include revenues from sales of commercial real estate loans and participation interests in commercial real estate loans, loan fees and servicing fees.

The following table summarizes information related to Sterling's commercial real estate mortgage banking operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in thousands)
Revenues:
Gains on sales of commercial real estate loans	$104	$30	$330	$263
Other fees and income	1,625	1,079	4,101	2,934

Total revenues	1,729	1,109	4,431	3,197
Identifiable expenses	(611)	(449)	(1,570)	(1,226)

Income before income taxes	$1,118	$660	$2,861	$1,971

Identifiable assets	$11,912	$18,905	$11,912	$18,905

Depreciation and amortization expense	$4	$4	$13	$12

Capital expenditures for office properties and equipment	$1	$2	$10	$35

Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

The following is a reconciliation of certain segment operations to the amounts reported in the consolidated financial statements:

	Mortgage Banking Operations
	Banking Operations	Residential	Commercial Real Estate	Total
	(Dollars in thousands)
As of and for the three months ended September 30, 2001:
Interest income	$46,938	$1,471	$1,283	$49,692
Other income	5,019	292	431	5,742
Income before taxes	3,860	1,087	1,118	6,065
Total assets	2,923,995	9,703	11,912	2,945,610

As of and for the three months ended September 30, 2000:
Interest income	$50,537	$1,464	$865	$52,866
Other income	3,288	127	166	3,581
Income before taxes	3,985	870	660	5,515
Total assets	2,644,724	13,555	18,905	2,677,184

As of and for the nine months ended September 30, 2001:
Interest income	$143,511	$4,434	$3,203	$151,148
Other income	12,121	1,475	976	14,572
Income before taxes	11,516	3,025	2,861	17,402
Total assets	2,923,995	9,703	11,912	2,945,610

As of and for the nine months ended September 30, 2000:
Interest income	$144,709	$4,308	$2,306	$151,323
Other income	9,750	351	643	10,744
Income before taxes	11,897	2,266	1,971	16,134
Total assets	2,644,724	13,555	18,905	2,677,184

7.             Business Combination:

                The Source Capital Corporation business combination was completed on September 28, 2001.  This combination increased Sterling's total capital by approximately $9.1 million.  The transaction was accounted for using the purchase method.  Therefore, Sterling's results do not include the operating results of Source Capital prior to the effective date.  Below is summary financial information for the transaction.

	At
	September 30,
	2001	Yield/Cost
	(Dollars in thousands)
ASSETS:
Loans receivable	$36,419	15.76%
Leases receivable	10,542	18.92%
Loan and lease discounts/unearned income	(6,393)
Real estate owned, net	408
Other assets	3,235

Total assets	$44,211

LIABILITIES AND SHAREHOLDERS' EQUITY:
Notes payable	$30,515	7.48%
Subordinated debt	3,500	7.50%
Other liabilities	1,055

Total liabilities	35,070

Total shareholders' equity	9,141

Total liabilities and shareholders' equity	$44,211

Shares issued	627,859

8.             New Accounting Policies:

                In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations."  This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001.  In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination.  This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001.  Sterling does not expect SFAS No. 141 to have a material effect on Sterling's financial position or results of operations.

                In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.  Sterling will adopt SFAS No. 142 on January 1, 2002.  Sterling anticipates that the adoption of SFAS No. 142 will decrease annual operating expenses by approximately $3.8 million.

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

                In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140").  SFAS No. 140 replaces SFAS No. 125.  SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures.  SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  However, SFAS No. 140 also requires recognition and reclassification of collateral and certain additional disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  Sterling has implemented the disclosure requirements of SFAS No. 140.  Since SFAS No. 140 requirements are prospectively applied to future transactions, there was no effect on the financial statements of adopting SFAS No. 140.

                                                                          STERLING FINANCIAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

This report contains forward-looking statements, which are not historical facts and pertain to our future operating results.  These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts.  When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements.  These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Actual results may differ materially from the results discussed in these forward-looking statements because of numerous possible risks and uncertainties.  These include but are not limited to: the possibility of adverse economic developments which may, among other things, increase default and delinquency risks in Sterling's loan portfolios; shifts in interest rates which may result in lower interest rate margins; shifts in the demand for Sterling's loan and other products; lower than expected revenue or cost savings in connection with acquisitions; changes in accounting policies; changes in the monetary and fiscal policies of the federal government; and changes in laws, regulations and the competitive environment.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

General

Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank.  The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage Company ("Action Mortgage"), INTERVEST–Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial").

Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy.  Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base.  With $2.95 billion in total assets at September 30, 2001, Sterling attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon.  Sterling also markets tax–deferred annuities, mutual funds and other financial products through Harbor Financial.

In September 2001, Sterling completed the business combination with Source Capital Corporation.  This combination increased Sterling's total capital by approximately $9.1 million.  The transaction was accounted for using the purchase method.  Therefore, Sterling's results do not include the operating results of Source Capital prior to the effective date.  See Note 7 of "Notes to Consolidated Financial Statements."

In July 2001, Sterling, through its Sterling Capital Trust II, issued $24.0 million of the Trust-II Preferred Securities to investors. The Trust-II Preferred Securities are treated as debt of Sterling and mature in July 2031. Sterling used $15.0 million of the proceeds to pay down its KeyBank debt and contributed approximately $9.0 million in capital to Sterling Savings Bank to fund its growth.

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

On October 23, 2001, the Board of Directors declared a 10% stock dividend, payable November 30, 2001 to shareholders of record at November 8, 2001.  Post stock dividend earnings per diluted share were $0.40 for the three months ended September 30, 2001, compared with $0.35 per diluted share for the prior year's comparable quarter.  Post stock dividend book value per share was $16.03 at September 30, 2001 and $13.26 at September 30, 2000.

Results of Operations

Overview.  Sterling recorded net income of $4.1 million, or $0.40 per diluted share, for the three months ended September 30, 2001, compared with net income of $3.5 million, or $0.35 per diluted share, for the three months ended September 30, 2000.  Sterling recorded net income of $11.5 million, or $1.15 per diluted share, for the nine months ended September 30, 2001.  This compares with net income of $10.2 million, or $1.03 per diluted share, for the nine months ended September 30, 2000.  The earnings per share reflect the effects of the 10% stock dividend which was declared on October 23, 2001.  The increase in net income for both periods reflected an increase in other income and net interest income.

                Financial highlights for the quarter are:

                •      Post dividend operating cash earnings per diluted share were $0.48 for the quarter ended September 30, 2001, compared to $0.41 for the period ended September 30, 2000, an increase of 14.6%.

                •      Sterling completed the combination with Source Capital Corporation on September 28, 2001.  Source Capital is now an operating subsidiary of Sterling Savings Bank.

                •      Loan originations increased 61.5% to $351.2 million during the three months ended September 30, 2001, compared with $217.4 million during the same period last year.

                •      Asset quality measures remained at acceptable levels as the allowance for loan losses to loans remained at 0.92%.

                •      Book value per outstanding share prior to the October 2001 dividend increased to $17.63 at September 30, 2001 from $16.04 at September 30, 2000.

                •      Sterling issued $24.0 million in Trust-II Preferred Securities.  These Trust-II Preferred Securities are treated as debt to Sterling and mature in June 2031.

                •      Sterling refinanced its bank line with U.S. Bank on a term basis, extending the maturity by five years.

                •      Consumer-based fee and service charges increased by 11.5% to $3.4 million during the third quarter versus the prior year's comparable period.

                •      Transaction account deposits increased to $788.0 million from $701.0 million at September 30, 2000, an increase of 12.5%.

                Operating cash earnings per common share excludes pro-forma amortization of SFAS 142 intangible assets of $641,000, $607,000, $1,907,000 and $1,822,000 which are net of related income taxes for the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000, respectively.  It also excludes merger and acquisition costs of $124,000 and $122,000 which are net of related income taxes for the three and nine months ended September 30, 2001, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating cash earnings (dollars in thousands)	$4,835	$4,072	$13,484	$11,977
Operating cash earnings per common share – diluted	0.53	0.46	1.49	1.34
Post dividend operating cash earnings per common share - diluted	0.48	0.41	1.35	1.22
Operating cash return on average assets (annualized)	0.66%	0.61%	0.66%	0.61%
Operating cash return on average common shareholders' equity (annualized)	12.3%	12.9%	12.0%	13.2%

                The annualized return on average assets was 0.57% and 0.52% for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001 and 2000, the annualized return on average assets was 0.56% and 0.52%, respectively.  The increases in the ratios were primarily due to the increase in net income.

                The annualized return on average equity was 10.6% and 11.0% for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001 and 2000, the annualized return on average equity was 10.3% and 11.2%, respectively.  The decreases in the ratios were primarily due to the increase in average equity reflecting the increase in the market values of available-for-sale securities, net of tax.

                Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended September 30, 2001 and 2000, NII was $20.6 million and $20.3 million, respectively.  During the nine months ended September 30, 2001 and 2000, NII was $61.1 million and $59.7 million, respectively.

                Changes in NII result from changes in volume, net interest spread and net interest margin.  Volume refers to the dollar level of interest–earning assets and interest–bearing liabilities.  Net interest spread refers to the difference between the yield on interest–earning assets and the rate paid on interest–bearing liabilities.  Net interest margin refers to NII divided by total interest–earning assets and is influenced by the level and relative mix of interest–earning assets and interest–bearing liabilities.  The increase in NII during the nine months ended September 30, 2001 was primarily due to an increase in earning assets which was offset by a more rapid reduction in loan rates and a decrease in the cost of deposits and borrowings.

                During the three months ended September 30, 2001 and 2000, average interest-earning assets were $2.61 billion and $2.49 billion, respectively.  For the three months ended September 30, 2001, average loans decreased by $42.6 million, while average investments and ABS increased by $165.1 million over the same period in 2000.  Net interest spread during these periods was 2.90% and 3.02%, respectively.  The net interest margin for the three months ended September 30, 2001 and 2000 was 3.13% and 3.25%, respectively.  Net interest spread decreased primarily because the yield on loans declined more rapidly than the costs of deposits and borrowings.

                During the nine months ended September 30, 2001 and 2000, the average interest-earning assets were $2.53 billion and $2.44 billion, respectively.  Net interest spread during these periods was 2.97% and 3.09%, respectively.  The net interest margin for the nine months ended September 30, 2001 and 2000 was 3.23% and 3.27%, respectively.  The decrease in the net interest spread for the nine months ended September 30, 2001, compared with the same period in 2000, was primarily due to a more rapid decrease in the loan rates relative to deposits and borrowings.

                Management believes that recent interest rate reductions will have a positive impact on net interest margin and NII in future periods, although there can be no assurance in this regard.  The impact of recent interest rate reductions was minimal on the third quarter results because of the magnitude of interest rate reductions over a relatively short period of time.  Interest rate changes have a greater initial impact on loan yields than on the cost of deposits and borrowings as variable-rate loans tend to reprice sooner while borrowings and certificates of deposit reprice according to maturity schedules.

                Provision for Losses on Loans.  Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income.  The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

                Sterling recorded provisions for losses on loans of $1.5 million and $1.1 million for the three months ended September 30, 2001 and 2000, respectively.  Sterling recorded provisions for losses on loans of $4.4 million and $3.3 million for the nine months ended September 30, 2001 and 2000, respectively.  Management anticipates that its provisions for losses on loans will continue to increase in the future as Sterling originates more commercial real estate, construction, business banking and consumer loans.  At September 30, 2001, Sterling's total classified assets were $46.0 million, compared with $25.8 million at September 30, 2000.  At September 30, 2001, Sterling's loan delinquency rate (60 days or more) as a percentage of total loans was 0.51%, compared with 0.50% at September 30, 2000.  Total nonperforming loans were $12.6 million at September 30, 2001, compared with $10.2 million at September 30, 2000.  The increase in nonperforming loans and classified assets was primarily attributable to the $2.5 million in nonperforming loans from the business combination with Source Capital Corporation.  Management believes that Sterling's asset quality remains at acceptable levels despite the greater emphasis on originating higher-risk commercial real estate, construction, business banking and consumer loans.

                Management believes the provisions for losses on loans for the three and nine months ended September 30, 2001 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard.  Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

                Other Income.  The following table summarizes the components of other income for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in thousands)
Fees and service charges	$3,416	$3,064	$9,799	$8,995
Mortgage banking operations	723	293	2,451	994
Loan servicing fees	314	215	899	657
Net gains on sales of securities	1,072	0	1,429	1
Real estate owned operations	(138)	9	(445)	97
Other noninterest income	355	0	439	0

Total other income	$5,742	$3,581	$14,572	$10,744

                Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans.  The increase for the three and nine months ended September 30, 2001, compared with the three and nine months ended September 30, 2000, was primarily due to the increases in service charges and a greater number of transaction accounts.

                The following table summarizes loan originations and sales of loans for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in millions)
Originations of one- to four-family permanent mortgage loans	$43.8	$25.8	$115.1	$79.5
Sales of residential loans	25.0	12.4	173.5	32.5
Sales of commercial real estate loans	6.9	2.6	45.2	14.4
Principal balances of mortgage loans serviced for others	317.9	205.3	317.9	205.3

                The increase in income from mortgage banking operations, for the three and nine months ended September 30, 2001 compared to the same period in 2000, was primarily due to increased residential mortgage activity.

                During the three and nine months ended September 30, 2001, Sterling sold approximately $124.6 million and $151.8 million of investments and ABS, resulting in net gains of $1.1 million and $1.4 million, respectively.

                During the three and nine months ended September 30, 2001, the increase in other noninterest income over the prior year's comparable periods was primarily due to earnings from changes in the cash surrender value of bank-owned life insurance ("BOLI").

                Operating Expenses.  Operating expenses were $18.8 million and $17.3 million for the three months ended September 30, 2001 and 2000, respectively.  During the nine months ended September 30, 2001 and 2000, operating expenses were $53.9 million and $51.0 million, respectively.  The higher level of operating expenses was primarily a result of expanded staffing in Sterling's branch delivery network and mortgage banking operations, an increase in employee benefits and increased occupancy costs.

                Employee compensation and benefits were $8.9 million and $8.1 million for the three months ended September 30, 2001 and 2000, respectively.  During the nine months ended September 30, 2001 and 2000, employee compensation and benefits were $25.5 million and $24.2 million, respectively.  The increases reflected increased mortgage banking and Internet banking staff and costs associated with the opening of the new Portland Corporate Banking Office.  At September 30, 2001, full-time-equivalent employees were 872, compared with 809 at September 30, 2000.

                Goodwill litigation expenses were $255,000 and $250,000 for the three months ended September 30, 2001 and 2000, respectively.  During the nine months ended September 30, 2001 and 2000, goodwill litigation expenses were $770,000 and $600,000, respectively.  The increases primarily reflected the completion of the fact discovery phase and commencement of the expert discovery phase of Sterling's goodwill litigation.  Because of the increased level of effort required to bring the case to conclusion, Sterling will likely incur similar costs over the next few years.

                Occupancy and equipment expenses were $2.8 million and $2.6 million for the three months ended September 30, 2001 and 2000, respectively.  During the nine months ended September 30, 2001 and 2000, occupancy and equipment expenses were $8.3 million and $7.8 million, respectively.  The increase primarily reflected higher utility costs.

                Other expenses were $815,000 and $888,000 for the three months ended September 30, 2001 and 2000, respectively.  The decrease was primarily due to lower costs realized from in-house check and statement processing.  For the nine months ended September 30, 2001 and 2000, other expenses were $2.5 million and $2.0 million, respectively.  The increase in other expenses for the nine-month period ended September 30, 2001, compared with last year's comparable period, was primarily due to lower loan processing expenses in the June 2000 period, offset by lower costs for check and statement processing.

                Income Tax Provision.  Sterling recorded federal and state income tax provisions of $2.0 million and $2.1 million for the three months ended September 30, 2001 and 2000, respectively.  Tax provisions were $5.9 million and $6.0 million for the nine months ended September 30, 2001 and 2000, respectively.  The effective tax rates for the three-month periods ended September 30, 2001 and 2000 were 33.0% and 37.0% and reflected a tax exemption on earnings from BOLI in the current period.

Financial Position

                Assets.  At September 30, 2001, Sterling's assets were $2.95 billion, up $292.9 million from $2.66 billion at December 31, 2000.

                Investments and ABS.  Sterling's investment and ABS portfolio at September 30, 2001 was $709.7 million, an increase of $223.5 million from the December 31, 2000 balance of $486.2 million.  The increase was primarily due to net purchases of ABS.

                Loans and Leases Receivable.  At September 30, 2001, gross loans and leases receivable were $2.02 billion, up $37.0 million from $1.99 billion at December 31, 2000.  The increase was primarily due to $40.6 million in net loans and leases acquired from Source Capital Corporation.  During the three months ended September 30, 2001, total loan originations were $351.2 million compared with $217.4 million for the prior year's comparable quarter.  Approximately 72% of the total loan originations were construction, business banking and consumer loans.  During the nine months ended September 30, 2001 and 2000, total loan originations were $971.5 million and $771.9 million, respectively.  The most significant increase in loan originations during the nine-month period was in commercial real estate lending.  See the loan origination table below.

The following table sets forth the composition of Sterling's loan and lease portfolio at the dates indicated.  Loan and lease balances exclude unearned yield discounts and premiums, deferred loan and lease origination costs and fees or allowances for loan and lease losses.

	September 30, 2001		December 31, 2000
	Amount	%	Amount	%
	(Dollars in thousands)
Residential	$303,777	15.0	$410,548	20.7
Multifamily	143,961	7.1	163,675	8.2
Commercial real estate	442,513	21.9	348,367	17.5
Construction	379,627	18.7	377,206	19.0
Consumer - direct	243,629	12.0	235,423	11.8
Consumer - indirect	52,736	2.6	17,368	0.9
Business banking	450,005	22.2	435,284	21.9
Commercial leases receivable	8,644	0.5	0	0.0

Total loans and leases receivable	$2,024,892	100.0	$1,987,871	100.0

Weighted average yield at end of period	7.82%		8.86%

The following table sets forth Sterling's loan originations for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2001	2000	% Change	2001	2000	%Change
	(Dollars in thousands)
Residential	$43,819	$25,797	69.9	$115,052	$79,453	44.8
Multifamily	7,400	3,720	98.9	18,436	39,245	(53.0)
Commercial real estate	45,760	17,381	163.3	114,669	39,403	191.0
Construction	115,006	89,924	27.9	338,015	322,733	4.7
Consumer - direct	56,819	16,896	236.3	108,751	68,268	59.3
Consumer - indirect	16,232	11,898	36.4	46,116	38,304	20.4
Business banking	66,170	51,744	27.9	230,443	184,525	24.9

Total loans originated	$351,206	$217,360	61.5	$971,482	$771,931	25.9

                Other Assets and Bank-Owned Life Insurance.  Other assets and BOLI increased to $42.8 million from $11.2 million at December 31, 2000.  The increase was primarily due to the purchase of $30.0 million in BOLI.

                Deposits.  Total deposits increased $223.7 million to $1.75 billion at September 30, 2001 from $1.72 billion at December 31, 2000, primarily due to increases in money market accounts.  The decrease in the average cost of total deposits noted in the table below was primarily due to the decreases in the rates paid on higher cost certificates of deposit.

The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	September 30, 2001		December 31, 2000
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit	$958,491	54.8	$1,015,233	58.9
Savings and money market	427,409	24.5	382,416	22.2
NOW checking	221,084	12.7	203,130	11.8
Noninterest checking	139,610	8.0	123,440	7.1

Total deposits	$1,746,594	100.0	$1,724,219	100.0

Weighted average cost of deposits at end of period		3.15%	4.66%

                Borrowings.  Deposit accounts are Sterling's primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle ("FHLB Seattle"), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At September 30, 2001, the total of such borrowings was $988.1 million, compared with $751.0 million at December 31, 2000, an increase of $237.1 million.  See "Liquidity and Sources of Funds."

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

	At September 30, 2001			At December 31, 2000
Change in Interest Rate in Basis Points (Rate Shock)	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV
	(Dollars in thousands)
+300	$34,735	1.25%	(67.0)	$50,550	1.94%	(60.4)
+200	64,852	2.29	(38.4)	80,812	3.11	(36.7)
+100	83,359	2.89	(20.9)	104,108	4.00	(18.4)
Static	105,358	3.58	N/A	127,609	4.90	N/A
-100	104,807	3.52	(0.5)	130,460	5.01	2.2
-200	85,687	2.85	(18.7)	112,735	4.33	(11.7)
-300	66,272	2.19	(37.1)	73,483	2.82	(42.4)

                At September 30, 2001, Sterling calculated that its NPV was $105.4 million and that its NPV would decrease by 38.4% and 67.0% if interest rate levels generally were to increase by 2% and 3%, respectively.  This compares with an NPV of $127.6 million at December 31, 2000, which would decline by 36.7% and 60.4% if interest rates generally were to increase by 2% and 3%, respectively.

                Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest–earning assets and the amount of interest–bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap positions to be positive 1.4% and negative 15.7% at September 30, 2001 and 2000, respectively.  Sterling calculated its three–year gap positions to be positive 0.3% and negative 20.5% at September 30, 2001 and 2000, respectively.  The changes to positive readings at both the one–year gap position and the three-year gap position were primarily due to growth of loans having shorter maturities and more frequent repricings, as well as accelerated prepayment of interest earning assets due to rapidly falling market interest rates.  Management attempts to maintain Sterling's gap position between positive 10% and negative 25%.  At September 30, 2001, Sterling's gap positions were within limits established by its Board of Directors.

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

Liquidity and Sources of Funds

                As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased to $1.75 billion at September 30, 2001 from $1.72 billion at December 31, 2000, primarily due to money market deposits.  At September 30, 2001 and December 31, 2000, securities sold subject to repurchase agreements were $191.5 million and $110.3 million, respectively.  The net increase in these borrowings was primarily used to fund loans and purchase ABS.  These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings.  Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

                During the nine months ended September 30, 2001, net cash used in investing activities consisted primarily of principal payments on loans, purchase of BOLI, purchase of ABS as well as sales and calls of certain investments.  The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.  During the nine months ended September 30, 2001, net cash used in operating activities consisted primarily of loans originated for sale.

                Sterling Savings Bank's credit line with FHLB Seattle provides for borrowings of up to 30% of its total assets.  At September 30, 2001, this credit line represented a total borrowing capacity of $883.7 million, of which $245.1 million was available.  Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements.  At September 30, 2001, Sterling Savings Bank had $191.5 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $147.2 million.

                Sterling, on a parent company-only basis, had cash and other resources of approximately $5.3 million and a revolving line of credit from U.S. Bank of $5.0 million at September 30, 2001, with no funds drawn on this line of credit.  On September 17, 2001, Sterling entered into a $30.0 million term note payable from U.S. Bank.  The U.S. Bank term note and lines of credit are secured by all of the stock of Sterling Savings Bank and mature on September 17, 2002 and September 30, 2007, respectively.  Sterling used the net proceeds from the term note to pay off the KeyBank line of credit and contribute $5.0 million in capital to Sterling Savings Bank to enhance its regulatory capital ratios.  See Note 3 of "Notes to Consolidated Financial Statements."

                At September 30, 2001 and December 31, 2000, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  Sterling's right to receive dividends is subordinate to its pledge of the stock to U.S Bank.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $7.5 million during the nine months ended September 30, 2001.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings.  Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

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

Capital Resources

                Sterling's total shareholders' equity was $169.0 million at September 30, 2001 compared with $141.3 million at December 31, 2000.  The increase in total shareholders' equity was primarily due to the increase in retained earnings, equity issued in connection with the Source Capital acquisition and an increase in the market value of investments and ABS.  Shareholders' equity was 5.7% of total assets at September 30, 2001 compared with 5.3% at December 31, 2000.

                At September 30, 2001, Sterling had an unrealized gain of $3.5 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2000, Sterling had an unrealized loss of $3.6 million, net of related income taxes, on investments and ABS classified as available for sale.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

                In connection with the business combination with Source Capital Corporation, Sterling issued 627,859 shares of common stock.  The combination has the effect of increasing total capital by $9.1 million.  See Note 7 of "Notes to Consolidated Financial Statements."

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

                Sterling has issued and outstanding $40.0 million of Trust-I Preferred Securities.  The indenture governing the Trust-I Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or to make other capital distributions.  The Trust-I Preferred Securities are treated as debt of Sterling.  The Trust-I Preferred Securities mature in September 2027 and are redeemable at the option of Sterling on September 30, 2002 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

                Sterling has issued and outstanding $24.0 million of Trust-II Preferred Securities.  The indenture is the same as the Trust-I Securities.  The Trust-II Securities are treated as debt of Sterling.  The Trust-II Securities mature in July 2031 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

                Sterling has outstanding $3.5 million of Debentures.  At September 30, 2001, debt holders could convert their debt into 207,553 shares of Sterling common stock.

                Sterling anticipates total capital expenditures of approximately $253,000 for the remainder of the year ending December 31, 2001.  Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities.  Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements.  There can be no assurance that Sterling’s estimates of capital expenditures or the funding thereof are accurate.

                Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard.  At September 30, 2001, Sterling Savings Bank exceeded all such regulatory capital requirements.

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

                Sterling's Goodwill Litigation, which had been stayed for almost ten years, has completed the fact discovery phase.  Recently, the expert witness discovery phase of the case commenced.  During this phase, Sterling will present to the Court of Federal Claims Sterling's experts' damages calculations.  Although it is impossible to accurately predict when this effort will be concluded, management anticipates that the expert witness discovery stage will be completed by April 2002 and that, thereafter, Sterling's case will be scheduled for trial in the ensuing two or three years.  Because of the increased level of effort required to bring the case to conclusion, Sterling likely will see an increase in legal expenses over the next few years.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations."  This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001.  In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination.  This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001.  Sterling does not expect SFAS No. 141 to have a material effect on Sterling's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.  Sterling will adopt SFAS No. 142 on January 1, 2002.  Sterling anticipates that the adoption of SFAS No. 142 will decrease annual operating expenses by approximately $3.8 million.

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

In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140").  SFAS No. 140 replaces SFAS No. 125.  SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures.  SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  However, SFAS No. 140 also requires recognition and reclassification of collateral and certain additional disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  Sterling has implemented the disclosure requirements of SFAS No. 140.  Since SFAS No. 140 requirements are prospectively applied to future transactions, there was no effect on the financial statements of adopting SFAS No. 140.

PART I - Financial Information (continued)

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

Item 2 -  Changes in Securities and Use of Proceeds

                Not applicable.

Item 3 -  Defaults Upon Senior Securities

                Not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5 -  Other Information

                Not applicable.

Item 6 - Exhibits and Reports on Form 8–K

(a)	Exhibit No	Exhibit

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

(b)		Reports on Form 8–K. During the quarter ended September 30, 2001, there was one report on Form 8–K (Items 4 and 7) filed on September 7, 2001.

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

November 13, 2001	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Senior Vice President – Finance, Assistant Secretary, and Principal Financial Officer

November 13, 2001
Date	By:	/s/ William R. Basom
William R. Basom
Vice President, Treasurer, and Principal Accounting Officer