Form 10-K405
period 2001-12-31
STERLING FINANCIAL CORP /WA/
filed 2002-03-26
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2001 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

COMMISSION FILE NUMBER 0-20800

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1572822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 North Wall Street, Spokane, Washington 99201
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (509) 458-2711

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
Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

As of February 28, 2002, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the Nasdaq National Market, was $185,464,597.

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, as of February 28, 2002 was 10,572,479.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s Proxy Statement dated March 26, 2002 are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2001 ANNUAL REPORT ON FORM 10-K

     Certain of the statements in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements typically may be identified by the use of such words as “believe,” “expect,” “intend,” “may,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting Sterling’s operations, pricing, products and services. Sterling’s future results may differ materially from historical results as well as from any trend or forward-looking statements included in this report.

PART I

Item 1. Business

General

     Sterling Financial Corporation (“Sterling”) is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank (“Sterling Savings Bank”). The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action Mortgage”), INTERVEST-Mortgage Investment Company (“INTERVEST”) and Harbor Financial Services, Inc. (“Harbor Financial”). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

     Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. With $3.04 billion in total assets at December 31, 2001, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices, as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho, and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

     Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling’s revenues are derived primarily from interest earned on loans, investments and asset-backed securities (“ABS”), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision (“OTS”), the FDIC and the State of Washington Department of Financial Institutions (“Washington Supervisor”). See “Regulation.”

Growth and Acquisition Strategies

     Management believes that by changing the mix of assets and liabilities to be more like a community bank, its net interest income (the difference between the interest earned on loans and investments and the interest paid on liabilities) and other fee income will increase, although there can be no assurance in this regard. Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial businesses or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired businesses or preventing deposit erosion or asset quality deterioration at acquired businesses. There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other businesses on attractive terms. Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth, and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

Lending Activities

     Focus on Community Lending. In recent years, Sterling has focused its efforts on becoming more like a community retail bank. Accordingly, Sterling is increasing its commercial real estate (including multifamily residential real estate), business banking, consumer and construction lending. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential permanent mortgage loans. Such loans, however, generally involve a higher degree of risk than the financing of residential real estate.

     Business Banking Lending. Sterling has a Business Banking Group which provides a full range of credit products to small- and medium-sized businesses and individuals. Credit products include lines of credit, receivables and inventory financing, equipment loans and permanent and construction real restate financing. Loans may be made on an unsecured, partially-secured or fully-secured basis. The credit product line for both businesses and individuals includes standardized products as well as customized, individual accommodations.

     Sterling’s Private Banking Group provides services to higher-net-worth and higher-income borrowers by originating a variety of consumer and business banking loans. Such loans generally, but do not always, meet the same underwriting requirements as general consumer loans of the same type. Private banking loans typically involve larger balances and may have nonstandard terms.

     Sterling’s Corporate Banking Group provides a full line of financial services to middle market companies in its service area. Credit products include lines of credit, receivables and inventory financing, equipment loans and permanent and construction financing. Loans may be made on an unsecured, partially-secured or fully-secured basis. The Corporate Banking Group also serves the needs of the owners and key employees of its business customers.

     Sterling has established minimum underwriting standards which delineate criteria for sources of repayment, financial strength and credit enhancements such as guarantees. Typically, the primary source of repayment is recurring cash flow of the borrower or cash flow from the business or project being financed. Depending on the type of loan, underwriting standards include minimum financial requirements, maximum loan-to-collateral value ratios, minimum cash flow coverage of debt service, debt-to-income ratios and minimum liquidity requirements. Exceptions to the minimum underwriting standards may be made depending upon the type of loan and financial strength of the borrower. Exceptions are reported to the appropriate level of authority up to and including the board of directors. Common forms of collateral pledged to secure business banking loans include real estate, accounts receivable, inventory, equipment, agricultural crops or livestock and marketable securities. Most loans have maximum terms of one to seven years and loan-to-value ratios in the range of 65% to 80%, based on an analysis of the collateral pledged.

     Business banking loans generally involve a higher degree of risk than the financing of real estate, primarily because collateral is more difficult to appraise, security interests in the collateral are more difficult to perfect, the collateral may be difficult to obtain or liquidate following an uncured default and it is difficult to accurately predict the borrower’s ability to generate future cash flows. Business banking loans, however, typically offer relatively higher yields and variable interest rates. The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling. At December 31, 2001, business banking loans were 24.2% of Sterling’s total loan and lease portfolio.

     Consumer Lending. Consumer loans and lines of credit are originated directly through Sterling’s retail branches and Private Banking Group, and indirectly through Sterling’s Dealer Banking Department. Sterling finances purchases of consumer goods including automobiles, boats, and recreational vehicles and lines of credit for personal use. Generally, consumer loans are originated for terms ranging from six months to ten years. Interest rates may be either fixed or adjustable based on a contractual formula tied to established external indices. Sterling also makes loans secured by the borrowers’ savings accounts and equity loans collateralized by residential real estate. Equity loans may have amortizations and maturities of up to 15 years. As of December 31, 2001, consumer direct and indirect loans were 11.4% and 3.0%, respectively, of Sterling’s total loan and lease portfolio.

     One- to Four-Family Residential Lending. Sterling originates fixed-rate and adjustable rate mortgages (“ARMs”), which have interest rates that adjust annually or every three, five and seven years and are indexed to a variety of market indices. Sterling also originates one- to four-family residential construction loans.

     Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market. Within the secondary mortgage market for conventional loans, Sterling sells its residential loans primarily on a servicing-released basis to others. Sterling also sells loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Sterling endeavors to underwrite residential loans in compliance with FHLMC and FNMA underwriting standards. Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans which are not underwritten in accordance with FHLMC and FNMA or applicable investor underwriting guidelines. At December 31, 2001, 14.8% of Sterling’s total loan and lease portfolio consisted of conventional one- to four-family residential loans.

     Conventional residential mortgage loans are originated for up to 103% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase private mortgage insurance from approved third parties so that Sterling’s risk is limited to approximately 80% of the appraised value on all loans with loan-to-value ratios in excess of 80%. Sterling’s residential lending programs are designed to comply with all applicable regulatory requirements. For a discussion of Sterling’s management of interest rate risk (“IRR”) on conventional loans, see “ — Secondary Market Activities.”

     Sterling originates residential construction loans on custom homes, presold homes and spec homes. Sterling also provides acquisition and development loans for residential subdivisions. Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Sterling’s risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling’s underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Sterling endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers and by dealing only with qualified builders/borrowers. The properties that serve as underlying collateral for these construction loans are located primarily in the States of Washington, Oregon, Idaho and Montana.

     At December 31, 2001, 10.1% of Sterling’s total loan and lease portfolio consisted of one- to four-family residential construction loans, approximately 87.7% of which were for spec properties. Further, approximately 52.2% of Sterling’s one- to four-family residential construction loan portfolio was concentrated in the Portland, Oregon market which is served by one loan production office. A reduction in market values or in the demand for residential housing, particularly in the Portland market, could lead to higher delinquencies and foreclosures and have a negative impact on Sterling.

     Multifamily Residential and Commercial Real Estate Lending. Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property primarily in the Pacific Northwest. Construction loans on such properties typically have terms of 12 to 18 months and have variable interest rates. Permanent loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial real estate loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because they typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending. These risks include excessive vacancy rates or inadequate operating cash flows. Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner. Sterling attempts to reduce its exposure to these risks by closely monitoring the construction disbursement process and by investigating the borrowers’ finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers. At December 31, 2001, 8.5% of Sterling’s total loan and lease portfolio consisted of multifamily residential construction and commercial real estate construction loans. At December 31, 2001, 27.8% of Sterling’s total loan and lease portfolio consisted of multifamily residential and commercial real estate permanent loans.

     The following table sets forth information on loan originations for the periods indicated.

	Years Ended December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Mortgage — permanent:
One- to four-family residential	$204,503	14.0	$95,527	9.4	$172,115	14.3
Multifamily residential	50,111	3.4	55,465	5.4	58,319	4.9
Commercial real estate	146,391	10.0	51,797	5.1	108,216	9.0
Mortgage — construction:
One- to four-family residential	351,824	24.0	310,065	30.3	320,136	26.6
Multifamily residential	53,470	3.6	48,112	4.7	66,520	5.5
Commercial real estate	80,875	5.5	84,053	8.2	31,651	2.6
Non-mortgage:
Consumer — direct	129,133	8.8	88,364	8.6	97,047	8.1
Consumer — indirect	62,374	4.2	45,991	4.5	51,956	4.3
Business banking	389,470	26.5	242,916	23.8	295,915	24.7

Total loans originated	$1,468,151	100.0	$1,022,290	100.0	$1,201,875	100.0

     Loan and Lease Portfolio Analysis. The following table sets forth the composition of Sterling’s loan and lease portfolio by type of loan at the dates indicated.

	December 31,

	2001		2000		1999		1998		1997

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Mortgage — permanent:
One- to four-family residential	$315,242	14.8	$409,592	20.6	$396,565	22.0	$342,757	23.1	$313,792	28.1
Multifamily residential	155,250	7.3	163,675	8.2	137,835	7.6	124,656	8.4	68,697	6.2
Commercial real estate	438,594	20.5	347,654	17.5	317,565	17.6	177,912	12.0	120,068	10.8
Land and other	925	0.0	956	0.0	0	—	0	—	434	0.0

	910,011	42.6	921,877	46.3	851,965	47.2	645,325	43.5	502,991	45.1

Mortgage — construction:
One- to four-family residential	214,849	10.1	215,844	10.9	184,081	10.2	141,288	9.5	131,701	11.8
Multifamily residential	88,977	4.2	80,728	4.1	71,024	3.9	45,794	3.1	59,212	5.3
Commercial real estate	92,089	4.3	81,347	4.1	32,018	1.8	46,485	3.1	20,979	1.9

	395,915	18.6	377,919	19.1	287,123	15.9	233,567	15.7	211,892	19.0

Total mortgage loans	1,305,926	61.2	1,299,796	65.4	1,139,088	63.1	878,892	59.2	714,883	64.1
Consumer — direct	244,097	11.4	235,423	11.8	223,286	12.4	224,651	15.1	139,666	12.5
Consumer — indirect	63,822	3.0	17,368	0.9	94,420	5.2	64,764	4.4	19,016	1.7
Business banking	515,587	24.2	435,284	21.9	348,941	19.3	315,614	21.3	241,808	21.7
Commercial leases	5,279	0.2	0	—	0	—	0	—	0	—

Total loans and leases receivable	2,134,711	100.0	1,987,871	100.0	1,805,735	100.0	1,483,921	100.0	1,115,373	100.0

Deferred loan origination fees net of costs	(5,980)		(5,518)		(4,543)		(2,539)		(792)
Premium on loans acquired pursuant to purchase transactions	1,347		314		2,182		1,775		624
Allowance for loan and lease losses	(20,599)		(16,740)		(15,603)		(14,623)		(9,486)

Loans and leases receivable, net	$2,109,479		$1,965,927		$1,787,771		$1,468,534		$1,105,719

     Contractual Principal Payments. The following table sets forth the scheduled contractual principal repayments for Sterling’s loan and lease portfolio at December 31, 2001. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts and premiums, deferred loan origination costs and fees, or allowances for loan and lease losses.

		Principal Payments
	Balance	Contractually Due in Fiscal Years
	Outstanding at
	December 31, 2001	2002	2003-2006	Thereafter

	(Dollars in thousands)
Mortgage — permanent:
Fixed rate	$448,833	$18,821	$73,920	$356,092
Variable rate	461,178	18,459	117,035	325,684
Mortgage — construction	395,915	266,841	110,044	19,031
Consumer — direct	244,097	78,984	68,478	96,635
Consumer — indirect	63,822	9,446	42,217	12,159
Business banking	515,587	200,754	167,438	147,395
Commercial leases	5,279	2,484	2,795	0

	$2,134,711	$595,789	$581,927	$956,996

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

     For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 0.25% to 0.375% of the unpaid principal balance. At December 31, 2001 and 2000, Sterling serviced for itself and for other investors residential mortgage loans totaling $792.3 million and $777.5 million, respectively. Of such mortgage loans, Sterling serviced $198.8 million and $121.4 million, respectively, at these dates for FHLMC and FNMA. Sterling’s ability to continue as a seller/servicer for FHLMC and FNMA is dependent upon meeting the qualifications of these agencies. Sterling currently meets all applicable requirements.

     Sterling receives a fee for servicing commercial real estate loans for other investors. This fee generally ranges from 0.10% to 0.25% of the unpaid principal balance. At December 31, 2001 and 2000, Sterling serviced for itself and other investors commercial real estate loans totaling $636.0 million and $475.3 million, respectively.

     Sterling also receives a fee of 0.50% of the unpaid principal balance of each loan for servicing automobile loans for other investors. At December 31, 2001 and 2000, Sterling serviced $51.1 million and $89.3 million of such loans, respectively.

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

     Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis. During the years ended December 31, 2001, 2000 and 1999, Sterling sold approximately $51.5 million, $21.4 million and $43.0 million in loans under participation agreements, resulting in net gains of $380,000, $294,000 and $474,000, respectively.

     In originating one- to four-family residential mortgage loans for sale in the secondary market, Sterling incurs market risk from the time of the loan commitments until such time as the loans are sold. To help minimize this risk, Sterling typically obtains simultaneous commitments from investors to purchase such loans at specified yields.

     Sterling generally receives a fee of approximately 1.0% to 2.0% of the principal balance of such loans for releasing the servicing. In 2001, 42.3% of Sterling’s sales of conventional, Federal Housing Administration (“FHA”) and Veteran’s Administration (“VA”) insured loans have been sold into the secondary market on a loan-by-loan servicing-released basis. In 2000, 81.3% of such sales were sold on a servicing-released basis.

     In 2001, 57.7% of Sterling’s sales of conventional, FHA and VA insured loans were sold into the secondary market on a loan-by-loan servicing retained basis. This compares with 18.7% in 2000. Sterling records a valuation of approximately 1.05% to 1.35% of the principal balance of such loans for retaining the servicing. At December 31, 2001, Sterling had recorded as an asset $1.6 million in servicing rights. See Note 3 of “Notes to Consolidated Financial Statements.”

     Loan Commitments. Sterling uses written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans aggregating $524.2 million at December 31, 2001. Sterling enters into commitments to deliver loans to third-party investors. Such commitments are intended to mitigate the risk of fluctuating interest rates to Sterling. Sterling also had secured and unsecured commercial and personal lines of credit totaling approximately $453.5 million, of which the undisbursed portion was approximately $200.6 million at December 31, 2001. See Note 16 of “Notes to Consolidated Financial Statements.”

     Classified Assets, Real Estate Owned and Delinquent Loans and Leases. To measure the quality of assets, including loans, leases and real estate owned (“REO”), Sterling has established guidelines for classifying assets and determining provisions for anticipated loan, lease and REO losses. Under these guidelines, an allowance for anticipated loan, lease and REO losses is established when certain conditions exist. This system for classifying and reserving for loans, leases and REO is administered by Sterling’s Special Assets Department, which is responsible for minimizing loan deficiencies and losses therefrom. An oversight committee, comprised of senior management, monitors the activities of the Special Assets Department and reports results to Sterling’s Board of Directors.

     Under this system, Sterling classifies loans, leases and other assets it considers of questionable quality. Sterling’s system employs the classification categories of “substandard,” “doubtful” and “loss.” Substandard assets have deficiencies which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets increased to $55.1 million at December 31, 2001 from $26.9 million at December 31, 2000. Approximately 45% of the increase was due to loans and leases from the Source Capital acquisition, which was anticipated. As a percentage of total assets, classified assets were 1.8% and 1.0% at December 31, 2001 and 2000, respectively. See “- Major Classified Loans” and Note 25 of “Notes to Consolidated Financial Statements.”

     Assets classified as substandard or doubtful require the establishment of valuation allowances in amounts considered by management to be adequate under generally accepted accounting principles (“GAAP”). Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount. At December 31, 2001, Sterling’s assets classified as loss totaled $3.0 million compared to $1.1 million at December 31, 2000. The increase was primarily due to an increase in classified business banking assets. Judgments regarding the adequacy of a valuation allowance are based on on-going evaluations of the nature, volume and quality of the loan and lease portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

     REO is recorded at the lower of estimated fair value, less estimated selling expenses, or carrying value at foreclosure. Fair value is defined as the amount in cash or other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal. The carrying value of REO is continuously evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value which considers, among other things, estimated direct holding costs and selling expenses.

     The following table sets forth the activity in Sterling’s REO for the periods indicated.

	Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of period	$6,407	$7,299	$6,232
Loan foreclosures and other additions	5,599	5,966	4,875
Improvements and other changes	(211)	1,028	360
Sales	(8,354)	(7,886)	(3,963)
Provisions for losses	(459)	0	(205)

Balance at end of period	$2,982	$6,407	$7,299

     Major Classified Loans and Leases. Sterling’s classified loans with a net carrying value at December 31, 2001 of more than $1.0 million include the following:

     Sterling holds three income property construction loans secured by a hotel located in Federal Way, Washington. The aggregate carrying value of these loans at December 31, 2001 was $5.1 million. Foreclosure has been initiated. Sterling is currently in negotiations with the borrower to enter into a forbearance agreement. No specific allowance has been established for these loans.

     Sterling holds thirteen residential construction loans for homes to be built in the Boise, Idaho area (nine specs and four presolds). The aggregate carrying value of these loans at December 31, 2001 was $2.2 million. These loans were originally classified due to deterioration in borrower’s credit and financial status. As of December 31, 2001, all loans are in foreclosure status, with trustee’s sales scheduled in April and May 2002. All construction has stopped, with all properties having been secured and documented as to their completeness. No specific allowance has been established for these loans.

     Sterling holds three term loans originated for working capital and equipment purchase for a winery located in Prosser, Washington. The aggregate carrying value of these loans was $1.2 million at December 31, 2001. These loans were originally classified due to poor profitability and negative cash flow. Loans are secured by a first deed of trust on the winery and equipment. No specific allowance has been established for these loans.

     Sterling holds two term loans and two operating lines of credit secured by inventory, equipment and accounts receivable of a specialty bicycle manufacturer located in Seattle, Washington. The aggregate carrying value of these loans at December 31, 2001 was $1.2 million at December 31, 2001. This relationship was originally classified due to declining sales and profitability trends. No specific allowance has been established for these loans.

     Sterling holds ten residential spec construction loans for properties located in Arlington, Washington. The aggregate carrying value of these loans at December 31, 2001 was $1.2 million. Three properties are 100% complete; one is approximately 71% complete and the remaining six loans were halted prior to construction start-ups. These loans have been classified due to liens filed on various properties held as security. As of December 31, 2001, foreclosure is proceeding on all properties with Notices of Default being sent on December 20, 2001. Trustee’s sales are anticipated in May 2002. No specific allowance has been established for these loans.

     Sterling holds two term loans and one operating line of credit for a heating and air conditioning contractor. The aggregate carrying value of these loans at December 31, 2001 was $1.2 million. The loans are secured by a first deed of trust on an office/shop and mini storage project located in the Tri-Cities, Washington area, and accounts receivable. These accounts were originally classified due to declining sales and lack of profitability. All accounts continue to pay as agreed. No specific allowance has been established for these loans.

     Sterling holds two lines of credit secured by commercial property located in Portland, Oregon. The aggregate carrying value of these loans at December 31, 2001 was $1.1 million. These loans were originally classified due to the failure of the lines to roll into permanent financing. No specific allowance has been established for these loans.

     Sterling holds four term loans and two operating lines of credit originated as working capital for a refrigeration manufacturer. The aggregate carrying value of these loans at December 31, 2001 was $1.1 million. The loans are secured by a first deed of trust on commercial real estate located in Auburn, Washington, inventory, equipment and accounts receivable. These loans were originally classified due to declining profitability and negative cash flow. No specific allowance has been established for these loans.

     Sterling holds three loans and one operating line of credit secured by a first deed of trust on a 25-unit apartment complex located in Spokane, Washington, inventory, equipment and accounts receivable. The aggregate carrying value of these loans at December 31, 2001 was $1.0 million. These loans were originally classified due to borrower’s deteriorated financial position and lack of a solid business plan. No specific allowance has been established for these loans.

     Major Real Estate Owned. At December 31, 2001, there were no REO properties with a carrying value of more than $1.0 million.

     Delinquent Loan and Lease Procedures. Delinquent and problem loans and leases are part of any lending business. If a borrower fails to make a required payment when due, Sterling institutes internal collection procedures. For residential mortgage and consumer loans, Sterling’s collection procedures generally require that an initial request for payment be mailed to the borrower when the loan or lease is 15 days past due. At 25 days past due, the borrower is contacted by telephone and payment is requested orally. At 30 days past due, Sterling records the loan or lease as a delinquency. In the case of delinquent residential mortgage loans, a notice of intent to foreclose is mailed at 45 days past due. If the loan is still delinquent 30 days following the mailing of the notice of intent to foreclose, Sterling generally initiates foreclosure proceedings.

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

     The following table summarizes the principal balances of nonperforming assets at the dates indicated.

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Nonaccrual loans and leases	$21,102	$8,385	$9,259	$3,050	$4,755
Restructured loans and leases	886	0	66	87	150

Total nonperforming loans and leases	21,988	8,385	9,325	3,137	4,905
Real estate owned (1)	2,982	6,407	7,299	6,232	8,817

Total nonperforming assets (3)	$24,970	$14,792	$16,624	$9,369	$13,722
Ratio of total nonperforming assets to total assets	0.82%	0.56%	0.65%	0.40%	0.71%
Ratio of total nonperforming loans and leases to total loans and leases	1.03%	0.42%	0.52%	0.21%	0.44%
Ratio of allowance for estimated losses on loans and leases to total nonperforming loans and leases (2)	76.9%	190.1%	164.4%	462.5%	193.8%

(1)	Amount is net of the allowance for REO losses.

(2)	Excludes loans and leases classified as loss. Loans and leases classified as loss that are excluded from allowance for loan losses were $1,843,000, $803,000, $275,000, $114,000 and $47,000 at December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Loans classified as loss that are excluded from total nonperforming loans were $0, $0, $0, $0 and $35,000 at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

(3)	Includes $4.4 million in nonperforming assets acquired from Source Capital outstanding at December 31, 2001.

     Sterling regularly reviews the collectibility of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is reversed from income at that time. Loans may be placed in nonaccrual status earlier if, in management’s judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Additional interest income of $762,000, $722,000 and $485,000 would have been recorded during the years ended December 31, 2001, 2000 and 1999, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $707,000, $890,000 and $442,000 was recorded on these loans during the years ended December 31, 2001, 2000 and 1999, respectively.

     Allowance for Loan, Lease and Real Estate Owned Losses. Generally, Sterling establishes specific allowances for the difference between the anticipated fair value (market value less selling costs, foreclosure costs and projected holding costs), adjusted for other possible sources of repayment, and the book balance (loan principal and accrued interest or carrying value of REO) of its loans and leases classified as loss and REO. Each classified loan, lease and REO property is reviewed at least monthly. Allowances are established or periodically adjusted, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers.

     The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan and lease portfolio. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and leases and other relevant factors.

     Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for loan and lease losses is based on estimates, ultimate losses may materially differ from the estimates. See Note 5 of “Notes to Consolidated Financial Statements.”

     Management believes that the allowance for loan and lease losses is adequate given the composition and risks of the loan and lease portfolios, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling’s allowance for estimated losses on loans and leases for the periods indicated.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Balance at beginning of period	$16,740	$15,603	$14,623	$9,486	$8,389
Charge-offs:
Mortgage — permanent	(270)	(209)	(483)	(252)	(219)
Mortgage — construction	(756)	(618)	(227)	(28)	(202)
Consumer — direct	(1,011)	(1,181)	(1,434)	(1,048)	(999)
Consumer — indirect	(544)	(1,048)	(925)	(738)	(29)
Business banking	(2,016)	(835)	(103)	(325)	(119)

Total charge-offs	(4,597)	(3,891)	(3,172)	(2,391)	(1,568)

Recoveries:
Mortgage — permanent	9	27	16	34	58
Mortgage — construction	31	1	0	0	0
Consumer — direct	203	165	76	106	96
Consumer — indirect	184	209	152	42	6
Business banking	29	26	8	21	23

Total recoveries	456	428	252	203	183

Net charge-offs	(4,141)	(3,463)	(2,920)	(2,188)	(1,385)
Provisions for loan and lease losses	8,000	4,600	3,900	5,325	2,482
Allowance for losses on assets acquired	0	0	0	2,000	0

Balance at end of period	$20,599	$16,740	$15,603	$14,623	$9,486

Allowances allocated to loans and leases classified as loss	$1,843	$803	$275	$114	$47
Ratio of net charge-offs to average loans and leases outstanding during the period	0.21%	0.18%	0.17%	0.17%	0.13%

     Allowances are provided for individual loans and leases when management considers ultimate collection to be questionable. Such allowances are based, among other factors, upon the estimated net realizable value of the collateral of the loan or guarantees, if applicable. The following table sets forth the allowances for estimated losses on loans and leases by category and summarizes the percentage of gross loans and leases in each category to total gross loans and leases.

	December 31,

	2001		2000		1999		1998		1997

		Loans and		Loans and		Loans and		Loans and		Loans and
		Leases in		Leases in		Leases in		Leases in		Leases in
		Category		Category		Category		Category		Category
		as a		as a		as a		as a		as a
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Total		of Total		of Total		of Total		of Total
	Allowance	Gross	Allowance	Gross	Allowance	Gross	Allowance	Gross	Allowance	Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Mortgage — permanent	$2,285	42.6	$3,801	46.3	$4,837	47.2	$4,535	43.5	$3,800	45.1
Mortgage — construction	3,601	18.6	3,903	19.1	3,336	15.9	3,199	15.7	3,108	19.0
Consumer — direct	2,812	11.4	2,907	11.8	2,397	12.4	3,113	15.1	400	12.5
Consumer — indirect	1,202	3.0	760	0.9	938	5.2	650	4.4	153	1.7
Business banking	10,211	24.2	5,166	21.9	3,595	19.3	2,626	21.3	1,200	21.7
Commercial leases	0	0.2	0	—	0	—	0	—	0	—
Unallocated	488	N/A	203	N/A	500	N/A	500	N/A	825	N/A

	$20,599	100.0	$16,740	100.0	$15,603	100.0	$14,623	100.0	$9,486	100.0

Investments and Asset-Backed Securities

     Investments and ABS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Unrealized gains and losses on such investments and ABS are not reported in the Consolidated Financial Statements, as these investments and ABS are held for investment purposes. See “Management’s Discussion and Analysis — Results of Operations — Other Income” and Note 1 of “Notes to Consolidated Financial Statements.”

     Sterling classifies specific investments and ABS as available for sale. Investments classified as available for sale are carried at fair value. Unrealized gains and losses that are considered to be temporary are excluded from earnings and are reported net of deferred income tax as a separate component of accumulated comprehensive income (loss) in shareholders’ equity until such investments and ABS mature or are actually sold. These investments and ABS may be sold in response to changes in market interest rates and related changes in prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative investments and changes in funding sources and terms.

     At December 31, 2001 and 2000, investments and ABS classified as available for sale were $687.0 million and $476.7 million, respectively. The carrying value of these investments and ABS at December 31, 2001 and 2000 includes unrealized losses of $4.6 million (net of a $2.5 million related income tax benefit) and $3.6 million (net of a $1.9 million related income tax benefit), respectively. The decrease in fair value since December 31, 2000 is primarily due to an increase in long-term interest rates.

     Sterling invests primarily in ABS issued by FHLMC and FNMA and other agency obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and ABS.

     The following table provides the carrying values, contractual maturities and weighted average yields of Sterling’s investment and ABS portfolio at December 31, 2001.

	Maturity

	Less than	One to	Five to	Over Ten
	One Year	Five Years	Ten Years	Years	Total

	(Dollars in thousands)
Mortgage-backed securities
Balance	$0	$312	$20,490	$593,511	$614,313
Weighted average yield	0.00%	7.37%	5.13%	5.74%	5.72%
U.S. government and agency obligations
Balance	$1,003	$6,175	$0	$0	$7,178
Weighted average yield	5.80%	4.85%	0.00%	0.00%	4.99%
FHLB Seattle stock
Balance	$0	$0	$0	$39,699	$39,699
Weighted average yield(1)	0.00%	0.00%	0.00%	6.88%	6.88%
Municipal bonds(2)
Balance	$3,526	$2,138	$1,215	$0	$6,879
Weighted average yield(1)	4.55%	4.50%	4.06%	0.00%	4.51%
Other (3)
Balance	$56	$3,766	$24	$22,133	$25,979
Weighted average yield	0.00%	8.84%	7.38%	4.94%	5.51%
Total carrying value	$4,585	$12,391	$21,729	$655,343	$694,048
Weighted average yield	4.83%	3.46%	5.11%	5.62%	5.76%

(1)	The weighted average yield on Federal Home Loan Bank of Seattle (“FHLB Seattle”) stock is based upon the dividends received for the year ended December 31, 2001.

(2)	The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.

(3)	Other investments relate primarily to trust-preferred securities and residual interests in an asset-backed securitization.

     The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling’s investment and ABS portfolio at the dates indicated.

	December 31,

	2001	2000	1999

	(Dollars in thousands)
Mortgage-backed securities	$614,313	$314,434	$343,311
U.S. government and agency obligations	7,178	94,358	90,830
FHLB Seattle stock	39,699	37,082	34,767
Municipal bonds	6,879	9,632	10,873
Other	25,979	30,676	25,949

Total	$694,048	$486,182	$505,730

Available for sale	686,995	476,732	494,483
Held to maturity	7,053	9,450	11,247

Total	$694,048	$486,182	$505,730

Weighted average yield	5.76%	6.47%	6.61%

Sources of Funds

     General. Sterling’s primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, FHLB Seattle advances, secured lines of credit and other borrowings, proceeds from sales of investments and ABS and proceeds from sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other borrowings and other economic conditions. Borrowings also may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See “Lending Activities” and “Investments and ABS.”

     Deposit Activities. As a community bank, Sterling offers a variety of accounts for depositors designed to attract both short-term and long-term deposits from the general public. These accounts include money market demand accounts (“MMDA”) and checking accounts in addition to more traditional savings accounts and certificates of deposit (“CDs”) accounts. Sterling offers both interest- and noninterest-bearing checking accounts. The interest-bearing checking accounts can be subject to monthly service charges, unless a minimum balance is maintained. MMDA, CDs and savings accounts earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.

     With the exception of certain promotional CDs and variable-rate 18-month Individual Retirement Account (“IRA”) certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

     Sterling supplements its retail deposit gathering by soliciting funds from public entities. Public funds were 15.7% and 8.6% of deposits at December 31, 2001 and 2000, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had no brokered deposits at December 31, 2001 or 2000.

     The primary retail deposit vehicles being utilized by Sterling’s customers are CDs with terms of one year or less, regular savings accounts, money market accounts and negotiable order of withdrawal (“NOW”) accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated.

	Years Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Average	Interest	Average	Interest	Average	Interest
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Certificates of deposit	$981,243	5.35%	$968,109	5.94%	$866,461	5.14%
Regular savings and money market accounts	406,551	2.42	392,456	3.79	428,710	3.38
Checking accounts:
NOW accounts	209,020	0.52	193,026	0.87	189,207	1.02
Noninterest-bearing demand accounts	129,096	0.00	114,315	0.00	111,017	0.00

	$1,725,910	3.68%	$1,667,906	4.44%	$1,595,395	3.82%

     The following table shows the amounts and remaining maturities of CDs that had balances of $100,000 or more at December 31, 2001.

	December 31,

	2001	2000

Less than three months	$210,749	$183,335
Three to six months	48,546	75,011
Six to twelve months	200,651	86,582
Over twelve months	34,638	39,796

	$494,584	$384,724

     The following table presents the types of deposit accounts and the rates offered by Sterling Savings Bank and the balance in such accounts as of the specified dates.

		December 31, 2001					December 31, 2000

				Percentage					Percentage
Minimum		Minimum		of Total	Interest Rate		Minimum		of Total	Interest Rate
Term	Category	Balances	Amount	Deposits	Offered		Balances	Amount	Deposits	Offered

		(Dollars in thousands, except minimum amounts)
Transaction Accounts:
None	NOW checking	$100	$227,982	12.3	0.25%		$100	$203,130	11.8	1.09%
None	Commercial checking	100	140,654	7.6	0.00		100	123,440	7.1	0.00
None	Regular savings	100	82,259	4.4	0.75		100	75,415	4.4	1.59
None	Money market demand	1,000	340,400	18.4	1.17		1,000	307,001	17.8	1.09

	Total transaction accounts		791,295	42.7				708,986	41.1

Certificates of Deposit:
3 months	Fixed term, fixed rate	500	16,964	0.9	1.49		500	7,511	0.4	5.00
6 months	Fixed term, fixed rate	500	66,845	3.6	1.49		500	38,682	2.2	5.60
9 months	Fixed term, adjustable rate	5,000	77,737	4.2	2.47		5,000	6,146	0.4	5.60
11 months	Fixed term, fixed rate	500	19,234	1.0	1.59		500	81,582	4.7	5.60
12 months	Fixed term, fixed rate	500	101,423	5.5	1.88		500	133,107	7.8	5.89
12 months	Fixed term, fixed rate	N/A	119	0.0	N/A	(1)	N/A	135	0.0	N/A	(2)
12 months	Fixed term, adjustable rate	N/A	4	0.0	N/A	(1)	N/A	4	0.0	N/A	(2)
12 months	Fixed term, adjustable rate	N/A	702	0.0	N/A	(1)	N/A	911	0.1	N/A	(2)
15 months	Fixed term, adjustable rate	5,000	173,301	9.4	1.88		5,000	98,671	5.7	5.65
18 months	Fixed term, fixed rate	500	52,753	2.8	1.98		500	159,340	9.3	5.65
24 months	Fixed term, fixed rate	500	37,045	2.0	2.67		500	33,492	1.9	5.65
36 months	Fixed term, fixed rate	500	65,870	3.6	3.69		500	59,315	3.4	5.65
36 months	Zero coupon, fixed term	N/A	6	0.0	N/A	(1)	N/A	5	0.0	N/A	(2)
Greater than 36 months	Fixed term, fixed rate	500	89,136	4.8	4.57		500	72,305	4.2	5.65
18 months	Variable rate, IRA	100	9,057	0.5	2.38		100	12,106	0.7	6.41
18 months	Fixed rate, IRA	500	5,288	0.3	1.98		500	8,215	0.5	5.75
36 months	Variable rate, IRA	2,000	7,926	0.4	3.06		2,000	5,584	0.3	5.75
7 days	Fixed term, fixed rate	5,000	2,340	0.1	0.88		5,000	1,888	0.1	4.17
7 days	Mini-jumbos	80,000	11,207	0.6	1.90		80,000	21,760	1.3	6.20
7 days	Jumbos	100,000	325,284	17.6	2.00		100,000	274,474	15.9	6.30

	Total CDs		1,062,241	57.3				1,015,233	58.9

	Total deposits		$1,853,536	100.0				$1,724,219	100.0

(1)	Not currently offered.

(2)	Not offered.

     The following table sets forth the composition of Sterling’s deposit accounts at the dates indicated.

	December 31,

	2001		2000

		Percentage		Percentage
		of Total		of Total
	Amount	Deposits	Amount	Deposits

	(Dollars in thousands)
NOW checking	$227,982	12.3	$203,130	11.8
Commercial checking	140,654	7.6	123,440	7.1
Regular savings	82,259	4.4	75,415	4.4
Money market demand	340,400	18.4	307,001	17.8
Variable-rate certificates:
9-36 months	268,728	14.5	123,427	7.2
Fixed-rate certificates:
0-11 months	441,874	23.8	425,897	24.7
12-35 months	196,627	10.6	334,289	19.4
36-240 months	155,012	8.4	131,620	7.6

Total deposits	$1,853,536	100.0	$1,724,219	100.0

     Substantially all of Sterling’s depositors are residents of the States of Washington, Idaho, Montana and Oregon. Sterling is a member of The Exchange, an automated teller machine (“ATM”) system that allows participating customers to deposit or withdraw funds from NOW accounts, money market demand accounts and savings accounts throughout the United States and Canada. Sterling is also a member of the Plus System ATM network, with numerous locations in the United States and internationally. Sterling has 59 ATMs to better serve customers in those markets. Customers also can access the system through ATMs operated by other financial institutions.

     Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements. See “Management’s Discussion and Analysis — Liquidity and Sources of Funds.”

     The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the “FHL Banks”) each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to savings institutions. As a condition of membership in the FHLB Seattle, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling’s total mortgages outstanding or total advances from the FHLB Seattle. At December 31, 2001, Sterling exceeded its FHLB Seattle stock ownership requirement. The stock of the FHLB Seattle always has been redeemable at par value, but there can be no assurance that this always will be the case.

     As a member of the FHLB Seattle, Sterling Savings Bank can apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness, including a minimum ratio of total capital assets of at least five percent, are met. Each available credit program has its own interest rate and range of maturities. At December 31, 2001, Sterling had advances totaling $633.1 million from the FHLB Seattle which mature from 2002 through 2013 at interest rates ranging from 1.85% to 8.40%. See “Management’s Discussion and Analysis — Liquidity and Sources of Funds” and Note 8 of “Notes to Consolidated Financial Statements.”

     Pursuant to the Gramm-Leach-Bliley Act, the FHLB Seattle is required to adopt a new plan, subject to the approval of the Federal Housing Finance Board, during 2002. As a result, the FHLB Seattle’s stock ownership and collateralization requirements will change. Due to the preliminary nature of the proposed capital plan in February 2002, it is difficult for member institutions like Sterling Savings Bank to assess the impact of the new capital plan.

     Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $218.5 million and $110.3 million in reverse repurchase agreements outstanding at December 31, 2001 and 2000, respectively. Sterling enters into short-term repurchase agreements with selected retail customers. The balance of such short-term repurchase agreements was $10.9 million and $6.8 million at December 31, 2001 and 2000, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “Management’s Discussion and Analysis — Asset and Liability Management,” “Management’s Discussion and Analysis — Liquidity and Sources of Funds” and Note 9 of “Notes to Consolidated Financial Statements.”

     Other Borrowings. Sterling has a $30.0 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”). This note matures on September 17, 2007. Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% and is payable monthly. Sterling also has a $5.0 million revolving line of credit with U.S. Bank. This line of credit matures on September 16, 2002. The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% and is payable monthly. At December 31, 2001, no amounts were outstanding on the line of credit. The term note and line of credit are collateralized by 51.0% of the Common Stock and 72.7% of the Preferred Stock of Sterling Savings Bank. See Note 10 of “Notes to Consolidated Financial Statements.”

     Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-I”) to Sterling Capital Trust (“Trust-I”), a Delaware business trust, of which Sterling owns all of the common equity. The sole asset of Trust-I is the Junior Subordinated Debentures-I. Trust-I issued $40.0 million of 9.5% Cumulative Capital Securities (“Trust-I Preferred Securities”) to investors. Sterling’s obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I’s obligations under the Trust-I Preferred Securities. The Trust-I Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling was to become regulated as a bank holding company. The Trust-I Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling on June 30, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted, or certain other contingencies arise. See Note 10 of “Notes to Consolidated Financial Statements.”

     Sterling has outstanding $24.7 million of 10.25% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-II”) to Sterling Capital Trust II (“Trust-II”), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of Trust-II is the Junior Subordinated Debentures-II. Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities (“Trust-II Preferred Securities”) to investors. Sterling’s obligations under the Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II’s obligations under the Trust-II Preferred Securities. The Trust-II Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Trust-II Preferred Securities mature in July 2031 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. See Note 10 of “Notes to Consolidated Financial Statements.”

     Sterling has outstanding $3.5 million of 7.50% Convertible Subordinated Debentures due 2008 (the “Debentures”) as a result of a business combination. The Debentures are redeemable in whole or in part, at Sterling’s option at any time at fixed redemption prices plus accrued interest to the redemption date. Unless previously redeemed, the Debentures are convertible at any time before maturity into Common Stock of Sterling at a price of $15.18 per share, subject to adjustment in certain events. Fractional shares will be paid in cash at the time of conversion. The Debentures are unsecured general obligations of Sterling, subordinate in right of payment to all existing and future senior indebtedness of Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

     Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. Interest accrues at the 90-day LIBOR plus 2.50% and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002. See Note 10 of “Notes to Consolidated Financial Statements.”

     The following table sets forth certain information regarding Sterling’s short-term borrowings as of and for the periods indicated.

	Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements	$115,971	$79,668	$52,060
Short-term advances	115,648	183,918	158,900
Average amount outstanding during the period:
Short-term reverse repurchase agreements	66,718	36,427	43,574
Short-term advances	96,544	99,733	113,256
Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements	3.56%	6.09%	5.14%
Short-term advances	5.71%	5.77%	5.99%
Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements	2.68%	5.92%	5.07%
Short-term advances	5.06%	5.85%	6.03%

     The following table sets forth certain information concerning Sterling’s outstanding borrowings.

	December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
FHLB Seattle advances:
Short-term	$117,376	12.0	$84,184	11.2	$158,900	20.4
Long-term	515,678	52.6	446,468	59.5	331,603	42.5
Securities sold subject to reverse repurchase agreements:
Short-term	114,999	11.7	6,776	0.9	33,715	4.3
Long-term	103,550	10.6	103,550	13.8	145,800	18.7
Convertible Subordinated Debt	3,500	0.4	0	—	0	—
Floating Rate Notes Due 2006	30,000	3.1	30,000	4.0	30,000	3.9
Term note payable	30,000	3.1	0	—	0	—
Advances under lines of credit	0	—	40,000	5.3	40,000	5.1
Trust Preferred Securities	64,000	6.5	40,000	5.3	40,000	5.1

Total borrowings	$979,103	100.0	$750,978	100.0	$780,018	100.0

Weighted average interest rate		5.52%		6.65%		5.82%

Subsidiaries

     Sterling’s principal subsidiary is Sterling Savings Bank. Sterling Savings Bank has three principal subsidiaries which have been previously described: Action Mortgage, Harbor Financial and INTERVEST. Additionally, Sterling and Sterling Savings Bank have the following other wholly-owned, direct subsidiaries:

Sterling Financial Corporation

(1)	Sterling Capital Trust I was organized in May 1997 as a Delaware business trust. Sterling owns all the common equity of Trust-I. The sole asset of Trust-I is the Junior Subordinated Debentures-I issued by Sterling.

(2)	Sterling Capital Trust II was organized in July 2001 as a Delaware business trust. Sterling owns all the common equity of Trust-II. The sole asset of Trust-II is the Junior Subordinated Debentures-II issued by Sterling.

(3)	Tri-Cities Mortgage Corporation was obtained as part of an acquisition. At December 31, 2001, the corporation’s sole asset was cash.

Sterling Savings Bank

(1)	Fidelity Service Corporation was organized in 1983 to acquire and sell real and personal property in eastern Washington and Idaho.

(2)	Evergreen Environmental Development Corporation was organized to engage in real estate development and was obtained as part of an acquisition in December 1988. This corporation’s assets include a 33% interest in the Grapetree Partnership, which owns a parcel of raw land in Spokane, Washington that it intends to develop into single-family residential lots. Sterling Savings Bank’s investment in the Grapetree Partnership has been deemed by its primary federal regulators to be an impermissible investment. Accordingly, Sterling Savings Bank’s investment has been deducted from core and risk-based capital.

(3)	Tri-West Mortgage, Inc. was obtained as part of an acquisition in 1988 and was originally engaged in mortgage banking.

(4)	Evergreen First Service Corporation was acquired as part of an acquisition in 1988 and owns all of the outstanding capital stock of Harbor Financial, through which Sterling offers tax-deferred annuities, mutual funds and other financial products.

(5)	Sterling Automobile Loan Securitization 2000-1, L.L.C. was established in December 2000 as a special purpose entity to enable Sterling Savings Bank to sell approximately $93 million of motor vehicle retail installment contracts. See Note 1 of “Notes to Consolidated Financial Statements.”

(6)	Source Capital Corporation was acquired in September 2001. The corporation’s assets consist primarily of loans, leases and cash.

Competition

     Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling real estate and other loans, from savings and loan associations, mutual savings banks, credit unions, commercial banks and other institutions, many of which have greater resources than Sterling. Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities. Some or all of these competitive businesses operate in Sterling’s market areas.

Personnel

     As of December 31, 2001, Sterling, including its subsidiaries, had 890 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes its relationship with its employees is excellent.

Environmental Laws

     Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean-up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for clean-up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sterling may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sterling. Sterling is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of Sterling.

Regulation

     Introduction. The following is not intended to be a complete discussion but is intended to be a summary of some of the most significant provisions of laws applicable to Sterling and its subsidiaries.

     Sterling is a savings and loan holding company and as such is subject to OTS regulations, examinations and reporting requirements. Sterling Savings Bank is chartered by the State of Washington and its deposits are insured by the FDIC. Sterling Savings Bank is subject to comprehensive regulation, examination and supervision by the OTS, the FDIC and the Washington Supervisor. Furthermore, certain transactions and savings deposits are subject to regulations and controls promulgated by the Federal Reserve Board (the “Fed”).

     Savings and Loan Holding Company Regulation. Sterling is registered as a savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”). The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the “QTL Test”). Sterling presently controls only one savings and loan association, Sterling Savings Bank, which at December 31, 2001 met the QTL Test.

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

     The HOLA authorizes the OTS to issue a directive to a savings and loan holding company and any of its subsidiaries if the OTS determines that there is reasonable cause to believe that the continuation by the holding company of any activity constitutes a serious risk to the financial safety, soundness or stability of the holding company’s subsidiary savings association. The OTS may impose restrictions through such directive to limit such risk, including limiting (i) the payment of dividends by the savings association, (ii) transactions between the savings association, the holding company and the subsidiaries or affiliates of either and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its other affiliates may be imposed on the savings association. Such a directive has the same effect as a final cease and desist order. The issuance of the directive can be appealed to the Director of the OTS.

     The U.S.A. Patriot Act. Effective December 25, 2001, Sterling was required to comply with provisions of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to combat money laundering and terrorist financing while protecting the U.S. financial system. The Patriot Act imposes enhanced record keeping and due diligence requirements on domestic financial institutions and amended the Bank Secrecy Act to facilitate access to customer account information by government officials while immunizing banks from liability for releasing such information.

     The Gramm-Leach-Bliley Act. In November 1999, the Gramm-Leach-Bliley Act (the “GLBA”) was enacted. The GLBA is also known as the Financial Services Modernization Act due to its sweeping overhaul of the financial services industry. Enactment of the GLBA allows banks, securities firms and insurance companies to affiliate. Now financial institutions can act as financial “supermarkets” offering customers “one stop shopping” for bank accounts, insurance policies and securities transactions.

     The GLBA, among other things, provides customers with greater financial privacy by requiring financial institutions to safeguard their nonpublic personal information. Financial institutions must advise customers of their policies regarding the sharing of nonpublic personal information with non-affiliated third parties and allow customers to “opt-out” of such sharing (subject to several exceptions related mainly to processing customer-initiated transactions and compliance with current law.)

     The Home Ownership and Equity Protection Act of 1994. The Federal Reserve Board has adopted amendments to the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), which expand the protections of HOEPA to cover more transactions and prohibit certain practices deemed harmful to borrowers. If a loan qualifies as a HOEPA loan, certain practices and terms on high-cost mortgages are restricted and require special consumer disclosures. Effective October 1, 2002, the interest rate trigger on first-time liens used to determine whether a loan qualifies as a HOEPA loan will be lowered from 10% to 8% and the cost of single-premium credit insurance products will be added to the points and fees test. As a result, more of Sterling’s loans are expected to be subject to HOEPA restrictions and disclosure requirements.

     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA further provides the OTS with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”

     Under OTS regulations which implement the “prompt corrective action” system mandated by FDICIA, an institution is “well capitalized” if its total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) is 10% or more, its Tier 1 risked-based capital ratio (the ratio of core (Tier 1) capital to risk-weighted assets) is 6% or more, its core (Tier 1) capital ratio (the ratio of core (Tier 1) capital to total assets) is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. At December 31, 2001, Sterling Savings Bank met the standards for a “well capitalized” institution.

     An institution which is “undercapitalized” must submit a capital restoration plan to the OTS. The plan may be approved only if the OTS determines it is likely to succeed in restoring the institution’s capital and will not appreciably increase the risks to which the institution is exposed. The institution’s performance under the plan must be guaranteed by any company which controls the institution, up to a maximum of 5% of the institution’s assets. The OTS also may require an undercapitalized institution to take various actions deemed appropriate to minimize the potential losses to the deposit insurance fund. Institutions that are “significantly undercapitalized” or “critically undercapitalized” are subject to additional sanctions.

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

     Under FDICIA, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval. FDICIA also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well capitalized institutions and state-chartered institutions examined by state regulators. The federal banking agencies are required to set compensation standards for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees and principal shareholders. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts. FDICIA also greatly expanded the range of merger, purchase and assumption, and deposit transfer transactions involving banks and savings associations that are exempt from payment of exit and entry fees as transfers of deposits between the FDIC’s Bank Insurance Fund (“BIF”) and its Savings Association Insurance Fund (“SAIF”). Many of the provisions of FDICIA have been implemented through the adoption of regulations by the federal banking agencies.

     Regulatory Capital Requirements. Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings Bank. Such capital standards require that savings associations maintain (i) capital of not less than 1.5% of adjusted total assets, (ii) core (Tier 1) capital of not less than 4% of adjusted total assets and (iii) total risk-based capital of not less than 8% of risk-weighted assets. As of December 31, 2001, Sterling Savings Bank met all regulatory capital requirements. For additional information, see “Management’s Discussion and Analysis — Liquidity and Sources of Funds” and “Management’s Discussion and Analysis — Capital Resources.”

     Core (Tier 1) Capital. Core (Tier 1) capital consists of common shareholders’ equity, including retained earnings; non-cumulative perpetual preferred stock; certain non-withdrawable and pledged deposits; and minority interests in equity accounts of fully consolidated subsidiaries. In calculating core (Tier 1) capital, certain items must be deducted. These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged as of April 1989 in activities which were permissible for national banks. With respect to purchased mortgage servicing rights, the amount that qualifies to be included in core (Tier 1) capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost or (c) the current amortized book value. See “Subsidiaries.”

     Risk-Based Capital. The total risk-based capital requirement is an amount equal to 8% of risk-adjusted assets. A risk weight is assigned to both the on-balance sheet assets and off-balance sheet commitments of a savings association. Risk weights range from zero to 100% depending on the type of asset.

     Both core (Tier 1) capital and supplementary (Tier 2) capital may be used to meet the total risk-based capital requirement, although Tier 2 capital is limited to 100% of Tier 1 capital. For purposes of the total risk-based capital requirement, Tier 2 capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual or mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock, commitment notes and certain grandfathered mandatory redeemable preferred stock (although the amount included declines as the instrument approaches maturity), and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The total risk-based capital requirement was equal to 8% of risk-weighted assets at December 31, 2001.

     The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at December 31, 2001 and 2000. See “Management’s Discussion and Analysis — Capital Resources.”

	December 31,

	2001		2000

	Core (Tier 1) Capital

	Dollars	% (1)	Dollars	% (1)

	(Dollars in thousands)
Total shareholders’ equity	$281,046	9.37	$231,621	8.89
Adjustment:
Unrealized (gains) losses on securities	4,595	0.15	3,558	0.14
Less:
Goodwill and other intangibles	(44,621)	(1.49)	(49,998)	(1.92)
Investment in non-includable subsidiaries	(351)	(0.01)	(352)	(0.01)

Total core (Tier 1) capital	240,669	8.03	184,829	7.10
Core (Tier 1) capital requirement	119,926	4.00	104,199	4.00

Core (Tier 1) capital excess	$120,743	4.03	$80,630	3.10

	Core (Tier 1) Risk-based Capital

	Dollars	% (1)	Dollars	% (1)

	(Dollars in thousands)
Total core (Tier 1) capital	$240,669	10.83	$184,829	9.71
Core (Tier 1) risk-based capital requirement	88,882	4.00	76,141	4.00

Core (Tier 1) risk-based capital excess	$151,787	6.83	$108,688	5.71

	Total Risk-based Capital

	Dollars	% (1)	Dollars	% (1)

	(Dollars in thousands)
Total core (Tier 1) capital	$240,669	10.83	$184,829	9.71
General valuation allowances	22,255	1.00	15,937	0.84
Low-level recourse deduction	(3,157)	(0.14)	(5,712)	(0.30)

Total risk-based capital	259,767	11.69	195,054	10.25
Risk-based capital requirement	177,763	8.00	152,281	8.00

Risk-based capital excess	$82,004	3.69	$42,773	2.25

(1)	Ratio of core (Tier 1) capital to adjusted total assets for the core (Tier 1) capital ratio and ratio of core (Tier 1) and total risk-based capital to risk-weighted assets for core (Tier 1) risk-based and total risk-based capital.

     The OTS has adopted a regulation that adds an IRR component to the risk-based capital requirement for savings institutions like Sterling Savings Bank. The OTS may waive or defer inclusion of the IRR component on a case-by-case basis. Under the rule, institutions meeting or exceeding a base level of interest rate exposure must deduct an IRR component from the total capital available to meet their risk-based capital requirement. That deduction is equal to one-half of the difference between the institution’s actual measured exposure and the base level of exposure. The institution’s actual measured IRR is expressed as the change that occurs in its net present value (“NPV”) as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. The base level of IRR, which would require inclusion of a capital component, is defined as a decline in NPV which exceeds 2.0% of an institution’s assets expressed in terms of economic value. Using a computer model, the OTS will calculate changes in each institution’s NPV based on financial data the institution submits on its Thrift Financial Report. The OTS then will advise each institution of its required IRR deduction. The OTS, using December 31, 2001 financial information, has calculated that no IRR component deduction is required to be added to Sterling Savings Bank’s risk-based capital.

     Savings associations that fail to meet the core (Tier 1) or risk-based capital requirements are subject to a number of sanctions or restrictions. Under FIRREA, the OTS must prohibit any asset growth, except that the OTS may permit growth in an amount not in excess of net interest credited to the savings association’s deposit liabilities, if (i) the savings association obtains the prior approval of the OTS; (ii) any increase in assets is accompanied by an increase in core (Tier 1) capital in an amount not less than 3.0% of the increase in assets; (iii) any increase in assets is accompanied by an increase in capital not less in percentage amount than required under the risk-based capital standards then applicable; (iv) any increase in assets is invested in low-risk assets and (v) the savings association’s ratio of core (Tier 1) capital to total assets is not less than the ratio existing on January 1, 1991.

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

     Any savings association which does not meet its regulatory capital requirements may not accept, without a written waiver from the OTS, brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5.0% of the association’s total deposits. In addition, the FDIC prohibits, with certain exceptions, an “insolvent institution” from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution which does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution. Sterling had no brokered deposits at December 31, 2001 or 2000.

     A savings association which is not in compliance with its capital requirements may apply to the OTS for an exemption from the sanctions and penalties imposed upon a savings association for failure to comply with its minimum capital standards. Pursuant to FIRREA, the OTS may approve an application for a capital exemption if such exemption would pose no significant risk to the affected insurance fund, the savings association’s management is competent, the savings association is in compliance with all applicable statutes, regulations, orders and supervisory agreements and directives and the savings association’s management has not engaged in insider dealing, speculative practices or any other activities that could have jeopardized the association’s safety and soundness or contributed to impairing the association’s capital. Any application for a capital exemption must be accompanied by an acceptable capital plan. If a savings association receives approval of capital exemption and operates in accordance with an acceptable capital plan, it will be deemed to be in compliance with its capital standards for purposes of OTS capital regulation only. The savings association must request and receive approval of specific, express exemptions from the provisions of other rules, regulations and policy statements as part of the accepted capital plan to be deemed in capital compliance for purposes of such other rules, regulations and policy statements.

     Federal Deposit Insurance Corporation. Sterling’s deposits are insured up to $100,000 per insured depositor (as defined by law and regulations) by the FDIC through the SAIF. The SAIF is administered and managed by the FDIC. The FDIC is authorized to conduct examinations of and to require reporting by SAIF member institutions. The FDIC may prohibit any SAIF member institution from engaging in any activity the FDIC determines by regulation or order poses a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations.

     Deposits insured by SAIF are currently assessed at the rate of zero for well-capitalized institutions displaying little risk to the SAIF to $0.27 per $100 of domestic deposits for undercapitalized institutions displaying high risk. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25% of insured deposits.

     The Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation. Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019. The FICO has assessment authority separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The FICO assessment rate, currently $0.02 per $100 of deposits, is adjusted quarterly.

     The FDIC is empowered to initiate a termination of insurance proceeding in cases where the FDIC determines that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated an applicable law, regulation, order or condition imposed by the FDIC. The FDIC may deem failure to comply with applicable regulatory capital requirements an unsafe and unsound practice. If the FDIC terminates a savings association’s deposit insurance, funds then on deposit continue to be insured for at least six months and up to two years after notice of such termination is provided to the account holders. Furthermore, if the FDIC initiates an insurance termination proceeding against a savings association that has no core (Tier 1) capital, the FDIC may issue a temporary order immediately suspending deposit insurance on all deposits received by such savings association.

     Loans to Affiliates. FIRREA amended the statutory provisions governing transactions between a savings association and its affiliates. Such transactions are subject to the restrictions of Sections 23A and 23B of the Federal Reserve Act (the “FRA”) in the same manner and to the same extent as if the savings association were a member bank as defined in the FRA, except that a savings association may not (i) extend credit to any affiliate engaged in activities that are impermissible for a bank holding company or (ii) purchase or invest in any securities of an affiliate other than shares of a subsidiary.

     Section 23A of the FRA limits the aggregate amount of “covered transactions” with any one affiliate to 10% of the capital stock and surplus of the member bank. “Covered transactions” are defined in Section 23A to include extending credit to, purchasing the assets of, issuing a guarantee, acceptance or letter of credit on behalf of, or investing in the stock or securities of, any affiliate. Section 23A also requires a bank to obtain specified levels of collateral for any extension of credit to an affiliate. Section 23B, in general, requires that any transaction with an affiliate be on terms and conditions no less favorable to the member bank than those applicable to transactions with unaffiliated entities. The OTS has recently adopted regulations further defining and clarifying the applicability of Section 23A and 23B to savings associations. The OTS has the authority to impose any additional restrictions on any transaction between a savings association and an affiliate that it determines are necessary to protect the safety and soundness of the association.

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

     Liquidity. Savings associations, including Sterling Savings Bank, must maintain sufficient liquidity to ensure safe and sound operations. Sterling Savings Bank’s liquidity ratios at December 31, 2001 and 2000 were 3.6% and 7.7%, respectively. The decrease was primarily due to a decrease in investments available for sale.

     Loans-to-One-Borrower. Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event). OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. In addition, institutions which meet applicable capital requirements may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 15% of the institution’s unimpaired capital and unimpaired surplus, subject to certain conditions. At December 31, 2001, Sterling’s loans-to-one-borrower limit was $30.0 million, which management believes is adequate to allow for loan originations.

     Qualified Thrift Lender. Under the QTL Test, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in “qualified thrift investments” on a monthly average basis in nine out of every twelve months. Qualified thrift investments include, in general, loans, securities and other investments that are related to housing and small business. At December 31, 2001, Sterling’s qualified thrift investments were 80.5% of portfolio assets. An institution’s failure to remain a qualified thrift lender (“QTL”) may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions; (3) loss of borrowing privileges at the FHLB Seattle and (4) limitations on the payment of dividends.

     Restriction on Business Banking Loans. According to OTS regulations, Sterling is permitted to hold no more than 20% of its assets in certain business banking loans as defined in the Thrift Financial Report. At December 31, 2001, Sterling had $519.9 million of such loans, or approximately 17.1% of total assets.

     Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by the OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institutions. The CRA requires public disclosure of an institution’s CRA rating and requires the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Sterling’s current CRA rating is “satisfactory.”

     Change of Control. Under applicable statutes and regulations, a person may not acquire control of a savings association without the prior approval of the OTS and the Washington Supervisor. Control is conclusively deemed to be acquired when, among other things, a person, either alone or acting in concert with others, acquires more than 25% of any class of voting stock of a savings association. Under federal statutes and regulations, a rebuttable presumption of control arises if a person acquires, either alone or acting in concert with others, more than ten percent of any class of voting stock of a savings association and is subject to a “control factor,” or acquires more than 25% of any class of stock, and is subject to a “control factor.” A person is subject to a control factor as a result of specified ownership levels of the savings association’s debt or equity or as a result of certain relationships with the savings association.

     As indicated above, if a person’s ownership of the savings association stock is below the threshold levels for control, such person may nevertheless be deemed to be “acting in concert” with one or more other persons who own stock in the savings association, in which case all of the stock ownership of each person acting in concert will be aggregated and attributed to each member of the group, thereby putting each one over the control threshold. Under certain circumstances, acquirers will be presumed to be acting in concert. For example: (i) a company will be presumed to be acting in concert with a controlling shareholder or management official; (ii) a company controlling or controlled by another company and companies under common control will be presumed to be acting in concert and (iii) persons will be presumed to be acting in concert where they constitute a group under Section 13 or the proxy rules under Section 14 of the Securities Exchange Act of 1934, as amended.

     Restrictions on Activities of State-Chartered Associations. FIRREA prohibits a state-chartered savings association from engaging in any type of activity or any activity in an amount that is not permissible for a federal savings association unless (i) the FDIC has determined that such activity poses no threat to the insurance fund and (ii) the savings association continues to be in compliance with applicable capital requirements. If the FDIC determines that the amount of such activity does not pose a significant threat to the insurance fund, an association which is in compliance with applicable capital requirements may engage in activities in an amount greater than that permissible for a federal savings association. FIRREA also prohibits a state-chartered savings association from acquiring or retaining any equity investment (other than shares in certain service corporations) of a type or in an amount not permissible for a federal savings association. A savings association must divest any such equity investment as quickly as can be prudently done. Pursuant to applicable equity investment rules, Sterling has excluded its investment in assets totaling $351,000 from its calculation of risk-based capital as of December 31, 2001. Sterling is actively marketing these properties. See “Subsidiaries.”

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

     Sterling’s income is derived primarily from dividends to the extent they are declared and paid by Sterling Savings Bank. Current OTS regulations require Sterling Savings Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to Sterling, as its holding company. The OTS has approved all of Sterling Savings Bank Preferred Stock dividend payments to Sterling, but there can be no assurance as to the approval of future dividends.

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

     Under the provisions of the Depository Institutions Deregulation and Monetary Control Act of 1980, savings and loan associations, like Sterling Savings Bank, also have authority to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve regulations require associations to exhaust all FHL Bank sources before borrowing from the Fed.

     Federal Taxation. Sterling is subject to federal income taxation under the Internal Revenue Code of 1986 as amended, in the same manner as other corporations. Sterling files consolidated federal income tax returns on the accrual basis. See Note 11 of “Notes to Consolidated Financial Statements.”

     State Law and Regulation. Sterling Savings Bank is a Washington State-chartered institution and is subject to regulation by the Washington Supervisor, which conducts regular examinations to ensure that Sterling Savings Bank’s operations and policies conform with sound industry practice. The liquidity and other requirements set by the Washington Supervisor are generally no stricter than the liquidity and other requirements set by the OTS. State law regulates the amount of credit that can be extended to any one person or marital community and the amount of money that can be invested in any one property. Without the Washington Supervisor’s approval, Sterling Savings Bank currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings Bank’s total assets. State law also regulates the types of loans Sterling Savings Bank can make. Without the Washington Supervisor’s approval, Sterling Savings Bank cannot currently invest more than 10% of its total assets in other corporations. Sterling Savings Bank also operates branches within the States of Oregon, Idaho and Montana and therefore is also subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance and the Montana Department of Finance.

Item 2. Properties

     Sterling Savings Bank owns 43 branches and leases 14 branches in Washington, owns 5 branches and leases 1 branch in Oregon, owns 9 branches and leases 2 branches in Idaho and owns 3 branches in Montana. Action Mortgage leases 3 residential loan production branches (one in Washington, one in Oregon and one in Idaho). INTERVEST leases one office in Washington and leases one office in Oregon. These branches and offices range in size from 500 to 105,000 square feet and have a total net book value, including leasehold improvements and furniture and fixtures, of $48.3 million at December 31, 2001. Leases on these properties expire between June 30, 2002 and December 31, 2014. Sterling believes it will be able to renew the leases or obtain comparable properties.

Item 3. Legal Proceedings

     Periodically, various claims and lawsuits are brought against issues incident to Sterling’s business. In addition, Sterling succeeded to several claims as a result of past acquisitions by Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests and claims involving the making and servicing of loans. No material loss is expected from any of such pending claims or lawsuits, although there can be no assurance in this regard.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.	Market for the Registrant’s Stock and Related Shareholder Matters

     Sterling has outstanding one class of Common Stock. As of February 28, 2002, there were 10,572,479 shares of Common Stock outstanding. As of February 28, 2002, the Common Stock was owned by 1,489 shareholders of record. The Common Stock is quoted on the Nasdaq National Market tier of the Nasdaq stock market under the symbol “STSA.” For information concerning the payment of dividends, see “Business — Regulation — Regulatory Capital Requirements,” “Management’s Discussion and Analysis — Liquidity and Sources of Funds” and Note 24 of “Notes to Consolidated Financial Statements.”

     The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated.

	High	Low

Year ended December 31, 2001:
Fourth quarter	$15.03	$13.48
Third quarter	15.77	13.15
Second quarter	13.88	12.00
First quarter	12.35	10.42
Year ended December 31, 2000:
Fourth quarter	$11.70	$8.79
Third quarter	10.13	8.50
Second quarter	10.85	7.73
First quarter	10.22	7.82

     Sterling has never paid cash dividends on its Common Stock. Sterling intends to retain earnings to facilitate the operation and expansion of its business and to strengthen its capital position. Sterling therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Item 6. Selected Financial Data (1) (3)

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share amounts)
Interest income	$201,385	$205,310	$177,109	$155,763	$135,885
Interest expense	(116,516)	(125,544)	(102,004)	(96,558)	(88,077)

Net interest income	84,869	79,766	75,105	59,205	47,808
Provision for loan and lease losses	(8,000)	(4,600)	(3,900)	(5,325)	(2,482)

Net interest income after provision for loan and lease losses	76,869	75,166	71,205	53,880	45,326
Other income	21,021	14,488	13,562	12,313	9,474
Merger, acquisition and conversion costs	(283)	0	0	(5,464)	0
Amortization of goodwill and intangibles	(5,377)	(5,490)	(5,692)	(3,971)	(2,242)
Goodwill litigation	(890)	(1,074)	(272)	0	0
Other operating expenses	(66,743)	(61,404)	(58,514)	(46,856)	(36,187)

Income before income taxes	24,597	21,686	20,289	9,902	16,371
Income tax provision	(8,409)	(8,033)	(7,470)	(3,679)	(6,152)

Net income	16,188	13,653	12,819	6,223	10,219
Preferred stock dividends declared	0	0	0	0	(940)

Net income applicable to common shares	$16,188	$13,653	$12,819	$6,223	$9,279

Income per common share:
Basic(1)	$1.62	$1.39	$1.31	$0.64	$1.16
Diluted(1)	$1.59	$1.39	$1.30	$0.63	$1.03
Weighted average common shares outstanding:
Basic(1)	10,004,584	9,799,716	9,780,461	9,713,320	8,027,865
Diluted(1)	10,233,756	9,848,791	9,857,894	9,942,651	9,886,517
Ratios:
Return on average assets	0.58%	0.52%	0.52%	0.30%	0.58%
Return on average common shareholders’ equity	10.5%	11.0%	10.7%	5.4%	11.1%
Shareholders’ equity to total assets at end of period	5.5%	5.3%	4.6%	5.1%	5.7%
Book value per common share at end of period	$15.71	$14.42	$12.02	$12.21	$11.40
Net interest margin	3.27%	3.25%	3.33%	3.05%	2.84%
Nonperforming assets to total assets at end of period	0.82	0.56	0.65	0.40	0.71
Operating Cash Performance Ratios:(2)
Operating cash earnings	$18,912	$16,147	$15,440	$13,012	$10,673
Operating cash earnings per common share — diluted(1)	$1.85	$1.64	$1.57	$1.31	$1.08
Operating cash return on average common shareholders’ equity	12.2%	13.0%	12.9%	11.3%	12.7%
Operating cash return on average assets	0.67%	0.62%	0.63%	0.62%	0.60%
Operating efficiency	64.1%	66.3%	66.3%	65.0%	63.2%

Item 6. Selected Financial Data (continued)

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share amounts)
Financial Position Data:
Total assets	$3,038,593	$2,652,709	$2,546,925	$2,314,587	$1,938,353
Loans and leases receivable	2,109,479	1,965,927	1,787,771	1,468,534	1,105,739
Asset-backed securities	617,569	314,434	343,310	405,725	477,513
Investments	76,479	171,748	162,420	180,680	213,426
Deposits	1,853,536	1,724,219	1,617,368	1,545,425	1,084,445
FHLB Seattle advances	633,054	530,652	490,503	319,540	460,085
Other borrowings	127,500	110,000	110,000	97,240	72,240
Shareholders’ equity	165,690	141,338	117,639	119,017	110,617
Statistical Data:
Number of:
Employees (full-time equivalents)	890	822	817	746	525
Offices:
Full service	77	77	77	77	44
Residential loan production	8	8	8	10	8
Real estate loans	5,879	6,254	6,472	6,877	8,338
Deposit accounts	154,329	156,717	156,197	156,362	88,969

(1)	All prior period per common share and weighted average common share amounts have been restated to reflect the 10% Common Stock dividend distributed on November 30, 2001.

The selected financial data (except the ratios and statistical data) of Sterling for each of the periods has been derived from Sterling’s consolidated financial statements. Such consolidated financial statements for the year ended December 31, 2001 have been audited by BDO Seidman LLP. The consolidated financial statements for the years ended December 31, 2000, 1999, 1998 and 1997 have been audited by PricewaterhouseCoopers LLP.

(2)	Amounts and ratios exclude certain goodwill and other intangible amortization and other non-recurring items, including acquisition-related costs and adjustments, net of related income taxes. Intangible amortization, net of income tax effect, was $2.5 million, $2.5 million, $2.6 million, $1.6 million and $454,000 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Acquisition-related costs and other adjustments, net of income tax effect, were $187,000 and $5.2 million for the years ended December 31, 2001 and 1998, respectively.

For the operating efficiency ratios, goodwill and other intangible amortization excluded from operating expenses was $5.4 million, $5.5 million, $5.7 million, $4.0 million and $2.2 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Acquisition-related costs excluded from operating expenses were $283,000 and $5.5 million for the years ended December 31, 2001 and 1998, respectively. Acquisition-related adjustments included in other income were $581,000 for the year ended December 31, 1998.

(3)	Comparability could be affected by past acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report. The discussion and analysis is subject to the statement concerning forward-looking statements that precedes Item 1 of this report.

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

     Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. With $3.04 billion in total assets at December 31, 2001, Sterling attracts FDIC-insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

     During 2001, Sterling opened a Corporate Banking Center in Portland, Oregon. This center expands Sterling’s presence in the Portland market and enables Sterling to attract community banking deposits and loans.

     In September 2001, Sterling completed a business combination with Source Capital Corporation. This combination increased Sterling’s total capital by approximately $9.1 million. The transaction was accounted for using the purchase method. Therefore, Sterling’s results do not include the operating results of Source Capital prior to the effective date. See Note 25 of “Notes to Consolidated Financial Statements.”

     In July 2001, Sterling, through its Sterling Capital Trust II subsidiary, issued $24.0 million of the Trust-II Preferred Securities to investors. The Trust-II Preferred Securities are treated as debt of Sterling and mature in July 2031. Sterling used $15.0 million of the proceeds to pay down its debt and contributed approximately $9.0 million in capital to Sterling Savings Bank to fund its growth.

     Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling’s revenues are derived primarily from interest earned on loans and ABS, from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the OTS, the FDIC and the Washington Supervisor. See “Regulation.”

     Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial businesses or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired businesses or preventing deposit erosion or loan quality deterioration at acquired businesses. There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other businesses on attractive terms. Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

Net Interest Income

     The most significant component of earnings for a financial institution typically is net interest income (“NII”), which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings. Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the year ended December 31, 2001, the increase in net interest income was primarily due to an increase in loan, lease and ABS volumes. During the years ended December 31, 2000 and 1999, the increases in NII were primarily due to increases in loan volumes.

     The following table sets forth, for the periods indicated, information with regard to the average balances of interest-earning assets and interest-bearing liabilities, average noninterest-earning assets and noninterest-bearing liabilities and average shareholders’ equity, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, NII, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities.

	Years Ended December 31,

	2001			2000			1999

		Interest	Average		Interest	Average		Interest	Average
		Earned	Yield		Earned	Yield		Earned	Yield
	Average	or	or	Average	or	or	Average	or	or
	Balance(1)	Paid	Cost(2)	Balance(1)	Paid	Cost(2)	Balance(1)	Paid	Cost(2)

	(Dollars in thousands)
Loans and leases	$2,016,167	$165,976	8.23%	$1,953,951	$172,954	8.85%	$1,716,279	$143,535	8.36%
Asset-backed securities	473,923	29,062	6.13	336,085	21,630	6.44	364,266	22,828	6.27
Investment and cash equivalents	104,757	6,347	6.06	168,002	10,726	6.38	171,565	10,746	6.26

Total interest-earning assets	$2,594,847	$201,385	7.76%	$2,458,038	$205,310	8.35%	$2,252,110	$177,109	7.86%
Noninterest-earning assets	193,624			166,840			193,922

Total assets	$2,788,471			$2,624,878			$2,446,032

Interest-bearing liabilities:
Certificates of deposit	$981,243	$52,510	5.35%	$968,109	$57,525	5.94%	$866,461	$44,507	5.14%
Regular savings and money market accounts	406,551	9,838	2.42	392,456	14,875	3.79	428,710	14,493	3.38
Interest-bearing demand accounts	209,020	1,086	0.52	193,026	1,673	0.87	187,207	1,921	1.03

Total interest-bearing deposits	1,596,814	63,434	3.97	1,553,591	74,073	4.77	1,482,378	60,921	4.10
Noninterest-bearing demand deposits	129,096	0	0.00	114,315	0	0.00	111,017	0	0.00

Total deposits	1,725,910	63,434	3.68	1,667,906	74,073	4.44	1,593,395	60,921	3.82
FHLB Seattle advances	577,403	34,594	5.99	520,791	31,792	6.10	404,301	22,141	5.48
All other borrowings	161,169	8,896	5.52	174,396	9,396	5.39	191,419	9,714	5.07
Trust Preferred Securities	50,968	4,931	9.67	40,000	3,860	9.65	40,000	3,860	9.65
Term note payable	13,710	438	3.19	0	0	0.00	0	0	0.00
Convertible Subordinated Debt	882	66	7.48	0	0	0.00	0	0	0.00
8.75% Subordinated Notes	0	0	0.00	0	0	0.00	8,572	927	10.81
Floating Rate Notes Due 2006	30,000	2,241	7.47	30,000	2,870	9.57	17,823	1,485	8.33
Advances under lines of credit	21,720	1,916	8.82	40,019	3,553	8.88	38,591	2,956	7.66

Total interest-bearing liabilities	2,581,762	$116,516	4.51%	2,473,112	$125,544	5.08%	2,294,101	$102,004	4.45%

Other noninterest-bearing liabilities	121,797			27,594			31,935
Total liabilities	2,703,559			2,500,706			2,326,036
Shareholders’ equity	154,008			124,172			119,996

Total liabilities and shareholders’ equity	$2,857,567			$2,624,878			$2,446,032

Net interest spread		$84,869	3.25%		$79,766	3.27%		$75,105	3.41%

Net interest margin			3.27%			3.25%			3.33%

Ratio of average interest-earning assets to average interest-bearing liabilities			100.51%			99.39%			98.17%

(1)	Average balances are computed on a monthly basis.

(2)	The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

     The following table illustrates the changes in Sterling’s NII due to changes in volume (change in volume multiplied by initial rate), changes in interest rate (change in rate multiplied by initial volume) and changes in rate/volume (change in rate multiplied by change in average volume) for the periods indicated.

	December 31, 2001				December 31, 2000
	Increase (Decrease) Due to:				Increase (Decrease) Due to:

			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

	(Dollars in thousands)
Interest income on:
Loans and leases	$5,332	$(12,253)	$(57)	$(6,978)	$19,914	$8,263	$1,144	$29,321
Asset-backed securities	8,871	(1,021)	(418)	7,432	(223)	207	(4)	(20)
Investment and cash equivalents	(4,038)	(547)	206	(4,379)	(1,766)	616	(48)	(1,198)

Total interest income	10,165	(13,821)	(269)	(3,925)	17,925	9,086	1,092	28,103

Interest-bearing deposits:
Certificates of deposit	780	(5,719)	(76)	(5,015)	5,221	6,978	819	13,018
Regular savings and money market accounts	534	(5,378)	(193)	(5,037)	(1,226)	1,756	(148)	382
Interest-bearing demand accounts	139	(670)	(56)	(587)	39	(281)	(6)	(248)
Noninterest-bearing accounts	0	0	0	0	0	0	0	0

Total deposits	1,453	(11,767)	(325)	(10,639)	4,034	8,453	665	13,152
FHLB Seattle advances	3,456	(590)	(64)	2,802	6,379	2,540	732	9,651
All other borrowings	(713)	230	(17)	(500)	(864)	599	(53)	(318)
Trust Preferred Securities	1,058	10	3	1,071	0	0	0	0
Term note payable	0	0	438	438	0	0	0	0
Convertible Subordinated Debt	0	0	66	66	0	0	0	0
8.75% Subordinated Notes	0	0	0	0	(927)	0	0	(927)
Floating Rate Notes Due 2006	0	(629)	0	(629)	1,015	220	150	1,385
Advances under lines of credit	(1,625)	(23)	11	(1,637)	109	470	18	597

Total interest expense	3,629	(12,769)	112	(9,028)	9,746	12,282	1,512	23,540

Net interest income	$6,536	$(1,052)	$(381)	$5,103	$8,179	$(3,196)	$(420)	$4,563

Asset and Liability Management

     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling’s NII and the NPV, or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling’s ARMs are indexed to the one-year or five-year U.S. Treasury index or fixed-rate LIBOR Swaps. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling’s results of operations. Currently, Sterling’s interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates. See “Business - Lending Activities.”

     Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans; whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution’s portfolio as well as its NII.

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

     The calculations of present value have certain shortcomings. The discount rates utilized for loans, investments and ABS are based on estimated nationwide market interest rate levels for similar loans and securities, with prepayment assumptions based on historical experience and market forecasts. The unique characteristics of Sterling’s loans, leases and ABS may not necessarily parallel those in the model. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the market value of deposits and FHLB Seattle advances since such deposits and advances are unique to and have certain price and customer relationship advantages for depository institutions. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments on the assumption that the resulting cash flows are reinvested in financial instruments with virtually identical terms.

     The total measurement of Sterling’s exposure to IRR as presented in the following table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment most likely will result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of and the net earnings generated from Sterling’s net assets from any change in interest rates.

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

     The following table presents Sterling’s estimates of changes in NPV for the periods indicated. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.

	At December 31, 2001			At December 31, 2000

Change in		Ratio of NPV			Ratio of NPV
Interest Rate		to the Present	%		to the Present	%
in Basis Points		Value of	Change		Value of	Change
(Rate Shock)	NPV	Total Assets	in NPV	NPV	Total Assets	in NPV

(Dollars in thousands)
+300	$28,769	1.00%	(72.7)	$50,550	1.94%	(60.4)
+200	55,326	1.89	(47.5)	80,812	3.11	(36.7)
+100	75,598	2.55	(28.3)	104,108	4.00	(18.4)
Static	105,406	3.48	N/A	127,609	4.90	N/A
-100	125,865	4.10	19.4	130,460	5.01	2.2
-200	117,709	3.80	11.7	112,735	4.33	(11.7)
-300	120,002	3.85	13.8	73,483	2.82	(42.4)

     At December 31, 2001, Sterling calculated that its NPV was $105.4 million and that its NPV would decrease by 47.5% and 72.7% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $127.6 million at December 31, 2000, where its NPV would decrease by 36.7% and 60.4% if interest rate levels generally were to increase by 2% and 3%, respectively. The decrease in NPV at December 31, 2001 from December 31, 2000 was primarily due to the drop in short-term interest rates.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap position to be a negative 5.0% and a negative 10.0% at December 31, 2001 and 2000, respectively. Sterling calculated its three-year gap position to be a negative 1.8% and a negative 10.0% at December 31, 2001 and 2000, respectively. The decrease in the negative readings at the three-year gap position was primarily due to new and existing loans being funded with longer-term deposits and borrowings. Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%. At December 31, 2001, Sterling’s gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII. See “Results of Operations — Net Interest Income” and “Capital Resources.”

     The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling’s interest-earning assets and interest-bearing liabilities at December 31, 2001. Other than loans which are in the available-for-sale portfolio, all of the financial instruments of Sterling are intended to be held to maturity. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling’s historical experience, estimates from secondary market sources such as FHLMC and estimated passbook deposit decay rates (the rate of withdrawals or transfers to higher-yielding CDs). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard. The classification of mortgage loans, investments and ABS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information reported in accordance with GAAP and contained elsewhere in this Report on Form 10-K.

	Maturity or Repricing

		Over	Over	Over
	0 to 3	3 Months	1 Year	3 Years	Over
	Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, investments and ABS:
ARM and balloon mortgage loans	$558,810	$215,242	$135,842	$15,850	$273	$926,017
Fixed-rate mortgage loans	32,859	101,655	216,392	172,893	475,858	999,657
Loans held for sale	12,077	0	0	0	0	12,077

Total mortgage loans, investments and ABS	603,746	316,897	352,234	188,743	476,131	1,937,751
Nonmortgage loans:
Consumer	81,853	63,789	91,335	42,313	27,906	307,196
Commercial	219,410	123,878	127,654	32,092	15,490	518,524

Total loans, investments and ABS	905,009	504,564	571,223	263,148	519,527	2,763,471
Cash, investments and ABS	61,902	4,027	8,788	2,174	39,193	116,084

	966,911	508,591	580,011	265,322	558,720	2,879,555
Cash on hand and in banks	0	0	0	0	63,243	63,243
Other noninterest-earning assets	0	0	0	0	95,795	95,795

Total assets	$966,911	$508,591	$580,011	$265,322	$717,758	$3,038,593

Interest-bearing liabilities:
Deposits:
Certificates of deposit	$315,979	$588,939	$107,758	$26,237	$23,328	$1,062,241
Checking accounts	9,183	27,381	71,818	70,143	191,551	370,076
Money market accounts	338,960	0	0	0	0	338,960
Passbook accounts	3,290	9,871	26,323	26,322	16,453	82,259

Total deposits	667,412	626,191	205,899	122,702	231,332	1,853,536
FHLB Seattle advances	51,730	65,646	210,000	136,417	169,261	633,054
Repurchase agreements	100,864	14,135	28,550	75,000	0	218,549
Other borrowings	60,000	0	0	0	67,500	127,500

Total interest-bearing liabilities	$880,006	$705,972	$444,449	$334,119	$468,093	$2,832,639

Other noninterest-bearing liabilities	0	0	0	0	40,264	40,264
Shareholders’ equity	0	0	0	0	165,690	165,690

Total liabilities and shareholders’ equity	$880,006	$705,972	$444,449	$334,119	$674,047	$3,038,593

Net gap	$86,905	$(197,381)	$135,562	$(68,797)	$43,711	$0

Cumulative gap	$86,905	$(110,476)	$25,086	$(43,711)	$0	$0

Cumulative gap to total assets	2.86%	(3.64%)	0.83%	(1.44%)	0.00%	0.00%

Financial Position

     Assets. At December 31, 2001, Sterling’s assets were $3.04 billion, up 14.7% from $2.65 billion at December 31, 2000. The increase was primarily due to growth in ABS and net loans and leases receivable.

     Investments and ABS. Sterling’s investment and ABS portfolio at December 31, 2001 was $694.0 million, up $207.8 million from the December 31, 2000 balance of $486.2 million. The increase was primarily due to purchases of ABS.

     Loans and Leases Receivable. At December 31, 2001, net loans and leases receivable were $2.10 billion, up $143.6 million from $1.97 billion at December 31, 2000. The increase was primarily due to growth in commercial real estate and business banking loans. See “Business — Lending — Loan Portfolio Analysis.”

     Other Assets and Bank-Owned Life Insurance. Other assets and BOLI increased to $43.0 million from $11.2 million at December 31, 2000. The increase was primarily due to the purchase of $30.0 million in BOLI, which is being used to fund future employee benefits.

     Deposits. Total deposits increased $129.3 million to $1.85 billion at December 31, 2001 from $1.72 billion at December 31, 2000. The decrease in the average cost of total deposits noted in the table below was primarily due to the decrease in the rates paid on certificates of deposit. The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	December 31,

	2001		2000

	Amount	%	Amount	%

	(Dollars in thousands)
Certificates of deposit	$1,062,241	57.3	$1,015,233	58.9
Savings and money market	422,659	22.8	382,416	22.2
NOW checking	227,982	12.3	203,130	11.8
Noninterest checking	140,654	7.6	123,440	7.1

Total deposits	$1,853,536	100.0	$1,724,219	100.0

Weighted average cost of deposits at end of period	2.48%		4.66%

     Borrowings. Sterling’s primary sources of borrowing are the FHLB Seattle advances, securities sold under agreements to repurchase and other borrowings. At December 31, 2001, total borrowings were $979.1 million, compared with $751.0 million at December 31, 2000, an increase of $228.1 million. The increase was used to fund loan growth. See “Liquidity and Sources of Funds.”

Results of Operations for the Years Ended December 31, 2001 and 2000

     Overview. Sterling recorded net income of $16.2 million, or $1.59 per diluted share, for the year ended December 31, 2001, compared with net income of $13.7 million, or $1.39 per diluted share, for the year ended December 31, 2000. The increase in net income reflected higher net interest income and other income.

     In addition:

•	On an operating cash basis, earnings increased 17.4% to $18.9 million, or $1.85 per diluted share, for the twelve months ended December 31, 2001, compared with $16.1 million, or $1.64 per diluted share for 2000. Operating cash earnings are calculated by excluding from net income certain intangible amortization and merger and acquisition costs, net of related income tax effects.

•	Total assets increased to over $3.0 billion.

•	Loan originations were a record $1.47 billion, exceeding last year’s originations by 43.6%.

•	Mortgage banking operations income increased to $3.6 million in 2001, more than double the amount for 2000.

•	Net interest margin increased by 24 basis points to 3.37% in the fourth quarter.

•	Sterling opened the Corporate Banking Center in Portland, Oregon, in September 2001 as a part of its increased focus on business lending opportunities.

•	With continued strong operating fundamentals, Sterling’s Board of Directors declared a 10% stock dividend, payable on November 30, 2001 to shareholders of record on November 8, 2001.

•	Book value increased to $15.71 per share primarily due to retention of earnings.

     On an operating cash flow basis, return on average equity for the year ended December 31, 2001 decreased to 12.2%, compared with 13.0% for the same period in 2000. Operating cash flow refers to net income excluding certain intangible amortization and acquisition costs, net of related income tax.

     The annualized return on average assets was 0.58% and 0.52% for the years ended December 31, 2001 and 2000, respectively. The annualized return on average equity was 10.5% and 11.0% for the years ended December 31, 2001 and 2000, respectively.

     Net Interest Income. Net interest income for the years ended December 31, 2001 and 2000 was $84.9 million and $79.8 million, respectively. The 6.4% increase in NII was primarily due to an increase in the average volumes of loans and ABS. During the year ended December 31, 2001, average loans increased by $62.3 million, an increase of 3.2% over 2000. The volume factor, attributable primarily to an increase in loans and ABS, resulted in an increase in NII of approximately $5.1 million.

     During the same periods, the net interest margins were 3.27% and 3.25%, respectively. Net interest spreads were 3.25% and 3.27%, respectively. Net interest spread decreased primarily due to a more rapid repricing of loans relative to Sterling’s interest-bearing liabilities. Net interest margin increased due to higher net interest income.

     Provision for Losses on Loans and Leases. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for losses on loans and leases of $8.0 million and $4.6 million for the years ended December 31, 2001 and 2000, respectively. The level of loan and lease charge-offs to average loans and leases increased to 0.21% for the year ended December 31, 2001 compared to 0.18% and 0.17% in 2000 and 1999, respectively. At December 31, 2001, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans and leases was 0.84%, compared with 0.51% at December 31, 2000. Total nonperforming loans and leases were $22.0 million, or 1.04% of net loans and leases at December 31, 2001, compared with $8.4 million, or 0.43% of net loans and leases at December 31, 2000. Management believes that Sterling’s asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans. Management further anticipates it may need to continue to maintain and enhance its overall allowance position proportionate with growth and diversification in the loan portfolio.

     Management believes the provisions for losses on loans and leases for the years ended December 31, 2001 and 2000 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

     Other Income. The following table summarizes the components of other income for the periods indicated.

	Years Ended
	December 31,

	2001	2000

	(Dollars in thousands)
Fees and service charges	$13,147	$12,489
Mortgage banking operations	3,567	787
Loan servicing fees	1,147	895
Net gains on sales of securities	3,746	1
Real estate owned operations	(657)	149
Bank-owned life insurance/other	71	0

Total other income	$21,021	$14,321

     Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans. The increase for the year ended December 31, 2001, compared with the year ended December 31, 2000, were primarily due to the implementation of new service charges on transaction accounts, improved efficiencies in assessing overdraft charges and new service charges for loan revisions.

     The following table summarizes loan originations and sales of loans for the periods indicated.

	Years Ended
	December 31,

	2001	2000

	(Dollars in thousands)
Originations of one- to four-family permanent mortgage loans	$204.5	$95.5
Sales of residential loans	221.5	43.6
Sales of commercial real estate loans	51.5	26.1
Principal balances of mortgage loans serviced for others	321.3	203.7

     The increase in income from mortgage banking operations for the year ended December 31, 2001 compared to the same period in 2000, were primarily due to a higher volume of commercial real estate sales and residential loan sales from Action Mortgage Company, reflecting strong refinancing activity.

     Real estate owned operations and other for the year ended December 31, 2001 showed a loss of $657,000, compared with a gain of $149,000 for the year ended December 31, 2000. The decrease in real estate owned operations and other for the year ended December 31, 2001 was primarily due to an increase in the provision for losses on real estate owned.

     During the year ended December 31, 2001, Sterling sold approximately $344.3 million of investments and ABS, resulting in net gains of $3.7 million. During the year ended December 31, 2000, Sterling sold approximately $2.1 million of investments, resulting in net gains of $1,000.

     The increase in other noninterest income for the year ended December 31, 2001 over year 2000 was primarily due to earnings from changes in the cash surrender value of BOLI.

     Operating Expenses. Operating expenses were $73.3 million and $68.0 million for the years ended December 31, 2001 and 2000, respectively, an increase of 7.8%. The higher level of operating expenses primarily reflected increases in personnel and higher employee benefit costs.

     Employee compensation and benefits were $35.3 million and $31.8 million for the years ended December 31, 2001 and 2000, respectively. The increase reflected higher employee benefit costs, and additional staff in the mortgage banking and business services groups. At December 31, 2001, full-time-equivalent employees were 890, compared with 822 at December 31, 2000.

     Goodwill litigation expenses were $890,000 and $1.1 million for the years ended December 31, 2001 and 2000, respectively. Because of the increased level of effort required to bring the case to conclusion, Sterling will likely see a continuation of this level of costs over the next few years.

     Occupancy and equipment expenses were $11.2 million and $10.4 million for the years ended December 31, 2001 and 2000, respectively. The increase primarily reflected costs for communications and utilities.

     Legal and accounting expenses were $1.4 million and $1.1 million for the years ended December 31, 2001 and 2000, respectively. The increase reflected higher legal costs related to debt issuance activity and regulatory compliance.

     Income Tax Provision. Sterling recorded federal and state income tax provisions of $8.4 million and $8.0 million for the years ended December 31, 2001 and 2000, respectively. The effective tax rates during these periods were 34.2% and 37.0%, reflecting tax-exempt BOLI and municipal bond investment income.

Results of Operations for the Years Ended December 31, 2000 and 1999

     Overview. Sterling recorded net income of $13.7 million, or $1.39 per diluted share, for the year ended December 31, 2000, compared with net income of $12.8 million, or $1.30 per diluted share, for the year ended December 31, 1999. The increase in net income reflected higher net interest income and other income.

     In addition:

•	Sterling securitized and sold $91.9 million of automobile receivables resulting in a gain of $149,000 during the fourth quarter. This transaction marked Sterling’s first auto securitization.

•	Sterling increased fee and service charge income by 16.5% for the year over the prior year.

•	Sterling launched Internet Banking with its Web site located at www.sterlingsavingsbank.net.

•	Sterling introduced business cash management and international banking services.

•	For the third year in a row, loan originations were over $1.0 billion.

•	Asset quality measures remained consistent with historical levels, reflecting portfolio quality performance.

•	With continued strong operating fundamentals, Sterling’s Board of Directors declared a 10% stock dividend, payable in November 2000.

•	Book value increased substantially to $14.42 per share primarily due to retention of earnings and improvement in the market value of investments.

     On an operating cash basis, earnings were $16.1 million, or $1.64 per diluted share, for the year ended December 31, 2000, compared with $15.4 million, or $1.57 per diluted share for 1999. On an operating cash flow basis, return on average equity for the year ended December 31, 2000 increased to 13.0%, compared with 12.9% for the same period in 1999. Operating cash flow refers to net income excluding certain intangible amortization net of related income tax.

     The annualized return on average assets was 0.52% for the years ended December 31, 2000 and 1999. The annualized return on average equity was 11.0% and 10.7% for the years ended December 31, 2000 and 1999, respectively.

     Net Interest Income. Net interest income for the years ended December 31, 2000 and 1999 was $79.9 million and $75.1 million, respectively. The 6.2% increase in NII was primarily due to an increase in the average volume of loans and a change in the mix of loans and investments. During the year ended December 31, 2000, average loans increased by $237.7 million, an increase of 13.8% over 1999. The volume factor, attributable primarily to an increase in loans and investments, resulted in an increase in NII of approximately $8.2 million, which was offset by a $3.5 million reduction in the rate factor, attributable primarily to an increase in cost of funds.

     During the same periods, the net interest margins were 3.25% and 3.33%, respectively. Net interest spreads were 3.27% and 3.41%, respectively. Net interest margin and net interest spread decreased primarily due to higher costs for all wholesale funding sources, which increased by more than the yield on interest-earning assets, primarily the yield on loans.

     Provision for Losses on Loans and Leases. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

     Sterling recorded provisions for losses on loans and leases of $4.6 million and $3.9 million for the years ended December 31, 2000 and 1999, respectively. The level of loan charge-offs to average loans and leases increased modestly to 0.18% for the year ended December 31, 2000 compared to 0.17% in both 1999 and 1998, respectively. At December 31, 2000, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans and leases was 0.51%, compared with 0.52% at December 31, 1999. Total nonperforming loans were $8.4 million, or 0.42% of total loans at December 31, 2000, compared with $9.3 million, or 0.52% of total loans at December 31, 1999. Management believes that Sterling’s asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans. Management further anticipates it may need to continue to maintain and enhance its overall allowance position proportionate with growth and diversification in the loan portfolio.

     Management believes the provisions for losses on loans and leases for the years ended December 31, 2000 and 1999 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard. Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

     Other Income. The following table summarizes the components of other income for the periods indicated.

	Years Ended
	December 31,

	2000	1999

	(Dollars in thousands)
Fees and service charges	$12,489	$10,720
Mortgage banking operations	787	1,082
Loan servicing fees	895	798
Net gains on sales of securities	1	593
Real estate owned operations	149	104

Total other income	$14,321	$13,297

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

     During the year ended December 31, 2000, Sterling sold approximately $2.1 million of investments, resulting in net gains of $1,000. During the year ended December 31, 1999, Sterling sold approximately $29.1 million of investments and ABS, resulting in net gains of $593,000.

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

     Goodwill litigation expenses were $1.1 million and $272,000 for the years ended December 31, 2000 and 1999, respectively. The increase reflected increased activity related to the discovery phase of Sterling’s goodwill litigation. Because of the increased level of effort required to bring the case to conclusion, Sterling will likely see an increase in these costs over the next few years.

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

     Other expenses were $3.3 and $3.6 million for the years ended December 31, 2000 and 1999, respectively. The decrease in other expenses was primarily due to cost savings realized from in-house item processing.

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

Liquidity and Sources of Funds

     As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased to $1.85 billion at December 31, 2001, from $1.72 billion at December 31, 2000. Advances from the FHLB Seattle increased to $633.1 million at December 31, 2001 from $530.7 million at December 31, 2000. See “Business - Sources of Funds — Borrowings.”

     Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling uses these borrowings to fund loans. Sterling had $218.5 million and $110.3 million in reverse repurchase agreements outstanding at December 31, 2001 and 2000, respectively. Sterling enters into short-term repurchase agreements with selected retail customers. The balances of such short-term repurchase agreements were $115.0 million and $6.4 million at December 31, 2001 and 2000, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “Asset and Liability Management” and Note 9 of “Notes to Consolidated Financial Statements.”

     During the year ended December 31, 2001, cash provided by or used in investing activities consisted primarily of principal and interest payments on loans and ABS, and sales on purchases of ABS. The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the year ended December 31, 2001, net cash was used in investing activities primarily to fund loans and purchase ABS.

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

     Sterling Savings Bank’s credit line with the FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements. At December 31, 2001, this credit line represented a total borrowing capacity of $922.2 million, of which $310.9 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At December 31, 2001, Sterling Savings Bank had $218.5 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of $58.6 million.

     Sterling, on a parent company-only basis, had cash and other resources of approximately $4.4 million and a revolving line of credit from U.S. Bank of $5.0 million at December 31, 2001 with no funds drawn on this line of credit. The U.S. Bank line of credit is secured by 51.0% of the Common Stock and 72.7% of the Preferred Stock of Sterling Savings Bank. See Note 10 of “Notes to Consolidated Financial Statements.”

     At December 31, 2001 and 2000, Sterling had an investment of $110.1 million and $95.1 million in the Preferred Stock of Sterling Savings Bank, respectively. At December 31, 2001 and 2000, Sterling had an investment in the Common Stock of Sterling Savings Bank of $106.2 million and $83.1 million, respectively. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $10.5 million during the year ended December 31, 2001. These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

     OTS regulations require savings institutions such as Sterling Savings Bank to maintain sufficient liquidity to ensure safe and sound operations. At December 31, 2001 and 2000, Sterling Savings Bank’s liquidity ratio was 3.6%

and 7.7%, respectively. The lower level of liquidity at December 31, 2001 was primarily due to a decrease in the average balance of investments available for sale. Sterling Savings Bank’s strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and ABS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs. See “Business — Regulation.”

Capital Resources

     Sterling’s total shareholders’ equity was $165.7 million at December 31, 2001, compared with $141.3 million at December 31, 2000. At December 31, 2001 and 2000, shareholders’ equity was 5.5% and 5.3% of total assets, respectively.

     On October 25, 2001, Sterling’s Board of Directors declared a 10% Common Stock dividend that was distributed on November 30, 2001 to shareholders of record on November 8, 2001.

     At December 31, 2001, Sterling had an unrealized loss of $4.6 million, net of related income taxes, on investments and ABS classified as available for sale. At December 31, 2000, Sterling had an unrealized loss of $3.6 million, net of related income taxes. Since the start of the year, long-term interest rates have increased, increasing the unrealized loss on investments and ABS. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income (loss) in shareholders’ equity and may continue to do so in future periods. See “Business — Investments and ABS.”

     In connection with a business combination with Source Capital Corporation, Sterling issued 627,859 shares of Common Stock. The combination had the effect of increasing total capital by $9.1 million. See Note 25 of “Notes to Consolidated Financial Statements.”

     Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. The notes mature on June 15, 2006 and may be redeemed subject to certain conditions after June 15, 2002. These notes are general unsecured obligations of Sterling and are subordinate to certain other existing and future indebtedness. The indenture governing the notes limits the ability of Sterling under certain circumstances to incur additional indebtedness, to pay cash dividends or to make other capital distributions. See Note 10 of “Notes to Consolidated Financial Statements.”

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

     Sterling has outstanding $3.5 million of Debentures due in 2008. The Debentures are redeemable in whole or in part, at Sterling’s option at any time at fixed redemption prices plus accrued interest. The Debentures are unsecured general obligations of Sterling. At December 31, 2001, Debenture holders had the right to convert all Debentures into 231,000 shares of Sterling Common Stock.

     Sterling anticipates total capital expenditures of approximately $8.1 million for the year ended December 31, 2002. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling’s estimates of capital or the funding thereof are accurate.

     Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and the regulatory capital ratios of Sterling Savings Bank through the retention of earnings, the amortization of intangible assets and the management of the level and mix of assets, although there can be no assurance in this regard. At December 31, 2001, Sterling Savings Bank exceeded all such regulatory capital requirements. See Note 15 of “Notes to Consolidated Financial Statements.”

     In connection with Sterling Savings Bank’s acquisition of three insolvent savings institutions between 1985 and 1988, the U.S. government agreed that Sterling could use $13.5 million of cash assistance and $38.0 million of “supervisory goodwill” associated with the acquisitions to help meet its regulatory capital and liquidity requirements. In 1989, Congress enacted FIRREA which provided, among other things, that savings institutions such as Sterling Savings Bank were no longer permitted to include supervisory goodwill in their regulatory capital. Consequently, Sterling Savings Bank was required to discontinue use of its supervisory goodwill in calculating its capital ratios, which resulted in Sterling Savings Bank’s failing to comply with its minimum regulatory capital requirements from 1989 through 1991.

     In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters in a lawsuit entitled Sterling Savings Association and Sterling Financial Corporation v. The United States, No. 95 829 C (the “Goodwill Litigation”). In the Goodwill Litigation, Sterling seeks damages for, among other things, breach of contract and for deprivation of property without just compensation.

     In 1996 the United States Supreme Court ruled in three cases similar to the Goodwill Litigation that the U.S. Government was liable for having breached its acquisition contracts with certain savings associations. Sterling is encouraged by the Supreme Court’s decision, however, the outcome of the Goodwill Litigation cannot be predicted with certainty.

     Sterling’s Goodwill Litigation, which had been stayed for almost ten years, has completed the fact discovery phase and is scheduled to proceed with the expert witness discovery phase of this case. Although it is impossible to accurately predict when this effort will be concluded, management anticipates that the expert witness discovery stage will be completed in mid 2002 and that, thereafter, Sterling’s case will be scheduled for trial in the ensuing two or three years. Because of the increased level of effort required to bring the case to conclusion, Sterling likely will see a continuation of the level of these legal expenses over the next few years.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. Sterling adopted SFAS No. 141 on July 1, 2001.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. Sterling is currently analyzing the financial impact that the adoption of SFAS No. 143 will have on its consolidated financial statements. Sterling will adopt SFAS No. 143 on or before January 2003. Sterling anticipates that the adoption of SFAS No. 143 will have no material effect on operations.

     In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. Sterling does not expect SFAS No. 144 to have a material effect on its financial position or results of operations. Sterling will adopt SFAS No. 144 in the first quarter of 2002.

Effects of Inflation and Changing Prices

     A savings institution has an asset and liability structure that is interest-rate sensitive. As a holder of monetary assets and liabilities, a savings institution’s performance may be significantly influenced by changes in interest rates. Although changes in the prices of goods and services do not necessarily move in the same direction as interest rates, increases in inflation generally have resulted in increased interest rates, which may have an adverse effect on Sterling’s business.

Item 7.A	Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of Sterling’s market risk, see “Management’s Discussion and Analysis — Asset and Liability Management.”

Item 8. Financial Statements and Supplementary Data

     The required information is contained on pages F-1 through F-50 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 4, 2001, as previously reported on Form 8-K, Sterling dismissed PricewaterhouseCoopers LLP as independent accountants. This was prompted when Sterling received notice that PricewaterhouseCoopers was closing their Spokane, Washington office. Sterling has engaged BDO Seidman LLP as its new principal independent accountants effective September 4, 2001.

     There were no current or historical disagreements with either its former or current independent accountants on accounting and financial disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The required information is contained under the captions “Board of Directors of Sterling Financial Corporation” and “Executive Officers” in Sterling’s Proxy Statement dated March 26, 2002, for the annual meeting of Shareholders on April 23, 2002, and is incorporated herein by reference.

Item 11. Executive Compensation

     The required information is contained under the captions “Personnel Committee Report on Executive Compensation” and “Executive Compensation” in Sterling’s Proxy Statement dated March 26, 2002, for the annual meeting of Shareholders on April 23, 2002, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The required information is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in Sterling’s Proxy Statement dated March 26, 2002, for the annual meeting of Shareholders on April 23, 2002, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The required information is contained under the caption “Interest of Directors, Officers and Others in Certain Transactions” in Sterling’s Proxy Statement dated March 26, 2002, for the annual meeting of Shareholders on April 23, 2002, and is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents which are filed as a part of this report:

1.	Financial Statements: The required financial statements are contained in pages F-1 through F-50 of this Form 10-K.

2.	Financial Statement Schedules: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

3.	Exhibits:

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s Form S-4 dated November 7, 1994 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.2 to Sterling’s Form S-4 dated November 7, 1994 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Sterling Financial Corporation 1998 Long-term Incentive Plan, filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998 and incorporated by reference herein.

10.2	First Federal Savings and Loan Association of Montana 1992 Stock Option and Incentive Plan, incorporated by reference from the Registration Statement on Form 10 filed by the Association with the Office of Thrift Supervision on May 15, 1992.

10.3	Sterling Savings Bank 1992 Incentive Stock Option Plan. Filed as Exhibit 10.2 to Sterling’s Form S-4 dated August 28, 1992 and incorporated by reference herein.

10.4	Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.5 to Sterling’s Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.

10.5	Sterling Savings Bank Employment Savings and Incentive Plan and Trust dated September 21, 1990. Filed as Exhibit 10.4 to Sterling’s Form S-4 dated August 28, 1992 and incorporated by reference herein.

10.6	Employment Agreement, dated July 1, 1999, between Sterling Financial Corporation and Harold B. Gilkey. Filed as Exhibit 10.7 to Sterling’s Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.

Exhibit No.	Exhibit

10.7	Employment Agreement, dated July 1, 1999, between Sterling Financial Corporation and William W. Zuppe. Filed as Exhibit 10.8 to Sterling’s Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.

10.8	Form of Employment Agreement for Executive Officers. Filed as Exhibit 10.9 to Sterling’s Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.

10.9	Sterling Financial Corporation 2001 Long-Term Incentive Plan, filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 24, 2001 and incorporated by reference herein.

12.1	Statement regarding Computation of Return on Average Common Shareholders’ Equity. Filed herewith.

12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.

12.3	Statement regarding Computation of Operating Cash Performance Ratios. Filed herewith.

21.1	List of Subsidiaries of Sterling. Filed herewith.

23.1	Consent of BDO Seidman LLP. Filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(b)	Reports on Form 8-K. Three reports on Form 8-K were filed during the period covered by this report. The reports were filed on October 9, September 7 and June 27, 2001, respectively.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

February 26, 2002	By	/s/ Harold B. Gilkey

Harold B. Gilkey Chairman of the Board, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 26, 2002	By	/s/ Harold B. Gilkey

Harold B. Gilkey Chairman of the Board, Chief Executive Officer, Principal Executive Officer

February 26, 2002	By	/s/ William W. Zuppe

William W. Zuppe President, Chief Operating Officer, Director

February 26, 2002	By	/s/ Daniel G. Byrne

Daniel G. Byrne Senior Vice President, Assistant Secretary and Principal Financial Officer

February 26, 2002	By	/s/ William R. Basom

William R. Basom Vice President, Treasurer and Principal Accounting Officer

February 26, 2002	By	/s/ Ned M. Barnes

Ned M. Barnes, Secretary, Director

February 26, 2002	By	/s/ Rodney W. Barnett

Rodney W. Barnett, Director

February 26, 2002	By	/s/ Thomas H. Boone

Thomas H. Boone, Director

February 26, 2002	By	/s/ James P. Fugate

James P. Fugate, Director

February 26, 2002	By	/s/ Robert D. Larrabee

Robert D. Larrabee, Director

February 26, 2002	By	/s/ Robert E. Meyers

Robert E. Meyers, Director

February 26, 2002	By	/s/ David O. Wallace

David O. Wallace, Director

Sterling Financial Corporation

Report on Audit of Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheet of Sterling Financial Corporation as of December 31, 2001 and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

February 1, 2002 Spokane, Washington	BDO Seidman, LLP

Report of Independent Accountants

The Board of Directors and Shareholders
Sterling Financial Corporation

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, of comprehensive income/(loss), of changes in shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2000 (appearing on pages F-3 through F-50 of Sterling Financial Corporation’s 2001 Annual Report to Shareholders which has been included in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Sterling Financial Corporation and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, CA
February 8, 2001

Sterling Financial Corporation
Consolidated Balance Sheets
December 31, 2001 and 2000
(Dollars in thousands, except per share amounts)

	2001	2000

Assets:
Cash and cash equivalents:
Interest bearing	$3,938	$3,466
Non-interest bearing and vault	61,716	57,129
Restricted	1,527	1,915
Investments and asset-backed securities (“ABS”):
Available for sale	686,995	476,732
Held to maturity	7,053	9,450
Loans and leases receivable, net	2,109,479	1,965,927
Loans held for sale	12,077	1,489
Accrued interest receivable	15,302	18,455
Real estate owned, net	2,982	6,407
Office properties and equipment, net	48,305	50,220
Bank-owned life insurance (“BOLI”)	30,988	0
Goodwill and other intangibles, net	44,621	49,998
Mortgage servicing rights, net	1,638	349
Prepaid expenses and other assets, net	11,972	11,172

Total assets	$3,038,593	$2,652,709

Liabilities:
Deposits	$1,853,536	$1,724,219
Advances from Federal Home Loan Bank of Seattle	633,054	530,652
Securities sold subject to repurchase agreements	218,549	110,326
Other borrowings	127,500	110,000
Cashiers checks issued and payable	16,057	17,529
Borrowers’ reserves for taxes and insurance	1,197	1,649
Accrued interest payable	8,187	9,616
Accrued expenses and other liabilities	14,823	7,380

Total liabilities	2,872,903	2,511,371

Commitments and contingencies (Notes 8, 9, 10 and 16)

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 10,544,653 and 8,911,150 shares issued and outstanding	10,545	8,911
Additional paid-in capital	98,439	78,035
Accumulated other comprehensive income (loss):
Unrealized losses on investments and ABS available for sale, net of deferred income taxes of $2,473 and $1,915	(4,596)	(3,558)
Retained earnings	61,302	57,950

Total shareholders’ equity	165,690	141,338

Total liabilities and shareholders’ equity	$3,038,593	$2,652,709

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands, except per share amounts)

	2001	2000	1999

Interest income:
Loans	$165,656	$172,954	$143,535
Leases	320	0	0
ABS	29,062	21,630	22,828
Investments and cash equivalents	6,347	10,726	10,746

Total interest income	201,385	205,310	177,109

Interest expense:
Deposits	63,434	74,073	60,921
Short-term borrowings	8,507	8,885	11,013
Long-term borrowings	44,575	42,586	30,070

Total interest expense	116,516	125,544	102,004

Net interest income	84,869	79,766	75,105
Provision for losses on loans and leases	(8,000)	(4,600)	(3,900)

Net interest income after provision for losses on loans and leases	76,869	75,166	71,205

Other income (expense):
Fees and service charges	13,147	11,999	10,577
Mortgage banking operations	3,567	1,444	1,490
Loan servicing fees	1,147	895	798
Net gains on sales of securities	3,746	1	593
Real estate owned operations and other	(657)	149	104
Other noninterest income	71	0	0

Total other income	21,021	14,488	13,562

Operating expenses (Note 18)	73,293	67,968	64,478

Income before income taxes	24,597	21,686	20,289

Income tax benefit (provision):
Current	(9,767)	(8,175)	(6,915)
Deferred	1,358	142	(555)

Total income tax provision	(8,409)	(8,033)	(7,470)

Net income	$16,188	$13,653	$12,819

Income per common share — basic	$1.62	$1.39	$1.31

Income per common share — diluted	$1.59	$1.39	$1.30

Weighted average common shares outstanding -basic	10,004,584	9,799,716	9,780,461

Weighted average common shares outstanding — diluted	10,233,756	9,848,791	9,857,894

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999

Net income	$16,188	$13,653	$12,819

Other comprehensive income (loss):
Change in unrealized gains or losses on investments and ABS available for sale	(1,596)	15,378	(22,063)
Less deferred income tax benefit (provision)	558	(5,383)	7,722

Net other comprehensive income (loss)	(1,038)	9,995	(14,341)

Comprehensive income (loss)	$15,150	$23,648	$(1,522)

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 1999	8,056,072	$8,056	$70,229	$788	$39,944	$119,017
Shares issued upon exercise of stock options	38,592	39	185			224
Shares acquired and retired	(4,820)	(5)	(75)			(80)
Change in unrealized gain or loss on investments and ABS available for sale, net of income taxes				(14,341)		(14,341)
Net income					12,819	12,819

Balance, December 31, 1999	8,089,844	8,090	70,339	(13,553)	52,763	117,639
Shares issued upon exercise of stock options	29,000	29	241			270
Shares acquired and retired	(17,503)	(18)	(197)			(215)
Change in unrealized gain or loss on investments and ABS available for sale, net of income taxes				9,995		9,995
10% common stock dividend	810,134	810	7,656		(8,466)	0
Cash paid for fractional shares	(325)		(4)			(4)
Net income					13,653	13,653

Balance, December 31, 2000	8,911,150	8,911	78,035	(3,558)	57,950	141,338
Shares issued upon exercise of stock options	137,173	137	388			525
Shares acquired and retired	(89,401)	(89)	(357)			(446)
Shares issued for business combination	628,248	628	8,513			9,141
Change in unrealized gain or loss on investments and ABS available for sale, net of income taxes				(1,038)		(1,038)
10% common stock dividend	958,675	959	11,877		(12,836)	0
Cash paid for fractional shares	(1,192)	(1)	(17)			(18)
Net income					16,188	16,188

Balance, December 31, 2001	10,544,653	$10,545	$98,439	$(4,596)	$61,302	$165,690

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income	$16,188	$13,653	$12,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans, leases and real estate owned	8,459	4,600	4,105
Stock dividends on Federal Home Loan Bank of Seattle stock	(2,616)	(2,315)	(2,449)
Net gain on sales of loans, investments and ABS	(6,451)	(704)	(1,561)
Other (gains) losses	971	(190)	(456)
Depreciation and amortization	13,207	10,674	11,228
Deferred income tax (provision) benefit	1,358	142	(555)
Change in cash surrender value of BOLI	(988)	0	0
Change in:
Accrued interest receivable	3,826	(1,735)	(1,782)
Prepaid expenses and other assets	(811)	(3,707)	(2,102)
Cashiers checks issued and payable	(1,472)	5,562	(5,545)
Accrued interest payable	(1,627)	2,077	1,900
Accrued expenses and other liabilities	7,150	6,425	(2,289)
Proceeds from sales of loans	275,717	65,554	72,994
Real estate loans originated for sale	(273,015)	(65,001)	(72,661)

Net cash provided by operating activities	39,896	35,035	13,646

Cash flows from investing activities:
Change in restricted cash	388	(897)	7,757
Loans disbursed	(848,838)	(1,094,132)	(1,304,940)
Loan and lease principal received	722,201	819,150	993,493
Purchase of investments	(1,061)	(29,126)	(36,680)
Proceeds from maturities of investments	83,996	21,667	52,766
Proceeds from sales of available-for-sale investments	9,953	2,138	542
Purchase of ABS	(751,424)	0	(62,274)
Principal payments on ABS	117,301	42,338	77,463
Proceeds from sales of ABS	334,340	0	29,104
Purchase of office properties and equipment	(2,487)	(2,160)	(5,119)
Improvements and other changes to real estate owned	211	(1,028)	(360)
Proceeds from sales and liquidation of real estate owned	8,311	7,678	3,385
Purchase of BOLI	(30,000)	0	0
Net cash and cash equivalents received from business combination	1,498	0	0
Proceeds from securitization	0	86,304	0

Net cash used in investing activities	(355,611)	(148,068)	(244,863)

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Cash Flows, Continued
For the Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999

Cash flows from financing activities
Net change in checking, passbook and money market deposits	$69,449	$(7,808)	$(46,681)
Proceeds from issuance of certificates of deposit	952,814	609,906	824,261
Payments for maturing certificates of deposit	(960,228)	(567,382)	(765,485)
Interest credited to deposits	65,784	72,135	59,848
Advances from Federal Home Loan Bank of Seattle	198,470	454,184	330,877
Repayment of Federal Home Loan Bank of Seattle advances	(96,068)	(414,135)	(160,123)
Net change in securities sold subject to repurchase agreements	108,223	(69,189)	(15,559)
Proceeds from other borrowings	54,000	7,000	35,000
Repayment of other borrowings	(70,515)	(7,000)	(22,240)
Payments for fractional shares	(18)	(4)	0
Proceeds from exercise of stock options, net of repurchases and retirements	79	55	144
Deferred financing costs	(764)	0	(1,113)
Other	(452)	280	(457)

Net cash provided by financing activities	320,774	78,042	238,472

Net change in cash and cash equivalents	5,059	(34,991)	7,255
Cash and cash equivalents, beginning of year	60,595	95,586	88,331

Cash and cash equivalents, end of year	$65,654	$60,595	$95,586

Supplemental disclosures:
Cash paid during the period for:
Interest	$117,944	$123,467	$100,104
Income taxes	9,080	6,282	7,468
Non cash financing and investing activities:
Loans and leases converted into real estate owned	$5,065	$5,568	$3,841
Common stock dividend	12,836	8,466	0
Common stock issued upon business combination	9,141	0	0
Retention of residual interests from securitization	0	5,712	0

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2001, 2000 and 1999

Business

Sterling Financial Corporation (“Sterling”) is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank. Sterling Savings Bank is a Washington State-chartered savings association headquartered in Spokane, Washington, that conducts business from 77 offices located throughout Washington, Oregon, Idaho and Montana. Sterling Savings Bank provides full-service banking, including attracting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and originating consumer, business banking, residential and commercial real estate and residential construction loans. Action Mortgage Company (“Action Mortgage”), a wholly owned subsidiary of Sterling Savings Bank, operates residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho. INTERVEST-Mortgage Investment Company (“INTERVEST”), also a wholly owned subsidiary of Sterling Savings Bank, provides commercial real estate lending through its offices in the metropolitan areas of Portland, Oregon; Spokane, Washington; and the Puget Sound region. Sterling Savings Bank also owns Harbor Financial Services, Inc. (“Harbor Financial”), which markets tax-deferred annuities, mutual funds and other financial products through regional representatives.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses and deferred tax assets.

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

At December 31, 2001 and 2000, Sterling had approximately $108,000 and $3.0 million, respectively, of uninsured non-interest bearing deposits. Restricted cash consisted primarily of non-interest bearing deposits maintained as a reserve at the Federal Reserve Bank.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2001, 2000 and 1999

Cash and Cash Equivalents, Continued:

Sterling had purchased approximately $3.4 million of securities under an agreement to resell substantially identical securities with another institution at December 31, 2000. The amounts advanced under this agreement represent short-term loans and are reflected as interest-bearing cash equivalents in the consolidated balance sheet. The securities underlying the agreements are comprised of shares of a mutual fund, which trades primarily in U.S. government securities.

Investments and ABS

Sterling classifies debt and equity investments and ABS as follows:

•	Available for Sale. Except for Federal Home Loan Bank of Seattle (“FHLB Seattle”) stock, debt and equity investments and ABS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2001 and 2000. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders’ equity until realized.

FHLB Seattle stock may only be redeemed by FHLB Seattle or sold to another member institution at par. Therefore, while FHLB stock is classified as “available for sale”, the investment is restricted and is carried at cost. The FHLB Seattle has proposed new financial institution capital stock requirements. The new capital requirements address both membership requirements and activity-based requirements as a condition of becoming and remaining a member of the FHLB Seattle. The capital plan proposal must be approved by the Federal Housing Finance Board during the year 2002. It is too early to tell the financial statement impact of the final capital stock requirements or if Sterling will be required to buy or sell FHLB stock.

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

Realized gains and losses on sales of investments and ABS are recognized in the statement of income in the period sold using the specific identification method.

Loans and Leases Receivable

Loans receivable that management of Sterling has the intent and ability to -hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance less any origination and commitment fees, net of direct loan origination costs and an associated allowance for losses on loans.

Interest income is recognized over the term of the loans receivable on a level yield basis. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2001, 2000 and 1999

Loans and Leases Receivable, Continued:

When Sterling sells receivables in securitizations of automobile loans, it retains interest-only strips, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests; therefore, Sterling generally estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions, which are credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

Leases receivable consist of lease contracts with an average size of approximately $34,000. All leases are collateralized by the underlying equipment, additional collateral or personal guarantee by the lessee or surety. All leases are accounted for as direct financing capital leases and are reported net of unearned income and purchase discounts.

Allowance for Losses on Loans and Leases

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, a loan is considered impaired, based on current information and events, if it is probable that Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Under these standards, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either, 1) the present value of expected cash flows at the loan’s effective interest rate, 2) the loan’s observable market price, or 3) the fair value of the collateral of the loan.

The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan and lease portfolio. Sterling has a systematic methodology for determining an appropriate allowance for loan and lease losses. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and leases and other relevant factors. As a result of changing economic conditions, it is reasonably possible that the amount of the allowance for losses on loans and leases could change.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for loan and lease losses is based on estimates, ultimate losses may vary from the current estimates.

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

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2001, 2000 and 1999

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

An allowance for losses on real estate owned is established to include amounts for estimated losses as a result of an impairment in value of the real property after repossession. Sterling reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, an impairment loss is recognized. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

Goodwill and Other Intangible Assets

Sterling records identifiable and unidentifiable intangibles in connection with the acquisition of certain assets or subsidiaries. Where separately identifiable, the value of depositor relationships that existed at the date of an acquisition are amortized over the estimated life of the depositor relationships acquired (generally 8 to 10 years). Goodwill and unidentified intangible assets are amortized on a straight-line basis over periods ranging from 8 to 20 years. Accumulated amortization of intangible assets was approximately $46.0 million and $40.7 million at December 31, 2001 and 2000, respectively.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2001, 2000 and 1999

Goodwill and Other Intangible Assets, Continued:

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (“SFAS No.142”), “Goodwill and Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. Sterling will adopt SFAS No. 142 on January 1, 2002. Sterling anticipates that the adoption of SFAS No. 142 will decrease annual operating expenses by approximately $3.8 million.

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

Sterling adopted Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 125”), which applies to transactions involving sales or securitizations of financial assets, such as mortgage loans, and the liquidation of financial liabilities on January 1, 1997. In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Other than the disclosure requirements, there was no effect on the consolidated financial statements of implementing SFAS No. 140.

At December 31, 2001 and 2000, mortgage servicing rights were approximately $1.6 million and $349,000, respectively, which are net of accumulated amortization of approximately $738,000 and $431,000, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Income Taxes

Sterling accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Sterling files a consolidated federal income tax return.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2001, 2000 and 1999

Income Per Share

Income per share — basic is computed by dividing net income by the weighted average number of common shares outstanding during the period. Income per share — diluted is computed by dividing net income adjusted for interest expense, net of tax, on convertible subordinated debt by the weighted average number of common shares outstanding increased by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, Sterling has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, for stock options. Under APB No. 25, compensation cost is recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known.

Comprehensive Income

Sterling has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount

Year ended December 31, 2001	$(1,237)
Year ended December 31, 2000	0
Year ended December 31, 1999	(440)

These (gains) losses had previously been included in other comprehensive income as unrealized (gains) losses on investments and ABS available for sale.

Hedging Activities

Sterling is authorized by its Board of Directors, subject to certain limitations, to use financial futures and other contractual instruments for the purpose of hedging interest rate risk relative to the investment and ABS portfolio and in anticipation of sales of mortgage loans into the secondary market. Sterling uses forward sales contracts to hedge against interest rate risk arising from mortgage loans held for sale. At December 31, 2001, the Company had forward sales contracts for $8.1 million of its $12.1 million of loans held for sale.

Sterling invests in ABS for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2001, 2000 and 1999

Hedging Activities, Continued:

rates and declining in value with rising interest rates. Sterling typically does not invest in “derivative products” that are structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. However, Sterling may invest in such products in the future.

In June 1998, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. There was no effect of adopting SFAS No. 133 on the Consolidated Financial Statement on January 1, 2001.

Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. Sterling adopted SFAS No. 141 on July 1, 2001.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. Sterling does not expect adoption of SFAS No. 143 on January 1, 2003 to have a material effect on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. Sterling does not expect adoption of SFAS No. 144 on January 1, 2002 to have a material effect on its financial position or results of operations.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

1.	Investments and ABS:

     The carrying and fair values of investments and ABS are summarized as follows (in thousands):

	Held to Maturity

	Amortized
	Cost/	Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Value	Gains	Losses	Value

December 31, 2001
Municipal bonds	$6,879	$199	$(1)	$7,077
Mortgage-backed securities (“MBS”)	174	5	0	179

	$7,053	$204	$(1)	$7,256

December 31, 2000
U.S. Government and agency obligations	$95	$0	$(1)	$94
Municipal bonds	9,124	74	(5)	9,193
MBS	231	5	0	236

	$9,450	$79	$(6)	$9,523

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

1.	Investments and ABS, Continued:

	Available for Sale

		Gross	Gross	Carrying/
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2001
U.S. Government and agency obligations	$7,014	$185	$(21)	$7,178
FHLB Seattle stock (restricted)	39,699	0	0	39,699
MBS	619,575	662	(6,098)	614,139
Retained residual interests from securitization	3,157	99	0	3,256
Other	24,620	21	(1,918)	22,723

	$694,065	$967	$(8,037)	$686,995

December 31, 2000
U.S. Government and agency obligations	$94,350	$135	$(222)	$94,263
FHLB Seattle stock (restricted)	37,082	0	0	37,082
Municipal bonds	498	10	0	508
MBS	317,488	266	(3,551)	314,203
Retained residual interests from securitization	5,712	0	0	5,712
Other	27,076	7	(2,119)	24,964

	$482,206	$418	$(5,892)	$476,732

At December 31, 2001 and 2000, accrued interest on investments and ABS was $4.0 million and $4.1 million, respectively.

During the years ended December 31, 2001, 2000 and 1999, Sterling sold available-for-sale investments and ABS which resulted in the following (in thousands):

	Proceeds	Gross	Gross
	from	Realized	Realized
	Sales	Gains	Losses

Year ended December 31, 2001	$344,293	$3,746	$0
Year ended December 31, 2000	2,138	1	0
Year ended December 31, 1999	29,646	593	0

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

1.	Investments and ABS, Continued:

At December 31, 2001, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

After one year through five years	$312	$312
After five years through ten years	20,681	20,490
After ten years	598,582	593,337

	$619,575	$614,139

Held to maturity MBS:
After ten years	$174	$179

Available for sale U.S. government and agency obligations:
Under one year	$1,000	$1,003
After one year through five years	6,014	6,175

	$7,014	$7,178

Held to maturity municipal bonds:
Under one year	$3,526	$3,615
After one year through five years	2,138	2,218
After five years through ten years	1,215	1,244

	$6,879	$7,077

Residual interests from securitization:
After one year through five years	$3,157	$3,256

Other:
Under one year	$56	$56
After one year through five years	498	510
After five years through ten years	24	24
After ten years	24,042	22,133

	$24,620	$22,723

At December 31, 2001 and 2000, U.S. government and agency obligations and ABS with an aggregate fair value of $29.1 million and $30.3 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon, Idaho and Montana state laws and regulations. Additionally, Sterling periodically utilizes ABS as collateral for reverse repurchase agreements and other borrowing transactions (see Notes 8 and 9).

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

1.	Investments and ABS, Continued:

In December 2000, Sterling securitized and sold approximately $93.3 million in automobile loans. In the securitization, Sterling retained servicing responsibilities and certain subordinated interests. Sterling receives annual servicing fees approximating 0.5 percent of the outstanding principal balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they are contracted. The investors and the securitization trust have no recourse to Sterling’s other assets for failure of debtors to pay when due. Sterling must, however, repurchase any loans as to which there has been a breach of any representation or warranty made at the time of sale. Sterling’s retained residual interests are subordinate to investor’s interests. The value of the retained and residual interest is subject to credit, prepayment, and interest rate risks on the transferred financial interests. In 2000, Sterling recognized a pretax gain of approximately $149,000 on the securitization and sale of the automobile loans. During 2001, Sterling wrote down the value of the retained and residual interests by $922,000 due to higher than projected prepayment rates on the automobile securitization.

Market prices are used to determine retained interest fair values when readily available. However, quotes are generally not available for retained interests, so Sterling estimates fair value based on the present value of future expected cash flows using management’s best estimates of certain key assumptions including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Retained interests recorded to date have been valued using a discounted cash flow methodology.

Key economic assumptions used in measuring both the retained, unrated residual interest and the interest-only strip at December 31, 2001 were as follows: prepayment speed of 42.54% per annum, weighted average life of 1.54 years, expected annualized credit losses of 1.01% and a interest discount rate of 11.95% per annum. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Actual and projected credit losses are 0.84%, 0.20% and 0.09% for the years ending December 31, 2001, 2002 and 2003, respectively. Actual credit losses that are substantially larger than projected may adversely impact the calculated value of the retained residual values.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

1.	Investments and ABS, Continued:

The following table presents quantitative information about delinquencies, net credit losses and components of securitized financial assets and other assets managed (in thousands):

			For the Year Ended
	December 31, 2001		December 31, 2001

		Principal
	Total	Amount
	Principal	of Loans 61
	Amount	Days or More	Average	Net Credit
	of Loans	Past Due(1)	Balances	Losses(2)

Type of Loans
Total automobile loans managed or securitized	$51,055	$181	$69,233	$616
Less:
Loans securitized	50,006		68,029

Loans held for portfolio (3)	$1,049		$1,204

			For the Year Ended
	December 31, 2000		December 31, 2000

		Principal
	Total	Amount
	Principal	of Loans 61
	Amount	Days or More	Average	Net Credit
	of Loans	Past Due(1)	Balances	Losses(2)

Type of Loans
Total automobile loans managed or securitized	$89,334	$50	$2,300	$0
Less:
Loans securitized	87,335		0

Loans held for portfolio (3)	$1,999		$2,300

(1)	Loans 61 days or more past due are based on end of period total loans.

(2)	Net credit losses represent charge-offs and are based on total loans outstanding.

(3)	Represents the principal amount of the retained, unrated residual interest. The interest-only strip which was also retained by Sterling at December 31, 2001 and 2000, was estimated to have fair values of approximately $2.2 million and $4.3 million, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

1.	Investments and ABS, Continued:

At December 31, 2001, the effects of immediate adverse changes on the key economic assumptions used in estimating the current fair value of residual interests are as follows (dollars in thousands):

Carrying amount/fair value of retained interests	$3,256
Weighted-average life (in years)	1.54
Prepayment speed assumption (annual rate)	42.54%
Impact on fair value of 10% adverse change	$(70)
Impact on fair value of 20% adverse change	$(78)
Expected credit losses (annual rate)	1.01%
Impact on fair value of 10% adverse change	$(35)
Impact on fair value of 20% adverse change	$(195)
Residual cash flows discount rate (annual)	11.95%
Impact on fair value of 10% adverse change	$(99)
Impact on fair value of 20% adverse change	$(196)

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

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

2.	Loans and Leases Receivable:

The components of loans and leases receivable are as follows (in thousands):

	December 31,

	2001	2000

Real estate loans:
Variable rate:
1-4 unit residential	$39,937	$42,014
5 or more unit residential	85,091	94,180
Commercial	335,604	256,222
Land and other	546	592
Fixed rate:
Conventional 1-4 unit residential	270,422	360,001
5- and 7-year balloon or reset 1-4 unit residential	3,255	4,273
1-4 unit residential, insured by FHA/VA	2,097	3,815
5 or more unit residential	70,160	69,495
Commercial	102,520	90,921
Land and other	379	364
Construction:
1-4 unit residential	214,849	215,844
5 or more unit residential	88,977	80,728
Commercial	92,089	81,347

	1,305,926	1,299,796

Other loans:
Commercial loans	495,289	413,154
Commercial and personal lines of credit	71,098	60,798
Consumer loans	257,119	214,123
Commercial leases	5,279	0

	828,785	688,075

Total loans and leases receivable	2,134,711	1,987,871
Deferred loan fees, net of direct origination costs	(5,980)	(5,383)
Premium on loans acquired pursuant to purchase transactions	1,347	179
Allowance for losses	(20,599)	(16,740)

Loans and leases receivable, net	$2,109,479	$1,965,927

Weighted average interest rate	7.33%	8.86%

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

2.	Loans and Leases Receivable, Continued:

Accrued interest on loans receivable was approximately $11.3 million and $13.7 million at December 31, 2001 and 2000, respectively.

Sterling originates residential, commercial real estate, consumer and commercial loans throughout the Pacific Northwest region. Loans originated outside this area are primarily for immediate sale into the secondary market. At December 31, 2001 and 2000, approximately 64%, 21%, 8% and 2%, and 69%, 23%, 6% and 2% of real estate loans were collateralized by property located in Washington, Oregon, Idaho and Montana, respectively. The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect Sterling’s estimate of its allowance for losses on loans associated with these loans receivable.

Sterling originates both variable and fixed-rate loans. The variable-rate loans have interest rate adjustment limitations and are generally indexed to various indices. Variable-rate real estate loans are typically indexed to the prime rate, one-year or five-year U.S. Treasury index, or fixed-rate LIBOR swaps. Future market factors may affect the correlation of the interest rates Sterling pays on the short-term deposits that have been primarily utilized to fund these loans.

At December 31, 2001, the contractual principal payments due on outstanding loans and leases receivable (in thousands) are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending
December 31,	Amount

2002	$595,789
2003	182,917
2004	153,522
2005	113,276
2006	132,211
Thereafter	956,996

$2,134,711

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

3.	Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,

	2001	2000	1999

Loan portfolios serviced for:
FHLMC	$96,361	$106,688	$122,558
FNMA	102,474	14,722	17,892
Other residential permanent	122,487	82,339	65,050
Commercial real estate	69,685	129,375	104,283
Consumer	51,046	89,344	23

	$442,053	$422,468	$309,806

Custodial escrow balances maintained in connection with loans serviced for others were approximately $1.2 million and $852,000 at December 31, 2001 and 2000, respectively.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

	Purchased	Originated
	Servicing	Servicing	Total

Balance, January 1, 1999	$18	$0	$18
Additions	0	227	227
Amortization	(11)	(12)	(23)

Balance, December 31, 1999	7	215	222
Additions	0	179	179
Amortization	(7)	(45)	(52)

Balance, December 31, 2000	0	349	349
Additions	0	1,596	1,596
Amortization	0	(307)	(307)

Balance, December 31, 2001	$0	$1,638	$1,638

Sterling has sold participations in certain commercial real estate loans to investors on a servicing retained basis. During the years ended December 31, 2001, 2000 and 1999, Sterling sold approximately $51.5 million, $21.4 million and $43.0 million in loans under participation agreements, resulting in net gains of $380,000, $127,000 and $209,000, respectively.

In December 2000, Sterling securitized and sold approximately $93.3 million in automobile loans. In the securitization, Sterling retained servicing responsibilities and certain subordinated interests (see Note 1).

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

4.	Real Estate Owned:

The components of real estate owned are as follows (in thousands):

	December 31,

	2001	2000

Commercial	$1,401	$1,525
Residential	1,822	3,713
Construction	112	802
Other	166	773

	3,501	6,813
Allowance for losses	(519)	(406)

Real estate owned, net	$2,982	$6,407

5.	Allowances for Losses on Loans, Leases and Real Estate Owned:

The following is an analysis of the changes in the allowances for losses on loans, leases and real estate owned (in thousands):

		Real
	Loans	Estate
	and Leases	Owned	Total

Balance, January 1, 1999	$14,623	$951	$15,574
Provision	3,900	205	4,105
Amounts written off	(3,172)	(95)	(3,267)
Recoveries	252	0	252

Balance, December 31, 1999	15,603	1,061	16,664
Provision	4,600	0	4,600
Amounts written off	(3,891)	(655)	(4,546)
Recoveries	428	0	428

Balance, December 31, 2000	16,740	406	17,146
Provision	8,000	459	8,459
Amounts written off	(4,597)	(346)	(4,943)
Recoveries	456	0	456

Balance, December 31, 2001	$20,599	$519	$21,118

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

The following is a summary of loans and leases that are not performing in accordance with their original contractual terms (in thousands):

	December 31,

	2001	2000

Nonaccrual loans and leases(1)	$21,102	$8,385
Restructured loans and leases(2)	886	0

Total nonperforming loans and leases	$21,988	$8,385

(1)	The total allowance for losses on loans and leases related to these loans was $1.3 million and $450,000 at December 31, 2001 and 2000, respectively. For loans and leases on nonaccrual status at period end, additional gross interest income of $762,000, $722,000 and $485,000 would have been recorded during the years ended December 31, 2001, 2000 and 1999, respectively, if nonaccrual and restructured loans and leases had been current in accordance with their original contractual terms. Interest income of $707,000, $890,000 and $442,000 was recorded during the years ended December 31, 2001, 2000 and 1999, respectively, in connection with such loans and leases.

The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999, was $10.9 million, $9.6 million and $7.3 million, respectively.

(2)	Restructured loans occur when Sterling has agreed to compromise the contractual loan terms to provide a reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, because of a deterioration in the financial position of the borrower. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest.

6.	Office Properties and Equipment:

The components of office properties and equipment are as follows (in thousands):

	December 31,
			Estimated
	2001	2000	Useful Life

Buildings and improvements	$39,073	$38,415	20-40 years
Furniture, fixtures, equipment and computer software	27,435	26,618	3-10 years
Leasehold improvements	3,231	3,180	5-20 years
Automobiles	65	65	3-5 years

	69,804	68,278
Less accumulated depreciation and amortization	(29,671)	(26,225)

	40,133	42,053
Land	8,172	8,167

Total office properties and equipment	$48,305	$50,220

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

7.	Deposits:

The components of deposits and applicable yields are as follows (in thousands):

	December 31,

	2001	2000

Commercial checking accounts (non-interest bearing)	$140,654	$123,440
Checking accounts, 0.25% to 1.09%	227,982	203,130
Passbook accounts, 0.75% to 1.59%	82,259	75,415
Money market demand accounts, 0.25% to 4.83%	340,400	307,001

Total transaction accounts	791,295	708,986

Certificate of deposit accounts:
Up to 3.99%	587,355	7,872
4.00 to 4.99%	237,578	18,979
5.00 to 5.99%	96,017	201,093
6.00 to 6.99%	124,441	725,156
7.00 to 7.99%	14,366	57,666
8.00 to 8.99%	1,312	3,193
9.00 to 9.99%	853	959
10.00% and over	319	315

Total certificate of deposit accounts	1,062,241	1,015,233

Total deposits	$1,853,536	$1,724,219

The weighted average cost of all deposits was 2.48% and 4.66% at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	December 31, 2001		December 31, 2000

		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

Due in one year	$902,805	3.68%	$843,909	6.25%
Due in two years	88,122	4.19	112,898	6.31
Due in three years	21,747	4.90	28,177	6.16
Due in four years	12,099	6.26	7,308	5.96
Due in five years	14,140	5.13	9,623	6.55
Due after five years	23,328	6.04	13,318	6.64

	$1,062,241		$1,015,233

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

At December 31, 2001 and 2000, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

	December 31,

	2001	2000

Less than three months	$210,749	$183,335
Three to six months	48,546	75,011
Six to twelve months	200,651	86,582
Over twelve months	34,638	39,796

	$494,584	$384,724

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Checking accounts	$1,086	$1,673	$1,921
Passbook accounts	1,081	1,433	1,499
Money market demand accounts	8,757	13,442	12,994
Certificate of deposit accounts	52,510	57,525	44,507

	$63,434	$74,073	$60,921

8. Advances from Federal Home Loan Bank of Seattle:

Advances from FHLB Seattle are collateralized by certain investments and ABS and qualifying loans with a carrying value of approximately $929.2 million at December 31, 2001. Sterling Savings Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements. At December 31, 2001, Sterling Savings Bank had the ability to borrow an additional $310.9 million from FHLB Seattle.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

8.	Advances from Federal Home Loan Bank of Seattle, Continued:

The advances from FHLB Seattle at December 31, 2001 and 2000 are repayable as follows (in thousands):

	December 31, 2001		December 31, 2000

		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

Due in one year	$117,376	4.46%	$84,184	5.85%
Due in two years	130,000	5.42	65,659	6.15
Due in three years	80,000	5.57	90,000	5.97
Due in four years	110,604	6.66	40,000	6.49
Due in five years	25,813	4.03	110,615	6.66
Due after five years	169,261	5.96	140,194	6.22

	$633,054		$530,652

9.	Securities Sold Subject to Repurchase Agreements:

Sterling enters into sales of securities under agreements to repurchase the same or similar securities (“reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remain in the applicable asset accounts. These agreements had a weighted average interest rate of 4.35% at December 31, 2001. Substantially all of Sterling’s reverse repurchase agreements are transacted with Morgan Stanley (MS) ($63.4 million), Merrill Lynch (ML) ($114.0 million) and Salomon (SAL) ($28.6 million), with the balance of such short-term repurchase agreements of $12.5 million, held by various other retail customers. The ABS underlying these agreements were held by MS, ML and SAL. The risk of default under such agreements is limited by the financial strength of these broker-dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 2001, under the reverse repurchase agreements, Sterling has pledged as collateral investments and ABS with aggregate amortized costs and market values of $244.4 million and $242.2 million, respectively.

The average balances of securities sold subject to reverse repurchase agreements were $170.3 million, $170.8 million and $189.4 million during the years ended December 31, 2001, 2000 and 1999, respectively. The maximum amount outstanding at any month end during these same periods was $219.5 million, $183.9 million and $196.6 million, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

9.	Securities Sold Subject to Repurchase Agreements, Continued:

At December 31, 2001 and 2000, securities sold subject to repurchase agreements are repayable as follows (in thousands):

	December 31, 2001		December 31, 2000

		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

Due in one year	$114,999	2.68%	$6,776	5.28%
Due in two years	8,550	7.07	8,550	7.07
Due in three years	20,000	6.70	20,000	6.70
Due in four years	75,000	5.97	75,000	5.97

	$218,549		$110,326

10.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	December 31,

	2001	2000

Term note payable(1)	$30,000	$0
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of Sterling(3)(4)	64,000	40,000
Floating rate notes due 2006(5)	30,000	30,000
Advances on non-revolving line of credit(6)	0	40,000
Convertible subordinated debentures due 2008(7)	3,500	0

Total other borrowings	$127,500	$110,000

(1)	Sterling has a $30.0 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”) of which $30.0 million was outstanding at December 31, 2001. This note matures on September 17, 2007. Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% (4.65% at December 31, 2001) and is payable monthly. This note is collateralized by 51.0% of the Common Stock and 72.7% of the Preferred Stock of Sterling Savings Bank.

(2)	Sterling has a $5.0 million revolving line-of-credit agreement with U.S. Bank. This line of credit matures on September 16, 2002. The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% (4.65% at December 31, 2001) and is payable monthly. This note is collateralized by 51.0% of the common stock and 72.7% of the Preferred Stock of Sterling Savings Bank. At December 31, 2001, no amounts were outstanding under this agreement.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

10.	Other Borrowings, Continued:

(3)	Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-I”) to Sterling Capital Trust I (“Trust-I”), a Delaware business trust, of which Sterling owns all of the common equity. The sole asset of Trust-I is the Junior Subordinated Debentures-I. Trust-I issued $40.0 million of 9.50% Cumulative Capital Securities (“Trust-I Preferred Securities”) to investors. Sterling’s obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I’s obligations under the Trust-I Preferred Securities. The Trust-I Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier I capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures-I and related Trust-I Preferred Securities mature on June 30, 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Trust-I Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-I in 2027.

(4)	Sterling has outstanding $24.7 million of 10.25% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-II”) to Sterling Capital Trust II (“Trust-II”), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of Trust-II is the Junior Subordinated Debentures-II. Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities (“Trust-II Preferred Securities”) to investors. Sterling’s obligations under Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II’s obligations under the Trust-II Preferred Securities. The Trust-II Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures-II and related Trust-II Preferred Securities mature in July 2031 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. The Trust-II Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-II in 2031.

(5)	Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At December 31, 2001 Sterling could incur approximately $25.5 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $14.4 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (4.37% until March 15, 2002) and is adjustable and payable quarterly. The notes mature on June 15, 2006 and may be redeemed under certain conditions after June 15, 2002.

(6)	At December 31, 2000, Sterling had $40.0 million outstanding on a $50.0 million non-revolving variable rate, line of credit agreement with Key Bank National Association (“Key Bank”), all of which was paid off in 2001.

(7)	In September 2001, Sterling assumed $3.5 million of 7.50% Convertible Subordinated Debentures due 2008 (the “Debentures”) as a result of a business combination. The Debentures are redeemable in whole or in part, at Sterling’s option at any time at fixed redemption prices plus accrued interest to the redemption date. Unless previously redeemed, the Debentures are convertible at any time before maturity into common stock of Sterling at a price of $15.18 per share, subject to adjustment in certain events. Fractional shares will be paid in cash at the time of conversion. The Debentures are unsecured general obligations of Sterling, subordinate in right of payment to all existing and future senior indebtedness of Sterling.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

11.	Income Taxes

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2001		2000

	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans and leases	$7,780	$0	$6,185	$0
Unrealized losses on available-for-sale securities	2,474	0	1,915	0
Net operating loss carryforward	511	0	5	0
Purchase accounting discount or premium	3,412	501	1,680	539
Deferred compensation	1,596	0	811	0
FHLB Seattle dividends	0	8,169	0	7227
Deferred loan fees	0	2,380	0	2263
Office properties and equipment	0	497	0	649
Equity in losses of partnership	0	15	0	15
Other	761	294	400	0

	$16,534	$11,856	$10,996	$10,693

A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized.

A reconciliation of the income tax provision and the amount of income taxes computed by applying the statutory federal corporate income tax rate to income before income taxes follows (dollars in thousands):

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

11.	Income Taxes, Continued:

	Years Ended December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

Income tax provision at federal statutory rate	$8,609	35.0%	$7,590	35.0%	$7,101	35.0%
Tax effect of:
State taxes, net of federal benefit	228	0.9	282	1.3	203	1.0
Non-deductible stock acquisition costs	85	0.3	0	0.0	0	0.0
Amortization of goodwill	7	0.0	47	0.2	117	0.6
Tax-exempt interest	(463)	(1.8)	(186)	(0.9)	(216)	(1.1)
Other, net	(57)	(0.2)	300	1.4	265	1.4

	$8,409	34.2%	$8,033	37.0%	$7,470	36.9%

At December 31, 2001, Sterling had available net operating loss carryforwards of approximately $1,420,000, which expire through 2005. Utilization of the operating loss carryforwards is limited to approximately $448,000 per year.

12.	Stock Options:

Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant. The options vest over 1 to 4 years and are exercisable from 4 to 10 years from the date of grant. Sterling is authorized to grant 1,600,000 options under various stock option incentive plans. At December 31, 2001, 363,745 options remained available for grant.

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income. Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and income per common share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	Years Ended December 31,

	2001		2000		1999

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$16,188	$15,384	$13,653	$12,293	$12,819	$11,786

Income per common share — basic	$1.62	$1.54	$1.39	$1.25	$1.31	$1.21

Income per common share — diluted	$1.59	$1.51	$1.39	$1.25	$1.30	$1.20

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

12. Stock Options, Continued:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85%-132% each period, risk-free interest rates of 3.87% to 6.97% and expected lives of 0 to 10 years, respectively.

Stock option transactions are summarized as follows:

			Exercise
	Number	Weighted Average	Price
	of Shares	Exercise Price	Per Share

Balance, January 1, 1999	594,494	$10.85	$2.92-$17.26
Options granted	217,500	10.33	$9.47-$13.27
Options exercised	(38,592)	4.69	$2.92-$11.48
Options canceled	(43,500)	13.12	$5.17-$17.26

Balance, December 31, 1999	729,902	10.89	$2.92-$17.26
Options granted	164,000	9.05	$8.15-$9.59
Options exercised	(29,000)	7.53	$2.95-$9.66
Options canceled	(17,750)	11.62	$9.04-$17.26

Balance, December 31, 2000	847,152	10.64	$2.92-$17.26
Options granted	210,276	13.59	$8.06-$15.16
Options exercised	(137,173)	9.96	$2.92-$13.26
Options canceled	(2,500)	14.48	$11.34-$17.26

Balance, December 31, 2001	917,755	$11.40

Exercisable, December 31, 2001	669,817	$10.94

The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $13.59, $9.05 and $10.26, respectively.

The following table summarizes information about Sterling’s plans at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.92-$3.45	3,246	0.4 years	$2.92	3,246	$2.92
$5.18-$6.90	31,000	0.8 years	5.97	31,000	5.97
$6.91-$8.63	42,038	2.7 years	7.96	38,000	7.95
$8.64-$10.36	354,680	5.7 years	9.34	293,980	9.36
$10.37-$12.08	112,578	2.8 years	11.39	112,578	11.39
$12.09-$13.80	122,688	5.3 years	13.11	114,988	13.12
$13.81-$15.53	185,525	7.5 years	13.95	10,025	15.12
$15.54-$17.26	66,000	3.3 years	17.24	66,000	17.24

	917,755			669,817

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

12.	Stock Options, Continued:

All share and dollar amounts have been restated to reflect the conversion of options upon the consummation of business combinations into a Sterling stock option at the exchange ratio. All share and dollar amounts have been restated to reflect the 10% common stock dividends in November 2001 and 2000.

13.	Shareholders’ Equity:

Sterling’s Board of Directors declared a 10% common stock dividend in October 2001 and 2000. The stock dividends were distributed in November 2001 and 2000. Cash in lieu of fractional shares was distributed based upon the closing price as of the record dates. All weighted average shares outstanding and per share amounts have been retroactively restated to reflect these common stock dividends.

Sterling’s Board of Directors has the authority to issue preferred stock of Sterling in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

14.	Earnings Per Share:

The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted income per share computations, which includes the number of antidilutive securities that were not included in the dilutive income per share computation. These antidilutive securities occur when options outstanding held an option price greater than the average market price for the period. All periods have been restated to reflect all common stock dividends.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

14.	Earnings Per Share, Continued:

	For the Year Ended December 31, 2001

		Weighted
		Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income per common share- basic	$16,188	10,004,584	$1.62
Effect of dilutive securities:
Common stock options	0	171,057
Effect of convertible subordinated debt	41	58,115

Income per common share — diluted	$16,229	10,233,756	$1.59

Antidilutive options not included in diluted income per share		76,025

	For the Year Ended December 31, 2000

		Weighted
		Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Income per common share- basic	$13,653	9,799,716	$1.39
Effect of dilutive securities:
Common stock options	0	49,075

Income per common share — diluted	$13,653	9,848,791	$1.39

Antidilutive options not included in diluted income per share		382,336

	For the Year Ended December 31, 1999

		Weighted
		Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Income per common share- basic	$12,819	9,780,461	$1.31
Effect of dilutive securities:
Common stock options	0	77,433

Income per common share — diluted	$12,819	9,857,894	$1.30

Antidilutive options not included in diluted income per share		428,434

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

15.	Regulatory Capital:

In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation (“FDIC”) and general regulatory oversight by the Office of Thrift Supervision (“OTS”), Sterling Savings Bank is required to maintain minimum levels of regulatory capital, including core (Tier 1) risk-based and total risk-based capital. At December 31, 2001, Sterling Savings Bank was in compliance with all regulatory capital requirements. The OTS is empowered to take “prompt, corrective action” to resolve problems of insured depository institutions. The extent of these powers depends on whether an institution is classified as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized,” or “critically undercapitalized.” At December 31, 2001 and 2000, Sterling Savings Bank was considered “well capitalized.”

The following table sets forth the amounts and ratios regarding actual and minimum core (Tier I) risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution, without giving effect to forbearance or capital provisions contained in certain acquisition agreements (dollars in thousands).

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Risk-Based Capital (to Risk-Weighted Assets)	$177,763	8.00%	$222,204	10.00%	$259,706	11.69%
Core (Tier I) Capital (to Risk-Weighted Assets)	88,882	4.00	133,322	6.00	240,669	11.69
Core (Tier I) Capital (to Adjusted Assets)	119,926	4.00	149,908	5.00	240,669	8.03
As of December 31, 2000:
Total Risk-Based Capital (to Risk-Weighted Assets)	$152,281	8.00%	$190,352	10.00%	$195,054	10.25%
Core (Tier I) Capital (to Risk-Weighted Assets)	76,141	4.00	114,211	6.00	184,829	9.71
Core (Tier I) Capital (to Adjusted Assets)	104,199	4.00	130,249	5.00	184,829	7.10

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

16.	Commitments and Contingent Liabilities:

At December 31, 2001, Sterling had loan commitments to borrowers and brokers totaling $524.2 million, including $191.7 million for fixed-rate loans and $332.5 million for variable-rate loans. At December 31, 2001, commitments to secondary market institutions to sell fixed-rate loans totaled $35.2 million. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments are for loans that have credit risk similar to Sterling’s existing portfolio.

At December 31, 2001, Sterling had made available to borrowers various secured and unsecured commercial and personal lines of credit totaling approximately $453.5 million, of which the undisbursed portion is approximately $200.6 million. These lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling’s existing portfolio.

Sterling historically has not realized credit losses due to these off-balance sheet credits. Based on this fact and Sterling’s analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off balance sheet credits at December 31, 2001 and 2000.

Rent expense for office properties under operating leases was approximately $1.7 million, $1.9 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum rental commitments as of December 31, 2001, under noncancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Year Ending
December 31,	Amount

2002	$1,763
2003	1,361
2004	1,085
2005	833
2006	753
Thereafter	4,116

$9,911

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

17.	Benefit Plans

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee’s contribution. All matching contributions are made exclusively in the form of Sterling Common Stock. Each employee may make a supplemental contribution of an additional 10% of their salary. All employee contributions vest immediately, and employer contributions vest over three years. Employees have the option of investing their contributions among selected mutual funds and Sterling Common Stock. During the years ended December 31, 2001, 2000 and 1999, Sterling contributed approximately $640,000, $528,000 and $427,500, respectively, to the employee savings plan.

Since 1984, Sterling has maintained a non-qualified Deferred Compensation Plan. The Deferred Compensation Plan component of the overall compensation plan is intended to link compensation to the long-term performance of Sterling and to provide a strong incentive for increasing Shareholder value. As of December 31, 2001, there were nine participants in the Deferred Compensation Plan. The Board of Directors (the “Board”) may, as it has done in the past, choose additional participants from a group of management employees. Contributions to the Deferred Compensation Plan for each given year are determined by the Board. All amounts in a participant’s account become 100% vested upon a change of control; when the participant attains normal retirement age; when the employment of the participant terminates due to death or disability; or upon termination of the Plan. Prior to such an event, amounts in a participant’s account vest at the rate of 10% per year of service, provided that such vesting shall reach 100% when the participant reaches the age of 60. Payment of an account may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board. Payment must be commenced within one year of the termination of the participant’s employment with Sterling.

18. Operating Expenses:

The components of total operating expenses are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Employee compensation and benefits	$35,291	$31,771	$29,112
Occupancy and equipment	11,161	10,359	10,087
Amortization of goodwill and other intangibles	5,377	5,490	5,692
Data processing	5,335	5,488	5,159
Depreciation	4,496	4,588	4,241
Advertising	2,893	2,566	2,656
Travel and entertainment	1,827	1,530	1,572
Legal and accounting	1,445	1,126	1,071
Insurance	736	711	986
Goodwill litigation	890	1,074	272
Acquisition costs	283	0	0
Other	3,559	3,265	3,630

	$73,293	$67,968	$64,478

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

19.	Business Segments:

Sterling operates residential loan production offices primarily in the Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho metropolitan areas through its subsidiary Action Mortgage. Residential mortgage banking operations include revenues from servicing-released and servicing-retained sales of originated residential loans, bulk sales of loan servicing rights and other fees.

The following table summarizes information related to Sterling’s residential mortgage banking operations (in thousands):

	As of and for the Years Ended December 31,

	2001	2000	1999

Revenues:
Gains on sales of originated residential loans	$1,392	$426	$759
Other fees and income	7,780	6,753	5,255

Total revenues	9,172	7,179	6,014
Identifiable expenses	(4,495)	(3,935)	(3,369)

Income before income taxes	$4,677	$3,244	$2,645

Identifiable assets	$8,340	$12,825	$10,777

Depreciation and amortization expense	$140	$124	$123

Capital expenditures for office properties and equipment	$162	$229	$111

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

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

The following table summarizes information related to Sterling’s commercial real estate lending operations (in thousands):

	As of and for the Years Ended December 31,

	2001	2000	1999

Revenues:
Gains on sales of originated commercial real estate loans	$380	$294	$474
Other fees and income	5,366	4,094	3,347

Total revenues	5,746	4,388	3,821
Identifiable expenses	(2,136)	(1,529)	(1,204)

Income before income taxes	$3,610	$2,859	$2,617

Identifiable assets	$6,854	$13,634	$11,385

Depreciation and amortization expense	$16	$17	$14

Capital expenditures for office properties and equipment	$13	$33	$26

Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

The following is a reconciliation of Sterling’s segments to the amounts reported in the consolidated financial statements (in thousands):

	Mortgage Banking Operations

	Banking		Commercial
	Operations	Residential	Real Estate	Total

As of and for the year ended December 31, 2001:
Interest income	$193,157	$5,987	$2,241	$201,385
Other income	17,454	2,423	1,144	21,021
Income before income taxes	16,310	4,677	3,610	24,597
Total assets	3,023,209	8,340	7,044	3,038,593
As of and for the year ended December 31, 2000:
Interest income	$196,288	$5,768	$3,254	$205,310
Other income	13,044	660	784	14,488
Income before income taxes	15,583	3,244	2,859	21,686
Total assets	2,626,250	12,825	13,634	2,652,709
As of and for the year ended December 31, 1999:
Interest income	$169,112	$5,032	$2,965	$177,109
Other income	12,072	873	617	13,562
Income before income taxes	15,027	2,645	2,617	20,289
Total assets	2,524,763	10,777	11,385	2,546,925

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

20.	Interest Rate Risk:

The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Sterling’s interest-bearing liabilities, consisting primarily of savings deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets, consisting primarily of loans receivable and investments and ABS. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining net interest income during periods of rising interest rates.

Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates. When interest rates increase, borrowers are less likely to prepay loans; whereas when interest rates decrease, borrowers are more likely to prepay loans. Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its net interest income. Sterling maintains an asset and liability management program intended to manage net interest income through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.

Sterling uses a simulation model designed to measure the sensitivity of net interest income and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of net interest income and NPV given various interest rate forecasts and alternative strategies. The model also is designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of Sterling. Another monitoring tool used by Sterling to assess interest rate risk is “gap analysis.” The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive” and by monitoring Sterling’s interest sensitivity “gap.” Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk although there can be no assurance regarding the management of interest rate risk in future periods.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

21.	Quarterly Financial Data (Unaudited):

The following tables present Sterling’s condensed operations on a quarterly basis for the years ended December 31, 2001 and 2000 (dollars in thousands, except per share amounts). The comparability of the following quarterly information may be affected by the business combination completed by Sterling on September 28, 2001.

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$51,822	$49,634	$49,692	$50,237
Interest expense	(31,549)	(29,364)	(29,087)	(26,516)
Provision for losses on loans and leases	(1,400)	(1,475)	(1,525)	(3,600)

Net interest income after provision for losses on loans and leases	18,873	18,795	19,080	20,121
Net gain on sales of securities	357	0	1,072	2,317
Other income	3,905	4,569	4,670	4,131
Operating expenses	(17,604)	(17,557)	(18,757)	(19,375)

Income before income taxes	5,531	5,807	6,065	7,194
Income tax provision	(1,946)	(2,008)	(1,994)	(2,461)

Net income	$3,585	$3,799	$4,071	$4,733

Income per common share — basic	$0.37	$0.39	$0.41	$0.45

Income per common share — diluted	$0.36	$0.38	$0.40	$0.44

Weighted average common shares outstanding — basic	9,806,517	9,814,286	9,845,922	10,545,234

Weighted average common shares outstanding — diluted	9,913,332	9,992,285	10,061,805	10,937,571

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

21.	Quarterly Financial Data (Unaudited), Continued:

	Year Ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$47,878	$50,579	$52,866	$53,987
Interest expense	(28,494)	(30,598)	(32,525)	(33,927)
Provision for losses on loans	(1,100)	(1,100)	(1,100)	(1,300)

Net interest income after provision for losses on loans	18,284	18,881	19,241	18,760
Net gain on sales of securities	0	1	0	0
Other income	3,370	3,792	3,581	3,744
Operating expenses	(16,394)	(17,315)	(17,307)	(16,952)

Income before income taxes	5,260	5,359	5,515	5,552
Income tax provision	(1,946)	(1,983)	(2,050)	(2,054)

Net income	$3,314	$3,376	$3,465	$3,498

Income per common share — basic	$0.34	$0.34	$0.35	$0.36

Income per common share — diluted	$0.34	$0.34	$0.35	$0.35

Weighted average common shares outstanding — basic	9,794,155	9,800,648	9,801,569	9,802,441

Weighted average common shares outstanding — diluted	9,817,345	9,827,183	9,828,104	9,856,004

22.	Fair Values of Financial Instruments:

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

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

22.	Fair Values of Financial Instruments:

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of these instruments.

Investments and ABS

The fair value of investments and ABS is based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans Held for Sale

The fair values are based on the estimated value at which the loans could be sold in the secondary market considering the fair value of options and commitments to sell or issue mortgage loans.

Loans and Leases Receivable

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

The fair value of nonperforming loans is estimated by discounting management’s current estimate of future cash flows using a rate estimated to be commensurate with the risks involved.

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

Borrowings

The carrying amounts of short-term borrowings under repurchase agreements, federal funds purchased, short-term FHLB Seattle advances and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of advances under lines of credit approximates their carrying value because such advances bear variable rates of interest. The fair value of long-term FHLB Seattle advances and other long-term borrowings is estimated using discounted cash flow analyses based on Sterling’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

22.	Fair Values of Financial Instruments, Continued:

	December 31,

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$67,181	$67,181	$62,510	$62,510
Investments and ABS:
Available for sale	686,995	686,995	476,732	476,732
Held to maturity	7,053	7,256	9,450	9,523
Loans held for sale	12,077	12,077	1,489	1,489
Loans and leases receivable, net	2,109,479	2,117,616	1,965,927	1,972,495
Accrued interest receivable	15,302	15,302	18,455	18,455
Financial liabilities:
Non-maturity deposits	791,295	791,295	708,986	708,986
Deposits with stated maturities	1,062,241	1,072,957	1,015,233	1,025,081
Borrowings	979,103	1,014,806	750,978	753,749
Accrued interest payable	8,187	8,187	9,616	9,616

The fair value estimates above do not include the value of residential mortgage loan servicing rights on Sterling’s residential mortgage loan servicing portfolio which totaled approximately $321.3 million and $203.7 million at December 31, 2001 and 2000, respectively. The gross fair value of these rights is estimated to be approximately $4.1 million and $2.6 million December 31, 2001 and 2000. The carrying amount of the residential mortgage loan servicing rights was approximately $1.6 million and $349,000 at December 31, 2001 and 2000, respectively.

23.	Related-Party Transactions:

One of Sterling’s directors is a principal in the law firm that provides legal services to Sterling. During the years ended December 31, 2001, 2000 and 1999, Sterling incurred legal fees of approximately $2.2 million, $1.8 million and $1.0 million, respectively, related to services provided by this firm.

At December 31, 2001 and 2000, loans to directors and executive officers were $4.3 million and $4.0 million, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

24.	Parent Company-Only Financial Information:

Sterling Financial Corporation became the holding company for Sterling Savings Bank on November 1, 1992. The following Sterling Financial Corporation parent company-only financial information should be read in conjunction with the other notes to consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company’s investments in its subsidiaries under the equity method.

Condensed Balance Sheets

	December 31,

	2001	2000

	(in thousands)
Assets:
Cash and cash equivalents	$4,402	$4,340
Investments in subsidiaries:
Sterling Savings Bank	281,046	231,621
Tri-Cities Mortgage Company	32	168
Sterling Capital Trust I	1,237	1,237
Sterling Capital Trust II	743	0
Income taxes receivable from subsidiaries	3,498	13,902
Other assets	3,971	3,487

Total assets	$294,929	$254,755

Liabilities and Shareholders’ Equity:
Accrued expenses payable	$1,412	$315
Term note payable	30,000	0
Advances under line of credit	0	40,000
Floating Rate Notes Due 2006	30,000	30,000
Junior Subordinated Debentures of Sterling and accrued interest	65,980	41,237
Income taxes payable	1,847	1,865
Shareholders’ equity	165,690	141,338

Total liabilities and shareholders’ equity	$294,929	$254,755

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

24.	Parent Company-Only Financial Information, Continued:

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
Condensed Statements of Income
Interest income	$181	$254	$150
Interest expense	(9,605)	(10,283)	(9,228)

Net interest expense	(9,424)	(10,029)	(9,078)
Equity in net earnings of subsidiary	22,929	20,577	19,133
Provision for losses on real estate owned	0	0	(200)
Operating expenses	(1,277)	(869)	(729)

Income before income taxes	12,228	9,679	9,126
Income tax benefit	3,960	3,974	3,693

Net income	$16,188	$13,653	$12,819

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$16,188	$13,653	$12,819
Adjustments to reconcile net income to net cash used in operating activities	(25,068)	(24,150)	(22,078)

Net cash used in operating activities	(8,880)	(10,497)	(9,259)

Cash flows from investing activities:
Investments in subsidiaries, net	(28,902)	1,611	(10,566)
Repayment of advances to subsidiaries	14,036	0	0
Dividends from subsidiary	10,512	10,003	9,580

Net cash provided by (used in) investing activities	(4,354)	11,614	(986)

Cash flows from financing activities:
Proceeds from note payable and other borrowings	54,000	7,000	35,000
Repayment of line of credit and other borrowings	(40,000)	(7,000)	(22,240)
Proceeds from exercise of stock options, net of repurchases	79	55	144
Payments for fractional shares	(18)	(4)	0
Deferred financing costs	(764)	0	(1,113)
Other, net	(1)	0	0

Net cash provided by financing activities	13,296	51	11,791

Net change in cash and cash equivalents	62	1,168	1,546
Cash and cash equivalents, beginning of year	4,340	3,172	1,626

Cash and cash equivalents, end of year	$4,402	$4,340	$3,172

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

24.	Parent Company-Only Financial Information, Continued:

Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary savings association unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary savings association’s capital and surplus.

During the years ended December 31, 2001, 2000 and 1999, Sterling purchased $28.9 million, $0 and $10.0 million of Sterling Savings Bank common and preferred stock, respectively.

Current income taxes are allocated to Sterling and its subsidiaries as if they were separate taxpayers.

The payment of dividends to Sterling Financial Corporation by its savings association subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 2001, the savings association subsidiary could have declared approximately $37.5 million of aggregate dividends in addition to amounts previously paid.

25.	Business Combination:

On September 28, 2001, Sterling completed a business combination acquiring all of the outstanding common stock of Source Capital Corporation (“Source Capital”). This combination increased Sterling’s total capital by approximately $9.1 million. In accordance with SFAS No. 141, the transaction was accounted for using the purchase method of accounting. Therefore, Sterling’s results of operations do not include the operating results of Source Capital prior to the effective date of the transaction. The primary reasons for the business combination were to add capital to Sterling’s balance sheet and to enhance net interest income. The following is a summary showing the amounts acquired at September 28, 2001 (dollars in thousands except per share amounts).

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

25.	Business Combination, Continued:

Amount

Assets:
Loans receivable	$34,337
Leases receivable	6,231
Real estate owned	408
Other assets	3,235

Total assets	44,211

Liabilities:
Notes payable	30,515
Convertible subordinated debentures	3,500
Other liabilities	1,055

Total liabilities	35,070

Purchase price, paid in common stock	$9,141

Shares issued	627,859
Price paid in Sterling shares	$14.55
Price paid in Source shares	$6.91

The following unaudited pro forma consolidated results of operations are presented as if the Source Capital acquisition had been made as of the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the expected future results of the combined operations.

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma
Years Ended December 31,	2001	2001	2000	2000

Interest income	$201,385	$206,362	$205,310	$216,090
Income before taxes	24,597	25,845	21,686	23,046
Net income	16,188	17,031	13,653	14,663
Income per share — basic	$1.62	$1.59	$1.39	$1.40
Income per share — diluted	$1.59	$1.57	$1.39	$1.39