Form 10-Q
period 2002-03-31
STERLING FINANCIAL CORP /WA/
filed 2002-05-15
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission file number 0-20800

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1572822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 North Wall Street, Spokane, Washington 99201
(Address of principal executive offices) (Zip Code)

(509) 458-2711
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2002

Common Stock ($1.00 par value)	10,616,909

STERLING FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2002

PART I — Financial Information
Item 1 — Financial Statements

STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$40,798	$3,938
Non-interest bearing and vault	61,407	61,716
Restricted	1,563	1,527
Investments and asset-backed securities (“ABS”):
Available for sale	593,398	686,995
Held to maturity	6,899	7,053
Loans and leases receivable, net	2,100,384	2,109,479
Loans held for sale	7,583	12,077
Accrued interest receivable	14,945	15,302
Real estate owned, net	3,421	2,982
Office properties and equipment, net	47,669	48,305
Goodwill, net	43,977	43,977
Mortgage servicing rights, net	1,843	1,638
Prepaid expenses and other assets, net	14,849	12,616
Bank-owned life insurance (“BOLI”)	56,809	30,988

Total assets	$2,995,545	$3,038,593

LIABILITIES:
Certificates of deposit	$996,744	$1,062,241
Savings and money market	375,550	422,659
Transaction deposits	489,288	368,636

Total deposits	1,861,582	1,853,536
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	651,287	633,054
Securities sold subject to repurchase agreements and funds purchased	150,025	218,549
Other borrowings	122,500	127,500
Cashiers checks issued and payable	14,600	16,057
Borrowers’ reserves for taxes and insurance	2,185	1,197
Accrued interest payable	8,547	8,187
Accrued expenses and other liabilities	13,228	14,823

Total liabilities	2,823,954	2,872,903

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 10,615,009 and 10,544,653 shares issued and outstanding	10,615	10,545
Additional paid-in capital	98,919	98,439
Unrealized losses on investments and ABS available-for-sale, net of deferred income taxes of $2,598 and $2,473	(4,826)	(4,596)
Retained earnings	66,883	61,302

Total shareholders’ equity	171,591	165,690

Total liabilities and shareholders’ equity	$2,995,545	$3,038,593

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$39,195	$44,113
ABS	7,801	5,224
Investments and cash equivalents	1,170	2,485

Total interest income	48,166	51,822

Interest expense:
Deposits	11,260	18,924
Short-term borrowings	1,729	1,486
Long-term borrowings	11,788	11,139

Total interest expense	24,777	31,549

Net interest income	23,389	20,273
Provision for losses on loans and leases	(2,086)	(1,400)

Net interest income after provision for losses on loans and leases	21,303	18,873

Other income:
Fees and service charges	3,840	3,113
Mortgage banking operations	1,306	622
Loan servicing fees	274	292
Net gains on sales of securities	86	357
Real estate owned operations	(192)	(122)
BOLI	821	0
Other noninterest income	(306)	0

Total other income	5,829	4,262

Operating expenses	19,667	17,604

Income before income taxes	7,465	5,531
Income tax provision	(1,884)	(1,946)

Net income	$5,581	$3,585

Income per share — basic	$0.48	$0.33

Income per share — diluted	$0.46	$0.33

Weighted average shares outstanding — basic	11,613,073	10,787,169
Weighted average shares outstanding — diluted	12,162,794	10,904,665

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,581	$3,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans, leases and real estate owned	2,249	1,425
Stock dividends on FHLB Seattle stock	(587)	(594)
Net gain on sales of loans, investments and ABS	(1,460)	(716)
Other losses	695	21
Change in cash surrender value of BOLI	(821)	0
Depreciation and amortization	2,993	2,637
Change in:
Accrued interest receivable	357	2,182
Prepaid expenses and other assets	(2,696)	799
Cashiers checks issued and payable	(1,457)	(6,891)
Accrued interest payable	360	552
Accrued expenses and other liabilities	(1,590)	2,909
Proceeds from sales of loans	90,085	42,310
Real estate loans originated for sale	(88,711)	(41,954)

Net cash provided by operating activities	4,998	6,265

Cash flows from investing activities:
Change in restricted cash	(36)	708
Loans disbursed	(358,732)	(246,686)
Loan and lease principal received	368,464	226,538
Purchase of investments	(32,039)	(88,775)
Proceeds from maturities of investments	1,200	81,819
Proceeds from sales of available-for-sale investments	29,929	9,953
Purchase of BOLI	(25,000)	0
Purchase of ABS	(33,545)	0
Principal payments on ABS	52,384	11,991
Proceeds from sales of ABS	73,878	17,596
Purchase of office properties and equipment	(430)	(753)
Improvements and other changes to real estate owned	(194)	296
Proceeds from sales and liquidation of real estate owned	1,381	569

Net cash provided by investing activities	77,260	13,256

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$72,022	$8,447
Proceeds from issuance of certificates of deposit	272,210	134,177
Payments for maturing certificates of deposit	(346,660)	(193,048)
Interest credited to deposits	10,474	18,708
Advances from FHLB Seattle	70,000	30,000
Repayment of FHLB Seattle advances	(51,767)	(34,219)
Net change in securities sold subject to repurchase agreements and funds purchased	(68,524)	31,521
Repayment of other borrowings	(5,000)	0
Proceeds from exercise of stock options, net of repurchases	550	47
Other	988	1,268

Net cash used in financing activities	(45,707)	(3,099)

Net change in cash and cash equivalents	36,551	16,422
Cash and cash equivalents, beginning of period	65,654	60,595

Cash and cash equivalents, end of period	$102,205	$77,017

Supplemental disclosures:
Cash paid during the period for:
Interest	$24,417	$32,101
Income taxes	$3,048	$232
Noncash financing and investing activities:
Loans converted into real estate owned	$1,771	$3,078

The accompanying notes are an integral part of the consolidated financial statements

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Net income	$5,581	$3,585

Other comprehensive income:
Change in unrealized gains on investments and ABS available-for-sale	(355)	3,632
Less deferred income taxes	125	(1,271)

Net other comprehensive income (loss)	(230)	2,361

Comprehensive income	$5,351	$5,946

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

1. Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Sterling Financial Corporation’s (“Sterling’s”) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Sterling’s consolidated financial position and results of operations.

2. Interim Financial Statements:

The financial information set forth in the unaudited interim consolidated financial statements reflects the adjustments, all of which are of a normal and recurring nature, which, in the opinion of management, are necessary for a fair presentation of the periods reported.

3. Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2002	2001

Term note payable(1)	$25,000	$30,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(3)(4)	64,000	64,000
Floating Rate Notes Due 2006(5)	30,000	30,000
Convertible Subordinated Debentures Due 2008(6)	3,500	3,500

Total other borrowings	$122,500	$127,500

(1)	Sterling has a $30.0 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”) of which $25.0 million was outstanding at March 31, 2002. This note matures on September 17, 2007. Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% (4.37% at March 31, 2002) and is payable monthly. This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)	Sterling has a $5.0 million revolving line-of-credit agreement with U.S. Bank. This line of credit matures on September 16, 2002. The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% (4.37% at March 31, 2002) and is payable monthly. This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank. At March 31, 2002, no amounts were outstanding under this agreement.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

3. Other Borrowings: (continued)

(3)	Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-I”) to Sterling Capital Trust I (“Trust-I”), a Delaware business trust, of which Sterling owns all of the common equity. The sole asset of Trust-I is the Junior Subordinated Debentures-I. Trust-I issued $40.0 million of 9.50% Cumulative Capital Securities (“Trust-I Preferred Securities”) to investors. Sterling’s obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I’s obligations under the Trust-I Preferred Securities. The Trust-I Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier I capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures-I and related Trust-I Preferred Securities mature in 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Trust-I Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-I in 2027.

(4)	Sterling has outstanding $24.7 million of 10.25% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-II”) to Sterling Capital Trust II (“Trust-II”), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of Trust-II is the Junior Subordinated Debentures-II. Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities (“Trust-II Preferred Securities”) to investors. Sterling’s obligations under Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II’s obligations under the Trust-II Preferred Securities. The Trust-II Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures-II and related Trust-II Preferred Securities mature in 2031 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. The Trust-II Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-II in 2031.

(5)	Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At March 31, 2002, Sterling could incur approximately $25.8 million of additional long-term debt, and Sterling would have been limited to the payment of up to approximately $16.2 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (4.50% until June 15, 2002) and is adjustable and payable quarterly. The notes mature in 2006 and may be redeemed under certain conditions after June 15, 2002.

(6)	In September 2001, Sterling assumed $3.5 million of 7.50% Convertible Subordinated Debentures due 2008 (the “Debentures”) as a result of a business combination. On March 28, 2002, Sterling called the Debentures for redemption on May 1, 2002. Subsequently, the holders of all of the Debentures exercised their right to convert the Debentures into shares of Sterling’s Common Stock. As of May 1, 2002, the Debentures had been converted into 228,305 shares of Sterling Common Stock.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

4. Income Per Share:

The following table presents the basic and diluted income per share computations including the effects of the 10% stock dividend which was declared on April 23, 2002:

	Three Months Ended March 31,

	2002			2001

	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount

Basic computations	$5,581,000	11,613,073	$0.48	$3,585,000	10,787,169	$0.33
Effect of dilutive securities:
Common stock options	0	298,585	(0.01)	0	117,496	0.00
Convertible subordinated debt	44,000	251,136	(0.01)	0	0	0

Diluted computations	$5,625,000	12,162,794	$0.46	$3,585,000	10,904,665	$0.33

Antidilutive options not included in diluted income per share		0			222,640

5. Operating Expenses:

The following table details Sterling’s components of total operating expenses:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Employee compensation and benefits	$10,618	$8,319
Occupancy and equipment	3,014	2,787
Depreciation	1,066	1,119
Amortization of goodwill	0	970
Amortization of identifiable intangible assets	383	383
Advertising	630	453
Data processing	1,525	1,339
Insurance	106	181
Legal and accounting	408	412
Travel and entertainment	452	384
Goodwill litigation costs	295	260
Other	1,170	997

Total operating expenses	$19,667	$17,604

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

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

The following table summarizes information related to Sterling’s residential mortgage banking operations:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Revenues:
Gains on sales of residential loans	$474	$187
Other fees and income	2,191	1,798

Total revenues	2,665	1,985
Identifiable expenses	(1,688)	(973)

Income before income taxes	$977	$1,012

Identifiable assets	$12,278	$15,497

Depreciation and amortization expense	$41	$36

Capital expenditures for office properties and equipment	$116	$7

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

6. Business Segments: (continued)

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

The following table summarizes information related to Sterling’s commercial real estate mortgage banking operations:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Revenues:
Gains on sales of commercial real estate loans	$491	$172
Other fees and income	1,331	1,190

Total revenues	1,822	1,362
Identifiable expenses	(580)	(545)

Income before income taxes	$1,242	$817

Identifiable assets	$14,057	$20,468

Depreciation and amortization expense	$4	$4

Capital expenditures for office properties and equipment	$2	$0

Sterling has determined that its reportable business segments are those that are based on its method of disaggregated internal reporting.

The following is a reconciliation of certain segment operations to the amounts reported in the consolidated financial statements:

		Mortgage Banking
		Operations

	Banking		Commercial
	Operations	Residential	Real Estate	Total

		(Dollars in thousands)
As of and for the three months ended March 31, 2002:
Interest income	$45,512	$1,549	$1,105	$48,166
Other income	4,723	509	597	5,829
Income before taxes	5,246	977	1,242	7,465
Total assets	2,969,210	12,278	14,057	2,995,545
As of and for the three months ended March 31, 2001:
Interest income	$49,794	$1,487	$541	$51,822
Other income	3,640	235	387	4,262
Income before taxes	3,702	1,012	817	5,531
Total assets	2,616,162	15,497	20,468	2,652,127

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

7. Goodwill and Intangible Assets:

In June 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. If goodwill is found to be impaired, it will be written down to its fair market value. Sterling adopted SFAS No. 142 on January 1, 2002. The net effect of adopting this accounting standard was to increase net income by $631,000 or $0.06 per diluted share for the quarter ended March 31, 2002.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to the prior year is as follows:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Reported net income	$5,581	$3,585
Add back: goodwill amortization, net of tax	0	631

Total	$5,581	$4,216

Basic earnings per share
Reported net income	$0.48	$0.33
Goodwill amortization	0	0.06

Adjusted net income	$0.48	$0.39

Diluted earnings per share:
Reported net income	$0.46	$0.33
Goodwill amortization	0	0.06

Adjusted net income	$0.46	$0.39

In March 2002, FASB directed its staff to draft guidance as to the application of SFAS No. 142. Such guidance, if adopted, may change how Sterling treats goodwill. The final statement could alter the treatment adopted by Sterling and require a continuation of amortization, which would have the effect of increasing expenses and decreasing income.

8. New Accounting Policies:

In August 2001, the FASB approved for issuance Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The adoption of SFAS No. 144 did not have a material effect on Sterling’s consolidated financial statements.

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements

As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on Sterling’s consolidated financial statements.

PART I — Financial Information (continued)
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     This report contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements because of numerous possible risks and uncertainties. These include but are not limited to: the possibility of adverse economic developments which may, among other things, increase default and delinquency risks in Sterling’s loan portfolios; shifts in interest rates which may result in lower interest rate margins; shifts in the demand for Sterling’s loan and other products; lower than expected revenue or cost savings in connection with acquisitions; changes in accounting policies; changes in the monetary and fiscal policies of the federal government; changes in laws, regulations and the competitive environment.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our goodwill and other intangibles, the methodology for the determination of our allowance for loan losses and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in the consolidated financial statements included herein. In particular, the “Summary of Significant Accounting Policies” describes generally our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

     Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. With $3.00 billion in total assets at March 31, 2002, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     On April 23, 2002, the Board of Directors declared a 10% stock dividend, payable May 31, 2002 to shareholders of record at May 3, 2002. Post-stock-dividend earnings per diluted share were $0.46 for the three months ended March 31, 2002, compared with $0.33 per diluted share for the prior year’s comparable quarter. Post-stock-dividend book value per share was $14.70 at March 31, 2002 and $13.65 at March 31, 2001.

     Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling’s revenues are derived primarily from interest earned on loans, investments and asset-backed securities (“ABS”), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities: the Office of Thrift Supervision (“OTS”); the FDIC and the State of Washington Department of Financial Institutions (“Washington Supervisor”).

     Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on liabilities) and other fee income will increase, although there can be no assurance in this regard. Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial institutions, businesses or branches thereof or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquired businesses or preventing deposit erosion or loan quality deterioration at acquired businesses. There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other institutions or businesses on attractive terms. Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

Results of Operations

     Overview. Sterling recorded net income of $5.6 million, or $0.46 per diluted share, for the three months ended March 31, 2002, compared with net income of $3.6 million, or $0.33 per diluted share, for the three months ended March 31, 2001. The increase in net income reflected an increase in other income and net interest income, as well as cessation of goodwill amortization. See Notes 4 and 7 of “Notes to Consolidated Financial Statements.”

     Financial highlights for the quarter are:

•	Fee and service charge income increased over the prior year’s comparable period by 23%.

•	Mortgage banking operations income increased to $1.3 million for the period ended March 31, 2002, double that of the prior year’s comparable period.

•	Business banking loan originations increased 68% to $89.2 million during the three months ended March 31, 2002, compared with $53.1 million during the same period last year.

•	Asset quality measures reflected modest improvement and the allowance for loan and lease losses increased to 1.00% of total loans and leases at March 31, 2002.

•	Post-stock-dividend book value per share increased to $14.70 at March 31, 2002 from $13.65 at March 31, 2001.

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     The annualized return on average assets was 0.74% and 0.55% for the three months ended March 31, 2002 and 2001, respectively. The annualized return on average equity was 13.4% and 10.2% for the three months ended March 31, 2002 and 2001, respectively. The increases in the ratios were primarily due to the increase in net income and cessation of goodwill amortization. See Note 7 of “Notes to Consolidated Financial Statements.”

     Net Interest Income. The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 2002 and 2001, NII was $23.4 million and $20.3 million, respectively.

     Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in NII during the three months ended March 31, 2002 was primarily due to a greater reduction in the cost of funds and borrowings than the reduction in rates on interest-earning assets, particularly loans.

     During the three months ended March 31, 2002 and 2001, average interest-earning assets were $2.85 billion and $2.49 billion, respectively. For the three months ended March 31, 2002, average loans increased by $149.9 million, while average investments and ABS increased by $202.6 million over the same period in 2001. Net interest spread during these periods was 3.33% and 3.26%, respectively. The net interest margin for the three months ended March 31, 2002 and 2001 was 3.33% and 3.30%, respectively. Net interest spread and margin increased primarily because the cost of deposits declined more rapidly than the yield on loans.

     Provision for Losses on Loans and Leases. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors including historical loss trends, trends in classified assets, trends in delinquency and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

     Sterling recorded provisions for losses on loans and leases of $2.1 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans and leases will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     The following table summarizes loan and lease loss allowance activity for the periods indicated.

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)
Allowance for losses on loans and leases:
Balance at beginning of quarter	$20,599	$16,740
Provision for losses on loans and leases	2,086	1,400
Amounts written off net of recoveries and other	(1,370)	(1,076)

Balance at end of quarter	$21,315	$17,064

     At March 31, 2002, Sterling’s total classified assets were $58.8 million, compared with $26.5 million at March 31, 2001. Total nonperforming loans and leases were $18.4 million at March 31, 2002, compared with $8.0 million at March 31, 2001. The increase in nonperforming loans and leases and classified assets was primarily attributable to the nonperforming loans, leases and classified assets acquired in the business combination with Source Capital Corporation. At March 31, 2002, Sterling’s loan and lease delinquency rate (60 days or more) as a percentage of total loans and leases was 1.44%, compared with 0.42% at March 31, 2001. Excluding delinquent Source Capital loans, the delinquency ratio at March 31, 2002 would have been 0.90%.

     The delinquency ratio, even without the Source Capital assets, has increased over the prior year’s comparable quarter. This increase reflects both the continuing change in Sterling’s loan mix to reflect a greater emphasis on commercial and consumer loans and the lower level of economic activity in the region. Management believes that Sterling’s emphasis on originating higher-risk commercial real estate, construction, business banking and consumer loans is appropriate and will endeavor to maintain asset quality at acceptable levels.

     Other Income was $5.8 million and $4.3 million for the three months ended March 31, 2002 and 2001, respectively. The increase for the three months ended March 31, 2002, compared with the three months ended March 31, 2001 was primarily due to increases in fee structures for service charges, an increase in the cash surrender value of BOLI and an increase in income from mortgage banking operations.

     The increase in income from mortgage banking operations for the three months ended March 31, 2002 compared to the same period in 2001, was primarily due to increased refinancing activity and loan sales. The following table summarizes loan originations and sales of loans for the periods indicated.

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in millions)
Originations of one- to four-family permanent mortgage loans	$58.2	$26.2
Sales of residential loans	34.7	12.7
Sales of commercial real estate loans	54.0	29.2
Principal balances of mortgage loans serviced for others	392.9	224.1

     During the three months ended March 31, 2002, the increase in other noninterest income over the prior year’s comparable periods was primarily due to changes in the cash surrender value of BOLI. Also included in noninterest income for the three months ended March 31, 2002 was a $411,000 gain on the sale of consumer indirect loans and a $711,000 writedown of ABS due to increased prepayments of the securitized loans.

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     Operating Expenses. Operating expenses were $19.7 million and $17.6 million for the three months ended March 31, 2002 and 2001, respectively. The higher level of operating expenses was primarily a result of expanded staffing related to increased business banking, lending and mortgage banking operations and an increase in employee benefits. The comparison of results for the three months ended March 31, 2002 to prior periods is impacted by the implementation of SFAS No. 142. See Note 7 of “Notes to Consolidated Financial Statements.”

     Employee compensation and benefits were $10.6 million and $8.3 million for the three months ended March 31, 2002 and 2001, respectively. The increases reflected increased mortgage banking and business services staff and costs associated with the recent opening of the Portland Corporate Banking Center. At March 31, 2002, full-time-equivalent employees were 916, compared with 820 at March 31, 2001.

     Amortization of goodwill was $0 and $970,000 for the three months ended at March 31, 2001 and 2000, respectively, reflecting the cessation of goodwill amortization. With Sterling’s adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested annually for impairment. In March 2002, FASB directed its staff to draft guidance as to the application of SFAS No. 142. Such guidance, if adopted, may change how Sterling treats goodwill. The final statement could alter the treatment adopted by Sterling and require a continuation of amortization, which would have the effect of increasing expenses and decreasing income. See Note 7 of “Notes to Consolidated Financial Statements.”

     Goodwill litigation expenses were $295,000 and $260,000 for the three months ended March 31, 2002 and 2001, respectively. Sterling will likely incur similar costs over the next few years.

     Income Tax Provision. Sterling recorded federal and state income tax provisions of $1.9 million for the three months ended March 31, 2002 and 2001, respectively. The income tax provision for the three months ended March 31, 2002, is reflective of earnings and a tax-accrued rate of 25.2%, compared to a tax-accrued rate of 35.2% for the three months ended March 31, 2001. The decrease in the effective tax rate for the three months ended March 31, 2002 is due to the tax effect of (1) the change in the cash surrender value of BOLI, (2) the tax benefits relating to the Source Capital acquisition and (3) tax-exempt municipal bond interest.

Financial Position

     Assets. At March 31, 2002, Sterling’s assets were $3.00 billion, down $43.0 million from $3.04 billion at December 31, 2001.

     Investments and ABS. Sterling’s investment and ABS portfolio at March 31, 2002 was $600.3 million, a decrease of $93.7 million from the December 31, 2001 balance of $694.0 million. The decrease was primarily due to principal payments on ABS and sales of investments and ABS.

     Loans and Leases Receivable. At March 31, 2002, gross loans and leases receivable were $2.13 billion, down $9.1 million from $2.14 billion at December 31, 2001. The decrease was primarily due to sales of consumer indirect, residential and commercial real estate loans. During the three months ended March 31, 2002, total loan originations were $355.7 million compared with $235.8 million for the prior year’s comparable quarter. Approximately 74% of the total loan originations were construction, business banking and consumer loans.

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     The following table sets forth the composition of Sterling’s loan and lease portfolio at the dates indicated. Loan and lease balances exclude unearned yield discounts and premiums, deferred loan and lease origination costs and fees or allowances for loan and lease losses.

	March 31, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Residential real estate	$325,943	15.3	$315,242	14.8
Multifamily real estate	160,820	7.6	155,250	7.3
Commercial real estate	406,186	19.1	439,594	20.6
Real estate construction	410,328	19.3	395,915	18.5
Consumer — direct	243,718	11.5	244,097	11.4
Consumer — indirect	31,752	1.4	63,822	3.0
Business banking	543,502	25.6	515,587	24.2
Commercial leases receivable	4,696	0.2	5,279	0.2

Gross loans and leases receivable	$2,126,945	100.0	$2,134,711	100.0

Weighted average yield at end of period	7.07%		7.30%

     The following table sets forth Sterling’s loan originations for the periods indicated.

	Three Months Ended
	March 31,

	2002	2001	% Change

	(Dollars in thousands)
Residential real estate	$58,157	$26,165	122.3
Multifamily real estate	13,668	7,886	73.3
Commercial real estate	22,315	28,088	(20.6)
Real estate construction	115,951	85,358	35.8
Consumer — direct	39,190	20,741	89.0
Consumer — indirect	17,244	14,455	19.3
Business banking	89,185	53,112	67.9

Total loans originated	$355,710	$235,805	50.9

     BOLI and All Other Assets. BOLI and other assets increased to $88.4 million at March 31, 2002 from $60.5 million at December 31, 2001. The increase was primarily due to the purchase of $25.0 million in BOLI. Sterling purchases BOLI to fund employee benefit costs. Through the purchase of BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.

     Deposits. Total deposits increased $8.0 million to $1.86 billion at March 31, 2002 from $1.85 billion at December 31, 2001, primarily due to increases in noninterest and NOW checking accounts.

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	March 31, 2002		December 31, 2001

	Amount	%	Amount	%

		(Dollars in thousands)
Certificates of deposit	$996,744	53.5	$1,062,241	57.3
Savings and money market	375,550	20.2	422,659	22.8
NOW checking	299,473	16.1	227,982	12.3
Noninterest checking	189,815	10.2	140,654	7.6

Total deposits	$1,861,582	100.0	$1,853,536	100.0

Annualized cost of deposits	2.43%		2.75%

     Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. At March 31, 2002, the total of such borrowings was $923.8 million, compared with $979.1 million at December 31, 2001, a decrease of $55.3 million. See “Liquidity and Sources of Funds.”

Asset and Liability Management

     The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling’s NII and the net present value of assets, liabilities and off-balance sheet contracts (“NPV”), or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling’s adjustable rate mortgages are indexed to the one-year or five-year U.S. Treasury index or fixed-rate LIBOR swaps curve. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling’s earnings. Currently, Sterling’s interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

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

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

more difficult to estimate because such instruments are susceptible to changes in market interest rates. Present value estimates of adjustable-rate financial instruments are more reliable since they represent the difference between the contractual and discounted rates until the next interest rate repricing date.

     The calculations of present value have certain shortcomings. The discount rates utilized for loans, investments and ABS are based on estimated nationwide market interest rate levels for similar loans and securities, with prepayment assumptions based on historical experience and market forecasts. The unique characteristics of Sterling’s loans and ABS may not necessarily parallel those in the model. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the market value of deposits and FHLB Seattle advances since such deposits and advances are unique to and have certain price and customer relationship advantages for depository institutions. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments on the assumption that the resulting cash flows are reinvested in financial instruments with virtually identical terms.

     The total measurement of Sterling’s exposure to interest rate risk (“IRR”) as presented in the following table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment most likely will result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of and the net earnings generated from Sterling’s net assets from any change in interest rates.

     The following table presents Sterling’s estimates of changes in NPV for the periods indicated. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.

	March 31, 2002			December 31, 2001

Change in		Ratio of NPV			Ratio of NPV
Interest Rate		to the Present	%		to the Present	%
in Basis Points		Value of	Change		Value of	Change
(Rate Shock)	NPV	Total Assets	in NPV	NPV	Total Assets	in NPV

	(Dollars in thousands)
+300	$73,601	2.58	(41.5)	$28,769	1.00	(72.7)
+200	91,453	3.16	(27.4)	55,326	1.89	(47.5)
+100	107,335	3.66	(14.7)	75,598	2.55	(28.3)
Static	125,891	4.23	N/A	105,406	3.48	N/A
-100	143,730	4.76	14.2	125,865	4.10	19.4
-200	136,351	4.47	8.3	117,709	3.80	11.7
-300	136,647	4.45	8.5	120,002	3.85	13.8

     At March 31, 2002, Sterling calculated that its NPV was $125.9 and that its NPV would decrease by 27.4% and 41.5% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $105.4 million at December 31, 2001, which would decline by 47.5% and 72.7% if interest rates generally were to increase by 2% and 3%, respectively.

     Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be negative 2.2% and negative 3.8% at March 31, 2002 and 2001, respectively. Sterling calculated its three-year gap positions to be positive 2.7% and negative 4.4% at March 31, 2002 and 2001, respectively. The changes in the gap positions were primarily due to the shortening of asset maturities and extending liability maturities. Management attempts to maintain Sterling’s gap

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

position between positive 10% and negative 25%. At March 31, 2002, Sterling’s gap positions were within limits established by its Board of Directors.

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

Liquidity and Sources of Funds

     As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $1.86 billion at March 31, 2002 from $1.85 billion at December 31, 2001, primarily due to an increase in checking deposits. The net increase in deposits was primarily used to fund loans, purchase ABS and pay down other borrowings. At March 31, 2002 and December 31, 2001, securities sold subject to repurchase agreements were $150.0 million and $218.5 million, respectively. These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

     During the three months ended March 31, 2002, net cash provided by investing activities consisted primarily of principal payments on loans and ABS as well as sales of certain investments and ABS. The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the three months ended March 31, 2002, net cash provided by operating activities consisted primarily of proceeds from sales of loans.

     Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements. At March 31, 2002, this credit line represented a total borrowing capacity of $910.4 million, of which $259.1 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At March 31, 2002, Sterling Savings Bank had $150.0 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $135.5 million.

     Sterling, on a parent company-only basis, had cash and other resources of approximately $4.1 million and a revolving line of credit from U.S. Bank of $5.0 million at March 31, 2002 with no funds drawn on this line of credit. This line of credit as well as a $25.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank. See Note 3 of “Notes to Consolidated Financial Statements.”

     At March 31, 2002 and December 31, 2001, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank. At March 31, 2002 and December 31, 2001, Sterling had an investment in the Common Stock of Sterling Savings Bank of $106.2 million. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $2.9 million during the three months ended March 31, 2002. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.

     OTS regulations require savings institutions such as Sterling Savings Bank to maintain sufficient liquidity to ensure safe and sound operations. At March 31, 2002 and December 31, 2001, Sterling Savings Bank’s liquidity ratio was 3.9% and 3.6%, respectively. Sterling Savings Bank’s strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and ABS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

     Sterling’s total shareholders’ equity was $171.6 million at March 31, 2002 compared with $165.7 million at December 31, 2001. The increase in total shareholders’ equity was primarily due to the increase in retained earnings. Shareholders’ equity was 5.7% of total assets at March 31, 2002 compared with 5.5% at December 31, 2001.

     On April 23, 2002, the Board of Directors declared a 10% stock dividend, payable May 31, 2002 to shareholders of record at May 3, 2002. Post-stock-dividend earnings per diluted share were $0.46 for the three months ended March 31, 2002, compared with $0.33 per diluted share for the prior year’s comparable quarter. Post-stock-dividend book value per share was $14.70 at March 31, 2002 and $13.65 at March 31, 2001.

     At March 31, 2002, Sterling had an unrealized loss of $4.8 million, net of related income taxes, on investments and ABS classified as available for sale. At December 31, 2001, Sterling had an unrealized loss of $4.6 million, net of related income taxes, on investments and ABS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

     Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. The notes mature in 2006 and may be redeemed subject to certain conditions after June 15, 2002. These notes are general unsecured obligations of Sterling and are subordinate to certain other existing and future indebtedness. The indenture governing the notes limits the ability of Sterling under certain circumstances to incur additional indebtedness, to pay cash dividends or to make other capital distributions. See Note 3 of “Notes to Consolidated Financial Statements.”

     Sterling has issued and outstanding $40.0 million of Trust-I Preferred Securities. The indenture governing the Trust-I Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or to make other capital distributions. The Trust-I Preferred Securities are treated as debt of Sterling. The Trust-I Preferred Securities mature in 2027 and are redeemable at the option of Sterling in 2002 or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. See Note 3 of “Notes to Consolidated Financial Statements.”

     Sterling has issued and outstanding $24.0 million of Trust-II Preferred Securities. The indenture is the same as the Trust-I Securities. The Trust-II Securities are treated as debt of Sterling. The Trust-II Securities mature in 2031 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise.

     In September 2001, Sterling assumed $3.5 million of 7.50% Convertible Subordinated Debentures due 2008 (the “Debentures”) as a result of a business combination. On March 28, 2002, Sterling called the Debentures for redemption on May 1, 2002. Subsequently, the holders of all of the Debentures exercised their right to convert the Debentures into shares of Sterling’s Common Stock. As of May 1, 2002, the Debentures had been converted into 228,305 shares of Sterling Common Stock.

     Sterling anticipates total capital expenditures of approximately $7.2 million for the remainder of the year ending December 31, 2002. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling continually explores opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling’s estimates of capital expenditures or the funding thereof are accurate.

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2002, Sterling Savings Bank exceeded all such regulatory capital requirements.

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

     Sterling’s Goodwill Litigation, which had been stayed for almost ten years, has completed the fact discovery phase. Recently, the expert witness discovery phase of the case commenced. During this phase, Sterling will present to the Court of Federal Claims Sterling’s experts’ damages calculations. Although it is impossible to accurately predict when this effort will be concluded, management anticipates that the expert witness discovery stage will be completed by July 2002 and that, thereafter, Sterling’s case will be scheduled for trial in the ensuing one or two years. Because of the increased level of effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

New Accounting Policies

     In August 2001, the FASB approved for issuance Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The adoption of SFAS No. 144 did not have a material effect on Sterling’s consolidated financial statements.

     In June 2001, the FASB approved for issuance Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. Sterling adopted SFAS No. 142 on January 1, 2002. The net effect of adopting this accounting standard was an increase to net income of $631,000 or $0.06 per diluted share for the quarter ended March 31, 2002.

     In March 2002, FASB directed the FAS staff to draft guidance as to the application of SFAS No. 142. Such guidance, if adopted, may change how Sterling treats goodwill. The final statement could alter the treatment adopted by Sterling and require a continuation of amortization which would have the effect of increasing expenses and decreasing income.

STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2002 and 2001

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on Sterling’s consolidated financial statements.

Regulation and Compliance

     Sterling is subject to many laws and regulations applicable to banking activities. As a thrift holding company, Sterling is subject to comprehensive examination and regulation by the OTS. Sterling Savings Bank, as a Washington State-chartered savings association, is subject to comprehensive regulation and examination by the Washington Supervisor as its chartering authority, the OTS as its primary federal regulator, and by the FDIC, which administers the Savings Association Insurance Fund, which insures Sterling Savings Bank’s deposits to the maximum extent permitted by law. Sterling Savings Bank is a member of FHLB Seattle, which is one of the twelve regional banks which comprise the FHLB System. Sterling Savings Bank is further subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

PART I — Financial Information (continued)
Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of Sterling’s market risks, see “Management’s Discussion and Analysis — Asset and Liability Management.”

PART II — Other Information

Item 1 — Legal Proceedings

     Periodically various claims and lawsuits are brought against Sterling and its subsidiaries, such as claims to enforce liens, condemnation proceedings involving properties on which Sterling holds security interests, claims involving the making and servicing of real property loans and other issues incidental to Sterling’s business. No material loss is expected from any of such pending claims or lawsuits.

Item 2 — Changes in Securities and Use of Proceeds

     Not applicable.

Item 3 — Defaults Upon Senior Securities

     Not applicable.

PART II — Other Information (continued)
STERLING FINANCIAL CORPORATION

Item 4 — Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 — Other Information

     Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Exhibit

	3.1	Restated Articles of Incorporation of Registrant and Articles of Amendment of Restated Articles of Incorporation. Filed as Exhibits 3.1 and 3.2, respectively, to Registrant’s Form S-4 dated November 7, 1994 and incorporated by reference herein.

	3.2	Copy of Bylaws of Registrant (amended and restated as of May 24, 1999). Filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

	4.1	Reference is made to Exhibits 3.1 through 3.3.

	4.2	The Registrant has outstanding certain long-term debt. None of such debt exceeds ten percent of Registrant’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K. During the quarter ended March 31, 2002, there were no reports filed on Form 8-K.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION (Registrant)

May 14, 2002	By:	/s/ Daniel G. Byrne

Date		Daniel G. Byrne Senior Vice President — Finance, Assistant Secretary, and Principal Financial Officer

May 14, 2002	By:	/s/ William R. Basom

Date		William R. Basom Vice President, Treasurer, and Principal Accounting Officer