Form 10-Q
period 2002-06-30
STERLING FINANCIAL CORP /WA/
filed 2002-08-14
CIK 891106

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO                         .

Commission file number.....0-20800

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2002
Common Stock ($1.00 par value)	11,940,668

STERLING FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2002

TABLE OF CONTENTS

PART I—Financial Information

Item 1—Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$40	$3,938
Non-interest bearing and vault	60,691	61,716
Restricted	1,089	1,527
Investments and asset-backed securities ("ABS"):
Available for sale	651,442	686,995
Held to maturity	6,680	7,053
Loans and leases receivable, net	2,173,176	2,109,479
Loans held for sale	11,160	12,077
Accrued interest receivable	14,814	15,302
Real estate owned, net	5,140	2,982
Office properties and equipment, net	47,645	48,305
Goodwill, net	43,977	43,977
Mortgage servicing rights, net	1,810	1,638
Bank-owned life insurance ("BOLI")	57,693	30,988
Prepaid expenses and other assets, net	12,721	12,616

Total assets	$3,088,078	$3,038,593

LIABILITIES:
Certificates of deposit	$1,077,247	$1,062,241
Savings and money market deposits	336,174	422,659
Transaction deposits	565,798	368,636

Total deposits	1,979,219	1,853,536
Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")	620,249	633,054
Securities sold subject to repurchase agreements and funds purchased	151,258	218,549
Other borrowings	119,000	127,500
Cashiers checks issued and payable	11,476	16,057
Borrowers' reserves for taxes and insurance	1,513	1,197
Accrued interest payable	7,861	8,187
Accrued expenses and other liabilities	10,724	14,823

Total liabilities	2,901,300	2,872,903

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 11,937,668 and 10,544,653 shares issued and outstanding	11,938	10,545
Additional paid-in capital	125,006	98,439
Unrealized gains (losses) on investments and ABS available-for-sale, net of deferred income taxes of $(551) and $2,473	1,024	(4,596)
Retained earnings	48,810	61,302

Total shareholders' equity	186,778	165,690

Total liabilities and shareholders' equity	$3,088,078	$3,038,593

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$38,885	$42,224	$78,080	$86,337
ABS	7,786	6,082	15,587	11,306
Investments and cash equivalents	1,030	1,328	2,200	3,813

Total interest income	47,701	49,634	95,867	101,456

Interest expense:
Deposits	11,590	16,778	22,850	35,702
Short-term borrowings	1,546	2,225	3,275	3,711
Long-term borrowings	11,197	10,361	22,985	21,500

Total interest expense	24,333	29,364	49,110	60,913

Net interest income	23,368	20,270	46,757	40,543
Provision for losses on loans and leases	(2,227)	(1,475)	(4,313)	(2,875)

Net interest income after provision for losses on loans and leases	21,141	18,795	42,444	37,668

Other income (expense):
Fees and service charges	4,089	3,270	7,929	6,383
Mortgage banking operations	1,050	1,106	2,356	1,728
Loan servicing fees	320	293	594	585
Net gains on sales of securities	311	0	397	357
Real estate owned operations	(2)	(184)	(194)	(306)
BOLI	881	78	1,702	78
Other noninterest income (expense)	96	6	(210)	6

Total other income	6,745	4,569	12,574	8,831

Operating expenses	19,752	17,557	39,419	35,161

Income before income taxes	8,134	5,807	15,599	11,338
Income tax provision	(2,398)	(2,008)	(4,282)	(3,954)

Net income	$5,736	$3,799	$11,317	$7,384

Income per share—basic	$0.48	$0.35	$0.96	$0.68

Income per share—diluted	$0.47	$0.35	$0.93	$0.68

Weighted average shares outstanding—basic	11,847,004	10,795,714	11,730,685	10,791,465
Weighted average shares outstanding—diluted	12,273,414	10,991,513	12,204,728	10,931,286

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,317	$7,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for losses on loans, leases and real estate owned	4,491	3,103
Stock dividends on FHLB Seattle stock	(1,190)	(1,252)
Net gain on sales of loans, investments and ABS	(2,892)	(1,987)
Other losses (gains)	610	(58)
Change in cash surrender value of BOLI	(1,705)	(78)
Depreciation and amortization	4,615	5,519
Change in:
Accrued interest receivable	488	3,339
Prepaid expenses and other assets	(3,684)	(221)
Cashiers checks issued and payable	(4,581)	(5,126)
Accrued interest payable	1,690	(636)
Accrued expenses and other liabilities	(6,110)	668
Proceeds from sales of loans	134,360	188,376
Real estate loans originated for sale	(131,865)	(186,750)

Net cash provided by (used in) operating activities	5,544	(12,281)

Cash flows from investing activities:
Change in restricted cash	438	625
Loans funded	(726,815)	(397,439)
Loan and lease principal received	654,368	454,313
Purchase of investments	(32,039)	0
Proceeds from maturities of investments	29,929	82,291
Proceeds from sales of available-for-sale investments	1,400	9,953
Purchase of BOLI	(25,000)	(30,000)
Purchase of ABS	(251,906)	(193,487)
Principal payments on ABS	92,759	34,868
Proceeds from sales of ABS	202,131	17,596
Purchase of office properties and equipment	(406)	(1,161)
Improvements and other changes to real estate owned	(830)	370
Proceeds from sales and liquidation of real estate owned	3,950	5,108

Net cash used in investing activities	(52,021)	(16,963)

The accompanying notes are an integral part of the consolidated financial statements.

	Six Months Ended June 30,
	2002	2001
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	106,974	17,365
Proceeds from issuance of certificates of deposit	565,173	311,559
Payments for maturing certificates of deposit	(567,831)	(387,294)
Interest credited to deposits	21,367	36,482
Advances from FHLB Seattle	74,000	49,000
Repayment of FHLB Seattle advances	(86,805)	(44,255)
Net change in securities sold subject to repurchase agreements and funds purchased	(67,291)	20,649
Payments for fractional shares	(21)	0
Repayment of other borrowings	(5,000)	0
Proceeds from exercise of stock options, net of repurchases	672	47
Other	316	(294)

Net cash provided by financing activities	41,554	3,259

Net change in cash and cash equivalents	(4,923)	(1,423)
Cash and cash equivalents, beginning of period	65,654	60,595

Cash and cash equivalents, end of period	$60,731	$59,172

Supplemental disclosures:
Cash paid during the period for:
Interest	$47,780	$62,101
Income taxes	7,868	4,267
Noncash financing and investing activities:
Loans converted into real estate owned	5,354	4,137
Common stock dividend	23,809	0

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Net income	$5,736	$3,799	$11,317	$7,384
Other comprehensive income:
Change in unrealized gains on investments and ABS available-for-sale	8,999	(2,109)	8,644	1,523
Deferred income taxes	(3,149)	738	(3,024)	(533)

Net other comprehensive income (loss)	5,850	(1,371)	5,620	990

Comprehensive income	$11,586	$2,428	$16,937	$8,374

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

3.    Other Borrowings:

        The components of other borrowings are as follows (in thousands):

	June 30, 2002	December 31, 2001
Term note payable(1)	$25,000	$30,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(3)(4)	64,000	64,000
Floating Rate Notes Due 2006(5)	30,000	30,000
Convertible Subordinated Debentures Due 2008(6)	0	3,500

Total other borrowings	$119,000	$127,500

(1)
Sterling has a variable-rate term note with U.S. Bank, N.A. ("U.S. Bank") with a balance of $25.0 million outstanding at June 30, 2002. This note matures on September 17, 2007. Interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.50% (4.35% at June 30,

  2002) and is payable monthly. This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)
Sterling has a $5.0 million revolving line-of-credit with U.S. Bank. This line of credit matures on September 16, 2002. The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% (4.35% at June 30, 2002) and is payable monthly. This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank. At June 30, 2002, no amounts were outstanding under this line.

(3)
Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures ("Junior Subordinated Debentures-I") to Sterling Capital Trust I ("Trust-I"), a Delaware business trust, of which Sterling owns all of the common equity. The sole asset of Trust-I is the Junior Subordinated Debentures-I. Trust-I issued $40.0 million of 9.50% Cumulative Capital Securities ("Trust-I Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I's obligations under the Trust-I Preferred Securities. The Trust-I Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier I capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures-I and related Trust-I Preferred Securities mature in 2027 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The Trust-I Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-I in 2027.

(4)
Sterling has outstanding $24.7 million of 10.25% junior subordinated deferrable interest debentures ("Junior Subordinated Debentures-II") to Sterling Capital Trust II ("Trust-II"), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of Trust-II is the Junior Subordinated Debentures-II. Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities ("Trust-II Preferred Securities") to investors. Sterling's obligations under Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II's obligations under the Trust-II Preferred Securities. The Trust-II Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures-II and related Trust-II Preferred Securities mature in 2031 and are redeemable at the option of Sterling in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. The Trust-II Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-II in 2031.

(5)
Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At June 30, 2002, Sterling could have incurred approximately $21.1 million of additional long-term debt. At June 30, Sterling could have paid up to approximately $22.2 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (4.39% until September 15, 2002) and is adjustable and payable quarterly. The notes mature in 2006 and may be redeemed under certain conditions after June 15, 2002.

(6)
In September 2001, Sterling assumed $3.5 million of 7.50% Convertible Subordinated Debentures due 2008 (the "Debentures") as a result of a business combination. As of May 31, 2002, the holders of all of the Debentures had exercised their right to convert the Debentures into shares of Sterling's Common Stock resulting in the issuance of 228,305 shares of Sterling Common Stock.

4.    Income Per Share:

        The following table presents the basic and diluted income per share computations including the effects of the 10% stock dividend which was paid on May 31, 2002:

	Three Months Ended June 30,
	2002			2001
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount
Basic computations	$5,736,000	11,847,004	$0.48	$3,799,000	10,795,714	$0.35
Effect of dilutive securities:
Common stock options	0	351,145	(0.01)	0	195,799	0.00
Convertible subordinated debt	0	75,265	0.00	0	0	0.00

Diluted computations	$5,736,000	12,273,414	$0.47	$3,799,000	10,991,513	$0.35

Antidilutive options not included in diluted income per share		0			73,700
	Six Months Ended June 30,
	2002			2001
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount
Basic computations	$11,317,000	11,730,685	$0.96	$7,384,000	10,791,465	$0.68
Effect of dilutive securities:
Common stock options	0	322,681	(0.02)	0	139,821	0.00
Convertible subordinated debt	44,000	151,362	(0.01)	0	0	0.00

Diluted computations	$11,361,000	12,204,728	$0.93	$7,384,000	10,931,286	$0.68

Antidilutive options not included in diluted income per share		0			202,400

5.    Operating Expenses:

        The following table details Sterling's components of total operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Employee compensation and benefits	$10,409	$8,207	$21,027	$16,526
Occupancy and equipment	3,154	2,736	6,168	5,523
Depreciation	1,060	1,135	2,126	2,254
Amortization of goodwill	0	963	0	1,933
Amortization of identifiable intangible assets	261	383	644	766
Advertising	867	764	1,497	1,217
Data processing	1,504	1,319	3,029	2,658
Insurance	166	189	272	370
Legal and accounting	450	339	858	751
Travel and entertainment	597	446	1,049	830
Goodwill litigation costs	225	255	520	515
Other	1,059	821	2,229	1,818

Total operating expenses	$19,752	$17,557	$39,419	$35,161

6.    Business Segments:

        Sterling has identified its business segments as residential loan production and commercial real estate production.

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

        Sterling also operates commercial real estate loan production offices primarily in the Spokane and Seattle, Washington; and Portland, Oregon metropolitan areas through its subsidiary INTERVEST—Mortgage Investment Company. Commercial real estate mortgage banking operations include revenues from sales of commercial real estate loans and participation interests in commercial real estate loans, loan fees and servicing fees.

        The following summarizes certain financial information regarding Sterling's segments and provides a reconciliation to the amounts reported in the consolidated financial statements:

		Mortgage Banking Operations
	Banking Operations	Residential	Commercial Real Estate	Total
	(Dollars in thousands)
As of and for the three months ended June 30, 2002:
Interest income	$44,720	$1,810	$1,171	$47,701
Other fee income	3,669	245	175	4,089
Gains on sales of loans	0	545	85	630
Expenses	17,618	1,659	475	19,752
Income before taxes	5,842	1,239	1,053	8,134
Total assets	3,059,516	13,669	14,893	3,088,078
As of and for the three months ended June 30, 2001:
Interest income	$47,048	$1,476	$1,110	$49,634
Other fee income	3,076	90	104	3,270
Gains on sales of loans	570	288	54	912
Expenses	16,178	965	414	17,557
Income before taxes	3,810	1,071	926	5,807
Total assets	2,638,983	8,642	11,623	2,659,248
As of and for the six months ended June 30, 2002:
Interest income	$90,232	$3,359	$2,276	$95,867
Other fee income	7,168	480	281	7,929
Gains on sales of loans	0	1,019	576	1,595
Expenses	35,017	3,347	1,055	39,419
Income before taxes	11,088	2,216	2,295	15,599
Total assets	3,059,516	13,669	14,893	3,088,078
As of and for the six months ended June 30, 2001:
Interest income	$96,495	$2,963	$1,998	$101,456
Other fee income	5,926	138	319	6,383
Gains on sales of loans	570	475	226	1,271
Expenses	32,264	1,938	959	35,161
Income before taxes	7,510	2,084	1,743	11,337
Total assets	2,638,983	8,642	11,623	2,659,248

        Sterling adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under recently adopted Derivatives Implementation Group Statement 133 Implementation Issue C13, "Scope Exceptions: When a Loan Commitment Is Included in the Scope of Statement 133," Sterling must apply Statement 133 to interest rate lock agreements related to the origination or acquisition of mortgage loans that will be held for resale beginning in July 2002. The recognition of loan commitments related to the origination or acquisition of mortgage loans held for resale may accelerate the recognition of some of the gain or loss on the sale of mortgage loans held for resale. Sterling estimates that the effect of adopting this guidance will increase its assets and liabilities by approximately $4.0 million.

7.    Goodwill and Intangible Assets:

        In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually. If goodwill is found to be impaired, it will be written down to its fair market value. Sterling adopted SFAS No. 142 on January 1, 2002. Sterling tested the amortized balance of goodwill and determined that no impairment existed as of June 30, 2002. The net effect of adopting this accounting standard was to increase net income by $717,000 or $0.06 per diluted share for the quarter ended June 30, 2002. For the six months ended June 30, 2002, the increase to net income was $1.4 million or $0.11 per diluted share.

        In May 2002, the FASB issued a Proposed Statement of Financial Accounting Standards, "Acquisition of Certain Financial Institutions, an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9" (the ED). While the ED provides guidance that management believes is consistent with Sterling's adoption of SFAS No. 142 and subsequent discontinuation of the amortization of goodwill, the final statement, if changed from the ED, could alter the treatment adopted by Sterling and require a continuation of amortization, which would have the effect of increasing annual expenses by approximately $3.8 million, resulting in a decrease in net income.

        In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to the prior year is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Reported net income	$5,736	$3,799	$11,317	$7,384
Add back: goodwill amortization, net of tax	0	626	0	1,256

Total	$5,736	$4,425	$11,317	$8,640

Basic earnings per share
Reported net income	$0.48	$0.35	$0.96	$0.68
Goodwill amortization	0.00	0.05	0.00	0.11

Adjusted earnings per share	$0.48	$0.40	$0.96	$0.79

Diluted earnings per share:
Reported net income	$0.47	$0.35	$0.93	$0.68
Goodwill amortization	0.00	0.05	0.00	0.11

Adjusted earnings per share	$0.47	$0.40	$0.93	$0.79

8.    Other Accounting Policies:

        In August 2001, the FASB approved for issuance Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The adoption of SFAS No. 144 did not have a material effect on Sterling's consolidated financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on Sterling's consolidated financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

Comparison of the Three and Six Months Ended June 30, 2002 and 2001

        This report contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements because of numerous possible risks and uncertainties. These include but are not limited to: the possibility of adverse economic developments which may, among other things, increase default and delinquency risks in Sterling's loan portfolios; shifts in interest rates which may result in lower interest rate margins; shifts in the demand for Sterling's loan and other products; lower than expected revenue or cost savings in connection with acquisitions; changes in accounting policies; changes in the monetary and fiscal policies of the federal government; changes in laws, regulations and the competitive environment. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling's current annual report on Form 10-K.

General

        Sterling Financial Corporation ("Sterling") is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank. The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage Company ("Action Mortgage"), INTERVEST—Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial").

        Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. With $3.09 billion in total assets at June 30, 2002, Sterling attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

        On May 31, 2002, Sterling paid a 10% stock dividend to shareholders of record at May 3, 2002. As a result, Sterling issued 1,084,646 shares of common stock.

        Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling's revenues are derived primarily from interest earned on loans, investments and asset-backed securities ("ABS"), from fees and service charges and from mortgage banking operations. The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities: the Office of Thrift Supervision ("OTS"); the FDIC and the State of Washington Department of Financial Institutions ("Washington Supervisor").

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

Critical Accounting Policies

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the valuation of our goodwill and other intangibles, the determination of our allowance for loan losses, the valuation of investments, the valuation of and accounting for stock options and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis, in the Consolidated Financial Statements included herein, and in the "Summary of Significant Accounting Policies" presented in Sterling's current annual report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Results of Operations

        Overview.    Sterling recorded net income of $5.7 million, or $0.47 per diluted share, for the three months ended June 30, 2002, compared with net income of $3.8 million, or $0.35 per diluted share, for the three months ended June 30, 2001. Sterling recorded net income of $11.3 million, or $0.93 per diluted share, for the six months ended June 30, 2002. This compares with net income of $7.4 million, or $0.68 per diluted share, for the six months ended June 30, 2001. The increase in net income for both periods reflected an increase in other income, net interest income and a discontinuation of the amortization of goodwill.

        The annualized return on average assets was 0.75% and 0.57% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the annualized return on average assets was 0.75% and 0.56%, respectively. The increases in the ratios were primarily due to the increase in other income.

        The annualized return on average equity was 13.0% and 10.2% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the annualized return on average equity was 13.2% and 10.2%, respectively. The increases in the ratios were primarily due to the increase in net income.

        Net Interest Income.    The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended June 30, 2002 and 2001, NII was $23.4 million and $20.3 million, respectively, representing an increase of 15.3%. During the six months ended June 30, 2002 and 2001, NII was $46.8 million and $40.5 million, respectively, an increase of 15.3%.

        Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The increase in NII during the three and six months ended June 30, 2002, compared to the same periods in 2001, was primarily due to an approximate 15% increase in the volume of average interest-earning assets and to a significant decrease in the cost of funds.

        During the three months ended June 30, 2002 and 2001, the volume of average interest-earning assets was $2.86 billion and $2.49 billion, respectively. For the three months ended June 30, 2002, average loans increased by $163.3 million, while average investments and ABS increased by $201.9 million over the same period in 2001. Net interest spread during these periods was 3.28% and 3.22%, respectively. The net interest margin for the three months ended June 30, 2002 and 2001 was 3.28% and 3.27%, respectively. Net interest spread increased due to a sharper decrease in the cost of funds relative to the yields on average interest-earning assets. Sterling has been asset-sensitive in preparation for the Federal Reserve raising interest rates, which resulted in a slight margin compression during the current quarter.

        During the six months ended June 30, 2002 and 2001, the volume of average interest-earnings assets was $2.85 billion and $2.49 billion, respectively. Net interest spread during these periods was 3.30% and 3.25%, respectively. The net interest margin for the six months ended June 30, 2002 and 2001 was 3.30% and 3.28%, respectively. The increase in the net interest spread for the six months ended June 30, 2002, compared with the same period in 2001, was primarily due to a sharper decrease in the cost of funds relative to the yields on average interest-earning assets.

        Provision for Losses on Loans and Leases.    Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors including historical loss trends, trends in classified assets, trends in delinquency and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

        Sterling recorded provisions for losses on loans and leases of $2.2 million and $1.5 million for the three months ended June 30, 2002 and 2001, respectively. Sterling recorded provisions for losses on loans of $4.3 million and $2.9 million for the six months ended June 30, 2002 and 2001. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans and leases will continue to increase, reflecting Sterling's strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

        The following table summarizes loan and lease loss allowance activity for the periods indicated.

	2002	2001
	(Dollars in thousands)
Allowance for losses on loans and leases:
Balance at January 1:	$20,599	$16,740
Quarter ended March 31:
Provision for losses on loans and leases	2,086	1,400
Amounts written off net of recoveries and other	(1,370)	(1,076)

Balance at March 31	21,315	17,064
Quarter ended June 30:
Provision for losses on loans and leases	2,227	1,475
Amounts written off net of recoveries and other	(2,007)	(797)

Balance at June 30	$21,535	$17,742

        At June 30, 2002, Sterling's total classified assets were $67.6 million, compared with $29.3 million at June 30, 2001. Total nonperforming loans and leases were $28.9 million at June 30, 2002, compared with $13.5 million at June 30, 2001. The increase in nonperforming loans and leases and classified assets was primarily attributable to the nonperforming loans, leases and classified assets acquired in the business combination with Source Capital Corporation. At June 30, 2002, Sterling's loan and lease delinquency rate (60 days or more) as a percentage of total loans and leases was 1.09%, compared with 0.54% at June 30, 2001. Excluding delinquent Source Capital loans, the delinquency ratio at June 30, 2002 would have been 0.74%.

        The delinquency ratio, even without the Source Capital assets, has increased over the prior year's comparable quarter. This increase reflects both the continuing change in Sterling's loan mix to a greater emphasis on commercial and consumer loans and the low level of economic activity in the region. Management believes that Sterling's emphasis on originating higher-risk commercial real estate, construction, business banking and consumer loans is appropriate and will endeavor to maintain asset quality at acceptable levels.

        Other Income.    Other income was $6.7 million and $4.6 million for the three months ended June 30, 2002 and 2001, respectively. The increase for the three months ended June 30, 2002, compared with the three months ended June 30, 2001 was primarily due to increases in fee structures for service charges and an increase in the cash surrender value of BOLI. For the six months ended June 30, 2002, other income was $12.6 million compared with $8.8 million for the six months ended June 30, 2001. Also included in other income for the three months ended June 30, 2002 was a $311,000 gain on the sale of securities.

        The increase in income from mortgage banking operations for the six months ended June 30, 2002 compared to the same period in 2001, was primarily due to increased refinancing activity and loan sales. The following table summarizes loan originations and sales of loans for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in millions)
Originations of one- to four-family permanent mortgage loans	$58.0	$45.1	$116.1	$71.2
Sales of residential loans	37.7	135.8	72.4	148.5
Sales of commercial real estate loans	5.5	9.0	59.5	38.2
Principal balances of mortgage loans serviced for others	383.0	321.5	383.0	321.5

        Operating Expenses.    Operating expenses were $19.8 million and $17.6 million for the three months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002 and 2001, operating expenses were $39.4 million and $35.2 million, respectively. The higher level of operating expenses was primarily a result of expanded staffing in Sterling's branch delivery network, an increase in employee benefits, data processing and increased occupancy costs.

        Employee compensation and benefits were $10.4 million and $8.2 million for the three months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002 and 2001, employee compensation and benefits were $21.0 million and $16.5 million, respectively. The employee costs reflected increased mortgage banking staff and additional staff for Sterling's cash management operations and Portland Corporate Banking Center. At June 30, 2002, full-time-equivalent employees were 944, compared with 837 at June 30, 2001.

        Data processing expense was $1.5 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002 and 2001, data processing expense was $3.0 million and $2.7 million, respectively. The increase in both periods was primarily due to an increase in costs associated with a higher volume of transaction accounts.

        Goodwill litigation expenses were $225,000 and $255,000 for the three months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002 and 2001, goodwill litigation expenses were $520,000 and $515,000, respectively. The increase primarily reflected the completion of the fact discovery phase and commencement of the expert discovery phase of Sterling's goodwill litigation. Because of the increased level of effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

        Amortization of goodwill was $0 and $963,000 for the three months ended at June 30, 2002 and 2001, respectively, reflecting the cessation of goodwill amortization. For the six months ended June 30, 2002 and 2001, respectively, amortization of goodwill was $0 and $1.9 million. With Sterling's adoption of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested annually for impairment. See Note 7 of "Notes to Consolidated Financial Statements."

        Income Tax Provision.    Sterling recorded federal and state income tax provisions of $2.4 million and $2.0 million for the three months ended June 30, 2002 and 2001, respectively. Tax provisions were $4.3 million and $4.0 million for the six months ended June 30, 2002 and 2001, respectively. The income tax provision for the three months ended June 30, 2002, is reflective of earnings and an effective tax rate of 29%, compared to an effective tax rate of 35% for the three months ended June 30, 2001. The decrease in the effective tax rate for the three months ended June 30, 2002 is due to the tax effect of (1) the change in the cash surrender value of BOLI which is excluded from taxable earnings, (2) the tax treatment relating to certain discounts of the Source Capital acquisition and (3) tax-exempt municipal bond interest.

Financial Position

        Assets.    At June 30, 2002, Sterling's assets were $3.09 billion, up $50.0 million from $3.04 billion at December 31, 2001.

        Investments and ABS.    Sterling's investment and ABS portfolio at June 30, 2002 was $658.1 million, a decrease of $35.9 million from the December 31, 2001 balance of $694.0 million. The decrease was primarily due to principal payments on ABS and sales of investments and ABS.

        Loans and Leases Receivable.    At June 30, 2002, gross loans and leases receivable were $2.20 billion, up $63.9 million from $2.13 billion at December 31, 2001. The increase was primarily due to increases in loan originations, primarily in business banking, commercial real estate and consumer lending. During the three months ended June 30, 2002, total loan originations were $450.9 million compared with $384.5 million for the prior year's comparable quarter. Approximately 84% of these were construction, business banking and consumer loans. During the six months ended June 30, 2002 and 2001, total loan originations were $806.6 million and $620.3 million, respectively, approximately 80% of which were construction, business banking and consumer loans.

        The following table sets forth the composition of Sterling's loan and lease portfolio at the dates indicated. Loan and lease balances exclude deferred loan and lease origination costs and fees and allowances for loan and lease losses.

	June 30, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$335,080	15.2	$315,242	14.8
Multifamily real estate	155,257	7.1	155,250	7.3
Commercial real estate	424,763	19.3	439,519	20.6
Real estate construction	420,549	19.1	395,915	18.5
Consumer—direct	251,282	11.4	244,097	11.4
Consumer—indirect	43,622	2.0	63,822	3.0
Business banking	566,036	25.7	515,587	24.2
Commercial leases receivable	4,222	0.2	5,279	0.2

Gross loans and leases receivable	$2,200,811	100.0	$2,134,711	100.0

Weighted average yield at end of period	7.16%		7.30%

        The following table sets forth Sterling's loan originations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
	(Dollars in thousands)
Residential real estate	$57,970	$45,068	28.6	$116,127	$71,233	63.0
Multifamily real estate	4,140	3,150	31.4	17,808	11,036	61.4
Commercial real estate	9,410	40,821	(76.9)	31,725	68,909	(54.0)
Real estate construction	169,742	137,651	23.3	285,693	223,009	28.1
Consumer—direct	36,790	31,191	18.0	75,980	51,932	46.3
Consumer—indirect	16,042	15,429	4.0	33,286	29,884	11.4
Business banking	156,844	111,161	41.1	246,029	164,273	49.8

Total loans originated	$450,938	$384,471	17.3	$806,648	$620,276	30.0

        BOLI and All Other Assets.    BOLI and other assets increased to $87.0 million at June 30, 2002 from $60.5 million at December 31, 2001. The increase was primarily due to the purchase of $25.0 million in BOLI at the beginning of the year.

        Deposits.    Total deposits increased $125.7 million to $1.98 billion at June 30, 2002 from $1.85 billion at December 31, 2001, primarily due to increases in noninterest and NOW checking accounts.

        The following table sets forth the composition of Sterling's deposits at the dates indicated.

	June 30, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit	$1,077,247	54.4	$1,062,241	57.3
Savings and money market	336,174	17.0	422,659	22.8
NOW checking	362,362	18.3	227,982	12.3
Noninterest checking	203,436	10.3	140,654	7.6

Total deposits	$1,979,219	100.0	$1,853,536	100.0

Annualized cost of deposits	2.39%		2.75%

        Borrowings.    Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle ("FHLB Seattle"), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. At June 30, 2002, the total of such borrowings was $890.5 million, compared with $979.1 million at December 31, 2001, a decrease of $88.6 million. See "Liquidity and Sources of Funds."

Asset and Liability Management

        The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV"), or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling's adjustable rate mortgages are indexed to the one-year or five-year U.S. Treasury index or fixed-rate LIBOR swaps curve. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's earnings. Currently, Sterling's interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more rapidly, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

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

	June 30, 2002			December 31, 2001
Change in Interest Rate in Basis Points (Rate Shock)	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV	NPV	Ratio of NPV to the Present Value of Total Assets	% Change in NPV
	(Dollars in thousands)
+300	$67,610	2.30	(46.7)	$28,769	1.00	(72.7)
+200	87,840	2.95	(30.7)	55,326	1.89	(47.5)
+100	110,976	3.66	(12.4)	75,598	2.55	(28.3)
Static	126,739	4.12	N/A	105,406	3.48	N/A
-100	130,718	4.20	3.1	125,865	4.10	19.4
-200	121,999	3.89	(3.7)	117,709	3.80	11.7
-300	120,158	3.81	(5.2)	120,002	3.85	13.8

        At June 30, 2002, Sterling calculated that its NPV was $126.7 million and that its NPV would decrease by 30.7% and 46.7% if interest rate levels generally were to increase by 2% and 3%, respectively. This compares with an NPV of $105.4 million at December 31, 2001, which would decline by 47.5% and 72.7% if interest rates generally were to increase by 2% and 3%, respectively.

        Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be positive 2.7% and negative 4.3% at June 30, 2002 and 2001, respectively. Sterling calculated its three-year gap positions to be positive 3.8% and negative 1.1% at June 30, 2002 and 2001, respectively. The changes in the gap positions were primarily due to the shortening of asset maturities and extending liability maturities. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At June 30, 2002, Sterling's gap positions were within limits established by its Board of Directors.

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

Liquidity and Sources of Funds

        As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $1.98 billion at June 30, 2002 from $1.85 billion at December 31, 2001, primarily due to an increase in checking deposits. The net increase in deposits was primarily used to fund loans, purchase ABS and pay down other borrowings. At June 30, 2002 and December 31, 2001, securities sold subject to repurchase agreements were $148.5 million and $218.5 million, respectively. These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

        During the six months ended June 30, 2002, cash used in investing activities consisted primarily of the funding of loans and the purchase of ABS. The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the same period, cash provided by investing activities consisted primarily of principal payments on loans and proceeds from sales of ABS. During the six months ended June 30, 2002, cash provided by operating activities consisted primarily of proceeds from sales of loans.

        Sterling Savings Bank's credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements. At June 30, 2002, this credit line represented a total borrowing capacity of $939.0 million, of which $318.8 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At June 30, 2002, Sterling Savings Bank had $148.5 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $207.2 million.

        Sterling, on a parent company-only basis, had cash and other resources of approximately $8.8 million and a revolving line of credit from U.S. Bank of $5.0 million at June 30, 2002 with no funds drawn on this line of credit. This line of credit as well as a $25.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank. See Note 3 of "Notes to Consolidated Financial Statements."

        At June 30, 2002 and December 31, 2001, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank. At June 30, 2002 and December 31, 2001, Sterling had an investment in the Common Stock of Sterling Savings Bank of $106.2 million. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $5.8 million during the six months ended June 30, 2002. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS. See Note 3 of "Notes to Consolidated Financial Statements."

        OTS regulations require savings institutions such as Sterling Savings Bank to maintain sufficient liquidity to ensure safe and sound operations. At June 30, 2002 and December 31, 2001, Sterling Savings Bank's liquidity ratio was 3.7% and 3.6%, respectively. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and ABS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

        Sterling's total shareholders' equity was $186.8 million at June 30, 2002 compared with $165.7 million at December 31, 2001. The increase in total shareholders' equity was primarily due to the increase in net income and the conversion of the 7.50% Convertible Subordinated Debentures to common equity. Shareholders' equity was 6.0% of total assets at June 30, 2002 compared with 5.5% at December 31, 2001.

        At June 30, 2002, Sterling had an unrealized gain of $1.0 million, net of related income taxes, on investments and ABS classified as available for sale. At December 31, 2001, Sterling had an unrealized loss of $4.6 million, net of related income taxes, on investments and ABS classified as available for sale.

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

        In September 2001, Sterling assumed $3.5 million of 7.50% Convertible Subordinated Debentures due 2008 (the "Debentures") as a result of a business combination. The holders of all of the Debentures exercised their right to convert the Debentures into shares of Sterling's Common Stock. As of May 1, 2002, the Debentures had been converted into 228,305 shares of Sterling Common Stock.

        Sterling anticipates total capital expenditures of approximately $6.3 million for the remainder of the year ending December 31, 2002. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling continually explores opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

        Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2002, Sterling Savings Bank exceeded all such regulatory capital requirements for well-capitalized institutions.

Goodwill Litigation

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

        Sterling's Goodwill Litigation, which had been stayed for almost ten years, has completed the fact discovery phase. Recently, the expert witness discovery phase of the case commenced. During this phase, Sterling will present to the Court of Federal Claims Sterling's experts' damages calculations. Although it is impossible to accurately predict when this effort will be concluded, management anticipates that the expert witness discovery stage will be completed by the end of 2002 and that, thereafter, Sterling's case will be scheduled for trial in the ensuing one or two years. Because of the increased level of effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

New Accounting Policies

        In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually. If goodwill is found to be impaired, it will be written down to its fair market value. Sterling adopted SFAS No. 142 on January 1, 2002. Sterling tested the amortized balance of goodwill and determined that no impairment existed as of June 30, 2002. The net effect of adopting this accounting standard was to increase net income by $717,000 or $0.06 per diluted share for the quarter ended June 30, 2002. For the six months ended June 30, 2002, the increase to net income was $1.4 million or $0.11 per diluted share.

        In May 2002, the FASB issued a Proposed Statement of Financial Accounting Standards, "Acquisition of Certain Financial Institutions, an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9" (the ED). While the ED provides guidance that management believes is consistent with Sterling's adoption of SFAS No. 142 and subsequent discontinuation of the amortization of goodwill, the final statement, if changed from the ED, could alter the treatment adopted by Sterling and require a continuation of amortization, which would have the effect of increasing annual expenses by approximately $3.8 million, resulting in a decrease in net income.

        In August 2001, the FASB approved for issuance Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The adoption of SFAS No. 144 did not have a material effect on Sterling's consolidated financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on Sterling's consolidated financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

        In July 2002, the Sarbanes-Oxley Act of 2002 (the "SOA") was enacted. The SOA overhauls corporate governance and auditing rules with the intent of protecting investors by improving the accuracy and reliability of corporate disclosures. The SOA, among other things, demands greater independence of audit functions and requires the chief executive officer and chief financial officer of public companies to certify their company's financial statements filed with the SEC. The SOA also requires enhanced financial disclosures regarding off-balance sheet transactions and relationships, generally prohibits a corporation from making loans to corporate executives and reduces the mandatory period for principal stockholders or senior executives to disclose changes in ownership of securities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        For a discussion of Sterling's market risks, see "Management's Discussion and Analysis—Asset and Liability Management."

PART II—Other Information

Item 1—Legal Proceedings

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

Item 2—Changes in Securities and Use of Proceeds

        On May 31, 2002, Sterling issued 228,305 shares of its Common Stock to the holders of its 7.5% Convertible Subordinated Debentures due 2008 (the "Debentures"). The shares of Common Stock were issued on the conversion of all of the outstanding Debentures in the aggregate principal amount of $3.5 million. Sterling assumed the Debentures as a result of the merger of Source Capital Corporation into Sterling on September 30, 2001. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange and no underwriters were involved in the transaction. Sterling claims the exemption from registration available under Section 3(a)(9) of the Securities Act of 1933 for the shares of its Common Stock issued upon the conversion of the Debentures described under this Item 2.

Item 3—Defaults Upon Senior Securities

        Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

        Sterling's Annual Meeting of Shareholders ("the Meeting") was held on April 23, 2002. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

  (1)
  Elect three Directors to serve for the following terms:

    Terms expiring in the year 2005:

Harold B. Gilkey	Votes for: 8,857,914	Withheld: 111,354
Thomas H. Boone	Votes for: 8,848,066	Withheld: 121,202
Robert E. Meyers	Votes for: 8,842,915	Withheld: 126,353
Approximate Broker Non-votes: 0
  (2)
  Ratify the appointment of BDO Seidman L.L.P. as independent public accountants for the year ending December 31, 2002 and any interim periods. The proposal received the following votes:

For:	8,923,112	Against: 23,764
Abstain:	22,392	Approximate Broker Non-votes: 0

Item 5—Other Information

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Exhibit
	3.1	Restated Articles of Incorporation of Registrant and Articles of Amendment of Restated Articles of Incorporation. Filed as Exhibits 3.1 and 3.2, respectively, to Registrant's Form S-4 dated November 7, 1994 and incorporated by reference herein.
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
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
	99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
(b)	Reports on Form 8-K. During the quarter ended June 30, 2002, there were no reports filed on Form 8-K.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION (Registrant)
August 13, 2002 Date	By:	/s/ DANIEL G. BYRNE Daniel G. Byrne Senior Vice President—Finance, Assistant Secretary, and Principal Financial Officer
August 13, 2002 Date	By:	/s/ WILLIAM R. BASOM William R. Basom Vice President, Treasurer, and Principal Accounting Officer

QuickLinks

STERLING FINANCIAL CORPORATION FORM 10-Q For the Quarter Ended June 30, 2002 TABLE OF CONTENTS
PART I—Financial Information
STERLING FINANCIAL CORPORATION Consolidated Balance Sheets (Unaudited)
STERLING FINANCIAL CORPORATION Consolidated Statements of Income (Unaudited)
STERLING FINANCIAL CORPORATION Consolidated Statements of Cash Flows (Unaudited)
STERLING FINANCIAL CORPORATION Consolidated Statements of Comprehensive Income (Unaudited)
STERLING FINANCIAL CORPORATION Notes to Consolidated Financial Statements
STERLING FINANCIAL CORPORATION Comparison of the Three and Six Months Ended June 30, 2002 and 2001
PART II—Other Information
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
Signatures