Form 10-Q
period 2002-09-30
STERLING FINANCIAL CORP /WA/
filed 2002-11-15
CIK 891106

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2002
Common Stock ($1.00 par value)	11,958,948

STERLING FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2002

PART I—Financial Information

Item 1—Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$34	$3,938
Non-interest bearing and vault	69,156	61,716
Restricted	1,818	1,527
Investments and asset-backed securities ("ABS"):
Available for sale	803,784	686,995
Held to maturity	6,667	7,053
Loans and leases receivable, net	2,243,164	2,109,479
Loans held for sale	18,616	12,077
Accrued interest receivable	15,472	15,302
Real estate owned, net	5,336	2,982
Office properties and equipment, net	47,347	48,305
Goodwill, net	43,977	43,977
Mortgage servicing rights, net	1,789	1,638
Bank-owned life insurance ("BOLI")	58,543	30,988
Prepaid expenses and other assets, net	13,872	12,616

Total assets	$3,329,575	$3,038,593

LIABILITIES:
Transaction deposits	626,037	368,636
Savings and money market deposits	328,741	422,659
Certificates of deposit	1,063,646	1,062,241

Total deposits	2,018,424	1,853,536
Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")	738,086	633,054
Securities sold subject to repurchase agreements and funds purchased	221,960	218,549
Other borrowings	119,000	127,500
Cashiers checks issued and payable	14,016	16,057
Borrowers' reserves for taxes and insurance	2,580	1,197
Accrued interest payable	7,577	8,187
Accrued expenses and other liabilities	11,454	14,823

Total liabilities	3,133,097	2,872,903

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 11,957,448 and 10,544,653 shares issued and outstanding	11,957	10,545
Additional paid-in capital	125,166	98,439
Unrealized gains (losses) on investments and ABS available-for-sale, net of deferred income taxes of $(2,834) and $2,473	3,916	(4,596)
Retained earnings	55,439	61,302

Total shareholders' equity	196,478	165,690

Total liabilities and shareholders' equity	$3,329,575	$3,038,593

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$40,260	$39,714	$118,340	$126,050
ABS	8,797	8,617	24,384	19,924
Investments and cash equivalents	1,052	1,361	3,252	5,174

Total interest income	50,109	49,692	145,976	151,148

Interest expense:
Deposits	11,175	15,347	34,025	51,049
Short-term borrowings	2,144	2,390	5,419	6,100
Long-term borrowings	10,926	11,350	33,911	32,851

Total interest expense	24,245	29,087	73,355	90,000

Net interest income	25,864	20,605	72,621	61,148
Provision for losses on loans and leases	(3,277)	(1,525)	(7,590)	(4,400)

Net interest income after provision	22,587	19,080	65,031	56,748

Other income (expense):
Fees and service charges	4,352	3,416	12,281	9,799
Mortgage banking operations	1,307	723	3,663	2,451
Loan servicing fees	271	314	865	899
Net gains on sales of securities	1,399	1,072	1,796	1,429
Real estate owned operations	(8)	(138)	(202)	(445)
BOLI	731	454	2,433	532
Other noninterest income (expense)	15	(99)	(195)	(93)

Total other income	8,067	5,742	20,641	14,572

Operating expenses	21,119	18,757	60,538	53,918

Income before income taxes	9,535	6,065	25,134	17,402
Income tax provision	(2,906)	(1,994)	(7,188)	(5,947)

Net income	$6,629	$4,071	$17,946	$11,455

Income per share—basic	$0.55	$0.34	$1.52	$0.96

Income per share—diluted	$0.54	$0.33	$1.47	$0.95

Weighted average shares outstanding—basic	11,950,633	11,913,571	11,804,806	11,885,089
Weighted average shares outstanding—diluted	12,243,940	12,174,789	12,208,035	12,065,541

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$17,946	$11,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provisions for losses on loans, leases and real estate owned	7,828	4,734
Stock dividends on FHLB Seattle stock	(1,808)	(3,468)
Net gain on sales of loans, investments and ABS	(5,074)	(1,928)
Other losses (gains)	491	(95)
Change in cash surrender value of BOLI	(2,555)	(532)
Depreciation and amortization	8,276	9,243
Change in:
Accrued interest receivable	(170)	1,354
Prepaid expenses and other assets	(6,633)	(2,042)
Cashiers checks issued and payable	(2,041)	(1,028)
Accrued interest payable	(159)	(1,510)
Accrued expenses and other liabilities	(3,815)	5,920
Proceeds from sales of loans	184,406	220,680
Real estate loans originated for sale	(181,128)	(218,642)

Net cash provided by operating activities	15,564	24,141

Cash flows from investing activities:
Change in restricted cash	(290)	(258)
Loans funded	(1,140,121)	(730,809)
Loan and lease principal received	984,737	722,201
Purchase of investments	(32,039)	(24)
Proceeds from maturities of investments	29,929	82,396
Proceeds from sales of available-for-sale investments	1,410	9,953
Purchase of BOLI	(25,000)	(30,000)
Cash and cash equivalents acquired as part of acquisitions	0	1,498
Purchase of ABS	(592,031)	(520,428)
Principal payments on ABS	142,560	74,066
Proceeds from sales of ABS	345,290	143,240
Purchase of office properties and equipment	(2,216)	(1,797)
Improvements and other changes to real estate owned	(866)	180
Proceeds from sales and liquidation of real estate owned	6,065	7,158

Net cash used in investing activities	(282,572)	(242,624)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$157,785	$67,803
Proceeds from issuance of certificates of deposit	858,652	530,261
Payments for maturing certificates of deposit	(884,527)	(630,166)
Interest credited to deposits	32,978	52,980
Advances from FHLB Seattle	221,875	184,000
Repayment of FHLB Seattle advances	(116,843)	(76,031)
Net change in securities sold subject to repurchase agreements and funds purchased	3,410	81,174
Payments for fractional shares	(19)	0
Proceeds from other borrowings	0	54,000
Repayment of other borrowings	(5,000)	(40,000)
Proceeds from exercise of stock options, net of repurchases	851	78
Other	1,382	690

Net cash provided by financing activities	270,544	224,789

Net change in cash and cash equivalents	3,536	6,306
Cash and cash equivalents, beginning of period	65,654	60,595

Cash and cash equivalents, end of period	$69,190	$66,901

Supplemental disclosures:
Cash paid during the period for:
Interest	$49,629	$88,292
Income taxes	8,798	4,377
Noncash financing and investing activities:
Loans converted into real estate owned	7,570	4,722
Common stock issued upon business combination	0	9,141
Common stock dividend	23,809	12,837

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Net income	$6,629	$4,071	$17,946	$11,455
Other comprehensive income:
Change in net unrealized gains/losses on investments and ABS available-for-sale	4,450	9,283	13,094	10,806
Deferred income taxes	(1,558)	(3,249)	(4,582)	(3,782)

Net other comprehensive income	2,892	6,034	8,512	7,024

Comprehensive income	$9,521	$10,105	$26,458	$18,479

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

3.    Other Borrowings:

        The components of other borrowings are as follows (in thousands):

	September 30, 2002	December 31, 2001
Term note payable(1)	$25,000	$30,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(3)(4)	64,000	64,000
Floating Rate Notes Due 2006(5)	30,000	30,000
Convertible Subordinated Debentures Due 2008	0	3,500

Total other borrowings	$119,000	$127,500

(1)
Sterling has a variable-rate term note with U.S. Bank, N.A. ("U.S. Bank") with a balance of $25.0 million outstanding at September 30, 2002. This note matures on September 17, 2007. Interest accrues at the 30-day London Interbank Offering Rate ("LIBOR") plus 2.50% (4.32%) and is payable monthly. This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)
Sterling has a $5.0 million revolving line-of-credit with U.S. Bank. This line of credit matures on September 15, 2003. The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% (4.32%) and is payable monthly. This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank. At September 30, 2002, no amounts were outstanding under this line.

(3)
Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures ("Junior Subordinated Debentures-I") to Sterling Capital Trust I ("Trust-I"), a Delaware business trust, of which Sterling owns all of the common equity. The sole asset of Trust-I is the Junior Subordinated Debentures-I. Trust-I issued $40.0 million of 9.50% Cumulative Capital Securities ("Trust-I Preferred Securities") to investors. Sterling's obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I's obligations under the Trust-I Preferred Securities. The Trust-I Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier I capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures-I and related Trust-I Preferred Securities mature in 2027 and are redeemable at the option of Sterling under certain conditions. The Trust-I Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-I in 2027.

(4)
Sterling has outstanding $24.7 million of 10.25% junior subordinated deferrable interest debentures ("Junior Subordinated Debentures-II") to Sterling Capital Trust II ("Trust-II"), a Delaware business trust, in which Sterling owns all of the common equity. The sole asset of Trust-II is the Junior Subordinated Debentures-II. Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities ("Trust-II Preferred Securities") to investors. Sterling's obligations under Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II's obligations under the Trust-II Preferred Securities. The Trust-II Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company. The Junior Subordinated Debentures-II and related Trust-II Preferred Securities mature in 2031 and are redeemable at the option of Sterling under certain conditions. The Trust-II Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-II in 2031.

(5)
Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness. Under terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made. At September 30, 2002, Sterling could have incurred approximately $28.4 million of additional long-term debt. At September 30, Sterling could have paid up to approximately $24.4 million in additional dividends. Interest accrues at the 90-day LIBOR plus 2.50% (4.32%) and is adjustable and payable quarterly. The notes mature in 2006 and may be redeemed under certain conditions.

4.    Income Per Share:

        The following table presents the basic and diluted income per share computations including the effects of the 10% stock dividends which were paid in both November 2001 and May 2002:

	Three Months Ended September 30,
	2002			2001
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount
Basic computations	$6,629,000	11,950,633	$0.55	$4,071,000	11,913,571	$0.34
Effect of dilutive securities:
Common stock options	0	293,307	(0.01)	0	258,215	(0.01)
Convertible subordinated debt	0	0	0.00	0	3,003	0.00

Diluted computations	$6,629,000	12,243,940	$0.54	$4,071,000	12,174,789	$0.33

Antidilutive options not included in diluted income per share		0			101,190

	Nine Months Ended September 30,
	2002			2001
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount
Basic computations	$17,946,000	11,804,806	$1.52	$11,455,000	11,885,089	$0.96
Effect of dilutive securities:
Common stock options	0	302,875	(0.04)	0	179,440	(0.01)
Convertible subordinated debt	43,000	100,354	(0.01)	0	1,012	0.00

Diluted computations	$17,989,000	12,208,035	$1.47	$11,455,000	12,065,541	$0.95

Antidilutive options not included in diluted income per share		0			237,501

5.    Operating Expenses:

        The following table details Sterling's components of total operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Employee compensation and benefits	$11,076	$8,927	$32,103	$25,453
Occupancy and equipment	3,152	2,796	9,320	8,319
Depreciation	1,047	1,142	3,173	3,396
Amortization of goodwill	0	956	0	2,889
Amortization of other intangibles	0	383	644	1,149
Advertising	1,553	973	3,050	2,190
Data processing	1,597	1,297	4,626	3,955
Insurance	159	187	431	557
Legal and accounting	621	336	1,479	1,087
Acquisition and conversion costs	0	185	0	185
Travel and entertainment	464	434	1,513	1,264
Goodwill litigation costs	270	255	790	770
Other	1,180	886	3,409	2,704

Total operating expenses	$21,119	$18,757	$60,538	$53,918

6.    Segment Information:

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

        The following table presents certain financial information regarding Sterling's segments and provides a reconciliation to Sterling's consolidated totals for the three and nine-month periods ended September 30, 2002 and 2001 (in thousands).

		Mortgage Banking Operations
	Banking Operations	Residential	Commercial Real Estate	Total
	(Dollars in thousands)
As of and for the three months ended September 30, 2002:
Interest income	$46,742	$2,075	$1,292	$50,109
Other fee income	3,828	330	194	4,352
Gains on sales of loans	0	783	0	783
Expenses	18,687	1,762	670	21,119
Income before taxes	6,637	1,979	919	9,535
Total assets	3,299,159	15,785	14,631	3,329,575
As of and for the three months ended September 30, 2001:
Interest income	$47,016	$1,471	$1,205	$49,692
Other fee income	2,981	108	327	3,416
Gains on sales of loans	360	305	103	768
Expenses	16,943	1,203	611	18,757
Income before taxes	4,006	941	1,118	6,065
Total assets	2,923,995	9,703	11,912	2,945,610
As of and for the nine months ended September 30, 2002:
Interest income	$136,974	$5,434	$3,568	$145,976
Other fee income	10,996	810	475	12,281
Gains on sales of loans	900	1,802	576	3,278
Expenses	53,704	5,109	1,725	60,538
Income before taxes	17,725	4,195	3,214	25,134
Total assets	3,299,159	15,785	14,631	3,329,575
As of and for the nine months ended September 30, 2001:
Interest income	$143,511	$4,434	$3,203	$151,148
Other fee income	8,907	246	646	9,799
Gains on sales of loans	930	780	329	2,039
Expenses	49,207	3,141	1,570	53,918
Income before taxes	11,516	3,025	2,861	17,402
Total assets	2,923,995	9,703	11,912	2,945,610

7.    Goodwill and Intangible Assets:

        In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS

No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment at least annually. If goodwill is found to be impaired, it will be written down to its fair market value. Sterling adopted SFAS No. 142 on January 1, 2002. Sterling tested its goodwill and found no impairment as of June 30, 2002. The net effect of adopting this accounting standard was to increase net income by $669,000 or $0.06 per diluted share for the quarter ended September 30, 2002. For the nine months ended September 30, 2002, the increase to net income was $2.1 million or $0.18 per diluted share.

        In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the change had been retroactively applied to the prior year is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Reported net income	$6,629	$4,071	$17,946	$11,455
Add back: goodwill amortization, net of tax	0	641	0	1,907

Total	$6,629	$4,712	$17,946	$13,362

Basic earnings per share
Reported net income	$0.55	$0.34	$1.52	$0.96
Goodwill amortization	0.00	0.06	0.00	0.16

Adjusted earnings per share	$0.55	$0.40	$1.52	$1.12

Diluted earnings per share:
Reported net income	$0.54	$0.33	$1.47	$0.95
Goodwill amortization	0.00	0.06	0.00	0.16

Adjusted earnings per share	$0.54	$0.39	$1.47	$1.11

8.    Other Accounting Policies:

        In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. Sterling is currently analyzing the financial impact that the adoption of SFAS No. 143 will have on its consolidated financial statements. Sterling will adopt SFAS No. 143 on or before January 2003. Sterling anticipates that the adoption of SFAS No. 143 will have no material effect on operations.

        In August 2001, the FASB approved for issuance Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on Sterling's consolidated financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. The adoption of SFAS No. 145 did not have a material impact on Sterling's consolidated financial statements.

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

        In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9. SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 also removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9. As a result, the excess of the fair values of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. SFAS No. 147 will be applied prospectively to future business combinations.

9.    Derivative Financial Instruments:

        Sterling adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that Sterling recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting.

        Sterling enters into interest rate lock commitments ("rate locks") with prospective borrowers in advance of origination of readily marketable mortgage loans held for sale. To mitigate the interest rate risk inherent in rate locks, Sterling enters into best efforts forward commitments to sell individual mortgage loans ("forward commitments"). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133. In April 2002, the FASB issued DIG comment C13 in order to address the accounting for rate locks relating to the acquisition of mortgage loans held for resale beginning July 2002. Sterling adopted the DIG C13 guidance on July 1, 2002. Sterling has recorded the estimated fair values of the rate locks and forward commitments on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.

        The fair value of rate locks associated with optional ("best efforts") forward commitments is estimated based on the pricing specified in the related forward commitment. At September 30, 2002, Sterling had rate locks with a fair value of approximately $20,000 recorded as an asset in its balance sheet, and best efforts forward commitments with a fair value of approximately $20,000 recorded as a liability in its balance sheet.

10.  Proposed Business Combination:

        On September 19, 2002, Sterling announced that it had entered into an Agreement and Plan of Merger (the "Empire Merger") with Empire Federal Bancorp, Inc., a Delaware Corporation ("Empire"). Empire will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. Empire's wholly-owned subsidiary, Empire Bank, will be merged with and into Sterling's wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. As of September 30, 2002, Empire had 5 branches in Montana along the I-90 corridor. As of September 30, 2002, Empire had approximately $220.2 million in total assets, approximately $177.0 million in deposits, approximately $75.9 million in loans and approximately $28.7 million of equity.

        Under the terms of the Empire Merger, each share of Empire common stock will be converted into shares of Sterling common stock at an initial price of approximately $19.25 per share on the date of the definitive agreement. The initial price will float within a range based upon the trading prices of Sterling's common stock prior to the completion of the merger, with a maximum and minimum number of shares to be issued by Sterling in exchange for all outstanding shares of Empire common stock. The merger will be structured as a tax-free reorganization and is expected to be completed in the first quarter of 2003, subject to the approval of Empire's shareholders and regulators.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION
Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

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

        Sterling provides personalized, quality financial services to its customers as exemplified by its "Hometown Helpful" philosophy. Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base. With $3.33 billion in total assets at September 30, 2002, Sterling attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 77 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon. Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

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

        On September 19, 2002, Sterling announced that it had entered into an Agreement and Plan of Merger (the "Empire Merger") with Empire Federal Bancorp, Inc., a Montana corporation ("Empire"). Empire will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. Empire's wholly-owned subsidiary, Empire Bank, will be merged with and into Sterling's wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

        Under the terms of the Empire Merger, each share of Empire common stock will be converted into the right to receive $19.25 per share in the form of Sterling common stock, provided the average closing price thereof within the ten-day trading period preceding the fifth trading day prior to the closing date is between $17.01 and $22.68. The merger exchange ratio provides that, regardless of the closing price of Sterling common stock, Sterling will issue no less than 0.849 and no more than 1.132 of a share of Sterling common stock for each share of Empire common stock outstanding. The merger will be structured as a tax-free reorganization and is expected to be completed in the first quarter of 2003. See Note 10 of "Notes to Consolidated Financial Statements."

Critical Accounting Policies

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the determination of our allowance for loan and lease losses, the valuation of our goodwill and other intangibles, the valuation of investments, the valuation of and accounting for stock options, valuation of real estate held for sale, derivatives and the prepayment speeds on asset-backed securities. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis, in the Consolidated Financial Statements included herein, and in the "Summary of Significant Accounting Policies" presented in Sterling's current annual report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Results of Operations

        Overview.    Sterling recorded net income of $6.6 million, or $0.54 per diluted share, for the three months ended September 30, 2002, compared with net income of $4.1 million, or $0.33 per diluted share, for the three months ended September 30, 2001. Sterling recorded net income of $17.9 million, or $1.47 per diluted share, for the nine months ended September 30, 2002. This compares with net income of $11.5 million, or $0.95 per diluted share, for the nine months ended September 30, 2001. The increase in net income for both periods reflected an increase in net interest income, other income and a discontinuation of the amortization of goodwill.

        The annualized return on average assets was 0.82% and 0.57% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the annualized return on average assets was 0.77% and 0.56%, respectively. The increases in the ratios were primarily due to the increase in net income.

        The annualized return on average equity was 13.8% and 10.6% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the annualized return on average equity was 13.4% and 10.3%, respectively. The increases in the ratios were primarily due to the increase in net income.

        Net Interest Income.    The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended September 30, 2002 and 2001, NII was $25.9 million and $20.6 million, respectively, representing an increase of approximately 26%. During the nine months ended September 30, 2002 and 2001, NII was $72.6 million and $61.1 million, respectively, an increase of approximately 19%. The increase in NII during the three and nine months ended September 30, 2002, compared to the same periods in 2001, was primarily due to an approximate 14% increase in the volume of average interest-earning assets and to a significant decrease in the cost of funds.

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

        During the three months ended September 30, 2002 and 2001, the volume of average interest-earning assets was $2.98 billion and $2.61 billion, respectively. For the three months ended September 30, 2002, average loans increased by $292.6 million, while average investments and ABS increased by $71.7 million over the same period in 2001. Net interest spread during these periods was 3.44% and 3.14%, respectively. The net interest margin for the three months ended September 30, 2002 and 2001 was 3.44% and 3.13%, respectively. Net interest spread increased due to a greater decrease in the cost of funds relative to the yields on average interest-earning assets and the acquisition of higher yielding assets from Source Capital Corporation ("Source Capital"). Sterling's lower cost of funds was driven primarily by an increase in business checking deposits and the effect of interest rate reductions on other sources of funds.

        During the nine months ended September 30, 2002 and 2001, the volume of average interest-earnings assets was $2.90 billion and $2.53 billion, respectively. Net interest spread during these periods was 3.35% and 3.21%, respectively. The net interest margin for the nine months ended September 30, 2002 and 2001 was 3.35% and 3.23%, respectively. The increase in the net interest spread for the nine months ended September 30, 2002, compared with the same period in 2001, was primarily due to a greater decrease in the cost of funds relative to the yields on average interest-earning assets.

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

        Sterling recorded provisions for losses on loans and leases of $3.3 million and $1.5 million for the three months ended September 30, 2002 and 2001, respectively. Sterling recorded provisions for losses on loans of $7.6 million and $4.4 million for the nine months ended September 30, 2002 and 2001. The provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans and leases will continue to increase, reflecting Sterling's strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans, which primarily include residential real estate.

        The following table summarizes loan and lease loss allowance activity for the periods indicated.

	2002	2001
	(Dollars in thousands)
Allowance for losses on loans and leases:
Balance at January 1:	$20,599	$16,740
Quarter ended March 31:
Provision for losses on loans and leases	2,086	1,400
Amounts written off net of recoveries	(1,370)	(1,076)

Balance at March 31	21,315	17,064
Quarter ended June 30:
Provision for losses on loans and leases	2,227	1,475
Amounts written off net of recoveries	(2,007)	(797)

Balance at June 30	21,535	17,742
Quarter ended September 30:
Provision for losses on loans and leases	3,277	1,525
Amounts written off net of recoveries	(697)	(723)

Balance at September 30	$24,115	$18,544

        At September 30, 2002, Sterling's total classified assets were $72.3 million, compared with $32.5 million at September 30, 2001. Total nonperforming loans and leases were $25.9 million at September 30, 2002 or 0.78% of total assets, compared with $16.5 million at September 30, 2001 or 0.56% of total assets. The increase in nonperforming loans and leases and classified assets was primarily attributable to the nonperforming loans, leases and classified assets acquired in the business combination with Source Capital. At September 30, 2002, Sterling's loan and lease delinquency rate (60 days or more) as a percentage of total loans and leases was 0.82%, compared with 0.51% at September 30, 2001.

        The increase in the provision for loan and lease losses reflects both the continuing change in Sterling's loan mix to a greater emphasis on commercial and consumer loans and the soft economic activity in the region. Management believes that Sterling's emphasis on originating higher-risk commercial real estate, construction, business banking and consumer loans is appropriate and will endeavor to maintain asset quality at acceptable levels.

        Other Income.    Other income was $8.1 million and $5.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase for the three months ended September 30, 2002, compared with the three months ended September 30, 2001 was primarily due to increases in fees from higher transaction account volumes, service charges, income from mortgage banking operations and the cash surrender value of BOLI. For the nine months ended September 30, 2002, other income was $20.6 million compared with $14.6 million for the nine months ended September 30, 2001. The reasons for the increase were the same as those for the three-month period increase.

        Fee and service charge income increased by approximately 29% to $4.4 million for the quarter from $3.4 million in the same period one year ago. For the nine months ended September 30, 2002, fees and service charges increased nearly 26% to $12.3 million, compared with $9.8 million for the same period in 2001. This increase is primarily due to an increase in the volume of business checking and other transaction accounts. The growth in checking accounts is attributed to the increase in corporate banking activities and promotional efforts for retail account growth.

        The increase in income from mortgage banking operations for the nine months ended September 30, 2002 compared to the same period in 2001, was primarily due to increased refinancing activity and loan sales driven by lower interest rates. The following table summarizes sales of residential and commercial real estate loans for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in millions)
Sales of residential loans	$49.3	$25.0	$121.7	$173.5
Sales of commercial real estate loans	0	6.9	59.5	45.2

        Operating Expenses.    Operating expenses were $21.1 million and $18.8 million for the three months ended September 30, 2002 and 2001, respectively. During nine months ended September 30, 2002 and 2001, operating expenses were $60.5 million and $53.9 million, respectively. The higher level of operating expenses was primarily a result of expanded staffing in Sterling's branch delivery network, an increase in employee benefits, data processing, occupancy costs and advertising costs.

        Employee compensation and benefits were $11.1 million and $8.9 million for the three months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002 and 2001, employee compensation and benefits were $32.1 million and $25.5 million, respectively. The employee costs reflected increased mortgage banking staff and additional staff for Sterling's cash management operations and Portland Corporate Banking Center. At September 30, 2002, full-time-equivalent employees were 940, compared with 872 at September 30, 2001.

        Data processing expense was $1.6 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002 and 2001, data processing expense was $4.6 million and $4.0 million, respectively. The increase in both periods was primarily due to an increase in costs associated with a higher volume of transaction accounts.

        Goodwill litigation expenses were $270,000 and $255,000 for the three months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002 and 2001, goodwill litigation expenses were $790,000 and $770,000, respectively. Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

        Amortization of goodwill was $0 and $956,000 for the three months ended at September 30, 2002 and 2001, respectively, reflecting the cessation of goodwill amortization. For the nine months ended September 30, 2002 and 2001, respectively, amortization of goodwill was $0 and $2.9 million. Pursuant to SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested annually for impairment. See Note 7 of "Notes to Consolidated Financial Statements."

        Advertising expenses were $1.6 million and $973,000 for the three months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002 and 2001, advertising expenses were $3.1 million and $2.2 million, respectively. The increase in both periods reflected additional advertising for Sterling's image campaign.

        Income Tax Provision.    Sterling recorded federal and state income tax provisions of $2.9 million and $2.0 million for the three months ended September 30, 2002 and 2001, respectively. Tax provisions were $7.2 million and $5.9 million for the nine months ended September 30, 2002 and 2001, respectively. The income tax provision in 2002 reflects an increase in taxable earnings. The decrease in the effective tax rate for the 2002 periods is due to the tax effect of (1) the change in the cash surrender value of BOLI, which is excluded from taxable earnings, (2) the tax treatment relating to certain discounts of the Source Capital acquisition and (3) tax-exempt municipal bond interest.

Financial Position

        Assets.    At September 30, 2002, Sterling's assets were $3.33 billion, up $291.0 million from $3.04 billion at December 31, 2001.

        Investments and ABS.    Sterling's investment and ABS portfolio at September 30, 2002 was $810.5 million, an increase of $116.5 million from the December 31, 2001 balance of $694.0 million. The increase was primarily due to the purchase of ABS.

        Loans and Leases Receivable.    At September 30, 2002, gross loans and leases receivable were $2.27 billion, up $138.6 million from $2.13 billion at December 31, 2001. The increase was primarily due to increases in loan originations, primarily in business banking, corporate banking, commercial real estate and consumer lending. During the three months ended September 30, 2002, total loan originations were $475.7 million compared with $351.2 million for the prior year's comparable quarter. Approximately 75% of these were construction, business banking, corporate banking and consumer loans. During the nine months ended September 30, 2002 and 2001, total loan originations were $1.28 billion and $971.5 million, respectively, approximately 78% of which were construction, business banking, corporate banking and consumer loans.

        The following table sets forth the composition of Sterling's loan and lease portfolio at the dates indicated. Loan and lease balances exclude deferred loan and lease origination costs and fees and allowances for loan and lease losses.

	September 30, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$344,337	15.1	$315,242	14.8
Multifamily real estate	140,803	6.2	155,250	7.3
Commercial real estate	435,458	19.1	439,519	20.6
Real estate construction	456,671	20.1	395,915	18.5
Consumer—direct	249,494	11.0	244,097	11.4
Consumer—indirect	55,241	2.4	63,822	3.0
Business banking	526,599	23.2	515,587	24.2
Corporate banking	61,192	2.7	0	0.0
Commercial leases receivable	3,469	0.2	5,279	0.2

Gross loans and leases receivable	$2,273,264	100.0	$2,134,711	100.0
Net deferred origination fees/other	(5,985)		(4,633)
Allowance for losses on loans and leases	(24,115)		(20,599)

Net loans and leases receivable, net	$2,243,164		$2,109,479

Weighted average yield at end of period	6.80%		7.30%

        The following table sets forth Sterling's loan originations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	% Change	2002	2001	% Change
	(Dollars in thousands)
Residential real estate	$87,556	$43,819	99.81	$203,684	$115,052	77.04
Multifamily real estate	14,929	7,400	101.74	32,737	18,436	77.57
Commercial real estate	15,167	45,760	(66.86)	46,892	114,669	(59.11)
Real estate construction	169,567	115,006	47.44	455,260	338,015	34.69
Consumer—direct	30,593	56,819	(46.16)	106,573	108,751	(2.00)
Consumer—indirect	17,059	16,232	5.09	50,345	46,116	9.17
Business banking	116,464	66,170	76.01	291,719	230,443	26.59
Corporate banking	24,318	0	N/A	92,681	0	N/A

Total loans originated	$475,653	$351,206	35.43	$1,279,891	$971,482	31.75

        BOLI and All Other Assets.    BOLI and other assets increased to $89.7 million at September 30, 2002 from $60.5 million at December 31, 2001. The increase was primarily due to the purchase of additional BOLI.

        Deposits.    Total deposits increased $164.9 million to $2.02 billion at September 30, 2002 from $1.85 billion at December 31, 2001, primarily due to increases in noninterest and NOW checking accounts.

        The following table sets forth the composition of Sterling's deposits at the dates indicated.

	September 30, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
Noninterest checking	$232,057	11.5	$140,654	7.6
NOW checking	393,980	19.5	227,982	12.3
Savings and money market	328,741	16.3	422,659	22.8
Certificates of deposit	1,063,646	52.7	1,062,241	57.3

Total deposits	$2,018,424	100.0	$1,853,536	100.0

Annualized cost of deposits	2.34%		2.75%

        The shift in the mix of deposits since December 2001 reflects: (1) a shift from money market accounts to interest-bearing checking accounts to take advantage of rate promotions and (2) a strong increase in new business checking deposits driven by the Portland Corporate Banking Center. At September 30, 2002, the number of business checking accounts has increased by approximately 7,900 from a year ago, an increase of approximately 22%.

        Borrowings.    Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle ("FHLB Seattle"), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. At September 30, 2002, the total of such borrowings was $1.08 billion, compared with $979.1 million at December 31, 2001, an increase of $99.9 million. The increase was used to help fund purchases of ABS and investments. See "Liquidity and Sources of Funds."

Asset and Liability Management

        The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling's NII and the net present value of assets, liabilities and off-balance sheet contracts ("NPV"), or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling's adjustable rate mortgages are indexed to the one-year or five-year U.S. Treasury index or periodic fixed-rate LIBOR swaps curve. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling's earnings. Currently, Sterling's interest-earning assets mature or reprice more frequently, or on different terms, than do its interest-bearing liabilities. The fact that assets mature or reprice more frequently on average than liabilities may be beneficial in times of increasing interest rates; however, such an asset/liability structure may result in declining NII during periods of falling interest rates.

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

	September 30, 2002			December 31, 2001
Change in Interest Rate in Basis Points (Rate Shock)	NPV(1)	Ratio of NPV to the Present Value of Total Assets	% Change in NPV	NPV(1)	Ratio of NPV to the Present Value of Total Assets	% Change in NPV
	(Dollars in thousands)
+300	$191,885	5.8	(13.8)	$28,769	1.00	(72.7)
+200	216,108	6.5	(2.9)	55,326	1.89	(47.5)
+100	235,306	6.9	5.7	75,598	2.55	(28.3)
Static	222,658	6.5	N/A	105,406	3.48	N/A
-100	171,507	5.1	(23.0)	125,865	4.10	19.4
-200	134,660	4.0	(39.5)	117,709	3.80	11.7
-300	127,121	3.7	(42.9)	120,002	3.85	13.8

(1)
The NPV calculation at September 30, 2002 includes a change in modeling assumptions adopted by management during the third quarter of 2002. Deposit valuations have been refined from a historic single-premium rate to an evaluation of the present value, given wholesale borrowing rates and considering average life, rate paid and effective duration by category of deposits. The changes in modeling assumptions more closely reflect market valuations and overall interest rate risk measures more in line with OTS evaluations.

        For comparison purposes under Sterling's prior modeling method, NPV would have been reported at $162.4 million, with that value decreasing by 24.2% and 44.5% if interest rates were to increase by 2% and 3%, respectively. This compares with an NPV of $105.4 million at December 31, 2001, which would decline by 47.5% and 72.7% if interest rates generally were to increase by 2% and 3%, respectively.

        Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Sterling calculated its one-year cumulative gap positions to be positive 6.5% and positive 1.4% at September 30, 2002 and 2001, respectively. Sterling calculated its three-year gap positions to be positive 7.4% and positive 0.3% at September 30, 2002 and 2001, respectively. The changes in the gap positions were primarily due to the shortening of asset maturities and extending liability maturities. Management attempts to maintain Sterling's gap position between positive 10% and negative 25%. At September 30, 2002, Sterling's gap positions were within limits established by its Board of Directors.

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

Liquidity and Sources of Funds

        As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased to $2.02 billion at September 30, 2002 from $1.85 billion at December 31, 2001, primarily due to an increase in checking deposits. The net increase in deposits was primarily used to fund loans, purchase ABS and pay down other borrowings. At September 30, 2002 and December 31, 2001, securities sold subject to repurchase agreements were $215.8 million and $218.5 million, respectively. These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings. Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

        During the nine months ended September 30, 2002, cash used in investing activities consisted primarily of the funding of loans and the purchase of ABS. The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments. During the same period, cash provided by investing activities consisted primarily of principal payments on loans and proceeds from sales of ABS. During the nine months ended September 30, 2002, cash provided by operating activities consisted primarily of proceeds from sales of loans.

        Sterling Savings Bank's credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements. At September 30, 2002, this credit line represented a total borrowing capacity of $850.5 million, of which $112.4 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At September 30, 2002, Sterling Savings Bank had $215.8 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $124.2 million.

        Sterling, on a parent company-only basis, had cash and other resources of approximately $7.8 million and a revolving line of credit from U.S. Bank of $5.0 million at September 30, 2002 with no funds drawn on this line of credit. This line of credit as well as a $25.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank. See Note 3 of "Notes to Consolidated Financial Statements."

        At September 30, 2002 and December 31, 2001, Sterling had investments of $106.2 million in the Common Stock and $110.1 million in the Preferred Stock of Sterling Savings Bank. Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $8.7 million during the nine months ended September 30, 2002. These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS. See Note 3 of "Notes to Consolidated Financial Statements."

        OTS regulations require savings institutions such as Sterling Savings Bank to maintain sufficient liquidity to ensure safe and sound operations. At September 30, 2002 and December 31, 2001, Sterling Savings Bank's liquidity ratio was 3.3% and 3.6%, respectively. Sterling Savings Bank's strategy generally is to maintain its liquidity ratio at or near the level necessary to support expected and potential loan fundings and deposit withdrawals. Sterling Savings Bank tries to minimize liquidity levels in order to maximize its yield on alternative investments. The regulatory liquidity ratio does not take into account certain other sources of liquidity, such as funds invested through Sterling Savings Bank subsidiaries, potential borrowings against investments and ABS and other potential financing alternatives. The required minimum liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

        Sterling's total shareholders' equity was $196.5 million at September 30, 2002 compared with $165.7 million at December 31, 2001. The increase in total shareholders' equity was primarily due to the increase in net income and the conversion of outstanding debentures to common equity. Shareholders' equity was 5.9% of total assets at September 30, 2002 compared with 5.5% at December 31, 2001.

        At September 30, 2002, Sterling had an unrealized gain of $3.9 million, net of related income taxes, on investments and ABS classified as available for sale. At December 31, 2001, Sterling had an unrealized loss of $4.6 million, net of related income taxes, on investments and ABS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

        Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006. The notes mature in 2006 and may be redeemed subject to certain conditions. These notes are general unsecured obligations of Sterling and are subordinate to certain other existing and future indebtedness. The indenture governing the notes limits the ability of Sterling under certain circumstances to incur additional indebtedness, to pay cash dividends or to make other capital distributions. See Note 3 of "Notes to Consolidated Financial Statements."

        Sterling has issued and outstanding $40.0 million of Trust-I Preferred Securities. The indenture governing the Trust-I Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or to make other capital distributions. The Trust-I Preferred Securities are treated as debt of Sterling. The Trust-I Preferred Securities mature in 2027 and are redeemable at the option of Sterling under certain conditions. See Note 3 of "Notes to Consolidated Financial Statements."

        Sterling has issued and outstanding $24.0 million of Trust-II Preferred Securities. The indenture contains the same limitations as the indenture governing the Trust-I Securities. The Trust-II Securities are treated as debt of Sterling. The Trust-II Securities mature in 2031 and are redeemable under certain conditions.

        Sterling anticipates total capital expenditures of approximately $5.6 million for the remainder of the year ending December 31, 2002. Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities. Sterling continually explores opportunities to sell certain developed properties and enter into lease arrangements. There can be no assurance that Sterling's estimates of capital expenditures or the funding thereof are accurate.

        Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital. Sterling Savings Bank anticipates that it will continue to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2002, Sterling Savings Bank exceeded all such regulatory capital requirements for well-capitalized institutions.

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

        In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters relating to Sterling's past acquisitions of troubled thrift institutions (the "Goodwill Litigation"). In the Goodwill Litigation, Sterling seeks damages for, among other things, breach of contract and for deprivation of property without just compensation.

        On September 12, 2002, the U.S. Court of Federal Claims granted Sterling Savings Bank's motion for summary judgment as to liability, holding that the United States government owed contractual obligations to Sterling with respect to its acquisition of three failing regional thrifts during the 1980's and had breached its contracts with Sterling. It is anticipated that the Court will now establish a date to determine the amount of damages to Sterling, which is likely to be in 2003. The outcome of the Goodwill Litigation cannot be predicted with certainty.

        Sterling's Goodwill Litigation, which had been stayed for almost ten years, has proceeded through the fact discovery phase. Recently, the expert witness discovery phase of the case commenced. During this phase, Sterling will present to the Court of Federal Claims Sterling's experts' damages calculations. Although it is impossible to accurately predict when this effort will be concluded, management anticipates that the expert witness discovery stage will be completed by the end of 2002. Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

New Accounting Policies

        In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. Sterling is currently analyzing the financial impact that the adoption of SFAS No. 143 will have on its consolidated financial statements. Sterling will adopt SFAS No. 143 on or before January 2003. Sterling anticipates that the adoption of SFAS No. 143 will have no material effect on operations.

        In August 2001, the FASB approved for issuance Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on Sterling's consolidated financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. The adoption of SFAS No. 145 did not have a material impact on Sterling's consolidated financial statements.

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

        In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9. SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 also removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9. As a result, the excess of the fair values of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. SFAS No. 147 will be applied prospectively to future business combinations.

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

        In July 2002, the Sarbanes-Oxley Act of 2002 (the "SOA") was enacted. The SOA overhauls corporate governance and auditing rules with the intent of protecting investors by improving the accuracy and reliability of corporate disclosures. The SOA, among other things, demands greater independence of audit functions and requires the principal executive officer and principal financial officer of public companies to evaluate the effectiveness of their company's disclosure controls and procedures. The officers must present their conclusions about the effectiveness of such controls and procedures and certify their evaluation of their company's controls and procedures as well as the financial statements filed with the SEC. The SOA also requires enhanced financial disclosures regarding off-balance sheet transactions and relationships, generally prohibits a corporation from making loans to corporate executives and reduces the mandatory period for principal stockholders or senior executives to disclose changes in ownership of securities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        For a discussion of Sterling's market risks, see "Management's Discussion and Analysis—Asset and Liability Management."

Item 4—Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        Sterling's principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Sterling. Such disclosure controls and procedures are designed to ensure that material information relating to Sterling and its consolidated subsidiaries are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Sterling's certifying officers have concluded that as of September 30, 2002, the material information they use in evaluating Sterling's performance and operations has been effectively provided by Sterling's disclosure controls and procedures.

Changes in Internal Controls.

        There have not been any significant changes in Sterling's internal controls or in other factors that could significantly affect these controls subsequent to the date of the certifying officers' evaluation. The certifying officers are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

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

        Not applicable.

Item 3—Defaults Upon Senior Securities

        Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

        Not applicable.

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
10.1	Agreement and Plan of Merger between Sterling Financial Corporation and Empire Federal Bancorp, Inc.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
  (b)
  Reports on Form 8-K. During the quarter ended September 30, 2002, there was one report filed on Form 8-K on September 19, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION (Registrant)

November 13, 2002 Date	By:	/s/ DANIEL G. BYRNE Daniel G. Byrne Senior Vice President—Finance, Assistant Secretary, and Principal Financial Officer

November 13, 2002 Date	By:	/s/ WILLIAM R. BASOM William R. Basom Vice President, Treasurer, and Principal Accounting Officer

Certifications

        I, Harold B. Gilkey, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Sterling Financial Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	/s/ HAROLD B. GILKEY Harold B. Gilkey Chairman and Chief Executive Officer

        I, Daniel G. Byrne, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Sterling Financial Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	/s/ DANIEL G. BYRNE Daniel G. Byrne Senior Vice President—Finance, Assistant Secretary, and Principal Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—Financial Information
  Item 1—Financial Statements
STERLING FINANCIAL CORPORATION Consolidated Balance Sheets (Unaudited)
STERLING FINANCIAL CORPORATION Consolidated Statements of Income (Unaudited)
STERLING FINANCIAL CORPORATION Consolidated Statements of Cash Flows (Unaudited)
STERLING FINANCIAL CORPORATION Consolidated Statements of Cash Flows (continued) (Unaudited)
STERLING FINANCIAL CORPORATION Consolidated Statements of Comprehensive Income (Unaudited)
STERLING FINANCIAL CORPORATION Notes to Consolidated Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Disclosure Controls and Procedures
PART II—Other Information
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
Signatures