Form 10-K
period 2002-12-31
STERLING FINANCIAL CORP /WA/
filed 2003-03-21
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER   0-20800

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1572822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

 Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

 Yes ☒  No ☐

As of March 5, 2003, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the Nasdaq National Market, was $243,540,046.

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, as of March 5, 2003 was 13,417,281.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant’s Proxy Statement dated March 21, 2003 are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

General
Growth and Acquisition Strategies
Empire Transaction
Lending Activities
Investments and Asset-Backed Securities
Sources of Funds
Subsidiaries
Competition
Personnel
Environmental Laws
Regulation
Forward-Looking Statements
Where You Can Find More Information

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II
Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters
Stock Market and Dividend Information
Equity Compensation Plan Information
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Critical Accounting Policies
Net Interest Income
Asset and Liability Management
Financial Position
Results of Operations for the Years Ended December 31, 2002 and 2001
Results of Operations for the Years Ended December 31, 2001 and 2000
Liquidity and Sources of Funds
Capital Resources
Goodwill Litigation
New Accounting Policies
Effects of Inflation and Changing Prices
Item 7.A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 14. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Changes in Internal Controls

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

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

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base.  With $3.51 billion in total assets at December 31, 2002, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 79 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices, as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland and Bend, Oregon; and Boise, Idaho, and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon.  Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on liabilities) and other fee income will increase, although there can be no assurance in this regard.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling’s revenues are derived primarily from interest earned on loans, investments and asset-backed securities (“ABS”), from fees and service charges and from mortgage banking operations.  The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision (“OTS”), the FDIC, and the State of Washington Department of Financial Institutions (“Washington Supervisor”).  See “Regulation.”

Growth and Acquisition Strategies

Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial institutions, businesses or branches thereof or other substantial assets or deposit liabilities.  Sterling may not be successful in identifying further acquisition candidates, integrating acquired businesses or preventing deposit erosion or asset quality deterioration of acquired businesses.  There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other institutions or businesses on attractive terms.  Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth, and favorable economic and market conditions.  There can be no assurance that Sterling will be successful in implementing its growth strategy.

Empire Transaction

In September 2002, Sterling announced that it had entered into an Agreement and Plan of Merger with Montana-based Empire Federal Bancorp, Inc. (“Empire”).  On February 28, 2003, Empire was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Empire’s wholly-owned subsidiary, Empire Bank, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Empire merger, each share of Empire common stock was converted into the right to receive $19.25 per share in the form of Sterling common stock.  Sterling issued .9392 of a share of Sterling common stock for each share of Empire common stock outstanding.  Total shares issued were approximately 1.4 million.  The merger was structured as a tax-free reorganization.   See Note 26 of “Notes to Consolidated Financial Statements.”

Lending Activities

Focus on Community Lending.  In recent years, Sterling has focused its efforts on becoming more like a community bank. Accordingly, Sterling is increasing its commercial real estate, business banking, consumer and construction lending.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential permanent mortgage loans.  Such loans, however, generally involve a higher degree of risk than the financing of residential real estate.

Business Banking Lending.  Sterling’s Business Banking Group provides a full range of credit products to small- and medium-sized businesses and individuals.  Credit products include lines of credit, receivables and inventory financing, equipment loans and permanent and construction real restate financing.  Loans may be made on an unsecured, partially-secured or fully-secured basis.  The credit product line for both businesses and individuals includes standardized products as well as customized, individual accommodations.

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

Business, private and corporate banking loans generally involve a higher degree of risk than the financing of real estate, primarily because collateral is more difficult to appraise, security interests in the collateral are more difficult to perfect, the collateral may be difficult to obtain or liquidate following an uncured default and it is difficult to accurately predict the borrower’s ability to generate future cash flows.  These loans, however, typically offer relatively higher yields and variable interest rates.  The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling.  At December 31, 2002, business, private and corporate banking loans were 26.9% of Sterling’s total loan and lease portfolio.

Consumer Lending.  Consumer loans and lines of credit are originated directly through Sterling’s retail branches and Private Banking Group, and indirectly through Sterling’s Dealer Banking Department.  Sterling finances purchases of consumer goods including automobiles, boats, and recreational vehicles and lines of credit for personal use.  Generally, consumer loans are originated for terms ranging from six months to ten years.  Interest rates may be either fixed or adjustable based on a contractual formula tied to established external indices.  Sterling also makes loans secured by the borrowers’ savings accounts and equity loans collateralized by residential real estate.  Equity loans may have amortizations and maturities of up to 15 years.  As of December 31, 2002, consumer direct and indirect loans were 10.2% and 2.5%, respectively, of Sterling’s total loan and lease portfolio.

One- to Four-Family Residential Lending.  Sterling originates fixed-rate and adjustable rate mortgages (“ARMs”), which have interest rates that adjust annually or every three, five and seven years and are indexed to a variety of market indices.

Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market.  Within the secondary mortgage market for conventional loans, Sterling sells its residential loans primarily on a servicing-released, and servicing-retained basis to others.  Sterling also sells loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Sterling endeavors to underwrite residential loans in compliance with FHLMC and FNMA underwriting standards.  Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans which are not underwritten in accordance with FHLMC and FNMA or applicable investor underwriting guidelines.  At December 31, 2002, 14.8% of Sterling’s total loan and lease portfolio consisted of conventional one- to four-family residential loans.

Conventional residential mortgage loans are originated for up to 103% of the appraised value or selling price of the mortgaged property, whichever is less.  Borrowers must purchase private mortgage insurance from approved third parties so that Sterling’s risk is limited to approximately 80% of the appraised value on all loans with loan-to-value ratios in excess of 80%.  Sterling’s residential lending programs are designed to comply with all applicable regulatory requirements.  For a discussion of Sterling’s management of interest rate risk (“IRR”) on conventional loans, see “Secondary Market Activities.”

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

At December 31, 2002, 11.6% of Sterling’s total loan and lease portfolio consisted of one- to four-family residential construction loans, approximately 48.4% of which were for spec properties.  Further, approximately 43.4% of Sterling’s one- to four-family residential construction loan portfolio was concentrated in the Portland, Oregon market which is served by two loan production offices.  A reduction in market values or in the demand for residential housing, particularly in the Portland market, could lead to higher delinquencies and foreclosures and have a negative impact on Sterling.

Multifamily Residential and Commercial Real Estate Lending.  Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property primarily in the Pacific Northwest.  Construction loans on such properties typically have terms of 12 to 18 months and have variable interest rates. Permanent loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial real estate loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because they typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending.  These risks include excessive vacancy rates or inadequate operating cash flows.  Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner.  Sterling attempts to reduce its exposure to these risks by closely monitoring the construction disbursement process and by investigating the borrowers’ finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers.  At December 31, 2002, 8.3% of Sterling’s total loan and lease portfolio consisted of multifamily residential construction and commercial real estate construction loans.  At December 31, 2002, 25.6% of Sterling’s total loan and lease portfolio consisted of multifamily residential and commercial real estate permanent loans.

The following table sets forth information on loan originations for the periods indicated.

	Years Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage - permanent:
One- to four-family residential	$350,973	19.2	$204,503	14.0	$95,527	9.4
Multifamily residential	77,761	4.3	50,111	3.4	55,465	5.4
Commercial real estate	66,492	3.6	146,391	10.0	51,797	5.1

Mortgage - construction:
One- to four-family residential	481,328	26.3	351,824	24.0	310,065	30.3
Multifamily residential	62,498	3.4	53,470	3.6	48,112	4.7
Commercial real estate	54,621	3.0	80,875	5.5	84,053	8.2

Commercial and Consumer:
Consumer - direct	146,575	8.0	129,133	8.8	88,364	8.6
Consumer - indirect	64,333	3.5	62,374	4.2	45,991	4.5
Corporate banking	121,348	6.6	0	—	0	—
Business and private banking	403,181	22.1	389,470	26.5	242,916	23.8
Total loans originated	$1,829,110	100.0	$1,468,151	100.0	$1,022,290	100.0

Loan and Lease Portfolio Analysis.  The following table sets forth the composition of Sterling’s loan and lease portfolio by type of loan at the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Mortgage - permanent:
One- to four-family residential	$358,359	14.8	$315,242	14.8	$409,592	20.6	$396,565	21.9	$342,757	23.1
Multifamily residential	161,547	6.7	155,250	7.3	163,675	8.2	137,835	7.6	124,656	8.4
Commercial real estate	458,712	18.9	438,594	20.5	347,654	17.5	317,565	17.6	177,912	12.0
Land and other	0	—	925	—	956	—	0	—	0	—
	978,618	40.4	910,011	42.6	921,877	46.3	851,965	47.1	645,325	43.5

Mortgage - construction:
One- to four-family residential	280,514	11.6	214,849	10.1	215,844	10.9	184,081	10.2	141,288	9.5
Multifamily residential	96,297	4.0	88,977	4.2	80,728	4.1	71,024	3.9	45,794	3.1
Commercial real estate	104,108	4.3	92,089	4.3	81,347	4.1	32,018	1.8	46,485	3.1
	480,919	19.9	395,915	18.6	377,919	19.1	287,123	15.9	233,567	15.7
Total mortgage loans	1,459,537	60.3	1,305,926	61.2	1,299,796	65.4	1,139,088	63.0	878,892	59.2

Consumer - direct	246,578	10.2	244,097	11.4	235,423	11.8	223,286	12.4	224,651	15.1
Consumer - indirect	62,896	2.5	65,169	3.1	17,682	0.9	96,602	5.3	66,539	4.5
Business, private and corporate banking	652,794	26.9	515,587	24.1	435,284	21.9	348,941	19.3	315,614	21.2
Commercial leases	2,774	0.1	5,279	0.2	0	—	0	—	0	—

Total loans and leases receivable	2,424,579	100.0	2,136,058	100.0	1,988,185	100.0	1,807,917	100.0	1,485,696	100.0

Deferred loan origination fees net of costs	(6,450)		(5,980)		(5,518)		(4,543)		(2,539)
Gross loans receivable	2,418,129		2,130,078		1,982,667		1,803,374		1,483,157
Allowance for loan and lease losses	(27,866)		(20,599)		(16,740)		(15,603)		(14,623)

Loans and leases receivable, net	$2,390,263		$2,109,479		$1,965,927		$1,787,771		$1,468,534

Contractual Principal Payments.  The following table sets forth the scheduled contractual principal repayments for Sterling’s loan and lease portfolio at December 31, 2002.  Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for loan and lease losses.

	Balance Outstanding at	Principal Payments Contractually Due in Fiscal Years
	December 31, 2002	2003	2004-2007	Thereafter
	(Dollars in thousands)
Mortgage - permanent:
Fixed rate	$419,119	$9,856	$60,093	$349,170
Variable rate	559,499	17,500	138,389	403,610
Mortgage - construction	480,919	384,031	91,705	5,183
Consumer - direct	246,578	128,791	82,616	35,171
Consumer - indirect	62,896	10,298	43,469	9,129
Business, private and corporate banking	652,794	287,216	196,403	169,175
Commercial leases	2,774	1,811	963	0
	$2,424,579	$839,503	$613,638	$971,438

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

For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 0.25% to 0.375% of the unpaid principal balance.  At December 31, 2002 and 2001, Sterling serviced for itself and for other investors residential mortgage loans totaling $718.5 million and $671.5 million, respectively.  Of such mortgage loans, Sterling serviced $198.3 million and $198.8 million, respectively, at these dates for FHLMC and FNMA. Sterling’s ability to continue as a seller/servicer for FHLMC and FNMA is dependent upon meeting the qualifications of these agencies.  Sterling currently meets all applicable requirements.

Sterling receives a fee for servicing commercial real estate loans for other investors.  This fee generally ranges from 0.10% to 0.25% of the unpaid principal balance.  At December 31, 2002 and 2001, Sterling serviced for itself and other investors commercial real estate loans totaling $698.6 million and $653.1 million, respectively.

Sterling also receives a fee of 0.50% of the unpaid principal balance of each loan for servicing automobile loans for other investors.  At December 31, 2002 and 2001, Sterling serviced $54.4 million and $51.1 million of such loans, respectively.

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

Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis.  During the years ended December 31, 2002, 2001 and 2000, Sterling sold approximately $65.1 million, $51.5 million and $21.4 million in loans under participation agreements, resulting in net gains of $618,000, $380,000 and $294,000, respectively.

In originating one- to four-family residential mortgage loans for sale in the secondary market, Sterling incurs market risk from the time of the loan commitments until such time as the loans are sold.  To help minimize this risk, Sterling typically obtains simultaneous commitments from investors to purchase such loans at specified yields.

Sterling generally receives a fee of approximately 1.0% to 2.0% of the principal balance of such loans for releasing the servicing.  In 2002, 66.3% of Sterling’s sales of conventional, Federal Housing Administration (“FHA”) and Veteran’s Administration (“VA”) insured loans have been sold into the secondary market on a loan-by-loan servicing-released basis. In 2001, 42.3% of such sales were sold on a servicing-released basis.

In 2002, 33.7% of Sterling’s sales of conventional, FHA and VA insured loans were sold into the secondary market on a loan-by-loan servicing retained basis.  This compares with 57.7% in 2001.  Sterling records a valuation of approximately 1.05% to 1.35% of the principal balance of such loans for retaining the servicing.  At December 31, 2002, Sterling had recorded as an asset $1.7 million in servicing rights.  See Note 3 of “Notes to Consolidated Financial Statements.”

Loan Commitments.  Sterling uses written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans.  These commitments establish the terms and conditions under which Sterling will fund the loans.  Sterling had outstanding commitments to originate or purchase loans aggregating $683.2 million at December 31, 2002.  Sterling also enters into forward sales commitments to deliver loans to third-party investors.  Such commitments are intended to mitigate the risk of fluctuating interest rates to Sterling.  These commitments are considered derivatives.  The fair value of these derivatives was $51,000 as of December 31, 2002.  Sterling also had secured and unsecured commercial and personal lines of credit totaling approximately $541.2 million, of which the undisbursed portion was approximately $240.2 million at December 31, 2002.  See Note 17 of “Notes to Consolidated Financial Statements.”

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

Under this system, Sterling classifies loans, leases and other assets it considers of questionable quality.  Sterling’s system employs the classification categories of “substandard,” “doubtful” and “loss.” Substandard assets have deficiencies which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss.  An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling.  Total classified assets increased to $84.7 million at December 31, 2002 from $55.1 million at December 31, 2001.  As a percentage of total assets, classified assets were 2.4% and 1.8% at December 31, 2002 and 2001, respectively.  See “Major Classified Loans.”

Assets classified as substandard or doubtful require the establishment of valuation allowances in amounts considered by management to be adequate under accounting principles generally accepted in the United States of America (“GAAP”).  Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount.  At December 31, 2002, Sterling’s assets classified as loss totaled $4.0 million compared to $3.0 million at December 31, 2001.  Judgments regarding the adequacy of a valuation allowance are based on on-going evaluations of the nature, volume and quality of the loan and lease portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

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

The following table sets forth the activity in Sterling’s REO for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)

Balance at beginning of period	$2,982	$6,407	$7,299
Loan foreclosures and other additions	7,876	5,599	5,966
Improvements and other changes	715	(211)	1,028
Sales	(7,382)	(8,354)	(7,886)
Provisions for losses	(238)	(459)	0

Balance at end of period	$3,953	$2,982	$6,407

Major Classified Loans and Leases.  Sterling’s classified loans with a net carrying value at December 31, 2002 of more than $4.0 million include the following which together constitute 28.2% of classified assets:

Sterling holds two income property construction loans and small commercial line of credit secured by a hotel in western Washington.  The aggregate carrying value of these three loans at December 31, 2002 was $5.7 million.  The loan was classified due to lack of stabilization, insufficient debt service coverage, and payment and property tax defaults.  As of December 31, 2002, the loan continues to be closely monitored for adherence to the negotiated forbearance agreement.

Sterling holds an income property loan originated to fund the construction of a specialized care facility located in Arizona.  The aggregate carrying value of this loan at December 31, 2002 was $8.1 million.  A performance agreement has been entered into which expires June 30, 2003.

Sterling holds an income property loan originated to fund the construction of a specialized care facility located in western Washington.  The aggregate carrying value of this loan at December 31, 2002 was $5.4 million.  This facility has failed to reach stabilized occupancy or satisfactory debt service coverage.  This loan continues to perform as agreed and continues to be closely monitored.

Sterling holds an income property loan originated to fund the construction of a specialized care facility located in western Washington.  The aggregate carrying value of this loan at December 31, 2002 was $4.7 million.  This loan has a history of delinquent interest payments, delinquent property taxes, and inadequate debt service coverage.  As of December 31, 2002, the loan is performing as agreed.

Major Real Estate Owned.  At December 31, 2002, there were no REO properties with a carrying value of more than $1.0 million.

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

The following table summarizes the principal balances of nonperforming assets at the dates indicated.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Nonaccrual loans and leases	$16,278	$21,102	$8,385	$9,259	$3,050
Restructured loans and leases	594	886	0	66	87
Total nonperforming loans and leases	16,872	21,988	8,385	9,325	3,137
Real estate owned(1)	3,953	2,982	6,407	7,299	6,232

Total nonperforming assets(2)	$20,825	$24,970	$14,792	$16,624	$9,369

Ratio of total nonperforming assets to total assets	0.59%	0.82%	0.56%	0.65%	0.40%

Ratio of total nonperforming loans and leases to gross loans and leases	0.71%	1.03%	0.42%	0.52%	0.21%
Ratio of allowance for estimated losses on loans and leases to total nonperforming loans and leases(3)	160.3%	82.9%	190.1%	164.4%	462.5%

(1)     Amount is net of the allowance for REO losses.

(2)     Includes $3.2 million and $4.4 million in nonperforming assets acquired from Source Capital outstanding at December 31, 2002 and 2001, respectively.

(3)     Excludes loans and leases classified as loss. Loans and leases classified as loss that are excluded from allowance for loan and lease losses were $2,067,000, $1,843,000, $803,000, $275,000 and $114,000 at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.  There were no loans classified as loss that are excluded from total nonperforming loans in any of the periods.

Sterling regularly reviews the collectibility of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is reversed from income at that time. Loans may be placed in nonaccrual status earlier if, in management’s judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Additional interest income of $778,000, $762,000 and $722,000 would have been recorded during the years ended December 31, 2002, 2001 and 2000, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms. Interest income of $1,103,000, $707,000 and $890,000 was recorded on these loans during the years ended December 31, 2002, 2001 and 2000, respectively.

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

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Balance at beginning of period	$20,599	$16,740	$15,603	$14,623	$9,486
Charge-offs:
Mortgage - permanent	(48)	(270)	(209)	(483)	(252)
Mortgage - construction	(868)	(756)	(618)	(227)	(28)
Consumer - direct	(954)	(1,011)	(1,181)	(1,434)	(1,048)
Consumer - indirect	(407)	(544)	(1,048)	(925)	(738)
Business, private and corporate banking	(2,776)	(2,016)	(835)	(103)	(325)
Total charge-offs	(5,053)	(4,597)	(3,891)	(3,172)	(2,391)
Recoveries:
Mortgage - permanent	19	9	27	16	34
Mortgage - construction...	2	31	1	0	0
Consumer - direct	208	203	165	76	106
Consumer - indirect	170	184	209	152	42
Business, private and corporate banking	54	29	26	8	21
Total recoveries	453	456	428	252	203
Net charge-offs	(4,600)	(4,141)	(3,463)	(2,920)	(2,188)
Provisions for loan and lease losses	11,867	8,000	4,600	3,900	5,325
Allowance for losses on assets acquired	0	0	0	0	2,000
Balance at end of period	$27,866	$20,599	$16,740	$15,603	$14,623
Allowances allocated to loans and leases classified as loss	$2,067	$1,843	$803	$275	$114
Ratio of net charge-offs to average loans and leases outstanding during the period	0.21%	0.21%	0.18%	0.17%	0.17%

Allowances are provided for individual loans and leases when management considers ultimate collection to be questionable. Such allowances are based, among other factors, upon the estimated net realizable value of the collateral of the loan or guarantees, if applicable. The following table sets forth the allowances for estimated losses on loans and leases by category and summarizes the percentage of total loans and leases in each category to total loans and leases.

	December 31,
	2002		2001		2000		1999		1998
	Allowance Amount	Loans and Leases in Category as a Percentage of Total Loans	Allowance Amount	Loans and Leases in Category as a Percentage of Total Loans	Allowance Amount	Loans and Leases in Category as a Percentage of Total Loans	Allowance Amount	Loans and Leases in Category as a Percentage of Total Loans	Allowance Amount	Loans and Leases in Category as a Percentage of Total Loans
	(Dollars in thousands)

Mortgage - permanent	$2,881	40.4	$2,285	42.6	$3,801	46.3	$4,837	47.1	$4,535	43.5
Mortgage - construction	6,199	19.9	3,601	18.6	3,903	19.1	3,336	15.9	3,199	15.7
Consumer - direct	2,986	10.2	2,812	11.4	2,907	11.8	2,397	12.4	3,113	15.1
Consumer - indirect	1,349	2.5	1,202	3.1	760	0.9	938	5.3	650	4.5
Business, private and corporate banking	14,014	26.9	10,211	24.1	5,166	21.9	3,595	19.3	2,626	21.2
Commercial leases	0	0.1	0	0.2	0	—	0	—	0	—
Unallocated	437	N/A	488	N/A	203	N/A	500	N/A	500	N/A

	$27,866	100.0	$20,599	100.0	$16,740	100.0	$15,603	100.0	$14,623	100.0

Investments and Asset-Backed Securities

Investments and ABS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost.  At December 31, 2002 and 2001, investments and ABS classified as held to maturity were $3.5 million and $7.1 million, respectively.  Unrealized gains and losses on such investments and ABS are not reported in the Consolidated Financial Statements, as these investments and ABS are held for investment purposes.

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

At December 31, 2002 and 2001, investments and ABS classified as available for sale were $826.7 million and $687.0 million, respectively.  The carrying value of these investments and ABS at December 31, 2002 and 2001 includes unrealized gains of $3.4 million (net of a $1.9 million related income tax benefit) and unrealized losses of $4.6 million (net of a $2.5 million related income tax benefit), respectively.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income and may continue to do so in future periods.

Sterling invests primarily in ABS issued by FHLMC and FNMA and other agency obligations.  Such investments provide Sterling with a relatively liquid source of interest income and collateral which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and ABS.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) –Results of Operations – Other Income” and Note 1 of “Notes to Consolidated Financial Statements.”

The following table provides the carrying values, contractual maturities and weighted average yields of Sterling’s investment and ABS portfolio at December 31, 2002.  Actual maturities may differ from the contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Maturity
	Less than One Year	One to Five Years	Over Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Asset-backed securities
Balance	$12	$1,516	$124,744	$617,338	$743,610
Weighted average yield	9.00%	11.98%	4.31%	4.63%	4.59%
U.S. government and agency obligations
Balance	$0	$13,666	$0	$0	$13,666
Weighted average yield	0.00%	3.90%	0.00%	0.00%	3.90%
FHLB Seattle stock, at cost
Balance	$0	$0	$0	$42,213	$42,213
Weighted average yield (1)	0.00%	0.00%	0.00%	6.00%	6.00%
Municipal bonds
Balance	$1,122	$1,946	$284	$0	$3,352
Weighted average yield (2)	4.56%	4.33%	3.83%	0.00%	4.37%
Other (3)
Balance	$0	$521	$5,249	$21,557	$27,327
Weighted average yield	0.00%	6.35%	6.36%	4.19%	4.65%

Total carrying value	$1,134	$17,649	$130,277	$681,108	$830,168
Weighted average yield	4.61%	4.71%	4.39%	4.70%	4.65%

(1)          The weighted average yield on Federal Home Loan Bank of Seattle (“FHLB Seattle”) stock is based upon the dividends received for the year ended December 31, 2002.

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

	December 31,
	2002	2001	2000
	(Dollars in thousands)

Asset-backed securities	$743,610	$617,569	$314,434
U.S. government and agency obligations	13,666	7,178	94,358
FHLB Seattle stock	42,213	39,699	37,082
Municipal bonds	3,352	6,879	9,632
Other	27,327	22,723	30,676

Total	$830,168	$694,048	$486,182

Available for sale	826,692	686,995	476,732
Held to maturity	3,476	7,053	9,450

Total	$830,168	$694,048	$486,182

Weighted average yield	4.65%	5.76%	6.47%

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

Sterling supplements its retail deposit gathering by soliciting funds from public entities and acquiring brokered deposits. Public funds were 14.2% and 15.7% of deposits at December 31, 2002 and 2001, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had $19.6 million and $0 of brokered deposits at December 31, 2002 and 2001, respectively.

The primary deposit vehicles being utilized by Sterling’s customers are CDs with terms of one year or less, regular savings accounts, money market accounts and negotiable order of withdrawal (“NOW”) accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated.

	Years Ended December 31,
	2002		2001		2000
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Certificates of deposit	$1,052,792	3.44%	$981,243	5.35%	$968,109	5.94%
Regular savings and money market accounts	364,823	1.62	406,551	2.42	392,456	3.79
Checking accounts:
NOW accounts	335,003	0.44	209,020	0.52	193,026	0.87
Noninterest-bearing demand accounts	206,323	0.00	129,096	0.00	114,315	0.00

	$1,958,941	2.23%	$1,725,910	3.68%	$1,667,906	4.44%

The following table shows the amounts and remaining maturities of CDs that had balances of $100,000 or more at December 31, 2002 and 2001.

	December 31,
	2002	2001
	(Dollars in thousands)

Less than three months	$175,647	$210,749
Three to six months	102,134	48,546
Six to twelve months	149,151	200,651
Over twelve months	59,248	34,638

	$486,180	$494,584

The following table presents the types of deposit accounts and the rates offered by Sterling Savings Bank and the balance in such accounts as of the specified dates.

		December 31, 2002					December 31, 2001
Minimum Term	Category	Minimum Balances	Amount	Percentage of Total Deposits	Interest Rate Offered		Minimum Balances	Amount	Percentage of Total Deposits	Interest Rate Offered
		(Dollars in thousands, except minimum amounts)
Transaction Accounts:
None	NOW checking	$100	$367,391	18.2	0.10%		$100	$227,982	12.3	0.25%
None	Commercial checking	100	239,033	11.9	0.00		100	140,654	7.6	0.00
None	Regular savings	100	89,474	4.4	0.50		100	82,259	4.4	0.75
None	Money market demand	1,000	311,865	15.5	1.17		1,000	340,400	18.4	1.17
	Total transaction accounts		1,007,763	50.0				791,295	42.7
Certificates of Deposit:
Less than 90 days	Fixed term, fixed rate	5,000	2,035	0.1	0.63		N/A	0	0.0	N/A	(1)
3 months	Fixed term, fixed rate	500	4,099	0.2	1.00		500	16,964	0.9	1.49
6 months	Fixed term, fixed rate	500	123,750	6.2	1.14		500	66,845	3.6	1.49
9 months	Fixed term, adjustable rate	5,000	60,291	3.0	1.98		5,000	77,737	4.2	2.47
11 months	Fixed term, fixed rate	500	70,238	3.5	1.24		500	19,234	1.0	1.59
12 months	Fixed term, fixed rate	500	43,484	2.2	1.29		500	101,423	5.5	1.88
12 months	Fixed term, fixed rate	N/A	0	0.0	N/A	(1)	N/A	119	0.0	N/A	(1)
12 months	Fixed term, adjustable rate	N/A	0	0.0	N/A	(1)	N/A	4	0.0	N/A	(1)
12 months	Fixed term, adjustable rate	N/A	1	0.0	N/A	(1)	N/A	702	0.0	N/A	(1)
15 months	Fixed term, adjustable rate	5,000	37,625	1.9	1.39		5,000	173,301	9.4	1.88
18 months	Fixed term, fixed rate	500	38,806	1.9	1.49		500	52,753	2.8	1.98
24 months	Fixed term, fixed rate	500	28,765	1.4	1.98		500	37,045	2.0	2.67
36 months	Fixed term, fixed rate	500	123,439	6.1	2.72		500	65,870	3.6	3.69
36 months	Zero coupon, fixed term	N/A	0	0.0	N/A		N/A	6	0.0	N/A	(1)
Greater than 36 months	Fixed term, fixed rate	500	139,259	6.9	3.30		500	89,136	4.8	4.57
18 months	Variable rate, IRA	100	4,911	0.2	1.79		100	9,057	0.5	2.38
18 months	Fixed rate, IRA	500	2,427	0.1	1.39		500	5,288	0.3	1.98
36 months	Variable rate, IRA	2,000	13,401	0.7	N/A	(1)	2,000	7,926	0.4	3.06
9 months	Mini-jumbos	80,000	6,257	0.3	1.20		N/A	0	0.0	N/A	(1)
6 months	Jumbos	100,000	287,910	14.3	1.30		N/A	0	0.0	N/A	(1)
Less than 1 year	Brokered	N/A	19,635	1.0	1.65		N/A	0	0.0	N/A	(1)
7 days	Fixed term, fixed rate	N/A	0	0.0	N/A(1)		5,000	2,340	0.1	0.88
7 days	Mini-jumbos	N/A	0	0.0	N/A(1)		80,000	11,207	0.6	1.90
7 days	Jumbos	N/A	0	0.0	N/A(1)		100,000	325,284	17.6	2.00
	Total CDs		1,006,333	50.0				1,062,241	57.3
	Total deposits		$2,014,096	100.0				$1,853,536	100.0

(1)  Not currently offered

The following table sets forth the composition of Sterling’s deposit accounts at the dates indicated.

	December 31,
	2002		2001
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
	(Dollars in thousands)

NOW checking	$367,391	18.2	$227,982	12.3
Commercial checking	239,033	11.9	140,654	7.6
Regular savings	89,474	4.4	82,259	4.4
Money market demand	311,865	15.5	340,400	18.4

Variable-rate certificates:
9-36 months	116,229	5.8	268,728	14.5

Fixed-rate certificates:
0-11 months	513,924	25.5	441,874	23.8
12-35 months	113,482	5.6	196,627	10.6
36-240 months	262,698	13.1	155,012	8.4

Total deposits	$2,014,096	100.0	$1,853,536	100.0

Substantially all of Sterling’s depositors are residents of the States of Washington, Idaho, Montana and Oregon.  Sterling has 63 automated teller machines (“ATM”) to better serve customers in those markets. Customers also can access ATMs operated by other financial institutions. Sterling is a member of The Exchange, an ATM system that allows participating customers to deposit or withdraw funds from NOW accounts, money market demand accounts and savings accounts throughout the United States and Canada. Sterling is also a member of the Plus System ATM network, with numerous locations in the United States and internationally.

Borrowings.  Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements.  See “Management’s Discussion and Analysis – Liquidity and  Sources of Funds.”

The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the “FHL Banks”) each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to savings institutions.  As a condition of membership in the FHLB Seattle, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling’s total mortgages outstanding or total advances from the FHLB Seattle.  At December 31, 2002, Sterling exceeded its FHLB Seattle stock ownership requirement.  The stock of the FHLB Seattle always has been redeemable at par value, but there can be no assurance that this always will be the case.

As a member of the FHLB Seattle, Sterling Savings Bank can apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness, including a minimum ratio of total capital assets of at least five percent, are met.  Each available credit program has its own interest rate and range of maturities.  At December 31, 2002, Sterling had advances totaling $874.5 million from the FHLB Seattle which mature from 2003 through 2015 at interest rates ranging from 1.20% to 8.40%.  See “Management’s Discussion and Analysis – Liquidity and Sources of Funds” and Note 9 of “Notes to Consolidated Financial Statements.”

Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $249.8 million and $218.5 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2002 and 2001, respectively.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “Management’s Discussion and Analysis – Asset and Liability Management,” “Management’s Discussion and Analysis – Liquidity and Sources of Funds” and Note 10 of “Notes to Consolidated Financial Statements.”

Other Borrowings.  Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”) with a balance of $25.0 million outstanding at December  31, 2002.  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% and is payable monthly.  Sterling also has a $5.0 million revolving line of credit with U.S. Bank.  This line of credit matures on September 15, 2003.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% and is payable monthly.  At December 31, 2002, no amounts were outstanding on the line of credit.  The term note and line of credit are collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 11 of “Notes to Consolidated Financial Statements.”

Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-I”) to Sterling Capital Trust (“Trust-I”), a Delaware business trust, of which Sterling owns all of the common equity.  The sole asset of Trust-I is the Junior Subordinated Debentures-I.  Trust-I issued $40.0 million of 9.5% Cumulative Capital Securities (“Trust-I Preferred Securities”) to investors.  Sterling’s obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I’s obligations under the Trust-I Preferred Securities.  The Trust-I Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling was to become regulated as a bank holding company.  The Trust–I Preferred Securities mature in 2027 and are redeemable at the option of Sterling under certain conditions.  The Trust-I Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-I in 2027.  See Note 11 of “Notes to Consolidated Financial Statements.”

Sterling has outstanding $24.7 million of 10.25% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-II”) to Sterling Capital Trust II (“Trust-II”), a Delaware business trust, in which Sterling owns all of the common equity.  The sole asset of Trust-II is the Junior Subordinated Debentures-II.  Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities (“Trust-II Preferred Securities”) to investors.  Sterling’s obligations under the Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II’s obligations under the Trust-II Preferred Securities.  The Trust-II Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures-II and Trust-II Preferred Securities mature in 2031 and are redeemable at the option of Sterling under certain conditions.  The Trust-II Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-II in 2031.  See Note 11 of “Notes to Consolidated Financial Statements.”

Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  Interest accrues at the 90-day LIBOR plus 2.50% and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.  See Note 11 of “Notes to Consolidated Financial Statements.”

The following table sets forth certain information regarding Sterling’s short-term borrowings as of and for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)

Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements	$154,769	$115,971	$79,668
Short-term advances	238,975	115,648	183,918

Average amount outstanding during the period:
Short-term reverse repurchase agreements	45,728	66,718	36,427
Short-term advances	55,641	96,544	99,733

Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements	1.85%	3.56%	6.09%
Short-term advances	4.69%	5.71%	5.77%

Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements	1.83%	2.68%	5.92%
Short-term advances	3.69%	5.06%	5.85%

The following table sets forth certain information concerning Sterling’s outstanding borrowings for the periods indicated.

	December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

FHLB Seattle advances:
Short-term	$238,975	19.1	$117,376	12.0	$84,184	11.2
Long-term	635,540	50.8	515,678	52.6	446,468	59.5
Securities sold subject to reverse repurchase agreements:
Short-term	154,769	12.3	114,999	11.7	6,776	0.9
Long-term	95,000	7.6	103,550	10.6	103,550	13.8
Convertible Subordinated Debt	0	—	3,500	0.4	0	—
Floating Rate Notes Due 2006	30,000	2.4	30,000	3.1	30,000	4.0
Term note payable	25,000	2.0	30,000	3.1	0	—
Advances under lines of credit	0	—	0	—	40,000	5.3
Trust Preferred Securities	64,000	5.1	64,000	6.5	40,000	5.3
Other	8,682	0.7	0	0	0	0

Total borrowings	$1,251,966	100.0	$979,103	100.0	$750,978	100.0

Weighted average interest rate at end of period		4.50%		5.52%		6.65%

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

(2)                      Sterling Capital Trust II was organized in July 2001 as a Delaware business trust.  Sterling owns all the common equity of Trust-II.  The sole asset of Trust-II is the Junior Subordinated Debentures–II issued by Sterling.

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

(6)                      Source Capital Corporation was acquired in September 2001.  The corporation’s assets consist primarily of loans and leases.

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

Personnel

As of December 31, 2002, Sterling, including its subsidiaries, had 953 full-time equivalent employees.  Employees are not represented by a collective bargaining unit.  Sterling believes its relationship with its employees is excellent.

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

Savings and Loan Holding Company Regulation.  Sterling is registered as a savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”).  The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the “QTL Test”).  Sterling presently controls only one savings and loan association, Sterling Savings Bank, which at December 31, 2002 met the QTL Test.

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

The Sarbanes-Oxley Act.  In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted with the intent of protecting investors by improving the accuracy and reliability of corporate disclosures.  The SOA, among other things: requires enhanced financial disclosures; requires greater accountability from management, including the principal executive officer and principal financial officer; demands greater independence of audit functions and provides for enhanced penalties for accounting and auditing improprieties at publicly traded companies.  The SOA directs the Securities and Exchange Commission (“SEC”) and securities exchanges to adopt rules that implement these and other requirements.  A number of rules have been adopted and continue to be proposed and implemented pursuant to the SOA.

The U.S.A. Patriot Act.  In December 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) became effective.  The Patriot Act is designed to combat money laundering and terrorist financing while protecting the U.S. financial system.  The Patriot Act imposes enhanced policy, record keeping and due diligence requirements on domestic financial institutions.  The Patriot Act also amended the Bank Secrecy Act to facilitate access to customer account information by government officials while immunizing banks from liability for releasing such information.

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

The GLBA, among other things, provides customers with greater financial privacy by requiring financial institutions to safeguard their nonpublic personal information.  Financial institutions must advise customers of their policies regarding the sharing of nonpublic personal information with non-affiliated third parties and allow customers to “opt-out” of such sharing (subject to several exceptions related mainly to processing customer-initiated transactions and compliance with current law).

The Home Ownership and Equity Protection Act of 1994.  The Federal Reserve Board has adopted amendments to the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), which expand the protections of HOEPA to cover more transactions and prohibit certain practices deemed harmful to borrowers.  If a loan qualifies as a HOEPA loan, certain practices and terms on high-cost mortgages are restricted and require special consumer disclosures.  The interest rate trigger on first-time liens used to determine whether a loan qualifies as a HOEPA loan has been lowered from 10% to 8% and the cost of single-premium credit insurance products has been added to the points and fees test.  As a result, more of Sterling’s loans are expected to be subject to HOEPA restrictions and disclosure requirements.

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

Under OTS regulations which implement the “prompt corrective action” system mandated by FDICIA, an institution is “well capitalized” if its total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) is 10% or more, its Tier 1 risked-based capital ratio (the ratio of core (Tier 1) capital to risk-weighted assets) is

6% or more, its core (Tier 1) capital ratio (the ratio of core (Tier 1) capital to total assets) is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level.  At December 31, 2002, Sterling Savings Bank met the standards for a “well capitalized” institution.

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

Regulatory Capital Requirements.  Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings Bank.  Such capital standards require that savings associations maintain (i) capital of not less than 1.5% of adjusted total assets, (ii) core (Tier 1) capital of not less than 4% of adjusted total assets and (iii) total risk-based capital of not less than 8% of risk-weighted assets.  As of December 31, 2002, Sterling Savings Bank met all regulatory capital requirements.  For additional information, see “Management’s Discussion and Analysis — Liquidity and Sources of Funds” and “Management’s Discussion and Analysis – Capital Resources.”

Core (Tier 1) capital consists of common shareholders’ equity, including retained earnings; non-cumulative perpetual preferred stock; certain non-withdrawable and pledged deposits; and minority interests in equity accounts of fully consolidated subsidiaries.  In calculating core (Tier 1) capital, certain items must be deducted.  These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged as of April 1989 in activities which were permissible for national banks.  The face amount of credit-enhancing interest-only-strips that exceeds 25% of Tier 1 capital must also be deducted from core (Tier 1) capital.  With respect to purchased mortgage servicing rights, the amount that qualifies to be included in core (Tier 1) capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost or (c) the current amortized book value.  See “Subsidiaries.”

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

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at December 31, 2002 and 2001.  See “Management’s Discussion and Analysis – Capital Resources.”

	December 31,
	2002		2001
	Core (Tier 1) Capital
	Dollars	% (1)	Dollars	%(1)
	(Dollars in thousands)

Total shareholders’ equity	$309,328	8.95	$281,046	9.37
Adjustment:
Unrealized (gains) losses on securities	(3,439)	(0.10)	4,596	0.15
Less:
Goodwill and other intangibles	(43,977)	(1.27)	(44,621)	(1.49)
Investment in non-includable subsidiaries	(327)	(0.01)	(351)	(0.01)
Total core (Tier 1) capital	261,585	7.57	240,670	8.03
Core (Tier 1) capital requirement(2)	138,171	4.00	119,926	4.00

Core (Tier 1) capital excess	$123,414	3.57	$120,744	4.03

	Core (Tier 1) Risk-Based Capital
	Dollars	% (1)	Dollars	% (1)
	(Dollars in thousands)

Total core (Tier 1) capital	$261,585	10.03	$240,669	10.83
Core (Tier 1) risk-based capital requirement(2)	104,300	4.00	88,882	4.00

Core (Tier 1) risk-based capital excess	$157,285	6.03	$151,787	6.83

	Total Risk-Based Capital
	Dollars	% (1)	Dollars	% (1)
	(Dollars in thousands)

Total core (Tier 1) capital	$261,585	10.03	$240,669	10.83
General valuation allowances	25,799	0.99	22,255	1.00
Low-level recourse deduction	(1,477)	(0.06)	(3,157)	(0.14)
Total risk-based capital	285,907	10.96	259,767	11.69
Risk-based capital requirement(2)	208,599	8.00	177,763	8.00

Risk-based capital excess	$77,308	2.96	$82,004	3.69

(1)               Ratio of core (Tier 1) capital to adjusted total assets for the core (Tier 1) capital ratio and ratio of core (Tier 1) and total risk-based capital to risk-weighted assets for core (Tier 1) risk-based and total risk-based capital.

(2)               Sterling exceeds well capitalized requirements which are 10% for total risk-based capital, 6% for Tier 1 risk-based capital, and 5% for Tier 1 leverage capital.

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

Any savings association which does not meet its regulatory capital requirements may not accept, without a written waiver from the OTS, brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5.0% of the association’s total deposits.  In addition, the FDIC prohibits, with certain exceptions, an “insolvent institution” from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution which does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution.  As a “well capitalized” institution, Sterling is qualified to have brokered deposits without prior approval from the OTS.  Sterling had $19.6 million and $0 in brokered deposits at December 31, 2002 and 2001, respectively.

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

The Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.  The FICO has assessment authority separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds.  The FDIC acts as collection agent for the FICO.  The FICO assessment rate, currently $0.03 per $100 of deposits, is adjusted quarterly.

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

Loans to Affiliates.  As directed by HOLA, the OTS has revised the regulations governing transactions between thrifts and their affiliates and incorporated applicable provisions of Regulation W as adopted by the Federal Reserve Board.  Effective April 1, 2003, Regulation W implements restrictions on affiliate transactions as provided in Sections 23A and 23B of the Federal Reserve Act (the “FRA”).  Such transactions are subject to the restrictions of Sections 23A and 23B of the FRA in the same manner and to the same extent as if the savings association were a member bank as defined in the FRA, except that a savings association may not (i) extend credit to any affiliate engaged in activities that are impermissible for a bank holding company or (ii) purchase or invest in any securities of an affiliate other than shares of a subsidiary.

Section 23A of the FRA limits the aggregate amount of “covered transactions” with any one affiliate to 10% of the capital stock and surplus of the member bank.  Covered transactions with all affiliates are limited to no more than 20% of the member bank’s capital stock and surplus. “Covered transactions” are defined in Section 23A to include extending credit to, purchasing the assets of, issuing a guarantee, acceptance or letter of credit on behalf of, or investing in the stock or securities of, any affiliate. Covered transactions also include transactions between a member bank and a nonaffiliated third party to the extent that proceeds of the transactions are used for the benefit of or transferred to the affiliate.  Section 23A also requires a bank to obtain specified levels of collateral for any extension of credit to an affiliate. Section 23B, in general, requires that any transaction with an affiliate be on terms and conditions no less favorable to the member bank than those applicable to transactions with unaffiliated entities. The OTS has recently adopted regulations further defining and clarifying the applicability of Section 23A and 23B to savings associations. The OTS has the authority to impose any additional restrictions on any transaction between a savings association and an affiliate that it determines are necessary to protect the safety and soundness of the association.

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

Loans-to-One-Borrower.  Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event).  OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus.  Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral.  In addition, institutions which meet applicable capital requirements may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 15% of the institution’s unimpaired capital and unimpaired surplus, subject to certain conditions.  At December 31, 2002, Sterling’s loans-to-one-borrower limit was $43.2 million, which management believes is adequate to allow for loan originations.

Qualified Thrift Lender.  Under the QTL Test, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in “qualified thrift investments” on a monthly average basis in nine out of every twelve months.  Qualified thrift investments include, in general, loans, securities and other investments that are related to housing and small business.  At December 31, 2002, Sterling’s qualified thrift investments were 79.6% of portfolio assets.  An institution’s failure to remain a qualified thrift lender (“QTL”) may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions; (3) loss of borrowing privileges at the FHLB Seattle and (4) limitations on the payment of dividends.

Restriction on Business Banking Loans.  According to OTS regulations, Sterling is permitted to hold no more than 20% of its assets in certain business banking loans as defined in the Thrift Financial Report.  At December 31, 2002, Sterling had $546.8 million of such loans, or approximately 15.6% of total assets.

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

As indicated above, if a person’s ownership of the savings association stock is below the threshold levels for control, such person may nevertheless be deemed to be “acting in concert” with one or more other persons who own stock in the savings association, in which case all of the stock ownership of each person acting in concert will be aggregated and attributed to each member of the group, thereby putting each one over the control threshold. Under certain circumstances, acquirers will be presumed to be acting in concert.  For example: (i) a company will be presumed to be acting in concert with a controlling shareholder or management official; (ii) a company controlling or controlled by another company and companies under common control will be presumed to be acting in concert and (iii) persons will be presumed to be acting in concert where they constitute a group under Section 13 or the proxy rules under Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Restrictions on Activities of State-Chartered Associations.  FIRREA prohibits a state-chartered savings association from engaging in any type of activity or any activity in an amount that is not permissible for a federal savings association unless (i) the FDIC has determined that such activity poses no threat to the insurance fund and (ii) the savings association continues to be in compliance with applicable capital requirements.  If the FDIC determines that the amount of such activity does not pose a significant threat to the insurance fund, an association which is in compliance with applicable capital requirements may engage in activities in an amount greater than that permissible for a federal savings association. FIRREA also prohibits a state-chartered savings association from acquiring or retaining any equity investment (other than shares in certain service corporations) of a type or in an amount not permissible for a federal savings association.  A savings association must divest any such equity investment as quickly as can be prudently done.  Pursuant to applicable equity investment rules, Sterling has excluded its investment in assets totaling $327,000 from its calculation of risk-based capital as of December 31, 2002. Sterling is actively marketing these properties.  See “Subsidiaries.”

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

Federal Taxation.  Sterling is subject to federal income taxation under the Internal Revenue Code of 1986 as amended, in the same manner as other corporations.  Sterling files consolidated federal income tax returns on the accrual basis.  See Note 12 of “Notes to Consolidated Financial Statements.”

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

Forward-Looking Statements

From time to time, Sterling and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may be contained in this report and in other documents that Sterling files with the Securities and Exchange Commission.  Such statements may also be made by Sterling and its senior managers in oral or written presentations to analysts, investors, the media and others.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

Forward-looking statements provide our expectations or predictions of future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  These statements speak only as of the date they are made.  We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.  There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.  These factors, some of which are discussed elsewhere in this report, include:

•                       the terrorist attacks on September 11, 2001 and the response of the United States to those attacks;

•                       the strength of the United States economy in general and the strength of the local economies in which Sterling conducts its operations;

•                       the effects of inflation, interest rate levels and market and monetary fluctuations;

•                       trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•                       applicable laws and regulations and legislative or regulatory changes;

•                       the timely development and acceptance of new products and services of Sterling;

•                       the willingness of customers to substitute competitors’ products and services for Sterling’s products and services;

•                       Sterling’s success in gaining regulatory approvals, when required;

•                       technological and management changes;

•                       growth and acquisition strategies;

•                       changes in consumer spending and saving habits; and

•                       Sterling’s success at managing the risks involved in the foregoing.

Where You Can Find More Information.

The periodic reports Sterling files with the SEC are available on Sterling’s website at www.sterlingsavingsbank.com promptly after the reports are filed with the SEC.  In addition, Sterling will provide you with copies of these reports, without charge, upon request made to:

Investor Relations

Sterling Financial Corporation

111 North Wall Street

Spokane, Washington 99201

(509) 458-2711

Item 2.   Properties

Sterling Savings Bank owns 43 branches and leases 15 branches in Washington, owns five branches and leases two branches in Oregon, owns nine branches and leases two branches in Idaho and owns two branches and leases one branch in Montana.  Action Mortgage leases four residential loan production branches (one in Washington, two in Oregon and one in Idaho). INTERVEST leases one office in Washington and leases one office in Oregon. These branches and offices range in size from 500 to 105,000 square feet and have a total net book value, including leasehold improvements and furniture and fixtures, of $47.7 million at December 31, 2002. Leases on these properties expire between April 30, 2003 and June 1, 2028. Sterling believes it will be able to renew the leases or obtain comparable properties.

Item 3.   Legal Proceedings

Periodically, various claims are brought in connection with Sterling’s business.  No material loss is expected from any of such pending claims or lawsuits, although there can be no assurance in this regard.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Shareholder Matters

Stock Market and Dividend Information

Sterling has outstanding one class of Common Stock.  As of March 5, 2003, there were 13,417,281 shares of Common Stock outstanding.  As of March 5, 2003, the Common Stock was owned by 1,455 shareholders of record and the closing price as of that date for the Common Stock was $20.78.  The Common Stock is quoted on the Nasdaq National Market tier of the Nasdaq stock market under the symbol “STSA.”  For information concerning the payment of dividends, see “Business – Regulation – Regulatory Capital Requirements,” “Management’s Discussion and Analysis –Liquidity and Sources of Funds” and Note 25 of “Notes to Consolidated Financial Statements.”

The following table sets forth the high and low bid prices per share for the Common Stock for the periods indicated.  Prior period amounts have been restated to reflect the 10% stock dividend paid in May 2002.

	High	Low

Year ended December 31, 2002:
Fourth quarter	$20.54	$16.75
Third quarter	20.30	15.87
Second quarter	23.10	18.55
First quarter	20.68	13.41

Year ended December 31, 2001:
Fourth quarter	$13.66	$12.25
Third quarter	14.34	11.95
Second quarter	12.62	10.91
First quarter	11.23	9.47

Sterling has never paid cash dividends on its Common Stock.  Sterling intends to retain earnings to facilitate the operation and expansion of its business and to strengthen its capital position.  Sterling therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about Sterling’s Common Stock that may be issued upon the exercise of options, warrants and rights under Sterling’s equity compensation plans as of December 31, 2002.  Details regarding these plans can be found in Note 13 of “Notes to Consolidated Financial Statements.”

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by shareholders: Stock option plans	991,309	$12.09	168,945
Equity compensation plans not approved by shareholders:	None	None	None
Total	991,309	$12.09	168,945

Item 6.   Selected Financial Data (1)(3)

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)

Interest income	$197,313	$201,385	$205,310	$177,109	$155,763
Interest expense	(96,965)	(116,516)	(125,544)	(102,004)	(96,558)
Net interest income	100,348	84,869	79,766	75,105	59,205
Provision for losses on loans and leases	(11,867)	(8,000)	(4,600)	(3,900)	(5,325)
Net interest income after provision for losses on loans and leases	88,481	76,869	75,166	71,205	53,880
Other income	29,080	21,021	14,488	13,562	12,313
Merger, acquisition and conversion costs	0	(283)	0	0	(5,464)
Amortization of intangibles	(644)	(5,377)	(5,490)	(5,692)	(3,971)
Goodwill litigation	(1,100)	(890)	(1,074)	(272)	0
Other operating expenses	(79,199)	(66,743)	(61,404)	(58,514)	(46,856)
Income before income taxes	36,618	24,597	21,686	20,289	9,902
Income tax provision	(11,031)	(8,409)	(8,033)	(7,470)	(3,679)
Net income	$25,587	$16,188	$13,653	$12,819	$6,223
Earnings per share:
Basic(1)	$2.16	$1.47	$1.27	$1.19	$0.58
Diluted(1)	$2.09	$1.44	$1.26	$1.18	$0.57
Weighted average shares outstanding:
Basic(1)	11,843,531	11,005,042	10,779,688	10,758,507	10,684,652
Diluted(1)	12,240,911	11,257,132	10,833,670	10,843,683	10,936,916

Ratios:
Return on average assets	0.80%	0.58%	0.52%	0.52%	0.30%
Return on average shareholders’ equity	13.9%	10.5%	11.0%	10.7%	5.4%
Shareholders' equity to total assets at end of period	5.8%	5.5%	5.3%	4.6%	5.1%
Book value per share at end of period	$17.03	$14.28	$13.11	$10.93	$11.10
Net interest margin	3.37%	3.27%	3.25%	3.33%	3.05%
Nonperforming assets to total assets at end of period	0.59%	0.82%	0.56%	0.65%	0.40%

Operating Cash Performance Ratios:(2)
Operating cash earnings	$25,587	$18,913	$16,147	$15,440	$13,012
Operating cash earnings per share - diluted(1)	$2.09	$1.68	$1.49	$1.42	$1.19
Operating cash return on average shareholders’ equity	13.9%	12.3%	13.0%	12.9%	11.3%
Operating cash return on average assets	0.80%	0.68%	0.62%	0.63%	0.62%
Operating efficiency	62.0%	64.1%	66.3%	66.3%	65.0%

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)

Reported net income	$25,587	$16,188	$13,653	$12,819	$6,223
Add back: goodwill amortization net of tax(4)	0	2,538	2,494	2,621	1,595
Total	$25,587	$18,726	$16,147	$15,440	$7,818

Basic earnings per share:
Reported net income	$2.16	$1.47	$1.27	$1.19	$0.58
Goodwill amortization	0.00	0.23	0.23	0.24	0.15
Adjusted net income	$2.16	$1.70	$1.50	$1.43	$0.73

Diluted earnings per share:
Reported net income	$2.09	$1.44	$1.26	$1.18	$0.57
Goodwill amortization	0.00	0.23	0.23	0.24	0.15
Adjusted net income	$2.09	$1.67	$1.49	$1.42	$0.72

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)

Financial Position Data:
Total assets	$3,506,064	$3,038,593	$2,652,709	$2,546,925	$2,314,587
Loans and leases receivable	2,390,263	2,109,479	1,965,927	1,787,771	1,468,534
Asset-backed securities	743,610	617,569	314,434	343,310	405,725
Investments	86,558	76,479	171,748	162,420	180,680
Deposits	2,014,096	1,853,536	1,724,219	1,617,368	1,545,425
FHLB Seattle advances	874,515	633,054	530,652	490,503	319,540
Reverse repurchase agreements	249,769	118,549	110,326	179,515	195,074
Other borrowings	127,682	127,500	110,000	110,000	97,240
Federal funds purchased	874,515	633,054	530,652	490,503	319,540
Shareholders' equity	203,656	165,690	141,338	117,639	119,017

Statistical Data:
Number of:
Employees (full-time equivalents	953	890	822	817	746
Branches	79	77	77	77	77

(1)          All prior period per share and weighted average share amounts have been restated to reflect the 10% Common Stock dividend distributed in May 2002.

The selected financial data (except the ratios and statistical data) of Sterling for each of the periods has been derived from Sterling’s  consolidated financial statements.  Such consolidated financial statements for the years ended December 31, 2002 and 2001 have been audited by BDO Seidman LLP.  The consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 have been audited by PricewaterhouseCoopers LLP.

(2)          Amounts and ratios exclude certain goodwill amortization and other non-recurring items, including acquisition-related costs and adjustments, net of related income taxes.  Goodwill amortization, net of income tax effect, was $0, $2.5 million, $2.5 million, $2.6 million and $1.6 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.  Acquisition-related costs and other adjustments, net of income tax effect, were $187,000 and $5.2 million for the years ended December 31, 2001 and 1998, respectively.

For the operating efficiency ratios, goodwill and other intangible amortization excluded from operating expenses was $644,000, $5.4 million, $5.5 million, $5.7 million and $4.0 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. Acquisition-related costs excluded from operating expenses were $283,000 and $5.5 million for the years ended December 31, 2001 and 1998, respectively.  Acquisition-related adjustments included in other income were $581,000 for the year ended December 31, 1998.

(3)          Comparability could be affected by past acquisitions and is affected by the change in accounting for goodwill amortization.

(4)          Sterling adopted SFAS No. 142 “Goodwill and Intangible Assets” on January 1, 2002.  The tabular presentation reflects retroactive application of SFAS No. 142, even though SFAS No. 142 by its terms applies prospectively.

The following table contains a reconciliation of GAAP to non-GAAP measures.

Reconciliation of GAAP to non-GAAP Measures

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Operating cash earnings:
Net income, as reported	$25,587	$16,188	$13,653	$12,819	$6,223
Add back; goodwill amortization, net of tax	0	2,538	2,494	2,621	1,595
Add back; merger and acquisition costs, net of tax	0	187	0	0	5,194
Operating cash earnings	$25,587	$18,913	$16,147	$15,440	$13,012

Operating cash earnings per share-diluted:
Earnings per share-diluted, as reported	$2.09	$1.44	$1.26	$1.18	$0.57
Add back; goodwill amortization, net of tax	0.00	0.22	0.23	0.24	0.15
Add back; merger and acquisition costs, net of tax	0.00	0.02	0.00	0.00	0.47
Operating cash earnings per share-diluted	$2.09	$1.68	$1.49	$1.42	$1.19

Return on average shareholders’ equity:
Net income, as reported	$25,587	$16,188	$13,653	$12,819	$6,223
Divided by average shareholders’ equity	184,163	154,008	124,172	119,996	114,848
Return on average shareholders’ equity	13.9%	10.5%	11.0%	10.7%	5.4%

Operating cash return on average shareholders’ equity:
Operating cash earnings	$25,587	$18,913	$16,147	$15,440	$13,012
Divided by average shareholders’ equity	184,163	154,008	124,172	119,996	114,848
Operating cash return on average shareholders’ equity	13.9%	12.3%	13.0%	12.9%	11.3%

Return on average assets
Net income, as reported	$25,587	$16,188	$13,653	$12,819	$6,223
Divided by average assets	3,201,929	2,788,471	2,624,878	2,446,032	2,094,840
Return on average assets	0.80%	0.58%	0.52%	0.52%	0.30%

Operating cash return on average assets:
Operating cash earnings	$25,587	$18,913	$16,147	$15,440	$13,012
Divided by average assets	3,201,929	2,788,471	2,624,878	2,446,032	2,094,840
Operating cash return on average assets	0.80%	0.68%	0.62%	0.63%	0.62%

Weighted average shares outstanding - basic (1)	11,843,531	11,005,042	10,779,688	10,758,507	10,684,652
Weighted average shares outstanding - diluted (1)	12,240,911	11,257,132	10,833,670	10,843,683	10,936,916

(1)          Weighted average shares and per share amounts for prior periods have been restated to reflect the 10% stock dividend paid in May 2002.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For a discussion of the risks and uncertainties inherent in such statements, see “Business – Forward-Looking Statements.”

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

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base.  With $3.51 billion in total assets at December 31, 2002, Sterling attracts FDIC-insured deposits from the general public through 79 retail branches located primarily in rural and suburban communities in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland and Bend, Oregon; and Boise, Idaho; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon.  Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

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

Sterling intends to continue to pursue an aggressive growth strategy, which may include acquiring other financial businesses or branches thereof or other substantial assets or deposit liabilities.  Sterling may not be successful in identifying further acquisition candidates, integrating acquired businesses or preventing deposit erosion or loan quality deterioration of acquired businesses.  There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other businesses on attractive terms.  Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and favorable economic and market conditions.  There can be no assurance that Sterling will be successful in implementing its growth strategy.

Critical Accounting Policies

The accounting and reporting policies of Sterling conform to GAAP and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  Sterling’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Sterling’s Consolidated Financial Statements and Management’s Discussion and Analysis.

Income Recognition.  Sterling recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Sterling discontinues the accrual of interest and any previously accrued interest recognized in income deemed uncollectible is reversed if accrued in the current year or charged against the allowance for loan and lease losses if accrued in the prior year. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

Allowance For Loan and Lease Losses.  In general, determining the amount of the allowance for loan and lease losses requires significant judgment and the use of estimates by management. Sterling maintains an allowance for loan and lease losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This analysis determines an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan and lease losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. Ultimately, Sterling records a provision for loan and lease losses to maintain the allowance at an adequate level. The provision expense could increase or decrease each quarter based upon the results of management’s analysis.

The amount of the allowance for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan and lease losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consists primarily of non-accrual and restructured loans.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, credit cards, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.

There can be no assurance that the allowance for loan and lease losses will be adequate to cover all losses, but management believes the allowance for loan and lease losses was adequate at December 31, 2002. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in problem assets, delinquencies and losses on loans.

Investment Securities.  Investment securities are initially recorded at cost, which includes premiums and discounts if purchased at other than par or face value. Sterling amortizes premiums and discounts as an adjustment to interest income using the effective interest method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Sterling has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Sterling’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in shareholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary will be written down to current market value and included in earnings as realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2002. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

Goodwill And Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Sterling’s goodwill relates to value inherent in the banking business and the value is dependent upon Sterling’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Under GAAP in effect through December 31, 2001, Sterling amortized goodwill on a straight-line basis over periods ranging from ten to fifteen years. Effective January 1, 2002, Sterling was no longer required to amortize previously recorded goodwill as a result of adopting SFAS 142 and SFAS 147.

Sterling has performed the transitional impairment tests on its goodwill assets and has concluded the recorded value of goodwill was not impaired as of December 31, 2002. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude impairment indicators exist and Sterling’s goodwill is impaired, which would result in Sterling’s recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.

Real Estate Owned.  Property acquired in satisfaction of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell.  Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.

An allowance for losses on real estate owned is established to include amounts for estimated losses as a result of impairment in value of the real property after repossession.  Sterling reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable.  In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, an impairment loss is recognized.  As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

Net Interest Income

The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  Changes in NII result from changes in volume, net interest spread and net interest margin.  Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.  Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.  During the year ended December 31, 2002, the increase in net interest income was primarily due to an increase in loan and ABS volumes that had higher net interest rate spreads and also due to lower cost of funds, reflecting the repricing of deposits and borrowings.  During the year ended December 31, 2001, the increase in net interest income was primarily due to an increase in loan, lease and ABS volume.

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

	Years Ended December 31,
	2002			2001			2000
	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)
	(Dollars in thousands)

Loans and leases	$2,241,643	$159,278	7.11%	$2,016,167	$165,976	8.23%	$1,953,951	$172,954	8.85%
Asset-backed securities	640,425	33,539	5.24	473,923	29,062	6.13	336,085	21,630	6.44
Investment and cash equivalents	93,519	4,496	4.81	104,757	6,347	6.06	168,002	10,726	6.38
Total interest-earning assets	$2,975,587	$197,313	6.63%	$2,594,847	$201,385	7.76%	$2,458,038	$205,310	8.35%
Noninterest-earning assets	226,342			194,473			166,840
Total assets	$3,201,929			$2,789,320			$2,624,878
Interest-bearing liabilities:
Certificates of deposit	$1,052,792	$36,255	3.44%	$981,243	$52,510	5.35%	$968,109	$57,525	5.94%
Regular savings and money market accounts	364,823	5,906	1.62	406,551	9,838	2.42	392,456	14,875	3.79
Interest-bearing demand accounts	335,003	1,471	0.44	209,020	1,086	0.52	193,026	1,673	0.87
Total interest-bearing deposits	1,752,618	43,632	2.49	1,596,814	63,434	3.97	1,553,591	74,073	4.77
Noninterest-bearing demand deposits	206,323	0	0.00	129,096	0	0.00	114,315	0	0.00
Total deposits	1,958,941	43,632	2.23	1,725,910	63,434	3.68	1,667,906	74,073	4.44
FHLB Seattle advances	703,568	36,278	5.16	577,403	34,594	5.99	520,791	31,792	6.10
All other borrowings	185,826	8,047	4.33	161,169	8,896	5.52	174,396	9,396	5.39
Trust Preferred Securities	64,000	6,346	9.92	50,968	4,931	9.67	40,000	3,860	9.65
Term note payable	26,223	1,150	4.39	13,710	438	3.19	0	0	0.00
Convertible Subordinated Debt	1,167	44	3.77	882	66	7.48	0	0	0.00
Floating Rate Notes Due 2006	30,000	1,468	4.89	30,000	2,241	7.47	30,000	2,870	9.57
Advances under lines of credit	0	0	0.00	21,720	1,916	8.82	40,019	3,553	8.88
Total interest-bearing liabilities	2,969,725	$96,965	3.27%	2,581,762	$116,516	4.51%	2,473,112	$125,544	5.08%
Other noninterest-bearing liabilities	48,041			53,550			27,594
Total liabilities	3,017,766			2,635,312			2,500,706
Shareholders’ equity	184,163			154,008			124,172
Total liabilities and shareholders’ equity	$3,201,929			$2,789,320			$2,624,878

Net interest spread		$100,348	3.36%		$84,869	3.25%		$79,766	3.27%

Net interest margin			3.37%			3.27%			3.25%

Ratio of average interest-earning assets
to average interest-bearing liabilities			100.20%			100.51%			99.39%

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

	December 31, 2002 Increase (Decrease) Due to:				December 31, 2001 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)

Interest income on:
Loans and leases	$18,562	$(22,719)	$(2,541)	$(6,698)	$5,332	$(12,253)	$(57)	$(6,978)
Asset-backed securities	10,210	(4,243)	(1,490)	4,477	8,871	(1,021)	(418)	7,432
Investment and cash equivalents	(681)	(1,311)	141	(1,851)	(4,038)	(547)	206	(4,379)
Total interest income	28,091	(28,273)	(3,890)	(4,072)	10,165	(13,821)	(269)	(3,925)

Interest-bearing deposits:
Certificates of deposit	3,829	(18,719)	(1,365)	(16,255)	780	(5,719)	(76)	(5,015)
Regular savings and money market accounts	(1,010)	(3,256)	334	(3,932)	534	(5,378)	(193)	(5,037)
Interest-bearing demand accounts	655	(168)	(102)	385	139	(670)	(56)	(587)

Total deposits	3,474	(22,143)	(1,133)	(19,802)	1,453	(11,767)	(325)	(10,639)
FHLB Seattle advances	7,559	(4,821)	(1,054)	1,684	3,456	(590)	(64)	2,802
All other borrowings	1,361	(1,917)	(293)	(849)	(713)	230	(17)	(500)
Trust Preferred Securities	1,261	123	31	1,415	1,058	10	3	1,071
Term note payable	400	163	149	712	0	0	438	438
Convertible Subordinated Debt	21	(33)	(10)	(22)	0	0	66	66
Floating Rate Notes Due 2006	0	(773)	0	(773)	0	(629)	0	(629)
Advances under lines of credit	(1,916)	0	0	(1,916)	(1,625)	(23)	11	(1,637)
Total interest expense	12,160	(29,401)	(2,310)	(19,551)	3,629	(12,769)	112	(9,028)
Net interest income	$15,931	$1,128	$(1,580)	$15,479	$6,536	$(1,052)	$(381)	$5,103

Asset and Liability Management

The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government.  Like all financial institutions, Sterling’s NII and the net present value (“NPV”), or estimated fair value, are subject to fluctuations in interest rates.  For example, some of Sterling’s ARMs are indexed to the one-year or five-year U.S. Treasury index or periodic fixed-rate LIBOR Swaps. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling’s results of operations.  Currently, Sterling’s interest-bearing assets mature or reprice more frequently, or on different terms, than do its interest-bearing liabilities. The fact that assets mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates; however, such an asset/liability structure may result in declining NII during periods of declining interest rates.  See “Business – Lending Activities.”

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

	At December 31, 2002						At December 31, 2001
Change in Interest Rate in Basis Points (Rate Shock)	NPV(1)		Ratio of NPV to the Present Value of Total Assets		% Change in NPV(1)		NPV(1)	Ratio of NPV to the Present Value of Total Assets	% Change in NPV(1)
(Dollars in thousands)

+300	$223,622		6.36%		4.8		$28,769	1.00%	(72.7)
+200	229,759		6.53		7.6		55,326	1.89	(47.5)
+100	234,577		6.67		9.9		75,598	2.55	(28.3)
Static	213,442		6.07		0		105,406	3.48	0
-100	164,741		4.68		(22.8)		125,865	4.10	19.4
-200	N/A	(2)	N/A	(2)	N/A	(2)	117,709	3.80	11.7
-300	N/A	(2)	N/A	(2)	N/A	(2)	120,002	3.85	13.8

(1)    The NPV calculation at December 31, 2002 includes a change in modeling assumptions adopted by management during the third quarter of 2002.  For comparison purposes, under Sterling’s prior modeling method, NPV would have been reported at $114.6 million at December 31, 2002, with that value decreasing by 31.4% and 52.4% if interest rates were to increase by 2% and 3%, respectively.  This compares with a NPV of $105.4 million at December 31, 2001, which would have declined by 47.5% and 72.7% if interest rates generally were to increase by 2% and 3%, respectively.

(2)    In low interest rate environments, the calculations are not meaningful.

The NPV calculation at December 31, 2002 includes a change in modeling assumptions adopted by management during the third quarter of 2002.  Deposit valuations have been refined from a historic single-premium rate to an evaluation of the present value, given wholesale borrowing rates and considering average life, rate paid and effective duration by category of deposits.  The changes in modeling assumptions more closely reflect market valuations and overall interest rate risk measures more in line with OTS evaluations.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a positive 5.8% and a negative 5.0% at December 31, 2002 and 2001, respectively.  Sterling calculated its three-year gap position to be a positive 2.8% and a negative 1.8% at December 31, 2002 and 2001, respectively.  The decrease in the negative readings at the three-year gap position was primarily due to a larger proportion of variable to fixed-rate loans being funded, and a focus on shorter duration more frequently repricing assets.  Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At December 31, 2002, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “Results of Operations – Net Interest Income” and “Capital Resources.”

The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling’s interest-earning assets and interest-bearing liabilities at December 31, 2002.  Other than loans which are in the held-for-sale portfolio, all of the financial instruments of Sterling are intended to be held to maturity.  The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling’s historical experience, estimates from secondary market sources such as FHLMC and estimated passbook deposit decay rates (the rate of withdrawals or transfers to higher-yielding CDs).  Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard.  The classification of mortgage loans, investments and ABS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information reported in accordance with GAAP and contained elsewhere in this Report on Form 10-K.

	Maturity or Repricing
	0 to 3 Months	Over 3 Months to 1 Year	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, investments and ABS:
ARM, balloon mortgage loans and ABS	$687,107	$277,280	$231,300	$58,046	$330	$1,254,063
Fixed-rate mortgage loans	78,719	96,142	169,836	157,971	437,501	940,169
Loans held for sale	22,549	0	0	0	0	22,549
Total mortgage loans, investments and ABS	788,375	373,422	401,136	216,017	437,831	2,216,781
Nonmortgage loans:
Consumer	109,299	61,839	80,967	34,235	21,806	308,146
Commercial	296,407	131,027	148,115	49,852	29,458	654,859
Total loans, investments and ABS	1,194,081	566,288	630,218	300,104	489,095	3,179,786

Cash, investments and ABS	121,906	1,187	6,732	9,481	12,738	152,044
	1,315,987	567,475	636,950	309,585	501,833	3,331,830

Cash on hand and in banks	0	0	0	0	76,066	76,066
Other noninterest-earning assets	0	0	0	0	98,168	98,168
Total assets	$1,315,987	$567,475	$636,950	$309,585	$676,067	$3,506,064
Interest-bearing liabilities:
Deposits:
Certificates of deposit	$304,738	$470,896	$123,527	$57,383	$49,789	$1,006,333
Checking accounts	14,676	43,954	120,196	118,490	309,108	606,424
Money market accounts	311,865	0	0	0	0	311,865
Passbook accounts	3,578	10,737	28,632	28,632	17,895	89,474
Total deposits	634,857	525,587	272,355	204,505	376,792	2,014,096
FHLB Seattle advances	53,975	235,000	340,591	55,785	189,164	874,515
Repurchase agreements	76,440	78,329	95,000	0	0	249,769
Other borrowings	55,000	8,682	0	0	64,000	127,682
Total interest-bearing liabilities	$820,272	$847,598	$707,946	$260,290	$629,956	$3,266,062

Other noninterest-bearing liabilities					36,346	36,346
Shareholders’ equity	0	0	0	0	203,656	203,656
Total liabilities and shareholders’ equity	$820,272	$847,598	$707,946	$260,290	$869,958	$3,506,064

Net gap	$495,715	$(280,123)	$(70,996)	$49,295	$(193,891)	$0

Cumulative gap	$495,715	$215,592	$144,596	$193,891	$0	$0

Cumulative gap to total assets	14.14%	6.15%	4.12%	5.53%	0.00%	0.00%

Financial Position

Assets.  At December 31, 2002, Sterling’s assets were $3.51 billion, up 16% from $3.04 billion at December 31, 2001. The increase was primarily due to growth in ABS and net loans and leases receivable.

Investments and ABS.  Sterling’s investment and ABS portfolio at December 31, 2002 was $830.2 million, up $136.2 million from the December 31, 2001 balance of $694.0 million.  The increase was primarily due to purchases of ABS.

Loans and Leases Receivable.  At December 31, 2002, net loans and leases receivable were $2.39 billion, up $280.8 million from $2.10 billion at December 31, 2001.  The increase was primarily due to growth in commercial real estate and business banking loans.  See “Business – Lending – Loan Portfolio Analysis.”

Other Assets and Bank-Owned Life Insurance.  Other assets and bank-owned life insurance (“BOLI”) increased to $72.5 million from $43.0 million at December 31, 2001.  The increase was primarily due to the purchase of $25.0 million in BOLI, which is being used to fund employee benefits.

Deposits.  Total deposits increased $160.6 million to $2.01 billion at December 31, 2002 from $1.85 billion at December 31, 2001.  The decrease in the average cost of total deposits noted in the table below was primarily due to the decrease in the rates paid on certificates of deposit.  The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	December 31,
	2002		2001
	Amount	%	Amount	%
	(Dollars in thousands)

Certificates of deposit	$1,006,333	50.0	$1,062,241	57.3
Savings and money market	401,339	19.9	422,659	22.8
NOW checking	367,391	18.2	227,982	12.3
Noninterest checking	239,033	11.9	140,654	7.6

Total deposits	$2,014,096	100.0	$1,853,536	100.0

Weighted average cost of deposits at end of period	1.72%		2.48%

Borrowings.  Sterling’s primary sources of borrowing are the FHLB Seattle advances, securities sold under agreements to repurchase and other borrowings.  At December 31, 2002, total borrowings were $1.25 billion, compared with $979.1 million at December 31, 2001, an increase of $272.9 million. The increase, primarily in FHLB advances, was used to fund loan growth and purchase ABS.  See “Liquidity and Sources of Funds.”

Results of Operations for the Years Ended December 31, 2002 and 2001

Overview.  Sterling recorded net income of $25.6 million, or $2.09 per diluted share, for the year ended December 31, 2002, compared with net income of $16.2 million, or $1.44 per diluted share, for the year ended December 31, 2001.  The increase in net income reflected higher net interest income, other income and discontinuance of goodwill amortization.

Highlights of 2002 achievements include:

•                       On an operating cash earnings basis, earnings per diluted share were $2.09 for the year ended December 31, 2002, compared to $1.68 per diluted share for the same period in 2001, an increase of 24%.  Operating cash earnings are calculated by excluding from net income goodwill amortization and acquisition costs, both net of income taxes.

•                       Return on average equity was 13.9%, compared with 10.5% for fiscal year 2001.

•                       Total assets increased to over $3.5 billion.

•                       Total other income increased by 38% over last year.

•                       Total loan originations were a record $1.83 billion, up by 25% over 2001.

•                       Checking account balances increased by 65% over last year.

•                       Book value per share increased by 19% to $17.03 at December 31, 2002 from $14.28 at December 31, 2001, as adjusted for the 2002 stock dividend.

•                       On an operating cash basis, return on average equity for the year ended December 31, 2002 increased to 13.9%, compared with 12.3% for the same period in 2001.

•                       The return on average assets was 0.80% and 0.58% for the years ended December 31, 2002 and 2001, respectively.

Net Interest Income.  Net interest income for the years ended December 31, 2002 and 2001 was $100.3 million and $84.9 million, respectively.  The 18% increase in NII was primarily due to an increase in the average volumes of loans and ABS with higher net interest spreads and a decrease in the cost of funds as liabilities repriced.  During the year ended December 31, 2002, average loans increased by $225.5 million, an increase of 11.0% over 2001.  The volume factor, attributable primarily to an increase in loans and ABS, resulted in an increase in NII of approximately $15.5 million.

During the same periods, the net interest margins were 3.37% and 3.27%, respectively.  Net interest spreads were 3.36% and 3.25%, respectively.  Net interest spread decreased primarily due to a more rapid repricing of loans relative to Sterling’s interest-bearing liabilities.  Net interest margin increased due to higher net interest income.

Provision for Losses on Loans and Leases.  Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income.  The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.

Sterling recorded provisions for losses on loans and leases of $11.9 million and $8.0 million for the years ended December 31, 2002 and 2001, respectively.  The level of loan and lease charge-offs to average loans and leases was 0.21% for the years ended December 31, 2002 and 2001.  At December 31, 2002, Sterling=s loan delinquency rate (60 days or more) as a percentage of total loans and leases was 0.82%, compared with 1.12% at December 31, 2001.  Total nonperforming loans and leases were $16.9 million, or 0.71% of net loans and leases at December 31, 2002, compared with $22.0 million, or 1.04% of net loans and leases at December 31, 2001.  Management believes that Sterling’s asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans.  Management further anticipates it may need to continue to maintain and enhance its overall allowance position proportionate with growth and diversification in the loan portfolio.

Classified assets at December 31, 2002 were $84.7 million compared to $55.1 million at December 31, 2001.  The 60-day-plus loan delinquency ratio dropped from 1.12% at December 31, 2001 to 0.82% at December 31, 2002.

Management believes the provisions for losses on loans and leases for the years ended December 31, 2002 and 2001 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard.  Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

The following table summarizes loan and lease loss allowance activity for the periods indicated.

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)

Allowance for losses on loans and leases:

Balance at beginning of year	$20,599	$16,740

Provision for losses on loans and leases	11,867	8,000
Amounts written off net of recoveries and other	(4,600)	(4,141)
Balance at December 31	$27,866	$20,599

Other Income/Expense.  The following table summarizes the components of other income for the periods indicated.

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)

Fees and service charges	$16,678	$13,147
Mortgage banking operations	5,982	3,567
Loan servicing fees	536	1,147
Net gains on sales of securities	2,925	3,746
Real estate owned operations	(126)	(657)
Bank-owned life insurance	3,280	988
Other noninterest income (expense)	(195)	(917)

Total other income	$29,080	$21,021

Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans.  The increase for the year ended December 31, 2002, compared with the year ended December 31, 2001, was primarily due to the implementation of new service charges associated with transaction accounts, improved efficiencies in assessing overdraft charges and additional charges for loan revisions.  The growth in fees from transaction accounts primarily reflects the increase in corporate banking activities and promotional efforts for retail account growth.

The increase in income from mortgage banking operations for the year ended December 31, 2002 compared to the same period in 2001, was primarily due to increased refinancing activity and loan sales driven by lower interest rates.

The increase in income from BOLI for the year ended December 31, 2002, compared to the same period in 2001, was primarily due to additional purchases of BOLI in the first quarter of 2002.

The decrease in loan servicing fees during the year ended December 31, 2002, compared to the same period in 2001, was primarily due to write downs of mortgage servicing rights in the fourth quarter of 2002.

The following table summarizes originations and sales of residential and commercial real estate loans for the periods indicated.

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)

Originations of one- to four-family permanent	$351.0	$204.5
Sales of residential loans	211.0	221.5
Sales of commercial real estate loans	65.1	51.5
Principal balances of residential mortgage loans serviced for others	198.6	201.0

Real estate owned operations and other for the year ended December 31, 2002 showed a loss of $126,000, compared with a loss of $657,000 for the year ended December 31, 2001.  The change in real estate owned operations and other for the year ended December 31, 2002 was primarily due to an increase in the provision for losses on real estate owned from 2001.

During the year ended December 31, 2002, Sterling sold approximately $635.9 million of investments and ABS, resulting in net gains of $2.9 million.  During the year ended December 31, 2001, Sterling sold approximately $344.3 million of investments, resulting in net gains of $3.7 million.  The increase in sales of ABS in 2002 was primarily due to a change in  the maturity structure in response to a rapidly changing interest rate environment.

Operating Expenses.  Operating expenses were $80.9 million and $73.3 million for the years ended December 31, 2002 and 2001, respectively, an increase of 10%.  The higher level of operating expenses was primarily a result of expanding staffing in Sterling’s branch delivery network, an increase in employee benefits, data processing, occupancy costs and advertising costs, partially offset by the elimination of goodwill amortization in 2002.

Employee compensation and benefits were $42.9 million and $35.3 million for the years ended December 31, 2002 and 2001, respectively. The employee costs reflected increased mortgage banking staff and additional staff for Sterling’s cash management operations and the Corporate Banking Centers.  At December 31, 2002, full-time-equivalent employees were 953, compared with 890 at December 31, 2001.

Data processing expense was $6.2 million and $5.3 million for the years ended December 31, 2002 and 2001, respectively.  The increase was primarily due to an increase in costs associated with the higher volumes of transactions related to Sterling’s deposit growth.

Goodwill litigation expenses were $1.1 million and $890,000 for the years ended December 31, 2002 and 2001, respectively.  Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

For the years ended December 31, 2002 and 2001, respectively, amortization of goodwill was $0 and $3.8 million, reflecting the cessation of goodwill amortization.  Pursuant to SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested annually for impairment.  See Note 7 of “Notes to Consolidated Financial Statements.”

Advertising expenses were $4.2 million and $2.9 million for the years ended December 31, 2002 and 2001, respectively.  The increase reflected additional advertising for Sterling’s image campaign.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $11.0 million and $8.4 million for the years ended December 31, 2002 and 2001, respectively.  The effective tax rates during these periods were 30.1% and 34.2%, reflecting tax-exempt BOLI and municipal bond investment income.

Results of Operations for the Years Ended December 31, 2001 and 2000

Overview.  Sterling recorded net income of $16.2 million, or $1.44 per diluted share, for the year ended December 31, 2001, compared with net income of $13.7 million, or $1.26 per diluted share, for the year ended December 31, 2000.  The increase in net income reflected higher net interest income and other income.

Return on Average Equity.  On an operating cash basis, return on average equity for the year ended December 31, 2001 decreased to 12.3%, compared with 13.0% for the same period in 2000.  Operating cash refers to net income excluding goodwill amortization and acquisition costs, net of related income tax.

Return on Average Assets.  The annualized return on average assets was 0.58% and 0.52% for the years ended December 31, 2001 and 2000, respectively.  The annualized return on average equity was 10.5% and 11.0% for the years ended December 31, 2001 and 2000, respectively.

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

Sterling recorded provisions for losses on loans and leases of $8.0 million and $4.6 million for the years ended December 31, 2001 and 2000, respectively.  The level of loan and lease charge-offs to average loans and leases increased to 0.21% for the year ended December 31, 2001 compared to 0.18% in 2000.  At December 31, 2001, Sterling=s loan delinquency rate (60 days or more) as a percentage of total loans and leases was 1.12%, compared with 0.51% at December 31, 2000.  Total nonperforming loans and leases were $22.0 million, or 1.04% of net loans and leases at December 31, 2001, compared with $8.4 million, or 0.43% of net loans and leases at December 31, 2000.  Management believes that Sterling’s asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans.  Management further anticipates it may need to continue to maintain and enhance its overall allowance position proportionate with growth and diversification in the loan portfolio.

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

Other Income.  The following table summarizes the components of other income for the periods indicated.

	Years Ended December 31,
	2001	2000
	(Dollars in thousands)

Fees and service charges	$13,147	$12,489
Mortgage banking operations	3,567	787
Loan servicing fees	1,147	895
Net gains on sales of securities	3,746	1
Real estate owned operations	(657)	149
Bank-owned life insurance	988	0
Other noninterest expense	(917)	0

Total other income	$21,021	$14,321

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

The following table summarizes loan originations and sales of loans for the periods indicated.

	Years Ended December 31,
	2001	2000
	(Dollars in thousands)

Originations of one- to four-family permanent mortgage loans	$204.5	$95.5
Sales of residential loans	221.5	43.6
Sales of commercial real estate loans	51.5	26.1
Principal balances of residential mortgage loans serviced for others	201.0	203.7

The increase in income from mortgage banking operations for the year ended December 31, 2001, compared to the same period in 2000, was primarily due to a higher volume of commercial real estate sales and residential loan sales from Action Mortgage Company, reflecting strong refinancing activity.

Real estate owned operations for the year ended December 31, 2001 showed a loss of $657,000, compared with a gain of $149,000 for the year ended December 31, 2000.  The decrease in real estate owned operations for the year ended December 31, 2001 was primarily due to an increase in the provision for losses on real estate owned.

During the year ended December 31, 2001, Sterling sold approximately $344.3 million of investments and ABS, resulting in net gains of $3.7 million.  During the year ended December 31, 2000, Sterling sold approximately $2.1 million of investments, resulting in net gains of $1,000.

The increase in BOLI for the year ended December 31, 2001 over year 2000 was primarily due to earnings from changes in the cash surrender value of BOLI.

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

Liquidity and Sources of Funds

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from the FHLB Seattle and other borrowings. Deposits increased to $2.01 billion at December 31, 2002, from $1.85 billion at December 31, 2001.  Advances from the FHLB Seattle increased to $874.5 million at December 31, 2002 from $633.1 million at December 31, 2001.  See “Business – Sources of Funds – Borrowings.”

Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $249.8 million and $218.5 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2002 and 2001, respectively.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “Management’s Discussion and Analysis – Asset and Liability Management,” “Management’s Discussion and Analysis — Liquidity and Sources of Funds” and Note 10 of “Notes to Consolidated Financial Statements.”

During the year ended December 31, 2002, cash provided by or used in investing activities consisted primarily of principal and interest payments on loans and ABS, and sales and purchases of ABS.  The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.  During the year ended December 31, 2002, net cash was used in investing activities primarily to fund loans and purchase ABS.

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

Sterling Savings Bank’s credit line with the FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements. At December 31, 2002, this credit line represented a total borrowing capacity of $1.1 billion, of which $133.4 million was available. Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements. At

December 31, 2002, Sterling Savings Bank had $249.8 million in outstanding borrowings under reverse repurchase agreements and funds purchased and also had securities available for additional secured borrowings of $47.2 million.

Sterling, on a parent company-only basis, had cash and other resources of approximately $9.0 million and a revolving line of credit from U.S. Bank of $5.0 million at December 31, 2002 with no funds drawn on this line of credit.  The U.S. Bank line of credit is secured by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 11 of “Notes to Consolidated Financial Statements.”

At December 31, 2002 and 2001, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  At December 31, 2002 and 2001, Sterling had an investment in the Common Stock of Sterling Savings Bank of $106.2 million.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $11.6 million during the year ended December 31, 2002. These resources were sufficient to meet the operating needs of Sterling, including interest expense on the Floating Rate Notes Due 2006 and other borrowings.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See “Business – Regulation.”

Sterling Savings Bank actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.  This is balanced with the need to maximize yield on alternative investments.  The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

Sterling’s total shareholders’ equity was $203.7 million at December 31, 2002, compared with $165.7 million at December 31, 2001.  At December 31, 2002 and 2001, shareholders’ equity was 5.8% and 5.5% of total assets, respectively.

At December 31, 2002, Sterling had an unrealized gain of $3.4 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2001, Sterling had an unrealized loss of $4.6 million net of related income tax.  During 2002, long-term interest rates have decreased, resulting in an unrealized gain on investments and ABS.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income (loss) in shareholders’ equity and may continue to do so in future periods.  See “Business – Investments and ABS.”

Other Borrowings.  Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”) with a balance of $25.0 million outstanding at December  31, 2002.  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% and is payable monthly.  Sterling also has a $5.0 million revolving line of credit with U.S. Bank.  This line of credit matures on September 15, 2003.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% and is payable monthly.  At December 31, 2002, no amounts were outstanding on the line of credit.  The term note and line of credit are collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 11 of “Notes to Consolidated Financial Statements.”

Sterling’s $40.0 million of 9.5% Cumulative Capital Securities (“Trust-I Preferred Securities”) and $24.0 million of 10.25% Cumulative Capital Securities (“Trust-II Preferred Securities”) are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.

Sterling’s $30.0 million of Floating Rate Notes Due 2006 could also be treated as Tier II capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  See Note 11 of “Notes to Consolidated Financial Statements” and “Other Borrowings.”

Sterling anticipates total capital expenditures of approximately $5.5 million for the year ending December 31, 2003.  Sterling anticipates continuing to fund these expenditures from various sources, including retained earnings and borrowings with various maturities.  Sterling is exploring opportunities to sell certain developed properties and enter into lease arrangements.  There can be no assurance that Sterling’s estimates of capital or the funding thereof are accurate.

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Well capitalized standards are generally higher.  Sterling Savings Bank anticipates that it will continue to enhance its capital resources and the regulatory capital ratios of Sterling Savings Bank through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At December 31, 2002, Sterling Savings Bank exceeded all such minimum and well capitalized regulatory capital requirements. See Note 16 of “Notes to Consolidated Financial Statements.”

Goodwill Litigation

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

In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters relating to Sterling’s past acquisitions of troubled thrift institutions (the “Goodwill Litigation”).  In the Goodwill Litigation, Sterling seeks damages for, among other things, breach of contract and for deprivation of property without just compensation.

On September 12, 2002, the U.S. Court of Federal Claims granted Sterling Savings Bank’s motion for summary judgment as to liability, holding that the United States government owed contractual obligations to Sterling with respect to its acquisition of three failing regional thrifts during the 1980’s and had breached its contracts with Sterling.  It is anticipated that the Court will now establish a date to determine the amount of damages to Sterling, which is likely to be in 2003.  The outcome of the Goodwill Litigation cannot be predicted with certainty.  Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

New Accounting Policies

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets.  Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 on January 1, 2003 is not expected to have a material effect on Sterling’s consolidated financial statements.

On January 1, 2002, Sterling adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121.  Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required.  The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on Sterling’s consolidated financial statements.

In April 2002, the FASB issued Statement Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses.  Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Finally, SFAS No. 145 also makes technical corrections to existing pronouncements.  The adoption of SFAS No. 145 on January 1, 2003 is not expected to have a material impact on Sterling’s consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (“SFAS No. 147”), “Acquisitions of Certain Financial Institutions,” an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9.  SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  SFAS No. 147 also removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9.  As a result, the excess of the fair values of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142.  SFAS No. 147 will be applied prospectively to future business combinations.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”).  FIN No.  45 requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain guarantees. FIN No. 45 also clarifies the requirements of FASB No. 5,  “Accounting for Contingencies,” relating to guarantees.  In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying (a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable) that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity and guarantees of a company’s own future performance.  Other guarantees are subject to the disclosure requirements of FIN No. 45 but not to the recognition provisions.  The initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 with disclosure requirements effective for financial statements for periods ending after December 15, 2002.  Sterling will apply these requirements on a prospective basis to guarantees issued or modified after December 31, 2002, and significant commitments have been disclosed in “Notes to Consolidated Financial Statements.”  Sterling does not expect the requirements of FIN No. 45 to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.  The amendments to SFAS No. 123, which provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged.  Sterling has adopted the disclosure provisions of SFAS No. 148 in its 2002 financial statements.  As Sterling does not plan to adopt the fair value provisions of SFAS No. 123, Sterling does not believe the implementation of SFAS No. 148 will have a material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46).  The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Historically, entities generally were not consolidated unless the entity was controlled through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity.  FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements of FIN No. 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003.  Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Sterling currently believes that the adoption of FIN No. 46 will not have a material impact on its financial statements.

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

The required information is contained on pages F-1 through F-49 of this Form 10-K.

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

PART III

Items 10 through 13 of Part III are incorporated by reference from Sterling’s definitive Proxy Statement issued in conjunction with its Annual Meeting of Shareholders to be held April 22, 2003.

Item 14.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Sterling’s principal executive officer and principal financial officer have evaluated the effectiveness of Sterling’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Sterling’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Sterling required to be included in Sterling’s reports filed or submitted under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in Sterling’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  Documents which are filed as a part of this report:

1.                      Financial Statements:  The required financial statements are contained in pages F-1 through F-49 of this Form 10-K.

2.                      Financial Statement Schedules:  Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

3.                      Exhibits:

Exhibit No.	Exhibit
2.1

Agreement and Plan of Merger by and between Sterling Financial Corporation and Empire Federal Bancorp, Inc. dated as of September 19, 2002.  Filed as Exhibit 2.1 to Sterling’s Form S-4 dated December 9, 2002 and incorporated by reference herein.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s Form S-4 dated December 9, 2002 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.2 to Sterling’s Form S-4 dated December 9, 2002 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Form S-4 dated December 9, 2002 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

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

10.2

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

10.8	Form of Employment Agreement for Executive Officers. Filed as Exhibit 10.9 to Sterling’s Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.

10.9	Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan, filed herewith.

12.1	Statement regarding Computation of Return on Average Common Shareholders’ Equity. Filed herewith.

12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.

12.3	Statement regarding Computation of Operating Cash Performance Ratios. Filed herewith.

21.1	List of Subsidiaries of Sterling. Filed herewith.

23.1	Consent of BDO Seidman LLP. Filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP. Filed herewith.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)                                 Reports on Form 8-K.  Sterling did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

March 3, 2003	By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 3, 2003	By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, Chief Executive Officer, Principal Executive Officer

March 3, 2003	By	/s/ William W. Zuppe
William W. Zuppe
President, Chief Operating Officer, Director

March 3, 2003	By	/s/ Daniel G. Byrne
Daniel G. Byrne
Senior Vice President – Finance, Assistant Secretary and Principal Financial Officer

March 3, 2003	By	/s/ William R. Basom
William R. Basom
Vice President, Treasurer and Principal Accounting Officer

March 3, 2003	By	/s/ Ned M. Barnes
Ned M. Barnes, Secretary, Director

March 3, 2003	By	/s/ Rodney W. Barnett
Rodney W. Barnett, Director

March 3, 2003	By	/s/ Thomas H. Boone
Thomas H. Boone, Director

March 3, 2003	By	/s/ James P. Fugate
James P. Fugate, Director

March 3, 2003	By	/s/ Robert D. Larrabee
Robert D. Larrabee, Director

March 3, 2003	By	/s/ Robert E. Meyers
Robert E. Meyers, Director

March 3, 2003	By	/s/ David O. Wallace
David O. Wallace, Director

CERTIFICATIONS

I, Harold B. Gilkey, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Sterling Financial Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 3, 2003	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman and Chief Executive Officer

I, Daniel G. Byrne, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Sterling Financial Corporation;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 3, 2003	/s/ Daniel G. Byrne
Daniel G. Byrne
Senior Vice President – Finance, Assistant
Secretary, and Principal Financial Officer

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders

Sterling Financial Corporation

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

BDO Seidman, LLP

January 31, 2003, except Note 26
as to which the date is
February 28, 2003

Spokane, Washington

Report of Independent Accountants

The Board of Directors and Shareholders
Sterling Financial Corporation

In our opinion, the consolidated statements of income, of comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended December 31, 2000, (appearing on pages F-3 through F-49 of Sterling Financial Corporation’s 2002 Annual Report to Shareholders which has been included in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Sterling Financial Corporation and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, CA

February 8, 2001

Sterling Finacial Corporation

Consolidated Balance Sheets

December 31, 2002 and 2001

(Dollars in thousands, except per share amounts)

	2002	2001
Assets:
Cash and cash equivalents:
Interest bearing	$2,525	$3,938
Noninterest bearing and vault	74,540	61,716
Restricted	1,526	1,527
Investments and asset-backed securities (“ABS”):
Available for sale	826,692	686,995
Held to maturity	3,476	7,053
Loans and leases receivable, net	2,390,263	2,109,479
Loans held for sale	22,549	12,077
Accrued interest receivable	14,625	15,302
Real estate owned, net	3,953	2,982
Office properties and equipment, net	47,745	48,305
Bank-owned life insurance (“BOLI”)	59,399	30,988
Goodwill	43,977	43,977
Mortgage servicing rights, net	1,680	1,638
Prepaid expenses and other assets, net	13,114	12,616
Total assets	$3,506,064	$3,038,593

Liabilities:
Deposits	$2,014,096	$1,853,536
Advances from Federal Home Loan Bank of Seattle	874,515	633,054
Securities sold subject to repurchase agreements and funds purchased	249,769	218,549
Other borrowings	127,682	127,500
Cashiers checks issued and payable	13,371	16,057
Borrowers’ reserves for taxes and insurance	1,401	1,197
Accrued interest payable	6,344	8,187
Accrued expenses and other liabilities	15,230	14,823
Total liabilities	3,302,408	2,872,903

Commitments and contingencies (Notes 9, 10, 11, 17 and 18)

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 11,958,948 and 10,544,653 shares issued and outstanding	11,959	10,545
Additional paid-in capital	125,177	98,439
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investments and ABS available for sale, net of deferred income taxes of $(1,852) and $2,473	3,439	(4,596)
Retained earnings	63,081	61,302
Total shareholders’ equity	203,656	165,690
Total liabilities and shareholders’ equity	$3,506,064	$3,038,593

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Finacial Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

	2002	2001	2000
Interest income:
Loans and leases	$159,278	$165,976	$172,954
ABS	33,539	29,062	21,630
Investments and cash equivalents	4,496	6,347	10,726
Total interest income	197,313	201,385	205,310
Interest expense:
Deposits	43,632	63,434	74,073
Short-term borrowings	8,396	8,507	8,885
Long-term borrowings	44,937	44,575	42,586
Total interest expense	96,965	116,516	125,544
Net interest income	100,348	84,869	79,766
Provision for losses on loans and leases	(11,867)	(8,000)	(4,600)
Net interest income after provision for losses on loans and leases	88,481	76,869	75,166
Other income (expense):
Fees and service charges	16,678	13,147	11,999
Mortgage banking operations	5,982	3,567	1,444
Loan servicing fees	536	1,147	895
Net gains on sales of securities	2,925	3,746	1
Real estate owned operations	(126)	(657)	149
BOLI	3,280	988	0
Other noninterest income (expense)	(195)	(917)	0
Total other income	29,080	21,021	14,488
Operating expenses (Note 19)	80,943	73,293	67,968
Income before income taxes	36,618	24,597	21,686
Income tax benefit (provision):
Current	(9,676)	(9,767)	(8,175)
Deferred	(1,355)	1,358	142
Total income tax provision	(11,031)	(8,409)	(8,033)
Net income	$25,587	$16,188	$13,653

Earnings per share - basic	$2.16	$1.47	$1.27

Earnings per share - diluted	$2.09	$1.44	$1.26

Weighted average shares outstanding - basic	11,843,531	11,005,042	10,779,688

Weighted average shares outstanding - diluted	12,240,911	11,257,132	10,833,670

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Finacial Corporation

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Net income	$25,587	$16,188	$13,653
Other comprehensive income (loss):
Change in unrealized gains or losses on investments and ABS available for sale, net of reclassification adjustments	12,360	(1,596)	15,378
Less deferred income tax benefit (provision)	(4,325)	558	(5,383)
Net other comprehensive income (loss)	8,035	(1,038)	9,995
Comprehensive income	$33,622	$15,150	$23,648

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2000	8,089,844	$8,090	$70,339	$(13,553)	$52,763	$117,639
Shares issued upon exercise of stock options	29,000	29	241			270
Shares acquired and retired	(17,503)	(18)	(197)			(215)
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				9,995		9,995
10% common stock dividend	810,134	810	7,656		(8,466)	0
Cash paid for fractional shares	(325)		(4)			(4)
Net income					13,653	13,653
Balance, December 31, 2000	8,911,150	8,911	78,035	(3,558)	57,950	141,338
Shares issued upon exercise of stock options	137,173	137	388			525
Shares acquired and retired	(89,401)	(89)	(357)			(446)
Shares issued for business combination	628,248	628	8,513			9,141
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				(1,038)		(1,038)
10% common stock dividend	958,675	959	11,877		(12,836)	0
Cash paid for fractional shares	(1,192)	(1)	(17)			(18)
Net income					16,188	16,188
Balance, December 31, 2001	10,544,653	10,545	98,439	(4,596)	61,302	165,690
Shares issued upon exercise of stock options	121,246	121	1,133			1,254
Shares acquired and retired	(18,963)	(19)	(371)			(390)
Shares issued upon debt conversion	228,305	228	3,272			3,500
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				8,035		8,035
10% common stock dividend	1,084,646	1,085	22,723		(23,808)	0
Cash paid for fractional shares	(939)	(1)	(19)			(20)
Net income					25,587	25,587
Balance, December 31, 2002	11,958,948	$11,959	$125,177	$3,439	$63,081	$203,656

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$25,587	$16,188	$13,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans, leases and real estate owned	12,105	8,459	4,600
Stock dividends on Federal Home Loan Bank of Seattle stock	(2,514)	(2,616)	(2,315)
Net gain on sales of loans, investments and ABS	(7,797)	(6,451)	(704)
Other (gains) losses	341	971	(190)
Depreciation and amortization on securities	11,050	13,207	10,674
Deferred income tax (provision) benefit	(1,355)	1,358	142
Change in cash surrender value of BOLI	(3,411)	(988)	0
Change in:
Accrued interest receivable	677	3,826	(1,735)
Prepaid expenses and other assets	(4,154)	(811)	(3,707)
Cashiers checks issued and payable	(2,686)	(1,472)	5,562
Accrued interest payable	(1,843)	(1,627)	2,077
Accrued expenses and other liabilities	412	7,150	6,425
Proceeds from sales of loans	281,024	275,717	65,554
Real estate loans originated for sale	(276,152)	(273,015)	(65,001)
Net cash provided by operating activities	31,284	39,896	35,035

Cash flows from investing activities:
Change in restricted cash	1	388	(897)
Loans disbursed	(1,697,084)	(848,838)	(1,094,132)
Loan and lease principal received	1,394,767	722,201	819,150
Purchase of investments	(52,422)	(1,061)	(29,126)
Proceeds from maturities of investments	4,590	83,996	21,667
Proceeds from sales of available-for-sale investments	40,430	9,953	2,138
Purchase of ABS	(970,092)	(751,424)	0
Principal payments on ABS	253,888	117,301	42,338
Proceeds from sales of ABS	598,418	334,340	0
Purchase of office properties and equipment	(3,697)	(2,487)	(2,160)
Improvements and other changes to real estate owned	(715)	211	(1,028)
Proceeds from sales and liquidation of real estate owned	7,754	8,311	7,678
Purchase of BOLI	(25,000)	(30,000)	0
Net cash and cash equivalents received from business combination	0	1,498	0
Proceeds from securitization	0	0	86,304
Net cash used in investing activities	(449,162)	(355,611)	(148,068)

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

Cash flows from financing activities:	2002	2001	2000
Net change in checking, passbook and money market deposits	$208,859	$69,449	$(7,808)
Proceeds from issuance of certificates of deposit	1,255,814	952,814	609,906
Payments for maturing certificates of deposit	(1,348,372)	(960,228)	(567,382)
Interest credited to deposits	44,259	65,784	72,135
Advances from Federal Home Loan Bank of Seattle	358,975	198,470	454,184
Repayment of Federal Home Loan Bank of Seattle advances	(117,514)	(96,068)	(414,135)
Net change in securities sold subject to repurchase agreements	31,220	108,223	(69,189
Proceeds from other borrowings	0	54,000	7,000
Repayment of other borrowings	(5,000)	(70,515)	(7,000
Payments for fractional shares	(20)	(18)	(4
Proceeds from exercise of stock options, net of
repurchases and retirements	864	79	55
Deferred financing costs	0	(764)	0
Other	204	(452)	280
Net cash provided by financing activities	429,289	320,774	78,042

Net change in cash and cash equivalents	11,411	5,059	(34,991)
Cash and cash equivalents, beginning of year	65,654	60,595	95,586
Cash and cash equivalents, end of year	$77,065	$65,654	$60,595
Supplemental disclosures:
Cash paid during the period for:
Interest	$95,122	$117,944	$123,467
Income taxes	12,175	9,080	6,282
Non cash financing and investing activities:
Loans and leases converted into real estate owned	$7,876	$5,065	$5,568
Common stock dividend	23,808	12,836	8,466
Common stock issued upon business combination	0	9,141	0
Retention of residual interests from securitization	0	0	5,712
Debt converted to common stock	3,500	0	0
Financed sale of loans	8,682	0	0

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation

Summary of Significant Accounting Policies

For the Years Ended December 31, 2002, 2001 and 2000

Business

Sterling Financial Corporation (“Sterling”) is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank. Sterling Savings Bank is a Washington State-chartered savings association headquartered in Spokane, Washington, that conducts business from 79 offices located throughout Washington, Oregon, Idaho and Montana.  As of December 31, 2002, Sterling Savings Bank provides full-service banking, including attracting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and originating consumer, business banking, residential and commercial real estate and residential construction loans. Action Mortgage Company (“Action Mortgage”), a wholly owned subsidiary of Sterling Savings Bank, operates residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland and Bend, Oregon; and Boise, Idaho. INTERVEST-Mortgage Investment Company (“INTERVEST”), also a wholly owned subsidiary of Sterling Savings Bank, provides commercial real estate lending through its offices in the metropolitan areas of Portland, Oregon; Spokane, Washington; and the Puget Sound region. Sterling Savings Bank also owns Harbor Financial Services, Inc. (“Harbor Financial”), which markets tax-deferred annuities, mutual funds and other financial products through regional representatives.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, valuation of real estate owned and deferred tax assets.

Cash and Cash Equivalents

Cash equivalents are any highly liquid investments with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. Sterling evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

At December 31, 2002 and 2001, Sterling had approximately $183,000 and $108,000, respectively, of uninsured noninterest bearing deposits. Restricted cash consisted primarily of noninterest bearing deposits maintained as a reserve at the Federal Reserve Bank.

Sterling had purchased approximately $2.5 million of securities under an agreement to resell substantially identical securities with another institution at December 31, 2002. The amounts advanced under this agreement represent short-term loans and are reflected as interest bearing cash equivalents in the consolidated balance sheet. The securities underlying the agreements are comprised of shares of a mutual fund, which trades primarily in U.S. government securities.

Investments and ABS

Sterling classifies debt and equity investments and ABS as follows:

•             Available for Sale. Except for Federal Home Loan Bank of Seattle (“FHLB Seattle”) stock, debt and equity investments and ABS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2002 and 2001. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders’ equity until realized.

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

Leases receivable consist of lease contracts with an average size of approximately $13,000 and $34,000 as of December 31, 2002 and 2001, respectively.  All leases are collateralized by the underlying equipment, additional collateral or personal guarantee by the lessee or surety.  All leases are accounted for as direct financing capital leases and are reported net of unearned income and purchase discounts.

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

Loans Held for Sale

Loans held for sale are reported at the lower of amortized cost or market value as determined on an aggregate basis.  Any loan that management determines will not be held to maturity is classified as held for sale.  Market value is determined for loan pools of common interest rates using published quotes as of the balance sheet date.  Unrealized losses on loans held for sale are included in the consolidated statements of income in the period that the unrealized loss is identified.

Loan Origination and Commitment Fees

Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the level interest yield method or methods that approximate the level yield method over the contractual term of each loan adjusted for actual loan prepayment experience. If the related loan is sold, the remaining net amount deferred, which is part of the basis of the loan, is considered in determining the gain or loss on sale.

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

An allowance for losses on real estate owned is established to include amounts for estimated losses as a result of impairment in value of the real property after repossession. Sterling reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, an impairment loss is recognized. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

Goodwill and Other Intangible Assets

In January 2002, Sterling adopted SFAS No. 142.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but will be tested for impairment at least annually and also in the event of an impairment indicator.  Prior to January 1, 2002, Sterling amortized goodwill and unidentified intangible assets on a straight-line basis over periods ranging from 8 to 20 years.  Intangible assets consisting of core deposit intangibles, with definite lives are amortized over the estimated life of the depositor relationships acquired (generally 8 to 10 years).

Mortgage Banking Operations

Sterling, through Action Mortgage and INTERVEST, originates and sells loans and participating interests in loans to provide additional funds for general corporate purposes. Loans and participating interests therein are held for sale and are carried at the lower of cost or market value. Sterling recognizes a gain or loss on these loan sale transactions, which include a component reflecting the differential between the contractual interest rate of the loan and the interest rate, which will be received by the investor. The present value of the estimated future profit for servicing the loans, together with the normal servicing fee rate, is taken into account in determining the amount of gain or loss on the sale of loans.

Sterling adopted Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 125”), which applies to transactions involving sales or securitizations of financial assets, such as mortgage loans, and the liquidation of financial liabilities on January 1, 1997.  In April 2001, Sterling adopted the Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Other than the disclosure requirements, there was no effect on the consolidated financial statements of implementing SFAS No. 140.

At December 31, 2002 and 2001, mortgage-servicing rights were approximately $1.7 million and $1.6 million, respectively, which are net of accumulated amortization of approximately $1.5 million and $738,000, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

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

Earnings Per Share

Earnings per share - basic is computed by dividing net income by the weighted average number of shares outstanding during the period.  Earnings per share - diluted is computed by dividing net income adjusted for interest expense, net of tax, on convertible subordinated debt by the weighted average number of shares outstanding increased by the additional shares that would have been outstanding if all potentially dilutive shares had been issued.

Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Sterling has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, for stock options.  Under APB No. 25, compensation cost is recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price.  The measurement date is the date at which both the number of options and the exercise price for each option are known.

On December 31, 2002, the Financial Accounting Standards Board (the “FASB”) amended the transition and disclosure requirements of SFAS No. 123 through the issuance of FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  (“SFAS No. 148”).  SFAS No. 148 amends the existing disclosures to make more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002.

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000

Reported net income:	$25,587	$16,188	$13,653
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,546)	(804)	(1,360)
Pro forma	$24,041	$15,384	$12,293
Basic earnings per share:
Reported earnings per share	$2.16	$1.47	$1.27
Stock-based employee compensation, fair value	(0.13)	(0.07)	(0.13)
Pro forma earnings per share	$2.03	$1.40	$1.14
Diluted earnings per share:
Reported earnings per share	$2.09	$1.44	$1.26
Stock-based employee compensation, fair value	(0.13)	(0.07)	(0.13)
Pro forma earnings per share	$1.96	$1.37	$1.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85% to 132% each period, risk-free interest rates of 2.98% to 6.52% and expected lives of four to ten years, respectively.

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

Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount

Year ended December 31, 2002	$3,291
Year ended December 31, 2001	(804)
Year ended December 31, 2000	0

These (gains) losses had previously been included in other comprehensive income as unrealized (gains) losses on investments and ABS available for sale.

Hedging Activities

Sterling is authorized by its Board of Directors, subject to certain limitations, to use financial options and other contractual instruments for the purpose of hedging interest rate risk relative to the investment and ABS portfolio and in anticipation of sales of mortgage loans into the secondary market.  Sterling uses forward sales contracts to hedge against interest rate risk arising from interest rate lock commitments.  At December 31, 2002, Sterling had forward sales contracts of $23.3 million.

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

Sterling adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that Sterling recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting.

Sterling enters into interest rate lock commitments (“rate locks”) with prospective borrowers in advance of origination of readily marketable mortgage loans held for sale. To mitigate the interest rate risk inherent in rate locks, Sterling enters into best efforts forward commitments to sell individual mortgage loans (“forward commitments”). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133. In April 2002, the FASB issued Derivative Implementation Group (“DIG”) comment C13 in order to address the accounting for rate locks relating to the acquisition of mortgage loans held for resale beginning in July 2002. Sterling adopted the DIG comment C13 guidance on July 1, 2002. Sterling has recorded the estimated fair values of the rate locks and forward commitments on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.

The fair value of rate locks associated with optional (“best efforts”) forward commitments is estimated based on the pricing specified in the related forward commitment. At December 31, 2002, Sterling had rate locks with a fair value of approximately $51,000 recorded as an asset in its balance sheet, and best efforts forward commitments with a fair value of approximately $51,000 recorded as a liability in its balance sheet.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations,” which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 on January 1, 2003, is not expected have a material effect on Sterling’s consolidated financial statements.

On January 1, 2002, Sterling adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 was issued to resolve implementation issues that had been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The adoption of SFAS No. 144 on January 1, 2002, did not have a material effect on Sterling’s consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. The adoption of SFAS No. 145 on January 1, 2003, is not expected to have a material impact on Sterling’s consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (“SFAS No. 147”), “Acquisitions of Certain Financial Institutions,” an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9. SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 also removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9. As a result, the excess of the fair values of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. SFAS No. 147 will be applied prospectively to future business combinations.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s   Accounting and Disclosure   Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”).   FIN No. 45 requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain guarantees. FIN No. 45 also clarifies the requirements of FASB No. 5, “Accounting for Contingencies,” relating to guarantees.  In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying (a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable) that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity and guarantees of a company’s own future performance.  Other guarantees are subject to the disclosure requirements of FIN No. 45 but not to the recognition provisions.  The initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, with disclosure requirements effective for financial statements for periods ending after December 15, 2002.  Sterling will apply these requirements on a prospective basis to guarantees issued or modified after December 31, 2002, and significant commitments have been disclosed in the footnotes of the consolidated financial statements.  Sterling does not expect the requirements of FIN No. 45 to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged.  Sterling has adopted the disclosure provisions of SFAS No. 148 in its 2002 financial statements.  As Sterling does not plan to adopt the fair value provisions of SFAS No. 123, Sterling does not believe the implementation of SFAS No. 148 will have a material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46). The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN No. 46 apply to existing entities in the first fiscal year or interim periods beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Sterling currently believes that the adoption of FIN No. 46 will not have a material impact on its financial statements.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

1.       Investments and ABS:

The carrying and fair values of investments and ABS are summarized as follows (in thousands):

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying/ Fair Value
December 31, 2002
U.S. Government and agency obligations	$13,185	$481	$0	$13,666
FHLB Seattle stock (restricted)	42,213	0	0	42,213
Mortgage-backed securities (“MBS”)	734,634	7,539	(146)	742,027
Retained residual interests from securitization	1,477	0	(18)	1,459
Other	29,893	90	(2,656)	27,327
	$821,402	$8,110	$(2,820)	$826,692
December 31, 2001
U.S. Government and agency obligations	$7,014	$185	$(21)	$7,178
FHLB Seattle stock (restricted)	39,699	0	0	39,699
Mortgage-backed securities (“MBS”)	619,575	662	(6,098)	614,139
Retained residual interests from securitization	3,157	99	0	3,256
Other	24,620	21	(1,918)	22,723
	$694,065	$967	$(8,037)	$686,995

	Held to Maturity
	Amortized Cost/ Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002
Municipal bonds	$3,352	$189	$0	$3,541
MBS	124	8	0	132
	$3,476	$197	0	$3,673

December 31, 2001
Municipal bonds	$6,879	$199	$(1)	$7,077
MBS	174	5	0	179
	$7,053	$204	$(1)	$7,256

At December 31, 2002 and 2001, accrued interest on investments and ABS was $4.1 million and $4.0 million, respectively.

During the years ended December 31, 2002, 2001 and 2000, Sterling sold available-for-sale investments and ABS which resulted in the following (in thousands):

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Year ended December 31, 2002	$638,847	$3,797	$872
Year ended December 31, 2001	344,293	3,746	0
Year ended December 31, 2000	2,138	1	0

At December 31, 2002, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale MBS:
Under one year	$12	$12
After one year through five years	57	57
After five years through ten years	124,211	124,744
After ten years	610,354	617,214
	$734,634	$742,027
Held to maturity MBS:
After ten years	$124	$132
Available for sale U.S. Government and agency obligations:
After one year through five years	$13,185	$13,666
Held to maturity municipal bonds:
Under one year	$1,122	$1,135
After one year through five years	1,946	2,105
After five through ten years	284	301
	$3,352	$3,541
Residual interests from securitization:
After one year through five years	$1,477	$1,459
Other available for sale securities:
After one year through five years	$499	$521
After five years through ten years	5,326	5,249
After ten years	24,068	21,557
	$29,893	$27,327

At December 31, 2002 and 2001, U.S. government and agency obligations and ABS with an aggregate fair value of  $36.4 million and $29.1 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon, Idaho and Montana state laws and regulations. Additionally, Sterling periodically utilizes ABS as collateral for reverse repurchase agreements and other borrowing transactions (see Notes 9 and 10).

In December 2000, Sterling securitized and sold approximately $93.3 million in automobile loans. In the securitization, Sterling retained servicing responsibilities and certain subordinated interests. Sterling receives annual servicing fees approximating 0.5 percent of the outstanding principal balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they are contracted. The investors and the securitization trust have no recourse to Sterling’s other assets for failure of debtors to pay when due. Sterling must, however, repurchase any loans as to which there has been a breach of any representation or warranty made at the time of sale.  Sterling’s retained residual interests are subordinate to investor’s interests. The value of the retained and residual interest is subject to credit, prepayment, and interest rate risks on the transferred financial interests. In 2000, Sterling recognized a pretax gain of approximately $149,000 on the securitization and sale of the automobile loans.  During 2002 and 2001, Sterling wrote down the value of the retained and residual interests by $718,000 and $922,000, respectively, due to higher than projected prepayment rates on the automobile securitization.  At December 31, 2002 and 2001, the residual interest balance was $1.5 million and $3.3 million, respectively.

Market prices are used to determine retained interest fair values when readily available.  However, quotes are generally not available for retained interests, so Sterling estimates fair value based on the present value of future expected cash flows using management’s best estimates of certain key assumptions including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Retained interests have been valued using a discounted cash flow methodology.

Key economic assumptions used in measuring both the retained, unrated residual interest and the interest-only strip were as follows:

	December 31,
	2002	2001
Prepayment speed (annual rate)	57.70%	42.54%
Weighted-average life (in years)	1.44	1.54
Expected annualized credit losses	0.81%	1.01%
Discount rate	11.95%	11.95%

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Actual and projected credit losses are 0.61%, 0.15% and 0.03% for the years ending December 31, 2002, 2003 and 2004, respectively. Actual credit losses that are substantially larger than projected may adversely impact the calculated value of the retained residual values.

2.      Loans and Leases Receivable:

The components of loans and leases receivable are as follows (in thousands):

	December 31,
	2002	2001
Real estate loans:
Variable rate:
1-4 unit residential	$57,580	$39,937
5 or more unit residential	112,350	85,091
Commercial	389,069	335,604
Land and other	501	546
Fixed rate:
Conventional 1-4 unit residential	295,278	270,422
5- and 7-year balloon or reset 1-4 unit residential	2,137	3,255
1-4 unit residential, insured by FHA/VA	2,145	2,097
5 or more unit residential	49,197	70,160
Commercial	69,226	102,520
Land and other	1,135	379
Construction:
1-4 unit residential	280,514	214,849
5 or more unit residential	96,297	88,977
Commercial	104,108	92,089
	1,459,537	1,305,926
Other loans:
Commercial loans	603,879	495,289
Commercial and personal lines of credit	124,798	71,098
Consumer loans	233,591	258,466
Commercial leases	2,774	5,279
	965,042	830,132
Total loans and leases receivable	2,424,579	2,136,058
Deferred loan fees, net of direct origination costs	(6,450)	(5,980)
Gross loans receivable	2,418,129	2,130,078
Allowance for losses on loans and leases	(27,866)	(20,599)
Loans and leases receivable, net	$2,390,263	$2,109,479
Weighted average interest rate	6.39%	7.33%

Accrued interest on loans receivable was approximately $10.5 million and $11.3 million at December 31, 2002 and 2001, respectively.

Sterling originates residential, commercial real estate, consumer and commercial loans throughout the Pacific Northwest region. Loans originated outside this area are primarily for immediate sale into the secondary market. At December 31, 2002 and 2001, approximately 49%, 31%, 6% and 2%, and 51%, 28%, 5% and 2% of real estate loans were collateralized by property located in Washington, Oregon, Idaho and Montana, respectively. The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which may adversely affect Sterling’s estimate of its allowance for losses on loans associated with these loans receivable.

Sterling originates both variable and fixed-rate loans. The variable-rate loans have interest rate adjustment limitations and are generally indexed to various indices. Variable-rate real estate loans are typically indexed to the prime rate, one-year or five-year U.S. Treasury index, or periodic fixed-rate LIBOR swap curve. Future market factors may affect the correlation of the interest rates Sterling pays on the short-term deposits that have been primarily utilized to fund these loans.

At December 31, 2002, the contractual principal payments due on outstanding loans and leases receivable (in thousands) are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Year Ending December 31,	Amount
2003	$839,503
2004	240,810
2005	138,981
2006	133,154
2007	100,693
Thereafter	971,438
$2,424,579

3.      Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2002	2001	2000
Loan portfolios serviced for:
FHLMC	$116,254	$96,361	$106,688
FNMA	81,998	102,474	14,722
Other residential permanent	365	2,174	82,339
Commercial real estate	239,871	214,536	129,375
Consumer	54,364	51,046	89,344
	$492,852	$466,591	$422,468

Custodial escrow balances maintained in connection with loans serviced for others were approximately $1.2 million at December 31, 2002 and 2001.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

	Purchased Servicing	Originated Servicing	Total
Balance, January 1, 2000	$7	$215	$222
Additions	0	179	179
Amortization	(7)	(45)	(52)

Balance, December 31, 2000	0	349	349
Additions	0	1,596	1,596
Amortization	0	(307)	(307)

Balance, December 31, 2001	0	1,638	1,638
Additions	0	1,135	1,135
Amortization	0	(645)	(645)
Write-down	0	(448)	(448)

Balance, December 31, 2002	$0	$1,680	$1,680

Sterling has sold participations in certain commercial real estate loans to investors on a servicing retained basis. During the years ended December 31, 2002, 2001 and 2000, Sterling sold approximately $65.1 million, $51.5 million and $21.4 million in loans under participation agreements, resulting in net gains of $618,000, $380,000 and $127,000, respectively.

In December 2000, Sterling securitized and sold approximately $93.3 million in automobile loans. In the securitization, Sterling retained servicing responsibilities and certain subordinated interests (see Note 1).

4.      Real Estate Owned:

The components of real estate owned are as follows (in thousands):

	December 31,
	2002	2001
Commercial	$2,499	$1,401
Residential	729	1,822
Construction	652	112
Other	312	166
	4,192	3,501
Allowance for losses	(239)	(519)
Real estate owned, net	$3,953	$2,982

5.      Allowances for Losses on Loans, Leases and Real Estate Owned:

The following is an analysis of the changes in the allowances for losses on loans, leases and real estate owned (in thousands):

	Loans and Leases	Real Estate Owned	Total
Balance, January 1, 2000	$15,603	$1,061	$16,664
Provision	4,600	0	4,600
Amounts written off	(3,891)	(655)	(4,546)
Recoveries	428	0	428

Balance, December 31, 2000	16,740	406	17,146
Provision	8,000	459	8,459
Amounts written off	(4,597)	(346)	(4,943)
Recoveries	456	0	456

Balance, December 31, 2001	20,599	519	21,118
Provision	11,867	238	12,105
Amounts written off	(5,053)	(518)	(5,571)
Recoveries	453	0	453

Balance, December 31, 2002	$27,866	$239	$28,105

The following is a summary of loans and leases that are not performing in accordance with their original contractual terms (in thousands):

	December 31,
	2002	2001
Nonaccrual loans and leases(1)	$16,278	$21,102
Restructured loans and leases(2)	594	886
Total impaired loans and leases	$16,872	$21,988

(1)          The total allowance for losses on loans and leases related to these loans was $2.1 million and $1.3 million at December 31, 2002 and 2001, respectively. For loans and leases on nonaccrual status at period end, additional gross interest income of $778,000, $762,000 and $722,000 would have been recorded during the years ended December 31, 2002, 2001 and 2000, respectively, if nonaccrual and restructured loans and leases had been current in accordance with their original contractual terms. Interest income of $1,103,000, $707,000 and $890,000 was recorded during the years ended December 31, 2002, 2001 and 2000, respectively, in connection with such loans and leases.

The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000, was $18.4 million, $10.9 million and $9.6 million, respectively.

(2)          Restructured loans occur when Sterling has agreed to compromise the contractual loan terms to provide a reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, because of deterioration in the financial position of the borrower. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest.

6.      Office Properties and Equipment:

The components of office properties and equipment are as follows (in thousands):

	December 31,		Estimated
	2002	2001	Useful Life
Buildings and improvements	$39,585	$39,073	20 - 40 years
Furniture, fixtures, equipment and computer software	28,307	27,435	3 - 10 years
Leasehold improvements	3,607	3,231	5 - 20 years
Automobiles	65	65	3 - 5 years
	71,564	69,804
Less accumulated depreciation and amortization	(31,761	(29,671)
	39,803	40,133
Land	7,942	8,172
Total office properties and equipment	$47,745	$48,305

7.      Goodwill and Other Intangible Assets:

Sterling has goodwill and core deposit intangible assets which were recorded in connection with the acquisition of certain business combinations.  The value of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship.  At December 31, 2002 and 2001, the cost of core deposit intangibles was $40.0 million.  Accumulated amortization as of December 31, 2002 and 2001 was $40.0 million and $39.4 million, respectively.  Amortization expense for the years ended December 31, 2002, 2001 and 2000, was $644,000, $2.8 million and $3.0 million, respectively.

Prior to January 1, 2002, Sterling amortized goodwill over 20 years.  Upon the implementation of SFAS No. 142 on January 1, 2002, Sterling ceased amortization of goodwill, which resulted in the reduction of expenses, net of taxes of approximately $2.5 million.  SFAS No. 142 requires Sterling to test the goodwill for impairment at least annually.  Sterling tested its goodwill and found no impairment during 2002.  Goodwill has been allocated to the following reporting units within the Community Banking segment of Sterling.  The changes in the carrying value of goodwill for the year ended December 31, 2002, is as follows (in thousands):

	Northeast Region	Southern Region	Northwest Region	Total
Balance as of January 1, 2002	$19,043	$14,544	$10,390	$43,977
Goodwill acquired during the year	0	0	0	0
Impairment losses	0	0	0	0
Goodwill written off to sale of business unit	0	0	0	0
	$19,043	$14,544	$10,390	$43,977

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively.  Comparative disclosure as if the changes had been retroactively applied to the prior years is as follows:

	2002	2001	2000

Reported net income	$25,587	$16,188	$13,653
Add back: goodwill amortization, net of tax	0	2,538	2,494
Total	$25,587	$18,726	$16,147

Basic earnings per share:
Reported net income	$2.16	$1.47	$1.27
Goodwill amortization	0.00	0.23	0.23
Adjusted earnings per share	$2.16	$1.70	$1.50

Diluted earnings per share:
Reported net income	$2.09	$1.44	$1.26
Goodwill amortization	0.00	0.23	0.23
Adjusted earnings per share	$2.09	$1.67	$1.49

8.      Deposits:

The components of deposits and applicable yields are as follows (in thousands):

	December 31,
	2002	2001
Commercial checking accounts (non-interest bearing)	$239,033	$140,654
Checking accounts, 0.10% to 1.09%	367,391	227,982
Passbook accounts, 0.50% to 1.59%	89,474	82,259
Money market demand accounts, 0.10% to 4.83%	311,865	340,400
Total transaction accounts	1,007,763	791,295
Certificate of deposit accounts:
Up to 1.99%	313,628	34,206
2.00 to 2.99%	380,536	380,367
3.00 to 3.99%	103,894	172,782
4.00 to 4.99%	107,449	237,578
5.00 to 5.99%	55,524	96,017
6.00 to 6.99%	37,546	124,441
7.00 to 7.99%	5,253	14,366
8.00 and over	2,503	2,484
Total certificate of deposit accounts	1,006,333	1,062,241
Total deposits	$2,014,096	$1,853,536

The weighted average interest rate of all deposits was 1.72% and 2.48% at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of certificate of deposit accounts are as follows (in thousands):

	Amount	Weighted Average Interest Rate

Due in one year	$773,894	2.35%
Due in two years	59,785	3.15
Due in three years	65,483	4.27
Due in four years	17,287	4.92
Due in five years	40,096	4.77
Due after five years	49,788	5.52
	$1,006,333

At December 31, 2002 and 2001, the remaining maturities of certificate of deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

	December 31,
	2002	2001
Less than three months	$175,647	$210,749
Three to six months	102,134	48,546
Six to twelve months	149,151	200,651
Over twelve months	59,248	34,638
	$486,180	$494,584

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Checking accounts	$1,471	$1,086	$1,673
Passbook accounts	574	1,081	1,433
Money market demand accounts	5,332	8,757	13,442
Certificate of deposit accounts	36,255	52,510	57,525
	$43,632	$63,434	$74,073

9.      Advances from Federal Home Loan Bank of Seattle:

Advances from FHLB Seattle are collateralized by certain investments and ABS and qualifying loans with a carrying value of approximately $1.29 billion and $929.2 million at December 31, 2002 and 2001, respectively.  Sterling Savings Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements.  At December 31, 2002, Sterling Savings Bank had the ability to borrow an additional $133.4 million from FHLB Seattle.

The advances from FHLB Seattle at December 31, 2002 and 2001, are repayable as follows (in thousands):

	December 31, 2002		December 31, 2001
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year	$238,975	3.69%	$117,376	4.46%
Due in two years	170,000	3.86	130,000	5.42
Due in three years	130,591	6.28	80,000	5.57
Due in four years	25,785	4.03	110,604	6.66
Due in five years	120,000	2.63	25,813	4.03
Due after five years	189,164	5.35	169,261	5.96
	$874,515		$633,054

10.    Securities Sold Subject to Repurchase Agreements:

Sterling enters into sales of securities under agreements to repurchase the same or similar securities (“reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remain in the applicable asset accounts. These agreements had a weighted average interest rate of 3.45% at December 31, 2002. Substantially all of Sterling’s reverse repurchase agreements are transacted with Morgan Stanley (MS) ($136.0 million), Merrill Lynch (ML) ($75.0 million) and Salomon (SAL) ($28.6 million), with the balance of such short-term repurchase agreements of $10.2 million, held by various other retail customers.  The ABS underlying these agreements were held by MS, ML and SAL. The risk of default under such agreements is limited by the financial strength of these broker-dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 2002, under the reverse repurchase agreements, Sterling has pledged as collateral investments and ABS with aggregate amortized costs and market values of $267.8 million and $271.7 million, respectively.

The average balances of securities sold subject to reverse repurchase agreements were $182.8 million,  $170.3 million and $170.8 million during the years ended December 31, 2002, 2001 and 2000, respectively. The maximum amount outstanding at any month end during these same periods was $249.8 million, $219.5 million and $183.9 million, respectively.

At December 31, 2002 and 2001, securities sold subject to repurchase agreements are repayable as follows (in thousands):

	December 31, 2002		December 31, 2001
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year	$154,769	1.83%	$114,999	2.68%
Due in two years	20,000	6.70	8,550	7.07
Due in three years	75,000	5.97	20,000	6.70
Due in four years	0	0.00	75,000	5.97
	$249,769		$218,549

11.    Other Borrowings:

The components of other borrowings are as follows (in thousands):

	December 31,
	2002	2001

Term note payable (1)	$25,000	$30,000
Advances on revolving line of credit (2)	0	0
Sterling obligated manditorily redeemable preferred capital securities of subsidiary trust holding solely junior subordinated deferrable interest debentures of Sterling (3) (4)	64,000	64,000
Floating rate notes due 2006 (5)	30,000	30,000
Other(6)	8,682	0
Convertible subordinated debentures due 2008 (7)	0	3,500
Total other borrowings	$127,682	$127,500

(1)          Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”) with a balance of $25.0 million outstanding at December 31, 2002.  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% (3.89% at December 31, 2002) and is payable monthly.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)          Sterling has a $5.0 million revolving line-of-credit with U.S. Bank. This line of credit matures on September 15, 2003.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% (3.89% at December 31, 2002) and is payable monthly.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  At December 31, 2002 and 2001, no amounts were outstanding under this line.

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

(4)          Sterling has outstanding $24.7 million of 10.25% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-II”) to Sterling Capital Trust II (“Trust-II”), a Delaware business trust, of which Sterling owns all of the common equity.  The sole asset of Trust-II is the Junior Subordinated Debentures-II. Trust-II issued $24.0 million of 10.25% Cumulative Capital Securities (“Trust-II Preferred Securities”) to investors.  Sterling’s obligations under Junior Subordinated Debentures-II and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-II’s obligations under the Trust-II Preferred Securities.  The Trust-II Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-II Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures-II and related Trust-II Preferred Securities mature in 2031 and are redeemable at the option of Sterling under certain conditions.  The Trust-II Preferred Securities must be redeemed upon maturity of the Junior Subordinated Debentures-II in 2031.

(5)          Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions, which can be made.  At December 31, 2002, Sterling could have incurred approximately $33.7 million of additional long-term debt.  At December 31, 2002, Sterling could have paid up to approximately $26.9 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (3.91% at December 31, 2002) and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.

(6)          During 2002, Sterling financed the sale of certain loans to an unrelated party.  However, since the underlying sold loans were collateral on the loan to the purchaser, this sale was accounted for as a financing.  At December 31, 2002, $8.7 million remains outstanding on the loan.

(7)          In September 2001, Sterling assumed $3.5 million of 7.50% Convertible Subordinated Debentures due 2008 (the “Debentures”) as a result of a business combination.  The Debentures were redeemable in whole or in part, at Sterling’s option at any time at fixed redemption prices plus accrued interest to the redemption date.  Unless previously redeemed, the Debentures were convertible at any time before maturity into common stock of Sterling at a price of $15.18 per share, subject to adjustment in certain events.  During 2002, the debentures were converted into 228,305 shares of Sterling’s common stock.

12.    Income Taxes:

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2002		2001
	Assets	Liabilities	Assets	Liabilities
Allowance for losses on loans and leases	$10,801	$0	$7,780	$0
Unrealized gains/losses on available-for-sale securities	0	1,852	2,473	0
Net operating loss carryforward	351	0	511	0
Purchase accounting discount or premium	2,704	1,867	3,412	501
Deferred compensation	1,436	0	1,596	0
FHLB Seattle dividends	0	9,074	0	8,169
Deferred loan fees	0	2,143	0	2,380
Office properties and equipment	0	342	0	497
Mortgage servicing rights	0	440	0	0
Other	248	824	762	309
	$15,540	$16,542	$16,534	$11,856

A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized.

	For the Years Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate	$12,816	35.0%	$8,609	35.0%	$7,590	35.0%
Tax effect of:
State taxes, net of federal benefit	446	1.2	228	0.9	282	1.3
Non-deductible stock acquisition costs	0	0.0	85	0.3	0	0.0
Amortization of goodwill	0	0.0	7	0.0	47	0.2
Tax-exampt interest	(93)	(0.3)	(117)	(0.4)	(186)	(0.9)
Bank owned life insurance	(1,148)	(3.1)	(346)	(1.4)	0	0.0
Other, net	(990)	(2.7)	(57)	(0.2)	300	1.4
	$11,031	30.1%	$8,409	34.2%	$8,033	37.0%

At December 31, 2002 and 2001, Sterling had available net operating loss carryforwards of approximately $971,000 and $1,420,000, which expire through 2005.  Utilization of the operating loss carryforwards is limited to approximately $448,000 per year.

13.    Stock Options:

Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant.  The options vest over one to four years and are exercisable from four to ten years from the date of grant.  Sterling is authorized to grant 1,600,000 options under various stock option incentive plans.  At December 31, 2002, 168,945 options remained available for grant.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Per Share

Balance, January 1, 2000	729,902	$9.80	$ 2.63 - $15.56
Options granted	164,000	8.15	$ 7.34 - $ 8.63
Options exercised	(29,000)	6.78	$ 2.66 - $ 8.69
Options canceled	(17,750)	10.46	$ 8.14 - $15.53
Balance, December 31, 2000	847,152	9.58	$ 2.63 - $15.56
Options granted	210,276	12.23	$ 7.25 - $13.64
Options exercised	(137,173)	8.96	$ 2.92 - $11.93
Options canceled	(2,500)	13.03	$ 10.21- $15.53
Balance, December 31, 2001	917,755	10.26	$ 2.92 - $15.56
Options granted	201,000	18.79	$ 18.79 - $19.05
Options exercised	(121,246)	10.35	$ 2.92 - $15.89
Options canceled	(6,200)	9.64	$ 8.14 - $12.49
Balance, December 31, 2002	991,309	$12.09	$ 5.72 - $19.05
Exercisable, December 31, 2002	734,809	$10.43

The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000, was $18.79, $12.23 and $8.15, respectively.

The following table summarizes information about Sterling’s plans at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 5.72 - $ 7.62	29,138	1.6 years	$6.96	29,138	$6.96
$ 7.63 - $ 9.52	322,480	4.9 years	8.36	285,880	8.37
$ 9.53 - $ 11.43	124,628	2.5 years	10.38	124,628	10.38
$ 11.44 - $ 13.33	268,063	5.8 years	12.30	249,163	12.28
$ 15.24 - $ 17.14	46,000	3.6 years	15.53	46,000	15.53
$ 17.15 - $ 19.05	201,000	7.1 years	18.79	0	0.00
	991,309			734,809

All share and dollar amounts have been restated to reflect the conversion of options upon the consummation of business combinations into a Sterling stock option at the exchange ratio.  All exercise prices have been restated to reflect the 10% common stock dividends in May 2002, November 2001 and November 2000.

14.    Shareholders’ Equity:

Sterling’s Board of Directors approved the distribution of stock dividends for May 2002, November 2001 and November 2000.  Cash in lieu of fractional shares was distributed based upon the closing price as of the record dates.  All weighted average shares outstanding and per share amount have been retroactively restated to reflect these common stock dividends.

Sterling’s Board of Directors has the authority to issue preferred stock of Sterling in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

15.    Earnings Per Share:

The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations, which includes the number of antidilutive securities that were not included in the dilutive earnings per share computation.  These antidilutive securities occur when options outstanding held an option price greater than the average market price for the period.  All periods have been restated to reflect all common stock dividends.

	For the Year Ended December 31, 2002
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Earnings per common share- basic	$25,587	11,843,531	$2.16
Effect of dilutive securities:
Common stock options	0	322,321
Effect of convertible subordinated debt	43	75,059
Earnings per common share - diluted	$25,630	12,240,911	$2.09
Antidilutive options not included in diluted earnings per share		0

	For the Year Ended December 31, 2001
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Earnings per common share- basic	$16,188	11,005,042	$1.47
Effect of dilutive securities:
Common stock options	0	188,163
Effect of convertible subordinated debt	41	63,927
Earnings per common share - diluted	$16,229	11,257,132	$1.44
Antidilutive options not included in diluted earnings per share		83,628

	For the Year Ended December 31, 2000
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Earnings per common share- basic	$13,653	10,779,688	$1.27
Effect of dilutive securities:
Common stock options	0	53,982
Earnings per common share - diluted	$13,653	10,833,670	$1.26
Antidilutive options not included in diluted earnings per share		420,570

16.    Regulatory Capital:

In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation (“FDIC”) and general regulatory oversight by the Office of Thrift Supervision (“OTS”), Sterling Savings Bank is required to maintain minimum levels of regulatory capital, including core (Tier 1) risk-based and total risk-based capital. At December 31, 2002, Sterling Savings Bank was in compliance with all regulatory capital requirements. The OTS is empowered to take “prompt, corrective action” to resolve problems of insured depository institutions. The extent of these powers depends on whether an institution is classified as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized,” or “critically undercapitalized.” At December 31, 2002 and 2001, Sterling Savings Bank was considered “well capitalized.”

The following table sets forth the amounts and ratios regarding actual and minimum core (Tier I) risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution, without giving effect to forbearance or capital provisions contained in certain acquisition agreements (dollars in thousands).

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total risk-based capital (to risk-weighted assets)	$208,599	8.00%	$260,749	10.00%	$285,907	10.96%
Core (Tier I) capital (to risk-weighted assets)	104,300	4.00	156,449	6.00	261,585	10.03
Core (Tier I) capital (to adjusted assets)	138,171	4.00	172,714	5.00	261,585	7.57

As of December 31, 2001:
Total risk-based capital (to risk-weighted assets)	$177,763	8.00%	$222,204	10.00%	$259,767	11.69%
Core (Tier I) capital (to risk-weighted assets)	88,882	4.00	133,322	6.00	240,669	10.83
Core (Tier I) capital (to adjusted assets)	119,926	4.00	149,908	5.00	240,669	8.00

17.    Commitments and Contingent Liabilities:

At December 31, 2002, Sterling had loan commitments to borrowers and brokers totaling $683.2 million, including $68.4 million for fixed-rate loans and $614.8 million for variable-rate loans. At December 31, 2002, commitments to secondary market institutions to sell fixed-rate loans totaled $2.1 million. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments are for loans that have credit risk similar to Sterling’s existing portfolio.

At December 31, 2002, Sterling had made available to borrowers various secured and unsecured commercial and personal lines of credit totaling approximately $541.2 million, of which the undisbursed portion is approximately $240.2 million. These lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling’s existing portfolio.

Sterling historically has not realized material credit losses due to these off-balance sheet credits. Based on this fact and Sterling’s analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off balance sheet credits at December 31, 2002 and 2001.

Sterling has committed to invest a total of $5 million in a limited partnership for the development of low-income housing.  The fund will invest in a series of low-income projects throughout the Northwest.  Sterling anticipates receiving tax deductions and credits from the partnership that will give it a positive return on investment but anticipates the partnership interest to have no value at the end of the fifteen-year term.

Rent expense for office properties under operating leases was approximately $2.0 million, $1.7 million and $1.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum rental commitments as of December 31, 2002, under noncancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Year Ending December 31,	Amount
2003	$2,068
2004	1,782
2005	1,561
2006	1,391
2007	894
Thereafter	3,369
$11,065

18.    Benefit Plans:

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee’s contribution. All matching contributions are made exclusively in the form of Sterling Common Stock. Each employee may make a supplemental contribution of an additional 10% of their salary. All employee contributions vest immediately, and employer contributions vest over three years. Employees have the option of investing their contributions among selected mutual funds and Sterling Common Stock. During the years ended December 31, 2002, 2001 and 2000, Sterling contributed approximately $763,000, $640,000 and $528,000, respectively, to the employee savings plan.

Since 1984, Sterling has maintained a nonqualified Deferred Compensation Plan.  The Deferred Compensation Plan component of the overall compensation plan is intended to link compensation to the long-term performance of Sterling and to provide a strong incentive for increasing shareholder value.  As of December 31, 2002, there were eight participants in the Deferred Compensation Plan.  The Board of Directors (the “Board”) may, as it has done in the past, choose additional participants from a group of management employees.  Contributions to the Deferred Compensation Plan for each given year are determined by the Board.  No further contributions are anticipated as the Deferred Compensation Plan has been replaced with a Supplemental Executive Retirement Plan.  All amounts in a participant’s account become 100% vested upon a change of control; when the participant attains normal retirement age; when the employment of the participant terminates due to death or disability; or upon termination of the Plan.  Prior to such an event, amounts in a participant’s account vest at the rate of 10% per year of service, provided that such vesting shall reach 100% when the participant reaches the age of 60.  Payment of an account may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board.  Payment must be commenced within one year of the termination of the participant’s employment with Sterling.  Sterling had $147,457, $396,716 and $305,894 in expense related to this plan for the years ending December 31, 2002, 2001 and 2000, respectively.

In January 2002, Sterling adopted a Supplemental Executive Retirement Plan (the “SERP”).  The SERP is a non-qualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling.  Depending on their classification under the Plan, participants will receive from 40%-60% of their base salary amount at January 1, 2002, for 10 to 15 years beginning at normal retirement age.  Retirement benefits vest at the rate of 10% per year of service.  Except for participants who have completed 25 years of service, benefits are reduced for early retirement.  Retirement benefits become 100% vested if, within two years of a change of control of Sterling Savings Bank, either the Plan or the participant’s employment are terminated.  Sterling had 18 participants and had $934,060 in expense related to this plan for the year ended December 31, 2002.

19.    Operating Expenses:

The components of total operating expenses are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Employee compensation and benefits	$42,861	$35,291	$31,771
Occupancy and equipment	12,534	11,161	10,359
Amortization of goodwill and other intangibles	644	5,377	5,490
Data processing	6,176	5,335	5,488
Depreciation	4,257	4,496	4,588
Advertising	4,199	2,893	2,566
Travel and entertainment	2,182	1,827	1,530
Legal and accounting	1,927	1,445	1,126
Insurance	596	736	711
Goodwill litigation	1,100	890	1,074
Acquisition costs	0	283	0
Other	4,467	3,559	3,265
	$80,943	$73,293	$67,968

20.    Segment Information:

As of December 31, 2002, Sterling changed the definition of its business segments to more closely align the Community Banking segment with management’s strategic business plan.  Consequently, the parent company revenue and expenses, intercompany eliminations and the non-traditional banking revenue from Harbor Financial have been reclassified into their own segments.  Prior period revenues and expenses have been reclassified to conform with the current year’s presentation.

For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:

•                  The Community Banking segment consists of the operations conducted by Sterling’s subsidiary Sterling Savings Bank.

•                  The Residential Mortgage Banking segment, Action Mortgage Company, originates and sells servicing-retained and servicing-released residential loans through loan production offices in the Spokane and Seattle, Washington; Portland and Bend, Oregon and Boise, Idaho metropolitan areas.

•                  The Commercial Mortgage Banking segment, INTERVEST-Mortgage Investment Company, originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the metropolitan areas of Portland, Oregon; Spokane, Washington; and the Puget Sound region.

•                  The Retail Brokerage segment, Harbor Financial Services, markets tax-deferred annuities, mutual funds, insurance and other financial products through sales representatives within the Sterling Savings Bank branch network.

•                  The Other segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the years ended December 31, 2002, 2001 and 2000, (in thousands):

	As of and for the Year Ended December 31, 2002
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
Interest income	$184,955	$7,442	$4,916	$0	$0	$197,313
Interest expense	88,071	0	0	0	8,894	96,965
Net interest income (expense)	96,884	7,442	4,916	0	(8,894)	100,348
Provision for loan and lease losses	(11,867)	0	0	0	0	(11,867)
Noninterest income	32,696	6,286	1,732	1,675	(13,309)	29,080
Noninterest expense	71,116	7,033	2,267	1,111	(584)	80,943
Income before income taxes	$46,597	$6,695	$4,381	$564	$(21,619)	$36,618
Total assets	$3,538,152	$9,041	$5,548	$489	$(47,166)	$3,506,064

	As of and for the Year Ended December 31, 2001
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
Interest income	$191,145	$5,987	$4,253	$0	$0	$201,385
Interest expense	107,026	0	0	0	9,490	116,516
Net interest income (expense)	84,119	5,987	4,253	0	(9,490)	84,869
Provision for loan and lease losses	(8,000)	0	0	0	0	(8,000)
Noninterest income	24,912	3,185	1,493	1,214	(9,783)	21,021
Noninterest expense	65,731	4,495	2,136	979	(48)	73,293
Income before income taxes	$35,300	$4,677	$3,610	$235	$(19,225)	$24,597
Total assets	$3,074,055	$8,340	$6,853	$523	$(51,178)	$3,038,593

	As of and for the Year Ended December 31, 2000
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
Interest income	$196,288	$5,768	$3,254	$0	$0	$205,310
Interest expense	115,515	0	0	0	10,029	125,544
Net interest income (expense)	80,773	5,768	3,254	0	(10,029)	79,766
Provision for loan and lease losses	(4,600)	0	0	0	0	(4,600)
Noninterest income	17,822	1,411	1,134	1,671	(7,550)	14,488
Noninterest expense	61,543	3,935	1,529	1,033	(72)	67,968
Income before income taxes	$32,452	$3,244	$2,859	$638	$(17,507)	$21,686
Total assets	$2,693,379	$12,825	$13,634	$3,799	$(70,928)	$2,652,709

21.    Interest Rate Risk:

The results of operations for savings institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling’s net interest income and its NPV (the net present value of financial assets, liabilities and off-balance sheet contracts) are subject to fluctuations in interest rates. Currently, Sterling’s interest bearing assets mature or reprice more frequently, or on different terms that do its interest bearing liabilities.  The fact that assets mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates; however, such an asset/liability structure may result in declining net interest income during periods of declining interest rates.

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

22.    Quarterly Financial Data (Unaudited):

The following tables present Sterling’s condensed operations on a quarterly basis for the years ended December 31, 2002 and 2001, (dollars in thousands, except per share amounts).

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$48,166	$47,701	$50,109	$51,337
Interest expense	(24,777)	(24,333)	(24,245)	(23,610)
Provision for losses on loans and leases	(2,086)	(2,227)	(3,277)	(4,277)

Net interest income after provision for losses on loans and leases	21,303	21,141	22,587	23,450

Net gain on sales of securities	86	311	1,399	1,129
Other income	5,743	6,434	6,668	7,310
Operating expenses	(19,667)	(19,752)	(21,119)	(20,405)
Income before income taxes	7,465	8,134	9,535	11,484
Income tax provision	(1,884)	(2,398)	(2,906)	(3,843)
Net income	$5,581	$5,736	$6,629	$7,641
Earnings per share - basic	$0.48	$0.48	$0.55	$0.64
Earnings per share - diluted	$0.46	$0.47	$0.54	$0.62
Weighted average shares outstanding - basic	11,613,073	11,847,004	11,950,633	11,958,443
Weighted average shares outstanding - diluted	12,162,794	12,273,414	12,243,940	12,266,287

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$51,822	$49,634	$49,692	$50,237
Interest expense	(31,549)	(29,364)	(29,087)	(26,516)
Provision for losses on loans and leases	(1,400)	(1,475)	(1,525)	(3,600)

Net interest income after provision for losses on loans and leases	18,873	18,795	19,080	20,121

Net gain on sales of securities	357	0	1,072	2,317
Other income	3,905	4,569	4,670	4,131
Operating expenses	(17,604)	(17,557)	(18,757)	(19,375)
Income before income taxes	5,531	5,807	6,065	7,194
Income tax provision	(1,946)	(2,008)	(1,994)	(2,461)
Net income	$3,585	$3,799	$4,071	$4,733
Earnings per share - basic	$0.33	$0.35	$0.38	$0.41
Earnings per share - diluted	$0.33	$0.35	$0.37	$0.39
Weighted average shares outstanding -basic	10,787,168	10,795,714	10,830,514	11,599,757
Weighted average shares outstanding - diluted	10,904,665	10,991,513	11,067,986	12,031,328

23.    Fair Values of Financial Instruments:

Fair value estimates are determined as of a specific date in time utilizing quoted market prices, where available, or various assumptions and estimates. As the assumptions underlying these estimates change, the fair value of the financial instruments will change. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Additionally, Sterling has not disclosed highly subjective values of core deposit intangibles or other nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent and should not be construed to represent the full underlying value of Sterling.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of these instruments.

Investments and ABS

The fair value of investments and ABS is based on quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB Seattle.

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

The fair value of nonperforming loans is estimated by discounting management’s current estimate of future cash flows using a rate estimated to be commensurate with the risks involved or the underlying collateral.

Deposits

The fair values for deposits subject to immediate withdrawal such as interest and noninterest bearing checking, passbook savings, and money market deposit accounts, are equal to the amounts payable on demand at the reporting date. The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

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

The carrying and fair values of financial instruments were the following:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and cash equivalents	$78,591	$78,591	$67,181	$67,181
Investments and ABS:
Available for sale	826,692	826,692	686,995	686,995
Held to maturity	3,476	3,673	7,053	7,256
Loans held for sale	22,549	22,549	12,077	12,077
Loans and leases receivable, net	2,390,263	2,413,490	2,109,479	2,117,616
Accrued interest receivable	14,625	14,625	15,302	15,302
Financial liabilities:
Non-maturity deposits	1,007,763	1,007,763	791,295	791,295
Deposits with stated maturities	1,006,333	1,017,017	1,062,241	1,072,957
Borrowings	1,251,966	1,305,021	979,103	1,014,806
Accrued interest payable	6,344	6,344	8,187	8,187

The fair value estimates above do not include the value of mortgage loan servicing rights on Sterling’s residential and commercial mortgage loan servicing portfolio, which totaled approximately $438.5 million and $415.5 million at December 31, 2002 and 2001, respectively. The gross fair value of these rights is estimated to be approximately $4.6 million and $4.1 million December 31, 2002 and 2001. The carrying amount of all mortgage loan servicing rights was approximately $1.7 million and $1.6 million at December 31, 2002 and 2001, respectively.

24.            Related-Party Transactions:

One of Sterling’s directors is a principal in a law firm that provides legal services to Sterling. During the years ended December 31, 2002, 2001 and 2000, Sterling incurred legal fees of approximately $2.4 million, $2.2 million and $1.8 million, respectively, related to services provided by this firm.

At December 31, 2002 and 2001, loans outstanding to directors and executive officers were $1.1 million and $4.3 million, respectively.

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

Condensed Balance Sheets

	December 31,
	2002	2001
	(in thousands)
Assets:
Cash and cash equivalents	$8,917	$4,402
Investments in subsidiaries:
Sterling Savings Bank	309,328	281,046
Tri-Cities Mortgage Company	32	32
Sterling Capital Trust I	1,237	1,237
Sterling Capital Trust II	743	743
Receivable from subsidiaries	2,479	3,498
Available for sale investments	55	56
Other assets	3,637	3,915
Total assets	$326,428	$294,929
Liabilities and Shareholders’ Equity:
Accrued expenses payable	$1,089	$1,412
Term note payable	25,000	30,000
Floating Rate Notes Due 2006	30,000	30,000
Junior Subordinated Debentures of Sterling and accrued interest	65,980	65,980
Due to affiliates	32	0
Income taxes payable	671	1,847
Shareholders’ equity	203,656	165,690
Total liabilities and shareholders’ equity	$326,428	$294,929

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Condensed Statements of Income
Interest income	$113	$181	$254
Interest expense	(8,963)	(9,605)	(10,283)
Net interest expense	(8,850)	(9,424)	(10,029)
Equity in net earnings of subsidiary	31,863	22,929	20,577
Operating expenses	(1,128)	(1,277)	(869)
Income before income taxes	21,885	12,228	9,679
Income tax benefit	3,702	3,960	3,974
Net income	$25,587	$16,188	$13,653

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$25,587	$16,188	$13,653
Adjustments to reconcile net income to net cash used in operating activities	(36,726)	(25,068)	(24,150)
Net cash used in operating activities	(11,139)	(8,880)	(10,497)
Cash flows from investing activities:
Investments in subsidiaries, net	32	(28,902)	1,611
Repayment of advances to subsidiaries	8,161	14,036	0
Dividends from subsidiary	11,616	10,512	10,003
Net cash provided by (used in) investing activities	19,809	(4,354)	11,614
Cash flows from financing activities:
Proceeds from note payable and other brrowings	0	54,000	7,000
Repayment of line of credit and other borrowings	(5,000)	(40,000)	(7,000)
Proceeds from exercise of stock options, net of repurchases	864	79	55
Payments for fractional shares	(20)	(18)	(4)
Deferred financing costs	0	(764)	0
Other, net	1	(1)	0
Net cash provided by financing activities	(4,155)	13,296	51
Net change in cash and cash equivalents	4,515	62	1,168
Cash and cash equivalents, beginning of year	4,402	4,340	3,172
Cash and cash equivalents, end of year	$8,917	$4,402	$4,340

Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary savings association unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary savings association’s capital and surplus.

During the years ended December 31, 2002, 2001 and 2000, Sterling purchased $0 million, $28.9 million and $0 million of Sterling Savings Bank common and preferred stock, respectively.

Current income taxes are allocated to Sterling and its subsidiaries as if they were separate taxpayers.

The payment of dividends to Sterling Financial Corporation by its savings association subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 2002, the savings association subsidiary could have declared approximately $25.2 million of aggregate dividends in addition to amounts previously paid.

26.            Business Combination:

On September 19, 2002, Sterling announced that it had entered into an Agreement and Plan of Merger with Montana-based Empire Federal Bancorp, Inc.  On February 28, 2003, Empire was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Empire’s wholly owned subsidiary, Empire Bank, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.  As of December 31, 2002, Empire had approximately $224.8 million in total assets and $181.2 million in total deposits and five branches in Montana.

Under the terms of the Empire merger, each share of Empire common stock was converted into .9392 share of Sterling common stock.  The merger was structured as a tax-free reorganization.