Form 10-Q
period 2003-03-31
STERLING FINANCIAL CORP /WA/
filed 2003-05-15
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2003

Common Stock ($1.00 par value)	13,435,990

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$4,320	$2,525
Non-interest bearing and vault	64,015	74,540
Restricted	1,655	1,526
Investments and asset-backed securities (“ABS”):
Available for sale	985,252	826,692
Held to maturity	2,845	3,476
Loans and leases receivable, net	2,533,640	2,390,263
Loans held for sale	28,163	22,549
Accrued interest receivable	15,421	14,625
Real estate owned, net	4,248	3,953
Office properties and equipment, net	51,790	47,745
Bank-owned life insurance (“BOLI”)	70,222	59,399
Goodwill	45,018	43,977
Other intangible assets	3,117	0
Mortgage servicing rights, net	2,056	1,680
Prepaid expenses and other assets, net	9,457	13,114
Total assets	$3,821,219	$3,506,064

LIABILITIES:
Deposits	$2,281,471	$2,014,096
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	913,007	874,515
Securities sold subject to repurchase agreements and funds purchased	209,083	249,769
Other borrowings	126,302	127,682
Cashiers checks issued and payable	11,636	13,371
Borrowers’ reserves for taxes and insurance	2,461	1,401
Accrued interest payable	7,682	6,344
Accrued expenses and other liabilities	28,441	15,230
Total liabilities	3,580,083	3,302,408

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 20,000,000 shares authorized; 13,412,331 and 11,958,948 shares issued and outstanding	13,412	11,959
Additional paid-in capital	153,292	125,177
Accumulated other comprehensive income (loss):
Unrealized gains on investments and ABS available-for-sale, net of deferred income taxes of $1,921 and $1,852	3,568	3,439
Retained earnings	70,864	63,081

Total shareholders’ equity	241,136	203,656

Total liabilities and shareholders’ equity	$3,821,219	$3,506,064

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share data )

Interest income:
Loans and leases	$40,339	$39,195
ABS	9,972	7,801
Investments and cash equivalents	1,174	1,170

Total interest income	51,485	48,166

Interest expense:
Deposits	9,020	11,260
Short-term borrowings	2,771	1,729
Long-term borrowings	11,123	11,788

Total interest expense	22,914	24,777

Net interest income	28,571	23,389

Provision for losses on loans and leases	(2,250)	(2,086)

Net interest income after provision for losses on loans and leases	26,321	21,303

Other income:
Fees and service charges	4,299	3,840
Mortgage banking operations	2,217	1,306
Loan servicing fees	84	274
Net gains on sales of securities	1,360	86
Real estate owned operations	(29)	(192)
Charge related to early repayment of debt	(1,464)	0
BOLI	822	821
Other noninterest income (expense)	(180)	(306)

Total other income	7,109	5,829

Operating expenses	21,411	19,667

Income before income taxes	12,019	7,465

Income tax provision	(4,236)	(1,884)

Net income	$7,783	$5,581

Earnings per share - basic	$0.57	$0.44

Earnings per share - diluted	$0.55	$0.42

Weighted average shares outstanding - basic	13,710,886	12,774,380

Weighted average shares outstanding - diluted	14,066,518	13,379,072

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$7,783	$5,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans, leases and real estate owned	2,380	2,249
Stock dividends on FHLB Seattle stock	(2,308)	(587)
Net gain on sales of loans, investments and ABS	(2,983)	(1,460)
Other losses	76	695
Change in cash surrender value of BOLI	(822)	(821)
Depreciation and amortization	2,299	2,993
Change in:
Accrued interest receivable	(525)	357
Prepaid expenses and other assets	5,682	(2,696)
Cashiers checks issued and payable	(3,670)	(1,457)
Accrued interest payable	847	360
Accrued expenses and other liabilities	8,941	(1,590)
Proceeds from sales of loans	96,883	90,085
Real estate loans originated for sale	(95,260)	(88,711)

Net cash provided by operating activities	19,323	4,998

Cash flows from investing activities:
Change in restricted cash	(129)	(36)
Loans disbursed	(463,089)	(358,732)
Loan and lease principal received	378,559	368,464
Purchase of investments	(8,213)	(32,039)
Proceeds from maturities of investments	640	1,200
Proceeds from sales of available-for-sale investments	10,681	29,929
Cash and cash equivalents acquired as part of acquisitions	143,631	0
Purchase of BOLI	(10,000)	(25,000)
Purchase of ABS	(453,348)	(33,545)
Principal payments on ABS	95,764	52,384
Proceeds from sales of ABS	206,029	73,878
Purchase of office properties and equipment	(778)	(430)
Improvements and other changes to real estate owned	102	(194)
Proceeds from sales and liquidation of real estate owned	934	1,381

Net cash provided by (used in) investing activities	(99,217)	77,260

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$19,033	$72,022
Proceeds from issuance of certificates of deposit	329,404	272,210
Payments for maturing certificates of deposit	(273,237)	(346,660)
Interest credited to deposits	7,952	10,474
Advances from FHLB Seattle	163,892	70,000
Repayment of FHLB Seattle advances	(135,036)	(51,767)
Net change in securities sold subject to repurchase agreements and funds purchased	(40,686)	(68,524)
Repayment of other borrowings	(1,380)	(5,000)
Payments for fractional shares	(4)	0
Proceeds from exercise of stock options, net of repurchases	354	550
Other	872	988
Net cash provided by (used in) financing activities	71,164	(45,707)

Net change in cash and cash equivalents	(8,730)	36,551
Cash and cash equivalents, beginning of period	77,065	65,654

Cash and cash equivalents, end of period	$68,335	$102,205

Supplemental disclosures:
Cash paid during the period for:
Interest	$24,252	$24,417
Income taxes	$522	$3,048

Noncash financing and investing activities:
Loans converted into real estate owned	$561	$1,771
Common stock issued upon business combination	$29,218	0

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)

Net income	$7,783	$5,581

Other comprehensive income:
Change in unrealized gains on investments and ABS available-for-sale	198	(355)
Less deferred income taxes	(69)	125

Net other comprehensive income (loss)	129	(230)

Comprehensive income	$7,912	$5,351

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

3.             Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31, 2003	December 31, 2002

Term note payable(1)	$25,000	$25,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(3)(4)	64,000	64,000
Floating Rate Notes Due 2006(5)	30,000	30,000
Other(6)	7,302	8,682

Total other borrowings	$126,302	$127,682

(1)          Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% (3.84% at March 31, 2003) and is payable monthly.  Principal payments are due in annual installments of $3.0 million commencing September 30, 2003, with the entire unpaid balance due at maturity.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)          Sterling has a $5.0 million revolving line-of-credit with U.S. Bank. This line of credit matures on September 15, 2003.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% (3.84% at March 31, 2003) and is payable monthly.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  At March 31, 2003, no amounts were outstanding under this line.

(3)          Sterling has outstanding $41.2 million of 9.50% junior subordinated deferrable interest debentures (“Junior Subordinated Debentures-I”) to Sterling Capital Trust I (“Trust-I”), a Delaware business trust, of which Sterling owns all of the common equity. The sole asset of Trust-I is the Junior Subordinated Debentures-I.  Trust-I issued $40.0 million of 9.50% Cumulative Capital Securities (“Trust-I Preferred Securities”) to investors. Sterling’s obligations under the Junior Subordinated Debentures-I and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Trust-I’s obligations under the Trust-I Preferred Securities. The Trust-I Preferred Securities are treated as debt of Sterling. Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust-I Preferred Securities have been structured to qualify as Tier I capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  On April 14, 2003, Sterling announced the redemption of its Trust-I Preferred Securities due June 30, 2027.  The Trust-I Preferred Securities will be redeemed on May 16, 2003 at 100% of the $40.0 million aggregate principal amount plus accrued and unpaid interest.  Sterling also announced that its wholly-owned subsidiary, Sterling Capital Trust III, sold $14.0 million of trust preferred securities on April 10, 2003.  The rate payable on these securities will be the 90-day LIBOR plus 3.25% and is adjustable and payable quarterly.  These securities mature in 2033.

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

(5)          Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At March 31, 2003, Sterling could have incurred approximately $61.9 million of additional long-term debt.  At March 31, 2003, Sterling could have paid up to approximately $30.3 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (3.76% at March 31, 2003) and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.

(6)          During 2002, Sterling financed the sale of certain loans to an unrelated party.  However, since the underlying sold loans were collateral on the loan to the purchaser, this sale was accounted for as a financing.  At March 31, 2003, $7.3 million remains outstanding on the loan.

4.             Earnings Per Share:

The following table presents the basic and diluted earnings per share computations including the effect of the 10% stock dividend which was declared on April 21, 2003 and payable May 30, 2003:

	Three Months Ended March 31,
	2003			2002
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$7,783,000	13,710,886	$0.57	$5,581,000	12,774,380	$0.44

Effect of dilutive securities:
Common stock options	0	355,632	(0.02)	0	328,443	(0.01)
Convertible subordinated debt	0	0	0	44,000	276,249	(0.01)

Diluted computations	$7,783,000	14,066,518	$0.55	$5,625,000	13,379,072	$0.42

Antidilutive options not included in diluted earnings per share		0			0

5.             Operating Expenses:

The following table details Sterling’s components of total operating expenses:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)

Employee compensation and benefits	$11,958	$10,618
Occupancy and equipment	3,507	3,014
Depreciation	1,160	1,066
Amortization of identifiable intangible assets	26	383
Advertising	360	630
Data processing	1,611	1,525
Insurance	167	106
Legal and accounting	504	408
Travel and entertainment	538	452
Goodwill litigation costs	250	295
Acquisition and merger costs	143	0
Other	1,187	1,170

Total operating expenses	$21,411	$19,667

6.             Segment Information:

For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:

•                      The Community Banking segment consists of the operations conducted by Sterling’s subsidiary Sterling Savings Bank.

•                      The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in the Spokane and Seattle, Washington; Portland and Bend, Oregon and Boise, Idaho metropolitan areas primarily through Action Mortgage Company.

•                      The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the metropolitan areas of Portland, Oregon; Spokane, Washington; and the Puget Sound region primarily through INTERVEST-Mortgage Investment Company.

•                      The Insurance and Retail Brokerage segment markets tax-deferred annuities, mutual funds, insurance and other financial products through sales representatives within the Sterling Savings Bank branch network primarily through Harbor Financial Services, Inc. and Dime Insurance Agency.

•                      The Eliminations and Other segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the three months ended March 31, 2003 and 2002:

	As of and for the Three Months Ended March 31, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands)
Interest income	$48,005	$2,051	$1,429	$0	$0	$51,485
Interest expense	20,817				2,097	22,914
Net interest income (expense)	27,188	2,051	1,429	0	(2,097)	28,571
Provision for loan and lease losses	(2,250)	0	0	0	0	(2,250)
Noninterest income	9,510	2,612	(12)	458	(5,459)	7,109
Noninterest expense	18,467	2,100	743	326	(227)	21,411
Income before income taxes	$15,981	$2,563	$674	$132	$(7,329)	$12,019

Total assets	$3,856,870	$16,748	$12,279	$1,215	$(65,893)	$3,821,219

	As of and for the Three Months Ended March 31, 2002
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands)
Interest income	$45,512	$1,549	$1,105	$0	$0	$48,166
Interest expense	22,441	0	0	0	2,336	24,777
Net interest income (expense)	23,071	1,549	1,105	0	(2,336)	23,389
Provision for loan and lease losses	(2,086)	0		0	0	(2,086)
Noninterest income	6,323	1,116	718	297	(2,625)	5,829
Noninterest expense	17,243	1,688	580	234	(78)	19,667
Income before income taxes	$10,065	$977	$1,243	$63	$(4,883)	$7,465

Total assets	$3,034,563	$12,278	$14,057	$596	$(65,949)	$2,995,545

7.             Stock Options:

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Sterling has elected to retain the compensation measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, for stock options.  Under APB No. 25, compensation cost is recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price.  The measurement date is the date at which both the number of options and the exercise price for each option are known.

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share amounts)

Reported net income	$7,783	$5,581
Add back: Stock-based employee compensation expense, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(548)	(387)
Pro forma	$7,235	$5,194

Basic earnings per share:
Reported earnings per share	$0.57	$0.44
Stock-based employee compensation, fair value	(0.04)	(0.03)
Pro forma earnings per share	$0.53	$0.41

Diluted earnings per share:
Reported earnings per share	$0.55	$0.42
Stock-based employee compensation, fair value	(0.04)	(0.03)
Pro forma earnings per share	$0.51	$0.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85% to 132% each period, risk-free interest rates of 2.98% to 6.52% and expected lives of four to ten years, respectively.

8.                                      Other Accounting Policies:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.  The amendments to SFAS No. 123, which provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged.  Sterling has adopted the disclosure provisions of SFAS No. 148.  As Sterling does not plan to adopt the fair value provisions of SFAS No. 123, Sterling does not believe the implementation of SFAS No. 148 will have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003.  In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively.  Sterling does not believe that the adoption of this standard will have a material effect on Sterling’s consolidated financial statements.

9.                                      Hedging Activities and Derivatives:

Sterling is authorized by its Board of Directors, subject to certain limitations, to use financial options and other contractual instruments for the purpose of hedging interest rate risk relative to the investment and ABS portfolio and in anticipation of sales of mortgage loans into the secondary market.  Sterling uses forward sales contracts to hedge against interest rate risk arising from interest rate lock commitments.  At March 31, 2003, Sterling had forward sales contracts of $28.8 million.

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

Sterling adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that Sterling recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

The fair value of rate locks associated with optional (“best efforts”) forward commitments is estimated based on the pricing specified in the related forward commitment. At March 31, 2003, Sterling had rate locks with a fair value of approximately $29,000 recorded as an asset in its balance sheet, and best efforts forward commitments with a fair value of approximately $29,000 recorded as a liability in its balance sheet.

10.          Business Combinations:

On February 28, 2003, Sterling merged with Empire Federal Bancorp, Inc. (“Empire”).  The results of Empire’s operations have been included in the consolidated financial statements since that date.  The acquisition allowed Sterling to expand into Montana markets both on a lending and depository basis.  The acquisition also strengthened Sterling’s capital base, adding approximately $29.2 million in capital.  Sterling acquired approximately $143.6  million in cash, $67.3 million of loans and $184.2 million of deposits.

The aggregate purchase price was $29.2 million which was comprised of 1,401,370 shares of the common stock of Sterling.  Sterling recorded a deposit intangible in the amount of $3.1 million related to the acquisition of Empire.  The deposit intangible will be amortized over an estimated life of 10 years.  Sterling also recorded goodwill related to the transaction of $1.0 million.  This asset is subject to SFAS No. 141 accounting rules, which include annual impairment testing.  Any estimated impairment would result in Sterling recording an impairment loss.

11.          Subsequent Events

Trust Preferred Securities

On April 14, 2003, Sterling announced the redemption of its Trust-I Preferred Securities due June 30, 2027.  See Note 3 of “Notes to Consolidated Financial Statements.”

Stock Dividend

On April 22, 2003, Sterling announced that the Sterling Board of Directors had declared a 10% stock dividend payable May 30, 2003 to shareholders of record at May 5, 2003.  Accordingly, all weighted average shares outstanding and per share amounts have been restated to reflect this common stock dividend.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

Comparison of the Three Months Ended March 31, 2003 and 2002

This report contains forward-looking statements.  For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.”  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s current annual report on Form 10-K.

General

Sterling Financial Corporation (“Sterling”) is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank. The significant operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action Mortgage”), INTERVEST-Mortgage Investment Company (“INTERVEST”), Dime Insurance Agency (“Dime”) and Harbor Financial Services, Inc. (“Harbor Financial”). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base.  With $3.82 billion in total assets at March 31, 2003, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”)-insured deposits from the general public through 84 retail branches located in Washington, Oregon, Idaho and Montana.

Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland and Bend, Oregon; Boise, Idaho; and Montana; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon.  Sterling brokers property and casualty insurance coverage through Dime in Montana.  Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

Sterling continues to enhance its presence as a community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on liabilities) and other fee income will increase, although there can be no assurance in this regard.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling’s revenues are derived primarily from interest earned on loans and asset-backed securities (“ABS”), from fees and service charges and from mortgage banking operations.  The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision (“OTS”), the FDIC and the State of Washington Department of Financial Institutions (“Washington Supervisor”).

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

On February 28, 2003, Sterling acquired Empire.  Empire was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Sterling issued 1,401,370 shares of common stock in exchange for 100% of Empire’s outstanding common stock.  Sterling acquired approximately $143.6 million of cash, $67.3 million of loans, and $184.2 million of deposits and $29.2 million of capital in the transaction.  See Note 10 of “Notes to Consolidated Financial Statements.”

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

Income Recognition.  Sterling recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Sterling discontinues the accrual of interest and any previously accrued interest recognized in income deemed uncollectible is reversed.  Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.

There can be no assurance that the allowance for loan and lease losses will be adequate to cover all losses, but management believes the allowance for loan and lease losses was adequate at March 31, 2003. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

Investment Securities.  Investment securities are initially recorded at cost, which includes premiums and discounts if purchased at other than par or face value. Sterling amortizes premiums and discounts as an adjustment to interest income using the level interest yield method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. Declines in fair value of individual investment securities below their amortized cost that are deemed to be other than temporary will be written down to current market value and included in earnings as realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2003. If the financial markets experience deterioration and investments decline in fair value, charges to income could occur in future periods.

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

Sterling has performed the transitional impairment tests on its goodwill assets and has concluded the recorded value of goodwill was not impaired as of June 30, 2002. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.

Intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (generally eight to ten years).

Real Estate Owned.  Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell.  Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.

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

Results of Operations

Overview.  Sterling recorded net income of $7.8 million, or $0.55 per diluted share, for the three months ended March 31, 2003, compared with net income of $5.6 million, or $0.42 per diluted share, for the three months ended March 31, 2002.  The increase in net income for both periods reflected an increase in net interest income and other income.

The annualized return on average assets was 0.86% and 0.74% for the three months ended March 31, 2003 and 2002, respectively.  The annualized return on average equity was 14.5% and 13.4% for the three months ended March 31, 2003 and 2002, respectively.  The increases in the ratios were primarily due to the increase in net income.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended March 31, 2003 and 2002, NII was $28.6 million and $23.4 million, respectively, an increase of 22%.  The increase in NII during the three months ended March 31, 2003, compared to the same period in 2002, was primarily due to an increase in loan and ABS volumes that had higher net interest rate spreads and also due to the lower cost of funds.

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

Average interest-earning assets at March 31, 2003 and 2002 were $3.45 billion and $2.85 billion, respectively.  Average loans increased by $333.1 million, while average investments and ABS increased by $267.6 million over the same amounts in 2002.  Net interest spread during these periods was 3.32% and 3.33%, respectively.  The net interest margin for the three months ended March 31, 2003 and 2002 was 3.36% and 3.33%, respectively.  Net interest margin increased primarily due to the increase in interest income.  Net interest spread decreased primarily because the yield on loans declined slightly more than the cost of deposits.

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

Sterling recorded provisions for losses on loans and leases of $2.3 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans and leases will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan and lease loss allowance activity for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)

Balance at January 1	$27,866	$20,599
Acquired allowance for loan losses	869	0
Provision for losses on loans and leases	2,250	2,086
Amounts written off net of recoveries and other	(423)	(1,370)
Balance at March 31	$30,562	$21,315

At March 31, 2003, Sterling’s total classified assets were $73.3 million, compared with $58.8 million at March 31, 2002.  Total nonperforming loans and leases were $28.2 million at March 31, 2003, compared with $18.4 million at March 31, 2002.  The increase in nonperforming loans and leases and classified assets was primarily attributable to the loans, leases and nonperforming assets acquired in the business combinations with Source Capital Corporation (“Source”) and Empire.  Excluding the nonperforming assets acquired from Empire and the increase in nonperforming assets of Source since the acquisition date, nonperforming assets would have been $16.8 million or 0.44% of total assets.  At March 31, 2003, Sterling’s loan and lease delinquency rate (60 days or more) as a percentage of total loans and leases was 0.90%, compared with 1.44% at March 31, 2002.  Excluding delinquent loans from Empire and Source since the acquisition date, the delinquency ratio at March 31, 2003 would have been 0.65%, compared with 0.90% at March 31, 2002.

Other Income.  Other income was $7.1 million and $5.8 million for the three months ended March 31, 2003 and 2002, respectively.  The increase for the three months ended March 31, 2002, compared with the three months ended March 31, 2002 was primarily due to the gain on the sale of securities, an increase in income from mortgage banking operations and increases in fees and service charges.  This was partially offset by the charge associated with the early repayment of the Trust-I Preferred Securities.

Fees and service charge income increased by 13% to $4.3 million for the three months ended March 31, 2003 from $3.8 million for the same period last year.  This increase primarily reflects the increase in corporate banking activities that generate transaction accounts.  The number of business checking accounts have increased year over year, along with a wider range of business services being offered for a fee.

The increase in income from mortgage banking operations for the three months ended March 31, 2003 compared to the same period in 2002, was primarily due to increased refinancing activity and loan sales.  The following table summarizes loan originations and sales of loans and serviced mortgage loans for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$132.3	$58.2
Sales of residential loans	98.2	34.7
Sales of commercial real estate loans	0.0	54.0
Principal balances of mortgage loans serviced for others	388.6	392.9

During the quarter ended March 31, 2003, Sterling Savings Bank sold $215.3 million in investments and ABS, compared with $103.7 million for the quarter ended March 31, 2002.  Sterling recognized a net gain of $1.4 million during the quarter ended March 31, 2003, compared to $86,000 for the same period last year.  The increase in sales of investments and ABS compared to the prior year’s comparable quarter reflected changes in the maturity structure of the portfolio.

Operating Expenses.  Operating expenses were $21.4 million and $19.7 million for the three months ended March 31, 2003 and 2002, respectively.  The higher level of operating expenses was primarily a result of expanded staffing in Sterling’s branch delivery network, occupancy costs and data processing.

Employee compensation and benefits were $12.0 million and $10.6 million for the three months ended March 31, 2003 and 2002, respectively.  The employee costs reflected increased staffing from Empire, increased mortgage banking staff and additional staff for Sterling’s Seattle and Portland Corporate Banking Centers.  At March 31, 2003, full-time-equivalent employees were 1,030, compared with 916 at March 31, 2002.

Occupancy and equipment expenses were $3.5 million and $3.0 million for the three months ended March 31, 2003 and 2002, respectively.  The increase was primarily due to the opening of the Portland and Seattle Corporate Banking Centers.

Data processing expense was $1.6 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively.  The increase was primarily due to an increase in costs associated with a higher volume of transaction accounts.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $4.2 million and $1.9 million for the three months ended March 31, 2003 and 2002, respectively.  The income tax provision in 2003 reflects an increase in taxable earnings.  The increase in the effective tax rate compared to the March 2002 quarter is due to the tax effect of (1) the tax treatment relating to certain discounts of the Source acquisition and (2) tax-exempt municipal bond interest.

Financial Position

Assets.  At March 31, 2003, Sterling’s assets were $3.82 billion, up $315.2 million from $3.51 billion at December 31, 2002.

Investments and ABS.  Sterling’s investment and ABS portfolio at March 31, 2003 was $988.1 million, an increase of $157.9 million from the December 31, 2002 balance of $830.2 million.  The increase was primarily due to net purchases of ABS.

Loans and Leases Receivable.  At March 31, 2003, net loans and leases receivable were $2.56 billion, up $149.0 million from $2.41 billion at December 31, 2002.  The increase was primarily due to $67.3 million in loans from the Empire transaction, as well as net increases in business and private banking, corporate banking, and residential real estate loans.  During the three months ended March 31, 2003, total loan originations were $479.9 million compared with $355.7 million for the prior year’s comparable quarter.  Approximately 62% of these were construction, business banking, corporate banking and consumer loans.

The following table sets forth the composition of Sterling’s loan and lease portfolio at the dates indicated.  Loan and lease balances exclude, deferred loan and lease origination costs and fees or allowances for loan and lease losses.

	March 31, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)

Residential real estate	$377,732	14.69	$358,359	14.78
Multifamily real estate	153,750	5.98	161,547	6.66
Commercial real estate	507,402	19.74	458,712	18.92
Real estate construction	502,390	19.55	480,919	19.84
Consumer - direct	249,428	9.70	246,578	10.17
Consumer - indirect	69,789	2.71	62,896	2.59
Business and private banking	579,007	22.52	546,819	22.56
Corporate banking	129,263	5.03	105,975	4.37
Commercial leases receivable	2,141	0.08	2,774	0.11
Gross loans and leases receivable	2,570,902	100.00	2,424,579	100.00
Net deferred origination fees	(6,700)		(6,450)
Allowance for losses on loans and leases	(30,562)		(27,866)
Loans and leases receivable, net	$2,533,640		$2,390,263

Weighted average yield at end of period	6.22%		6.38%

The following table sets forth Sterling’s loan originations for the periods indicated.

	Three Months Ended March 31,
	2003	2002	% Change
	(Dollars in thousands)

Residential real estate	$132,288	$58,157	127.5
Multifamily real estate	13,365	13,668	(2.2)
Commercial real estate	37,099	22,315	66.3
Real estate construction	129,154	115,951	11.4
Consumer - direct	32,308	39,190	(17.6)
Consumer - indirect	14,268	17,244	(17.3)
Business and private banking	74,586	89,185	(16.4)
Corporate banking	46,850	0	N/A

Total loans originated	$479,918	$355,710	34.9

BOLI and All Other Assets.  Bank-owned life insurance (“BOLI”) and other assets increased to $129.9 million at March 31, 2003 from $118.2 million at December 31, 2002.  The increase was primarily due to the purchase of $10.0 million in BOLI.  Sterling purchases BOLI to fund employee benefit costs.  Through the purchase of BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.  In addition, Sterling recorded $1.0 million in goodwill and $3.1 million in other intangible assets in connection with the business combination with Empire.

Deposits.  Total deposits increased $267.4 million to $2.28 billion at March 31, 2003 from $2.01 billion at December 31, 2002, primarily due to the acquisition of $184.2 million in deposits from Empire and to increases in money market accounts and time deposits.

The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	March 31, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)

Noninterest checking	$246,803	10.8	$239,033	11.9
NOW checking	338,975	14.9	367,391	18.2
Savings and money market	544,073	23.8	401,339	19.9
Certificates of deposit	1,151,620	50.5	1,006,333	50.0

Total deposits	$2,281,471	100.0	$2,014,096	100.0

Annualized cost of deposits		1.73%		1.91%

The shift in the mix of deposits since December 2002 reflects: (1) a shift to money market accounts from NOW checking accounts and (2) a strong increase in new business checking deposits driven by the Portland Corporate Banking Center.  As of March 31, 2003, the number of business checking accounts has increased by approximately 14% from a year ago.

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At March 31, 2003 and December 31, 2002, the total of such borrowings was $1.25 billion.  See “Liquidity and Sources of Funds.”

Asset and Liability Management

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government.  Like all savings institutions, Sterling’s NII and the net present value of assets, liabilities and off-balance sheet contracts (“NPV”), or estimated fair value, are subject to fluctuations in interest rates.  For example, some of Sterling’s adjustable-rate mortgages (“ARMs”) are indexed to the one-year or five-year U.S. Treasury index or periodic fixed-rate LIBOR and swaps curves. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling’s earnings.  Currently, Sterling’s interest-earning assets mature or reprice more frequently, or on different terms, than do its interest-bearing liabilities. The fact that assets mature or reprice more frequently on average than liabilities may be beneficial in times of increasing interest rates; however, such an asset/liability structure may result in declining NII during periods of falling interest rates.

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

The total measurement of Sterling’s exposure to interest-rate risk (“IRR”) as presented in the following table may not be representative of the actual values which might result from a higher or lower interest rate environment.  A higher or lower interest rate environment most likely will result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of and the net earnings generated from Sterling’s net assets from any change in interest rates.

Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans by the sale of certain long-term fixed-rate loans and investments, and by increasing the level of its core deposits, which are generally a lower-cost funding source than wholesale borrowings.  There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

The following table presents Sterling’s estimates of changes in NPV for the periods indicated.  The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve.  These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.

	At March 31, 2003						At December 31, 2002
Change in Interest Rate in Basis Points (Rate Shock)	NPV		Ratio of NPV to the Present Value of Total Assets		% Change in NPV		NPV		Ratio of NPV to the Present Value of Total Assets		% Change in NPV
	(Dollars in thousands )

+300	$281,019		7.35%		3.4		$223,622		6.36%		4.8
+200	265,223		6.91		(2.4)		229,759		6.53		7.6
+100	278,135		7.15		2.4		234,577		6.67		9.9
Static	271,696		6.93		0		213,442		6.07		0
-100	216,514		5.55		(20.3)		164,741		4.68		(22.8)
-200	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
-300	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)

(1)            In low interest rate environments, the calculations are not meaningful.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a negative 0.32% and a positive 5.8% at March 31, 2003 and December 31, 2002, respectively.  Sterling calculated its three-year gap position to be a positive 3.0% and a positive 2.8% at March 31, 2003 and December 31, 2002, respectively.  The decrease in the positive readings at the one-year gap position was primarily due to a shortening of the maturities of certain borrowings impacted by the current interest rate environment.  Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At March 31, 2003, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “Results of Operations – Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased to $2.28 billion at March 31, 2003 from $2.01 billion at December 31, 2002, primarily due to the acquisition of $184.2 million in deposits from Empire and to an increase in money market accounts and certificates of deposit.  The net increase in deposits was primarily used to fund loans, purchase ABS and pay down other borrowings.  At March 31, 2003 and December 31, 2002, securities sold subject to repurchase agreements were $209.1 million and $249.8 million, respectively.  These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings.  Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

During the three months ended March 31, 2003, cash used in investing activities consisted primarily of the funding of loans and the purchase of ABS.  The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.  During the same period, cash provided by investing activities consisted primarily of principal payments on loans, proceeds from sales of ABS and cash acquired from the Empire transaction.  During the three months ended March 31, 2003, cash provided by operating activities consisted primarily of proceeds from sales of loans.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements.  At March 31, 2003, this credit line represented a total borrowing capacity of $1.06 billion, of which $148.4 million was available.  Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements.  At March 31, 2003, Sterling Savings Bank had $209.1 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $281.0 million.

Sterling, on a parent company-only basis, had cash and other resources of approximately $11.6 million and a revolving line of credit from U.S. Bank of $5.0 million at March 31, 2003 with no funds drawn on this line of credit.  This line of credit as well as a $25.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 3 of “Notes to Consolidated Financial Statements.”

At March 31, 2003 and December 31, 2002, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  At March 31, 2003 and December 31, 2002, Sterling had an investment in the Common Stock of Sterling Savings Bank of $132.6 million and $106.2 million, respectively.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $2.9 million during the three months ended March 31, 2003.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 3 of “Notes to Consolidated Financial Statements.”

Sterling Savings Bank actively manages its liquidity to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.  This is balanced with the need to maximize yield on alternative investments.  The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

Sterling’s total shareholders’ equity was $241.1 million at March 31, 2003 compared with $203.7 million at December 31, 2002.  The increase in total shareholders’ equity was primarily due to the business combination with Empire and the increase in net income.  Shareholders’ equity was 6.3% of total assets at March 31, 2003 compared with 5.8% at December 31, 2002.

At March 31, 2003, Sterling had an unrealized gain of $3.6 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2002, Sterling had an unrealized gain of $3.4 million, net of related income taxes, on investments and ABS classified as available for sale.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

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

Sterling has issued and outstanding $40.0 million of Trust-I Preferred Securities.  The indenture governing the Trust-I Preferred Securities limits the ability of Sterling under certain circumstances to pay dividends or to make other capital distributions.  The Trust-I Preferred Securities are treated as debt of Sterling.  The Trust-I Preferred Securities have been called for redemption on May 16, 2003 at 100% of the aggregate principal plus accrued and unpaid interest.  Sterling also has issued and outstanding $24.0 million of Trust-II Preferred Securities that mature in 2031 and are redeemable under certain conditions.  See Note 3 of “Notes to Consolidated Financial Statements.”

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At March 31, 2003, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at March 31, 2003.

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$212,499	8.00%	$265,623	10.00%	$318,133	11.98%
Core (Tier 1) risk-based capital (to risk-weighted assets)	106,249	4.00	159,374	6.00	291,459	10.97
Core (Tier 1) capital (to adjusted assets)	150,631	4.00	188,289	5.00	291,459	7.77

Goodwill Litigation

In contracts made in connection with Sterling Savings Bank’s acquisition of three insolvent savings institutions between 1985 and 1988, the U.S. government agreed that Sterling could use $38.0 million of “supervisory goodwill” associated with the acquisitions to help meet its regulatory capital requirements.  In 1989, Congress enacted FIRREA which provided, among other things, that savings institutions such as Sterling Savings Bank were no longer permitted to include supervisory goodwill in their regulatory capital.  Consequently, Sterling Savings Bank was required to discontinue use of its supervisory goodwill in calculating its capital ratios, which resulted in Sterling Savings Bank’s failing to comply with its minimum regulatory capital requirements from 1989 through 1991.

In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters relating to Sterling’s past acquisitions of troubled thrift institutions (the “Goodwill Litigation”).  In the Goodwill Litigation, Sterling seeks damages for, among other things, breach of contract and for deprivation of property without just compensation.

In September, 2002, the U.S. Court of Federal Claims granted Sterling Savings Bank’s motion for summary judgment as to liability on its contract claim, holding that the United States government owed contractual obligations to Sterling with respect to its acquisition of three failing regional thrifts during the 1980’s and had breached its contracts with Sterling.  It is anticipated that the Court will next establish the amount of legal damages, if any, suffered by Sterling as a consequence of the breach.  The timing and ultimate outcome of the Goodwill Litigation cannot be predicted with certainty.  Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

New Accounting Policies

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.  The amendments to SFAS No. 123, which provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged.  Sterling has adopted the disclosure provisions of SFAS No. 148.  As Sterling does not plan to adopt the fair value provisions of SFAS No. 123, Sterling does not believe the implementation of SFAS No. 148 will have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003.  In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively.  Sterling does not believe that the adoption of this standard will have a material effect on Sterling’s consolidated financial statements.

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

Forward-Looking Statements

From time to time, Sterling and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are contained in this report and may be contained in other documents that Sterling files with the Securities and Exchange Commission.  Such statements may also be made by Sterling and its senior managers in oral or written presentations to analysts, investors, the media and others.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Sterling’s market risks, see “Management’s Discussion and Analysis - Asset and Liability Management.”

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Sterling’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures for Sterling. Such disclosure controls and procedures are designed to ensure that material information relating to Sterling and its consolidated subsidiaries are made known to the officers who must certify that they have evaluated the effectiveness of the disclosure controls and procedures within ninety days prior to the filing of the quarterly report. Sterling’s certifying officers have concluded that as of March 31, 2003, the material information they use in evaluating Sterling’s performance and operations has been effectively provided by Sterling’s disclosure controls and procedures.

Changes in Internal Controls

There have not been any significant changes in Sterling’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the certifying officers’ evaluation. The certifying officers are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

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

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 - Other Information

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Exhibit

	3.1	Restated Articles of Incorporation of Sterling. Filed herewith.

	3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Form S-4 dated December 9, 2002 and incorporated by reference herein.

	4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2

The Registrant has outstanding certain long-term debt.  None of such debt exceeds ten percent of Registrant’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits.  Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

	99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K. During the quarter ended March 31, 2003, there was one report filed on Form 8-K on January 27, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

May 14, 2003	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Senior Vice President - Finance, Assistant Secretary, and Principal Financial Officer

May 14, 2003	By:	/s/ William R. Basom
Date		William R. Basom
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

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 14, 2003	/s/ Harold B. Gilkey
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

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 14, 2003	/s/ Daniel G. Byrne
Daniel G. Byrne
Senior Vice President – Finance, Assistant
Secretary, and Principal Financial Officer