Form 10-Q
period 2003-06-30
STERLING FINANCIAL CORP /WA/
filed 2003-08-14
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2003

Common Stock ($1.00 par value)	14,781,418

STERLING FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2003

PART I - Financial Information
Item 1 - Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$10,100	$2,525
Non-interest bearing and vault	74,540	74,540
Restricted	8,965	1,526
Investments and asset-backed securities (“ABS”):
Available for sale	1,073,869	826,692
Held to maturity	2,834	3,476
Loans receivable, net	2,668,990	2,390,263
Loans held for sale	50,625	22,549
Accrued interest receivable	16,205	14,625
Real estate owned, net	3,982	3,953
Office properties and equipment, net	51,921	47,745
Bank-owned life insurance (“BOLI”)	71,189	59,399
Goodwill	45,075	43,977
Other intangible assets	3,038	0
Mortgage servicing rights, net	2,078	1,680
Prepaid expenses and other assets, net	11,176	13,114
Total assets	$4,094,587	$3,506,064

LIABILITIES:
Deposits	$2,393,707	$2,014,096
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	995,119	874,515
Securities sold subject to repurchase agreements and funds purchased	276,958	249,769
Other borrowings	139,782	127,682
Cashiers checks issued and payable	13,418	13,371
Borrowers’ reserves for taxes and insurance	1,825	1,401
Accrued interest payable	7,158	6,344
Accrued expenses and other liabilities	20,277	15,230
Total liabilities	3,848,244	3,302,408

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 14,781,418 and 11,958,948 shares issued and outstanding	14,781	11,959
Additional paid-in capital	180,825	125,177
Accumulated other comprehensive income (loss): Unrealized gains (losses) on investments and ABS available-for-sale, net of deferred income taxes of $(509) and $1,852	(945)	3,439
Retained earnings	51,682	63,081

Total shareholders’ equity	246,343	203,656

Total liabilities and shareholders’ equity	$4,094,587	$3,506,064

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)

Interest income:
Loans	$42,376	$38,885	$82,715	$78,080
ABS	9,214	7,786	19,186	15,587
Investments and cash equivalents	1,061	1,030	2,235	2,200
Total interest income	52,651	47,701	104,136	95,867

Interest expense:
Deposits	9,493	11,590	18,513	22,850
Short-term borrowings	2,695	1,546	5,466	3,275
Long-term borrowings	10,423	11,197	21,546	22,985
Total interest expense	22,611	24,333	45,525	49,110

Net interest income	30,040	23,368	58,611	46,757

Provision for losses on loans	(2,550)	(2,227)	(4,800)	(4,313)
Net interest income after provision for losses on loans	27,490	21,141	53,811	42,444

Other income:
Fees and service charges	4,909	4,089	9,208	7,929
Mortgage banking operations	2,496	1,050	4,713	2,356
Loan servicing fees (costs)	(153)	320	(69)	594
Net gains on sales of securities	1,677	311	3,037	397
Real estate owned operations	(180)	(2)	(209)	(194)
Charge related to early repayment of debt	0	0	(1,464)	0
BOLI	968	881	1,790	1,702
Other noninterest income (expense)	(28)	96	(208)	(210)

Total other income	9,689	6,745	16,798	12,574
Operating expenses	22,604	19,752	44,015	39,419

Income before income taxes	14,575	8,134	26,594	15,599
Income tax provision	(5,058)	(2,398)	(9,294)	(4,282)

Net income	$9,517	$5,736	$17,300	$11,317

Earnings per share - basic	$0.64	$0.44	$1.21	$0.88

Earnings per share - diluted	$0.63	$0.43	$1.18	$0.85

Weighted average shares outstanding - basic	14,771,708	13,031,704	14,244,227	12,903,754

Weighted average shares outstanding - diluted	15,147,572	13,465,641	14,602,015	13,392,933

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$17,300	$11,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	4,945	4,491
Stock dividends on FHLB Seattle stock	(2,928)	(1,190)
Net gain on sales of loans, investments and ABS	(6,387)	(2,892)
Other losses	113	610
Change in cash surrender value of BOLI	(1,790)	(1,705)
Depreciation and amortization	5,806	4,615
Change in:
Accrued interest receivable	(1,309)	488
Prepaid expenses and other assets	6,578	(3,684)
Cashiers checks issued and payable	(1,888)	(4,581)
Accrued interest payable	323	1,690
Accrued expenses and other liabilities	777	(6,110)
Proceeds from sales of loans	209,735	134,360
Real estate loans originated for sale	(206,385)	(131,865)

Net cash provided by operating activities	24,890	5,544

Cash flows from investing activities:
Change in restricted cash	(7,439)	438
Loans funded	(1,074,374)	(726,815)
Loan principal received	828,734	654,368
Purchase of investments	(11,853)	(32,039)
Proceeds from maturities of investments	1,531	29,929
Proceeds from sales of available-for-sale investments	10,681	1,400
Cash and cash equivalents acquired as part of acquisitions	143,631	0
Purchase of BOLI	(10,000)	(25,000)
Purchase of ABS	(991,720)	(251,906)
Principal payments on ABS	166,722	92,759
Proceeds from sales of ABS	581,160	202,131
Purchase of office properties and equipment	(2,150)	(406)
Improvements and other changes to real estate owned	123	(830)
Proceeds from sales and liquidation of real estate owned	1,875	3,950

Net cash used in investing activities	(363,079)	(52,021)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$54,404	$106,974
Proceeds from issuance of certificates of deposit	785,335	565,173
Payments for maturing certificates of deposit	(661,334)	(567,831)
Interest credited to deposits	16,983	21,367
Advances from FHLB Seattle	296,102	74,000
Repayment of FHLB Seattle advances	(185,072)	(86,805)
Net change in securities sold subject to repurchase agreements and funds purchased	27,189	(67,291)
Proceeds from other borrowings	54,000	0
Repayment of other borrowings	(41,900)	(5,000)
Payments for fractional shares	(30)	(21)
Proceeds from exercise of stock options, net of repurchases	583	672
Deferred financing costs	(732)	0
Other	236	316
Net cash provided by financing activities	345,764	41,554

Net change in cash and cash equivalents	7,575	(4,923)
Cash and cash equivalents, beginning of period	77,065	65,654

Cash and cash equivalents, end of period	$84,640	$60,731

Supplemental disclosures:
Cash paid during the period for:
Interest	$46,299	$47,780
Income taxes	9,457	7,868

Noncash financing and investing activities:
Loans converted into real estate owned	1,309	5,354
Common stock dividend	28,699	23,809
Common stock issued upon business combination	28,107	0

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)

Net income	$9,517	$5,736	$17,300	$11,317

Other comprehensive income:
Change in unrealized gains (losses) on investments and ABS available-for-sale	(6,943)	8,999	(6,745)	8,644
Less deferred income taxes	2,430	(3,149)	2,361	(3,024)

Net other comprehensive income (loss)	(4,513)	5,850	(4,384)	5,620

Comprehensive income	$5,004	$11,586	$12,916	$16,937

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

2.                                      Other Borrowings:

The components of other borrowings are as follows (in thousands):

	June 30, 2003	December 31, 2002

Term note payable(1)	$25,000	$25,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(3)	78,000	64,000
Floating Rate Notes Due 2006(4)	30,000	30,000
Other(5)	6,782	8,682

Total other borrowings	$139,782	$127,682

(1)          Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% (3.82% at June 30, 2003) and is payable monthly.  Principal payments are due in annual installments of $3.0 million commencing September 30, 2003, with the entire unpaid balance due at maturity.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)          Sterling has a $5.0 million revolving line-of-credit with U.S. Bank. This line of credit matures on September 15, 2003.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.50% (3.82% at June 30, 2003) and is payable monthly.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  At June 30, 2003, no amounts were outstanding under this line.

(3)          Sterling raises capital from time to time through the formation of trusts (“Sterling Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. The Sterling Capital Trusts are business trusts in which Sterling owns all of the common equity.  The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling.  Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Sterling Capital Trusts’ obligations under the Trust Preferred Securities.  The Trust Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions.  Interest is paid quarterly or semi-annually.  Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Mandatorily Redeemable Capital Security	Rate At June 30, 2003	Amount (In Thousands)

Sterling Capital Trust VI	June 2003	April 2033	Floating Rate Capital Securities	4.32%	$10,000

Sterling Capital Statutory Trust V	May 2003	May 2033	Floating Rate Capital Securities	4.54%	20,000

Sterling Capital Trust IV	May 2003	May 2033	Floating Rate Preferred Securities	4.44%	10,000

Sterling Capital Trust III	April 2003	Sept 2033	Floating Rate Capital Securities	4.54%	14,000

Sterling Capital Trust II	July 2001	July 2031	10.25% Cumulative Capital Securities	10.25%	24,000

					$78,000

(4)          Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At June 30, 2003, Sterling could have incurred approximately $52.5 million of additional long-term debt.  At June 30, 2003, Sterling could have paid up to approximately $33.6 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (3.62% at June 30, 2003) and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.

(5)          During 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying sold loans were collateral on the loan to the purchaser, this sale was accounted for as a financing.  At June 30, 2003, $6.8 million remained outstanding on the financing.

3.                                      Earnings Per Share:

The following table presents the basic and diluted earnings per share computations including the effect of the 10% stock dividend which was paid on May 30, 2003:

	Three Months Ended June 30,
	2003			2002
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$9,517,000	14,771,708	$0.64	$5,736,000	13,031,704	$0.44

Effect of dilutive securities:
Common stock options	0	375,864	(0.01)	0	351,145	(0.01)
Convertible subordinated debt	0	0	0.00	0	82,792	0.00

Diluted computations	$9,517,000	15,147,572	$0.63	$5,736,000	13,465,641	$0.43

Antidilutive options not included in diluted earnings per share		0			0

	Six Months Ended June 30,
	2003			2002
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$17,300,000	14,244,227	$1.21	$11,317,000	12,903,754	$0.88

Effect of dilutive securities:
Common stock options	0	357,788	(0.03)	0	322,681	(0.02)
Convertible subordinated debt	0	0	0.00	44,000	166,498	(0.01)

Diluted computations	$17,300,000	14,602,015	$1.18	$11,361,000	13,392,933	$0.85

Antidilutive options not included in diluted earnings per share		0			0

4.                                      Operating Expenses:

The following table details Sterling’s components of total operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)

Employee compensation and benefits	$11,997	$10,409	$23,955	$21,027
Occupancy and equipment	3,657	3,154	7,164	6,168
Depreciation	1,241	1,060	2,401	2,126
Amortization of identifiable intangible assets	79	261	105	644
Advertising	1,689	867	2,049	1,497
Data processing	1,615	1,504	3,226	3,029
Insurance	183	166	350	272
Legal and accounting	409	450	913	858
Travel and entertainment	721	597	1,259	1,049
Goodwill litigation costs	64	225	314	520
Acquisition and merger costs	45	0	188	0
Other	904	1,059	2,091	2,229

Total operating expenses	$22,604	$19,752	$44,015	$39,419

5.                                      Segment Information:

For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:

•                  The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the three and six months ended June 30, 2003 and 2002:

	As of and for the Three Months Ended June 30, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands)

Interest income	$48,964	$2,258	$1,428	$1	$0	$52,651
Interest expense	20,697	0	0	0	1,914	22,611
Net interest income (expense)	28,267	2,258	1,428	1	(1,914)	30,040
Provision for loan losses	(2,550)	0	0	0	0	(2,550)
Noninterest income	10,462	2,523	618	508	(4,422)	9,689
Noninterest expense	19,263	2,550	620	399	(228)	22,604
Income before income taxes	$16,916	$2,231	$1,426	$110	$(6,108)	$14,575

Total assets	$4,135,402	$19,211	$13,298	$1,417	$(74,741)	$4,094,587

	As of and for the Three Months Ended June 30, 2002
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands)

Interest income	$44,720	$1,810	$1,171	$0	$0	$47,701
Interest expense	22,147	0	0	0	2,186	24,333
Net interest income (expense)	22,573	1,810	1,171	0	(2,186)	23,368
Provision for loan losses	(2,227)	0	0	0	0	(2,227)
Noninterest income	7,637	1,088	357	429	(2,766)	6,745
Noninterest expense	17,277	1,659	475	277	64	19,752
Income before income taxes	$10,706	$1,239	$1,053	$152	$(5,014)	$8,134

Total assets	$3,130,149	$13,669	$14,893	$747	$(71,380)	$3,088,078

	As of and for the Six Months Ended June 30, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands)

Interest income	$96,969	$4,309	$2,857	$1	$0	$104,136
Interest expense	41,514	0	0	0	4,011	45,525
Net interest income (expense)	55,455	4,309	2,857	1	(4,011)	58,611
Provision for loan losses	(4,800)	0	0	0	0	(4,800)
Noninterest income	19,972	5,135	606	966	(9,881)	16,798
Noninterest expense	37,730	4,650	1,363	725	(453)	44,015
Income before income taxes	$32,897	$4,794	$2,100	$242	$(13,439)	$26,594

Total assets	$4,135,402	$19,211	$13,298	$1,417	$(74,741)	$4,094,587

	As of and for the Six Months Ended June 30, 2002
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands)

Interest income	$90,232	$3,359	$2,276	$0	$0	$95,867
Interest expense	44,588	0	0	0	4,522	49,110
Net interest income (expense)	45,644	3,359	2,276	0	(4,522)	46,757
Provision for loan losses	(4,313)	0	0	0	0	(4,313)
Noninterest income	13,959	2,204	1,074	726	(5,389)	12,574
Noninterest expense	34,520	3,347	1,055	511	(14)	39,419
Income before income taxes	$20,770	$2,216	$2,295	$215	$(9,897)	$15,599

Total assets	$3,130,149	$13,669	$14,893	$747	$(71,380)	$3,088,078

6.                                      Stock Options:

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Sterling has elected to retain the compensation measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, for stock options.  Under APB No. 25, compensation cost is recognized at the measurement date in the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price.  The measurement date is the date at which both the number of options and the exercise price for each option are known.

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)

Reported net income	$9,517	$5,736	$17,300	$11,317
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(548)	(387)	(1,097)	(773)
Pro forma	$8,969	$5,349	$16,203	$10,544

Basic earnings per share:
Reported earnings per share	$0.64	$0.44	$1.21	$0.88
Stock-based employee compensation, fair value	(0.04)	(0.03)	(0.07)	(0.06)
Pro forma earnings per share	$0.60	$0.41	$1.14	$0.82

Diluted earnings per share:
Reported earnings per share	$0.63	$0.43	$1.18	$0.85
Stock-based employee compensation, fair value	(0.04)	(0.03)	(0.07)	(0.06)
Pro forma earnings per share	$0.59	$0.40	$1.11	$0.79

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85% to 132% each period, risk-free interest rates of 2.98% to 6.52% and expected lives of four to ten years, respectively.

7.                                      Other Accounting Policies:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.  The amendments to SFAS No. 123, which provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Sterling has adopted the disclosure provisions of SFAS No. 148 but does not intend to adopt the fair value provisions of SFAS No. 123.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.        SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.   Sterling does not believe that the adoption of SFAS No.150 will have a material effect on Sterling’s consolidated financial statements.

8.                                      Hedging Activities and Derivatives:

As of January 1, 2001, Sterling adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138.  This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that Sterling recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting.

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

Sterling periodically uses financial options and other contractual instruments for the purpose of hedging interest rate risk relative to its investment and ABS portfolios and to its mortgage lending operations. Sterling invests in ABS tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising interest rates. Sterling typically does not invest in “derivative products” that are structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities.  However, Sterling may invest in such products in the future.

As a normal part of its operations, Action Mortgage incurs interest rate risk from the date it closes a loan to the date the loan is sold in the secondary market.  Additionally, Action Mortgage incurs interest rate risk from the date it commits to make a loan to the date the loan closes in those cases where it sells interest rate lock commitments (“rate locks”) to the prospective borrower.  Traditionally, Action Mortgage has endeavored to hedge this interest rate risk by entering into non-binding (“best-efforts”) forward sales agreements with third parties.  In July 2003, in an effort to improve the spread on loans sold into the secondary market, Action Mortgage began hedging interest rate risk by entering into mandatory forward sales agreements on ABS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver ABS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or ABS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.

Rate locks and forward sales agreements are considered to be derivatives under SFAS No. 133. Sterling has recorded the estimated fair values of the rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.

9.                                      Business Combinations:

On February 28, 2003, Sterling merged with Empire Federal Bancorp, Inc. (“Empire”).  The results of Empire’s operations have been included in the consolidated financial statements since that date.  The acquisition allowed Sterling to expand into Montana markets both on a lending and depository basis.  The acquisition strengthened Sterling’s capital base, adding approximately $29.2 million in capital.  Sterling also acquired approximately $143.6  million in cash, $67.3 million in loans and $184.2 million in deposits as a result of the merger.

The aggregate purchase price was $29.2 million which was comprised of 1,401,370 shares of the common stock of Sterling.  Sterling recorded a deposit intangible in the amount of $3.1 million related to the acquisition of Empire.  The deposit intangible will be amortized over an estimated life of 10 years.  Sterling also recorded goodwill related to the transaction of $1.0 million.  This asset is subject to SFAS No. 142 accounting rules, which include annual impairment testing.  Any estimated impairment would result in Sterling recording an impairment loss.

10.                               Subsequent Events

On July 15, 2003, Sterling announced that it had entered into an Agreement and Plan of Merger (the “Klamath Merger”) with Klamath First Bancorp, Inc., an Oregon corporation (“Klamath”).  Klamath will be merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly-owned subsidiary, Klamath First Federal Savings and Loan Association (“Klamath First Federal”), will be merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.  As of June 30, 2003, Klamath had 59 branches in Oregon and Washington, with a presence in 26 of Oregon’s 36 counties.  As of June 30, 2003, Klamath reported approximately $1.4 billion in total assets including $555.0 million in loans, $1.1 billion in deposits and $121.5 million of equity.

Under the terms of the Klamath Merger, each share of Klamath common stock will be converted into 0.77 shares of Sterling common stock subject to certain conditions.  Based upon the closing price for Sterling on July 14, 2003 of $26.55 per share, the consideration is equivalent to $20.44 per share of Klamath common stock.                      The merger will be structured as a tax-free reorganization and is expected to be completed in the first quarter of 2004, subject to the approval of Sterling’s and Klamath’s shareholders and regulators.

STERLING FINANCIAL CORPORATION

Comparison of the Three and Six Months Ended June 30, 2003 and 2002

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

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base.  With $4.09 billion in total assets at June 30, 2003, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”)-insured deposits from the general public through 83 retail branches located in Washington, Oregon, Idaho and Montana.

Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the metropolitan areas of Spokane and Seattle, Washington; Portland and Bend, Oregon; Boise, Idaho; and in Montana; and through INTERVEST commercial real estate lending offices located in the metropolitan areas of Spokane and Seattle, Washington; and Portland, Oregon.  Sterling brokers property and casualty insurance coverage through Dime in Montana.  Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial.

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

During the quarter ended June 30, 2003, Sterling redeemed $40.0 million of 9.50% Cumulative Capital Securities and issued a series of floating rate trust preferred securities totaling $54.0 million.  See “Liquidity and Sources of Funds” and Note 2 of “Notes to Consolidated Financial Statements.”  In May 2003, Sterling paid a 10% stock dividend to shareholders of record at May 5, 2003.  As a result, Sterling issued 1,342,428 shares of its common stock.

On February 28, 2003, Sterling acquired Empire Federal Bancorp, Inc.  Empire was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Sterling issued 1,401,370 shares of common stock in exchange for all of the stock of Empire.  Sterling acquired approximately $143.6 million of cash, $67.3 million of loans, $184.2 million of deposits and $29.2 million of capital in the transaction.  See Note 9 of “Notes to Consolidated Financial Statements.”

On July 15, 2003, Sterling announced that it had entered into an Agreement and Plan of Merger (the “Klamath Merger”) with Klamath First Bancorp, Inc., an Oregon corporation (“Klamath”).  Klamath will be merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly-owned subsidiary, Klamath First Federal Savings and Loan Association, will be merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Klamath Merger, each share of Klamath common stock will be converted into 0.77 shares of Sterling common stock subject to certain conditions.  Based upon the closing price for Sterling on July 14, 2003 of $26.55 per share, the consideration is equivalent to $20.44 per share of Klamath common stock.  The merger will be structured as a tax-free reorganization and is expected to be completed in the first quarter of 2004.  See Note 10 of “Notes to Consolidated Financial Statements.”

Sterling intends to continue to pursue an aggressive growth strategy to become the leading community bank in the Pacific Northwest.  This strategy may include acquiring other financial businesses or branches thereof or other substantial assets or deposit liabilities.  Sterling may not be successful in identifying further acquisition candidates, integrating acquisitions or preventing such acquisitions from having an adverse effect on Sterling.  There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other businesses on attractive terms.  Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and favorable economic and market conditions.  There can be no assurance that Sterling will be successful in implementing its growth strategy.

Critical Accounting Policies

The accounting and reporting policies of Sterling conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  Sterling’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Sterling’s Consolidated Financial Statements and Management’s Discussion and Analysis.

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

Allowance For Loan Losses.  In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Sterling maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance.  The allowance can increase or decrease each quarter based upon the results of management’s analysis.

The amount of the allowance for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans.  The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of non-accrual and restructured loans.

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

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at June 30, 2003. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

Investments and ABS.  Assets in the investment and ABS portfolios are initially recorded at cost, which includes any premiums and discounts. Sterling amortizes premiums and discounts as an adjustment to interest income using the level interest yield method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings under realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the six months ended June 30, 2003.  Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Sterling has performed the transitional impairment tests on its goodwill assets and has concluded the recorded value of goodwill was not impaired as of June 30, 2003. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that

Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.

Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (generally eight to ten years).

Real Estate Owned.  Property acquired through foreclosure of defaulted mortgage loans is carried at the lower of cost or fair value less estimated costs to sell.  Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable.

An allowance for losses on real estate owned is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession.  Sterling reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable.  In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, an impairment loss is recognized.  As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

Results of Operations

Overview.  Sterling recorded net income of $9.5 million, or $0.63 per diluted share, for the three months ended June 30, 2003, compared with net income of $5.7 million, or $0.43 per diluted share, for the three months ended June 30, 2002.  Sterling recorded net income of $17.3 million, or $1.18 per diluted share for the six months ended June 30, 2003, compared with $11.3 million, or $0.85 per diluted share.  The increase in net income for both periods reflected an increase in net interest income and other income.

The annualized return on average assets was 0.98% and 0.75% for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, the annualized return on average assets was 0.92% and 0.75%, respectively.  The annualized return on average equity was 15.5% and 13.0% for the three months ended June 30, 2003 and 2002, respectively.  The annualized return on average equity was 15.0% and 13.2% for the six months ended June 30, 2003 and 2002, respectively.  The increases in the ratios were primarily due to the increase in net income.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended June 30, 2003 and 2002, NII was $30.0 million and $23.4 million, respectively, an increase of 28%.  For the six months ended June 30, 2003 and 2002, NII was $58.6 million and $46.8 million, an increase of 25%.  The increase in NII during the three and six months ended June 30, 2003, compared to the same periods in 2002, was primarily due to an increase in loan and ABS volumes and an improved mix of interest-earning assets compared to interest-bearing liabilities.

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

Average interest-earning assets for the three months ended June 30, 2003 and 2002 were $3.64 billion and $2.86 billion, respectively.  Average loans increased by $520.7 million, while average investments and ABS increased by $268.6 million over the same amounts in 2002.  Net interest spread during these periods was 3.26% and 3.28%, respectively.  The net interest margin for the three months ended June 30, 2003 and 2002 was 3.31% and 3.28%, respectively.  Net interest margin increased primarily due to the increase in average interest-earning assets relative to interest-bearing liabilities.  Net interest spread decreased primarily because the yield on loans declined slightly more than the cost of deposits, reflecting continued refinancing activity in the residential and commercial real estate portfolios and competition for deposits.

Average interest-earning assets for the six months ended June 30, 2003 and 2002 were $3.55 billion and $2.85 billion, respectively.  Average loans increased by $428.7 million, while average investments and ABS increased by $268.1 million over the prior comparable period.  The net interest spread for the six months ended June 30, 2003 and 2002 was 3.29% and 3.30%, respectively, while the net interest margin for the same periods was 3.33% and 3.30%, respectively.  Net interest spread decreased due to a greater decrease in the yields on average interest-earning assets relative to the cost of funds, also reflecting continued refinancing activity.  However, the increase in the average volume of loans and ABS offset this, generating the increase in NII, thereby increasing the margin compared to the same period in 2002.

Provision for Losses on Loans.  Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income.  The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.  This process includes information derived from many factors including historical loss trends, trends in classified assets, trends in delinquency and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for losses on loans of $2.6 million and $2.2 million for the three months ended June 30, 2003 and 2002, respectively.  Sterling recorded provisions for losses on loans of $4.8 million and $4.3 million for the six months ended June 30, 2003 and 2002, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated.

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)

Balance at January 1	$27,866	$20,599
Acquired allowance for loan losses	869	0
Provision for losses on loans	4,800	4,313
Amounts written off net of recoveries and other	(1,501)	(3,377)
Balance at June 30	$32,034	$21,535

At June 30, 2003, Sterling’s total classified assets were $80.5 million, compared with $67.6 million at June 30, 2002.  Total nonperforming assets were $31.4 million at June 30, 2003, compared with $28.9 million at June 30, 2002.  The increase in nonperforming loans and classified assets was primarily attributable to the loans and nonperforming assets acquired in the business combinations with Source Capital Corporation (“Source”) and Empire.  Excluding the nonperforming assets acquired from Empire and the increase in nonperforming assets of Source since the acquisition date, nonperforming assets would have been $22.0 million or 0.54% of total assets.  At June 30, 2003, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 1.13%, compared with 1.09% at June 30, 2002.  Excluding delinquent loans from Empire and Source since the acquisition date, the delinquency ratio at June 30, 2003 would have been 0.83%, compared with 0.74% at June 30, 2002.

Other Income.  Other income was $9.7 million and $6.7 million for the three months ended June 30, 2003 and 2002, respectively.  Other income was $16.8 million and $12.6 million for the six months ended June 30, 2003 and 2002, respectively.  The increase for the three and six months ended June 30, 2003, compared with the three and six months ended June 30, 2002 was primarily due to the gain on the sale of securities, an increase in income from mortgage banking operations and increases in fees and service charges.

Fees and service charge income increased by 20% to $4.9 million for the three months ended June 30, 2003 from $4.1 million for the same period last year.  For the six months ended June 30, 2003 and 2002, fees and service charge income increased by 16%, or $1.3 million.  This increase primarily reflects the increase in corporate banking activities that generate transaction accounts.  The number of business checking accounts have increased year over year, along with a wider range of business services being offered for a fee.

The increase in income from mortgage banking operations for the three and six months ended June 30, 2003 compared to the same periods in 2002, was primarily due to increased refinancing activity and loan sales, reflecting the low interest rate environment.  The following table summarizes loan originations and sales of loans and serviced mortgage loans for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Originations of one- to four-family permanent mortgage loans	$146.4	$58.0	$278.7	$116.1
Sales of residential loans	92.8	37.7	188.1	72.4
Sales of commercial real estate loans	18.3	5.5	18.3	59.5
Principal balances of mortgage loans serviced for others	410.0	383.0	410.0	383.0

As a normal part of its operations, Action Mortgage incurs interest rate risk from the date it closes a loan to the date the loan is sold in the secondary market.  Additionally, Action Mortgage incurs interest rate risk from the date it commits to make a loan to the date the loan closes in those cases where it sells rate locks to the prospective borrower.  Traditionally, Action Mortgage has endeavored to hedge this interest rate risk by entering into best-efforts forward sales agreements with third parties.  In July 2003, in an effort to improve the spread on loans sold into the secondary market, Action Mortgage began hedging interest rate risk by entering into mandatory forward sales agreements on ABS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver ABS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement ABS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.

During the quarter ended June 30, 2003, Sterling Savings Bank sold $373.5 million in investments and ABS, compared with $127.9 million for the quarter ended June 30, 2002.  Sterling recognized a net gain of $1.7 million during the quarter ended June 30, 2003, compared to $311,000 for the same period last year.  During the six months ended June 30, 2003, Sterling sold $588.8 million in investments and ABS compared with $231.7 million for the same period in 2002.  Sterling recognized a net gain of $3.0 million for the six months ended June 30, 2003, compared with $397,000 for the six months ended June 30, 2002.  The increase in sales of investments and ABS compared to the prior year’s comparable periods reflected an acceleration of change in the maturity structure of the portfolio.

Operating Expenses.  Operating expenses were $22.6 million and $19.8 million for the three months ended June 30, 2003 and 2002, respectively.  Operating expenses were $44.0 million and $39.4 million for the six months ended June 30, 2003 and 2002, respectively.  The higher level of operating expenses was primarily a result of expanded staffing in Sterling’s branch delivery network, occupancy costs and advertising.

Employee compensation and benefits were $12.0 million and $10.4 million for the three months ended June 30, 2003 and 2002, respectively.  Employee compensation and benefits were $24.0 million and $21.0 million for the six months ended June 30, 2003 and 2002, respectively.  The employee costs reflected increased staffing from Empire, increased mortgage banking staff and additional staff for Sterling’s Seattle and Portland Corporate Banking Centers.  At June 30, 2003, full-time-equivalent employees were 1,058, compared with 944 at June 30, 2002.

Occupancy and equipment expenses were $3.7 million and $3.2 million for the three months ended June 30, 2003 and 2002, respectively.  Occupancy and equipment expenses were $7.2 million and $6.2 million for the six months ended June 30, 2003 and 2002, respectively.  The increase was primarily due to expenses associated with the Portland and Seattle Corporate Banking Centers, the new Empire branches, expanded mortgage banking branches and higher equipment costs.

Advertising expense was $1.7 million and $867,000 for the three months ended June 30, 2003 and 2002, respectively.  Advertising expenses were $2.0 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively.  The increase was primarily due to an increase in costs associated with Sterling’s new image campaign and acquisition-related costs.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $5.1 million and $2.4 million for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, Sterling recorded federal and state income tax provisions of $9.3 million and $4.3 million, respectively.  The income tax provisions in 2003 reflect an increase in taxable earnings.  The effective tax rates for these periods were 34.7%, 29.5%, 34.9% and 27.5%, respectively.  The increase in the effective tax rates compared to the June 30, 2002 periods is due to the tax effect of the tax treatment relating to certain discounts of the Source acquisition.

Financial Position

Assets.  At June 30, 2003, Sterling’s assets were $4.09 billion, up $588.5 million from $3.51 billion at December 31, 2002.

Investments and ABS.  Sterling’s investment and ABS portfolio at June 30, 2003 was $1.08 billion, an increase of $246.5 million from the December 31, 2002 balance of $830.2 million.  The increase was primarily due to net purchases of ABS.

Loans Receivable.  At June 30, 2003, net loans receivable were $2.67 billion, up $278.7 million from $2.39 billion at December 31, 2002.  The increase was primarily due to $67.3 million in loans from the Empire transaction, as well as net increases in business and private banking, corporate banking, and residential construction loans.  During the six months ended June 30, 2003, total loan originations were $1.14 billion compared with $806.6 million for the prior year’s comparable quarter.  Approximately 65% of these were construction, business banking, corporate banking and consumer loans.

The following table sets forth the composition of Sterling’s loan portfolio at the dates indicated.  Loan balances exclude deferred loan origination costs and fees or allowances for loan losses.

	June 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$369,293	13.64	$358,359	14.78
Multifamily real estate	164,656	6.08	161,547	6.66
Commercial real estate	478,849	17.68	458,712	18.92
Real estate construction	540,301	19.95	480,919	19.84
Consumer -direct	268,720	9.92	246,578	10.17
Consumer -indirect	77,383	2.86	62,896	2.59
Business and private banking	654,639	24.18	546,819	22.56
Corporate banking	152,377	5.63	105,975	4.37
Commercial leases receivable	1,579	0.06	2,774	0.11
Gross loans receivable	2,707,797	100.00	2,424,579	100.00
Net deferred origination fees	(6,773)		(6,450)
Allowance for losses on loans	(32,034)		(27,866)
Loans receivable, net	$2,668,990		$2,390,263

Weighted average yield at end of period	6.01%		6.38%

The following table sets forth Sterling’s loan originations for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
	(Dollars in thousands)

Residential real estate	$146,405	$57,970	152.6	$278,693	$116,127	140.0
Multifamily real estate	17,077	4,140	312.5	30,442	17,808	70.9
Commercial real estate	48,304	9,410	413.3	85,403	31,725	169.2
Real estate construction	195,137	169,742	15.0	324,291	285,693	13.5
Consumer -direct	61,632	36,790	67.5	93,940	75,980	23.6
Consumer -indirect	15,594	16,042	(2.8)	29,862	33,286	(10.3)
Business and private banking	122,857	121,464	1.1	197,443	183,836	7.4
Corporate banking	51,780	35,380	46.4	98,630	62,193	58.6

Total loans originated	$658,786	$450,938	46.1	$1,138,704	$806,648	41.2

BOLI.  Bank-owned life insurance (“BOLI”) increased to $71.2 million at June 30, 2003 from $59.4 million at December 31, 2002.  The increase was primarily due to the purchase of $10.0 million in BOLI.  Sterling purchases BOLI to fund employee benefit costs.  Through the purchase of BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $48.1 million at June 30, 2003 from $44.0 million at December 31, 2002.  Sterling recorded $1.0 million in goodwill and $3.1 million in other intangible assets in connection with the business combination with Empire.

Deposits.  Total deposits increased $379.6 million to $2.39 billion at June 30, 2003 from $2.01 billion at December 31, 2002, primarily due to the acquisition of $184.2 million in deposits from Empire and to increases in money market accounts and time deposits.

The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	June 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)

Noninterest checking	$281,542	11.8	$239,033	11.9
NOW checking	320,419	13.4	367,391	18.2
Savings and money market	566,501	23.6	401,339	19.9
Certificates of deposit	1,225,245	51.2	1,006,333	50.0

Total deposits	$2,393,707	100.0	$2,014,096	100.0

Annualized cost of deposits		1.65%		1.91%

The shift in the mix of deposits since December 2002 reflects a shift to money market accounts from NOW checking accounts and a strong increase in new business checking deposits.  As of June 30, 2003, the number of business checking accounts has increased by approximately 38% from a year ago.

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At June 30, 2003, the total of such borrowings was $1.41 billion compared with $1.25 billion at December 31, 2002.  See “Liquidity and Sources of Funds.”

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

Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV: a) through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans, b) by the sale of certain long-term fixed-rate loans and investments, and c) by increasing the level of its core deposits, which are generally a lower-cost funding source than wholesale borrowings.  There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII and NPV.

The following table presents Sterling’s estimates of changes in NPV for the periods indicated.  The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve.  These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.

	At June 30, 2003					At December 31, 2002
Change in Interest Rate in Basis Points (Rate Shock)	NPV		Ratio of NPV to the Present Value of Total Assets		Change in NPV	NPV		Ratio of NPV to the Present Value of Total Assets		Change in NPV
	(Dollars in thousands)

+300	$163,254		4.01%		(13.4)	$223,622		6.36%		4.8
+200	175,923		4.32		(6.7)	229,759		6.53		7.6
+100	185,821		4.56		(1.5)	234,577		6.67		9.9
Static	188,580		4.63		0	213,442		6.07		0
-100	116,310		2.85		(38.3)	164,741		4.68		(22.8)
-200	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A	(1)
-300	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A	(1)

(1)                                    In low interest rate environments, the calculations are not meaningful.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a positive 2.6% and a positive 5.8% at June 30, 2003 and December 31, 2002, respectively.  Sterling calculated its three-year cumulative gap position to be a positive 3.3% and a positive 2.8% at June 30, 2003 and December 31, 2002, respectively.  The decrease in the positive readings at the one-year gap position was primarily due to a shortening of the maturities of certain borrowings impacted by the current interest rate environment.  Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At June 30, 2003, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “Results of Operations - Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased to $2.39 billion at June 30, 2003 from $2.01 billion at December 31, 2002, primarily due to the acquisition of $184.2 million in deposits from Empire and to an increase in money market accounts and certificates of deposit.  The net increase in deposits was primarily used to fund loans, purchase ABS and pay down other borrowings.  At June 30, 2003 and December 31, 2002, securities sold subject to repurchase agreements were $277.0 million and $249.8 million, respectively.  These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings.  Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

During the six months ended June 30, 2003, cash used in investing activities consisted primarily of the funding of loans and the purchase of ABS.  The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.  During the same period, cash provided by investing activities consisted primarily of principal payments on loans, proceeds from sales of ABS and cash acquired from the Empire transaction.  During the six months ended June 30, 2003, cash provided by operating activities consisted primarily of proceeds from sales of loans.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements.  At June 30, 2003, this credit line represented a total borrowing capacity of $1.15 billion, of which $150.8 million was available.  Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements.  At June 30, 2003, Sterling Savings Bank had $277.0 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $360.4 million.

Sterling, on a parent company-only basis, had cash and other resources of approximately $27.4 million and a revolving line of credit from U.S. Bank of $5.0 million at June 30, 2003 with no funds drawn on this line of credit.  This line of credit as well as a $25.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 2 of “Notes to Consolidated Financial Statements.”

At June 30, 2003 and December 31, 2002, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  At June 30, 2003 and December 31, 2002, Sterling had an investment in the Common Stock of Sterling Savings Bank of $132.5 million and $106.2 million, respectively.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $5.8 million during the six months ended June 30, 2003.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 2 of “Notes to Consolidated Financial Statements.”

In May 2003, Sterling redeemed $40.0 million of 9.50% Cumulative Capital Securities.  Sterling subsequently issued a series of floating rate trust preferred securities totaling $54.0 million, described below.  See Note 2 of “Notes to Consolidated Financial Statements.”

In April 2003, Sterling’s wholly-owned subsidiary Sterling Capital Trust III completed a private placement of $14.0 million of floating rate trust preferred securities.  These securities bear an initial interest rate of 4.54%.  The rate will be adjusted quarterly at 90-day LIBOR plus 3.25%.  The trust preferred securities will mature in 2033.

In May 2003, Sterling’s wholly-owned subsidiary Sterling Capital Trust IV completed a private placement of $10.0 million of floating rate trust preferred securities.  These securities bear an initial rate of 4.44%.  The rate will be adjusted quarterly at the 90-day LIBOR plus 3.15%.  The trust preferred securities will mature in 2033.

In May 2003, Sterling’s wholly-owned subsidiary Sterling Capital Statutory Trust V completed a private placement of $20.0 million of floating rate trust preferred securities.  These securities bear an initial rate of 4.54%.  The rate will be adjusted quarterly at the 90-day LIBOR plus 3.25%.  The trust preferred securities will mature in 2033.

In June 2003, Sterling’s wholly-owned subsidiary Sterling Capital Trust VI completed a private placement of $10.0 million of floating rate trust preferred securities.  These securities bear an initial interest rate of 4.32%.  The rate will be adjusted quarterly at 90-day LIBOR plus 3.20%.  The trust preferred securities will mature in 2033.  With respect to Sterling’s trust preferred securities, see Note 2 of “Notes to Consolidated Financial Statements.”

Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.  This is balanced with the need to maximize yield on alternative investments.  The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

Sterling’s total shareholders’ equity was $246.3 million at June 30, 2003 compared with $203.7 million at December 31, 2002.  The increase in total shareholders’ equity was primarily due to the business combination with Empire and the increase in net income.  Shareholders’ equity was 6.0% of total assets at June 30, 2003 compared with 5.8% at December 31, 2002.

At June 30, 2003, Sterling had an unrealized loss of $945,000, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2002, Sterling had an unrealized gain of $3.4 million, net of related income taxes, on investments and ABS classified as available for sale.  The change since December 31, 2002 primarily reflects sales of ABS that had unrealized gains.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At June 30, 2003, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at June 30, 2003.

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$237,381	8.00%	$296,726	10.00%	$327,830	11.05%
Core (Tier 1) risk-based capital (to risk-weighted assets)	118,690	4.00	178,036	6.00	299,486	10.10
Core (Tier 1) capital (to adjusted assets)	161,838	4.00	202,297	5.00	300,541	7.43

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

In September 2002, the U.S. Court of Federal Claims granted Sterling Savings Bank’s motion for summary judgment as to liability on its contract claim, holding that the United States government owed contractual obligations to Sterling with respect to its acquisition of three failing regional thrifts during the 1980’s and had breached its contracts with Sterling.  Sterling is waiting for a trial date to be set to determine what amount, if any, the government must pay in damages for its breach.  The timing and ultimate outcome of the Goodwill Litigation cannot be predicted with certainty.  Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

New Accounting Policies

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.  The amendments to SFAS No. 123, which provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged.  Sterling has adopted the disclosure provisions of SFAS No. 148.  As Sterling does not plan to adopt the fair value provisions of SFAS No. 123, Sterling does not believe the implementation of SFAS No. 148 will have a material impact on Sterling’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  Sterling does not believe that the adoption of SFAS No. 150 will have a material effect on Sterling’s consolidated financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Sterling’s market risks, see “Management’s Discussion and Analysis - Asset and Liability Management.”

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

Sterling’s management, with the participation of Sterling’s principal executive officer and principal financial officer, has evaluated the effectiveness of Sterling’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, Sterling’s principal executive officer and principal financial officer have concluded that, as of the end of such period, Sterling’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Sterling in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Sterling’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Sterling’s internal control over financial reporting.

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

STERLING FINANCIAL CORPORATION

Item 2 -  Changes in Securities and Use of Proceeds

Not applicable.

Item 3 -  Defaults Upon Senior Securities

Not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders

Sterling’s Annual Meeting of Shareholders (“the Meeting”) was held on April 22, 2003.  The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

(1)                                  Elect three Directors to serve for the following terms:

Terms expiring in the year 2006:

Rodney W. Barnett	Votes for:	10,155,686	Withheld:	938,833
David O. Wallace	Votes for:	10,147,386	Withheld:	947,133
William W. Zuppe	Votes for:	9,072,388	Withheld:	2,022,131

Approximate Broker Non-votes:  0

The following are the names of the other Directors whose terms continued after the meeting:

Ned M. Barnes	Harold B. Gilkey
Thomas H. Boone	Robert D. Larrabee
James P. Fugate	Robert E. Meyers

(2)                                  Amend the first sentence of Article V of Sterling’s Restated Articles of Incorporation.  The proposal received the following votes:

For:	8,157,746	Against: 2,912,466
Abstain:	24,309	Approximate Broker Non-votes: 0

(3)                                  Approve the adoption of Sterling’s 2003 Incentive Plan.  The proposal received the following votes:

For:	5,660,627	Against: 2,865,378
Abstain:	49,396	Approximate Broker Non-votes: 2,519,120

(4)                                  Ratify the appointment of BDO Seidman L.L.P. as independent public accountants for the year ending December 31, 2003 and any interim periods.  The proposal received the following votes:

For:	10,985,628	Against: 81,858
Abstain:	27,035	Approximate Broker Non-votes: 0

Item 5 -  Other Information

Not applicable.

Item 6 -  Exhibits and Reports on Form 8-K

(a)                                  Exhibit No.                                                                                                                                                                                                                                                           Exhibit

3.1                                                                                       Restated Articles of Incorporation of Sterling.  Filed as Exhibit 3.1 to Sterling’s report on Form 10-Q dated May 15, 2003 and incorporated by reference herein.

3.2                                                                                 Amended and Restated Bylaws of Sterling.  Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 dated December 9, 2002 and incorporated by reference herein.

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

10.1                                                                                 Sterling Financial Corporation 2003 Long-Term Incentive Plan, filed as Exhibit A to Registrant’s definitive Proxy Statement filed on March 21, 2003 and incorporated by reference herein.

31.1                                                                                 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                                                                 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                                                                 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                                                                 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.  During the quarter ended June 30, 2003, there were two reports filed on Form 8-K.

On April 14, 2003, Sterling filed a report on Form 8-K containing a press release announcing that a series of trust preferred securities had been called for redemption and that another series had been issued.

On May 16, 2003, Sterling filed a report on Form 8-K containing a press release announcing the issuance of a series of trust preferred securities.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

August 14, 2003	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Senior Vice President – Finance, Assistant Secretary, and Principal Financial Officer

August 14, 2003	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer