Form 10-Q
period 2003-09-30
STERLING FINANCIAL CORP /WA/
filed 2003-11-14
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2003

Common Stock ($1.00 par value)	14,811,661

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$2,505	$2,525
Non-interest bearing and vault	70,986	74,540
Restricted	1,700	1,526
Investments and asset-backed securities (“ABS”):
Available for sale	1,010,084	826,692
Held to maturity	2,821	3,476
Loans receivable, net	2,761,174	2,390,263
Loans held for sale	22,754	22,549
Accrued interest receivable	15,794	14,625
Real estate owned, net	3,108	3,953
Office properties and equipment, net	52,385	47,745
Bank-owned life insurance (“BOLI”)	72,168	59,399
Goodwill	45,075	43,977
Other intangible assets	2,960	0
Mortgage servicing rights, net	3,272	1,680
Prepaid expenses and other assets, net	8,664	13,114
Total assets	$4,075,450	$3,506,064

LIABILITIES:
Deposits	$2,421,043	$2,014,096
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	964,140	874,515
Securities sold subject to repurchase agreements and funds purchased	259,107	249,769
Other borrowings	136,782	127,682
Cashiers checks issued and payable	16,393	13,371
Borrowers’ reserves for taxes and insurance	2,565	1,401
Accrued interest payable	8,377	6,344
Accrued expenses and other liabilities	18,166	15,230
Total liabilities	3,826,573	3,302,408

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 14,811,661 and 11,958,948 shares issued and outstanding	14,812	11,959
Additional paid-in capital	181,036	125,177
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investments and ABS available-for-sale, net of deferred income taxes of $3,919 and ($1,852)	(7,278)	3,439
Retained earnings	60,307	63,081

Total shareholders’ equity	248,877	203,656

Total liabilities and shareholders’ equity	$4,075,450	$3,506,064

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)

Interest income:
Loans	$43,179	$40,260	$125,894	$118,340
ABS	10,558	8,797	29,744	24,384
Investments and cash equivalents	959	1,052	3,194	3,252
Total interest income	54,696	50,109	158,832	145,976

Interest expense:
Deposits	9,322	11,175	27,835	34,025
Short-term borrowings	3,260	2,144	8,727	5,419
Long-term borrowings	9,786	10,926	31,331	33,911
Total interest expense	22,368	24,245	67,893	73,355

Net interest income	32,328	25,864	90,939	72,621

Provision for losses on loans	(2,850)	(3,277)	(7,650)	(7,590)
Net interest income after provision for losses on loans	29,478	22,587	83,289	65,031

Other income:
Fees and service charges	5,052	4,352	14,260	12,281
Mortgage banking operations	2,185	1,307	6,898	3,663
Loan servicing fees	518	271	449	865
Net gains (losses) on sales of securities	(308)	1,399	2,729	1,796
Real estate owned operations	125	(8)	(84)	(202)
Charge related to early repayment of debt	0	0	(1,464)	0
BOLI	979	731	2,769	2,433
Other noninterest income (expense)	(155)	15	(363)	(195)

Total other income	8,396	8,067	25,194	20,641

Operating expenses	24,655	21,119	68,670	60,538

Income before income taxes	13,219	9,535	39,813	25,134

Income tax provision	(4,594)	(2,906)	(13,888)	(7,188)

Net income	$8,625	$6,629	$25,925	$17,946

Earnings per share - basic	$0.58	$0.50	$1.80	$1.38

Earnings per share - diluted	$0.57	$0.49	$1.75	$1.34

Weighted average shares outstanding - basic	14,791,399	13,145,696	14,428,622	12,985,287

Weighted average shares outstanding - diluted	15,220,484	13,439,003	14,818,023	13,398,551

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$25,925	$17,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	7,830	7,828
Stock dividends on FHLB Seattle stock	(3,590)	(1,808)
Net gain on sales of loans, investments and ABS	(7,659)	(5,074)
Other losses	136	491
Change in cash surrender value of BOLI	(2,769)	(2,555)
Depreciation and amortization	9,176	8,276
Change in:
Accrued interest receivable	(898)	(170)
Prepaid expenses and other assets	10,940	(6,633)
Cashiers checks issued and payable	1,087	(2,041)
Accrued interest payable	1,542	(159)
Accrued expenses and other liabilities	(1,334)	(3,815)
Proceeds from sales of loans	355,920	184,406
Real estate loans originated for sale	(350,990)	(181,128)
Net cash provided by operating activities	45,316	15,564

Cash flows from investing activities:
Change in restricted cash	(174)	(290)
Loans funded	(1,690,900)	(1,140,121)
Loan principal received	1,377,648	984,737
Purchase of investments	(11,819)	(32,039)
Proceeds from maturities of investments	1,630	29,929
Proceeds from sales of available-for-sale investments	16,083	1,410
Cash and cash equivalents acquired as part of acquisitions	143,631	0
Purchase of BOLI	(10,000)	(25,000)
Purchase of ABS	(1,053,060)	(592,031)
Principal payments on ABS	243,476	142,560
Proceeds from sales of ABS	612,676	345,290
Purchase of office properties and equipment	(3,880)	(2,216)
Improvements and other changes to real estate owned	69	(866)
Proceeds from sales and liquidation of real estate owned	3,415	6,065

Net cash used in investing activities	(371,205)	(282,572)

The accompanying notes are an integral part of the consolidated financial statements.

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, passbook and money market deposits	$147,403	$157,785
Proceeds from issuance of certificates of deposit	1,147,741	858,652
Payments for maturing certificates of deposit	(1,098,262)	(884,527)
Interest credited to deposits	25,842	32,978
Advances from FHLB Seattle	446,102	221,875
Repayment of FHLB Seattle advances	(365,988)	(116,843)
Net change in securities sold subject to repurchase agreements and funds purchased	9,338	3,410
Proceeds from other borrowings	54,000	0
Repayment of other borrowings	(44,900)	(5,000)
Payments for fractional shares	(30)	(19)
Proceeds from exercise of stock options, net of repurchases	825	851
Deferred financing costs	(732)	0
Other	976	1,382
Net cash provided by financing activities	322,315	270,544

Net change in cash and cash equivalents	(3,574)	3,536
Cash and cash equivalents, beginning of period	77,065	65,654

Cash and cash equivalents, end of period	$73,491	$69,190

Supplemental disclosures:
Cash paid during the period for:
Interest	$66,601	$49,629
Income taxes	13,805	8,798

Noncash financing and investing activities:
Loans converted into real estate owned	1,758	7,570
Common stock dividend	28,699	23,809
Common stock issued upon business combination	29,523	0

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)

Net income	$8,625	$6,629	$25,925	$17,946

Other comprehensive income:
Change in unrealized gains (losses) on investments and ABS available-for-sale	(9,743)	4,450	(16,488)	13,094
Less deferred income taxes	3,410	(1,558)	5,771	(4,582)

Net other comprehensive income (loss)	(6,333)	2,892	(10,717)	8,512

Comprehensive income	$2,292	$9,521	$15,208	$26,458

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

2.                                      Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September 30, 2003	December 31, 2002

Term note payable(1)	$22,000	$25,000
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(2)	78,000	64,000
Floating Rate Notes Due 2006(3)	30,000	30,000
Other(4)	6,782	8,682

Total other borrowings	$136,782	$127,682

(1)          Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.50% (3.61% at September 30, 2003) and is payable monthly.  Principal payments are due in annual installments of $3.0 million each September, with the entire unpaid balance due at maturity.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)          Sterling raises capital from time to time through the formation of trusts (“Sterling Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. The Sterling Capital Trusts are business trusts in which Sterling owns all of the common equity.  The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling.  Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Sterling Capital Trusts’ obligations under the Trust Preferred Securities.  The Trust Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions.  Interest is paid quarterly or semi-annually.  Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Call Date	Mandatorily Redeemable Capital Security	Rate at September 30, 2003	Amount (in Thousands)

Sterling Capital Trust VI	June 2003	April 2033	Sept 2008	Floating Rate Capital Securities	4.32%	$10,000

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating Rate Capital Securities	4.38%	20,000

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating Rate Preferred Securities	4.44%	10,000

Sterling Capital Trust III	April 2003	Sept 2033	April 2008	Floating Rate Capital Securities	4.37%	14,000

Sterling Capital Trust II	July 2001	July 2031	June 2006	10.25% Cumulative Capital Securities	10.25%	24,000

						$78,000

(3)          Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At September 30, 2003, Sterling could have incurred approximately $62.1 million of additional long-term debt.  At September 30, 2003, Sterling could have paid up to approximately $36.7 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (3.64% at September 30, 2003) and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.

(4)          During 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying sold loans were collateral on the loan to the purchaser, this sale was accounted for as a financing.  At September 30, 2003, $6.8 million remained outstanding on the financing.

3.                                      Earnings Per Share:

The following table presents the basic and diluted earnings per share computations including the effect of the 10% stock dividend which was paid in May 2003:

	Three Months Ended September 30,
	2003			2002
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$8,625,000	14,791,399	$0.58	$6,629,000	13,145,696	$0.50

Effect of dilutive securities:
Common stock options	0	429,085	(0.01)	0	293,307	(0.01)

Diluted computations	$8,625,000	15,220,484	$0.57	$6,629,000	13,439,003	$0.49

Antidilutive options not included in diluted earnings per share		0			0

	Nine Months Ended September 30,
	2003			2002
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$25,925,000	14,428,622	$1.80	$17,946,000	12,985,287	$1.38

Effect of dilutive securities:
Common stock options	0	389,401	(0.05)	0	302,875	(0.03)
Convertible subordinated debt	0	0	0	43,000	110,389	(0.01)

Diluted computations	$25,925,000	14,818,023	$1.75	$17,989,000	13,398,551	$1.34

Antidilutive options not included in diluted earnings per share		0			0

4.                                      Operating Expenses:

The following table details Sterling’s components of total operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)

Employee compensation and benefits	$13,683	$11,076	$37,638	$32,103
Occupancy and equipment	3,641	3,152	10,805	9,320
Depreciation	1,266	1,047	3,667	3,173
Amortization of identifiable intangible assets	79	0	183	644
Advertising	1,685	1,553	3,734	3,050
Data processing	1,737	1,597	4,963	4,626
Insurance	199	159	549	431
Legal and accounting	773	621	1,686	1,479
Travel and entertainment	622	464	1,881	1,513
Goodwill litigation costs	236	270	550	790
Acquisition and merger costs	167	0	355	0
Other	567	1,180	2,659	3,409

Total operating expenses	$24,655	$21,119	$68,670	$60,538

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the three and nine months ended September 30, 2003 and 2002:

	As of and for the Three Months Ended September 30, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands)
Interest income	$50,674	$2,551	$1,472	$(1)	$0	$54,696
Interest expense	20,667	0	0	0	1,701	22,368
Net interest income (expense)	30,007	2,551	1,472	(1)	(1,701)	32,328
Provision for losses on loans	(2,850)	0	0	0	0	(2,850)
Noninterest income	9,244	2,747	301	555	(4,451)	8,396
Noninterest expense	21,003	2,971	669	418	(406)	24,655
Income before income taxes	$15,398	$2,327	$1,104	$136	$(5,746)	$13,219

Total assets	$4,123,879	$21,240	$14,474	$1,664	$(85,807)	$4,075,450

	As of and for the Three Months Ended September 30, 2002
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands )
Interest income	$46,742	$2,075	$1,292	$0	$0	$50,109
Interest expense	22,050	0	0	0	2,195	24,245
Net interest income (expense)	24,692	2,075	1,292	0	(2,195)	25,864
Provision for losses on loans	(3,277)	0	0	0	0	(3,277)
Noninterest income	9,235	1,665	297	520	(3,650)	8,067
Noninterest expense	18,499	1,762	670	318	(130)	21,119
Income before income taxes	$12,151	$1,978	$919	$202	$(5,715)	$9,535

Total assets	$3,372,420	$15,785	$14,631	$964	$(74,225)	$3,329,575

	As of and for the Nine Months Ended September 30, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands )

Interest income	$147,643	$6,860	$4,329	$0	$0	$158,832
Interest expense	62,181	0	0	0	5,712	67,893
Net interest income (expense)	85,462	6,860	4,329	0	(5,712)	90,939
Provision for losses on loans	(7,650)	0	0	0	0	(7,650)
Noninterest income	29,216	7,882	907	1,521	(14,332)	25,194
Noninterest expense	58,733	7,621	2,032	1,143	(859)	68,670
Income before income taxes	$48,295	$7,121	$3,204	$378	$(19,185)	$39,813

Total assets	$4,123,879	$21,240	$14,474	$1,664	$(85,807)	$4,075,450

	As of and for the Nine Months Ended September 30, 2002
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Insurance/ Retail Brokerage	Eliminations and Other	Total
	(Dollars in thousands )

Interest income	$136,974	$5,434	$3,568	$0	$0	$145,976
Interest expense	66,637	0	0	0	6,718	73,355
Net interest income (expense)	70,337	5,434	3,568	0	(6,718)	72,621
Provision for losses on loans	(7,590)	0	0	0	0	(7,590)
Noninterest income	23,193	3,870	1,371	1,246	(9,039)	20,641
Noninterest expense	53,020	5,109	1,725	829	(145)	60,538
Income before income taxes	$32,920	$4,195	$3,214	$417	$(15,612)	$25,134

Total assets	$3,372,420	$15,785	$14,631	$964	$(74,225)	$3,329,575

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

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)

Reported net income	$8,625	$6,629	$25,925	$17,946
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(548)	(387)	(1,644)	(1,159)
Pro forma	$8,077	$6,242	$24,281	$16,787

Basic earnings per share:
Reported earnings per share	$0.58	$0.50	$1.80	$1.38
Stock-based employee compensation, fair value	(0.04)	(0.03)	(0.11)	(0.09)
Pro forma earnings per share	$0.54	$0.47	$1.69	$1.29

Diluted earnings per share:
Reported earnings per share	$0.57	$0.49	$1.75	$1.34
Stock-based employee compensation, fair value	(0.04)	(0.03)	(0.11)	(0.09)
Pro forma earnings per share	$0.53	$0.46	$1.64	$1.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85% to 132% each period, risk-free interest rates of 2.98% to 6.52% and expected lives of four to ten years, respectively.

7.                                      New Accounting Policies:

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.   SFAS No. 150 is effective for financial instruments other than minority interests entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.   Sterling does not believe that the adoption of SFAS No.150 will have a material effect on Sterling’s consolidated financial statements.

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

Sterling periodically uses financial options and other contractual instruments for the purpose of hedging interest rate risk relative to its investment and ABS portfolios and to its mortgage lending operations. Sterling invests in ABS tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising interest rates. Sterling typically does not invest in “derivative products” that are structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying assets.  However, Sterling may invest in such products in the future.

As a normal part of its operations, Action Mortgage incurs interest rate risk from the date it closes a loan to the date the loan is sold in the secondary market.  Additionally, Action Mortgage incurs interest rate risk from the date it commits to make a loan to the date the loan closes in those cases where it sells interest rate lock commitments (“rate locks”) to the prospective borrower.  Traditionally, Action Mortgage has endeavored to hedge interest rate risk by entering into non-binding (“best-efforts”) forward sales agreements with third parties.  In July 2003, in an effort to improve the spread on loans sold into the secondary market, Action Mortgage began hedging interest rate risk by entering into mandatory forward sales agreements on ABS with third parties.

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

The aggregate purchase price was $29.2 million which was comprised of 1,401,370 shares of the common stock of Sterling.  Sterling recorded a deposit intangible in the amount of $3.1 million related to the acquisition of Empire.  The deposit intangible is amortized over an estimated life of 10 years.  Sterling also recorded goodwill related to the transaction of $1.0 million.  This asset is subject to SFAS No. 142 accounting rules, which include annual impairment testing.  Any estimated impairment would result in Sterling recording an impairment loss.

On July 15, 2003, Sterling announced that it had entered into an Agreement and Plan of Merger (the “Klamath Merger”) with Klamath First Bancorp, Inc., an Oregon corporation (“Klamath”).  Klamath will be merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly-owned subsidiary, Klamath First Federal Savings and Loan Association (“Klamath First Federal”), will be merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.  As of September 30, 2003, Klamath had 59 branches in Oregon and Washington, with a presence in 26 of Oregon’s 36 counties.  As of September 30, 2003, Klamath reported approximately $1.5 billion in total assets including $557.6 million in loans, $1.1 billion in deposits and $121.1 million of equity.  In September 2003, Klamath announced that it had entered into an agreement to sell seven of its branches with aggregate deposits of approximately $66 million.  The sale of such branches is expected to be completed in December 2003.

Under the terms of the Klamath Merger, each share of Klamath common stock will be converted into 0.77 shares of Sterling common stock, subject to certain conditions.  Based upon the closing price for Sterling on October 31, 2003 of $31.31 per share, the consideration is equivalent to $24.11 per share of Klamath common stock.   The merger will be structured as a tax-free reorganization and is expected to be completed in the first quarter of 2004, subject to shareholder and regulatory approval.  Additional information on the proposed transaction can be found in Sterling’s public filings with the Securities and Exchange Commission at www.sec.gov.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION

Comparison of the Three and Nine Months Ended September 30, 2003 and 2002

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

General

Sterling Financial Corporation is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank.  The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company, INTERVEST-Mortgage Investment Company and Harbor Financial Services, Inc.  Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to maintain a stable retail deposit base.  With $4.08 billion in total assets at September 30, 2003, Sterling attracts Federal Deposit Insurance Corporation insured deposits from the general public through 84 retail branches located in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington and Oregon.  Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial and property and casualty insurance coverage through Dime Insurance Agency, a subsidiary of Sterling Savings Bank.

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

Under the terms of the Klamath Merger, each share of Klamath common stock will be converted into 0.77 shares of Sterling common stock subject to certain conditions.  The merger will be structured as a tax-free reorganization and is expected to be completed in the first quarter of 2004, subject to shareholder and regulatory approval.  Additional information on the proposed transaction can be found in Sterling’s public filings with the Securities and Exchange Commission at www.sec.gov.  See Note 9 of “Notes to Consolidated Financial Statements.”

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

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at September 30, 2003. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings under realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the nine months ended September 30, 2003.  Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Sterling performed the annual test of its goodwill assets as of June 30, 2003, and concluded that the recorded value of goodwill was not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.

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

Results of Operations

Overview.  Sterling recorded net income of $8.6 million, or $0.57 per diluted share, for the three months ended September 30, 2003, compared with net income of $6.6 million, or $0.49 per diluted share, for the three months ended September 30, 2002.  Sterling recorded net income of $25.9 million, or $1.75 per diluted share for the nine months ended September 30, 2003, compared with $17.9 million, or $1.34 per diluted share.  The increase in net income for both periods reflected an increase in net interest income and other income.

The annualized return on average assets was 0.83% and 0.82% for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, the annualized return on average assets was 0.89% and 0.77%, respectively.  The annualized return on average equity was 13.6% and 13.8% for the three months ended September 30, 2003 and 2002, respectively.  The decrease primarily reflected a higher balance of average shareholders’ equity relative to last years comparable period.  The annualized return on average equity was 14.5% and 13.4% for the nine months ended September 30, 2003 and 2002, respectively.  The increase in the ratio was primarily due to the increase in net income.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended September 30, 2003 and 2002, NII was $32.3 million and $25.9 million, respectively, an increase of approximately 25%.  For the nine months ended September 30, 2003 and 2002, NII was $90.9 million and $72.6 million, an increase of approximately 25%.  The increases in NII during the three and nine months ended September 30, 2003, compared to the same periods in 2002, were primarily due to the increases in average loan and ABS volumes and a decrease in the cost of deposits and borrowings.

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

Average interest-earning assets for the three months ended September 30, 2003 and 2002 were $3.88 billion and $2.98 billion, respectively.  Average loans increased by $561.9 million, while average investments and ABS increased by $337.5 million over the 2002 amounts.  Net interest spread during these periods was 3.26% and 3.44%, respectively.  The net interest margin for the three months ended September 30, 2003 and 2002 was 3.31% and 3.44%, respectively.  The decrease in net interest margin reflects the decrease in prevailing interest rates and a greater decrease in the yield on loans than in the cost of deposits.  Sterling has been asset sensitive during these periods.  Net interest spread decreased primarily because the yield on loans declined slightly more than the cost of deposits, reflecting continued refinancing activity in the residential and commercial real estate portfolios and competition for deposits.

Average interest-earning assets for the nine months ended September 30, 2003 and 2002 were $3.66 billion and $2.90 billion, respectively.  Average loans increased by $470.8 million, while average investments and ABS increased by $291.2 million over the prior comparable period.  The net interest spread for the nine months ended September 30, 2003 and 2002 was 3.28% and 3.35%, respectively, while the net interest margin for the same periods was 3.32% and 3.35%, respectively.  Net interest spread decreased due to a greater decrease in the yields on average interest-earning assets relative to the cost of funds, also reflecting continued refinancing activity.  However, the increase in the average volume of loans and ABS offset this, generating the increase in NII.

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

Sterling recorded provisions for losses on loans of $2.9 million and $3.3 million for the three months ended September 30, 2003 and 2002, respectively.  Sterling recorded provisions for losses on loans of $7.7 million and $7.6 million for the nine months ended September 30, 2003 and 2002, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated.

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)

Balance at January 1	$27,866	$20,599
Allowance for loan losses acquired	869	0
Provision for losses on loans	7,650	7,590
Amounts written off net of recoveries and other	(2,644)	(4,074)
Balance at September 30	$33,741	$24,115

At September 30, 2003, Sterling’s total classified assets were $69.3 million, compared with $72.3 million at September 30, 2002.  Total nonperforming assets were $25.5 million at September 30, 2003, compared with $25.9 million at September 30, 2002.  The decrease in nonperforming assets and classified assets was primarily attributable to an improvement in the status of certain income property loans.  Excluding the nonperforming assets acquired from Empire and the increase in nonperforming assets of Source since the acquisition date, nonperforming assets would have been $17.5 million or 0.43% of total assets.  At September 30, 2003, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.87%, compared with 0.82% at September 30, 2002.  Excluding delinquent loans from Empire and Source, the delinquency ratio at September 30, 2003 would have been 0.64%, compared with 0.53% at September 30, 2002.

Other Income.  Other income was $8.4 million and $8.1 million for the three months ended September 30, 2003 and 2002, respectively.  Other income was $25.2 million and $20.6 million for the nine months ended September 30, 2003 and 2002, respectively.  The increase for the three and nine months ended September 30, 2003, compared with the three and nine months ended September 30, 2002 was primarily due to an increase in income from mortgage banking operations and increases in fees and service charges.

Fees and service charge income increased by 16% to $5.1 million for the three months ended September 30, 2003 from $4.4 million for the same period last year.  For the nine months ended September 30, 2003 and 2002, fees and service charge income also increased by 16% to $14.3 million from $12.3 million for the same period last year.  This increase primarily reflects the increase in corporate banking activities that generate transaction accounts.  The number of business checking accounts have increased year over year, along with a wider range of business services being offered for a fee.

The increase in income from mortgage banking operations for the three and nine months ended September 30, 2003 compared to the same periods in 2002, was primarily due to increased refinancing activity and loan sales, reflecting the low interest rate environment.  The following table summarizes loan originations and sales of loans and serviced mortgage loans for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$146.9	$87.6	$425.6	$203.7
Sales of residential loans	129.5	49.3	317.7	121.7
Sales of commercial real estate loans	11.2	0.0	33.3	59.5
Principal balances of residential loans serviced for others at period end	300.9	94.3	300.9	94.3
Principal balances of commercial real estate loans serviced for others at period end	155.8	271.5	155.8	271.5

As a normal part of its operations, Action Mortgage incurs interest rate risk from the date it closes a loan to the date the loan is sold in the secondary market.  Additionally, Action Mortgage incurs interest rate risk from the date it commits to make a loan to the date the loan closes in those cases where it sells a rate lock to the prospective borrower.  Traditionally, Action Mortgage has endeavored to hedge interest rate risk by entering into best-efforts forward sales agreements with third parties.  In July 2003, in an effort to improve the spread on loans sold into the secondary market, Action Mortgage also began hedging interest rate risk by entering into mandatory forward sales agreements on ABS with third parties.

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

During the quarter ended September 30, 2003, Sterling Savings Bank sold $37.2 million in investments and ABS, compared with $141.8 million for the quarter ended September 30, 2002.  Sterling recognized a net loss of $0.3 million during the quarter ended September 30, 2003, compared to a net gain of $1.4 million for the same period last year.  During the nine months ended September 30, 2003, Sterling sold $626.0 million in investments and ABS compared with $373.4 million for the same period in 2002.  Sterling recognized a net gain of $2.7 million for the nine months ended September 30, 2003, compared with $1.8 million for the nine months ended September 30, 2002.  The increase in sales of investments and ABS for the nine-month period compared to the prior years comparable period reflected an acceleration of the maturity structure of the portfolio.

Operating Expenses.  Operating expenses were $24.7 million and $21.1 million for the three months ended September 30, 2003 and 2002, respectively.  Operating expenses were $68.7 million and $60.5 million for the nine months ended September 30, 2003 and 2002, respectively.  The higher level of operating expenses was primarily a result of expanded staffing in Sterling’s branch delivery network, occupancy costs and advertising.

Employee compensation and benefits were $13.7 million and $11.1 million for the three months ended September 30, 2003 and 2002, respectively.  Employee compensation and benefits were $37.6 million and $32.1 million for the nine months ended September 30, 2003 and 2002, respectively.  The employee costs reflected increased staffing from Empire, increased mortgage banking staff and additional staff for Sterling’s Seattle and Portland Corporate Banking Centers.  In addition, Sterling has begun hiring loan officers in anticipation of the pending merger with Klamath.  At September 30, 2003, full-time-equivalent employees were 1,104, compared with 940 at September 30, 2002.

Occupancy and equipment expenses were $3.6 million and $3.2 million for the three months ended September 30, 2003 and 2002, respectively.  Occupancy and equipment expenses were $10.8 million and $9.3 million for the nine months ended September 30, 2003 and 2002, respectively.  The increase was primarily due to expenses associated with the Portland and Seattle Corporate Banking Centers, the new Empire branches, expanded mortgage banking branches and higher equipment costs.

Advertising expenses were $1.7 million and $1.6 million for the three months ended September 30, 2003 and 2002, respectively.  Advertising expenses were $3.7 million and $3.1 million for the nine months ended September 30, 2003 and 2002, respectively.  The increase was primarily due to an increase in costs associated with Sterling’s new image campaign, partially influenced by the pending merger with Klamath.

Other operating expenses were $0.6 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively.  Other operating expenses were $2.7 million and $3.4 million for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in other operating expenses was the result of a refund of state excise taxes.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $4.6 million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, Sterling recorded federal and state income tax provisions of $13.9 million and $7.2 million, respectively.  The income tax provisions in 2003 reflect an increase in taxable earnings.  The effective tax rates for these periods were 34.8%, 30.5%, 34.9% and 28.6%, respectively.  The increase in the effective tax rates compared to the September 30, 2002 periods was primarily due to the effect of a lower portion of tax-preferred income in income before taxes.

Financial Position

Assets.  At September 30, 2003, Sterling’s assets were $4.08 billion, up $0.57 billion from $3.51 billion at December 31, 2002.

Investments and ABS.  Sterling’s investment and ABS portfolio at September 30, 2003 was $1.01 billion, an increase of $179.8 million from the December 31, 2002 balance of $830.2 million.  The increase was primarily due to net purchases of ABS.

Loans Receivable.  At September 30, 2003, net loans receivable were $2.76 billion, up $370 million from $2.39 billion at December 31, 2002.  The increase was primarily due to $67.3 million in loans from the Empire transaction, as well as net increases in business and private banking, corporate banking, and residential construction loans.  During the nine months ended September 30, 2003, total loan originations were $1.74 billion compared with $1.28 billion for the prior year’s comparable quarter.  Approximately 67% of these were construction, business banking, corporate banking and consumer loans.

The following table sets forth the composition of Sterling’s loan portfolio at the dates indicated.  Loan balances exclude deferred loan origination costs and fees or allowances for loan losses.

	September 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)

Residential real estate	$377,459	13.47	$358,359	14.78
Multifamily real estate	161,830	5.78	161,547	6.66
Commercial real estate	478,386	17.07	458,712	18.92
Real estate construction	549,641	19.62	480,919	19.84
Consumer - direct	294,520	10.51	246,578	10.17
Consumer - indirect	91,488	3.27	62,896	2.59
Business and private banking	681,586	24.32	549,593	22.67
Corporate banking	167,123	5.96	105,975	4.37
Gross loans receivable	2,802,033	100.00	2,424,579	100.00
Net deferred origination fees	(7,118)		(6,450)
Allowance for losses on loans	(33,741)		(27,866)
Loans receivable, net	$2,761,174		$2,390,263

Weighted average yield at end of period	5.86%		6.38%

The following table sets forth Sterling’s loan originations for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
	(Dollars in thousands)

Residential real estate	$146,908	$87,556	67.8	$425,601	$203,684	109.0
Multifamily real estate	23,693	14,929	58.7	54,135	32,737	65.4
Commercial real estate	12,435	15,167	(18.0)	97,838	46,892	108.7
Real estate construction	218,072	169,567	28.6	542,363	455,260	19.1
Consumer - direct	69,127	30,593	126.0	163,067	106,573	53.0
Consumer - indirect	24,081	17,059	41.2	53,943	50,345	7.2
Business and private banking	93,014	116,464	(20.1)	290,457	291,719	(0.4)
Corporate banking	16,055	24,318	(34.0)	114,685	92,681	23.7

Total loans originated	$603,385	$475,653	26.9	$1,742,089	$1,279,891	36.1

BOLI.  Bank-owned life insurance (“BOLI”) increased to $72.2 million at September 30, 2003 from $59.4 million at December 31, 2002.  The increase was primarily due to the purchase of $10.0 million in BOLI.  Sterling purchases BOLI to fund employee benefit costs.  Through the purchase of BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $48.0 million at September 30, 2003 from $44.0 million at December 31, 2002.  Sterling recorded $1.0 million in goodwill and $3.1 million in other intangible assets in connection with the business combination with Empire.

Deposits.  Total deposits increased $406.9 million to $2.42 billion at September 30, 2003 from $2.01 billion at December 31, 2002, primarily due to the acquisition of $184.2 million in deposits from Empire and to increases in money market accounts and time deposits.

The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	September 30, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)

Noninterest checking	$315,235	13.0	$239,033	11.9
NOW checking	306,622	12.7	367,391	18.2
Savings and money market	641,771	26.5	401,339	19.9
Certificates of deposit	1,157,415	47.8	1,006,333	50.0

Total deposits	$2,421,043	100.0	$2,014,096	100.0

Annualized cost of deposits		1.53%		1.91%

The shift in the mix of deposits since December 2002 reflects a shift to money market accounts from NOW checking accounts and a strong increase in new business checking deposits.  As of September 30, 2003, the number of business checking accounts has increased by approximately 10% from a year ago.

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At September 30, 2003, the total of such borrowings was $1.36 billion compared with $1.25 billion at December 31, 2002.  See “Liquidity and Sources of Funds.”

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

	At September 30, 2003					At December 31, 2002
Change in Interest Rate in Basis Points (Rate Shock)	NPV		Ratio of NPV to the Present Value of Total Assets		% Change in NPV	NPV		Ratio of NPV to the Present Value of Total Assets		% Change in NPV
	(Dollars in thousands )

+300	$205,659		5.10%		(23.7)	$223,622		6.36%		4.8
+200	230,881		5.66		(14.4)	229,759		6.53		7.6
+100	251,535		6.09		(6.7)	234,577		6.67		9.9
Static	269,613		6.44		0	213,442		6.07		0
-100	216,517		5.19		(19.7)	164,741		4.68		(22.8)
-200	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A	(1)
-300	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A	(1)

(1)          In low interest rate environments, the calculations are not meaningful.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a positive 1.1% and a positive 5.8% at September 30, 2003 and December 31, 2002, respectively.  Sterling calculated its three-year cumulative gap position to be a positive 1.1% and a positive 2.8% at September 30, 2003 and December 31, 2002, respectively.  The decrease in the positive readings at the one- and three-year gap positions were primarily due to a shortening of the maturities of certain borrowings impacted by the current interest rate environment.  Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At September 30, 2003, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “Results of Operations – Net Interest Income” and “Capital Resources.”

Liquidity and Sources of Funds

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased to $2.42 billion at September 30, 2003 from $2.01 billion at December 31, 2002, primarily due to the acquisition of $184.2 million in deposits from Empire and to an increase in money market accounts and certificates of deposit.  The net increase in deposits was primarily used to fund loans, purchase ABS and pay down other borrowings.  At September 30, 2003 and December 31, 2002, securities sold subject to repurchase agreements were $259.1 million and $249.8 million, respectively.  These borrowings are required to be collateralized by investments and ABS with a market value exceeding the face value of the borrowings.  Under certain circumstances, Sterling could be required to pledge additional securities or reduce the borrowings.

During the nine months ended September 30, 2003, cash used in investing activities consisted primarily of the funding of loans and the purchase of ABS.  The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.  During the same period, cash provided by investing activities consisted primarily of principal payments on loans, proceeds from sales of ABS, principal payments on ABS and cash acquired from the Empire transaction.  During the nine months ended September 30, 2003, cash provided by operating activities consisted primarily of proceeds from sales of loans.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements.  At September 30, 2003, this credit line represented a total borrowing capacity of $1.23 billion, of which $160.2 million was available.  Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements.  At September 30, 2003, Sterling Savings Bank had $259.1 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $107.3 million.

Sterling, on a parent company-only basis, had cash and other resources of approximately $27.4 million and a revolving line of credit from U.S. Bank of $5.0 million at September 30, 2003 with no funds drawn on this line of credit.  This line of credit as well as a $22.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 2 of “Notes to Consolidated Financial Statements.”

At September 30, 2003 and December 31, 2002, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  At September 30, 2003 and December 31, 2002, Sterling had an investment in the Common Stock of Sterling Savings Bank of $132.5 million and $106.2 million, respectively.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $8.7 million during the nine months ended September 30, 2003.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.  This is balanced with the need to maximize yield on alternative investments.  The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

Capital Resources

Sterling’s total shareholders’ equity was $248.9 million at September 30, 2003 compared with $203.7 million at December 31, 2002.  The increase in total shareholders’ equity was primarily due to the business combination with Empire and the increase in net income.  Shareholders’ equity was 6.1% of total assets at September 30, 2003 compared with 5.8% at December 31, 2002.

Sterling has outstanding various series of Trust Preferred Securities issued to investors.  For a complete description, see Note 2 of “Notes to Consolidated Financial Statements.”

At September 30, 2003, Sterling had an unrealized loss of $7.3 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2002, Sterling had an unrealized gain of $3.4 million, net of related income taxes, on investments and ABS classified as available for sale.  The change since December 31, 2002 primarily reflects sales of ABS and the recent upward trend in interest rates at the end of the quarter.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At September 30, 2003, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at September 30, 2003.

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$242,616	8.00%	$303,269	10.00%	$337,478	11.03%
Core (Tier 1) risk-based capital (to risk-weighted assets)	121,308	4.00	181,962	6.00	306,797	10.12
Core (Tier 1) capital (to adjusted assets)	161,378	4.00	201,722	5.00	307,593	7.62

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments other than minority interests entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after

June 15, 2003.  Sterling does not believe that the adoption of SFAS No. 150 will have a material effect on Sterling’s consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Sterling’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Sterling’s internal control over financial reporting.

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

(b)                                 Reports on Form 8-K.  During the quarter ended September 30, 2003, there were 3 reports filed on Form 8-K.

On July 15, 2003, Sterling filed a report on Form 8-K containing an Agreement and Plan of Merger dated July 14, 2003 by and among Sterling and Klamath.  Also included as Exhibits were a joint press release and a slide presentation related to the Agreement and Plan of Merger.

On July 22, 2003, Sterling filed a report on Form 8-K containing a press release announcing results of operations for the second quarter of 2003.

On September 9, 2003, Sterling filed a report on Form 8-K containing a press release announcing the realignment of executive management at Sterling Savings Bank.

STERLING FINANCIAL CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

November 14, 2003	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Senior Vice President – Finance, Assistant Secretary, and Principal Financial Officer

November 14, 2003	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer