Form 10-K
period 2003-12-31
STERLING FINANCIAL CORP /WA/
filed 2004-03-12
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
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
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (509) 458-3711

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

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

As of June 30, 2003, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by The NASDAQ National Market, was $337,696,829.

The number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of January 30, 2004 was 20,294,984.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement dated April 1, 2004 are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION
DECEMBER 31, 2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Item 1.

Business

General
Company Growth
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
Executive Summary
Critical Accounting Policies
Results of Operations for the Years Ended December 31, 2003 and 2002
Results of Operations for the Years Ended December 31, 2002 and 2001
Net Interest Income Analysis
Asset and Liability Management
Financial Position
Liquidity and Capital Resources
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Capital
Goodwill Litigation
New Accounting Policies
Effects of Inflation and Changing Prices
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Changes in Internal Control Over Financial Reporting
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

Item 1.   Business

General

Sterling Financial Corporation (“Sterling”) is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank.  The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action Mortgage”), INTERVEST-Mortgage Investment Company (“INTERVEST”) and Harbor Financial Services, Inc. (“Harbor Financial”).  Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $4.28 billion in total assets at December 31, 2003, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 86 retail branches located in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices as well as Action Mortgage residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington, Oregon and Arizona.  Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor Financial and property and casualty insurance coverage in Montana through The Dime Service Corporation, a subsidiary of Sterling Savings Bank.

Sterling continues to enhance its presence as a leading community bank by increasing its commercial real estate, business banking, consumer and construction lending while increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on liabilities) and will increase other fee income, although there can be no assurance in this regard.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling’s revenues are derived primarily from interest earned on loans and asset-backed securities (“ABS”), fees and service charges and mortgage banking operations.  The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision (“OTS”), the FDIC and the State of Washington Department of Financial Institutions (“Washington Supervisor”).

Company Growth

On February 28, 2003, Empire Federal Bancorp, Inc. (“Empire”) was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Sterling issued 1,401,370 shares of common stock in exchange for all of the stock of Empire.  Sterling acquired approximately $144 million of cash, $67 million of loans, $184 million of deposits and $29 million of capital in the transaction.  See Note 25 of “Notes to Consolidated Financial Statements.”

On July 15, 2003, Sterling announced that it had entered into an Agreement and Plan of Merger (the “Klamath Merger”) with Klamath First Bancorp, Inc. (“Klamath”), an Oregon corporation.  Subsequent to the end of the year, on January 2, 2004, Klamath was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly-owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Klamath Merger, each share of Klamath common stock was converted into 0.77 shares of Sterling common stock.  Sterling issued 5,431,067 shares of common stock in exchange for all of the stock of Klamath.  As a result of the merger, Sterling acquired approximately $988 million in deposits, $767 million in investments and ABS, $566 million in loans and $145 million in capital, while adding approximately 450 employees to its work force.  In addition, Sterling added 48 retail branches and significantly increased its deposit market share in Oregon from 0.5% to over 4.0%.  See Note 26 of “Notes to Consolidated Financial Statements.”

With the increase to 134 branches serving Washington, Oregon, Idaho and Montana, Sterling strengthens its position as a leading regional community bank.  This merger is consistent with Sterling’s growth strategy to become the leading community bank in the Pacific Northwest region and furthers Sterling’s goal of providing extensive coverage throughout the region by further extending Sterling’s geographic footprint in Oregon.  Klamath’s strong deposit base complements Sterling’s strong asset growth, while the combined branch network and access to capital gives Sterling the opportunity to continue its growth in the region.

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

Lending Activities

Focus on Community Lending.  In recent years, Sterling focused its efforts on becoming more like a community bank.  Sterling increased its commercial real estate, business banking, consumer and construction lending.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential permanent mortgage loans.  Such loans, however, generally involve a higher degree of risk than the financing of residential real estate.

Business Banking Lending.  Sterling’s Business Banking Group provides a full range of credit products to small- and medium-sized businesses and individuals.  Credit products include lines of credit, receivable and inventory financing, equipment loans and permanent and construction real restate financing.  Loans may be made unsecured, partially secured or fully secured based on certain credit criteria.  The credit product line for both businesses and individuals includes standardized products as well as customized accommodations.

Sterling’s Private Banking Group provides services to higher-net-worth and higher-income borrowers by originating a variety of consumer and business banking loans.  Such loans generally, but do not always, meet the same underwriting requirements or have the same terms as general consumer loans of the same type.

Sterling’s Corporate Banking Group provides a full line of financial services to middle market companies in its service area.  Credit products include lines of credit, receivable and inventory financing, equipment loans and permanent and construction financing.  Loans may be made on an unsecured, partially-secured or fully-secured basis.  The Corporate Banking Group also serves the needs of the owners and key employees of its business customers.

Sterling has established minimum underwriting standards which delineate criteria for sources of repayment, financial strength and credit enhancements such as guarantees.  Typically, the primary source of repayment is recurring cash flow of the borrower or cash flow from the business or project being financed.  Depending on the type of loan, underwriting standards include minimum financial requirements, maximum loan-to-collateral value ratios, minimum cash flow coverage of debt service, debt-to-income ratios and minimum liquidity requirements.  Exceptions to the minimum underwriting standards may be made depending upon the type of loan and financial strength of the borrower.  Exceptions are reported to the appropriate level of authority up to and including the board of directors.  Common forms of collateral pledged to secure business banking loans include real estate, accounts receivable, inventory, equipment, agricultural crops or livestock and marketable securities. Most loans have maximum terms of one to ten years and loan-to-value ratios in the range of 65% to 80%, based on an analysis of the collateral pledged.

Business, private and corporate banking loans generally involve a higher degree of risk than the financing of real estate, primarily because collateral is more difficult to appraise, the collateral may be difficult to obtain or liquidate following an uncured default and it is difficult to accurately predict the borrower’s ability to generate future cash flows.  These loans, however, typically offer relatively higher yields and variable interest rates.  The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling.

Multifamily Residential and Commercial Real Estate Lending.  Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property.  Although Sterling’s market for such loans is primarily in the Pacific Northwest, Sterling has also recently established a production office in Phoenix, Arizona.  Construction loans on such properties typically have terms of 12 to 24 months and have variable interest rates. Permanent fixed- and adjustable-rate loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial real estate loans generally involve a higher degree of risk than one- to four-family residential real estate loans, because they typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending.  These risks include excessive vacancy rates or inadequate operating cash flows.  Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner.  Sterling attempts to reduce its exposure to these risks by limiting loan amounts to the amounts readily accepted in the secondary market, by closely monitoring the construction disbursement process, by investigating the borrowers’ finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers.

One- to Four-Family Residential Lending.  Sterling originates fixed-rate and adjustable-rate residential mortgages (“ARMs”), which have interest rates that adjust annually or every three, five and seven years and are indexed to a variety of market indices.

Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market.  Within the secondary mortgage market for conventional loans, Sterling sells its residential loans both on a servicing-released and servicing-retained basis to others.  Sterling also sells loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Sterling endeavors to underwrite residential loans in compliance with FHLMC and FNMA underwriting standards.  Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans which are not underwritten in accordance with FHLMC and FNMA or applicable investor underwriting guidelines.

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

Sterling originates residential construction loans on custom homes, presold homes and spec homes.  Sterling also provides acquisition and development loans for residential subdivisions.  Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate.  Sterling’s risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position.  Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling’s underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects.  Sterling endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers and by dealing only with qualified builders/ borrowers.  The properties that serve as underlying collateral for these construction loans are located primarily in the states of Washington, Oregon, Idaho and Montana.

At December 31, 2003, approximately 48% of Sterling’s one- to four-family residential construction loans consisted of loans for spec properties.  Further, approximately 46% of Sterling’s one- to four-family residential construction loan portfolio was concentrated in the greater Portland, Oregon market.  A reduction in market values or in the demand for residential housing, particularly in the Portland market, could lead to higher delinquencies and foreclosures and have a negative impact on Sterling.

Consumer Lending.  Consumer loans and lines of credit are originated directly through Sterling’s retail branches and Private Banking Group, and indirectly through Sterling’s Dealer Banking Department.  Sterling finances purchases of consumer goods including automobiles, boats, and recreational vehicles and lines of credit for personal use.  Generally, consumer loans are originated for terms ranging from six months to ten years.  Interest rates may be either fixed or adjustable based on a contractual formula tied to established external indices.  Sterling also makes loans secured by borrowers’ savings accounts and equity loans collateralized by residential real estate.  Equity loans may have maturities of up to 15 years.

The following table sets forth information on loan originations for the periods indicated.

	Years Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Mortgage - permanent:
One- to four-family residential	$504,169	22.2	$350,973	19.2	$204,503	14.0
Multifamily residential	71,962	3.2	77,761	4.3	50,111	3.4
Commercial real estate	114,487	5.0	66,492	3.6	146,391	10.0
	690,618	30.4	495,226	27.1	401,005	27.4
Mortgage - construction:
One- to four-family residential	531,875	23.4	481,328	26.3	351,824	24.0
Multifamily residential	79,463	3.5	62,498	3.4	53,470	3.6
Commercial property	96,213	4.2	54,621	3.0	80,875	5.5
	707,551	31.1	598,447	32.7	486,169	33.1
Total mortgage loans	1,398,169	61.5	1,093,673	59.8	887,174	60.5

Commercial and consumer:
Corporate banking	204,733	9.0	121,348	6.6	0	0.0
Business banking	386,521	17.0	403,181	22.1	389,470	26.5
Consumer - direct	211,505	9.3	146,575	8.0	129,133	8.8
Consumer - indirect	73,046	3.2	64,333	3.5	62,374	4.2
Total commercial and consumer loans	875,805	38.5	735,437	40.2	580,977	39.5

Total loans originated	$2,273,974	100.0	$1,829,110	100.0	$1,468,152	100.0

Loan Portfolio Analysis.  The following table sets forth the composition of Sterling’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Mortgage - permanent:
One- to four-family residential	$407,999	13.8	$358,359	14.8	$315,242	14.8	$409,592	20.6	$396,565	21.9
Multifamily residential	167,220	5.7	161,547	6.7	155,250	7.3	163,675	8.2	137,835	7.6
Commercial real estate	463,191	15.7	458,712	18.9	438,594	20.5	347,654	17.5	317,565	17.6
Land and other	0	0.0	0	0.0	925	0.0	956	0.0	0	0.0
	1,038,410	35.2	978,618	40.4	910,011	42.6	921,877	46.3	851,965	47.1

Mortgage - construction:
One- to four-family residential	271,480	9.2	280,514	11.6	214,849	10.1	215,844	10.9	184,081	10.2
Multifamily residential	127,424	4.3	96,297	4.0	88,977	4.2	80,728	4.1	71,024	3.9
Commercial real estate	154,061	5.2	104,108	4.3	92,089	4.3	81,347	4.1	32,018	1.8
	552,965	18.7	480,919	19.9	395,915	18.6	377,919	19.1	287,123	15.9
Total mortgage loans	1,591,375	53.9	1,459,537	60.3	1,305,926	61.2	1,299,796	65.4	1,139,088	63.0

Commercial and consumer:
Business, private and corporate banking	948,304	32.2	655,727	27.0	520,866	24.3	435,284	21.9	348,941	19.3
Consumer - direct	309,931	10.5	246,578	10.2	244,097	11.4	235,423	11.8	223,286	12.4
Consumer - indirect	99,697	3.4	62,896	2.5	65,169	3.1	17,682	0.9	96,602	5.3
Total commercial and consumer loans	1,357,932	46.1	965,201	39.7	830,132	38.8	688,389	34.6	668,829	37.0

Total loans receivable	2,949,307	100.0	2,424,738	100.0	2,136,058	100.0	1,988,185	100.0	1,807,917	100.0

Deferred loan origination fees, net of costs	(7,276)		(6,450)		(5,980)		(5,518)		(4,543)
Gross loans receivable	2,942,031		2,418,288		2,130,078		1,982,667		1,803,374
Allowance for loan losses	(35,605)		(27,866)		(20,599)		(16,740)		(15,603)

Loans receivable, net	$2.906,426		$2,390,422		$2,109,479		$1,965,927		$1,787,771

Contractual Principal Payments.  The following table sets forth the scheduled contractual principal repayments for Sterling’s loan portfolio at December 31, 2003.  Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for loan losses.

	Balance Outstanding at	Principal Payments Contractually Due in Fiscal Years
	December 31, 2003	2004	2005-2008	Thereafter
	(Dollars in thousands)
Mortgage - permanent:
Fixed rate	$413,559	$12,911	$72,903	$327,745
Variable rate	624,851	42,963	155,867	426,021
Mortgage - construction	552,965	354,160	173,091	25,714
Consumer - direct	309,931	120,429	68,725	120,777
Consumer - indirect	99,697	18,677	72,932	8,088
Business, private and corporate banking	948,304	461,167	245,515	241,622
	$2,949,307	$1,010,307	$789,033	$1,149,967

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

For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 0.24% to 0.375% of the unpaid principal balance.  At December 31, 2003 and 2002, Sterling serviced for itself and for other investors residential mortgage loans totaling $737.6 million and $718.5 million, respectively.  Of such mortgage loans, Sterling serviced $329.4 million and $198.3 million, respectively, at these dates for FHLMC, FHLB and FNMA. Sterling’s ability to continue as a seller/servicer for FHLMC and FNMA is dependent upon meeting the qualifications of these agencies.  Sterling currently meets all applicable requirements.

Sterling receives a fee for servicing commercial real estate loans for other investors.  This fee generally ranges from 0.10% to 0.25% of the unpaid principal balance.  At December 31, 2003 and 2002, Sterling serviced for itself and other investors commercial real estate loans totaling $842.0 million and $698.6 million, respectively.

Sterling also receives a fee of 0.50% of the unpaid principal balance of each loan for servicing automobile loans for other investors.  At December 31, 2003 and 2002, Sterling serviced $25.9 million and $54.4 million of such loans, respectively.

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

Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis.  During the years ended December 31, 2003, 2002 and 2001, Sterling sold approximately $35.9 million, $65.1 million and $51.5 million in loans under participation agreements, resulting in net gains of $328,000, $618,000 and $380,000, respectively.

Sterling generally receives a fee of approximately 1.0% to 2.0% of the principal balance of mortgage loans for releasing the servicing.  In 2003, 40.9% of Sterling’s sales of Federal Housing Administration (“FHA”) and Veteran’s Administration (“VA”) insured loans have been sold into the secondary market on a loan-by-loan servicing-released basis. In 2002, 66.3% of such sales were sold on a servicing-released basis.

In 2003, 59.1% of Sterling’s sales of conventional, FHA and VA insured loans were sold into the secondary market on a servicing-retained basis.  This compares with 33.7% in 2002.  Sterling records a valuation of approximately 1.00% to 1.15% of the principal balance of such loans for retaining the servicing.  At December 31, 2003 and 2002, Sterling had recorded as net assets $3.5 million and $1.7 million in servicing rights, respectively.  See Note 3 of “Notes to Consolidated Financial Statements.”

Loan Commitments.  Sterling makes written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans.  These loan commitments establish the terms and conditions under which Sterling will fund the loans.  Sterling had outstanding commitments to originate or purchase loans aggregating $762.3 million at December 31, 2003.  Sterling also had secured and unsecured commercial and personal lines of credit totaling approximately $754.1 million, of which the undisbursed portion was approximately $343.2 million at December 31, 2003.  See Note 17 of “Notes to Consolidated Financial Statements.”

Derivatives and Hedging.  Sterling, through its subsidiary Action Mortgage, enters into interest rate lock commitments (“rate locks”) to prospective residential mortgage borrowers.  Traditionally, Action Mortgage has endeavored to hedge IRR by entering into non-binding (“best-efforts”) forward sales agreements with third parties.  In July 2003, in an effort to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage began hedging IRR by entering into mandatory forward sales agreements on ABS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver ABS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or ABS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.  During the year ended December 31, 2003, Sterling recorded $1.1 million in revenue from forward sales agreements and similar transactions.  This revenue is a component of other gains and losses on sales of loans into the secondary market.

Rate locks and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of the rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  The estimated fair value of rate locks was $85,000 and the estimated fair value of forward sales agreements was $(73,000) at December 31, 2003.

Classified Assets, Real Estate Owned and Delinquent Loans.  To measure the quality of assets, including loans and real estate owned (“REO”), Sterling has established guidelines for classifying assets and determining provisions for anticipated loan and REO losses. Under these guidelines, an allowance for anticipated loan and REO losses is established when certain conditions exist. This system for classifying and reserving for loans and REO is administered by Sterling’s Special Assets Department, which is responsible for minimizing loan deficiencies and losses therefrom.  An oversight committee, comprised of senior management, monitors the activities of the Special Assets Department and reports results to Sterling’s Board of Directors.

Under this system, Sterling classifies loans and other assets it considers of questionable quality.  Sterling’s system employs the classification categories of “substandard,” “doubtful” and “loss.” Substandard assets have deficiencies which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss.  An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling.  Total classified assets increased slightly to $84.8 million at December 31, 2003 from $84.7 million at December 31, 2002.  As a percentage of total assets, classified assets decreased from the prior year.  The percentage of classified assets to total assets was 2.0% and 2.4% at December 31, 2003 and 2002, respectively.  See “Major Classified Loans.”

Assets classified as substandard or doubtful require the establishment of valuation allowances in amounts considered by management to be adequate under accounting principles generally accepted in the United States of America (“GAAP”).  Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount.  At December 31, 2003, Sterling’s assets classified as loss totaled $3.3 million compared to $4.0 million at December 31, 2002.  Judgments regarding the adequacy of a valuation allowance are based on on-going evaluations of the nature, volume and quality of the loan portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

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

The following table sets forth the activity in Sterling’s REO for the periods indicated.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Balance at beginning of period	$3,953	$2,982	$6,407
Loan foreclosures and other additions	3,900	7,876	5,599
Improvements and other changes	282	715	(211)
Sales	(3,729)	(7,382)	(8,354)
Provisions for losses	(180)	(238)	(459)

Balance at end of period	$4,226	$3,953	$2,982

Major Classified Loans.  Sterling’s classified loans with a net carrying value at December 31, 2003 of more than $4.0 million included the following, which together constitute 39.3% of classified assets.

Sterling holds an income property loan secured by a specialized care facility located in Arizona.  The aggregate carrying value of this loan at December 31, 2003 was $8.1 million.  This loan has matured and is currently in default.  Sterling has entered into negotiations for an extension agreement.

Sterling holds two income property construction loans and a commercial line of credit secured by a hotel in western Washington.  The aggregate carrying value of these three loans at December 31, 2003 was $5.7 million.  The loans were classified as substandard due to lack of stable occupancy, insufficient debt service coverage, and payment and property tax defaults.  Borrowers are performing under the terms of a conditional forbearance agreement.  Taxes and loan payments are current.  The loans continue to be closely monitored for adherence to the forbearance agreement.

Sterling holds an income property loan secured by a specialized care facility located in western Washington.  The aggregate carrying value of this loan at December 31, 2003 was $5.3 million.  Although this facility has been classified as substandard because it has failed to reach a stabilized level of occupancy or satisfactory debt service coverage, there have been recent improvements in both of these areas.  The loan continues to perform as agreed and is being closely monitored.

Sterling holds an income property loan secured by four hotel properties located in Washington, Oregon and Idaho.  The aggregate carrying value of this loan at December 31, 2003 was $5.2 million.  The loan was classified as substandard due to the borrower’s delinquency.  Judicial foreclosure proceedings and lawsuits against guarantors are currently in process.  These hotels are operating under receivership.

Sterling holds six business banking loans secured by inventory in Idaho.  The aggregate carrying value of these loans at December 31, 2003 was $4.8 million.  The loans were classified as substandard due to operating losses.  As of December 31, 2003, the loans continue to perform as agreed and are being closely monitored.

Sterling holds three business banking loans secured by real estate, accounts receivable, equipment and inventory in western Oregon.  The aggregate carrying value of these loans at December 31, 2003 was $4.1 million.  The loans were classified as substandard due to operating losses, lack of operating capital and past due accounts receivable.  Sterling has entered into negotiations for a forbearance agreement.

Major Real Estate Owned.  At December 31, 2003, the aggregate value of outstanding REO properties was $4.2 million.  None of the REO properties had a carrying value of more than $1.0 million.

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

The following table summarizes the principal balances of nonperforming assets at the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Nonaccrual loans	$16,208	$16,278	$21,102	$8,385	$9,259
Restructured loans	1,164	594	886	0	66
Total nonperforming loans	17,372	16,872	21,988	8,385	9,325
Real estate owned (1)	4,226	3,953	2,982	6,407	7,299

Total nonperforming assets (2)	$21,598	$20,825	$24,970	$14,792	$16,624

Ratio of total nonperforming assets to total assets	0.50%	0.59%	0.82%	0.56%	0.65%

Ratio of total nonperforming loans to gross loans	0.59%	0.70%	1.03%	0.42%	0.52%
Ratio of allowance for estimated losses on loans to total nonperforming loans (3)	216.6%	174.3%	91.9%	190.1%	164.4%

(1)      Amount is net of the allowance for REO losses.

(2)      Includes $6.5 million, $3.2 million and $4.4 million in nonperforming assets acquired from Empire and Source Capital outstanding at December 31, 2003, 2002 and 2001, respectively.

(3)      Excludes loans classified as loss. Loans classified as loss that are excluded from allowance for loan losses were $2,897,000, $2,067,000, $1,843,000, $803,000 and $275,000 at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.  There were no loans classified as loss that are excluded from total nonperforming loans in any of the periods.

Sterling regularly reviews the collectibility of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is reversed from income at that time. Loans may be placed in nonaccrual status earlier if, in management’s judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Interest income of $1,025,000, $1,103,000 and $707,000 was recorded on these loans during the years ended December 31, 2003, 2002 and 2001, respectively.  Additional interest income of $1,487,000, $778,000 and $762,000 would have been recorded during the years ended December 31, 2003, 2002 and 2001, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms.

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

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio.  The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.  Because the allowance for loan losses is based on estimates, ultimate losses may materially differ from the estimates.  See Note 5 of “Notes to Consolidated Financial Statements.”

Management believes that the allowance for loan losses is adequate given the composition and risks of the loan portfolios, although there can be no assurance that the allowance will be adequate to cover all contingencies.  The following table sets forth information regarding changes in Sterling’s allowance for estimated losses on loans for the periods indicated.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$27,866	$20,599	$16,740	$15,603	$14,623
Charge-offs:
Mortgage - permanent	(165)	(48)	(270)	(209)	(483)
Mortgage - construction	(106)	(868)	(756)	(618)	(227)
Consumer - direct	(1,146)	(954)	(1,011)	(1,181)	(1,434)
Consumer - indirect	(445)	(407)	(544)	(1,048)	(925)
Business, private and corporate banking	(2,391)	(2,776)	(2,016)	(835)	(103)
Total charge-offs	(4,253)	(5,053)	(4,597)	(3,891)	(3,172)
Recoveries:
Mortgage - permanent	42	19	9	27	16
Mortgage - construction	3	2	31	1	0
Consumer - direct	160	208	203	165	76
Consumer - indirect	149	170	184	209	152
Business, private and corporate banking	268	54	29	26	8
Total recoveries	622	453	456	428	252
Net charge-offs	(3,631)	(4,600)	(4,141)	(3,463)	(2,920)
Provisions for loan losses	10,500	11,867	8,000	4,600	3,900
Allowance for losses on assets acquired	870	0	0	0	0
Balance at end of period	$35,605	$27,866	$20,599	$16,740	$15,603
Allowances allocated to loans classified as loss	$2,897	$2,067	$1,843	$803	$275
Ratio of net charge-offs to average loans outstanding during the period	0.13%	0.21%	0.21%	0.18%	0.17%

Allowances are provided for individual loans when management considers ultimate collection to be questionable. Such allowances are based, among other factors, upon the estimated net realizable value of the collateral of the loan or guarantees, if applicable. The following table sets forth the allowances for estimated losses on loans by category and summarizes the percentage of total loans in each category to total loans.

	December 31,
	2003		2002		2001		2000		1999
	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans
	(Dollars in thousands)

Mortgage - permanent	$4,902	35.2	$2,881	40.4	$2,285	42.6	$3,801	46.3	$4,837	47.1
Mortgage - construction	6,336	18.7	6,199	19.9	3,601	18.6	3,903	19.1	3,336	15.9
Consumer - direct	3,843	10.5	2,986	10.2	2,812	11.4	2,907	11.8	2,397	12.4
Consumer - indirect	1,676	3.4	1,349	2.5	1,202	3.1	760	0.9	938	5.3
Business, private and corporate banking	17,979	32.2	14,014	27.0	10,211	24.3	5,166	21.9	3,595	19.3
Unallocated	869	N/A	437	N/A	488	N/A	203	N/A	500	N/A

	$35,605	100.0	$27,866	100.0	$20,599	100.0	$16,740	100.0	$15,603	100.0

Investments and Asset-Backed Securities

Investments and ABS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost.  At December 31, 2003 and 2002, investments and ABS classified as held to maturity were $2.2 million and $3.5 million, respectively.  Unrealized gains and losses on such investments and ABS are not reported in the Consolidated Financial Statements, as these investments and ABS are held for investment purposes.

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

At December 31, 2003 and 2002, investments and ABS classified as available for sale were $1.07 billion and $826.7 million, respectively.  The carrying value of these investments and ABS at December 31, 2003 and 2002 includes net unrealized losses of $23.4 million and net unrealized gains of $5.3 million, respectively.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income and may continue to do so in future periods.

Sterling invests primarily in ABS issued by FHLMC and FNMA and other agency obligations.  Such investments provide Sterling with a relatively liquid source of interest income and collateral which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and ABS.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) – Results of Operations – Other Income/Expense” and Note 1 of “Notes to Consolidated Financial Statements.”

The following table provides the carrying values, contractual maturities and weighted average yields of Sterling’s investment and ABS portfolio at December 31, 2003.  Actual maturities may differ from the contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Maturity
	Less than One Year	One to Five Years	Over Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Asset-backed securities
Balance	$0	$779	$92,472	$890,485	$983,736
Weighted average yield	0.00%	11.09%	4.10%	4.70%	4.65%
U.S. government and agency obligations
Balance	$4,988	$8,345	$0	$0	$13,333
Weighted average yield	5.06%	3.31%	0.00%	0.00%	3.98%
FHLB Seattle stock, at cost
Balance	$0	$0	$0	$51,261	$51,261
Weighted average yield (1)	0.00%	0.00%	0.00%	5.00%	5.00%
Municipal bonds
Balance	$748	$2,574	$1,005	$1,958	$6,285
Weighted average yield (2)	6.14%	4.15%	3.59%	5.05%	4.57%
Other (3)
Balance	$0	$0	$54	$18,515	$18,569
Weighted average yield	0.00%	0.00%	0.00%	1.79%	1.79%

Total carrying value	$5,736	$11,698	$93,531	$962,219	$1,073,184
Weighted average yield	5.20%	4.01%	4.10%	4.67%	4.62%

(1)          The weighted average yield on Federal Home Loan Bank of Seattle (“FHLB Seattle”) stock is based upon the dividends received for the year ended December 31, 2003.

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

	December 31,
	2003	2002	2001
	(Dollars in thousands)

Asset-backed securities	$983,736	$743,610	$617,569
U.S. government and agency obligations	13,333	13,666	7,178
FHLB Seattle stock	51,261	42,213	39,699
Municipal bonds	6,285	3,352	6,879
Other	18,569	27,327	22,723

Total	$1,073,184	$830,168	$694,048

Available for sale	1,070,955	826,692	686,995
Held to maturity	2,229	3,476	7,053

Total	$1,073,184	$830,168	$694,048

Weighted average yield	4.62%	4.65%	5.76%

Sources of Funds

General.  Sterling’s primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, FHLB Seattle advances, secured lines of credit and other borrowings, proceeds from sales of investments and ABS and proceeds from sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other borrowings and other economic conditions. Borrowings also may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See “Lending Activities” and “Investments and Asset-Backed Securities.”

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

With the exception of certain promotional CDs and variable-rate 18-month Individual Retirement Account certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

Sterling supplements its retail deposit gathering by soliciting funds from public entities and acquiring brokered deposits. Public funds were 13.9% and 14.2% of deposits at December 31, 2003 and 2002, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had $114.2 million and $19.6 million of brokered deposits at December 31, 2003 and 2002, respectively.

The primary deposit vehicles being utilized by Sterling’s customers are CDs with terms of one year or less, regular savings accounts, money market accounts, commercial checking, or noninterest-bearing demand accounts and negotiable order of withdrawal (“NOW”) accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated.

	Years Ended December 31,
	2003		2002		2001
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Time deposits	$1,152,281	2.54%	$1,052,792	3.44%	$981,243	5.35%
Regular savings and money market accounts	572,842	1.15	364,823	1.62	406,551	2.42
Checking accounts:
NOW accounts	318,722	0.31	335,003	0.44	209,020	0.52
Noninterest-bearing demand accounts	280,990	0.00	206,323	0.00	129,096	0.00

	$2,324,835	1.58%	$1,958,941	2.23%	$1,725,910	3.68%

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more at December 31, 2003 and 2002.

	December 31,
	2003	2002
	(Dollars in thousands)

Less than three months	$296,458	$175,647
Three to six months	113,516	102,134
Six to twelve months	164,436	149,151
Over twelve months	87,859	59,248

	$662,269	$486,180

The following table presents the types of deposit accounts and the rates offered by Sterling Savings Bank and the balances in such accounts as of the specified dates.

		December 31, 2003					December 31, 2002
Minimum Term	Category	Minimum Balances	Amount	Percentage of Total Deposits	Interest Rate Offered		Minimum Balances	Amount	Percentage of Total Deposits	Interest Rate Offered
		(Dollars in thousands, except minimum amounts)
Transaction Accounts:
None	NOW checking	Varies	$301,197	12.3	0.10%		Varies	$367,391	18.2	0.10%
None	Commercial checking	Varies	306,456	12.5	0.00		Varies	239,033	11.9	0.00
	Total transaction accounts		607,653	24.8				606,424	30.1

Savings Accounts:
None	Regular savings	100	118,251	4.8	0.40		100	89,474	4.4	0.50
None	Money market demand	1,000	545,607	22.2	1.14		1,000	311,865	15.5	1.17
	Total savings accounts		663,858	27.0				401,339	19.9

Time Deposits:
Less than 90 days	Fixed term, fixed rate	5,000	2,803	0.1	0.50		5,000	2,035	0.1	0.63
3 months	Fixed term, fixed rate	500	5,772	0.2	0.75		500	4,099	0.2	1.00
6 months	Fixed term, fixed rate	500	34,260	1.4	0.85		500	123,750	6.2	1.14
9 months	Fixed term, adjustable rate	5,000	87,471	3.6	0.90		5,000	60,291	3.0	1.98
11 months	Fixed term, fixed rate	500	49,383	2.0	1.24		500	70,238	3.5	1.24
12 months	Fixed term, fixed rate	500	54,770	2.2	0.90		500	43,484	2.2	1.29
12 months	Fixed term, adjustable rate	N/A	2	0.0	N/A	(1)	N/A	1	0.0	N/A	(1)
15 months	Fixed term, adjustable rate	5,000	75,121	3.1	1.00		5,000	37,625	1.9	1.39
18 months	Fixed term, fixed rate	500	22,812	0.9	1.49		500	38,806	1.9	1.49
24 months	Fixed term, fixed rate	500	32,326	1.3	1.83		500	28,765	1.4	1.98
36 months	Fixed term, fixed rate	500	120,333	4.9	2.52		500	123,439	6.1	2.72
Greater than 36 months	Fixed term, fixed rate	500	204,662	8.3	3.06		500	139,259	6.9	3.30
18 months	Variable rate, IRA	100	4,214	0.2	1.53		100	4,911	0.2	1.79
18 months	Fixed rate, IRA	500	6,460	0.3	1.24		500	2,427	0.1	1.39
36 months	Variable rate, IRA	2,000	10,491	0.4	N/A	(1)	2,000	13,401	0.7	N/A	(1)
9 months	Mini-jumbos	80,000	5,442	0.2	1.05		80,000	6,257	0.3	1.20
6 months	Jumbos	100,000	353,059	14.4	1.10		100,000	287,910	14.3	1.30
Less than 1 year	Brokered	N/A	114,184	4.7	1.33		N/A	19,635	1.0	1.65
	Total time deposits		1,183,565	48.2				1,006,333	50.0
	Total deposits		$2,455,076	100.0				$2,014,096	100.0

(1)  Not currently offered.

The following table sets forth the composition of Sterling’s deposit accounts at the dates indicated.

	December 31,
	2003		2002
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
	(Dollars in thousands)

NOW checking	$301,197	12.3	$367,391	18.2
Commercial checking	306,456	12.5	239,033	11.9
Regular savings	118,251	4.8	89,474	4.4
Money market demand	545,607	22.2	311,865	15.5

Variable-rate time deposits:
9-36 months	177,300	7.2	116,229	5.8

Fixed-rate time deposits:
1-11 months	564,903	23.0	513,924	25.5
12-35 months	165,920	6.8	113,482	5.6
36-240 months	275,442	11.2	262,698	13.1

Total deposits	$2,455,076	100.0	$2,014,096	100.0

Substantially all of Sterling’s depositors are residents of the States of Washington, Oregon, Idaho and Montana.  Sterling has 66 automated teller machines (“ATM”) to better serve customers in those markets. Customers also can access ATMs operated by other financial institutions. Sterling is a member of The Exchange, an ATM system that allows participating customers to deposit or withdraw funds from NOW accounts, MMDA and savings accounts throughout the United States and Canada. Sterling is also a member of the Plus System ATM network, with numerous locations in the United States and internationally.

Borrowings.  Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle and reverse repurchase agreements to supplement its funding and to meet deposit withdrawal requirements.  See “Management’s Discussion and Analysis – Liquidity and Capital Resources.”

The FHLB Seattle is part of a system, which consists of 12 regional Federal Home Loan Banks (the “FHL Banks”) each subject to Federal Housing Finance Board supervision and regulation, that functions as a central reserve bank providing credit to savings institutions.  As a condition of membership in the FHLB Seattle, Sterling is required to own stock of the FHLB Seattle in an amount determined by a formula based upon Sterling’s total mortgages outstanding or total advances from the FHLB Seattle.  At December 31, 2003, Sterling exceeded the minimum FHLB Seattle stock ownership requirement.  The stock of the FHLB Seattle always has been redeemable at par value, but there can be no assurance that this always will be the case.

As a member of the FHLB Seattle, Sterling Savings Bank can apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness, including a minimum ratio of total capital assets of at least five percent, are met.  Each available credit program has its own interest rate and range of maturities.  At December 31, 2003, Sterling had advances totaling $1.03 billion from the FHLB Seattle which mature from 2004 through 2015 at interest rates ranging from 1.14% to 8.40%.  See “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 9 of “Notes to Consolidated Financial Statements.”

Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $360.6 million and $249.8 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2003 and 2002, respectively.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “Management’s Discussion and Analysis – Asset and Liability Management,” “Management’s Discussion and Analysis – Liquidity and Capital Resources” and Note 10 of “Notes to Consolidated Financial Statements.”

Other Borrowings.  Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”) with a balance of $22.0 million outstanding at December  31, 2003.  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.00% and is payable monthly.  Sterling also has a $5.0 million revolving line of credit with U.S. Bank.  This line of credit matures on September 15, 2004.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.00% and is payable monthly.  At December 31, 2003, no amounts were outstanding on the line of credit.  The term note and line of credit are collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 11 of “Notes to Consolidated Financial Statements.”

At December 31, 2003, Sterling had outstanding $78.0 million in various series of Trust Preferred Securities issued to investors.  See Note 11 of “Notes to Consolidated Financial Statements.”

Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  Interest accrues at the 90-day LIBOR plus 2.50% and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.  See Note 11 of “Notes to Consolidated Financial Statements.”

The following table sets forth certain information regarding Sterling’s short-term borrowings as of and for the periods indicated.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements	$285,637	$154,769	$115,971
Short-term advances	372,500	238,975	115,648

Average amount outstanding during the period:
Short-term reverse repurchase agreements	56,518	45,728	66,718
Short-term advances	197,500	55,641	96,544

Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements	1.82%	1.85%	3.56%
Short-term advances	2.73%	4.69%	5.71%

Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements	1.59%	1.83%	2.68%
Short-term advances	2.51%	3.69%	5.06%

The following table sets forth certain information concerning Sterling’s outstanding borrowings for the periods indicated.

	December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

FHLB Seattle advances:
Short-term	$408,685	26.8	$238,975	19.1	$117,376	12.0
Long-term	617,346	40.5	635,540	50.8	515,678	52.6
Securities sold subject to reverse repurchase agreements and funds purchased:
Short-term	288,137	18.9	154,769	12.3	114,999	11.7
Long-term	75,000	4.9	95,000	7.6	103,550	10.6
Convertible Subordinated Debt	0	0.0	0	0.0	3,500	0.4
Floating Rate Notes Due 2006	30,000	2.0	30,000	2.4	30,000	3.1
Term note payable	22,000	1.4	25,000	2.0	30,000	3.1
Trust Preferred Securities	78,000	5.1	64,000	5.1	64,000	6.5
Other	5,583	0.4	8,682	0.7	0	0.0

Total borrowings	$1,524,751	100.0	$1,251,966	100.0	$979,103	100.0

Weighted average interest rate at end of period		3.40%		4.50%		5.52%

Subsidiaries

Sterling’s principal subsidiary is Sterling Savings Bank.  Sterling Savings Bank has three principal subsidiaries which have been previously described: Action Mortgage, INTERVEST and Harbor Financial.  Additionally, Sterling and Sterling Savings Bank have the following other wholly-owned, direct subsidiaries:

Sterling Financial Corporation.

(1)                      Sterling Capital Trust II (“Trust-II”) was organized in July 2001 as a Delaware business trust.  Sterling owns all the common equity of Trust-II.  The sole asset of Trust-II is the Junior Subordinated Debentures-II issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(2)                      Sterling Capital Trust III (“Trust-III”) was organized in April 2003 as a Delaware business trust.  Sterling owns all the common equity of Trust-III.  The sole asset of Trust-III is the Junior Subordinate Debentures-III issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(3)                      Sterling Capital Trust IV (“Trust-IV”) was organized in May 2003 as a Delaware business trust.  Sterling owns all the common equity of Trust-IV.  The sole asset of Trust-IV is the Junior Subordinate Debentures-IV issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(4)                      Sterling Capital Statutory Trust V (“Trust-V”) was organized in May 2003 as a Connecticut business trust.  Sterling owns all the common equity of Trust-V.  The sole asset of Trust-V is the Junior Subordinate Debentures-V issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(5)                      Sterling Capital Trust VI (“Trust-VI”) was organized in June 2003 as a Delaware business trust.  Sterling owns all the common equity of Trust-VI.  The sole asset of Trust-VI is the Junior Subordinate Debentures-VI issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(6)                      Tri-Cities Mortgage Corporation was organized to engage in real estate development.

Sterling Savings Bank.

(1)                      Fidelity Service Corporation was organized to acquire and sell real and personal property in Washington and Idaho.

(2)                      Evergreen Environmental Development Corporation was organized to engage in real estate development.

(3)                      Tri-West Mortgage, Inc. was organized to engage in mortgage banking.

(4)                      Evergreen First Service Corporation owns all of the outstanding capital stock of Harbor Financial, through which Sterling offers tax-deferred annuities, mutual funds and other financial products.

(5)                      Sterling Automobile Loan Securitization 2000-1, L.L.C. was established as a special purpose entity to enable Sterling Savings Bank to sell approximately $93 million of motor vehicle retail installment contracts.  See Note 1 of “Notes to Consolidated Financial Statements.”

(6)                      Source Capital Corporation was acquired in September 2001.  The corporation holds and services loans.

(7)                      The Dime Service Corporation was acquired as part of a merger in February 2003.  The corporation markets property and casualty insurance coverage.

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

Personnel

As of December 31, 2003, Sterling, including its subsidiaries, had 1,121 full-time equivalent employees.  Employees are not represented by a collective bargaining unit.  Sterling believes its relationship with its employees is excellent.  On January 2, 2004, Sterling added approximately 450 employees as a result of the merger with Klamath.

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

Savings and Loan Holding Company Regulation.  Sterling is registered as a savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”).  The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the “QTL Test”).  Sterling presently controls only one savings and loan association, Sterling Savings Bank, which at December 31, 2003 met the QTL Test.

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

Under the HOLA, no person may acquire control of a savings association or a savings and loan holding company without the prior approval of the OTS.  As a savings and loan holding company, Sterling is prohibited from acquiring: (i) control of another savings association or a savings and loan holding company without the prior approval of the OTS; (ii) the assets of another savings association or savings and loan holding company by merger, consolidation or purchase, without the prior approval of the OTS; (iii) more than 5% of the voting shares of a savings association or a savings and loan holding company which is not a subsidiary of Sterling; or (iv) control of a depository institution, the accounts of which are not insured by the FDIC.

The HOLA authorizes the OTS to issue a directive to a savings and loan holding company and any of its subsidiaries if the OTS determines that there is reasonable cause to believe that the continuation by the holding company of any activity constitutes a serious risk to the financial safety, soundness or stability of the holding company’s subsidiary savings association.  The OTS may impose restrictions through such directive to limit such risk, including limiting: (i) the payment of dividends by the savings association; (ii) transactions between the savings association, the holding company and the subsidiaries or affiliates of either; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its other affiliates may be imposed on the savings association. Such a directive has the same effect as a final cease and desist order.  The issuance of the directive can be appealed to the Director of the OTS.

The Fair and Accurate Credit Transactions Act.  On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT”) was signed into law.  The FACT includes many provisions concerning national credit reporting standards and permits consumers, including the customers of Sterling, to opt out of information sharing among affiliated companies for marketing purposes.  The FACT also requires financial institutions to provide consumers certain information regarding the consumer’s credit score.  Additionally, financial institutions must notify their customers if they report negative information about them to credit bureaus or if the credit terms offered to a customer are materially less favorable than the most favorable terms offered to a substantial portion of customers because of information in the customer’s credit report.  The FACT also contains provisions intended to help detect identity theft.

The Sarbanes-Oxley Act.  In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted in response to public concerns regarding corporate accountability. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOA represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  The SOA generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

The SOA includes new disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.  In particular, the SOA establishes: new requirements for audit committees; additional responsibilities regarding financial statements of reporting companies; new standards for auditors and regulation of audits; increased disclosure and reporting obligations for a reporting company and its directors and executive officers; and new civil and criminal penalties for violation of the securities laws. The SEC is directed to enact rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

Under OTS regulations which implement the “prompt corrective action” system mandated by FDICIA, an institution is “well capitalized” if its total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) is 10% or more, its Tier 1 risked-based capital ratio (the ratio of core (Tier 1) capital to risk-weighted assets) is 6% or more, its core (Tier 1) capital ratio (the ratio of core (Tier 1) capital to total assets) is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level.  At December 31, 2003, Sterling Savings Bank met the standards for a “well capitalized” institution.

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

Under FDICIA, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval.  FDICIA also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well capitalized institutions and state-chartered institutions examined by state regulators.  The federal banking agencies are required to set compensation standards for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees and principal shareholders.  FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.  FDICIA also greatly expanded the range of merger, purchase and assumption, and deposit transfer transactions involving banks and savings associations that are exempt from payment of exit and entry fees as transfers of deposits between the FDIC’s Bank Insurance Fund and its Savings Association Insurance Fund (“SAIF”).  Many of the provisions of FDICIA have been implemented through the adoption of regulations by the federal banking agencies.

Regulatory Capital Requirements.  Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings Bank.  Such capital standards require that savings associations maintain: (i) capital of not less than 1.5% of adjusted total assets; (ii) core (Tier 1) capital of not less than 4% of adjusted total assets;  and (iii) total risk-based capital of not less than 8% of risk-weighted assets.  As of December 31, 2003, Sterling Savings Bank met all regulatory capital requirements.  For additional information, see “Management’s Discussion and Analysis – Liquidity and Capital Resources.”

Core (Tier 1) capital consists of: common shareholders’ equity, including retained earnings; non-cumulative perpetual preferred stock; certain non-withdrawable and pledged deposits; and minority interests in equity accounts of fully consolidated subsidiaries.  In calculating core (Tier 1) capital, certain items must be deducted.  These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged as of April 1989 in activities which were permissible for national banks.  The face amount of credit-enhancing interest-only-strips that exceeds 25% of Tier 1 capital must also be deducted from core (Tier 1) capital.  With respect to purchased mortgage servicing rights, the amount that qualifies to be included in core (Tier 1) capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost or (c) the current amortized book value.

The total risk-based capital requirement is an amount equal to 8% of risk-adjusted  assets.  A risk weight is assigned to both the on-balance sheet assets and off-balance sheet commitments of a savings association. Risk weights range from zero to 100% depending on the type of asset.

Both core (Tier 1) capital and supplementary (Tier 2) capital may be used to meet the total risk-based capital requirement, although Tier 2 capital is limited to 100% of Tier 1 capital.  For purposes of the total risk-based capital requirement, Tier 2 capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual or mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock, commitment notes and certain grandfathered mandatory redeemable preferred stock (although the amount included declines as the instrument approaches maturity), and general valuation loan loss allowances up to a maximum of 1.25% of risk-weighted assets.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at December 31, 2003 and 2002.  See “Management’s Discussion and Analysis – Capital.”

	December 31,
	2003		2002
	Core (Tier 1) Capital
	Dollars	%(1)	Dollars	%
	(Dollars in thousands)

Total shareholders’ equity	$346,989	8.18	$309,328	8.95
Adjustment:
Unrealized (gains) losses on securities	15,193	0.36	(3,439)	(0.10)
Less:
Nonqualifying servicing assets	(317)	(0.01)	0	0.00
Goodwill and other intangibles	(46,479)	(1.10)	(43,977)	(1.27)
Investment in non-includable subsidiaries	0	0.00	(327)	(0.01)
Total core (Tier 1) capital (2)	315,386	7.43	261,585	7.57
Core (Tier 1) capital requirement	169,711	4.00	138,171	4.00

Core (Tier 1) capital excess	$145,675	3.43	$123,414	3.57

	Core (Tier 1) Risk-Based Capital
	Dollars	%	Dollars	%
	(Dollars in thousands)

Total core (Tier 1) capital	$315,386	9.89	$261,585	9.98
Core (Tier 1) risk-based capital requirement	127,313	4.00	104,300	4.00

Core (Tier 1) risk-based capital excess	$188,073	5.89	$157,285	5.98

	Total Risk-Based Capital
	Dollars	%	Dollars	%
	(Dollars in thousands)

Total core (Tier 1) capital	$315,386	9.90	$261,585	10.03
General valuation allowances	32,707	1.03	25,799	0.99
Low-level recourse deduction	(723)	(0.02)	(1,477)	(0.06)
Total risk-based capital	347,370	10.91	285,907	10.96
Risk-based capital requirement	254,627	8.00	208,599	8.00

Risk-based capital excess	$92,743	2.91	$77,308	2.96

(1) Ratio of core (Tier 1) capital to adjusted total assets for the core (Tier 1) capital ratio and ratio of core (Tier 1) and total risk-based capital to risk-weighted assets for core (Tier 1) risk-based and total risk-based capital.

(2) Sterling exceeds “well capitalized” requirements under FDICIA which are 10% for total risk-based capital, 6% for Tier 1 risk- based capital, and 5% for Tier 1 leverage capital.

Savings associations that fail to meet the core (Tier 1) or risk-based capital requirements are subject to a number of sanctions or restrictions. Under FIRREA, the OTS must prohibit any asset growth, except that the OTS may permit growth in an amount not in excess of net interest credited to the savings association’s deposit liabilities, if: (i) the savings association obtains the prior approval of the OTS; (ii) any increase in assets is accompanied by an increase in core (Tier 1) capital in an amount not less than 3.0% of the increase in assets; (iii) any increase in assets is accompanied by an increase in capital not less in percentage amount than required under the risk-based capital standards then applicable; (iv) any increase in assets is invested in low-risk assets; and (v) the savings association’s ratio of core (Tier 1) capital to total assets is not less than the ratio existing on January 1, 1991.

The OTS also may require any savings association not in compliance with capital standards (including any individual minimum capital requirement) to comply with a capital directive issued by the OTS.  Such a capital directive may order the savings association to: (a) achieve its minimum capital requirements by a specified date; (b) adhere to a compliance schedule for achieving its minimum capital requirements; (c) submit and adhere to a capital plan acceptable to the OTS; and/or (d) take other actions, including reducing its assets or rate of liability growth and/or restricting its payment of dividends in order to reach the required capital levels.  The OTS, by such capital directive, enforcement proceedings or otherwise, may require an association not in compliance with the capital requirements to: (i) increase the amount of its regulatory capital to a specified level; (ii) convene a meeting with the OTS supervision staff for the purpose of accomplishing the objectives of the regulations; (iii) reduce or limit the rate of interest that may be paid on savings accounts; (iv) limit the receipt of deposits to those made to existing accounts; (v) cease or limit lending or the making of a particular loan or category of loan; (vi) cease or limit the purchase of loans or the making of specified other investments; (vii) limit operational expenditures to specific levels; (viii) increase liquid assets and maintain such increased liquidity at specified levels; or (ix) take such other action or actions as the OTS may deem necessary or appropriate for the safety and soundness of the savings association or the protection of its depositors.  The material failure of a savings association to comply with any plan, regulation, written agreement, order or directive issued will be treated as an unsafe or unsound practice which could result in the imposition of certain penalties or sanctions, including but not limited to the assessment of civil monetary penalties, the issuance of a cease and desist order or the appointment of a conservator or receiver.

Any savings association which does not meet its regulatory capital requirements may not accept, without a written waiver from the OTS, brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5.0% of the association’s total deposits.  In addition, the FDIC prohibits, with certain exceptions, an “insolvent institution” from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution which does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution.  As a “well capitalized” institution, Sterling is qualified to have brokered deposits without prior approval from the OTS.  Sterling had $114.2 million and $19.6 million in brokered deposits at December 31, 2003 and 2002, respectively.

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

The Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.  The FICO has assessment authority separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds.  The FDIC acts as collection agent for the FICO.  The FICO assessment rate, currently $0.40 per $100 of deposits, is adjusted quarterly.

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

Loans-to-One-Borrower.  Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event).  OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus.  Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral.  In addition, institutions which meet applicable capital requirements may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 15% of the institution’s unimpaired capital and unimpaired surplus, subject to certain conditions.  At December 31, 2003, Sterling’s loans-to-one-borrower limit was $52.2 million, which management believes is adequate to allow for loan originations.

Qualified Thrift Lender.  Under the QTL Test, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in “qualified thrift investments” on a monthly average basis in nine out of every twelve months.  Qualified thrift investments include, in general, loans, securities and other investments that are related to housing and small business.  At December 31, 2003, Sterling’s qualified thrift investments were 79.0% of portfolio assets.  An institution’s failure to remain a qualified thrift lender may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions; (3) loss of borrowing privileges at the FHLB Seattle; and (4) limitations on the payment of dividends.

Restriction on Business Banking Loans.  As a thrift, Sterling is permitted to hold no more than 20% of its assets in certain business banking loans as defined in the Thrift Financial Report.  At December 31, 2003, Sterling had $713.6 million of such loans, or 16.7% of total assets.  In addition, Sterling is permitted to hold no more than 10% of its assets as certain business loans which do not qualify as small business loans as defined by the OTS.  At December 31, 2003, Sterling had $278.5 million of such loans, or 6.5% of total assets.

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

As indicated above, if a person’s ownership of the savings association stock is below the threshold levels for control, such person may nevertheless be deemed to be “acting in concert” with one or more other persons who own stock in the savings association, in which case all of the stock ownership of each person acting in concert will be aggregated and attributed to each member of the group, thereby putting each one over the control threshold. Under certain circumstances, acquirers will be presumed to be acting in concert.  For example: (i) a company will be presumed to be acting in concert with a controlling shareholder or management official; (ii) a company controlling or controlled by another company and companies under common control will be presumed to be acting in concert; and (iii) persons will be presumed to be acting in concert where they constitute a group under Section 13 or the proxy rules under Section 14 of the Exchange Act.

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

•                  technological and management changes;

•                  growth and acquisition strategies;

•                  lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•                  changes in consumer spending and saving habits; and

•                  Sterling’s success at managing the risks involved in the foregoing.

Where You Can Find More Information

The periodic reports Sterling files with the SEC are available on Sterling’s website at http://www.sterlingsavingsbank.com after the reports are filed with the SEC.  The SEC maintains a website located at http://www.sec.gov that also contains this information.  Sterling will provide you with copies of these reports, without charge, upon request made to:

Investor Relations
Sterling Financial Corporation
111 North Wall Street
Spokane, Washington 99201
(509) 458-3711

Item 2.   Properties

At December 31, 2003, the net book value of Sterling’s property (including land and buildings) and its furniture, fixtures and equipment was $54.6 million.  Sterling’s corporate headquarters is in Spokane, Washington.  A summary of Sterling’s properties by state as of December 31, 2003 is as follows:

	Action Leased	INTERVEST Leased	Dime Leased	Sterling Savings Bank Leased	Sterling Savings Bank Owned	Total	Total Approximate Square Footage

Washington	2	2	0	22	45	71	534,000
Oregon	3	2	0	4	5	14	45,000
Idaho	1	0	0	2	8	11	57,000
Montana	1	0	1	1	7	10	32,000
Arizona	0	1	0	0	0	1	2,000

Total	7	5	1	29	65	107	670,000

Leases on these properties expire between 2004 and 2014.  Sterling believes it will be able to renew the leases or obtain comparable properties.  Sterling significantly increased the number of leased and owned properties through its merger with Klamath in January 2004.  See “Business – General – Company Growth.”

Item 3.   Legal Proceedings

Periodically, various claims are brought in connection with Sterling’s business.  No material loss is expected from any of such pending claims or lawsuits, although there can be no assurance in this regard.

Item 4.   Submission of Matters to a Vote of Security Holders

Sterling held a special meeting of shareholders on December 11, 2003, at which a majority of the shareholders of Sterling approved the Klamath Merger pursuant to which Klamath merged with and into Sterling on January 2, 2004.  There were 14,811,661 shares of Sterling common stock entitled to vote on the merger.  The following is a record of the votes cast by Sterling’s shareholders at the special meeting:

Votes

For:	11,363,992
Against:	114,941
Abstentions:	24,685

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Shareholder Matters

Stock Market and Dividend Information

Sterling has outstanding one class of Common Stock.  As of January 30, 2004, there were 20,294,984 shares of Common Stock outstanding.  As of January 30, 2004, the Common Stock was owned by 2,558 shareholders of record and the closing price as of that date for the Common Stock was $37.90.  The Common Stock is listed on The NASDAQ National Market under the symbol “STSA.”  For information concerning the payment of dividends, see “Business – Regulation – Regulatory Capital Requirements,” “Management’s Discussion and Analysis – Capital” and Note 24 of “Notes to Consolidated Financial Statements.”

The following table sets forth the high and low bid prices per share for Sterling’s Common Stock for the periods indicated.  Prior period amounts have been restated to reflect the 10% stock dividend paid in May 2003.

	High	Low

Year ended December 31, 2003:
Fourth quarter	$35.80	$27.87
Third quarter	29.18	24.00
Second quarter	24.75	18.91
First quarter	19.30	17.01

Year ended December 31, 2002:
Fourth quarter	$18.67	$15.23
Third quarter	18.45	14.43
Second quarter	21.00	16.86
First quarter	18.80	12.19

Sterling has paid stock dividends in the past but has never paid cash dividends on its shares of common stock.  The board of directors of Sterling is currently evaluating the payment of cash dividends in the future, although it has reached no decision in this regard.  The timing and amount of any future dividends will depend upon earnings, cash requirements, capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors.

Item 6.   Selected Financial Data (1) (2)

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)

Interest income	$214,727	$197,313	$201,385	$205,310	$177,109
Interest expense	(89,807)	(96,965)	(116,516)	(125,544)	(102,004)
Net interest income	124,920	100,348	84,869	79,766	75,105
Provision for losses on loans	(10,500)	(11,867)	(8,000)	(4,600)	(3,900)
Net interest income after provision for losses on loans	114,420	88,481	76,869	75,166	71,205
Other income	33,735	29,080	21,021	14,488	13,562
Merger, acquisition and conversion costs	(792)	0	(283)	0	0
Amortization of goodwill and other intangibles	(262)	(644)	(5,377)	(5,490)	(5,692)
Goodwill litigation	(600)	(1,100)	(890)	(1,074)	(272)
Other operating expenses	(92,910)	(79,199)	(66,743)	(61,404)	(58,514)
Income before income taxes	53,591	36,618	24,597	21,686	20,289
Income tax provision	(18,678)	(11,031)	(8,409)	(8,033)	(7,470)
Net income	$34,913	$25,587	$16,188	$13,653	$12,819
Earnings per share:
Basic (1)	$2.40	$1.96	$1.34	$1.15	$1.08
Diluted (1)	$2.34	$1.91	$1.31	$1.15	$1.08
Weighted average shares outstanding:
Basic (1)	14,533,402	13,027,884	12,105,546	11,857,657	11,834,358
Diluted (1)	14,940,108	13,432,770	12,364,029	11,911,639	11,919,534
Financial Ratios:
Book value per share at end of period (1)	$16.84	$15.48	$12.99	$11.92	$9.93
Return on average assets	0.88%	0.80%	0.58%	0.52%	0.52%
Return on average shareholders’ equity	14.4%	13.9%	10.5%	11.0%	10.7%
Shareholders’ equity to total assets at end of period	5.9%	5.8%	5.5%	5.3%	4.6%
Operating efficiency	59.6%	62.5%	69.2%	72.1%	72.7%
Net interest margin	3.35%	3.37%	3.27%	3.25%	3.33%
Nonperforming assets to total assets at end of period	0.50%	0.59%	0.82%	0.56%	0.65%

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)

Reported net income	$34,913	$25,587	$16,188	$13,653	$12,819
Add back: goodwill amortization net of tax (3)	0	0	2,538	2,494	2,621
Total	$34,913	$25,587	$18,726	$16,147	$15,440

Basic earnings per share:
Reported net income	$2.40	$1.96	$1.34	$1.15	$1.08
Goodwill amortization	0.00	0.00	0.21	0.21	0.22
Adjusted net income	$2.40	$1.96	$1.55	$1.36	$1.30

Diluted earnings per share:
Reported net income	$2.34	$1.91	$1.31	$1.15	$1.08
Goodwill amortization	0.00	0.00	0.21	0.21	0.22
Adjusted net income	$2.34	$1.91	$1.52	$1.36	$1.30

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Balance Sheet Data:
Total assets	$4,276,906	$3,507,021	$3,038,593	$2,652,709	$2,546,925
Loans receivable, net	2,906,426	2,390,422	2,109,479	1,965,927	1,787,771
Asset-backed securities	983,736	743,610	617,569	314,434	343,310
Investments	89,448	86,558	76,479	171,748	162,420
Deposits	2,455,076	2,014,096	1,853,536	1,724,219	1,617,368
FHLB Seattle advances	1,026,031	874,515	633,054	530,652	490,503
Reverse repurchase agreements and funds purchased	363,137	249,769	218,549	110,326	179,515
Other borrowings	135,583	127,682	127,500	110,000	110,000
Shareholders’ equity	250,348	203,656	165,690	141,338	117,639

Capital Ratios(4):
Core capital ratio	7.43%	7.57%	8.00%	7.10%	6.77%
Tier 1 risk-based capital ratio	9.89%	9.98%	10.83%	9.71%	9.50%
Total risk-based capital ratio	10.91%	10.96%	11.69%	10.25%	10.36%

Statistical Data:
Number of:
Employees (full-time equivalents).	1,121	953	890	822	817
Full service branches	86	79	77	77	77

(1)          All prior period per share and weighted average share amounts have been restated to reflect the 10% Common Stock dividend distributed in May 2003.  The selected financial data (except the ratios and statistical data) of Sterling for each of the periods has been derived from Sterling’s audited consolidated financial statements.

(2)          Comparability could be affected by past acquisitions and is affected by the change in accounting for goodwill amortization.

(3)          Sterling adopted SFAS No. 142 “Goodwill and Intangible Assets” on January 1, 2002.  The tabular presentation reflects retroactive application of SFAS No. 142, even though SFAS No. 142 by its terms applies prospectively.

(4)          For Sterling Savings Bank.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For a discussion of the risks and uncertainties inherent in such statements, see “Business — Forward-Looking Statements.”

Executive Summary

Net income for the year ended December 31, 2003, increased 36% to $34.9 million, or $2.34 per diluted share, compared with net income of $25.6 million, or $1.91 per diluted share, for last year’s comparable period.  The increase in earnings primarily reflects increases in net interest income and other income.

Key performance ratios for the year ended December 31, 2003.

•                  Return on average equity of 14.4%, compared to 13.9% for 2002.

•                  Net charge-offs to average loans of 0.13%, a five-year low.

•                  Nonperforming assets to total assets at year end of 0.50%, compared to 0.59% at year-end 2002.

•                  Operating efficiency improved to 59.6%, compared to 62.5% a year ago.

Highlights of 2003 achievements.

•                  Net interest income increased to $124.9 million for the year ended December 31, 2003, from $100.3 million for the year ended December 31, 2002.

•                  Sterling Savings Bank’s wholly-owned subsidiary, Action Mortgage, originated a record $1.01 billion in residential construction and residential permanent loans.

•                  Fees and service charges income increased 15% year over year.

•                  Mortgage banking operations income increased to $8.5 million for the year ended December 31, 2003, from $6.0 million for the year ended December 31, 2002, a 42% increase.

•                  Opened two de novo branches along Interstate 5 corridor in Oregon, and expanded corporate banking operations by opening an office in Eugene, Oregon.

•                  Expanded INTERVEST operations to include a commercial real estate lending office in Phoenix, Arizona that will house three loan officers to cover the southwestern United States.

•                  Total loan originations were a record $2.27 billion, up by 24% over 2002.

•                  Deposits continued on an upward trend.  Deposits at December 31, 2003, were $2.46 billion, an increase of 22% over December 31, 2002.

•                  The $40.0 million Sterling Capital Trust I Securities were redeemed on May 16, 2003.

•                  Sterling announced that its wholly-owned subsidiaries, Trust-III through Trust-VI, sold $54.0 million of trust-preferred securities with an initial weighted average interest cost of 4.5%.

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

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at December 31, 2003. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings under realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2003.  Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.  See Note 1 of “Notes to Consolidated Financial Statements.”

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

Under GAAP in effect through December 31, 2001, Sterling amortized goodwill on a straight-line basis over periods ranging from ten to fifteen years. Effective January 1, 2002, Sterling adopted SFAS 142 and SFAS 147 and was therefore was no longer required to amortize previously recorded goodwill.

Sterling performed the required annual test of its goodwill assets as of June 30, 2003, and concluded that the recorded value of goodwill was not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.

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

An allowance for losses on REO is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession.  Sterling reviews its REO for impairment in value whenever events or circumstances indicate that the carrying value of the property may not be recoverable.  In performing the review, if expected future undiscounted cash flow from the use of the property or the fair value, less selling costs, from the disposition of the property is less than its carrying value, an impairment loss is recognized.  As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that the carrying values could be reduced in the near term.

Results of Operations for the Years Ended December 31, 2003 and 2002

Net Interest Income.  NII for the years ended December 31, 2003 and 2002 was $124.9 million and $100.3 million, respectively.  The 25% increase in NII was primarily due to growth in loan and ABS volumes.  During the year ended December 31, 2003, average loans increased by $479.5 million, an increase of 21% over 2002.

During the same periods, the net interest margins were 3.35% and 3.37%, respectively and net interest spreads were 3.30% and 3.36%, respectively.  Net interest spread decreased primarily due to a more rapid repricing of loans relative to Sterling’s interest-bearing liabilities.  The decreases in net interest margin and net interest spread reflected the decrease in prevailing interest rates and a greater decrease in the yield on loans than in the cost of deposits.  Sterling generally has been asset sensitive during the past year.  See – Net Interest Income Analysis.

Provision for Losses on Loans.  Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income.  The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.  This process includes information derived from many factors including historical loss trends, trends in classified assets, levels of delinquencies and foreclosures, portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for losses on loans of $10.5 million and $11.9 million for the years ended December 31, 2003 and 2002, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategy to originate more commercial real estate, construction, business banking and consumer loans, all of which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated.

	Years Ended December 31,
	2003	2002
	(Dollars in thousands)

Balance at beginning of the year	$27,866	$20,599
Allowance for loan losses acquired	870	0
Provision for losses on loans	10,500	11,867
Amounts written off net of recoveries and other	(3,631)	(4,600)
Balance at December 31	$35,605	$27,866

At December 31, 2003, Sterling’s total classified assets were $84.8 million, compared with $84.7 million at December 31, 2002.  Total nonperforming assets were $21.6 million at December 31, 2003, compared with $20.8 million at December 31, 2002.  Excluding the nonperforming assets acquired from Empire and the increase in assets of Source that became nonperforming since the acquisition dates, nonperforming assets would have been $15.0 million or 0.35% of total assets.  At December 31, 2003, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.90%, compared with 0.82% at December 31, 2002.  Excluding delinquent loans from Empire and Source, the delinquency ratio at December 31, 2003 would have been 0.72%, compared with 0.66% at December 31, 2002.

Other Income/Expense.  The following table summarizes the components of other income for the periods indicated.

	Years Ended December 31,
	2003	2002
	(Dollars in thousands)

Fees and service charges	$19,168	$16,678
Mortgage banking operations	8,482	5,982
Loan servicing fees	566	536
Net gains on sales of securities	3,694	2,925
Real estate owned operations	(73)	(126)
Bank-owned life insurance	3,742	3,280
Charge related to early repayment of debt	(1,464)	0
Other noninterest income (expense)	(380)	(195)

Total other income	$33,735	$29,080

Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans.  The increase for the year ended December 31, 2003, compared with the year ended December 31, 2002, was primarily due to the increase in business banking activities that generate business banking accounts.  The number of business checking accounts have increased year over year, along with a wider range of business services being offered for a fee.

The increase in income from mortgage banking operations for the year ended December 31, 2003 compared to the year ended December 31, 2002, was primarily due to increased refinancing activity and loan sales, reflecting the lower interest rate environment.

The following table summarizes originations and sales of residential and commercial real estate loans for the periods indicated.

	Years Ended December 31,
	2003	2002
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$504.2	$351.0
Sales of residential loans	360.5	211.0
Sales of commercial real estate loans	35.9	65.1
Principal balances of residential loans serviced for others	329.6	198.6
Principal balances of commercial real estate loans serviced for others	211.5	239.9

During the year ended December 31, 2003, Sterling sold approximately $705.2 million of investments and ABS, resulting in net gains of $3.7 million.  During the year ended December 31, 2002, Sterling sold approximately $635.9 million of investments, resulting in net gains of $2.9 million.  The increase in sales of investments and ABS in 2003 was primarily due to an acceleration of prepayments and management’s desire to maintain a targeted maturity structure within the portfolio.

Operating Expenses.  Operating expenses were $94.6 million and $80.9 million for the years ended December 31, 2003 and 2002, respectively, an increase of 17%.  The higher level of operating expenses was primarily a result of expanded staffing in Sterling’s branch delivery network, occupancy costs and advertising.

Employee compensation and benefits were $51.1 million and $42.9 million for the years ended December 31, 2003 and 2002, respectively.  The employee costs reflected increased mortgage banking staff, additional staff for Sterling’s Seattle, Portland and Eugene Corporate Banking Centers and increased staffing from Empire.  In addition, Sterling began hiring loan officers and other support staff in anticipation of the Klamath merger.  At December 31, 2003, full-time-equivalent employees were 1,121, compared with 953 at December 31, 2002.  With the addition of Klamath and additional growth in the branch delivery network, full-time-equivalent employees are expected to increase by 650 by the end of 2004.

Occupancy and equipment expenses were $14.7 million and $12.5 million for the years ended December 31, 2003 and 2002, respectively.  The increase was primarily due to expenses associated with the Seattle, Portland and Eugene Corporate Banking Centers, the new Empire branches, expanded mortgage banking branches and higher equipment costs.

Advertising expenses were $5.3 million and $4.2 million for the years ended December 31, 2003 and 2002, respectively.  The increase was primarily due to an increase in costs associated with Sterling’s new image campaign, partially influenced by the Klamath merger.

Amortization of goodwill and other intangibles was $262,000 and $644,000 for the years ended December 31, 2003 and 2002, respectively.  As a result of the merger with Klamath, the amortization of other intangibles is expected to increase in future periods.

Goodwill litigation expenses were $600,000 and $1.1 million for the years ended December 31, 2003 and 2002, respectively.  Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at recent levels over the next one to two years.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $18.7 million and $11.0 million for the years ended December 31, 2003 and 2002, respectively.  The effective tax rates for these periods were 34.9% and 30.1%.  The increase in the effective tax rates was primarily due to the effect of a lower portion of tax-preferred income included in income before taxes.

Results of Operations for the Years Ended December 31, 2002 and 2001

Overview.  Sterling recorded net income of $25.6 million, or $1.91 per diluted share, for the year ended December 31, 2002, compared with net income of $16.2 million, or $1.31 per diluted share, for the year ended December 31, 2001.  The increase in net income reflected higher NII, other income and discontinuance of goodwill amortization.

Net Interest Income.  NII for the years ended December 31, 2002 and 2001 was $100.3 million and $84.9 million, respectively.  The 18% increase in NII was primarily due to an increase in the average volumes of loans and ABS with higher net interest spreads and a decrease in the cost of funds as liabilities repriced.  During the year ended December 31, 2002, average loans increased by $225.5 million, an increase of 11.0% over 2001.  The volume factor, attributable primarily to an increase in loans and ABS, resulted in an increase in NII of approximately $15.5 million.

During the same periods, the net interest margins were 3.37% and 3.27%, respectively.  Net interest spreads were 3.36% and 3.25%, respectively.  Net interest spread decreased primarily due to a more rapid repricing of loans relative to Sterling’s interest-bearing liabilities.  Net interest margin increased due to higher NII.

Sterling recorded provisions for losses on loans of $11.9 million and $8.0 million for the years ended December 31, 2002 and 2001, respectively.  The level of loan charge-offs to average loans was 0.21% for the years ended December 31, 2002 and 2001.  At December 31, 2002, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.82%, compared with 1.12% at December 31, 2001.  Total nonperforming loans were $16.9 million, or 0.71% of net loans at December 31, 2002, compared with $22.0 million, or 1.04% of net loans at December 31, 2001.  Management believes that Sterling’s asset quality remains at acceptable levels and reflects the greater emphasis on higher-risk commercial real estate, construction, business banking and consumer loans.  Management further anticipates it may need to continue to maintain and enhance its overall allowance position proportionate with growth and diversification in the loan portfolio.

Classified assets at December 31, 2002 were $84.7 million compared to $55.1 million at December 31, 2001.  The 60-day-plus loan delinquency ratio dropped from 1.12% at December 31, 2001 to 0.82% at December 31, 2002.

Management believes the provisions for losses on loans for the years ended December 31, 2002 and 2001 are appropriate based upon its evaluation of factors affecting the adequacy of valuation allowances, although there can be no assurance in this regard.  Such factors include locations and concentrations of loans, loan loss experience and economic factors affecting the Pacific Northwest economy.

The following table summarizes loan loss allowance activity for the periods indicated.

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)

Allowance for losses on loans:

Balance at beginning of year	$20,599	$16,740

Provision for losses on loans	11,867	8,000
Amounts written off net of recoveries and other	(4,600)	(4,141)
Balance at December 31	$27,866	$20,599

Other Income/Expense.  The following table summarizes the components of other income for the periods indicated.

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)

Fees and service charges	$16,678	$13,147
Mortgage banking operations	5,982	3,567
Loan servicing fees	536	1,147
Net gains on sales of securities	2,925	3,746
Real estate owned operations	(126)	(657)
Bank-owned life insurance	3,280	988
Other noninterest income (expense)	(195)	(917)

Total other income	$29,080	$21,021

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

The following table summarizes originations and sales of residential and commercial real estate loans for the periods indicated.

	Years Ended December 31,
	2002	2001
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$351.0	$204.5
Sales of residential loans	211.0	221.5
Sales of commercial real estate loans	65.1	51.5
Principal balances of residential loans serviced for others	198.6	201.0
Principal balances of commercial real estate loans serviced for others	239.9	214.5

The decrease in loan servicing fees during the year ended December 31, 2002, compared to the same period in 2001, was primarily due to write downs of mortgage servicing rights in the fourth quarter of 2002.

The increase in income from bank-owned life insurance (“BOLI”) for the year ended December 31, 2002, compared to the same period in 2001, was primarily due to additional purchases of BOLI in the first quarter of 2002.

REO operations and other for the year ended December 31, 2002 showed a loss of $126,000, compared with a loss of $657,000 for the year ended December 31, 2001.  The change in REO operations and other for the year ended December 31, 2002 was primarily due to an increase in the provision for losses on REO from 2001.

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

Net Interest Income Analysis

The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  Changes in NII result from changes in volume, net interest spread and net interest margin.  Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.  Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.  During the year ended December 31, 2003, the increase in NII was primarily due to growth in loan and ABS volumes, combined with a decrease in the cost of deposits and other borrowings.  During the year ended December 31, 2002, the increase in NII was primarily due to the same factors.

The following table sets forth, for the periods indicated, information with regard to Sterling’s NII, net spread and net interest margin.

	Years Ended December 31,
	2003			2002			2001
	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)	Average Balance(1)	Interest Earned or Paid	Average Yield or Cost(2)
	(Dollars in thousands)

Loans	$2,721,149	$169,411	6.23%	$2,241,643	$159,278	7.11%	$2,016,167	$165,976	8.23%
Asset-backed securities	913,260	41,193	4.51	640,425	33,539	5.24	473,923	29,062	6.13
Investment and cash equivalents	96,783	4,123	4.26	93,519	4,496	4.81	104,757	6,347	6.06
Total interest-earning assets	$3,731,192	$214,727	5.75	$2,975,587	$197,313	6.63%	$2,594,847	$201,385	7.76%
Noninterest-earning assets	223,966			226,415			194,473
Total assets	$3,955,158			$3,202,002			$2,789,320
Interest-bearing liabilities:
Time deposits	$1,152,281	$29,262	2.54%	$1,052,792	$36,255	3.44%	$981,243	$52,510	5.35%
Regular savings and money market accounts	572,842	6,578	1.15	364,823	5,906	1.62	406,551	9,838	2.42
Interest-bearing demand accounts	318,722	991	0.31	335,003	1,471	0.44	209,020	1,086	0.52
Total interest-bearing deposits	2,043,845	36,831	1.80	1,752,618	43,632	2.49	1,596,814	63,434	3.97
Noninterest-bearing demand deposits	280,990	0	0.00	206,323	0	0.00	129,096	0	0.00
Total deposits	2,324,835	36,831	1.58	1,958,941	43,632	2.23	1,725,910	63,434	3.68
FHLB Seattle advances	969,833	36,662	3.78	703,568	36,278	5.16	577,403	34,594	5.99
All other borrowings	244,699	8,660	3.54	185,826	8,047	4.33	161,169	8,896	5.52
Trust Preferred Securities	72,929	5,464	7.49	64,000	6,346	9.92	50,968	4,931	9.67
Term note payable	24,250	918	3.79	26,223	1,150	4.39	13,710	438	3.19
Convertible Subordinated Debt	0	0	0.00	1,167	44	3.77	882	66	7.48
Floating Rate Notes Due 2006	30,000	1,272	4.24	30,000	1,468	4.89	30,000	2,241	7.47
Advances under lines of credit	0	0	0.00	0	0	0.00	21,720	1,916	8.82
Total interest-bearing liabilities	3,666,546	$89,807	2.45%	2,969,725	$96,965	3.27%	2,581,762	$116,516	4.51%
Other noninterest-bearing liabilities	46,393			48,114			53,550
Total liabilities	3,712,939			3,017,839			2,635,312
Shareholders’ equity	242,219			184,163			154,008
Total liabilities and shareholders’ equity	$3,955,158			$3,202,002			$2,789,320

Net interest spread		$124,920	3.30%		$100,348	3.36%		$84,869	3.25%

Net interest margin			3.35%			3.37%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.76%			100.20%			100.51%

(1)  Average balances are computed on a monthly basis.

(2)  The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

Changes in Sterling’s NII are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities.  The following table sets forth information regarding changes in Sterling’s interest income and expense for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•                        changes in volume—changes in volume multiplied by comparative period rate;

•                        changes in rate—changes in rate multiplied by comparative period volume; and

•                        changes in rate/volume—changes in rate multiplied by changes in volume.

Interest-earning asset and interest-bearing liability balances used in the calculations represent annual average balances computed using the average of each month’s daily average balance during the years indicated.

	December 31, 2003 Increase (Decrease) Due to:				December 31, 2002 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)

Interest income on:
Loans	$34,071	$(19,720)	$(4,218)	$10,133	$18,562	$(22,719)	$(2,541)	$(6,698)
Asset-backed securities	14,288	(4,652)	(1,982)	7,654	10,210	(4,243)	(1,490)	4,477
Investment and cash equivalents	157	(512)	(18)	(373)	(681)	(1,311)	141	(1,851)
Total interest income	48,516	(24,884)	(6,218)	17,414	28,091	(28,273)	(3,890)	(4,072)

Interest-bearing deposits:
Time deposits	3,426	(9,520)	(899)	(6,993)	3,829	(18,719)	(1,365)	(16,255)
Regular savings and money market accounts	3,368	(1,717)	(979)	672	(1,010)	(3,256)	334	(3,932)
Interest-bearing demand accounts	(71)	(429)	20	(480)	655	(168)	(102)	385

Total deposits	6,723	(11,666)	(1,858)	(6,801)	3,474	(22,143)	(1,133)	(19,802)
FHLB Seattle advances	13,729	(9,681)	(3,664)	384	7,559	(4,821)	(1,054)	1,684
All other borrowings	2,549	(1,471)	(465)	613	1,361	(1,917)	(293)	(849)
Trust Preferred Securities	885	(1,551)	(216)	(882)	1,261	123	31	1,415
Term note payable	(87)	(157)	12	(232)	400	163	149	712
Convertible Subordinated Debt	(44)	0	0	(44)	21	(33)	(10)	(22)
Floating Rate Notes Due 2006	0	(196)	0	(196)	0	(773)	0	(773)
Advances under lines of credit	0	0	0	0	(1,916)	0	0	(1,916)
Total interest expense	23,755	(24,722)	(6,191)	(7,158)	12,160	(29,401)	(2,310)	(19,551)
Net interest income	$24,761	$(162)	$(27)	$24,572	$15,931	$1,128	$(1,580)	$15,479

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

Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII and NPV: a) through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; b) by the sale of certain long-term fixed-rate loans and investments; and c) by increasing the level of its core deposits, which are generally a lower-cost funding source than wholesale borrowings.  There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII and NPV.

The following table presents Sterling’s estimates of changes in NPV for the periods indicated.  The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve.  These calculations are highly subjective and technical and are relative measurements of IRR which do not necessarily reflect any expected rate movement.

	At December 31, 2003				At December 31, 2002
Change in Interest Rate in Basis Points (Rate Shock)	NPV	Ratio of NPV to the Present Value of Total Assets		% Change in NPV	NPV	Ratio of NPV to the Present Value of Total Assets		% Change in NPV
(Dollars in thousands)

+300	$232,820	5.10%		(23.3)	$233,622	6.36%		4.8
+200	260,054	5.66		(14.3)	229,759	6.53		7.6
+100	285,298	6.09		(6.0)	234,577	6.67		9.9
Static	303,395	6.44		0.0	213,442	6.07		0.0
-100	270,817	5.19		(10.8)	164,741	4.68		(22.8)
-200	N/A(1)	N/A	(1)	N/A (1)	N/A(1)	N/A	(1)	N/A	(1)
-300	N/A(1)	N/A	(1)	N/A (1)	N/A(1)	N/A	(1)	N/A	(1)

(1)       In low interest rate environments, the calculations are not relatively meaningful.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a negative 6.1% and a positive 5.8% at December 31, 2003 and 2002, respectively.  Sterling calculated its three-year gap position to be a negative 1.0% and a positive 2.8% at December 31, 2003 and 2002, respectively.  The move to a liability-sensitive position was primarily due to restructuring of certain assets and liabilities to offset projected highly asset-sensitive positioning of certain interest-earning assets and interest-bearing liabilities acquired from the merger with Klamath on January 2, 2004. Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At December 31, 2003, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “Results of Operations – Net Interest Income” and “Capital.”

The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling’s interest-earning assets and interest-bearing liabilities at December 31, 2003.  Other than loans which are in the held-for-sale portfolio, all of the financial instruments of Sterling are intended to be held to maturity.  The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling’s historical experience, estimates from secondary market sources such as FHLMC and estimated regular savings deposit decay rates (the rate of withdrawals or transfers to higher-yielding CDs).  Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard.  The classification of mortgage loans, investments and ABS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information contained elsewhere in this Report on Form 10-K.

	Maturity or Repricing
	0 to 3 Months	Over 3 Months to 1 Year	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans and ABS:
ARM, balloon mortgage loans and ABS	$711,090	$239,098	$253,084	$146,557	$39,234	$1,389,063
Fixed-rate mortgage loans and ABS	98,034	223,797	345,051	157,477	399,877	1,224,236
Loans held for sale	676	1,548	3,377	2,224	6,791	14,616
Total mortgage loans and ABS	809,800	464,443	601,512	306,258	445,902	2,627,915
Commercial and consumer loans:
Consumer	131,632	169,211	150,429	75,200	10,797	537,269
Commercial	543,693	78,445	135,405	46,034	16,115	819,692
Total loans and ABS	1,485,125	712,099	887,346	427,492	472,814	3,984,876

Cash and investments	56,260	736	6,814	3,892	80,811	148,513
	1,541,385	712,835	894,160	431,384	553,625	4,133,389

Cash on hand and in banks	0	0	0	0	66,982	66,982
Other noninterest-earning assets	0	0	0	0	76,535	76,535
Total assets	$1,541,385	$712,835	$894,160	$431,384	$697,142	$4,276,906
Interest-bearing liabilities:
Deposits:
Time deposits	$421,050	$461,747	$136,548	$94,353	$69,867	$1,183,565
Checking accounts	17,328	43,427	115,805	115,805	315,288	607,653
Money market accounts	461,857	83,750	0	0	0	545,607
Passbook accounts	6,267	14,101	37,604	37,604	22,675	118,251
Total deposits	906,502	603,025	289,957	247,762	407,830	2,455,076
FHLB Seattle advances	388,967	215,000	307,342	30,661	84,061	1,026,031
Repurchase agreements and funds purchased	105,809	182,328	75,000	0	0	363,137
Other borrowings	111,583	0	0	0	24,000	135,583
Total interest-bearing liabilities	$1,512,861	$1,000,353	$672,299	$278,423	$515,891	$3,979,827

Other noninterest-bearing liabilities	0	0	0	0	46,731	46,731
Shareholders’ equity	0	0	0	0	250,348	250,348
Total liabilities and shareholders’ equity	$1,512,861	$1,000,353	$672,299	$278,423	$812,970	$4,276,906

Net gap	$28,524	$(287,518)	$221,861	$152,961	$(115,828)	$0

Cumulative gap	$28,524	$(258,994)	$(37,133)	$115,828	$0	$0

Cumulative gap to total assets	0.67%	(6.06)%	(0.87)%	2.71%	0.00%	0.00%

Financial Position

Assets.  At December 31, 2003, Sterling’s assets were $4.28 billion, up 22% from $3.51 billion at December 31, 2002.  For a discussion of the potential impact of the Klamath merger on Sterling’s consolidated total assets, see “Business – General – Company Growth.”

Investments and ABS.  Sterling’s investment and ABS portfolio at December 31, 2003 was $1.07 billion, an increase of $243.0 million from the December 31, 2002 balance of $830.2 million.  The increase was primarily due to the purchase of additional securities during the period to enhance its NII.

Loans Receivable.  At December 31, 2003, net loans receivable were $2.91 billion, up $516.0 million from $2.39 billion at December 31, 2002.  The increase was primarily due to $67.3 million in loans from the Empire transaction, as well as net increases in business and private banking, corporate banking, and residential construction loans.  During the year ended December 31, 2003, total loan originations were $2.27 billion compared with $1.83 billion for the prior year.  The year-over-year increase in net loans receivable and loan originations was influenced by strong loan growth both in the Portland and Seattle Corporate Banking offices, and in the Peterkort Center loan office opened this year just south of Portland.  At December 31, 2003, approximately $239 million in combined loans outstanding were from the Seattle and Portland Corporate Banking offices.  See “Business – Lending Activities – Loan Portfolio Analysis.”

BOLI.  BOLI increased to $73.1 million at December 31, 2003 from $59.4 million at December 31, 2002.  The increase was primarily due to the purchase of $10.0 million in BOLI.  Sterling purchases BOLI to fund employee benefit costs.  Through the purchase of BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.  On January 2, 2004, Sterling recorded an additional $16.3 million of BOLI as a result of the merger with Klamath.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $48.0 million at December 31, 2003 from $44.0 million at December 31, 2002.  Sterling recorded $1.1 million in goodwill and $3.1 million in other intangible assets in connection with the business combination with Empire.  On January 2, 2004, Sterling recorded approximately $95 million in goodwill and other intangible assets as a result of the merger with Klamath.  See Note 26 of “Notes to Consolidated Financial Statements.”

Deposits.  Total deposits increased $441.0 million to $2.46 billion at December 31, 2003 from $2.01 billion at December 31, 2002, primarily due to the acquisition of $184.2 million in deposits from Empire and to increases in money market accounts and time deposits.  See “Business – General – Company Growth.”

The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	December 31, 2003		December 31, 2002
	Amount	%	Amount	%
	(Dollars in thousands)

Noninterest checking	$306,456	12.5	$239,033	11.9
NOW checking	301,197	12.3	367,391	18.2
Savings and money market	663,858	27.0	401,339	19.9
Time deposits	1,183,565	48.2	1,006,333	50.0

Total deposits	$2,455,076	100.0	$2,014,096	100.0

Annualized cost of deposits		1.58%		2.23%

The shift in the mix of deposits since December 2002 reflects a shift to money market accounts from NOW checking accounts and a strong increase in new business checking deposits.  As of December 31, 2003, the number of business checking accounts had increased by approximately 10% from a year ago.

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the FHLB Seattle, reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At December 31, 2003, the total of such borrowings was $1.52 billion compared with $1.25 billion at December 31, 2002.  See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased to $2.46 billion at December 31, 2003 from $2.01 billion at December 31, 2002, primarily due to the acquisition of $184.2 million in deposits from Empire and to additional increases in money market accounts and CDs.  The net increase in deposits was primarily used to fund loans, purchase ABS and pay down other borrowings.

Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.  This is balanced with the need to maximize yield on alternative investments.  The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

During the year ended December 31, 2003, cash used in investing activities consisted primarily of the funding of loans and the purchase of ABS.  The levels of these payments increase or decrease depending on the size of the loan and ABS portfolios and the general trend and level of interest rates, which influences the level of refinancing and mortgage prepayments.  During the same period, cash provided by investing activities consisted primarily of principal payments on loans, proceeds from sales of ABS, principal payments on ABS and cash acquired from the Empire transaction.  During the year ended December 31, 2003, cash provided by operating activities consisted primarily of proceeds from sales of loans.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements.  At December 31, 2003, this credit line represented a total borrowing capacity of $1.22 billion, of which $127.0 million was available.  Sterling Savings Bank also borrows on a secured basis from major broker/dealers and financial entities by selling securities subject to repurchase agreements.  At December 31, 2003, Sterling Savings Bank had $360.6 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $75.5 million.

Sterling, on a parent company-only basis, had cash and other resources of approximately $26.8 million and a revolving line of credit from U.S. Bank of $5.0 million at December 31, 2003 with no funds drawn on this line of credit.  This line of credit as well as a $22.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 11 of “Notes to Consolidated Financial Statements.”

At December 31, 2003 and 2002, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  At December 31, 2003 and 2002, Sterling had an investment in the Common Stock of Sterling Savings Bank of $132.5 million and $106.2 million, respectively.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $11.6 million during the year ended December 31, 2003.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 24 of “Notes to Consolidated Financial Statements.”

Sterling also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $360.6 million and $249.8 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2003 and 2002, respectively.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “Management’s Discussion and Analysis – Asset and Liability Management” and Note 10 of “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents Sterling’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2003.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Over 3 to 5 years	More than 5 years
	(Dollars in thousands)

Long-term debt(1)	$130,000	$0	$30,000	$22,000	$78,000
Capital lease obligations(2).	13,533	3,032	4,764	2,463	3,274
Operating leases	0	0	0	0	0
Purchase obligations(2), (3).	10,911	10,810	101	0	0
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	0	0	0	0	0
Total	$154,444	$13,842	$34,865	$24,463	$81,274

(1)          Excludes interest payments.  See Note 11 of “Notes to Consolidated Financial Statements.”

(2)          Includes payment of certain material merger-related contractual obligations incurred on January 2, 2004.

(3)          Excludes recurring accounts payable amounts due in the first quarter of 2004.

Sterling, in the conduct of ordinary business operations routinely enters into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts.  Sterling is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Management does not believe that these off-balance sheet arrangements have a material current effect on Sterling’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources but there is no assurance that such arrangements will not have a future effect.  See Note 17 of “Notes to Consolidated Financial Statements.”

Sterling, through its subsidiary Action Mortgage, enters into rate locks to prospective residential mortgage borrowers.  Traditionally, Action Mortgage has endeavored to hedge the associated IRR by entering into best-efforts forward sales agreements with third parties.  In July 2003, in an effort to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage began hedging IRR by entering into mandatory forward sales agreements on ABS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver ABS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or ABS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.  During the year ended December 31, 2003, Sterling recorded $1.1 million in revenue from forward sales agreements and similar transactions.  This revenue is a component of other gains and losses on sales of loans into the secondary market.

Rate locks and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of the rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  The estimated fair value of rate locks was $85,000 and the estimated fair value of forward sales agreements was $(73,000) at December 31, 2003.

Capital

Sterling’s total shareholders’ equity was $250.3 million at December 31, 2003 compared with $203.7 million at December 31, 2002.  The increase in total shareholders’ equity was primarily due to the business combination with Empire and the increase in net income.  Shareholders’ equity was 5.9% of total assets at December 31, 2003 compared with 5.8% at December 31, 2002.

Sterling has outstanding various series of Trust Preferred Securities issued to investors.  The Trust Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  For a complete description, see Note 11 of “Notes to Consolidated Financial Statements.”

Sterling has a variable-rate term note with U.S. Bank with a balance of $22.0 million outstanding at December  31, 2003.  This note matures on September 17, 2007.  Interest accrues at the 30-day LIBOR plus 2.00% and is payable monthly.  Sterling also has a $5.0 million revolving line of credit with U.S. Bank.  This line of credit matures on September 15, 2004.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.00% and is payable monthly.  At December 31, 2003, no amounts were outstanding on the line of credit.  The term note and line of credit are collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 11 of “Notes to Consolidated Financial Statements.”

Sterling’s $30.0 million of Floating Rate Notes Due 2006 were designed to be treated as Tier 2 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  See Note 11 of “Notes to Consolidated Financial Statements” and “Other Borrowings.”

At December 31, 2003, Sterling had an unrealized loss of $15.2 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2002, Sterling had an unrealized gain of $3.4 million, net of related income taxes, on investments and ABS classified as available for sale.  The change since December 31, 2002 primarily reflects sales of ABS and the recent upward trend in interest rates at the end of the quarter.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At December 31, 2003, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.  See Note 16 of “Notes to Consolidated Financial Statements.”

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

New Accounting Policies

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities.  Sterling adopted FIN No. 46R as of December 31, 2003 and Sterling will apply the provisions of FIN No. 46R beginning in the first quarter of 2004.  Following the adoption of FIN No. 46R, Sterling plans to deconsolidate its subsidiary statutory trusts that issue Trust Preferred Securities to investors.  The amounts payable to these trusts will continue to be treated as other borrowings.  Management believes the adoption of FIN No. 46R will not have a material effect on Sterling’s consolidated financial statements.  Sterling’s retained interest in its auto loan securitizations and its investments in commercial mortgage-backed securities will not be consolidated since both transaction structures are exempt from the requirements of FIN No. 46 and FIN No. 46R.  See Notes 1 and 11 of “Notes to Consolidated Financial Statements.”

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  Management believes the implementation of SOP No. 03-3 will not have a material effect on Sterling’s consolidated financial statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus relating to the application of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The new disclosure requirements are part of the EITF’s project to provide guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115 and to investments by not-for-profit entities accounted for under SFAS No. 124.  The amendment to EITF No. 03-1 is effective for fiscal years ending after December 15, 2003.  Sterling adopted the additional disclosure provisions of the pronouncement.  Management believes the implementation of EITF No. 03-1 did not have a material effect on Sterling’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  Management believes the implementation of SFAS No. 150 did not have a material effect on Sterling’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003.  Management believes the implementation of SFAS No. 149 did not have a material effect on Sterling’s consolidated financial statements.

Effective December 31, 2002, Sterling adopted the disclosure provisions of FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN No. 45”), which required additional disclosures by a guarantor about its obligations under certain guarantees that it has issued.  Effective January 1, 2003 Sterling adopted the accounting provisions of FIN No. 45, which also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The most significant financial instruments impacted for Sterling are its commercial and standby letters of credit.  The required FIN No. 45 disclosures have been incorporated into Note 17 of “Notes to Consolidated Financial Statements.”  Management believes the implementation of FIN No. 45 did not have a material effect on Sterling’s consolidated financial statements.

Effects of Inflation and Changing Prices

A savings institution has an asset and liability structure that is interest-rate sensitive.  As a holder of monetary assets and liabilities, a financial institution’s performance may be significantly influenced by changes in interest rates.  Although changes in the prices of goods and services do not necessarily move in the same direction as interest rates, increases in inflation generally have resulted in increased interest rates, which may have an adverse effect on Sterling’s business.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Sterling’s market risk, see “Management’s Discussion and Analysis – Asset and Liability Management.”

Item 8.   Financial Statements and Supplementary Data

The required information is contained on pages F-1 through F-48 of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with Sterling’s independent accountants on accounting and financial disclosures.

Item 9A.   Controls and Procedures

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

PART III

Item 10.   Directors and Executive Officers of the Registrant

In response to this Item, the information set forth in Sterling’s Proxy Statement dated April 1, 2004 under the headings “Board of Directors of Sterling Financial Corporation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning Sterling’s Audit Committee financial expert is set forth under the caption “Board of Directors of Sterling Financial Corporation - Committees of the Board of Directors” in Sterling’s Proxy Statement and is incorporated herein by reference.

Sterling has adopted a Code of Ethics that applies to all Sterling employees and directors, including Sterling’s senior financial officers.  The Code of Ethics is publicly available on Sterling’s website at http://www.sterlingsavingsbank.com.

Item 11.   Executive Compensation

In response to this Item, the information set forth in the Proxy Statement under the headings “Personnel Committee Report on Executive Compensation” and “Executive Compensation” is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

In response to this Item, the information set forth in the Proxy Statement under the heading “Interest of Directors, Officers and Others in Certain Transactions” is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

In response to this Item, the information set forth in the Proxy Statement under the headings “Ratification of Appointment of Independent Auditors,” “Audit Committee Report,” and “Independent Accountant’s Fees” is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents which are filed as a part of this report:

	1.	Financial Statements: The required financial statements are contained in pages F-1 through F-48 of this Form 10-K.

	2.	Financial Statement Schedules: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

	3.	Exhibits:

Exhibit No.	Exhibit

2

Agreement and Plan of Merger by and between Sterling and Klamath dated as of July 14, 2003.  Filed as Annex A to Sterling’s Registration Statement on Form S-4 dated September 15, 2003 and incorporated by reference herein.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s report on Form 10-Q filed May 15, 2003 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 dated December 9, 2002 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2

Sterling has outstanding certain long-term debt.  None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Klamath 1996 Stock Option Plan. Filed as Exhibit 99.1 to Sterling’s Form S-8 dated January 9, 2004 and incorporated by reference herein.

10.2

Sterling Financial Corporation 2001 Long-Term Incentive Plan.  Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 24, 2001 and incorporated by reference herein.

10.3

Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999.  Filed as Exhibit 10.5 to Sterling’s Annual Report on Form 10-K dated February 22, 2000 and incorporated by reference herein.

10.4

Sterling Financial Corporation 1998 Long-Term Incentive Plan.  Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998 and incorporated by reference herein.

10.5	Sterling Savings Bank 1992 Incentive Stock Option Plan. Filed as Exhibit 10.2 to Sterling’s Form S-4 dated August 28, 1992 and incorporated by reference herein.

10.6	Sterling Savings Bank Employment Savings and Incentive Plan and Trust dated September 21, 1990. Filed as Exhibit 10.4 to Sterling’s Form S-4 dated August 28, 1992 and incorporated by reference herein.

10.7

Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan, filed as Exhibit 10.9 to Sterling’s Annual Report on Form 10-K dated March 21, 2003 and incorporated by reference herein.

	12.1	Statement regarding Computation of Return on Average Common Shareholders’ Equity. Filed herewith.

	12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.

	21	List of Subsidiaries of Sterling. Filed herewith.

	23	Consent of BDO Seidman LLP. Filed herewith.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. During the quarter ended December 31, 2003, there were three reports filed on Form 8-K.

On October 28, 2003, Sterling filed a report on Form 8-K containing a press release announcing Sterling’s results of operations for the quarter ending September 30, 2003.

On December 9, 2003, Sterling filed a report on Form 8-K containing a press release announcing that its merger with Klamath and the merger of Klamath First Federal Savings and Loan Association with and into Sterling Savings Bank had been approved by the OTS.

On December 11, 2003, Sterling filed a report on Form 8-K containing a press release announcing that the shareholders of Sterling and Klamath approved the Klamath Merger dated July 14, 2003.

(c)	See (a)(3) above for all exhibits filed herewith.

(d)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

March 11, 2004	By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2004	By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, Chief Executive Officer,
Principal Executive Officer

March 11, 2004	By	/s/ William W. Zuppe
William W. Zuppe
President, Chief Operating Officer, Director

March 11, 2004	By	/s/ Daniel G. Byrne
Daniel G. Byrne
Senior Vice President – Finance, Assistant Secretary and
Principal Financial Officer

March 11, 2004	By	/s/ William R. Basom
William R. Basom
Vice President, Treasurer and Principal
Accounting Officer

March 11, 2004	By	/s/ Ned M. Barnes
Ned M. Barnes, Secretary, Director

March 11, 2004	By	/s/ Rodney W. Barnett
Rodney W. Barnett, Director

March 11, 2004	By	/s/ Thomas H. Boone
Thomas H. Boone, Director

March 11, 2004	By	/s/ James P. Fugate
James P. Fugate, Director

March 11, 2004	By	/s/ Robert D. Larrabee
Robert D. Larrabee, Director

March 11, 2004	By	/s/ Donald N. Bauhofer
Donald N. Bauhofer, Director

March 11, 2004	By	/s/ William L. Eisenhart
William L. Eisenhart, Director

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders

Sterling Financial Corporation

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Spokane, Washington

January 30, 2004

Sterling Financial Corporation
Consolidated Balance Sheets
December 31, 2003 and 2002
(Dollars in thousands)

	2003	2002
Assets:
Cash and cash equivalents:
Interest bearing	$1	$2,525
Non-interest bearing and vault	65,478	75,338
Restricted	1,504	1,526
Investments and asset-backed securities (“ABS”):
Available for sale	1,070,955	826,692
Held to maturity	2,229	3,476
Loans receivable, net	2,906,426	2,390,422
Loans held for sale	14,616	22,549
Accrued interest receivable	16,531	14,625
Real estate owned, net	4,226	3,953
Office properties and equipment, net	54,620	47,745
Bank-owned life insurance (“BOLI”)	73,141	59,399
Goodwill	45,075	43,977
Other intangible assets	2,881	0
Mortgage servicing rights, net	3,500	1,680
Prepaid expenses and other assets, net	15,723	13,114
Total assets	$4,276,906	$3,507,021

Liabilities:
Deposits	$2,455,076	$2,014,096
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	1,026,031	874,515
Securities sold subject to repurchase agreements and funds purchased	363,137	249,769
Other borrowings	135,583	127,682
Cashiers checks issued and payable	17,624	13,371
Borrowers’ reserves for taxes and insurance	1,347	1,401
Accrued interest payable	8,223	7,410
Accrued expenses and other liabilities	19,537	15,121
Total liabilities	4,026,558	3,303,365

Commitments and contingencies (Notes 9, 10, 11, 17 and 18)

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 14,863,917 and 11,958,948 shares issued and outstanding	14,864	11,959
Additional paid-in capital	181,382	125,177
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investments and ABS available for sale, net of deferred income taxes of $8,181 and $(1,852)	(15,193)	3,439
Retained earnings	69,295	63,081
Total shareholders’ equity	250,348	203,656
Total liabilities and shareholders’ equity	$4,276,906	$3,507,021

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2003	2002	2001
Interest income:
Loans	$169,411	$159,278	$165,976
ABS	41,193	33,539	29,062
Investments and cash equivalents	4,123	4,496	6,347
Total interest income	214,727	197,313	201,385

Interest expense:
Deposits	36,831	43,632	63,434
Short-term borrowings	11,753	8,396	8,507
Long-term borrowings	41,223	44,937	44,575
Total interest expense	89,807	96,965	116,516
Net interest income	124,920	100,348	84,869

Provision for losses on loans	(10,500)	(11,867)	(8,000)

Net interest income after provision for losses on loans	114,420	88,481	76,869

Other income (expense):
Fees and service charges	19,168	16,678	13,147
Mortgage banking operations	8,482	5,982	3,567
Loan servicing fees	566	536	1,147
Net gains on sales of securities	3,694	2,925	3,746
Real estate owned operations	(73)	(126)	(657)
BOLI	3,742	3,280	988
Charge related to early repayment of debt	(1,464)	0	0
Other noninterest income (expense)	(380)	(195)	(917)
Total other income	33,735	29,080	21,021

Operating expense (Note 19)	94,564	80,943	73,293

Income before income taxes	53,591	36,618	24,597

Income tax benefit (provision):
Current	(25,558)	(9,676)	(9,767)
Deferred	6,880	(1,355)	1,358
Total income tax provision	(18,678)	(11,031)	(8,409)

Net income	$34,913	$25,587	$16,188

Earnings per share - basic	$2.40	$1.96	$1.34

Earnings per share - diluted	$2.34	$1.91	$1.31

Weighted average shares outstanding - basic	14,533,402	13,027,884	12,105,546

Weighted average shares outstanding - diluted	14,940,108	13,432,770	12,364,029

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Net income	$34,913	$25,587	$16,188
Other comprehensive income (loss):

Change in unrealized gains or losses on investments and ABS available for sale, net of reclassification adjustments	(28,665)	12,360	(1,596)
Less deferred income tax benefit (provision)	10,033	(4,325)	558

Net other comprehensive income (loss)	(18,632)	8,035	(1,038)

Comprehensive income	$16,281	$33,622	$15,150

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

			Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

Balance, January 1, 2001	8,911,150	$8,911	$78,035	$(3,558)	$57,950	$141,338
Shares issued upon exercise of stock options	137,173	137	388			525
Shares acquired and retired	(89,401)	(89)	(357)			(446)
Shares issued for business combination	628,248	628	8,513			9,141
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				(1,038)		(1,038)
10% common stock dividend	958,675	959	11,877		(12,836)	0
Cash paid for fractional shares	(1,192)	(1)	(17)			(18)
Net income					16,188	16,188
Balance, December 31, 2001	10,544,653	10,545	98,439	(4,596)	61,302	165,690
Shares issued upon exercise of stock options	121,246	121	1,133			1,254
Shares acquired and retired	(18,963)	(19)	(371)			(390)
Shares issued upon debt conversion	228,305	228	3,272			3,500
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				8,035		8,035
10% common stock dividend	1,084,646	1,085	22,723		(23,808)	0
Cash paid for fractional shares	(939)	(1)	(19)			(20)
Net income					25,587	25,587
Balance, December 31, 2002	11,958,948	11,959	125,177	3,439	63,081	203,656
Shares issued upon exercise of stock options	184,682	185	1,539			1,724
Shares acquired and retired	(23,268)	(23)	(478)			(501)
Shares issued for business combination	1,401,370	1,401	27,817			29,218
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				(18,632)		(18,632)
10% common stock dividend	1,343,599	1,343	27,356		(28,699)	0
Cash paid for fractional shares	(1,414)	(1)	(29)			(30)
Net income					34,913	34,913
Balance, December 31, 2003	14,863,917	$14,864	$181,382	$(15,193)	$69,295	$250,348

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$34,913	$25,587	$16,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	10,680	12,105	8,459
Stock dividends on FHLB Seattle stock	(2,682)	(2,514)	(2,616)
Net gain on sales of loans, investments and ABS	(9,412)	(7,797)	(6,451)
Other losses	164	341	971
Change in cash surrender value of BOLI	(3,742)	(3,411)	(988)
Depreciation and amortization	12,271	11,050	13,207
Deferred income tax (provision) benefit	6,880	(1,355)	1,358
Change in:
Accrued interest receivable	(1,635)	677	3,826
Prepaid expenses and other assets	1,375	(4,154)	(811)
Cashiers checks issued and payable	2,318	(2,686)	(1,472)
Accrued interest payable	322	(1,843)	(1,627)
Accrued expenses and other liabilities	(4,804)	412	7,150
Proceeds from sales of loans	417,880	281,024	275,717
Loans originated for sale	(412,162)	(276,152)	(273,015)
Net cash provided by operating activities	52,366	31,284	39,896

Cash flows from investing activities:
Change in restricted cash	22	1	388
Loans funded	(2,258,247)	(1,697,084)	(848,838)
Loan principal received	1,803,824	1,394,767	722,201
Purchase of investments	(6,089)	(52,422)	(1,061)
Proceeds from maturities of investments	2,627	4,590	83,996
Proceeds from sales of available-for-sale investments	14,881	40,430	9,953
Cash and cash equivalents acquired as part of merger	143,631	0	1,498
Purchase of BOLI	(10,000)	(25,000)	(30,000)
Purchase of ABS	(1,245,335)	(970,092)	(751,424)
Principal payments on ABS	279,343	253,888	117,301
Proceeds from sales of ABS	694,023	598,418	334,340
Purchase of office properties and equipment	(7,442)	(3,697)	(2,487)
Improvements and other changes to real estate owned	(282)	(715)	211
Proceeds from sales and liquidation of real estate owned	3,986	7,754	8,311
Net cash used in investing activities	(585,058)	(449,162)	(355,611)

Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$153,046	$208,859	$69,449
Proceeds from issuance of time deposits	1,586,006	1,255,814	952,814
Payments for maturing time deposits	(1,518,327)	(1,348,372)	(960,228)
Interest credited to deposits	36,032	44,259	65,784
Advances from FHLB Seattle	635,589	358,975	198,470
Repayment of FHLB Seattle advances	(493,526)	(117,514)	(96,068)
Net change in securities sold subject to repurchase agreements and funds purchased	113,368	31,220	108,223
Proceeds from other borrowings	54,000	0	54,000
Repayment of other borrowings	(46,099)	(5,000)	(70,515)
Payments for fractional shares	(30)	(20)	(18)
Proceeds from exercise of stock options, net of repurchases	1,223	864	79
Deferred financing costs	(732)	0	(764)
Other	(242)	204	(452)
Net cash provided by financing activities	520,308	429,289	320,774

Net change in cash and cash equivalents	(12,384)	12,209	5,059
Cash and cash equivalents, beginning of year	77,863	65,654	60,595

Cash and cash equivalents, end of year	$65,479	$77,863	$65,654

Supplemental disclosures:
Cash paid during the period for:
Interest	$87,928	$95,122	$117,944
Income taxes	17,976	12,175	9,080

Non-cash financing and investing activities:
Loans converted into real estate owned	$3,124	$7,876	$5,065
Common stock dividend	28,699	23,808	12,836
Common stock issued upon business combination	29,218	0	9,141
Debt converted to common stock	0	3,500	0
Financed sale of loans	0	8,682	0

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2003, 2002 and 2001

Business

Sterling Financial Corporation (“Sterling”) is a unitary savings and loan holding company, the significant operating subsidiary of which is Sterling Savings Bank.  The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action”), INTERVEST-Mortgage Investment Company (“INTERVEST”) and Harbor Financial Services, Inc. (“Harbor”).  Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered, federally insured stock savings and loan association headquartered in Spokane, Washington.

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $4.28 billion in total assets at December 31, 2003, Sterling attracts Federal Deposit Insurance Corporation insured deposits from the general public through 86 retail branches located in Washington, Oregon, Idaho and Montana.  Sterling originates loans through branch offices as well as Action residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington, Oregon and Arizona.  Sterling also markets tax-deferred annuities, mutual funds and other financial products through Harbor and property and casualty insurance coverage in Montana through The Dime Service Corporation, a subsidiary of Sterling Savings Bank.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation of investments and ABS, real estate owned and deferred tax assets.

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

At December 31, 2003 and 2002, Sterling had approximately $339,000 and $183,000, respectively, of uninsured non-interest bearing deposits.  Restricted cash consisted primarily of non-interest bearing deposits maintained as a reserve at the Federal Reserve Bank.

Sterling occasionally purchases securities under an agreement to resell substantially identical securities with another institution.  The amounts advanced under this agreement represent short-term loans and are reflected as interest bearing cash equivalents in the consolidated balance sheet.  The securities underlying the agreements are comprised of shares of a mutual fund, which trades primarily in U.S. government securities.

Investments and ABS

Sterling classifies debt and equity investments and ABS as follows:

•        Available for Sale. Except for Federal Home Loan Bank of Seattle (“FHLB Seattle”) stock, debt and equity investments and ABS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2003 and 2002. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders’ equity until realized.

FHLB Seattle (class B1) stock may only be redeemed by FHLB Seattle or sold to other member institutions at par.  Therefore, while FHLB stock is classified as “available for sale,” the investment is restricted and is carried at cost.

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

Loans Receivable

Loans receivable that management of Sterling has the intent and ability to -hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance less any unamortized origination and commitment fees, net of direct loan origination costs and an associated allowance for losses on loans.

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

Allowance for Losses on Loans

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio. Sterling has a systematic methodology for determining an appropriate allowance for loan losses.  The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors.  As a result of changing economic conditions, it is reasonably possible that the amount or adequacy of the allowance for losses on loans could change.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred.  Because the allowance for loan losses is based on estimates, ultimate losses may vary from the current estimates.

A loan is considered impaired, based on current information and events, if it is probable that Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Any allowance on impaired loans is generally based on one of three methods.  Impaired loans are measured at either, 1) the present value of expected cash flows at the loan’s effective interest rate, 2) the loan’s observable market price, or 3) the fair value of the collateral of the loan.

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

Loan Origination and Commitment Fees

Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the level interest yield method or methods that approximate the level yield method over the contractual term of each loan adjusted for actual loan prepayment experience. If the related loan is sold, the remaining net amount, which is part of the basis of the loan, is considered in determining the gain or loss on sale.

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

Goodwill and Other Intangible Assets

In January 2002, Sterling adopted SFAS No. 142.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment at least annually and also in the event of an impairment indicator.  Prior to January 1, 2002, Sterling amortized goodwill and unidentified intangible assets on a straight-line basis over periods ranging from ten to fifteen years.  Intangible assets consisting of core deposit intangibles, with definite lives are amortized over the estimated life of the depositor relationships acquired (generally 8 to 10 years).

Mortgage Banking Operations

Sterling, through Action and INTERVEST, originates and sells loans and participating interests in loans to provide additional funds for general corporate purposes. Loans and participating interests therein are held for sale and are carried at the lower of cost or market value. Sterling recognizes a gain or loss on these loan sale transactions, which include a component reflecting the differential between the contractual interest rate of the loan and the interest rate, which will be received by the investor. The present value of the estimated future profit for servicing the loans, together with the normal servicing fee rate and changes in the fair value of any derivatives, is taken into account in determining the amount of gain or loss on the sale of loans.

At December 31, 2003 and 2002, mortgage-servicing rights were approximately $3.5 million and $1.7 million, respectively, which are net of accumulated amortization of approximately $2.2 million and $1.5 million, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

Income Taxes

Sterling accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Sterling has elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, for stock options.  Under APB No. 25, compensation cost is recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price.  The measurement date is the date at which both the number of options and the exercise price for each option are known.

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

	Years Ended December 31,
	2003	2002	2001

Reported net income:	$34,913	$25,587	$16,188
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,486)	(1,546)	(804)
Pro forma net income	$32,427	$24,041	$15,384

Basic earnings per share:
Reported earnings per share	$2.40	$1.96	$1.34
Stock-based employee compensation, fair value	(0.17)	(0.12)	(0.07)
Pro forma earnings per share	$2.23	$1.84	$1.27

Diluted earnings per share:
Reported earnings per share	$2.34	$1.91	$1.31
Stock-based employee compensation, fair value	(0.17)	(0.12)	(0.07)
Pro forma earnings per share	$2.17	$1.79	$1.24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85% to 132% each period, risk-free interest rates of 2.86% to 6.52% and expected lives of four to ten years.

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

Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount

Year ended December 31, 2003	$(2,046)
Year ended December 31, 2002	3,291
Year ended December 31, 2001	(804)

These (gains) losses had previously been included in other comprehensive income as unrealized (gains) losses on investments and ABS available for sale.

Hedging Activities

Sterling recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value.  Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for all contracts created or modified after June 30, 2003 except for hedging relationships designated after June 30, 2003.  The adoption of this standard did not have a material effect on Sterling’s consolidated financial statements.

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

As a normal part of its operations, Action incurs interest rate risk (“IRR”) from the date it closes a loan to the date the loan is sold in the secondary market.  Additionally, Action incurs IRR from the date it commits to make a loan to the date the loan closes in those cases where it sells interest rate lock commitments (“rate locks”) to the prospective borrower.  Traditionally, Action has endeavored to hedge IRR by entering into non-binding (“best-efforts”) forward sales agreements with third parties.  In July 2003, in an effort to improve and protect the profit margin on loans sold into the secondary market, Action began hedging IRR by entering into mandatory forward sales agreements on ABS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action does not close and sell the loans in question, it is nonetheless obligated to deliver ABS to the counterparty on the agreed terms.  Action could incur significant costs in acquiring replacement loans or ABS and such costs could have a material adverse impact on mortgage banking operations income in future periods, especially in rising interest rate environments.

Rate locks and forward sales agreements are considered to be derivatives.  Sterling has recorded the estimated fair values of the rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities.  The estimated fair value of rate locks was $84,000 and the estimated fair value of forward sales agreements was $(73,000) at December 31, 2003.  Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  During the year ended December 31, 2003, Sterling recorded $1.1 million in revenue from forward sales agreements and similar transactions.  This revenue is a component of other gains and losses on sales of loans into the secondary market.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

Other Accounting Pronouncements

In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities,” which provides further guidance on the accounting for variable interest entities.  As permitted by FIN No. 46R, Sterling applied the provisions of FIN No. 46 as of December 31, 2003.  Sterling will adopt the provisions of FIN No. 46R in the first quarter 2004.  Sterling plans to deconsolidate its subsidiary statutory trusts that issue Trust Preferred Securities to investors.  The amounts payable to these trusts will continue to be treated as other borrowings.  Sterling believes the adoption of FIN No. 46R in the first quarter of 2004 will not have a material effect on Sterling’s consolidated financial statements.  Sterling’s retained interest in its auto loan securitizations and its investments in commercial mortgage-backed securities will not be consolidated since both transaction structures are exempt from the requirements of FIN No. 46 and FIN No. 46R (see Notes 1 and 11).

In December 2003, the AICPA issued SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  Sterling believes the implementation of SOP No. 03-3 will not have a material effect on Sterling’s consolidated financial statements.

In November 2003, the EITF reached a consensus relating to the application of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The new disclosure requirements are part of the EITF’s project to provide guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115 and to investments by not-for-profit entities accounted for under SFAS No. 124.  The amendment to EITF No. 03-1 is effective for fiscal years ending after December 15, 2003.  Sterling adopted the additional disclosure provisions of the pronouncement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The adoption of SFAS No. 150 in 2003 did not have a material effect on Sterling’s consolidated financial statements.

Effective December 31, 2002, Sterling adopted the disclosure provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which required additional disclosures by a guarantor about its obligations under certain guarantees that it has issued.  Effective January 1, 2003, Sterling adopted the accounting provisions of FIN No. 45, which also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The most significant financial instruments impacted for Sterling are its commercial and standby letters of credit.  The required FIN No. 45 disclosures have been incorporated into Note 17, “Commitments and Contingent Liabilities.”  The adoption of FIN No. 45 did not have a material effect on Sterling’s consolidated financial statements.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003, 2002 and 2001

1. Investments and ABS:

The carrying and fair values of investments and ABS are summarized as follows (in thousands):

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying/ Fair Value

December 31, 2003
U.S. Government and agency obligations	$13,143	$202	$(12)	$13,333
FHLB Seattle stock (restricted)	51,261	0	0	51,261
Municipal bonds	3,907	150	(1)	4,056
Mortgage-backed securities (“MBS”)	1,005,540	1,771	(24,354)	982,957
Retained residual interests from securitization	723	56	0	779
Other	19,755	0	(1,186)	18,569
Total	$1,094,329	$2,179	$(25,553)	$1,070,955

December 31, 2002
U.S. Government and agency obligations	$13,185	$481	$0	$13,666
FHLB Seattle stock (restricted)	42,213	0	0	42,213
MBS	734,634	7,539	(146)	742,027
Retained residual interests from securitization	1,477	0	(18)	1,459
Other	29,893	90	(2,656)	27,327
Total	$821,402	$8,110	$(2,820)	$826,692

	Held to Maturity
	Amortized Cost/ Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2003
Municipal bonds	$2,229	$154	$0	$2,383

December 31, 2002
Municipal bonds	$3,352	$189	$0	$3,541
MBS	124	8	0	132
Total	$3,476	$197	$0	$3,673

At December 31, 2003 and 2002, accrued interest on investments and ABS was $4.6 million and $4.1 million, respectively.

During the years ended December 31, 2003, 2002 and 2001, Sterling sold available-for-sale investments and ABS which resulted in the following (in thousands):

	Proceeds from Sales	Gross Realized Gains	Gross Unrealized Losses

Year ended December 31, 2003	$708,904	$4,590	$896
Year ended December 31, 2002	638,848	3,797	872
Year ended December 31, 2001	344,293	3,746	0

At December 31, 2003, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale MBS:
After five years through ten years	$93,364	$92,472
After ten years	912,176	890,485
	$1,005,540	$982,957
Available-for-sale U.S. Government and agency obligations:
Under one year	$5,000	$4,988
After one year through five years	8,143	8,345
	$13,143	$13,333
Available-for-sale municipal bonds:
Under one year	$500	$512
After one year through five years	570	580
After five through ten years	967	1,005
After ten years	1,870	1,959
	$3,907	$4,056
Held-to-maturity municipal bonds:
Under one year	$236	$244
After one year through five years	1,993	2,139
	$2,229	$2,383
Available-for-sale residual interests from securitization:
After one year through five years	$723	$779

Other available-for-sale securities:
After five through ten years	$54	$54
After ten years	70,962	69,776
	$71,016	$69,830

Pursuant to EITF No. 03-1, the following table summarizes Sterling’s gross unrealized losses on temporarily impaired investments and ABS (in thousands):

	Held less than 12 months		Held 12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government and agency obligations	$4,988	$(12)	$0	$0	$4,988	$(12)
Trust preferred securities	0	0	13,738	(1,186)	13,738	(1,186)
Municipal bonds	24	(1)	0	0	24	(1)
MBS	784,203	(24,181)	0	0	784,203	(24,181)
Collateralized mortgage obligations	46,262	(173)	0	0	46,262	(173)
Total	$835,477	$(24,367)	$13,738	$(1,186)	$849,215	$(25,553)

Sterling’s investment and ABS portfolio is managed to provide and maintain liquidity, maintain a balance of high quality diversified investments to minimize risk, provide collateral for pledging and maximize returns.  Management believes all unrealized losses as of December 31, 2003 to be market driven, with no permanent sector or issuer credit concerns or impairments.  As such, Sterling’s investments and ABS are believed to be temporarily, not permanently, impaired in value.

Sterling measures the impact of potential interest rate movements on both the balance sheet and the income statement as part of its regular asset and liability management process, and makes investment strategy decisions based upon consideration of both.  As interest rate cycles can take many years to complete, substantial unrealized losses may be reflected on the balance sheet, while offsetting improvements in valuations of liabilities used for funding sources are not.

At December 31, 2003 and 2002, U.S. government and agency obligations and ABS with an aggregate fair value of $71.4 million and $36.4 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon and Montana state laws and regulations. Additionally, Sterling periodically utilizes ABS as collateral for reverse repurchase agreements and other borrowing transactions (see Notes 9 and 10).

In December 2000, Sterling securitized and sold approximately $93.3 million in automobile loans. In the securitization, Sterling retained servicing responsibilities and certain subordinated interests. Sterling receives annual servicing fees approximating 0.5 percent of the outstanding principal balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they are contracted. The investors and the securitization trust have no recourse to Sterling’s other assets for failure of debtors to pay when due. Sterling must, however, repurchase any loans as to which there has been a breach of any representation or warranty made at the time of sale.  Sterling’s retained and residual interests are subordinate to investor’s interests. The value of the retained and residual interest is subject to credit, prepayment, and interest rate risks on the transferred financial interests.

During 2003 and 2002, Sterling wrote down the value of the retained and residual interests by $421,000 and $718,000, respectively, due to higher than projected prepayment rates on the automobile securitization.  At December 31, 2003 and 2002, the residual interest balance was $0.7 million and $1.5 million, respectively.

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

Key economic assumptions used in measuring both the retained, unrated residual interest and the interest-only strip were as follows:

	December 31,
	2003	2002

Prepayment speed (annual rate)	42.00%	57.70%
Weighted-average life (in years)	1.48	1.44
Expected annualized credit losses	2.90%	0.81%
Discount rate	11.95%	11.95%

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.  Actual and projected credit losses are 0.43%, 0.21% and 0.01% for the years ending December 31, 2003, 2004 and 2005, respectively. Actual credit losses that are substantially larger than projected may adversely impact the calculated value of the retained residual values.

2. Loans Receivable:

The components of loans receivable are as follows (in thousands):

	December 31,
	2003	2002
Real estate loans:
Variable rate:
1-4 unit residential	$73,496	$57,580
5 or more unit residential	134,559	112,350
Commercial	416,466	389,069
Land and other	330	501
Fixed rate:
Conventional 1-4 unit residential	328,339	295,278
1-4 unit residential, insured by FHA/VA	1,236	2,137
5- and 7-year balloon or reset 1-4 unit residential	3,663	2,145
5 or more unit residential	32,661	49,197
Commercial	46,395	69,226
Land and other	1,265	1,135
Construction:
1-4 unit residential	271,480	280,514
5 or more unit residential	127,424	96,297
Commercial	154,061	104,108
	1,591,375	1,459,537
Other loans:
Commercial loans	885,323	606,812
Commercial and personal lines of credit	157,183	124,798
Consumer loans	315,426	233,591
	1,357,932	965,201
Total loans receivable	2,949,307	2,424,738
Deferred loan fees, net of direct origination costs	(7,276)	(6,450)
Gross loans receivable	2,942,031	2,418,288
Allowance for losses on loans	(35,605)	(27,866)
Loans receivable, net	$2,906,426	$2,390,422
Weighted average interest rate	5.71%	6.39%

Accrued interest on loans receivable was approximately $13.6 million and $10.5 million at December 31, 2003 and 2002, respectively.

Sterling originates the majority of its loans throughout the Pacific Northwest.  Loans originated outside this area are primarily for immediate sale into the secondary market.  The value of real estate properties in this region is affected by changes in the economic environment.  It is reasonably possible that these values could change in the near term, which may adversely affect Sterling’s estimate of its allowance for losses on loans associated with these loans receivable.

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

At December 31, 2003, the contractual principal payments due on outstanding loans receivable (in thousands) are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties.

Years Ending December 31,	Amount

2004	$1,010,307
2005	305,708
2006	197,042
2007	135,068
2008	151,215
Thereafter	1,149,967
$2,949,307

3. Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2003	2002	2001
Loan portfolios serviced for:
FHLMC	$184,931	$116,254	$96,361
FNMA	143,157	81,998	102,474
FHLB	1,317	0	0
Other residential permanent	205	365	2,174
Commercial real estate	211,539	239,871	214,536
Consumer	25,927	54,364	51,046
	$567,076	$492,852	$466,591

Custodial escrow balances maintained in connection with loans serviced for others were approximately $1.7 million and $1.2 million at December 31, 2003 and 2002, respectively.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

Amount

Balance, January 1, 2001	$349
Additions	1,596
Amortization	(307)
Balance, December 31, 2001	1,638
Additions	1,135
Amortization	(645)
Net write-down	(448)
Balance, December 31, 2002	1,680
Additions	2,553
Amortization	(1,113)
Net write-up	380
Balance, December 31, 2003	$3,500

Sterling has sold participations in certain commercial real estate loans to investors on a servicing retained basis. During the years ended December 31, 2003, 2002 and 2001, Sterling sold approximately $35.9 million, $65.1 million and $51.5 million in commercial real estate loans under participation agreements, resulting in net gains of $328,000, $618,000 and $380,000, respectively.

4. Real Estate Owned:

The components of real estate owned are as follows (in thousands):

	December 31,
	2003	2002

Commercial	$3,118	$2,499
Residential	674	729
Construction	224	652
Other	213	312
	4,229	4,192
Allowance for losses	(3)	(239)

Real estate owned, net	$4,226	$3,953

5. Allowances for Losses on Loans and Real Estate Owned:

The following is an analysis of the changes in the allowances for losses on loans and real estate owned (in thousands):

	Loans	Real Estate Owned	Total

Balance, January 1, 2001	$16,740	$406	$17,146
Provision	8,000	459	8,459
Amounts written off	(4,597)	(346)	(4,943)
Recoveries	456	0	456
Balance, December 31, 2001	20,599	519	21,118
Provision	11,867	238	12,105
Amounts written off	(5,053)	(518)	(5,571)
Recoveries	453	0	453
Balance, December 31, 2002	27,866	239	28,105
Provision	10,500	180	10,680
Allowance for losses on assets acquired	870	0	870
Amounts written off	(4,253)	(416)	(4,669)
Recoveries	622	0	622
Balance, December 31, 2003	$35,605	$3	$35,608

The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

	December 31,
	2003	2002

Non-accrual loans (1)	$16,208	$16,278
Restructured loans (2)	1,164	594
Total impaired loans	$17,372	$16,872

(1)                                  The total allowance for losses on loans related to these loans was $2.9 million and $2.1 million at December 31, 2003 and 2002, respectively.  Interest income of $1,025,000, $1,103,000 and $707,000 was recorded during the years ended December 31, 2003, 2002 and 2001, respectively, in connection with such loans.  For loans on non-accrual status at period end, additional gross interest income of $1,487,000, $778,00 and $762,000 would have been recorded during the years ended December 31, 2003, 2002 and 2001, respectively, if non-accrual and restructured loans had been current in accordance with their original contractual terms.

The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001, was $22.3 million, $18.4 million and $10.9 million, respectively.

(2)                                  Restructured loans occur when Sterling has agreed to compromise the contractual loan terms to provide a reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, because of deterioration in the financial position of the borrower. Restructured loans performing in accordance with their new terms are not included in non-accrual loans unless there is uncertainty as to the ultimate collection of principal or interest.

6. Office Properties and Equipment:

The components of office properties and equipment are as follows (in thousands):

	December 31,		Estimated Useful Life
	2003	2002

Buildings and improvements	$42,505	$39,585	20-40 years
Furniture, fixtures, equipment and computer software	35,169	28,307	3-10 years
Leasehold improvements	4,246	3,607	5-20 years
Automobiles	145	65	3-5 years
	82,065	71,564
Less accumulated depreciation and amortization	(36,014)	(31,761)
	46,051	39,803
Land	8,569	7,942
Total office properties and equipment	$54,620	$47,745

7. Goodwill and Other Intangible Assets:

Sterling has goodwill and core deposit intangible assets, which were recorded in connection with the acquisition of certain business combinations.  The value of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship.  At December 31, 2003 and 2002, the net carrying value of core deposit intangibles was $2.9 million and $0 million, respectively. Amortization expense related to core deposit intangibles for the years ended December 31, 2003, 2002 and 2001, was $262,000, $644,000 and $1.5 million, respectively.

Prior to January 1, 2002, Sterling amortized goodwill over periods up to 15 years.  Upon the implementation of SFAS No. 142 on January 1, 2002, Sterling ceased amortization of goodwill, which resulted in the reduction of expenses, net of taxes of approximately $2.5 million.  SFAS No. 142 requires Sterling to test its goodwill for impairment at least annually.  Sterling tested its goodwill and found no impairment during 2003 and 2002.  Goodwill has been allocated to the Community Banking segment of Sterling.

The changes in the carrying value of goodwill for the years ended December 31, 2003 and 2002 are as follows (in thousands):

Amount

Balance as of January 1, 2002	$43,977
Goodwill acquired during the year	0
Impairment losses	0
Goodwill written off to sale of business unit	0
Balance as of January 1, 2003	43,977
Goodwill acquired during the year	1,098
Impairment losses	0
Goodwill written off to sale of business unit	0
$45,075

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively.  Comparative disclosure as if the changes had been retroactively applied to the prior years is as follows (in thousands, except per share amounts):

	2003	2002	2001

Reported net income	$34,913	$25,587	$16,188
Add back: goodwill amortization, net of tax	0	0	2,538
Total	$34,913	$25,587	$18,726

Basic earnings per share:
Reported net income	$2.40	$1.96	$1.34
Goodwill amortization	0.00	0.00	0.21
Adjusted earnings per share	$2.40	$1.96	$1.55

Diluted earnings per share:
Reported net income	$2.34	$1.91	$1.31
Goodwill amortization	0.00	0.00	0.21
Adjusted earnings per share	$2.34	$1.91	$1.52

8. Deposits:

The components of deposits and applicable yields are as follows (in thousands):

	December 31,
	2003	2002
Transaction accounts:
NOW checking, 0.10%	$301,197	$367,391
Commercial checking	306,456	239,033
Total transaction accounts	607,653	606,424

Savings accounts:
Regular savings, 0.40% to 0.50%	118,251	89,474
Money market demand, 0.10% to 0.75%	545,607	311,865
Total savings accounts	663,858	401,339

Time deposit accounts:
Up to 1.99%	787,104	313,628
2.00 to 2.99%	119,327	380,536
3.00 to 3.99%	94,237	103,894
4.00 to 4.99%	106,559	107,449
5.00 to 5.99%	46,775	55,524
6.00 to 6.99%	22,548	37,546
7.00 and over	7,015	7,756
Total time deposit accounts	1,183,565	1,006,333
Total deposits	$2,455,076	$2,014,096

The weighted average interest rate of all deposits was 1.40% and 1.72% at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposit accounts are as follows (in thousands):

	Amount	Weighted Average Interest Rate

Due in one year	$881,378	1.66%
Due in two years	108,904	3.40
Due in three years	29,063	4.03
Due in four years	41,757	4.72
Due in five years	52,596	3.75
Due after five years	69,867	4.99
	$1,183,565

At December 31, 2003 and 2002, the remaining maturities of time deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

	December 31,
	2003	2002

Less than three months	$296,458	$175,647
Over three to six months	113,516	102,134
Over six to twelve months	164,436	149,151
Over twelve months	87,859	59,248
	$662,269	$486,180

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

Transaction accounts	$991	$1,471	$1,086
Regular savings accounts	635	574	1,081
Money market demand accounts	5,943	5,332	8,757
Time deposit accounts	29,262	36,255	52,510
	$36,831	$43,632	$63,434

9. Advances from Federal Home Loan Bank of Seattle:

Advances from FHLB Seattle are collateralized by certain investments and ABS and qualifying loans with a carrying value of approximately $1.73 billion and $1.29 billion at December 31, 2003 and 2002, respectively.  Sterling Savings Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets subject to collateralization requirements.  At December 31, 2003, Sterling Savings Bank had the ability to borrow an additional $127.0 million from FHLB Seattle.

The advances from FHLB Seattle at December 31, 2003 and 2002, are repayable as follows (in thousands):

	December 31, 2003		December 31, 2002
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year	$408,685	2.30%	$238,975	3.69%
Due in two years	205,812	4.75	170,000	3.86
Due in three years	71,813	2.75	130,591	6.28
Due in four years	120,000	2.63	25,785	4.03
Due in five years	30,661	3.02	120,000	2.63
Due after five years	189,060	5.35	189,164	5.35
	$1,026,031		$874,515

10. Securities Sold Subject to Repurchase Agreements:

Sterling enters into sales of securities under agreements to repurchase the same or similar securities (“reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability on the consolidated balance sheet.  The dollar amount of securities underlying the agreements remains in the applicable asset accounts.  These agreements had a weighted average interest rate of 2.51% at December 31, 2003.  Substantially all of Sterling’s reverse repurchase agreements are transacted with Morgan Stanley (MS) ($234.2 million), Merrill Lynch (ML) ($97.4 million) and Citigroup (CIT) ($20.0 million), with the balance of such short-term repurchase agreements of $9.1 million, held by various other retail customers.  The ABS underlying these agreements were held by MS, ML and CIT.  The risk of default under such agreements is limited by the financial strength of these broker-dealers and the level of borrowings relative to the market value of pledged securities.  At December 31, 2003, under the reverse repurchase agreements, Sterling has pledged as collateral investments and ABS with aggregate amortized costs and market values of $377.4 million and $369.6 million, respectively.

The average balances of securities sold subject to reverse repurchase agreements were $236.0 million, $182.8 million and $170.3 million during the years ended December 31, 2003, 2002 and 2001, respectively. The maximum amount outstanding at any month end during these same periods was $360.6 million, $249.8 million and $219.5 million, respectively.

At December 31, 2003 and 2002, securities sold subject to repurchase agreements are repayable as follows (in thousands):

	December 31, 2003		December 31, 2002
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year	$285,637	1.59%	$154,769	1.83%
Due in two years	75,000	5.97	20,000	6.70
Due in three years	0	0.00	75,000	5.97
	$360,637		$249,769

11. Other Borrowings:

The components of other borrowings are as follows (in thousands):

	December 31,
	2003	2002

Term note payable (1)	$22,000	$25,000
Advances on revolving line of credit (2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling (3)	78,000	64,000
Floating rate notes due 2006 (4)	30,000	30,000
Other (5)	5,583	8,682
Total other borrowings	$135,583	$127,682

(1)                                  Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.00% and is payable monthly.  Principal payments are due in annual installments of $3.0 million each September, with the entire unpaid balance due at maturity.  This note is collateralized by a majority of the common and preferred stock of Sterling Savings Bank.

(2)                                  Sterling has a $5.0 million revolving line-of-credit with U.S. Bank.  This line of credit matures on September 15, 2004.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.00% and is payable monthly.  This note is collateralized by a majority of the common and preferred stock of Sterling Savings Bank.  At December 31, 2003 and 2002, no amounts were outstanding under this line.

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

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Call Date	Mandatorily Redeemable Capital Security	Rate at December 31, 2003	Amount (in Thousands)
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating Rate Capital Securities	4.37%	$10,000

Sterling Capital Statutory Trust V	May 2003	June 2033	June 2008	Floating Rate Capital Securities	4.42%	20,000

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating Rate Preferred Securities	4.32%	10,000

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating Rate Capital Securities	4.41%	14,000

Sterling Capital Trust II	July 2001	July 2031	July 2006	10.25 % Cumulative Capital Securities	10.25%	24,000

						$78,000

(4)                                  Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At December 31, 2003, Sterling could have incurred approximately $69.2 million in additional long-term debt, and could have paid approximately $40.3 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.

(5)                                  During 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying sold loans were collateral on the loan to the purchaser, this sale was accounted for as a financing.  At December 31, 2003 and 2002, $5.6 million and $8.7 million remained outstanding on the financing, respectively.

12. Income Taxes:

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2003		2002
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$12,836	$0	$10,801	$0
Unrealized gains on available-for-sale securities	8,181	0	0	1,852
Net operating loss carryforward	188	0	351	0
Purchase accounting discount	1,576	4,289	2,704	1,867
Deferred compensation	1,031	0	1,436	0
FHLB Seattle dividends	0	10,037	0	9,074
Deferred loan fees	0	1,999	0	2,143
Office properties and equipment	0	1,060	0	342
Mortgage servicing rights	0	792	0	440
Other	243	0	248	824
	$24,055	$18,177	$15,540	$16,542

A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized.  The following table summarizes the calculation of Sterling’s effective tax rates for the periods presented (in thousands):

	For the Years Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate	$18,757	35.0%	$12,816	35.0%	$8,609	35.0%
Tax effect of:
State taxes, net of federal benefit	697	1.3	446	1.2	228	0.9
Non-deductible stock acquisition costs	0	0.0	0	0.0	85	0.3
Amortization of goodwill	0	0.0	0	0.0	7	0.0
Tax-exempt interest	(171)	(0.3)	(93)	(0.3)	(117)	(0.4)
Bank owned life insurance	(1,310)	(2.4)	(1,148)	(3.1)	(346)	(1.4)
Other, net	705	1.3	(990)	(2.7)	(57)	(0.2)
	$18,678	34.9%	$11,031	30.1%	$8,409	34.2%

At December 31, 2003 and 2002, Sterling had available net operating loss carryforwards of approximately $523,000 and $971,000, which expire through 2005.  Utilization of the operating loss carryforwards is limited to approximately $448,000 per year.

13. Stock Options:

Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant.  The options vest over one to four years and are exercisable from four to ten years from the date of grant.  Sterling is authorized to grant 2,600,000 options under various stock option incentive plans.  At December 31, 2003, 892,500 options remained available for grant.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Per Share
Balance, January 1, 2001	847,152	$8.62	$2.37	-	$14.00
Options granted	210,276	11.01	$6.53	-	$12.28
Options exercised	(137,173)	8.06	$2.63	-	$10.74
Options canceled	(2,500)	11.73	$9.19	-	$13.98

Balance, December 31, 2001	917,755	9.23	$2.63	-	$14.00
Options granted	201,000	16.91	$16.91	-	$17.15
Options exercised	(121,246)	9.32	$2.63	-	$14.30
Options canceled	(6,200)	8.68	$7.33	-	$11.24

Balance, December 31, 2002	991,309	10.88	$6.10	-	$17.15
Options granted	233,000	32.17	$28.55	-	$33.07
Options exercised	(184,000)	8.76	$6.10	-	$13.98

Balance, December 31, 2003	1,040,309	$16.02	$6.53	-	$33.07

Exercisable, December 31, 2003	765,709	$11.28

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001, was $26.29, $16.83 and $11.16, respectively.

The following table summarizes information about Sterling’s plans at December 31, 2003:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.31	-	$6.61	2,138	7.1 years	$6.53	2,138	$6.53
$6.61	-	$9.92	328,758	4.2 years	7.90	318,358	7.92
$9.92	-	$13.23	236,413	5.4 years	11.06	224,513	11.05
$13.23	-	$16.54	39,000	3.0 years	13.98	39,000	13.98
$16.54	-	$19.84	201,000	6.3 years	16.91	181,700	16.91
$26.46	-	$29.76	47,000	9.5 years	28.59	0	0.00
$29.76	-	$33.07	186,000	7.2 years	33.07	0	0.00
			1,040,309			765,709

All share and dollar amounts have been restated to reflect the conversion of options upon the consummation of business combinations into a Sterling stock option at the exchange ratio.  All exercise prices have been restated to reflect all common stock dividends paid to date.

14. Shareholders’ Equity:

On February 28, 2003, Empire was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Sterling issued 1,401,370 shares of common stock in exchange for all of the stock of Empire.

Sterling’s Board of Directors approved the distribution of stock dividends in the years ended December 31, 2003, 2002 and 2001.  Cash in lieu of fractional shares was distributed based upon the closing price as of the record dates.  All weighted average shares outstanding and per share amounts have been retroactively restated to reflect these common stock dividends.

Sterling’s Board of Directors has the authority to issue preferred stock of Sterling in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

15. Earnings Per Share:

The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations, which includes the number of antidilutive securities that were not included in the dilutive earnings per share computations.  These antidilutive securities occur when options outstanding held an option price greater than the average market price for the period.  All periods have been restated to reflect all common stock dividends.

	For the Year Ended December 31, 2003
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Earnings per common share – basic	$34,913	14,533,402	$2.40
Effect of dilutive securities: Common stock options	0	406,706	(0.06)
Earnings per common share – diluted	$34,913	14,940,108	$2.34
Antidilutive options not included in diluted earnings per share		0

	For the Year Ended December 31, 2002
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Earnings per common share – basic	$25,587	13,027,884	$1.96
Effect of dilutive securities: Common stock options	0	322,321	0.00
Effect of convertible subordinated debt	43	82,565	(0.05)
Earnings per common share – diluted	$25,630	13,432,770	$1.91
Antidilutive options not included in diluted earnings per share		0

	For the Year Ended December 31, 2001
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Earnings per common share – basic	$16,188	12,105,546	$1.34
Effect of dilutive securities: Common stock options	0	188,163	0.00
Effect of convertible subordinate debt	41	70,320	(0.03)
Earnings per common share – diluted	$16,229	12,364,029	$1.31
Antidilutive options not included in diluted earnings per share		83,628

16. Regulatory Capital:

In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation (“FDIC”) and general regulatory oversight by the Office of Thrift Supervision (“OTS”), Sterling Savings Bank is required to maintain minimum levels of regulatory capital, including core (Tier 1) risk-based and total risk-based capital.  At December 31, 2003, Sterling Savings Bank was in compliance with all regulatory capital requirements.  The OTS is empowered to take “prompt, corrective action” to resolve problems of insured depository institutions.  The extent of these powers depends on whether an institution is classified as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized,” or “critically undercapitalized.” At December 31, 2003 and 2002, Sterling Savings Bank was considered “well capitalized.”

The following table sets forth the amounts and ratios regarding actual and minimum core (Tier I) risk-based and total risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a “well-capitalized” institution, without giving effect to forbearance or capital provisions contained in certain merger and acquisition agreements (dollars in thousands).

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total risk-based capital (to risk-weighted assets)	$254,627	8.00%	$318,283	10.00%	$347,370	10.91%
Core (Tier I) captial (to risk-weighted assets)	127,313	4.00	190,970	6.00	315,386	9.89
Core (Tier I) capital (to adjusted assets)	169,711	4.00	212,139	5.00	315,386	7.43

As of December 31, 2002:
Total risk-based capital (to risk-weighted assets)	$208,599	8.00%	$260,749	10.00%	$285,907	10.96%
Core (Tier I) capital (to risk-weighted assets)	104,300	4.00	156,449	6.00	261,585	9.98
Core (Tier I) capital (to adjusted assets)	138,171	4.00	172,714	5.00	261,585	7.57

17. Commitments and Contingent Liabilities:

At December 31, 2003, Sterling had loan commitments to borrowers and brokers totaling $762.3 million, comprised of $252.3 million of fixed-rate loans and $510.0 million of variable-rate loans.  At     December 31, 2003, commitments to secondary market institutions to sell fixed-rate loans totaled $13.4 million. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments are for loans that have credit risk similar to Sterling’s existing portfolio.

At December 31, 2003, Sterling had made available to borrowers various secured and unsecured commercial and personal lines of credit totaling approximately $754.1 million, of which the undisbursed portion is approximately $343.2 million. These lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling’s existing portfolio.

As of December 31, 2003, Sterling had approximately $13.4 million of commercial and standby letters of credit outstanding.  Sterling collected approximately $105,000 in fees from these off balance sheet arrangements.

Sterling historically has not realized material credit losses due to these off-balance sheet credits. Based on this fact and Sterling’s analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off balance sheet credits at December 31, 2003 and 2002.

As of December 31, 2003, Sterling had committed to invest a total of $5.0 million in a limited partnership for the development of low-income housing.  As of December 31, 2003, $50,000 of this commitment was disbursed.  Subsequent to year end, Sterling increased its investment commitment to $15.0 million.  The fund will invest in a series of low-income projects throughout the Pacific Northwest.  Sterling receives tax deductions and tax credits from the partnership that Sterling anticipates will give it a positive return on investment but anticipates the partnership interest to have no value at the end of the fifteen-year term.

Rent expense for office properties under operating leases was approximately $2.5 million, $2.0 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The above commitments do not include any additional commitments that Sterling acquired in the   January 2, 2004 merger with Klamath.

Future minimum rental commitments (including those from the Klamath merger) as of December 31, 2003, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Years Ending December 31,	Amount

2004	$3,032
2005	2,548
2006	2,216
2007	1,488
2008	975
Thereafter	3,274
$13,533

18. Benefit Plans:

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee’s contribution. All matching contributions are made exclusively in the form of Sterling common stock.  Each employee may make a supplemental contribution of an additional 10% of their salary. All employee contributions vest immediately, and employer contributions vest over the employee’s first three years of employment or participation in the plan. Employees have the option of investing their contributions among selected mutual funds and Sterling common stock. During the years ended December 31, 2003, 2002 and 2001, Sterling contributed approximately $882,000, $763,000 and $640,000, respectively, to the employee savings plan.

Since 1984, Sterling has maintained a nonqualified Deferred Compensation Plan.  The Deferred Compensation Plan component of the overall compensation plan is intended to link compensation to the long-term performance of Sterling and to provide a strong incentive for increasing shareholder value.  As of December 31, 2003, there were eight participants in the Deferred Compensation Plan.  The Board of Directors (the “Board”) may, as it has done in the past, choose additional participants from a group of management employees.  Contributions to the Deferred Compensation Plan for each given year are determined by the Board.  No further contributions are anticipated as the Deferred Compensation Plan was replaced with a Supplemental Executive Retirement Plan in 2002.  All amounts in a participant’s account become 100% vested upon a change of control; when the participant attains normal retirement age; when the employment of the participant terminates due to death or disability; or upon termination of the Plan.  Prior to such an event, amounts in a participant’s account vest at the rate of 10% per year of service, provided that such vesting shall reach 100% when the participant reaches the age of 60.  Payment of an account may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board.  Payment must be commenced within one year of the termination of the participant’s employment with Sterling.  Sterling had $180,560, $147,457 and $396,716 in expense related to this plan for the years ending December 31, 2003, 2002 and 2001, respectively.

Since 2002, Sterling has maintained a Supplemental Executive Retirement Plan (the “SERP”).  The SERP is a non-qualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling.  Depending on their classification under the Plan, participants will receive from 40%-60% of their base salary amount at January 1, 2002, for 10 to 15 years beginning at normal retirement age.  Retirement benefits vest at the rate of 10% per year of service.  Except for participants who have completed 25 years of service, benefits are reduced for early retirement.  Retirement benefits become 100% vested if, within two years of a change of control of Sterling Savings Bank, either the Plan or the participant’s employment are terminated.  Sterling had 20 participants and had $723,751 and $934,060 in expense related to this plan for the years ended December 31, 2003 and 2002, respectively.

19. Operating Expenses:

The components of total operating expenses are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

Employee compensation and benefits	$51,066	$42,861	$35,291
Occupancy and equipment	14,687	12,534	11,161
Amortization of goodwill and other intangibles	262	644	5,377
Data processing	6,786	6,176	5,335
Depreciation	4,994	4,257	4,496
Advertising	5,316	4,199	2,893
Travel and entertainment	2,711	2,182	1,827
Legal and accounting	2,206	1,927	1,445
Insurance	750	596	736
Goodwill litigation	600	1,100	890
Merger and acquisition costs	792	0	283
Other	4,394	4,467	3,559
	$94,564	$80,943	$73,293

20. Segment Information:

For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:

•        The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•        The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in Washington, Oregon, Idaho and Montana, primarily through Action.

•        The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in Oregon, Washington and Arizona, primarily through INTERVEST.

•        The Insurance and Retail Brokerage segment markets tax-deferred annuities, mutual funds, insurance and other financial products through sales representatives within the Sterling Savings Bank branch network primarily through Harbor and The Dime Service Corporation.

•        The Eliminations and Other segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the years ended December 31, 2003, 2002 and 2001, (in thousands):

	As of and for the Year Ended December 31, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total

Interest income	$199,799	$9,054	$5,871	$3	$0	$214,727
Interest expense	82,423	0	0	0	7,384	89,807
Net interest income (expense)	117,376	9,054	5,871	3	(7,384)	124,920
Provision for loan losses	(10,500)	0	0	0	0	(10,500)
Non-interest income	37,923	9,816	1,326	2,070	(17,400)	33,735
Non-interest expense	80,614	10,638	2,892	1,564	(1,144)	94,564
Income (loss) before income taxes	$64,185	$8,232	$4,305	$509	$(23,640)	$53,591
Total assets	$4,323,170	$22,734	$15,779	$1,909	$(86,686)	$4,276,906

	As of and for the Year Ended December 31, 2002
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total

Interest income	$184,955	$7,442	$4,916	$0	$0	$197,313
Interest expense	88,071	0	0	0	8,894	96,965
Net interest income (expense)	96,884	7,442	4,916	0	(8,894)	100,348
Provision for loan losses	(11,867)	0	0	0	0	(11,867)
Non-interest income	32,696	6,286	1,732	1,675	(13,309)	29,080
Non-interest expense	71,116	7,033	2,267	1,111	(584)	80,943
Income (loss) before income taxes	$46,597	$6,695	$4,381	$564	$(21,619)	$36,618
Total assets	$3,539,109	$9,041	$5,548	$489	$(47,166)	$3,507,021

	As of and for the Year Ended December 31, 2001
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total

Interest income	$191,145	$5,987	$4,253	$0	$0	$201,385
Interest expense	107,026	0	0	0	9,490	116,516
Net interest income (expense)	84,119	5,987	4,253	0	(9,490)	84,869
Provision for loan losses	(8,000)	0	0	0	0	(8,000)
Non-interest income	24,912	3,185	1,493	1,214	(9,783)	21,021
Non-interest expense	65,731	4,495	2,136	979	(48)	73,293
Income (loss) before income taxes	$35,300	$4,677	$3,610	$235	$(19,225)	$24,597
Total assets	$3,074,055	$8,340	$6,853	$523	$(51,178)	$3,038,593

21. Quarterly Financial Data (Unaudited):

The following tables present Sterling’s condensed operations on a quarterly basis for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$51,485	$52,651	$54,696	$55,895
Interest expense	(22,914)	(22,611)	(22,368)	(21,914)
Provision for losses on loans	(2,250)	(2,550)	(2,850)	(2,850)

Net interest income after provision for losses on loans	26,321	27,490	29,478	31,131

Net gain (loss) on sales of securities	1,360	1,677	(308)	965
Other income	5,749	8,012	8,704	7,576
Operating expenses	21,411	22,604	24,655	25,894
Income before income taxes	12,019	14,575	13,219	13,778
Income tax provision	(4,236)	(5,058)	(4,594)	(4,790)
Net income	$7,783	$9,517	$8,625	$8,988
Earnings per share – basic	$0.57	$0.64	$0.58	$0.61
Earnings per share – diluted	$0.55	$0.63	$0.57	$0.59

Weighted average shares outstanding – basic	13,710,886	14,771,708	14,791,399	14,844,325

Weighted average shares outstanding – diluted	14,066,518	15,147,572	15,220,484	15,286,227

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$48,166	$47,701	$50,109	$51,337
Interest expense	(24,777)	(24,333)	(24,245)	(23,610)
Provision for losses on loans	(2,086)	(2,227)	(3,277)	(4,277)

Net interest income after provision for losses on loans	21,303	21,141	22,587	23,450

Net gain on sales of securities	86	311	1,399	1,129
Other income	5,743	6,434	6,668	7,310
Operating expenses	(19,667)	(19,752)	(21,119)	(20,405)
Income before income taxes	7,465	8,134	9,535	11,484
Income tax provision	(1,884)	(2,398)	(2,906)	(3,843)
Net income	$5,581	$5,736	$6,629	$7,641
Earnings per share – basic	$0.44	$0.44	$0.50	$0.58
Earnings per share – diluted	$0.42	$0.43	$0.49	$0.57
Weighted average shares outstanding – basic	12,774,380	13,031,704	13,145,696	13,154,287
Weighted average shares outstanding – diluted	13,379,073	13,465,641	13,439,003	13,462,131

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

Deposits

The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, regular savings, and money market deposit accounts, are equal to the amounts payable on demand at the reporting date.  The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date.  Fair values for fixed-rate time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

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

The carrying and fair values of financial instruments were the following (in thousands):

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$66,983	$66,983	$79,389	$79,389

Investments and ABS:
Available for sale	1,070,955	1,070,955	826,692	826,692
Held to maturity	2,229	2,383	3,476	3,673
Loans held for sale	14,616	14,616	22,549	22,549
Loans receivable, net	2,906,426	2,939,162	2,390,422	2,413,650
Accrued interest receivable	16,531	16,531	14,625	14,625

Financial liabilities:
Non-maturity deposits	1,271,511	1,271,511	1,007,763	1,007,763
Deposits with stated maturities	1,183,565	1,195,664	1,006,333	1,017,017
Borrowings	1,524,751	1,583,141	1,251,966	1,305,021
Accrued interest payable	8,223	8,223	7,410	7,410

The fair value estimates above do not include the value of mortgage loan servicing rights on Sterling’s residential and commercial mortgage loan-servicing portfolio, which totaled approximately $541.1 million and $438.5 million at December 31, 2003 and 2002, respectively.  The gross fair value of these rights is estimated to be approximately $5.5 million and $4.6 million at December 31, 2003 and 2002, respectively.  The carrying amount of all mortgage loan-servicing rights was approximately $3.5 million and $1.7 million at December 31, 2003 and 2002, respectively.

23. Related-Party Transactions:

One of Sterling’s directors is a principal in a law firm that provides legal services to Sterling.  During the years ended December 31, 2003, 2002 and 2001, Sterling incurred legal fees of approximately $2.0 million, $2.4 million and $2.2 million, respectively, related to services provided by this firm.

At December 31, 2003 and 2002, loans outstanding to directors and executive officers were $959,000 and $1.1 million, respectively.  These loans were extended as part of Sterling’s normal course of business, and are not subject to preferential terms or conditions.

24. Parent Company-Only Financial Information:

The following Sterling Financial Corporation parent company-only financial information should be read in conjunction with the other notes to consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company’s investments in its subsidiaries under the equity method (in thousands).

	December 31,
	2003	2002
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$26,789	$8,917
Investments in subsidiaries:
Sterling Savings Bank	346,989	309,328
Tri-Cities Mortgage Company	32	32
Sterling Capital Trusts	2,415	1,980
Receivable from subsidiaries	5,297	2,479
Available for sale investments	55	55
Income taxes receivable	865	0
Other assets	2,155	3,637
Total assets	$384,597	$326,428

Liabilities and Shareholders’ Equity:
Accrued expenses payable	$1,717	$1,089
Term note payable	22,000	25,000
Floating Rate Notes Due 2006	30,000	30,000
Junior Subordinated Debentures	80,415	65,980
Due to affiliates	32	32
Income taxes payable	85	671
Shareholders’ equity	250,348	203,656
Total liabilities and shareholders’ equity	$384,597	$326,428

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Condensed Statements of Income
Interest income	$269	$113	$181
Interest expense	(7,653)	(8,963)	(9,605)
Net interest expense	(7,384)	(8,850)	(9,424)
Equity in net earnings of subsidiary	41,586	31,863	22,929
Operating expenses	(1,745)	(1,128)	(1,277)
Other non-interest income (expense)	(1,464)	0	0
Income before income taxes	30,993	21,885	12,228
Income tax benefit	3,920	3,702	3,960
Net income	$34,913	$25,587	$16,188

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$34,913	$25,587	$16,188
Adjustments to reconcile net income to net cash used in operating activities	(42,815)	(36,726)	(25,068)

Net cash used in operating activities	(7,902)	(11,139)	(8,880)

Cash flows from investing activities:
Investments in subsidiaries, net	(436)	32	(28,902)
Repayment of advances to subsidiaries	0	8,161	14,036
Dividends from subsidiary	11,616	11,616	10,512
Net cash provided by (used in) investing activities	11,180	19,809	(4,354)

Cash flows from financing activities:
Proceeds from other borrowings	55,672	0	54,000
Repayment of other borrowings	(44,237)	(5,000)	(40,000)
Proceeds from exercise of stock options, net of repurchases	1,223	864	79
Payments for fractional shares	(30)	(20)	(18)
Deferred financing costs	(732)	0	(764)
Cash from mergers and acquisitions	2,698	0	0
Other, net	0	1	(1)
Net cash provided by (used in) financing activities	14,594	(4,155)	13,296

Net change in cash and cash equivalents	17,872	4,515	62
Cash and cash equivalents, beginning of year	8,917	4,402	4,340

Cash and cash equivalents, end of year	$26,789	$8,917	$4,402

Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary savings association unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary savings association’s capital and surplus.

During the years ended December 31, 2003, 2002 and 2001, Sterling purchased $0 million, $0 million and $28.9 million of Sterling Savings Bank common and preferred stock, respectively.

Current income taxes are allocated to Sterling and its subsidiaries as if they were separate tax paying entities.

The payment of dividends to Sterling Financial Corporation by its savings association subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 2003, the savings association subsidiary could have declared approximately $43.9 million of aggregate dividends in addition to amounts previously paid.

25. Business Combination:

On February 28, 2003, Empire was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Empire’s wholly owned subsidiary, Empire Bank, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.  The merger strengthened Sterling’s capital base, adding approximately $29 million in capital.  Sterling acquired approximately $144 million of cash, $67 million of loans, $184 million of deposits and five branches in Montana.  Under the terms of the Empire merger, each share of Empire common stock was converted into 0.9392 shares of Sterling common stock.  The merger was structured as a tax-free reorganization.  The aggregate purchase price was $29.2 million, which was comprised of 1,401,370 shares of Sterling’s common stock issued at $20.85 per share, which was determined based on the closing price of Sterling’s common stock at the effective date of the merger.  As a result of the merger, Sterling recorded goodwill of $1.1 million and a deposit intangible in the amount of $3.1 million.

The following summarizes the fair values of the assets acquired and liabilities assumed on February 28, 2003, the effective date of the merger (dollars in thousands):

Amount

Cash and cash equivalents	$143,632
Investments and ABS	6,709
Loans receivable, net	67,272
Goodwill and other intangibles	4,241
Other assets	8,128
Total assets acquired	$229,982

Deposits	$184,223
Other borrowings	9,657
Other liabilities	6,884
Total liabilities assumed	200,764
Net assets acquired	$29,218

The following summarizes the unaudited pro forma results of operations as if Sterling acquired Empire as of the beginning of each of the periods presented.  The information presented below includes Sterling’s years ended December 31, 2003 and 2002, and Empire’s two months ended February 28, 2003 and year ended December 31, 2002.

	Years Ended December 31,
	2003	2002
	(in thousands)

Pro forma interest income	$216,166	$206,724
Pro forma interest expense	90,697	103,272
Pro forma net interest income	125,469	103,452
Pro forma net income	34,813	25,211
Pro forma earnings per share - basic	$2.25	$1.81
Pro forma earnings per share - diluted	$2.19	$1.76

26. Subsequent Event:

On July 15, 2003, Sterling announced that it had entered into an Agreement and Plan of Merger with Klamath.  Subsequent to the end of the year, on January 2, 2004, Klamath was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly-owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Klamath Merger, each share of Klamath common stock was converted into 0.77 shares of Sterling common stock.  The merger was structured as a tax-free reorganization.  Sterling issued 5,431,067 shares of common stock in exchange for all of the stock of Klamath.  As a result of the merger, Sterling acquired approximately $988 million in deposits, $767 million in investments and ABS, $566 million in loans and $145 million in capital, while adding approximately 450 employees to its work force.  In addition, Sterling added 48 retail branches and significantly increased its deposit market share in Oregon from 0.5% to over 4.0%.

As of the announcement of the merger, the aggregate purchase price was $145.2 million, including $5.5 million related to the value of Klamath’s vested stock options and $139.7 million related to the value of Klamath’s common stock.  The value of the common shares issued by Sterling was $26.06 per share, which was determined based on the average market closing price of Sterling’s common stock five business days prior to and subsequent to the merger announcement date.

With the increase to 134 branches serving Washington, Oregon, Idaho and Montana, Sterling strengthens its position as a leading regional community bank.  This merger is consistent with Sterling’s growth strategy to become the leading community bank in the Pacific Northwest region and furthers Sterling’s goal of providing extensive coverage throughout the region by further extending Sterling’s geographic footprint in Oregon.  Klamath’s strong deposit base compliments Sterling’s strong asset growth, while the combined branch network and access to capital gives Sterling the opportunity to continue its growth in the region.

The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on January 2, 2004, the effective date of the merger (dollars in thousands):

Amount

Cash and cash equivalents	$44,703
Investments and ABS	767,250
Loans receivable, net	565,509
Goodwill and other intangibles	95,217
Other assets	72,931
Total assets acquired	$1,545,610

Deposits	$987,864
Other borrowings	391,801
Other liabilities	20,778
Total liabilities assumed	1,400,443
Net assets acquired	$145,167

The following summarizes the unaudited pro forma results of operations as if Sterling acquired Klamath as of the beginning of each of the periods presented.  Sterling’s fiscal year end is December 31 and Klamath’s fiscal year end was September 30.  Therefore, the information presented below includes Sterling’s years ended December 31, 2003 and 2002 and Klamath’s twelve months ended December 31, 2003 and fiscal year ended September 30, 2002.

	Years Ended December 31,
	2003	2002
	(in thousands, except per share amounts)

Pro forma interest income	$283,353	$283,962
Pro forma interest expense	118,740	133,448
Pro forma net interest income	164,613	150,514
Pro forma net income	31,835	33,525
Pro forma earnings per share - basic	$1.62	$1.87
Pro forma earnings per share - diluted	$1.57	$1.82