Form 10-Q
period 2004-03-31
STERLING FINANCIAL CORP /WA/
filed 2004-05-10
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   March 31, 2004

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

(509) 458-3711
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2004

Common Stock ($1.00 par value)	20,539,676

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$5,599	$1
Non-interest bearing and vault	87,798	65,478
Restricted	2,136	1,504
Investments and asset-backed securities (“ABS”):
Available for sale	2,015,538	1,070,955
Held to maturity	2,229	2,229
Loans receivable, net	3,575,610	2,906,426
Loans held for sale	34,849	14,616
Accrued interest receivable	22,433	16,531
Real estate owned, net	5,032	4,226
Office properties and equipment, net	75,623	54,620
Bank-owned life insurance (“BOLI”)	90,619	73,141
Goodwill	128,302	45,075
Other intangible assets	21,514	2,881
Mortgage servicing rights, net	3,624	3,500
Prepaid expenses and other assets, net	24,249	18,138
Total assets	$6,095,155	$4,279,321

LIABILITIES:
Deposits	$3,492,162	$2,455,076
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	1,374,128	1,026,031
Securities sold subject to repurchase agreements and funds purchased	564,614	363,137
Other borrowings	166,585	137,998
Cashiers checks issued and payable	16,645	17,624
Borrowers’ reserves for taxes and insurance	3,459	1,347
Accrued interest payable	10,135	8,223
Accrued expenses and other liabilities	37,132	19,537
Total liabilities	5,664,860	4,028,973

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 20,508,120 and 14,863,917 shares issued and outstanding	20,508	14,864
Additional paid-in capital	323,665	181,382
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investments and ABS available-for-sale, net of deferred income taxes of $(2,608) and $8,181	4,843	(15,193)
Retained earnings	81,279	69,295
Total shareholders’ equity	430,295	250,348
Total liabilities and shareholders’ equity	$6,095,155	$4,279,321

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans	$52,334	$40,339
ABS	19,288	9,972
Investments and cash equivalents	1,769	1,174
Total interest income	73,391	51,485

Interest expense:
Deposits	12,151	9,020
Short-term borrowings	3,834	2,771
Long-term borrowings	11,717	11,123

Total interest expense	27,702	22,914

Net interest income	45,689	28,571

Provision for losses on loans	(2,850)	(2,250)

Net interest income after provision for losses on loans	42,839	26,321

Other income:
Fees and service charges	8,286	4,299
Mortgage banking operations	1,194	2,217
Loan servicing fees	146	84
Net gains on sales of securities	2,459	1,360
Real estate owned operations	25	(29)
BOLI	1,169	822
Charge related to early repayment of debt	0	(1,464)
Other noninterest income (expense)	(381)	(180)

Total other income	12,898	7,109

Operating expenses	37,719	21,411

Income before income taxes	18,018	12,019

Income tax provision	(6,034)	(4,236)

Net income	$11,984	$7,783

Earnings per share - basic	$0.54	$0.52

Earnings per share - diluted	$0.52	$0.50

Weighted average shares outstanding - basic	22,354,798	15,081,975

Weighted average shares outstanding - diluted	22,952,756	15,437,607

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$11,984	$7,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	2,850	2,380
Stock dividends on FHLB Seattle stock	(683)	(2,308)
Net gain on sales of loans, investments and ABS	(3,003)	(2,983)
Other (gains) losses	(55)	76
Change in cash surrender value of BOLI	(1,169)	(822)
Depreciation and amortization	3,080	2,299
Change in:
Accrued interest receivable	609	(525)
Prepaid expenses and other assets	(3,214)	5,682
Cashiers checks issued and payable	(979)	(3,670)
Accrued interest payable	(202)	847
Accrued expenses and other liabilities	(1,589)	8,941
Proceeds from sales of loans	27,799	96,883
Loans originated for sale	(27,257)	(95,260)

Net cash provided by operating activities	8,171	19,323

Cash flows from investing activities:
Change in restricted cash	(632)	(129)
Loans funded	(559,046)	(463,089)
Loan principal received	430,162	378,559
Purchase of investments	(229,460)	(8,213)
Proceeds from maturities of investments	225,285	640
Proceeds from sales of available-for-sale investments	81,340	10,681
Cash and cash equivalents acquired as part of mergers	44,703	143,631
Purchase of BOLI	0	(10,000)
Purchase of ABS	(467,764)	(453,348)
Principal payments on ABS	61,278	95,764
Proceeds from sales of ABS	195,289	206,029
Purchase of office properties and equipment	(2,263)	(778)
Improvements and other changes to real estate owned	318	102
Proceeds from sales and liquidation of real estate owned	696	934

Net cash used in investing activities	(220,094)	(99,217)

The accompanying notes are an integral part of the consolidated financial statements.

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$40,839	$19,033
Proceeds from issuance of time deposits	482,719	329,404
Payments for maturing time deposits	(485,599)	(273,237)
Interest credited to deposits	11,263	7,952
Advances from FHLB Seattle	320,000	163,892
Repayment of FHLB Seattle advances	(334,688)	(135,036)
Net change in securities sold subject to repurchase agreements and funds purchased	201,477	(40,686)
Repayment of other borrowings	(280)	(1,380)
Payments for fractional shares and certain merger costs	(167)	(4)
Proceeds from exercise of stock options, net of repurchases	2,463	354
Other	1,814	872
Net cash provided by financing activities	239,841	71,164

Net change in cash and cash equivalents	27,918	(8,730)
Cash and cash equivalents, beginning of period	65,479	77,065

Cash and cash equivalents, end of period	$93,397	$68,335

Supplemental disclosures:
Cash paid during the period for:
Interest	$26,870	$24,252
Income taxes	$649	$522

Noncash financing and investing activities:
Loans converted into real estate owned	$1,069	$561
Common stock issued upon business combination	$145,167	$29,218

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)

Net income	$11,984	$7,783

Other comprehensive income:
Change in unrealized gains on investments and ABS available-for-sale	30,825	198
Less deferred income taxes	(10,789)	(69)

Net other comprehensive income	20,036	129

Comprehensive income	$32,020	$7,912

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1.             Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

2.             Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31, 2004	December 31, 2003

Term note payable(1)	$22,000	$22,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(3)	109,282	80,415
Floating Rate Notes Due 2006(4)	30,000	30,000
Other(5)	5,303	5,583
Total	$166,585	$137,998

(1)   Sterling has a $22.0 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.00% (for a total of 3.10% at March 31, 2004) and is payable monthly.  Principal payments are due in annual installments of $3.0 million each September, with the entire unpaid balance due at maturity.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)   Sterling has a $5.0 million revolving line of credit with U.S. Bank. This line of credit expires on September 15, 2004.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.00% and is payable monthly.  This line of credit is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  At March 31, 2004, no amount was outstanding on this line of credit.

(3)   Sterling raises capital from time to time through the formation of trusts (“Sterling Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors.  Sterling also acquired two trusts in connection with a merger in January 2004.  The Sterling Capital Trusts are business trusts in which Sterling owns all of the common equity.  The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling.  Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of Sterling Capital Trusts’ obligations under the Trust Preferred Securities.  In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the trusts are not consolidated and the Trust Preferred Securities and related amounts are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions.  Interest is paid quarterly or semi-annually.  Details of the Trust Preferred Securities are as follows:

				Mandatorily	Rate at
	Issue	Maturity		Redeemable	March 31,	Amount
Subsidiary Issuer	Date	Date	Call Date	Capital Security	2004	(in Thousands)

Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating Rate Capital Securities	4.31%	$10,310

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating Rate Capital Securities	4.36%	20,619

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating Rate Preferred Securities	4.27%	10,310

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating Rate Capital Securities	4.38%	14,433

Klamath First Capital Trust II	April 2002	April 2032	April 2007	Floating Rate Capital Securities	4.92%	13,464

Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating Rate Capital Securities	4.96%	15,403

Sterling Capital Trust II	July 2001	July 2031	June 2006	10.25% Cumulative Capital Securities	10.25%	24,743
						$109,282

(4)   Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At March 31, 2004, Sterling could have incurred approximately $161.4 million of additional long-term debt.  At March 31, 2004, Sterling could have paid up to approximately $46.8 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (for a total of 3.61% at March 31, 2004) and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.

(5)   During 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying sold loans were collateral on the loan to the purchaser, this sale was accounted for as a financing.  At March 31, 2004, $5.3 million remained outstanding on the financing.

3.             Earnings Per Share:

The following table presents the basic and diluted earnings per share computations including the effect of the 10% stock dividend which is payable on May 28, 2004 to shareholders of record as of May 10, 2004.  All per share amounts presented reflect this dividend.

	Three Months Ended March 31,
	2004			2003
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount

Basic computations	$11,984,000	22,354,798	$0.54	$7,783,000	15,081,975	$0.52

Effect of dilutive securities:
Common stock options	0	597,958	(0.02)	0	355,632	(0.02)

Diluted computations	$11,984,000	22,952,756	$0.52	$7,783,000	15,437,607	$0.50

Antidilutive options not included in diluted earnings per share		11,000			0

4.             Operating Expenses:

The following table details the components of Sterling’s total operating expenses:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)

Employee compensation and benefits	$19,206	$11,958
Occupancy and equipment	5,218	3,507
Depreciation	1,738	1,160
Amortization of identifiable intangible assets	556	26
Advertising	1,867	360
Data processing	2,073	1,611
Insurance	278	167
Legal and accounting	579	504
Travel and entertainment	863	538
Goodwill litigation costs	115	250
Merger and acquisition costs	3,913	143
Other	1,313	1,187

Total operating expenses	$37,719	$21,411

5.             Segment Information:

For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:

•      The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•      The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in Washington, Oregon, Idaho and Montana primarily through Action Mortgage Company (“Action Mortgage”).

•      The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in Washington, Oregon and Arizona primarily through INTERVEST-Mortgage Investment Company.

•      The Insurance and Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products through sales representatives within the Sterling Savings Bank branch network primarily through Harbor Financial Services, Inc. and The Dime Service Corporation.

•    The Eliminations and Other segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended March 31, 2004
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$69,389	$2,029	$1,747	$1	$225	$73,391
Interest expense	25,706	0	0	0	1,996	27,702
Net interest income (expense)	43,683	2,029	1,747	1	(1,771)	45,689
Provision for loan losses	(2,850)	0	0	0	0	(2,850)
Noninterest income	12,208	1,784	383	956	(2,433)	12,898
Noninterest expense	32,378	3,185	1,155	750	251	37,719
Income before income taxes	$20,663	$628	$975	$207	$(4,455)	$18,018

Total assets	$6,127,199	$17,507	$14,109	$1,959	$(65,619)	$6,095,155

	As of and for the Three Months Ended March 31, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$48,005	$2,051	$1,429	$0	$0	$51,485
Interest expense	20,817	0	0	0	2,097	22,914
Net interest income (expense)	27,188	2,051	1,429	0	(2,097)	28,571
Provision for loan losses	(2,250)	0	0	0	0	(2,250)
Noninterest income	9,510	2,612	(12)	458	(5,459)	7,109
Noninterest expense	18,467	2,100	743	326	(225)	21,411
Income before income taxes	$15,981	$2,563	$674	$132	$(7,331)	$12,019

Total assets	$3,856,870	$16,748	$12,279	$1,215	$(65,893)	$3,821,219

6.             Stock Options:

As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Sterling has elected to retain the compensation measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, for stock options.  Under APB No. 25, compensation cost is recognized at the measurement date in the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price.  The measurement date is the date at which both the number of options and the exercise price for each option are known.

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)

Reported net income	$11,984	$7,783
Add back: Stock-based employee compensation expense, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,009)	(548)
Pro forma	$10,975	$7,235

Basic earnings per share:
Reported earnings per share	$0.54	$0.52
Stock-based employee compensation, fair value	(0.05)	(0.04)
Pro forma earnings per share	$0.49	$0.48

Diluted earnings per share:
Reported earnings per share	$0.52	$0.50
Stock-based employee compensation, fair value	(0.05)	(0.03)
Pro forma earnings per share	$0.47	$0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85% to 132% during each period, risk-free interest rates of 2.86% to 6.52% and expected lives of four to ten years, respectively.

7.             New Accounting Policies:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46R, which provides further guidance on the accounting for variable interest entities.  Sterling adopted FIN No. 46R as of December 31, 2003 and Sterling has applied the provisions of FIN No. 46R beginning in the first quarter of 2004 by deconsolidating its subsidiary statutory trusts that issue Trust Preferred Securities to investors.  The amounts payable to these trusts continue to be treated as other borrowings.  The adoption of FIN No. 46R did not have a material effect on Sterling’s consolidated financial statements.  Sterling’s retained interest in its auto loan securitizations and its investments in commercial mortgage-backed securities will not be consolidated since both transaction structures are exempt from the requirements of FIN No. 46 and FIN No. 46R.

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

8.             Derivatives and Hedging:

Sterling, through its subsidiary Action Mortgage, enters into interest rate lock commitments (“rate locks”) to prospective residential mortgage borrowers.  Action Mortgage hedges interest rate risk (“IRR”) by entering into non-binding (“best-efforts”) forward sales agreements with third parties.  In addition, to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage hedges IRR by entering into mandatory forward sales agreements on ABS with third parties.

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

Rate locks and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  The estimated fair value of rate locks was $(263,000) and the estimated fair value of forward sales agreements was $51,000 at March 31, 2004.

9.             Business Combinations:

On January 2, 2004, Klamath First Bancorp, Inc. (“Klamath”), an Oregon corporation, was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly-owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Klamath merger, each share of Klamath common stock was converted into 0.77 shares of Sterling common stock.  The merger was structured as a tax-free reorganization.  Sterling issued 5,431,067 shares of common stock in exchange for all of the stock of Klamath.  As a result of the merger, Sterling acquired approximately $988 million in deposits, $778 million in investments and ABS, $564 million in loans and $145 million in capital, while adding approximately 450 employees to its work force.  In addition, Sterling added 48 retail branches and significantly increased its deposit market share in Oregon from 0.5% to over 4.0%.

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

With the increase to 134 branches serving Washington, Oregon, Idaho and Montana, Sterling strengthens its position as a leading regional community bank.  This merger is consistent with Sterling’s strategy to become the leading community bank in the Pacific Northwest region and Sterling’s goal of expanding throughout the region.  Klamath’s strong deposit base complements Sterling’s strong asset growth, while the combined branch network and access to capital gives Sterling the opportunity to continue its growth in the region.

The following summarizes the unaudited pro forma results of operations as if the merger with Klamath had occurred on January 1, 2003.  Sterling’s fiscal year end is December 31 and Klamath’s fiscal year end was September 30.  Since the merger was completed on January 2, 2004, the information presented below includes Sterling’s three months ended March 31, 2003 and Klamath’s three months ended December 31, 2002.

First Three Months of Fiscal Year 2003
(Dollars in thousands, except per share amounts)

Pro forma interest income	$70,914
Pro forma interest expense	30,457
Pro forma net interest income	40,457
Pro forma net income	9,941
Pro forma earnings per share - basic	0.47
Pro forma earnings per share - diluted	0.46

10.          Subsequent Event:

Stock Dividend

On April 27, 2004, Sterling announced that the Sterling Board of Directors had declared a 10% stock dividend payable May 28, 2004 to shareholders of record at May 10, 2004.  Accordingly, all weighted average shares outstanding and per share amounts have been restated to reflect this common stock dividend.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION

Comparison of the Three Months Ended March 31, 2004 and 2003

This report contains forward-looking statements.  For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.”  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2003 annual report on Form 10-K.

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

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $6.10 billion in total assets at March 31, 2004, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 134 retail branches located in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices, including nine in-store branches, as well as Action Mortgage residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington, Oregon and Arizona.  Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial and property and casualty insurance coverage in Montana through The Dime Service Corporation, a subsidiary of Sterling Savings Bank.

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

Executive Summary and Highlights

Net income for the three months ended March 31, 2004 increased 54% to $12.0 million, or $0.52 per diluted share, compared with net income of $7.8 million, or $0.50 per diluted share, for last year’s comparable period.  The increase in earnings primarily reflects continued increases in net interest income (“NII”) and other income that were primarily due to the recently completed merger with Klamath First Bancorp, Inc. (“Klamath”).

On January 2, 2004, Sterling completed the merger with Klamath, adding 48 branches located in Oregon and Washington and adding approximately $1.5 billion in total assets, including approximately $778 million in investments and approximately $564 million in loans.  The merger had a positive influence on the first quarter performance and resulted in growth in several areas.

Other highlights for the quarter ended March 31 are as follows:

•    NII increased approximately 60% over the first quarter of 2003.

•    Fees and service charges increased 93% over the March 2003 quarter.

•    Loan originations increased 23% over the first quarter of 2003.

•            Return on average tangible equity was 18.8% compared to 18.2% for the comparable quarter last year.  Average tangible equity is equal to average shareholders’ equity less average net goodwill and other intangible assets.

•            Book value per share increased 25% to $19.07 at March 31, 2004, from $15.31 at December 31, 2003.  Amounts have been adjusted to reflect the 10% stock dividend payable on May 28, 2004.

Company Growth

On January 2, 2004, Klamath was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly-owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Klamath merger, each share of Klamath common stock was converted into 0.77 shares of Sterling common stock.  Sterling issued 5,431,067 shares of common stock in exchange for all of the stock of Klamath.  As a result of the merger, Sterling acquired approximately $988 million in deposits, $778 million in investments and ABS, $564 million in loans and $145 million in capital, while adding approximately 450 employees to its work force.  In addition, Sterling added 48 retail branches and significantly increased its deposit market share in Oregon from 0.5% to over 4.0%.  See Note 9 of “Notes to Consolidated Financial Statements.”

With the increase to 134 branches serving Washington, Oregon, Idaho and Montana, Sterling strengthens its position as a leading regional community bank.  This merger is consistent with Sterling’s strategy to become the leading community bank in the Pacific Northwest.  Klamath’s strong deposit base complements Sterling’s asset growth strategy, while the combined branch network and access to capital gives Sterling the opportunity to continue its growth in the region.

Sterling intends to continue to pursue an aggressive growth strategy to become the leading community bank in the Pacific Northwest.  This strategy may include acquiring other financial businesses or branches thereof or other substantial assets or deposit liabilities.  Sterling may not be successful in identifying further acquisition candidates, integrating acquisitions or preventing such acquisitions from having an adverse effect on Sterling.  There is significant competition for acquisitions in Sterling’s market area and Sterling may not be able to acquire other businesses on attractive terms.  Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and the existence of favorable economic and market conditions.  There can be no assurance that Sterling will be successful in implementing its growth strategy.

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

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at March 31, 2004. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings under realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the three months ended March 31, 2004.  Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Goodwill and Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Sterling’s goodwill relates to value inherent in the banking business and the value is dependent upon Sterling’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

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

Results of Operations

Overview.  Sterling recorded net income of $12.0 million, or $0.52 per diluted share, for the three months ended March 31, 2004, compared with net income of $7.8 million, or $0.50 per diluted share, for the three months ended March 31, 2003.  The increase in net income reflects an increase in NII and other income.

The annualized return on average assets (“ROA”) was 0.81% and 0.86% for the three months ended March 31, 2004 and 2003, respectively.  The annualized return on average equity (“ROE”) was 12.0% and 14.5% for the three months ended March 31, 2004 and 2003, respectively.  The decreases in ROA primarily reflected a higher balance of average assets relative to last year’s comparable period.  The decrease in ROE was primarily due to the increase in shareholder’s equity.  The lower yielding assets acquired from Klamath also decreased Sterling’s ROA and ROE.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended March 31, 2004 and 2003, NII was $45.7 million and $28.6 million, respectively, an increase of approximately 60%.  The increase in NII during the three months ended March 31, 2004, compared to the same period in 2003, was primarily due to the increases in average loan and ABS volumes following the Klamath merger and a decrease in the cost of deposits and borrowings.

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

Average interest-earning assets for the three months ended March 31, 2004 and 2003 were $5.51 billion and $3.45 billion, respectively.  Average loans increased by $1.07 billion, while average investments and ABS increased by $989.1 million over the 2003 amounts.  Net interest spread during these periods was 3.31% and 3.32%, respectively.  The net interest margin for the three months ended March 31, 2004 and 2003 was 3.33% and 3.36%, respectively.  The decrease in these ratios reflects the decline in the yield on certain loans and investments.  This decline was partially offset by a lower cost of deposits.  In addition, Sterling acquired lower-yielding loans and securities from Klamath that impacted the ratios during the current quarter.

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

Sterling recorded provisions for losses on loans of $2.9 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)

Balance at January 1	$35,605	$27,866
Allowance for loan losses acquired	6,722	869
Provision for losses on loans	2,850	2,250
Amounts written off net of recoveries and other	(1,548)	(423)
Balance at March 31	$43,629	$30,562

At March 31, 2004, Sterling’s total classified assets were $93.3 million, compared with $73.3 million at March 31, 2003.  Nonperforming assets were $31.9 million at March 31, 2004, compared with $28.2 million at March 31, 2003.  The increases in classified and nonperforming assets primarily relate to the delinquency of certain large loans.  Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard.  During the period, the loan delinquency ratio decreased to 0.83% of total loans compared to 0.90% of total loans at March 31, 2003.  Sterling’s loan charge-off ratio showed a slight increase during the last quarter but remained at a modest level.  The annualized level of charge-offs to average loans was 0.17% for the first quarter, up from 0.14% at December 31, 2003, and up from 0.07% at March 31, 2003.  The increase in the ratio was primarily due to charge-offs on two commercial real estate loans.

Other Income.  Other income was $12.9 million and $7.1 million for the three months ended March 31, 2004 and 2003, respectively.  The increase for the three months ended March 31, 2004, compared with the three months ended March 31, 2003, was primarily due to an increase in fees and service charges.

Fees and service charge income increased by 93% to $8.3 million for the three months ended March 31, 2004 from $4.3 million for the same period last year.  This increase was primarily due to an increase in the number of transaction accounts, fees for new overdraft protection services and a 10% growth in outstanding transaction deposits.  Sterling had nearly 146,000 transaction accounts at March 31, 2004, an increase of almost 63,000 accounts from March 31, 2003. Most of this increase was from accounts acquired in the Klamath merger.

The following table summarizes loan originations and sales of loans and serviced mortgage loans for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$70.7	$132.3
Sales of residential loans	27.3	98.2
Principal balances of residential loans serviced for others	380.3	216.3
Principal balances of commercial real estate loans serviced for others	138.0	172.3

Mortgage banking operations income was $1.2 million and $2.2 million, respectively, for the three months ended March 31, 2004 and 2003, respectively.  The decrease primarily reflected an industry wide slow-down in refinance activity over the last several months.

During the quarter ended March 31, 2004, Sterling sold $274.2 million in investments and ABS, compared with $215.3 million for the quarter ended March 31, 2003.  Sterling recognized a net gain of $2.5 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively.  The increase in net gains on sales of investments and ABS for the period compared to the prior year’s comparable period primarily reflected the realization of gains due to positive market fluctuations.

Operating Expenses.  Operating expenses were $37.7 million and $21.4 million for the three months ended March 31, 2004 and 2003, respectively.  The higher level of operating expenses was primarily due to increases in personnel, occupancy and advertising expenses and merger and acquisition costs.

Employee compensation and benefits were $19.2 million and $12.0 million for the three months ended March 31, 2004 and 2003, respectively.  Full-time equivalent employees have increased year-over-year to 1,533 full-time equivalents at March 31, 2004, an increase of 503 full-time equivalents.  Nearly two-thirds of this year-over-year increase can be attributed to the personnel acquired in the recent merger.

Occupancy and equipment expenses were $5.2 million and $3.5 million for the three months ended March 31, 2004 and 2003, respectively.  The increase for the period reflected higher costs related to additional occupied space and additional staff equipment costs associated with Sterling’s acquisition of 48 additional branch properties, including nine in-store branches, as a result of the Klamath merger.

Advertising expenses were $1.9 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.  The increase for the period reflected higher advertising costs associated with the expanded branch network and the addition of new television and radio ads.

Merger and acquisition costs were $3.9 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.  The increase in merger and acquisition costs resulted from the Klamath merger and included $1.0 million in occupancy related costs and $814,000 of data processing costs, which related to maintaining dual operations for a period of time until operations were consolidated in mid February 2004.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $6.0 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively.  The effective tax rates for these periods were approximately 34% and 35%, respectively.  The decrease in the effective tax rate compared to the March 31, 2003 period was primarily due to the effect of tax credits for investments in certain low income housing developments.

Financial Position

Assets.  At March 31, 2004, Sterling’s assets were $6.10 billion, up 43% from $4.28 billion at December 31, 2003.  For a discussion of the impact of the Klamath merger on Sterling’s consolidated total assets, see “Company Growth.”

Investments and ABS.  Sterling’s investment and ABS portfolio at March 31, 2004 was $2.02 billion, an increase of $944.6 million from the December 31, 2003 balance of $1.07 billion.  The increase was primarily due to approximately $778 million of investments and ABS acquired from Klamath.

Loans Receivable.  At March 31, 2004, net loans receivable were $3.58 billion, up $669.2 million from $2.91 billion at December 31, 2003.  The increase was primarily due to $564 million of loans acquired from Klamath, as well as increased loan originations during the most recent quarter.  During the three months ended March 31, 2004, total loan originations were $590.0 million compared with $479.9 million for the prior year’s comparable period.  The year-over-year increase in loan originations was influenced by strong community banking loan originations, particularly in the business banking, commercial real estate and consumer lending areas.  This increase was partially offset by a decrease in residential real estate loan originations.

The following table sets forth the composition of Sterling’s loan portfolio at the dates indicated.  Loan balances exclude deferred loan origination costs and fees or allowances for loan losses.

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)

Residential real estate	$587,303	16.2	$407,999	13.8
Multifamily real estate	168,126	4.6	167,220	5.7
Commercial real estate	519,258	14.3	463,191	15.7
Real estate construction	579,683	16.0	552,965	18.7
Consumer - direct	458,647	12.6	309,931	10.5
Consumer - indirect	101,150	2.8	99,697	3.4
Business, private and corporate banking	1,213,183	33.5	948,304	32.2
Gross loans receivable	3,627,350	100.0	2,949,307	100.0
Net deferred origination fees	(8,111)		(7,276)
Allowance for losses on loans	(43,629)		(35,605)
Loans receivable, net	$3,575,610		$2,906,426

Weighted average yield at end of period	5.68%		5.71%

The following table sets forth Sterling’s loan originations for the period indicated.

	Three Months Ended March 31,
	2004	2003	% Change
	(Dollars in thousands)

Residential real estate	$70,729	$132,288	(46.5)
Multifamily real estate	15,337	13,365	14.8
Commercial real estate	60,760	37,099	63.8
Real estate construction	175,512	129,154	35.9
Consumer - direct	68,132	32,308	110.9
Consumer - indirect	12,907	14,268	(9.5)
Business and private banking	143,353	74,586	92.2
Corporate banking	43,240	46,850	(7.7)

Total loans originated	$589,970	$479,918	22.9

BOLI.  Bank-owned life insurance (“BOLI”) increased to $90.6 million at March 31, 2004 from $73.1 million at December 31, 2003.  The increase was primarily due to the $16.3 million in BOLI acquired in the Klamath merger.  Sterling maintains BOLI to fund employee benefit costs.  Through the purchase of BOLI, Sterling becomes the beneficiary of life insurance policies on certain individuals who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $149.8 million at March 31, 2004 and $48.0 million at December 31, 2003.  Sterling recorded $83.2 million in goodwill and $19.2 million in other intangible assets in connection with the business combination with Klamath.

Deposits.  Total deposits increased $1.03 billion to $3.49 billion at March 31, 2004 from $2.46 billion at December 31, 2003, primarily due to the acquisition of $987.9 million in deposits from Klamath.  See “Company Growth.”

The following table sets forth the composition of Sterling’s deposits at the dates indicated.

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)

Noninterest checking	$501,022	14.4	$306,456	12.5
NOW checking	419,201	12.0	301,197	12.3
Savings and money market	1,062,260	30.4	663,858	27.0
Time deposits	1,509,679	43.2	1,183,565	48.2

Total deposits	$3,492,162	100.0	$2,455,076	100.0

Annualized cost of deposits		1.42%		1.58%

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At March 31, 2004, the total of such borrowings was $2.11 billion compared with $1.53 billion at December 31, 2003.  See “Liquidity and Capital Resources.”

Asset and Liability Management

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government.  Like all financial institutions, Sterling’s NII and the net present value of assets, liabilities and off-balance sheet contracts (“NPV”), or estimated fair value, are subject to fluctuations in interest rates.  For example, some of Sterling’s adjustable rate mortgages are indexed to the one-year or five-year U.S. Treasury index or periodic fixed-rate 30-day London Interbank Offering Rate (“LIBOR”) and swaps curves. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling’s earnings.  Currently, Sterling’s interest-bearing liabilities mature or reprice more frequently, or on different terms, than do its interest-earning assets.  The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of decreasing interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

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

	At March 31, 2004					At December 31, 2003
Change in Interest Rate in Basis Points (Rate Shock)	NPV		Ratio of NPV to the Present Value of Total Assets		Change in NPV	NPV		Ratio of NPV to the Present Value of Total Assets		Change in NPV
	(Dollars in thousands)

+300	$297,850		5.04%		(30.2)	$232,820		5.10%		(23.3)
+200	336,285		5.61		(21.2)	260,054		5.66		(14.3)
+100	377,954		6.21		(11.5)	285,298		6.09		(6.0)
Static	426,848		6.91		0.0	303,395		6.44		0.0
-100	340,642		5.53		(20.2)	270,817		5.19		(10.8)
-200	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A (1)
-300	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A (1)

(1)          In low interest rate environments, the calculations are not relatively meaningful.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a negative 10.2% and a negative 6.1% at March 31, 2004 and December 31, 2003, respectively.  Sterling calculated its three-year gap position to be a negative 4.6% and a negative 1.0% at March 31, 2004 and December 31, 2003, respectively.  The change in both gap positions was primarily due to the duration of interest-earning assets and interest-bearing liabilities acquired from the merger with Klamath. Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At March 31, 2004, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “Results of Operations – Net Interest Income” and “Capital.”

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased 42% to $3.49 billion at March 31, 2004 from $2.46 billion at December 31, 2003, primarily due to the acquisition of $987.9 million in deposits from Klamath and to additional increases in transaction deposits.

Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.  This is balanced with the need to maximize yield on alternative investments.  The liquidity ratio may vary from time to time, depending on economic conditions, deposit fluctuations and loan funding needs.

During the three months ended March 31, 2004, cash used in investing activities consisted primarily of the amounts used to fund loans and purchase investments and ABS.  Sterling acquired $44.7 million of cash and cash equivalents as a result of the Klamath merger.  During this period, net cash provided by financing activities was $239.8 million, which consisted primarily of $201.5 million in additional reverse repurchase agreements used to supplement other funding sources.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements.  At March 31, 2004, this credit line represented a total borrowing capacity of $2.16 billion, of which $263.5 million was available.  Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans.  At March 31, 2004, Sterling Savings Bank had $564.6 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $369.4 million.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.

Sterling, on a parent company-only basis, had cash and other resources of approximately $31.0 million and a revolving line of credit from U.S. Bank of $5.0 million at March 31, 2004 with no funds drawn on this line of credit.  This line of credit as well as a $22.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 2 of “Notes to Consolidated Financial Statements.”

At March 31, 2004 and 2003, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  At March 31, 2004 and 2003, Sterling had an investment in the Common Stock of Sterling Savings Bank of $295.0 million and $132.6 million, respectively.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $968,000 during the three months ended March 31, 2004.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 2 of “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents Sterling’s on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2004.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Over 3 to 5 years	More than 5 years
	(Dollars in thousands)

Long-term debt(1)	$158,000	$3,000	$36,000	$6,000	$113,000
Capital lease obligations	0	0	0	0	0
Operating leases	14,340	2,320	6,879	2,648	2,493
Purchase obligations(2)	1,630	1,630	0	0	0
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	0	0	0	0	0
Total	$173,970	$6,950	$42,879	$8,648	$115,493

(1)          Excludes interest payments.  See Note 2 of “Notes to Consolidated Financial Statements.”

(2)          Excludes recurring accounts payable amounts due in the second quarter of 2004.

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

Sterling, through its subsidiary Action Mortgage, enters into interest rate lock commitments (“rate locks”) with prospective residential mortgage borrowers.  Action Mortgage hedges IRR by entering into non-binding (“best-efforts”) forward sales agreements with third parties.  In addition, to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage hedges IRR by entering into mandatory forward sales agreements on ABS with third parties.

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

Rate locks and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  The estimated fair value of rate locks was $(263,000) and the estimated fair value of forward sales agreements was $51,000 at March 31, 2004.

Capital

Sterling’s total shareholders’ equity was $430.3 million at March 31, 2004 compared with $250.3 million at December 31, 2003.  The increase in total shareholders’ equity was primarily due to the issuance of shares and the increase in net income in connection with the Klamath merger.  Sterling acquired approximately $145 million of capital in connection with the Klamath merger.  Shareholders’ equity was 7.1% of total assets at March 31, 2004 compared with 5.9% at December 31, 2003.

Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors.  The Trust Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  For a complete description, see Note 2 of “Notes to Consolidated Financial Statements.”

Sterling has a variable-rate term note with U.S. Bank with a balance of $22.0 million outstanding at March 31, 2004.  This note matures on September 17, 2007.  Interest accrues at the 30-day LIBOR plus 2.00% and is payable monthly.  Sterling also has a $5.0 million revolving line of credit with U.S. Bank.  This line of credit expires on September 15, 2004.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.00% and is payable monthly.  At March 31, 2004, no amounts were outstanding on the line of credit.  The term note and line of credit are collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling’s $30.0 million of Floating Rate Notes Due 2006 were designed to be treated as Tier 2 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  See Note 2 of “Notes to Consolidated Financial Statements.”

At March 31, 2004, Sterling had an unrealized gain of $4.8 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2003, Sterling had an unrealized loss of $15.2 million, net of related income taxes, on investments and ABS classified as available for sale.  The change since December 31, 2003 primarily reflects a decrease in the average yield of certain long-term ABS.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At March 31, 2004, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at March 31, 2004.

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$319,352	8.00%	$399,190	10.00%	$434,517	10.88%
Core (Tier 1) risk-based capital (to risk-weighted assets)	159,676	4.00	239,514	6.00	394,796	9.87
Core (Tier 1) capital (to adjusted assets)	236,983	4.00	296,229	5.00	394,796	6.66

Goodwill Litigation

In contracts made in connection with Sterling Savings Bank’s acquisition of three insolvent savings institutions between 1985 and 1988, the U.S. government agreed that Sterling could use $38.0 million of “supervisory goodwill” associated with the acquisitions to help meet its regulatory capital requirements.  In 1989, Congress enacted the Financial Institutions Reform Recovery and Enforcement Act which provided, among other things, that savings institutions such as Sterling Savings Bank were no longer permitted to include supervisory goodwill in their regulatory capital.  Consequently, Sterling Savings Bank was required to discontinue use of its supervisory goodwill in calculating its capital ratios, which resulted in Sterling Savings Bank’s failing to comply with its minimum regulatory capital requirements from 1989 through 1991.

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

New Accounting Policies

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities.  Sterling adopted FIN No. 46R as of December 31, 2003 and Sterling has applied the provisions of FIN No. 46R beginning in the first quarter of 2004 by deconsolidating its subsidiary statutory trusts that issue Trust Preferred Securities to investors.  The amounts payable to these trusts continue to be treated as other borrowings.  The adoption of FIN No. 46R did not have a material effect on Sterling’s consolidated financial statements.  Sterling’s retained interest in its auto loan securitizations and its investments in commercial mortgage-backed securities will not be consolidated since both transaction structures are exempt from the requirements of FIN No. 46 and FIN No. 46R.

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

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(b)	Reports on Form 8-K. During the quarter ended March 31, 2004, there were four reports filed on Form 8-K.

On January 2, 2004, Sterling filed a report on Form 8-K containing a press release dated January 2, 2004 announcing the completion of the merger between Sterling and Klamath First Bancorp, Inc.

On January 16, 2004, Sterling filed a report on Form 8-K containing Pro Forma Financial information and other information regarding the merger between Sterling and Klamath.

On January 27, 2004, Sterling filed a report on Form 8-K containing a press release announcing results of operations for the fourth quarter of 2003.

On January 28, 2004, Sterling filed a report on Form 8-K containing a press release announcing the appointment of two directors to Sterling’s board of directors, the appointment of two directors to the board of directors of Sterling’s subsidiary, Sterling Savings Bank and the resignation of two directors from the Sterling board.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

May 10, 2004	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Senior Vice President – Finance, Assistant Secretary, and Principal Financial Officer

May 10, 2004	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer