Form 10-Q
period 2004-06-30
STERLING FINANCIAL CORP /WA/
filed 2004-08-09
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 30, 2004

Common Stock ($1.00 par value)	22,638,002

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$1	$1
Non-interest bearing and vault	92,593	65,478
Restricted	1,303	1,504
Investments and asset-backed securities (“ABS”):
Available for sale	2,015,243	1,070,955
Held to maturity	2,228	2,229
Loans receivable, net	3,721,991	2,906,426
Loans held for sale	39,497	14,616
Accrued interest receivable	24,151	16,531
Real estate owned, net	4,629	4,226
Office properties and equipment, net	77,570	54,620
Bank-owned life insurance (“BOLI”)	91,703	73,141
Goodwill	128,110	45,075
Other intangible assets	20,959	2,881
Mortgage servicing rights, net	3,472	3,500
Prepaid expenses and other assets, net	35,661	18,138
Total assets	$6,259,111	$4,279,321

LIABILITIES:
Deposits	$3,600,639	$2,455,076
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	1,336,439	1,026,031
Securities sold subject to repurchase agreements and funds purchased	659,262	363,137
Other borrowings	169,134	137,998
Cashiers checks issued and payable	18,985	17,624
Borrowers’ reserves for taxes and insurance	3,570	1,347
Accrued interest payable	11,641	8,223
Accrued expenses and other liabilities	51,219	19,537
Total liabilities	5,850,889	4,028,973

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 22,614,706 and 14,863,917 shares issued and outstanding	22,615	14,864
Additional paid-in capital	384,654	181,382
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investments and ABS available-for-sale, net of deferred income taxes of $16,877 and $8,181	(31,342)	(15,193)
Retained earnings	32,295	69,295
Total shareholders’ equity	408,222	250,348
Total liabilities and shareholders’ equity	$6,259,111	$4,279,321

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)

Interest income:
Loans	$55,725	$42,376	$108,059	$82,715
ABS	20,055	9,214	39,343	19,186
Investments and cash equivalents	1,460	1,061	3,229	2,235
Total interest income	77,240	52,651	150,631	104,136

Interest expense:
Deposits	12,386	9,493	24,537	18,513
Short-term borrowings	4,877	2,695	8,711	5,466
Long-term borrowings	11,253	10,423	22,970	21,546
Total interest expense	28,516	22,611	56,218	45,525

Net interest income	48,724	30,040	94,413	58,611

Provision for losses on loans	(3,000)	(2,550)	(5,850)	(4,800)
Net interest income after provision for losses on loans	45,724	27,490	88,563	53,811

Other income:
Fees and service charges	8,434	4,909	16,720	9,208
Mortgage banking operations	1,769	2,496	2,963	4,713
Loan servicing fees (costs)	160	(153)	306	(69)
Net gains on sales of securities	848	1,677	3,307	3,037
Real estate owned operations	(341)	(180)	(316)	(209)
BOLI	1,084	968	2,253	1,790
Charge related to early repayment of debt	0	0	0	(1,464)
Other noninterest income (expense)	(145)	(28)	(526)	(208)

Total other income	11,809	9,689	24,707	16,798

Operating expenses	37,088	22,604	74,807	44,015

Income before income taxes	20,445	14,575	38,463	26,594

Income tax provision	(6,962)	(5,058)	(12,996)	(9,294)

Net income	$13,483	$9,517	$25,467	$17,300

Earnings per share - basic	$0.60	$0.59	$1.13	$1.10

Earnings per share - diluted	$0.58	$0.57	$1.10	$1.08

Weighted average shares outstanding - basic	22,589,109	16,248,879	22,471,725	15,668,650

Weighted average shares outstanding - diluted	23,100,053	16,624,743	23,051,526	16,026,438

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$25,467	$17,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	5,855	4,945
Stock dividends on FHLB Seattle stock	(1,373)	(2,928)
Net gain on sales of loans, investments and ABS	(4,526)	(6,387)
Other losses	83	113
Change in cash surrender value of BOLI	(2,253)	(1,790)
Depreciation and amortization	7,475	5,806
Change in:
Accrued interest receivable	(1,109)	(1,309)
Prepaid expenses and other assets	4,143	6,578
Cashiers checks issued and payable	1,361	(1,888)
Accrued interest payable	1,304	323
Accrued expenses and other liabilities	(7,542)	777
Proceeds from sales of loans	85,820	209,735
Loans originated for sale	(84,601)	(206,385)

Net cash provided by operating activities	30,104	24,890

Cash flows from investing activities:
Change in restricted cash	201	(7,439)
Loans funded	(1,304,323)	(1,074,374)
Loan principal received	1,023,869	828,734
Purchase of investments	(229,460)	(11,853)
Proceeds from maturities of investments	225,285	1,531
Proceeds from sales of available-for-sale investments	95,603	10,681
Cash and cash equivalents acquired as part of mergers	44,894	143,631
Purchase of BOLI	0	(10,000)
Purchase of ABS	(710,378)	(991,720)
Principal payments on ABS	188,378	166,722
Proceeds from sales of ABS	259,308	581,160
Purchase of office properties and equipment	(5,996)	(2,150)
Improvements and other changes to real estate owned	213	123
Proceeds from sales and liquidation of real estate owned	1,633	1,875

Net cash used in investing activities	(410,773)	(363,079)

The accompanying notes are an integral part of the consolidated financial statements.

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$97,568	$54,404
Proceeds from issuance of time deposits	1,068,064	785,335
Payments for maturing time deposits	(1,031,191)	(661,334)
Interest credited to deposits	23,258	16,983
Advances from FHLB Seattle	518,464	296,102
Repayment of FHLB Seattle advances	(569,823)	(185,072)
Net change in securities sold subject to repurchase agreements and funds purchased	296,125	27,189
Proceeds from other borrowings	0	54,000
Repayment of other borrowings	(280)	(41,900)
Payments for fractional shares and certain merger costs	(240)	(30)
Proceeds from exercise of stock options, net of repurchases	3,914	583
Deferred financing costs	0	(732)
Other	1,925	236
Net cash provided by financing activities	407,784	345,764

Net change in cash and cash equivalents	27,115	7,575
Cash and cash equivalents, beginning of period	65,479	77,065

Cash and cash equivalents, end of period	$92,594	$84,640

Supplemental disclosures:
Cash paid during the period for:
Interest	$52,800	$46,299
Income taxes	11,105	9,457

Noncash financing and investing activities:
Loans converted into real estate owned	1,794	1,309
Common stock dividend	62,468	28,699
Common stock issued upon business combination	145,166	28,107

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)

Net income	$13,483	$9,517	$25,467	$17,300

Other comprehensive income:
Change in unrealized gains (losses) on investments and ABS available-for-sale	(55,670)	(6,943)	(24,845)	(6,745)
Less deferred income taxes	19,485	2,430	8,696	2,361

Net other comprehensive income (loss)	(36,185)	(4,513)	(16,149)	(4,384)

Comprehensive income (loss)	$(22,702)	$5,004	$9,318	$12,916

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

2.                                      Other Borrowings:

The components of other borrowings are as follows (in thousands):

	June 30, 2004	December 31, 2003

Term note payable(1)	$22,000	$22,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(3)	109,282	80,415
Floating Rate Notes Due 2006(4)	30,000	30,000
Other(5)	7,852	5,583
Total	$169,134	$137,998

(1)          Sterling has a $22.0 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.00% (for a total of 3.11% at June 30, 2004) and is payable monthly.  Principal payments are due in annual installments of $3.0 million each September, with the entire unpaid balance due at maturity.  This note is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(2)          Sterling has a $5.0 million revolving line of credit with U.S. Bank. This line of credit expires on September 15, 2004.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.00% and is payable monthly.  This line of credit is collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  At June 30, 2004, no amount was outstanding on this line of credit.

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

Subsidiary Issuer	Issue Date	Maturity Date	Call Date	Mandatorily Redeemable Capital Security	Rate at June 30, 2004	Amount (in Thousands)

Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating Rate Capital Securities	4.72%	$10,310

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating Rate Capital Securities	4.84%	20,619

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating Rate Preferred Securities	4.40%	10,310

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating Rate Capital Securities	4.43%	14,433

Klamath First Capital Trust II	April 2002	April 2032	April 2007	Floating Rate Capital Securities	5.07%	13,464

Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating Rate Capital Securities	4.96%	15,403

Sterling Capital Trust II	July 2001	July 2031	June 2006	10.25% Cumulative Capital Securities	10.25%	24,743
						$109,282

(4)          Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it may incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At June 30, 2004, Sterling could have incurred approximately $164.7 million of additional long-term debt.  At June 30, 2004, Sterling could have paid up to approximately $52.9 million in additional dividends.

Interest accrues at the 90-day LIBOR plus 2.50% (for a total of 4.02% at June 30, 2004) and is adjustable and payable quarterly.  The notes mature in 2006 and may be redeemed under certain conditions.

(5)          During the quarter ended June 30, 2004 and in 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying sold loans were collateral on the loan to the purchaser, these sales were accounted for as financings.  At June 30, 2004, $7.9 million remained outstanding on the financings.

3.                                      Earnings Per Share:

The following table presents the basic and diluted earnings per share computations including the effect of the 10% stock dividend, which was paid on May 28, 2004.  All per share amounts presented reflect this dividend.

	Three Months Ended June 30,
	2004			2003
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$13,483,000	22,589,109	$0.60	$9,517,000	16,248,879	$0.59

Effect of dilutive securities:
Common stock options	0	510,944	(0.02)	0	375,864	(0.02)

Diluted computations	$13,483,000	23,100,053	$0.58	$9,517,000	16,624,743	$0.57

Antidilutive options not included in diluted earnings per share		11,000			0

	Six Months Ended June 30,
	2004			2003
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$25,467,000	22,471,725	$1.13	$17,300,000	15,668,650	$1.10

Effect of dilutive securities:
Common stock options	0	579,801	(0.03)	0	357,788	(0.02)

Diluted computations	$25,467,000	23,051,526	$1.10	$17,300,000	16,026,438	$1.08

Antidilutive options not included in diluted earnings per share		11,000			0

4.                                      Operating Expenses:

The following table details the components of Sterling’s total operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)

Employee compensation and benefits	$19,118	$11,997	$38,324	$23,955
Occupancy and equipment	5,929	3,657	11,147	7,164
Depreciation	1,785	1,241	3,523	2,401
Amortization of identifiable intangible assets	555	79	1,111	105
Advertising	1,840	1,689	3,707	2,049
Data processing	2,826	1,615	4,899	3,226
Insurance	289	183	567	350
Legal and accounting	1,019	409	1,598	913
Travel and entertainment	1,073	721	1,936	1,259
Goodwill litigation costs	25	64	140	314
Merger and acquisition costs	922	45	4,835	188
Other	1,707	904	3,020	2,091

Total operating expenses	$37,088	$22,604	$74,807	$44,015

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended June 30, 2004
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$73,094	$2,253	$1,666	$0	$227	$77,240
Interest expense	26,521	0	0	0	1,995	28,516
Net interest income (expense)	46,573	2,253	1,666	0	(1,768)	48,724
Provision for loan losses	(3,000)	0	0	0	0	(3,000)
Noninterest income	11,536	2,063	831	903	(3,524)	11,809
Noninterest expense	31,874	3,448	1,002	721	43	37,088
Income before income taxes	$23,235	$868	$1,495	$182	$(5,335)	$20,445

Total assets	$6,295,133	$18,488	$16,111	$1,345	$(71,966)	$6,259,111

	As of and for the Three Months Ended June 30, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$48,964	$2,258	$1,428	$1	$0	$52,651
Interest expense	20,697	0	0	0	1,914	22,611
Net interest income (expense)	28,267	2,258	1,428	1	(1,914)	30,040
Provision for loan losses	(2,550)	0	0	0	0	(2,550)
Noninterest income	10,462	2,523	618	508	(4,422)	9,689
Noninterest expense	19,263	2,550	620	399	(228)	22,604
Income before income taxes	$16,916	$2,231	$1,426	$110	$(6,108)	$14,575

Total assets	$4,135,402	$19,211	$13,298	$1,417	$(72,326)	$4,097,002

	As of and for the Six Months Ended June 30, 2004
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$142,483	$4,282	$3,413	$1	$452	$150,631
Interest expense	52,227	0	0	0	3,991	56,218
Net interest income (expense)	90,256	4,282	3,413	1	(3,539)	94,413
Provision for loan losses	(5,850)	0	0	0	0	(5,850)
Noninterest income	23,744	3,847	1,214	1,859	(5,957)	24,707
Noninterest expense	64,252	6,633	2,157	1,471	294	74,807
Income before income taxes	$43,898	$1,496	$2,470	$389	$(9,790)	$38,463

Total assets	$6,295,133	$18,488	$16,111	$1,345	$(71,966)	$6,259,111

	As of and for the Six Months Ended June 30, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$96,969	$4,309	$2,857	$1	$0	$104,136
Interest expense	41,514	0	0	0	4,011	45,525
Net interest income (expense)	55,455	4,309	2,857	1	(4,011)	58,611
Provision for loan losses	(4,800)	0	0	0	0	(4,800)
Noninterest income	19,972	5,135	606	966	(9,881)	16,798
Noninterest expense	37,730	4,650	1,363	725	(453)	44,015
Income before income taxes	$32,897	$4,794	$2,100	$242	$(13,439)	$26,594

Total assets	$4,135,402	$19,211	$13,298	$1,417	$(72,326)	$4,097,002

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

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)

Reported net income	$13,483	$9,517	$25,467	$17,300
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,009)	(548)	(2,018)	(1,097)
Pro forma	$12,474	$8,969	$23,449	$16,203

Basic earnings per share:
Reported earnings per share	$0.60	$0.59	$1.13	$1.10
Stock-based employee compensation, fair value	(0.05)	(0.04)	(0.09)	(0.07)
Pro forma earnings per share	$0.55	$0.55	$1.04	$1.03

Diluted earnings per share:
Reported earnings per share	$0.58	$0.57	$1.10	$1.08
Stock-based employee compensation, fair value	(0.04)	(0.03)	(0.08)	(0.07)
Pro forma earnings per share	$0.54	$0.54	$1.02	$1.01

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  Sterling believes the implementation of SOP No. 03-3 will not have a material effect on its consolidated financial statements.

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

Rate locks and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  The estimated fair value of rate locks was an asset of $357,356 and the estimated fair value of forward sales agreements was a liability of $195,469 at June 30, 2004.

9.                                      Business Combinations:

On January 2, 2004, Klamath First Bancorp, Inc. (“Klamath”), an Oregon corporation, was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

10.                               Stock Dividend:

On May 28, 2004, Sterling paid a 10% stock dividend.  Accordingly, all weighted average shares outstanding and per share amounts have been restated to reflect this common stock dividend.

11.                               Subsequent Event:

In July 2004, Sterling sold substantially all the assets of The Dime Service Corporation (“Dime”) and exited the property and casualty insurance business.  The assets and liabilities of Dime were not material to the consolidated financial statements and there was no material gain or loss recorded on the sale.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

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

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $6.26 billion in total assets at June 30, 2004, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 135 retail branches located in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices, including nine in-store branches, as well as Action Mortgage residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington, Oregon and Arizona.  Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial.

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

Executive Summary and Highlights

Net income for the three months ended June 30, 2004 increased 42% to $13.5 million, or $0.58 per diluted share, compared with net income of $9.5 million, or $0.57 per diluted share, for last year’s comparable period.  Net income for the six months ended June 30, 2004 increased 47% to $25.5 million, or $1.10 per diluted share, compared with net income of $17.3 million, or $1.08 per diluted share, for last year’s comparable period.  The increase in earnings primarily reflected continued increases in NII and other income that were primarily due to the recent merger (the “Merger”) with Klamath First Bancorp, Inc. (“Klamath”).

Other highlights for the quarter ended June 30, 2004 are as follows:

•            Earnings per diluted share were $0.58 for the quarter ended June 30, 2004, compared to $0.57 per diluted share for the same period in 2003.

•            NII increased 62% over the second quarter of 2003.

•            Total loan originations increased to a record $786.4 million for the three months ended June 30, 2004, a 19% increase over the second quarter of 2003.

•            Nonperforming assets to total assets decreased to 27 basis points from 77 basis points at June 30, 2003.

•            Sterling paid a 10% stock dividend effective May 28, 2004.

Company Growth

In January 2004, Klamath was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Merger, each share of Klamath common stock was converted into 0.77 shares of Sterling common stock.  Sterling issued 5,431,067 shares of common stock in exchange for all of the stock of Klamath.  As a result of the Merger, Sterling acquired approximately $988 million in deposits, $778 million in investments and ABS, $564 million in loans and $145 million in capital, while adding approximately 450 employees to its work force.  In addition, Sterling added 48 retail branches and significantly increased its deposit market share in Oregon from 0.5% to over 4.0%.  See Note 9 of “Notes to Consolidated Financial Statements.”

With this expanded branch network, Sterling has strengthened its position as a leading regional community bank.  This merger is consistent with Sterling’s strategy to become the leading community bank in the Pacific Northwest.  Klamath’s strong deposit base has complemented Sterling’s asset growth strategy, while the combined branch network and access to capital have given Sterling the opportunity to continue its growth in the region.

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

Critical Accounting Policies

The accounting and reporting policies of Sterling conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  Sterling’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of Sterling’s Consolidated Financial Statements and Management’s Discussion and Analysis.

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

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at June 30, 2004. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings under realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the three and six months ended June 30, 2004.  Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Sterling’s management performed the annual test of its goodwill and other intangible assets as of June 30, 2004, and concluded that the recorded values were not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different but still reasonable assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.  Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (generally eight to ten years).

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

Results of Operations

Overview.  Sterling recorded net income of $13.5 million, or $0.58 per diluted share, for the three months ended June 30, 2004, compared with net income of $9.5 million, or $0.57 per diluted share, for the three months ended June 30, 2003.  Sterling recorded net income of $25.5 million, or $1.10 per diluted share, for the six months ended June 30, 2004, compared with $17.3 million, or $1.08 per diluted share, for the six months ended June 30, 2003.  The increases in net income for both periods reflect an increase in NII and other income.

The annualized return on average assets (“ROA”) was 0.86% and 0.98% for the three months ended June 30, 2004 and 2003, respectively, while ROA was 0.84% and 0.92% for the six months ended June 30, 2004 and 2003, respectively.  The annualized return on average equity (“ROE”) was 12.4% and 15.5% for the three months ended June 30, 2004 and 2003, respectively.  ROE was 12.2% and 15.0% for the six months ended June 30, 2004 and 2003, respectively.  The decreases in ROA primarily reflected a higher balance of average assets relative to last year’s comparable period.  The decreases in ROE were primarily due to the increase in shareholder’s equity.  The lower-yielding assets acquired in the Merger also decreased Sterling’s ROA and ROE.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended June 30, 2004 and 2003, NII was $48.7 million and $30.0 million, respectively, an increase of 62%.  For the six months ended June 30, 2004 and 2003, NII was $94.4 million and $58.6 million, an increase of 61%.  The increase in NII during the three and six months ended June 30, 2004, compared to the same periods in 2003, was primarily due to the increases in average loan and ABS volumes following the Merger and a decrease in the cost of deposits and borrowings.

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

Average interest-earning assets for the three months ended June 30, 2004 and 2003 were $5.77 billion and $3.64 billion, respectively.  Average loans increased by $1.05 billion, while average investments and ABS increased by $1.08 billion over the 2003 amounts.  Net interest spread during these periods was 3.37% and 3.26%, respectively.  Net interest margin for the three months ended June 30, 2004 and 2003 was 3.40% and 3.31%, respectively.  Net interest spread increased due to a greater decrease in the cost of funds relative to the yield on average interest-earning assets.  The increase in the net interest margin reflected a greater volume of average earning assets compared to the second quarter of 2003.

Average interest-earning assets for the six months ended June 30, 2004 and 2003 were $5.64 billion and $3.55 billion, respectively.  Average loans increased by $1.06 billion, while average investments and ABS increased by $1.03 billion over the prior comparable period.  Net interest spread for the six months ended June 30, 2004 and 2003 was 3.35% and 3.29%, respectively, while the net interest margin for the same periods was 3.36% and 3.33%, respectively.  The increase in the net interest spread during the six months ended June 30, 2004 was due to the same factors that influenced the three month change.  The increase in the net interest margin for the six month period reflected a higher average volume of loans and ABS, generating the increase in NII, thereby increasing the margin compared to the same period in 2003. However, Sterling acquired lower-yielding loans and securities from the Merger that partially offset the increase in the ratios during the first six months of 2004.

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

Sterling recorded provisions for losses on loans of $3.0 million and $2.6 million for the three months ended June 30, 2004 and 2003, respectively.  Sterling recorded provisions for losses on loans of $5.9 million and $4.8 million for the six months ended June 30, 2004 and 2003, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)

Balance at January 1	$35,605	$27,866
Allowance for loan losses acquired	6,722	869
Provision for losses on loans	5,850	4,800
Amounts written off net of recoveries and other	(2,926)	(1,501)
Balance at June 30	$45,251	$32,034

At June 30, 2004, Sterling’s total classified assets were 1.29% of total assets, compared with 1.96% of total assets at June 30, 2003.  Nonperforming assets were 0.27% of total assets at June 30, 2004, compared with 0.77% of total assets at June 30, 2003.  The decreases in classified and nonperforming assets primarily reflected the sale of certain real estate owned properties, as well as improvements in the status of certain business banking, commercial real estate and construction loans.  Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard.  At June 30, 2004, the loan delinquency ratio was 0.43% of total loans compared to 1.13% of total loans at June 30, 2003.  The decrease in the ratio primarily reflected lower volumes of delinquent consumer and commercial real estate loans.

Other Income.  Other income was $11.8 million and $9.7 million for the three months ended June 30, 2004 and 2003, respectively.  Other income was $24.7 million and $16.8 million for the six months ended June 30, 2004 and 2003, respectively.  The increase was primarily due to an increase in fees and service charges.

Fees and service charge income increased by 72% to $8.4 million for the three months ended June 30, 2004 from $4.9 million for the same period last year.  For the six months ended June 30, 2004 and 2003, fees and service charge income increased by 82%, or $7.5 million.  This increase was primarily due to an increase in the number of transaction accounts, fees for new overdraft protection services and strong growth in the number of transaction accounts.  Sterling had 145,641 transaction accounts at June 30, 2004, an increase of 61,713 accounts from June 30, 2003.  Most of this increase was from accounts acquired in the Merger.

The following table summarizes loan originations, sales of loans and the balance of serviced mortgage loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$91.9	$146.4	$162.7	$278.7
Sales of residential loans	55.0	92.8	82.3	188.1
Principal balances of residential loans serviced for others	206.3	213.5	206.3	213.5
Principal balances of commercial real estate loans serviced for others	291.0	196.5	291.0	196.5

Mortgage banking operations (“MBO”) income was $1.8 million and $2.5 million, respectively, for the three months ended June 30, 2004 and 2003, respectively.  MBO income was $3.0 million and $4.7 million for the six months ended June 30, 2004 and 2003, respectively.  The decrease primarily reflected an industry wide slow-down in residential refinancing activity.  Increased revenues from Sterling’s commercial mortgage banking segment partially offset the decreases in the residential mortgage banking segment, particularly in the June 2004 quarter.  During the quarter ended June 30, 2004, the commercial mortgage banking segment provided 34% of total MBO income, as compared with 13% for the March 2004 quarter.

During the quarter ended June 30, 2004, Sterling sold $77.4 million in investments and ABS, compared with $373.5 million for the quarter ended June 30, 2003.  Sterling recognized a net gain of $0.8 million and $1.7 million for the three months ended June 30, 2004 and 2003, respectively.  During the six months ended June 30, 2004, Sterling sold $344.2 million in investments and ABS compared with $588.8 million for the same period in 2003.  Sterling recognized a net gain of $3.3 million and $3.0 million for the six months ended June 30, 2004 and 2003, respectively.  The decrease in net gains on sales of investments and ABS for the three months ended June 30, 2004 compared to the prior year’s comparable period primarily reflected the decrease in the volume of sales of investments and ABS.

Operating Expenses.  Operating expenses were $37.1 million and $22.6 million for the three months ended June 30, 2004 and 2003, respectively.  Operating expenses were $74.8 million and $44.0 million for the six months ended June 30, 2004 and 2003, respectively.  The higher level of operating expenses was primarily due to increases in personnel, occupancy, and data processing expenses and merger and acquisition costs.

Employee compensation and benefits were $19.1 million and $12.0 million for the three months ended June 30, 2004 and 2003, respectively.  Employee compensation and benefits were $38.3 million and $24.0 million for the six months ended June 30, 2004 and 2003, respectively.  Full-time equivalent employees have increased year-over-year to 1,552 full-time equivalents at June 30, 2004, an increase of 494 full-time equivalents.  The majority of this year-over-year increase can be attributed to the personnel acquired in the Merger.

Occupancy and equipment expenses were $5.9 million and $3.7 million for the three months ended June 30, 2004 and 2003, respectively.  Occupancy and equipment expenses were $11.1 million and $7.2 million for the six months ended June 30, 2004 and 2003, respectively.  The increase for the period reflected higher costs related to additional occupied space and additional staff equipment costs associated with Sterling’s acquisition of 48 additional branch locations as a result of the Merger.

Data processing expenses were $2.8 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively.  Data processing expenses were $4.9 million and $3.2 million for the six months ended June 30, 2004 and 2003, respectively. The increases for both periods reflected the increase in data processing volume due to increases in the number of transactions, deposits and employees as a result of the Merger.

Merger and acquisition costs were $922,000 and $45,000 for the three months ended June 30, 2004 and 2003, respectively.  Merger and acquisition costs were $4.8 million and $188,000 for the six months ended June 30, 2004 and 2003, respectively.  The increase in merger and acquisition costs for the six month period resulted from the Merger.  Management does not anticipate material costs associated with the Merger for the remainder of the year.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $7.0 million and $5.1 million for the three months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004 and 2003, Sterling recorded federal and state income tax provisions of $13.0 million and $9.3 million, respectively.  The effective tax rates for the three month periods were 34.1% and 34.7%, respectively.  The effective tax rates for the six month periods were 33.8% and 34.9%, respectively.  The decrease in the effective tax rates compared to the periods ended June 30, 2003 were primarily due to the effect of tax credits for investments in certain low income housing developments.

Financial Position

Assets.  At June 30, 2004, Sterling’s assets were $6.26 billion, up 46% from $4.28 billion at December 31, 2003.  For a discussion of the impact of the Merger on Sterling’s consolidated total assets, see “Company Growth.”

Investments and ABS.  Sterling’s investment and ABS portfolio at June 30, 2004 was $2.0 billion, an increase of $944.3 million from the December 31, 2003 balance of $1.07 billion.  The increase was primarily due to approximately $778 million of investments and ABS acquired from the Merger.

Loans Receivable.  At June 30, 2004, net loans receivable were $3.72 billion, up $815.6 million from $2.91 billion at December 31, 2003.  The increase was primarily due to approximately $564 million of loans acquired from the Merger, as well as increased loan originations during the most recent quarter.  During the three months ended June 30, 2004, total loan originations were $786.4 million compared with $658.8 million for the prior year’s comparable period.  During the six months ended June 30, 2004, total loan originations were $1.38 billion compared with $1.14 billion for the prior year’s comparable period.  The quarter-over-quarter and year-over-year increases in loan originations were mainly influenced by strong consumer-direct, corporate and business banking lending.  These increases were partially offset by a continued decrease in residential real estate loan originations.

The following table sets forth the composition of Sterling’s loan portfolio at the dates indicated.  Loan balances exclude deferred loan origination costs and fees or allowances for loan losses:

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)

Residential real estate	$566,218	15.0	$407,999	13.8
Multifamily real estate	185,487	4.9	167,220	5.7
Commercial real estate	628,500	16.6	463,191	15.7
Real estate construction	572,468	15.2	552,965	18.7
Consumer - direct	510,362	13.5	309,931	10.5
Consumer - indirect	106,503	2.8	99,697	3.4
Business and private banking	875,699	23.2	720,071	24.4
Corporate banking	330,540	8.8	228,233	7.8
Gross loans receivable	3,775,777	100.0	2,949,307	100.0
Net deferred origination fees	(8,535)		(7,276)
Allowance for losses on loans	(45,251)		(35,605)
Loans receivable, net	$3,721,991		$2,906,426

Weighted average yield at end of period	5.93%		5.71%

The following table sets forth Sterling’s loan originations for the period indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003e	% Chang	2004	2003	% Change
	(Dollars in thousands)

Residential real estate	$91,948	$146,405	(37.2)	$162,677	$278,693	(41.6)
Multifamily real estate	21,080	17,077	23.4	36,417	30,442	19.6
Commercial real estate	37,755	48,304	(21.8)	98,515	85,403	15.4
Real estate construction	213,079	195,137	9.2	388,591	324,291	19.8
Consumer - direct	127,792	61,632	107.3	195,924	93,940	108.6
Consumer - indirect	11,512	15,594	(26.2)	24,419	29,862	(18.2)
Business and private banking	122,621	122,857	(0.2)	265,974	197,443	34.7
Corporate banking	160,576	51,780	210.1	203,816	98,630	106.7

Total loans originated	$786,363	$658,786	19.4	$1,376,333	$1,138,704	20.9

BOLI.  Bank-owned life insurance (“BOLI”) increased to $91.7 million at June 30, 2004 from $73.1 million at December 31, 2003.  The increase was primarily due to the $16.3 million in BOLI acquired in the Merger.  Sterling maintains BOLI to fund employee benefit costs.  Through the purchase of BOLI, Sterling becomes the beneficiary of life insurance policies on certain individuals who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $149.1 million at June 30, 2004 from $48.0 million at December 31, 2003.  In January 2004, Sterling recorded $83.2 million in goodwill and $19.2 million in other intangible assets in connection with the Merger.

Deposits.  Total deposits increased $1.15 billion to $3.60 billion at June 30, 2004 from $2.46 billion at December 31, 2003, primarily due to the acquisition of approximately $988 million in deposits from the Merger.  See “Company Growth.”

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)

Noninterest checking	$525,329	14.6	$306,456	12.5
NOW checking	401,066	11.1	301,197	12.3
Savings and money market	1,095,266	30.4	663,858	27.0
Time deposits	1,579,038	43.9	1,183,565	48.2

Total deposits	$3,600,699	100.0	$2,455,076	100.0

Annualized cost of deposits		1.40%		1.58%

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At June 30, 2004, the total of such borrowings was $2.16 billion compared with $1.53 billion at December 31, 2003.  See “Liquidity and Capital Resources.”

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

Sterling continues to manage the level of its IRR while increasing its NII and NPV.  Sterling’s strategy includes: a) originating and retaining variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; b) utilizing the cash flows from the ABS portfolio to fund loan originations; c) selling certain long-term, fixed-rate loans and investments; and d) increasing the level of core deposits, which generally are a lower-cost funding source than wholesale borrowings.  Additionally, over 50% of Sterling’s loan portfolio will reprice or mature over the next 12 months.  There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII and NPV.

The following table presents Sterling’s estimates of changes in NPV for the periods indicated.  The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve.  These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

	At June 30, 2004					At December 31, 2003
Change in Interest Rate in Basis Points (Rate Shock)	NPV		Ratio of NPV to the Present Value of Total Assets		% Change in NPV	NPV		Ratio of NPV to the Present Value of Total Assets		% Change in NPV
(Dollars in thousands)

+300	$364,567		5.95%		(28.7)	$232,820		5.10%		(23.3)
+200	415,980		6.69		(18.7)	260,054		5.66		(14.3)
+100	467,203		7.40		(8.7)	285,298		6.09		(6.0)
Static	511,633		7.99		0.0	303,395		6.44		0.0
-100	501,476		7.79		(2.0)	270,817		5.19		(10.8)
-200	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A (1)
-300	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A (1)

(1)          In low interest rate environments, the calculations are not relatively meaningful.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a negative 10.7% and a negative 6.1% at June 30, 2004 and December 31, 2003, respectively.  Sterling calculated its three-year gap position to be a negative 3.4% and a negative 1.0% at June 30, 2004 and December 31, 2003, respectively.  The change in both gap positions was primarily due to the duration of interest-earning assets and interest-bearing liabilities acquired from the Merger.  Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At June 30, 2004, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “Results of Operations – Net Interest Income” and “Capital.”

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased 47% to $3.60 billion at June 30, 2004 from $2.46 billion at December 31, 2003, primarily due to the acquisition of approximately $988 million in deposits from the Merger and to additional increases in transaction deposits.

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

During the six months ended June 30, 2004, cash used in investing activities consisted primarily of the amounts used to fund loans and purchase investments and ABS.  Sterling acquired approximately $45 million of cash and cash equivalents as a result of the Merger.  During this period, net cash provided by financing activities was $407.8 million, which consisted primarily of $97.6 million in deposits and $296.1 million in additional reverse repurchase agreements used to supplement other funding sources.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements.  At June 30, 2004, this credit line represented a total borrowing capacity of $2.16 billion, of which $153.7 million was available.  Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans.  At June 30, 2004, Sterling Savings Bank had $659.3 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $284.7 million.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.

Sterling, on a parent company-only basis, had cash and other resources of approximately $30.5 million and a revolving line of credit from U.S. Bank of $5.0 million at June 30, 2004 with no funds drawn on this line of credit.  This line of credit as well as a $22.0 million term note are secured by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 2 of “Notes to Consolidated Financial Statements.”

At June 30, 2004 and 2003, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  At June 30, 2004 and 2003, Sterling had an investment in the Common Stock of Sterling Savings Bank of $295.0 million and $132.6 million, respectively.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $968,000 during the six months ended June 30, 2004.  These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 2 of “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents Sterling’s on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2004:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Over 3 to 5 years	More than 5 years
	(Dollars in thousands)

Long-term debt(1)	$158,000	$3,000	$36,000	$6,000	$113,000
Capital lease obligations	0	0	0	0	0
Operating leases	18,135	2,519	9,251	3,598	2,767
Purchase obligations(2)	2,826	2,826	0	0	0
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	0	0	0	0	0
Total	$178,961	$8,345	$45,251	$9,598	$115,767

(1)          Excludes interest payments.  See Note 2 of “Notes to Consolidated Financial Statements.”

(2)          Excludes recurring accounts payable amounts due in the third quarter of 2004.

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

Rate locks and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  The estimated fair value of rate locks was an asset of $357,356 and the estimated fair value of forward sales agreements was a liability of $195,469 at June 30, 2004.

Capital

Sterling’s total shareholders’ equity was $408.2 million at June 30, 2004 compared with $250.3 million at December 31, 2003.  The increase in total shareholders’ equity was primarily due to the issuance of shares in connection with the Merger and the increase in net income.  Sterling acquired approximately $145 million of capital in connection with the Merger.  Shareholders’ equity was 6.5% of total assets at June 30, 2004 compared with 5.9% at December 31, 2003.

At June 30, 2004, Sterling had an unrealized loss of $31.3 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2003, Sterling had an unrealized loss of $15.2 million, net of related income taxes, on investments and ABS classified as available for sale.  The change since December 31, 2003 reflected the decrease in the market value of the ABS portfolio, which was primarily caused by the increase in long-term interest rates.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

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

Sterling has a variable-rate term note with U.S. Bank with a balance of $22.0 million outstanding at June 30, 2004.  This note matures on September 17, 2007.  Interest accrues at the 30-day LIBOR plus 2.00% and is payable monthly.  Sterling also has a $5.0 million revolving line of credit with U.S. Bank.  This line of credit expires on September 15, 2004.  The interest rate is adjustable monthly at the 30-day LIBOR plus 2.00% and is payable monthly.  At June 30, 2004, no amounts were outstanding on the line of credit.  The term note and line of credit are collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling’s $30.0 million of Floating Rate Notes Due 2006 were designed to be treated as Tier 2 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At June 30, 2004, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at June 30, 2004:

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$333,839	8.00%	$417,299	10.00%	$453,089	10.86%
Core (Tier 1) risk-based capital (to risk-weighted assets)	166,919	4.00	250,379	6.00	410,483	9.84
Core (Tier 1) capital (to adjusted assets)	245,387	4.00	306,734	5.00	410,483	6.69

Goodwill Litigation

In contracts made in connection with Sterling Savings Bank’s acquisition of three insolvent savings institutions between 1985 and 1988, the U.S. government agreed that Sterling could use $38.0 million of “supervisory goodwill” associated with the acquisitions to help meet its regulatory capital requirements.  In 1989, Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act which provided, among other things, that savings institutions such as Sterling Savings Bank were no longer permitted to include supervisory goodwill in their regulatory capital.  Consequently, Sterling Savings Bank was required to discontinue use of its supervisory goodwill in calculating its capital ratios, which resulted in Sterling Savings Bank’s failing to comply with its minimum regulatory capital requirements from 1989 through 1991.

In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters relating to Sterling’s past acquisitions of troubled thrift institutions (the “Goodwill Litigation”).  In the Goodwill Litigation, Sterling seeks damages for, among other things, breach of contract and for deprivation of property without just compensation.

In September 2002, the U.S. Court of Federal Claims granted Sterling Savings Bank’s motion for summary judgment as to liability on its contract claim, holding that the United States government owed contractual obligations to Sterling with respect to its acquisition of three failing regional thrifts during the 1980’s and had breached its contracts with Sterling.  Sterling is waiting for a trial date to be set to determine what amount, if any, the government must pay in damages for its breach.  The timing and ultimate outcome of the Goodwill Litigation cannot be predicted with certainty.  Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses at levels similar to those in 2003 over the next one to two years.

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

Regulation and Compliance

Sterling is subject to many laws and regulations applicable to banking activities.  As a thrift holding company, Sterling is subject to comprehensive examination and regulation by the OTS.  Sterling Savings Bank, as a Washington State-chartered savings association, is subject to comprehensive regulation and examination by the Washington Supervisor as its chartering authority, the OTS as its primary federal regulator, and by the FDIC, which administers the Savings Association Insurance Fund, which insures Sterling Savings Bank’s deposits to the maximum extent permitted by law.  Sterling Savings Bank is a member of FHLB Seattle, which is one of the twelve regional banks, which comprise the FHLB System.  Sterling Savings Bank is further subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

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

•                  inflation, interest rate levels and market and monetary fluctuations;

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

•                  technological and management changes;

•                  growth and acquisition strategies;

•                  Sterling’s critical accounting policies and the implementation of such policies;

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

STERLING FINANCIAL CORPORATION

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

Item 4 -  Submission of Matters to a Vote of Security Holders

Sterling’s Annual Meeting of Shareholders (the “Meeting”) was held on April 27, 2004.  The following was submitted to a vote of the security holders of Sterling at the Meeting:

Election of five Directors to serve for the following terms:

Terms expiring in the year 2007:

Ned M. Barnes	Votes for:	17,671,628	Withheld:	395,200
James P. Fugate	Votes for:	17,597,516	Withheld:	469,312
Robert D. Larrabee	Votes for:	17,635,607	Withheld:	431,221

Approximate Broker Non-votes: 0

Term expiring in the year 2006:

William “Ike” L. Eisenhart	Votes for:	17,555,631	Withheld:	511,197

Approximate Broker Non-votes: 0

Term expiring in the year 2005:

Donald N. Bauhofer	Voted for:	17,943,747	Withheld:	123,081

Approximate Broker Non-votes: 0

The following are the names of the other Directors whose terms continued after the meeting:

Rodney W. Barnett
Thomas H. Boone
Harold B. Gilkey
William W. Zuppe

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

10

Employment Agreement between Sterling and Harold B. Gilkey, filed as Exhibit 10.7 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference herein was extended in June 2004 for one year to July 1, 2005.

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

(b)                                 Reports on Form 8-K.  During the quarter ended June 30, 2004, there were two reports filed on Form 8-K.

On April 26, 2004, Sterling filed a report on Form 8-K containing a press release announcing results of operations for the quarter ended March 31, 2004.

On April 27, 2004, Sterling filed a report on Form 8-K containing a press release announcing that the Board of Directors of Sterling declared a 10% stock dividend, payable on May 28, 2004 to shareholders of record at May 10, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

August 9, 2004	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Executive Vice President, Assistant Secretary, and Principal Financial Officer

August 9, 2004	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer