Form 10-Q
period 2004-09-30
STERLING FINANCIAL CORP /WA/
filed 2004-11-09
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 29, 2004
Common Stock ($1.00 par value)	22,803,157

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2004

TABLE OF CONTENTS

PART I - Financial Information

Item 1 -	Financial Statements (Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Comprehensive Income

Notes to Consolidated Financial Statements

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

Item 4 -	Controls and Procedures

PART II - Other Information

Item 1 -	Legal Proceedings

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 5 -	Other Information

Item 6 -	Exhibits

Signatures

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$3,984	$1
Non-interest bearing and vault	100,698	65,478
Restricted	1,341	1,504
Investments and asset-backed securities ("ABS"):
Available for sale	2,173,086	1,070,955
Held to maturity	47,841	2,229
Loans receivable, net	4,021,008	2,906,426
Loans held for sale	16,367	14,616
Accrued interest receivable	26,445	16,531
Real estate owned, net	3,447	4,226
Office properties and equipment, net	77,920	54,620
Bank-owned life insurance ("BOLI")	92,792	73,141
Goodwill	111,050	45,075
Other intangible assets	20,403	2,881
Mortgage servicing rights, net	3,526	3,500
Prepaid expenses and other assets, net	33,538	18,138
Total assets	$6,733,446	$4,279,321

LIABILITIES:
Deposits	$3,776,932	$2,455,076
Advances from Federal Home Loan Bank of Seattle ("FHLB Seattle")	1,593,503	1,026,031
Securities sold subject to repurchase agreements and funds purchased	681,843	363,137
Other borrowings	166,134	137,998
Cashiers checks issued and payable	7,346	17,624
Borrowers' reserves for taxes and insurance	5,367	1,347
Accrued interest payable	12,365	8,223
Accrued expenses and other liabilities	42,719	19,537
Total liabilities	6,286,209	4,028,973
Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 22,791,122 and 14,863,917 shares issued and outstanding	22,791	14,864
Additional paid-in capital	386,322	181,382
Accumulated other comprehensive loss:
Unrealized losses on investments and ABS available-for-sale, net of deferred income taxes of $5,013 and $8,181	(9,481)	(15,193)
Retained earnings	47,605	69,295
Total shareholders' equity	447,237	250,348
Total liabilities and shareholders' equity	$6,733,446	$4,279,321

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans	$57,665	$43,179	$165,724	$125,894
ABS	22,642	10,558	61,985	29,744
Investments and cash equivalents	1,319	959	4,548	3,194
Total interest income	81,626	54,696	232,257	158,832

Interest expense:
Deposits	13,696	9,322	38,233	27,835
Short-term borrowings	6,364	3,260	15,075	8,727
Long-term borrowings	11,365	9,786	34,335	31,331
Total interest expense	31,425	22,368	87,643	67,893

Net interest income	50,201	32,328	144,614	90,939

Provision for losses on loans	(3,000)	(2,850)	(8,850)	(7,650)
Net interest income after provision for losses on loans	47,201	29,478	135,764	83,289

Other income:
Fees and service charges	8,116	5,052	24,836	14,260
Mortgage banking operations	1,477	2,185	4,440	6,898
Loan servicing fees	129	518	435	449
Net gains (losses) on sales of securities	1,264	(308)	4,571	2,729
Real estate owned operations	196	125	(120)	(84)
BOLI	1,089	979	3,342	2,769
Charge related to early repayment of debt	0	0	0	(1,464)
Other noninterest income (expense)	396	(155)	(130)	(363)

Total other income	12,667	8,396	37,374	25,194
Operating expenses	36,570	24,655	111,377	68,670

Income before income taxes	23,298	13,219	61,761	39,813
Income tax provision	(7,988)	(4,594)	(20,984)	(13,888)

Net income	$15,310	$8,625	$40,777	$25,925

Earnings per share - basic	$0.68	$0.53	$1.81	$1.63

Earnings per share - diluted	$0.66	$0.52	$1.77	$1.59

Weighted average shares outstanding - basic	22,677,179	16,270,539	22,540,710	15,871,484

Weighted average shares outstanding - diluted	23,147,968	16,699,624	23,084,009	16,260,885

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$40,777	$25,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	8,855	7,830
Stock dividends on FHLB Seattle stock	(3,330)	(3,590)
Net gain on sales of loans, investments and ABS	(6,310)	(7,659)
Other (gains) losses	(118)	136
Change in cash surrender value of BOLI	(3,342)	(2,769)
Depreciation and amortization	10,611	9,176
Change in:
Accrued interest receivable	(3,403)	(898)
Prepaid expenses and other assets	10,797	10,940
Cashiers checks issued and payable	(10,278)	1,087
Accrued interest payable	2,028	1,542
Accrued expenses and other liabilities	(5,997)	(1,334)
Proceeds from sales of loans	139,243	355,920
Loans originated for sale	(137,505)	(350,990)
Net cash provided by operating activities	42,028	45,316

Cash flows from investing activities:
Change in restricted cash	163	(174)
Loans funded and purchased	(2,279,819)	(1,690,900)
Loan principal received	1,718,589	1,377,648
Purchase of investments	(236,780)	(11,819)
Proceeds from maturities of investments	226,300	1,630
Proceeds from sales of investments	97,974	16,083
Cash and cash equivalents acquired as part of mergers	44,894	143,631
Purchase of BOLI	0	(10,000)
Purchase of ABS	(1,240,426)	(1,053,060)
Principal payments on ABS	266,150	243,476
Proceeds from sales of ABS	537,672	612,676
Purchase of office properties and equipment	(8,201)	(3,880)
Improvements and other changes to real estate owned	42	69
Proceeds from sales and liquidation of real estate owned	5,076	3,415
Net cash used in investing activities	(868,366)	(371,205)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$159,835	$147,403
Proceeds from issuance of time deposits	1,565,148	1,147,741
Payments for maturing time deposits	(1,426,648)	(1,098,262)
Interest credited to deposits	35,657	25,842
Advances from FHLB Seattle	955,582	446,102
Repayment of FHLB Seattle advances	(748,859)	(365,988)
Net change in securities sold subject to repurchase agreements and funds purchased	318,706	9,338
Proceeds from other borrowings	0	54,000
Repayment of other borrowings	(3,280)	(44,900)
Payments for fractional shares and certain merger costs	(240)	(30)
Proceeds from exercise of stock options, net of repurchases	5,918	825
Deferred financing costs	0	(732)
Other	3,722	976
Net cash provided by financing activities	865,541	322,315

Net change in cash and cash equivalents	39,203	(3,574)
Cash and cash equivalents, beginning of period	65,479	77,065

Cash and cash equivalents, end of period	$104,682	$73,491

Supplemental disclosures:
Cash paid during the period for:
Interest	$83,501	$66,601
Income taxes	16,315	13,805

Noncash financing and investing activities:
Loans converted into real estate owned	3,683	1,758
Common stock dividend	62,468	28,699
Common stock issued upon business combination	144,990	29,523

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$15,310	$8,625	$40,777	$25,925

Other comprehensive income:
Change in unrealized gains (losses) on investments and ABS available-for-sale	33,724	(9,743)	8,879	(16,488)
Less deferred income taxes	(11,863)	3,410	(3,167)	5,771

Net other comprehensive income (loss)	21,861	(6,333)	5,712	(10,717)

Comprehensive income (loss)	$37,171	$2,292	$46,489	$15,208

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

2.                                      Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Term note payable(1)	$19,000	$22,000
Advances on revolving line of credit(2)	0	0
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(3)	109,282	80,415
Floating Rate Notes Due 2006(4)	30,000	30,000
Other(5)	7,852	5,583
Total	$166,134	$137,998

(1)

Sterling has a $19.0 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”). This note matures on September 17, 2007. Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.00% (for a total of 3.65% at September 30, 2004) and is payable monthly. Principal payments are due in annual installments of $3.0 million each September, with the entire unpaid balance due at maturity. This note is collateralized by a majority of the Common and Preferred Stock of Sterling’s wholly owned subsidiary Sterling Savings Bank.

(2)

At September 30, 2004 and December 31, 2003, Sterling had a $5.0 million revolving line of credit with U.S. Bank, which expired on October 31, 2004. The interest rate was adjustable monthly at the 30-day LIBOR plus 2.00% and was payable monthly. This line of credit was collateralized by a majority of the Common and Preferred Stock of Sterling Savings Bank.

(3)

Sterling raises capital from time to time through the formation and acquisition of trusts, which issue capital securities (“Trust Preferred Securities”) to investors.  These trusts are business trusts in which Sterling owns all of the common equity.  The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling.  Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations under the Trust Preferred Securities.  In accordance with Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), the trusts are not consolidated and the Trust Preferred Securities and related amounts are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions.  Interest is paid quarterly or semi-annually.  Details of the Trust Preferred Securities are as follows:

				Mandatorily	Rate at
	Issue	Maturity		Redeemable	September 30,	Amount
Subsidiary Issuer	Date	Date	Call Date	Capital Security	2004	(in Thousands)

Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating Rate Capital Securities	5.08%	$10,310

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating Rate Capital Securities	5.20%	20,619

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating Rate Preferred Securities	4.86%	10,310

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating Rate Capital Securities	4.94%	14,433

Klamath First Capital Trust II	April 2002	April 2032	April 2007	Floating Rate Capital Securities	5.07%	13,403

Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating Rate Capital Securities	5.74%	15,464

Sterling Capital Trust II	July 2001	July 2031	June 2006	10.25% Cumulative Capital Securities	10.25%	24,743
						$109,282

(4)

Sterling has outstanding $30.0 million of Floating Rate Notes Due 2006.  These notes are unsecured general obligations of Sterling and are subordinated to certain other existing and future indebtedness.  Under the terms of the notes, Sterling is limited in the amount of certain long-term debt that it May incur, and the notes restrict Sterling, under certain circumstances, as to the amount of cash dividends on its preferred or common stock and capital distributions which can be made.  At September 30, 2004, Sterling could have incurred approximately $184.3 million of additional long-term debt. At September 30, 2004, Sterling could have paid up to approximately $59.9 million in additional dividends.  Interest accrues at the 90-day LIBOR plus 2.50% (for a total of 4.38% at September 30, 2004) and is adjustable and payable quarterly.  The notes mature in 2006 and May be redeemed under certain conditions.

(5)

During the periods ended September 30, 2004 and in 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying sold loans were collateral on the loan to the purchaser, these sales were accounted for as financings.  At September 30, 2004, $7.9 million remained outstanding on the financings.

3.                                      Earnings Per Share:

The following table presents the basic and diluted earnings per share computations including the effect of the 10% stock dividend paid on May 28, 2004.  All per share amounts presented reflect this dividend.

	Three Months Ended September 30,
	2004			2003
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$15,310,000	22,677,179	$0.68	$8,625,000	16,270,539	$0.53
Effect of dilutive securities:
Common stock options	0	470,789	(0.02)	0	429,085	(0.01)

Diluted computations	$15,310,000	23,147,968	$0.66	$8,625,000	16,699,624	$0.52
Antidilutive options not included in diluted earnings per share		0			0

	Nine Months Ended September 30,
	2004			2003
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
Basic computations	$40,777,000	22,540,710	$1.81	$25,925,000	15,871,484	$1.63
Effect of dilutive securities:
Common stock options	0	543,299	(0.04)	0	389,401	(0.04)

Diluted computations	$40,777,000	23,084,009	$1.77	$25,925,000	16,260,885	$1.59

Antidilutive options not included in diluted earnings per share		0			0

4.                                      Operating Expenses:

The following table details the components of Sterling’s total operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Employee compensation and benefits	$19,286	$13,683	$57,610	$37,638
Occupancy and equipment	5,901	3,641	17,048	10,805
Depreciation	1,856	1,266	5,379	3,667
Amortization of identifiable intangible assets	556	79	1,667	183
Advertising	1,985	1,685	5,692	3,734
Data processing	2,688	1,737	7,587	4,963
Insurance	299	199	866	549
Legal and accounting	762	773	2,360	1,686
Travel and entertainment	941	622	2,877	1,881
Goodwill litigation costs	146	236	286	550
Merger and acquisition costs	0	167	4,835	355
Other	2,150	567	5,170	2,659
Total operating expenses	$36,570	$24,655	$111,377	$68,670

5.                                      Segment Information:

For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:

•                  The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•                  The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in Washington, Oregon, Idaho and Montana primarily through Sterling Savings Bank’s subsidiary Action Mortgage Company (“Action Mortgage”).

•                  The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in Washington, Oregon and Arizona primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company.

•                  The Insurance and Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank branch network through sales representatives of Sterling Savings Bank’s subsidiary Harbor Financial Services, Inc.

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended September 30, 2004
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$77,669	$2,217	$1,512	$0	$228	$81,626
Interest expense	29,350	0	0	0	2,075	31,425
Net interest income (expense)	48,319	2,217	1,512	0	(1,847)	50,201
Provision for loan losses	(3,000)	0	0	0	0	(3,000)
Noninterest income	12,347	2,458	653	984	(3,775)	12,667
Noninterest expense	31,863	3,642	990	754	(679)	36,570
Income before income taxes	$25,803	$1,033	$1,175	$230	$(4,943)	$23,298

Total assets	$6,779,710	$19,814	$17,052	$1,787	$(84,917)	$6,733,446

	As of and for the Three Months Ended September 30, 2003
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$50,674	$2,551	$1,472	$(1)	$0	$54,696
Interest expense	20,667	0	0	0	1,701	22,368
Net interest income (expense)	30,007	2,551	1,472	(1)	(1,701)	32,328
Provision for loan losses	(2,850)	0	0	0	0	(2,850)
Noninterest income	9,244	2,747	301	555	(4,451)	8,396
Noninterest expense	21,003	2,971	669	418	(406)	24,655
Income before income taxes	$15,398	$2,327	$1,104	$136	$(5,746)	$13,219

Total assets	$4,123,879	$21,240	$14,474	$1,664	$(83,392)	$4,077,865

	As of and for the Nine Months Ended September 30, 2004
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$220,152	$6,499	$4,925	$1	$680	$232,257
Interest expense	81,577	0	0	0	6,066	87,643
Net interest income (expense)	138,575	6,499	4,925	1	(5,386)	144,614
Provision for loan losses	(8,850)	0	0	0	0	(8,850)
Noninterest income	36,091	6,305	1,867	2,843	(9,732)	37,374
Noninterest expense	96,115	10,275	3,147	2,225	(385)	111,377
Income before income taxes	$69,701	$2,529	$3,645	$619	$(14,733)	$61,761

Total assets	$6,779,710	$19,814	$17,052	$1,787	$(84,917)	$6,733,446

	As of and for the Nine Months Ended September 30, 2004
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$147,643	$6,860	$4,329	$0	$0	$158,832
Interest expense	62,181	0	0	0	5,712	67,893
Net interest income (expense)	85,462	6,860	4,329	0	(5,712)	90,939
Provision for loan losses	(7,650)	0	0	0	0	(7,650)
Noninterest income	29,216	7,882	907	1,521	(14,332)	25,194
Noninterest expense	58,733	7,621	2,032	1,143	(859)	68,670
Income before income taxes	$48,295	$7,121	$3,204	$378	$(19,185)	$39,813

Total assets	$4,123,879	$21,240	$14,474	$1,664	$(83,392)	$4,077,865

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

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Reported net income	$15,310	$8,625	$40,777	$25,925
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,009)	(548)	(3,027)	(1,644)
Pro forma	$14,301	$8,077	$37,750	$24,281

Basic earnings per share:
Reported earnings per share	$0.68	$0.53	$1.81	$1.63
Stock-based employee compensation, fair value	(0.04)	(0.03)	(0.13)	(0.10)
Pro forma earnings per share	$0.64	$0.50	$1.68	$1.53

Diluted earnings per share:
Reported earnings per share	$0.66	$0.52	$1.77	$1.59
Stock-based employee compensation, fair value	(0.04)	(0.04)	(0.12)	(0.11)
Pro forma earnings per share	$0.62	$0.48	$1.65	$1.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods above: dividend yield of 0% in each period, expected stock price volatility of 85% to 132% during each period, risk-free interest rates of 2.86% to 6.52% and expected lives of four to ten years.

7.                                      New Accounting Policies:

In September 2004, the Financial Accounting Standards Board (“FASB”) agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  During the period of the delay, Sterling will continue to apply relevant other-than-temporary guidance to its investment and ABS portfolio, as applicable. The FASB’s final guidance on EITF Issue 03-1 May alter the criteria by which Sterling assesses if an impairment is temporary or permanent.  The FASB is expected to release the additional guidance by the end of 2004.

In December 2003, the FASB issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities.  Sterling adopted FIN No. 46R as of December 31, 2003 and Sterling has applied the provisions of FIN No. 46R beginning in the first quarter of 2004 by deconsolidating its subsidiary statutory trusts that issue Trust Preferred Securities to investors.  The amounts payable to these trusts continue to be treated as other borrowings.  The adoption of FIN No. 46R did not have a material effect on Sterling’s consolidated financial statements.

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

Rate locks and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  The estimated fair values of rate locks and forward sales commitments were greater than the contracted amounts, which resulted in assets of $118,958 and $24,609, respectively, at September 30, 2004.

9.                                      Business Combination:

On January 2, 2004, Klamath First Bancorp, Inc. (“Klamath”), an Oregon corporation, was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.  During the quarter ended September 30, 2004, Sterling completed its final allocation of the Klamath purchase accounting and decreased the initial amount of goodwill recorded by $17.1 million.  The decrease primarily reflected an adjustment of the estimated fair value of the deferred tax assets acquired from Klamath following the filing of Klamath’s final federal tax return.

10.                               Stock Dividend:

On May 28, 2004, Sterling paid a 10% stock dividend.  Accordingly, all weighted average shares outstanding and per share amounts have been restated to reflect this common stock dividend.

PART I — Financial Information (continued)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

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

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $6.73 billion in total assets at  September 30, 2004, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 135 retail branches located in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices, including nine in-store branches, as well as Action Mortgage residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington, Oregon and Arizona.  Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial.

Sterling continues to enhance its presence as a leading community bank by increasing its commercial real estate, business banking, consumer and construction lending while also increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on liabilities) and will increase other fee income, although there can be no assurance in this regard.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling’s revenues are derived primarily from interest earned on loans and asset-backed securities (“ABS”), fees and service charges and mortgage banking operations.  The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision (“OTS”), the FDIC and the State of Washington Department of Financial Institutions (“Washington Supervisor”).

Executive Summary and Highlights

Net income for the three months ended September 30, 2004 increased 78% to $15.3 million, or $0.66 per diluted share, compared with net income of $8.6 million, or $0.52 per diluted share, for last year’s comparable period.  Net income for the nine months ended September 30, 2004 increased 58% to $40.8 million, or $1.77 per diluted share, compared with net income of $25.9 million, or $1.59 per diluted share, for last year’s comparable period.  The increase in earnings primarily reflected continued increases in NII and other income that were primarily due to the recent merger (the “Merger”) with Klamath First Bancorp, Inc. (“Klamath”).

Other highlights for the quarter ended September 30, 2004 are as follows:

•                  Return on average equity was 14.6% for the quarter ended September 30, 2004.

•                  Return on average assets was 0.94%.

•                  Loans increased 32% from the preceding quarter on an annualized basis.

•                  Deposits increased 20% from the preceding quarter on an annualized basis.

•                  Transaction deposits increased 28% on an annualized basis over the preceding quarter.

•                  Loan portfolio credit quality continues to improve, with loan charge-offs now 0.10% of average loans, down 5 basis points from the preceding quarter.

•                  Book value per share increased to $19.62, up from $15.28 at September 30, 2003.

•                  Sterling was added to the NASDAQ Financial-100 Index in August of 2004.

Company Growth

In January 2004, Klamath was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Klamath’s wholly owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Merger, each share of Klamath common stock was converted into 0.77 shares of Sterling common stock.  Sterling issued 5,431,067 shares of common stock in exchange for all of the stock of Klamath.  As a result of the Merger, Sterling acquired approximately $988 million in deposits, $778 million in investments and ABS, $564 million in loans and $145 million in capital, while adding approximately 450 employees to its work force.  In addition, Sterling added 48 retail branches and significantly increased its ranking of deposit share in Oregon to 7th from 25th.  See Note 9 of “Notes to Consolidated Financial Statements.”

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

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at September 30, 2004. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value and the write down will be deducted from earnings under realized losses. There were no investment securities which management identified to be other-than-temporarily impaired for the three and nine months ended September 30, 2004.  Charges to income could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Results of Operations

Overview.  Sterling recorded net income of $15.3 million, or $0.66 per diluted share, for the three months ended September 30, 2004, compared with net income of $8.6 million, or $0.52 per diluted share, for the three months ended September 30, 2003.  Sterling recorded net income of $40.8 million, or $1.77 per diluted share, for the nine months ended September 30, 2004, compared with $25.9 million, or $1.59 per diluted share, for the nine months ended September 30, 2003.  The increases in net income for both periods reflect an increase in NII and other income.

The annualized return on average assets (“ROA”) was 0.94% and 0.83% for the three months ended September 30, 2004 and 2003, respectively, while ROA was 0.87% and 0.89% for the nine months ended September 30, 2004 and 2003, respectively.  The annualized return on average equity (“ROE”) was 14.6% and 13.6% for the three months ended September 30, 2004 and 2003, respectively.  ROE was 13.0% and 14.5% for the nine months ended September 30, 2004 and 2003, respectively.  The increase in ROA for the third quarter of 2004 primarily reflected an increase in NII.  The increase in ROE for the three month comparative period primarily reflected an increase in NII and other income.  The decreases in ROE for the nine month comparative period primarily was due to the increase in shareholder’s equity as a result of the Merger.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended September 30, 2004 and 2003, NII was $50.2 million and $32.3 million, respectively, an increase of 55%.  For the nine months ended September 30, 2004 and 2003, NII was $144.6 million and $90.9 million, an increase of 59%.  The increase in NII during the three and nine months ended September 30, 2004, compared to the same periods in 2003, was primarily due to the increases in average loan and ABS volumes following the Merger and a decrease in the cost of deposits and borrowings.

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

Average interest-earning assets for the three months ended September 30, 2004 and 2003 were $6.04 billion and $3.88 billion, respectively.  Average loans increased by $1.07 billion, while average investments and ABS increased by $1.08 billion over the 2003 amounts.  Net interest spread during these periods was 3.27% and 3.26%, respectively.  Net interest margin for both the three months ended September 30, 2004 and 2003 was 3.31%.

Average interest-earning assets for the nine months ended September 30, 2004 and 2003 were $5.77 billion and $3.66 billion, respectively.  Average loans increased by $1.07 billion, while average investments and ABS increased by $1.05 billion over the prior comparable period.  Net interest spread for the nine months ended September 30, 2004 and 2003 was 3.32% and 3.28%, respectively, while the net interest margin for the same periods was 3.35% and 3.32%, respectively.  The increase in the net interest margin for the nine month period reflected a higher average volume of loans and ABS, generating the increase in NII, thereby increasing the margin compared to the same period in 2003. However, Sterling acquired lower-yielding loans and securities from the Merger that partially offset the increase in the ratio during the first nine months of 2004.  With two short-term interest rate increases from the Federal Reserve, Sterling experienced some margin compression during the current quarter, as certain variable-rate loans did not reprice early enough during the period to materially effect the margin.

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

Sterling recorded provisions for losses on loans of $3.0 million and $2.9 million for the three months ended September 30, 2004 and 2003, respectively.  Sterling recorded provisions for losses on loans of $8.9 million and $7.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated:

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Balance at January 1	$35,605	$27,866
Allowance for loan losses acquired	6,722	869
Provision for losses on loans	8,850	7,650
Amounts written off net of recoveries and other	(3,887)	(2,644)
Balance at September 30	$47,290	$33,741

At September 30, 2004, Sterling’s total classified assets were 1.11% of total assets, compared with 1.70% of total assets at September 30, 2003.  Nonperforming assets were 0.25% of total assets at September 30, 2004, compared with 0.63% of total assets at September 30, 2003.  The decreases in classified and nonperforming assets primarily reflected the sale of certain real estate owned properties, as well as improvements in the status of certain business banking, commercial real estate and construction loans.  Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard.  At September 30, 2004, the loan delinquency ratio was 0.34% of total loans compared to 0.87% of total loans at September 30, 2003.  The decrease in the ratio primarily reflected both higher loan volumes and a lower amount of delinquent loans.

Other Income.  Other income was $12.7 million and $8.4 million for the three months ended September 30, 2004 and 2003, respectively.  Other income was $37.4 million and $25.2 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase was primarily due to an increase in fees and service charges, and net gains on sales of securities.

Fees and service charge income increased by 59% to $8.1 million for the three months ended September 30, 2004 from $5.1 million for the same period last year.  For the nine months ended September 30, 2004, fees and service charge income increased by 73% to $24.8 million, compared with $14.3 million for the same period last year.  This increase was primarily due to an increase in the number of transaction accounts, fees for new overdraft protection services and strong growth in the number of transaction accounts.  Sterling had 146,874 transaction accounts at September 30, 2004, an increase of 61,239 accounts from September 30, 2003.  Most of this increase was from transaction accounts acquired in the Merger.

The following table summarizes loan originations, sales of loans and the balance of serviced mortgage loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in millions)
Originations of one- to four-family permanent mortgage loans	$105.4	$146.9	$268.1	$425.6
Sales of residential loans	52.9	129.5	135.2	317.7
Principal balances of residential loans serviced for others	314.6	300.9	314.6	300.9
Principal balances of commercial real estate loans serviced for others	183.6	155.8	183.6	155.8

Mortgage banking operations (“MBO”) income was $1.5 million and $2.2 million for the three months ended September 30, 2004 and 2003, respectively.  MBO income was $4.4 million and $6.9 million for the nine months ended September 30, 2004 and 2003, respectively.  The decrease for both periods primarily reflected a slow-down in home loan production.  Increased revenues from Sterling’s commercial mortgage banking segment continue to partially offset the decreases in the residential mortgage banking segment.  During the quarter ended September 30,

2004, the commercial mortgage banking segment provided 29% of total MBO income, as compared with 15% for the September 2003 quarter.

During the quarter ended September 30, 2004, Sterling sold $279.1 million in investments and ABS, compared with $37.2 million for the quarter ended September 30, 2003.  Sterling recognized a net gain of $1.3 million and a net loss of $0.3 million for the three months ended September 30, 2004 and 2003, respectively.  During the nine months ended September 30, 2004, Sterling sold $623.3 million in investments and ABS compared with $626.0 million for the same period in 2003.  Sterling recognized a net gain of $4.6 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase in net gains on sales of investments and ABS for the three and nine months ended September 30, 2004 compared to the prior year’s comparable periods primarily reflected Sterling’s growth from the Merger and Sterling’s strategy to manage interest rate risk on its ABS portfolio.

Operating Expenses.  Operating expenses were $36.6 million and $24.7 million for the three months ended September 30, 2004 and 2003, respectively.  Operating expenses were $111.4 million and $68.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The higher level of operating expenses was primarily due to increases in personnel, occupancy, data processing, merger and acquisition costs and other expenses.  For the three months ended September 30, 2004, there were no merger and acquisition costs.

Employee compensation and benefits were $19.3 million and $13.7 million for the three months ended September 30, 2004 and 2003, respectively.  Employee compensation and benefits were $57.6 million and $37.6 million for the nine months ended September 30, 2004 and 2003, respectively.  Full-time equivalent employees have increased year-over-year to 1,610 full-time equivalents at September 30, 2004, an increase of 506 full-time equivalents.  The majority of this year-over-year increase can be attributed to the personnel acquired in the Merger.

Occupancy and equipment expenses were $5.9 million and $3.6 million for the three months ended September 30, 2004 and 2003, respectively.  Occupancy and equipment expenses were $17.0 million and $10.8 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase for both periods reflected higher costs related to additional occupied space and additional staff equipment costs associated with Sterling’s acquisition of 48 additional branch locations as a result of the Merger.

Data processing expenses were $2.7 million and $1.7 million for the three months ended September 30, 2004 and 2003, respectively.  Data processing expenses were $7.6 million and $5.0 million for the nine months ended September 30, 2004 and 2003, respectively. The increase for both periods reflected the increase in data processing volume due to increases in the number of transactions, deposits and employees as a result of the Merger.

Merger and acquisition costs were $0 and $167,000 for the three months ended September 30, 2004 and 2003, respectively.  Merger and acquisition costs were $4.8 million and $355,000 for the nine months ended September 30, 2004 and 2003, respectively.  The increase in merger and acquisition costs for the nine month period resulted from the Merger.  Management does not anticipate incurring merger costs for the remainder of the year.

Other expenses were $2.1 million and $567,000 for the three months ended September 30, 2004 and 2003, respectively.  Other expenses were $5.2 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase for both periods reflected a refund of excise taxes in the comparative prior periods, as well as increased bank transaction costs from the growth in deposit and loan account volumes following the Merger.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $8.0 million and $4.6 million for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, Sterling recorded federal and state income tax provisions of $21.0 million and $13.9 million, respectively.  The effective tax rates for the three month periods were 34.3% and 34.8%, respectively.  The effective tax rates for the nine month periods were 34.0% and 34.9%, respectively.  The decrease in the effective tax rates compared to the periods ended September 30, 2003 were primarily due to the effect of tax credits for investments in certain low income housing developments.

Financial Position

Assets.  At September 30, 2004, Sterling’s assets were $6.73 billion, up 57% from $4.28 billion at December 31, 2003.  For a discussion of the impact of the Merger on Sterling’s consolidated total assets, see “Company Growth.”

Investments and ABS.  Sterling’s investment and ABS portfolio at September 30, 2004 was $2.22 billion, an increase of $1.15 billion from the December 31, 2003 balance of $1.07 billion.  The increase was due to purchases of $1.24 billion in ABS, and the acquisition of approximately $778 million of investments and ABS from the Merger.  Sterling’s held-to-maturity securities increased by $45.6 million from the December 31, 2003 balance of $2.3 million.  During the quarter ended September 30, 2004, Sterling transferred its municipal bonds portfolio from the available-for-sale category to the held- to- maturity category.  Pursuant to Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the net unrealized holding loss on these securities of approximately $170,000 was reported in shareholders’ equity as part of accumulated other comprehensive income and will be amortized over the remaining life of the portfolio as an adjustment to interest income.

Loans Receivable.  At September 30, 2004, net loans receivable were $4.02 billion, up $1.11 billion from $2.91 billion at December 31, 2003.  The increase was due to approximately $564 million of loans acquired from the Merger, as well as loan originations and bulk purchases during the period.  During the quarter ended September 30, 2004, Sterling made a bulk purchase of approximately $110 million in residential permanent loans.  During the three months ended September 30, 2004, total loan originations were $748.7 million compared with $603.4 million for the prior year’s comparable period.  During the nine months ended September 30, 2004, total loan originations were $2.12 billion compared with $1.74 billion for the prior year’s comparable period.  The quarter-over-quarter and year-over-year increases in loan originations were mainly influenced by strong commercial real estate, construction and corporate banking.  These increases were partially offset by a continued decrease in home loan originations.

The following table sets forth the composition of Sterling’s loan portfolio at the dates indicated.  Loan balances exclude deferred loan origination costs and fees or allowances for loan losses:

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$718,686	17.6	$407,999	13.8
Multifamily real estate	176,287	4.3	167,220	5.7
Commercial real estate	671,976	16.5	463,191	15.7
Real estate construction	600,673	14.8	552,965	18.7
Consumer - direct	537,985	13.2	309,931	10.5
Consumer - indirect	115,495	2.8	99,697	3.4
Business and private banking	896,321	22.0	720,071	24.4
Corporate banking	357,929	8.8	228,233	7.8
Gross loans receivable	4,075,352	100.0	2,949,307	100.0
Net deferred origination fees	(7,054)		(7,276)
Allowance for losses on loans	(47,290)		(35,605)
Loans receivable, net	$4,021,008		$2,906,426
Weighted average yield at end of period	5.92%		5.71%

The following table sets forth Sterling’s loan originations for the period indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	% Change	2004	2003	% Change
	(Dollars in thousands)
Residential real estate	$105,421	$146,908	(28.2)	$268,098	$425,601	(37.0)
Multifamily real estate	2,588	23,693	(89.1)	39,005	54,135	(27.9)
Commercial real estate	77,434	12,435	522.7	175,949	97,838	79.8
Real estate construction	302,309	218,072	38.6	690,900	542,363	27.4
Consumer - direct	79,779	69,127	15.4	275,703	163,067	69.1
Consumer - indirect	12,903	24,081	(46.4)	37,322	53,943	(30.8)
Business and private banking	92,065	93,014	(1.0)	358,039	290,457	23.3
Corporate banking	76,156	16,055	374.3	279,972	114,685	144.1

Total loans originated	$748,655	$603,385	24.1	$2,124,988	$1,742,089	22.0

BOLI.  Bank-owned life insurance (“BOLI”) increased to $92.8 million at September 30, 2004 from $73.1 million at December 31, 2003.  The increase was primarily due to the $16.3 million in BOLI acquired in the Merger.  Sterling maintains BOLI to fund employee benefit costs.  Through the purchase of BOLI, Sterling becomes the beneficiary of life insurance policies on certain individuals who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $131.5 million at September 30, 2004 from $48.0 million at December 31, 2003.  In January 2004, Sterling recorded $83.2 million in goodwill and $19.2 million in other intangible assets in connection with the Merger.  During the quarter ended September 30, 2004, Sterling decreased its goodwill by $17.1 million, primarily reflecting the finalization of deferred tax estimates that resulted from the Merger.  See Note 9 of “Notes to Consolidated Financial Statements.”

Deposits.  Total deposits increased $1.32 billion to $3.78 billion at September 30, 2004 from $2.46 billion at December 31, 2003, primarily due to the acquisition of approximately $988 million in deposits from the Merger.  See “Company Growth.”

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)

Noninterest checking	$576,456	15.3	$306,456	12.5
NOW checking	415,706	11.0	301,197	12.3
Savings and money market	1,116,203	29.6	663,858	27.0
Time deposits	1,668,567	44.1	1,183,565	48.2

Total deposits	$3,776,932	100.0	$2,455,076	100.0
Annualized cost of deposits		1.42%		1.58%

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At September 30, 2004, the total of such borrowings was $2.44 billion compared with $1.53 billion at December 31, 2003.  See “Liquidity and Capital Resources.”

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

	At September 30, 2004					At December 31, 2003
Change in			Ratio of NPV					Ratio of NPV
Interest Rate			to the Present		%			to the Present		%
in Basis Points			Value of		Change			Value of		Change
(Rate Shock)	NPV		Total Assets		in NPV	NPV		Total Assets		in NPV
	(Dollars in thousands)
+300	$402,642		6.11%		(27.0)	$232,820		5.10%		(23.3)
+200	459,161		6.86		(16.7)	260,054		5.66		(14.3)
+100	509,338		7.50		(7.6)	285,298		6.09		(6.0)
Static	551,407		8.01		0.0	303,395		6.44		0.0
-100	467,892		6.82		(15.2)	270,817		5.19		(10.8)
-200	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A (1)
-300	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A (1)

(1)                                  In low interest rate environments, the calculations are not relatively meaningful.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a negative 14.2% and a negative 6.1% at September 30, 2004 and December 31, 2003, respectively.  Sterling calculated its three-year cumulative gap position to be a negative 8.4% and a negative 1.0% at September 30, 2004 and December 31, 2003, respectively.  The change in both gap positions was primarily due to the marginally longer durations in the ABS portfolio, as well as marginally higher balances of short term borrowings.  Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At September 30, 2004, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “Results of Operations — Net Interest Income” and “Capital.”

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased 54% to $3.78 billion at September 30, 2004 from $2.46 billion at December 31, 2003, primarily due to the acquisition of approximately $988 million in deposits from the Merger and to additional increases in transaction deposits.

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

During the nine months ended September 30, 2004, cash used in investing activities consisted primarily of the amounts used to fund loans and purchase investments and ABS.  Sterling acquired approximately $45 million of cash and cash equivalents as a result of the Merger.  During this period, net cash provided by financing activities was $865.5 million, which consisted primarily of $298.3 million in deposits, as well as $318.7 million in additional reverse repurchase agreements and $206.7 million in FHLB Seattle advances, which were used to supplement other funding sources.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements.  At September 30, 2004, this credit line represented a total borrowing capacity of $2.19 billion, of which $319.1 million was available.  Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans.  At September 30, 2004, Sterling Savings Bank had $681.8 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $391.3 million.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.

Sterling, on a parent company-only basis, had cash and other resources of approximately $39.4 million and a revolving line of credit from U.S. Bank of $5.0 million at September 30, 2004 with no funds drawn on this line of credit.  This line of credit expired on October 31, 2004.  See Note 2 of “Notes to Consolidated Financial Statements.”

At September 30, 2004 and 2003, Sterling had an investment of $110.1 million in the Preferred Stock of Sterling Savings Bank.  At September 30, 2004 and 2003, Sterling had an investment in the Common Stock of Sterling Savings Bank of $294.6 million and $132.5 million, respectively.  Sterling received cash dividends on Sterling Savings Bank Preferred Stock of $8.7 million during the nine months ended September 30, 2004.  These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 2 of “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents Sterling’s on-and-off balance sheet aggregate contractual obligations to make future payments as of September 30, 2004:

	Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt(1)	$155,000	$3,000	$46,000	$0	$106,000
Capital lease obligations	0	0	0	0	0
Operating leases	23,121	2,144	11,088	4,900	4,989
Purchase obligations(2)	5,408	4,882	526	0	0
Other long-term liabilities reflected on the registrant's balance sheet under GAAP	0	0	0	0	0
Total	$183,529	$10,026	$57,614	$4,900	$110,989

(1)                                  Excludes interest payments, FHLB Seattle advances and reverse repurchase agreement.  See Note 2 of “Notes to Consolidated Financial Statements.”

(2)                                  Excludes recurring accounts payable amounts due in the fourth quarter of 2004.

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

Rate locks and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in net gain on sales of mortgage loans in the income statement as the changes occur.  The estimated fair values of rate locks and forward sales commitments were greater than the contracted amounts, which resulted in assets of $118,958 and $24,609, respectively, at September 30, 2004.

Capital

Sterling’s total shareholders’ equity was $447.2 million at September 30, 2004 compared with $250.3 million at December 31, 2003.  The increase in total shareholders’ equity was primarily due to the issuance of shares in connection with the Merger and the increase in net income.  Sterling acquired approximately $145 million of capital in connection with the Merger.  Shareholders’ equity was 6.6% of total assets at September 30, 2004 compared with 5.9% at December 31, 2003.

At September 30, 2004, Sterling had an unrealized loss of $9.5 million, net of related income taxes, on investments and ABS classified as available for sale.  At December 31, 2003, Sterling had an unrealized loss of $15.2 million, net of related income taxes, on investments and ABS classified as available for sale.  The change since December 31, 2003 reflected the increase in the market value of the ABS portfolio, which was primarily caused by the decrease in long-term interest rates compared to those at December 31, 2003.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

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

Sterling has a variable-rate term note with U.S. Bank with a balance of $19.0 million outstanding at September 30, 2004.  This note matures on September 17, 2007.  Interest accrues at the 30-day LIBOR plus 2.00% and is payable monthly.  At September 30, 2004 and December 31, 2003, Sterling also had a $5.0 million revolving line of credit with U.S. Bank, which expired on October 31, 2004.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling’s $30.0 million of Floating Rate Notes Due 2006 were designed to be treated as Tier 2 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At September 30, 2004, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at September 30, 2004:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$355,064	8.00%	$443,830	10.00%	$481,267	10.84%
Core (Tier 1) risk-based capital (to risk-weighted assets)	177,532	4.00	266,298	6.00	437,568	9.86
Core (Tier 1) capital (to adjusted assets)	264,268	4.00	330,336	5.00	437,568	6.62

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

In September 2002, the U.S. Court of Federal Claims granted Sterling Savings Bank’s motion for summary judgment as to liability on its contract claim, holding that the United States government owed contractual obligations to Sterling with respect to its acquisition of three failing regional thrifts during the 1980’s and had breached its contracts with Sterling.  Sterling is waiting for a trial date to be set to determine what amount, if any, the government must pay in damages for its breach.  The timing and ultimate outcome of the Goodwill Litigation cannot be predicted with certainty.  Because of the effort required to bring the case to conclusion, Sterling likely will continue to incur legal expenses as the case progresses.

New Accounting Policies

In September 2004, the Financial Accounting Standards Board (“FASB”) agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  During the period of the delay, Sterling will continue to apply relevant other-than-temporary guidance to its investment and ABS portfolio, as applicable. The FASB’s final guidance on EITF Issue 03-1 may alter the criteria by which Sterling assesses if an impairment is temporary or permanent.  The FASB is expected to release the additional guidance by the end of 2004.

In December 2003, the FASB issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities.  Sterling adopted FIN No. 46R as of December 31, 2003 and Sterling has applied the provisions of FIN No. 46R beginning in the first quarter of 2004 by deconsolidating its subsidiary statutory trusts that issue Trust Preferred Securities to investors.  The amounts payable to these trusts continue to be treated as other borrowings.  The adoption of FIN No. 46R did not have a material effect on Sterling’s consolidated financial statements.

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

PART II — Other Information

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

1

STERLING FINANCIAL CORPORATION

Signatures

                                                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

November 9, 2004	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Executive Vice President, Assistant Secretary, and Principal Financial Officer

November 9, 2004	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer

2