Form 10-K
period 2004-12-31
STERLING FINANCIAL CORP /WA/
filed 2005-03-16
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended  December 31, 2004

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

 Yes ☒    No ☐

As of June 30, 2004, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by The NASDAQ National Market, was $686,997,728.

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of January 31, 2005 was 22,951,164.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement dated March 25, 2005, are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.

Business

General
Company Growth
Profitability Drivers
Lending Activities
Investments and Asset-Backed Securities
Sources of Funds
Subsidiaries
Competition
Personnel
Environmental Laws
Regulation
Forward-Looking Statements
Where You Can Find More Information

Item 2.

Properties

Item 3.

Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Market and Dividend Information
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary and Highlights
Critical Accounting Policies
Results of Operations for the Years Ended December 31, 2004 and 2003
Results of Operations for the Years Ended December 31, 2003 and 2002
Financial Position
Asset and Liability Management
Liquidity and Capital Resources
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Capital
Goodwill Litigation
New Accounting Policies
Effects of Inflation and Changing Prices
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules
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

Sterling provides personalized, quality financial services to its customers as exemplified by its Hometown Helpful® philosophy.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $6.94 billion in total assets at December 31, 2004, Sterling attracts Federal Deposit Insurance Corporation (the “FDIC”) insured deposits from the general public through 135 retail branches located in Washington, Oregon, Idaho and Montana.  Sterling originates loans through its branch offices, as well as Action Mortgage residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington, Oregon, Arizona and California.  Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial.

Sterling continues to enhance its presence as a leading community bank by increasing its commercial real estate, business banking, consumer and construction lending while also increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling’s revenues are derived primarily from interest earned on loans and asset-backed securities (“ABS”), fees and service charges, and mortgage banking operations.  The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision (“OTS”), the FDIC and the State of Washington Department of Financial Institutions (“Washington Supervisor”).

Company Growth

In January 2004, Sterling completed its acquisition of Klamath First Bancorp, Inc. (“KFBI”), in which KFBI was merged with and into Sterling, with Sterling being the surviving corporation, and KFBI’s wholly owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the KFBI acquisition, each share of KFBI common stock was converted into 0.77 shares of Sterling common stock.  Sterling issued 5,431,067 shares of common stock in exchange for all of the stock of KFBI and assumed all outstanding KFBI options, which were converted into options to purchase 433,529 shares of Sterling’s common stock.  Sterling added approximately $988 million in deposits, $778 million in investments and ABS, $564 million in loans and $145 million in capital as a result of the KFBI acquisition, while adding approximately 450 employees to its work force.  See Note 25 of “Notes to Consolidated Financial Statements.”

With this expanded branch network, Sterling has strengthened its position as a leading regional community bank.  This acquisition is consistent with Sterling’s strategy to become the leading community bank in the Pacific Northwest.  KFBI’s strong deposit base has complemented Sterling’s asset growth strategy, while the combined branch network and access to capital have given Sterling the opportunity to continue its growth in the region.

In November 2004, INTERVEST acquired Peter W. Wong Associates, Inc. (“PWWA”), a commercial real estate lending entity, by merging PWWA with and into INTERVEST, with INTERVEST being the surviving entity in the merger.  This acquisition expanded Sterling’s capacity to originate commercial real estate loans and increased Sterling’s commercial real estate servicing portfolio by $392.2 million.  See Note 25 of “Notes to Consolidated Financial Statements.”

Sterling intends to continue to pursue an aggressive growth strategy to become the leading community bank in the Pacific Northwest.  This strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities.  Sterling may not be successful in identifying further acquisition candidates, integrating acquisitions or preventing such acquisitions from having an adverse effect on Sterling.  There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other businesses on attractive terms.  Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and the existence of favorable economic and market conditions.  There can be no assurance that Sterling will be successful in implementing its growth strategy.

Profitability Drivers

We expect to increase our profitability in the future by:

•                  continuing to change the mix of our loans to higher-yielding business banking, corporate banking and consumer loans.

•                  growing our core deposits, particularly noninterest bearing consumer and commercial transaction deposits.

•                  diversifying and growing our fee income through existing and new fee income sources, including deposit fees, fees from mortgage banking and other fees.

•                  maintaining strong asset quality through robust underwriting and credit approval functions.

•                  managing interest rate risk to protect net interest margin in a changing interest rate environment.

Together, we believe these strategies will contribute to increasing high quality earnings and maximizing shareholder value.  The effect of these strategies on our financial results is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Lending Activities

Focus on Community Lending.  In recent years, Sterling has become more similar to a community bank by increasing its commercial real estate, business banking, consumer and construction lending.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential permanent mortgage loans.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.

Business Lending.  Sterling has structured its business lending in three groups:  Business Banking, Corporate Banking and Private Banking.  Sterling’s Business Banking Group provides a full range of credit products to small- and medium-sized businesses and to individuals.  Credit products include lines of credit, receivable and inventory financing, equipment loans, and permanent and construction real restate financing.  Loans may be made unsecured, partially secured or fully secured based on certain credit criteria.  The credit product line for both businesses and individuals includes standardized products, as well as customized accommodations.

Sterling’s Corporate Banking Group provides a full line of financial services to middle market companies in its service area.  Credit products include lines of credit, receivable and inventory financing, equipment loans and permanent and construction financing.  Loans may be made on an unsecured, partially secured or fully secured basis.  The Corporate Banking Group also serves the needs of the owners and key employees of its business customers.

Sterling’s Private Banking Group provides services to higher-net-worth and higher-income borrowers by originating a variety of consumer and business banking loans.  Such loans generally, but do not always, meet the same underwriting requirements or have the same terms as general consumer loans of the same type.

Sterling has established minimum underwriting standards, which delineate criteria for sources of repayment, financial strength and credit enhancements such as guarantees.  Typically, the primary source of repayment is recurring cash flow of the borrower or cash flow from the business or project being financed.  Depending on the type of loan, underwriting standards include minimum financial requirements, maximum loan-to-collateral value ratios, minimum cash flow coverage of debt service, debt-to-income ratios and minimum liquidity requirements.  Exceptions to the minimum underwriting standards may be made depending upon the type of loan and financial strength of the borrower.  Exceptions are reported to the appropriate level of authority up to and including the board of directors.  Common forms of collateral pledged to secure business banking loans include real estate, accounts receivable, inventory, equipment, agricultural crops or livestock and marketable securities. Most loans have maximum terms of one to ten years and loan-to-value ratios in the range of 65% to 80%, based on an analysis of the collateral pledged.

Business, private and corporate banking loans generally involve a higher degree of risk than financing real estate, primarily because collateral is more difficult to appraise, the collateral may be difficult to obtain or liquidate following an uncured default and it is difficult to accurately predict the borrower’s ability to generate future cash flows.  These loans, however, typically offer relatively higher yields and variable interest rates.  The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling.

Multifamily Residential and Commercial Real Estate Lending.  Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property.  Although Sterling’s market for such loans is primarily in the Pacific Northwest, Sterling has production offices in Phoenix, Arizona and Sacramento, California.  Construction loans on such properties typically have terms of 12 to 24 months and have variable interest rates. Permanent fixed- and adjustable-rate loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial real estate loans generally involve a higher degree of risk than one- to four-family residential real estate loans, because they typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending.  These risks include excessive vacancy rates or inadequate operating cash flows.  Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner.  Sterling attempts to reduce its exposure to these risks by limiting loan amounts to the amounts readily accepted in the secondary market, by closely monitoring the construction disbursement process, by investigating the borrowers’ finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers.

One- to Four-Family Residential Lending.  Sterling originates fixed- and adjustable-rate residential mortgages (“ARMs”), which have interest rates that adjust annually or every three, five or seven years and are indexed to a variety of market indices.

Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market.  Within the secondary mortgage market for conventional loans, Sterling sells its residential loans both on a servicing-released and servicing-retained basis.  Sterling also sells loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal Home Loan Bank (“FHLB Seattle”) and the Federal National Mortgage Association (“FNMA”). Sterling endeavors to underwrite residential loans in compliance with these agencies’ underwriting standards.  Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with these agencies’ or applicable investor underwriting guidelines.

Conventional residential mortgage loans are originated for up to 103% of the appraised value or selling price of the mortgaged property, whichever is less.  Borrowers must purchase private mortgage insurance from approved third parties so that Sterling’s risk is limited to approximately 80% of the appraised value on all loans with loan-to-value ratios in excess of 80%.  Sterling’s residential lending programs are designed to comply with all applicable regulatory requirements.  For a discussion of Sterling’s management of interest rate risk (“IRR”) on conventional loans, see “– Secondary Market Activities.”

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

As of December 31, 2004, approximately 39% of Sterling’s one- to four-family residential construction loans consisted of loans for spec properties.  Further, as of December 31, 2004, approximately 33% and 24% of Sterling’s one- to four-family residential construction loan portfolio is concentrated in the greater Portland, Oregon and Seattle, Washington markets, respectively.  A reduction in market value or in demand for residential housing, particularly in the aforementioned markets, could lead to higher delinquencies and foreclosures and have a negative impact on Sterling.

Consumer Lending.  Consumer loans and lines of credit are originated directly through Sterling’s retail branches and Private Banking Group, and indirectly through Sterling’s Dealer Banking Department.  Sterling finances purchases of consumer goods including automobiles, boats and recreational vehicles, and lines of credit for personal use.  Generally, consumer loans are originated for terms ranging from six months to ten years.  Interest rates may be either fixed or adjustable based on a contractual formula tied to established external indices.  Sterling also makes loans secured by borrowers’ savings accounts and equity loans collateralized by residential real estate.  Equity loans may have maturities of up to 15 years.

The following table sets forth information on loan originations for the periods indicated:

	Years Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage - permanent:
One- to four-family residential	$400,391	13.7	$504,169	22.2	$350,973	19.2
Multifamily residential	43,395	1.5	71,962	3.2	77,761	4.3
Commercial real estate	241,754	8.3	114,487	5.0	66,492	3.6
	685,540	23.5	690,618	30.4	495,226	27.1
Mortgage - construction:
One- to four-family residential	719,146	24.6	531,875	23.4	481,328	26.3
Multifamily residential	102,970	3.5	79,463	3.5	62,498	3.4
Commercial property	203,401	7.0	96,213	4.2	54,621	3.0
	1,025,517	35.1	707,551	31.1	598,447	32.7
Total mortgage loans	1,711,057	58.6	1,398,169	61.5	1,093,673	59.8

Commercial and consumer:
Corporate banking	352,767	12.1	204,733	9.0	121,348	6.6
Business banking	465,827	16.0	386,521	17.0	403,181	22.1
Consumer - direct	332,076	11.4	211,505	9.3	146,575	8.0
Consumer - indirect	56,403	1.9	73,046	3.2	64,333	3.5
Total commercial and consumer loans	1,207,073	41.4	875,805	38.5	735,437	40.2

Total loans originated	$2,918,130	100.0	$2,273,974	100.0	$1,829,110	100.0

Loan Portfolio Analysis.  The following table sets forth the composition of Sterling’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage - permanent:
One- to four-family residential	$794,632	18.4	$407,999	13.8	$358,359	14.8	$315,242	14.8	$409,592	20.6
Multifamily residential	184,754	4.3	167,220	5.7	161,547	6.7	155,250	7.3	163,675	8.2
Commercial real estate	699,879	16.3	463,191	15.7	458,712	18.9	438,594	20.5	347,654	17.5
Land and other	0	0.0	0	0.0	0	0.0	925	0.0	956	0.0
	1,679,265	39.0	1,038,410	35.2	978,618	40.4	910,011	42.6	921,877	46.3

Mortgage - construction:
One- to four-family residential	356,644	8.3	271,480	9.2	280,514	11.6	214,849	10.1	215,844	10.9
Multifamily residential	102,166	2.4	127,424	4.3	96,297	4.0	88,977	4.2	80,728	4.1
Commercial real estate	194,085	4.5	154,061	5.2	104,108	4.3	92,089	4.3	81,347	4.1
	652,895	15.2	552,965	18.7	480,919	19.9	395,915	18.6	377,919	19.1
Total mortgage loans	2,332,160	54.2	1,591,375	53.9	1,459,537	60.3	1,305,926	61.2	1,299,796	65.4

Commercial and consumer:
Business, private and corporate banking	1,311,197	30.4	948,304	32.2	655,727	27.0	520,866	24.3	435,284	21.9
Consumer - direct	543,895	12.6	309,931	10.5	246,578	10.2	244,097	11.4	235,423	11.8
Consumer - indirect	120,894	2.8	99,697	3.4	62,896	2.5	65,169	3.1	17,682	0.9
Total commercial and consumer loans	1,975,986	45.8	1,357,932	46.1	965,201	39.7	830,132	38.8	688,389	34.6

Total loans receivable	4,308,146	100.0	2,949,307	100.0	2,424,738	100.0	2,136,058	100.0	1,988,185	100.0

Deferred loan origination fees, net of costs	(6,907)		(7,276)		(6,450)		(5,980)		(5,518)
Gross loans receivable	4,301,239		2,942,031		2,418,288		2,130,078		1,982,667
Allowance for loan losses	(49,362)		(35,605)		(27,866)		(20,599)		(16,740)

Loans receivable, net	$4,251,877		$2,906,426		$2,390,422		$2,109,479		$1,965,927

Contractual Principal Payments.  The following table sets forth the scheduled contractual principal repayments for Sterling’s loan portfolio at December 31, 2004.  Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for loan losses.

	Balance	Principal Payments
	Outstanding at	Contractually Due in Fiscal Years
	December 31, 2004	2005	2006-2009	Thereafter
	(Dollars in thousands)
Mortgage - permanent:
Fixed rate	$730,998	$24,981	$131,812	$574,205
Variable rate	948,267	64,414	317,111	566,742
Mortgage - construction	652,895	374,264	237,525	41,106
Consumer - direct	543,894	216,791	99,964	227,139
Consumer - indirect	120,895	25,422	87,702	7,771
Business, private and corporate banking	1,311,197	672,563	322,789	315,845

	$4,308,146	$1,378,435	$1,196,903	$1,732,808

Loan Servicing.  Sterling services its own loans, as well as loans owned by others.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures in the event of unremedied defaults.  For loans serviced by others, Sterling generally receives a fee based on the unpaid principal balance of each loan to compensate for the costs of performing the servicing function.

For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 24 to 37 basis points of the unpaid principal balance.  At December 31, 2004 and 2003, Sterling serviced for itself and for other investors, residential mortgage loans totaling $1.17 billion and $737.6 million, respectively.  Of such mortgage loans, Sterling serviced $373.6 million and $329.4 million, respectively, at these dates for FHLMC, FHLB and FNMA. Sterling’s ability to continue as a seller/servicer for these agencies is dependent upon meeting their qualifications.  Sterling currently meets all applicable requirements.  In November 2004, INTERVEST acquired PWWA, expanding Sterling’s commercial real estate servicing portfolio by $392.2 million.

Sterling receives a fee for servicing commercial and multifamily real estate loans for other investors.  This fee generally ranges from 5 to 25 basis points of the unpaid principal balance.  At December 31, 2004 and 2003, Sterling serviced for itself and other investors, commercial and multifamily real estate loans totaling $1.48 billion and $842.0 million, respectively.

Sterling also receives a fee of 50 basis points of the unpaid principal balance of each loan for servicing automobile loans for other investors.  At December 31, 2004 and 2003, Sterling serviced $7.8 million and $25.9 million of such loans, respectively.

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

Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis.  During the years ended December 31, 2004 and 2003, Sterling sold approximately $16.3 million and $35.9 million in loans under participation agreements, resulting in net gains of $44,000 and $328,000, respectively.

Sterling generally receives a fee of approximately 100 to 200 basis points of the principal balance of mortgage loans for releasing the servicing.  In 2004, 64% of Sterling’s sales of Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) insured loans were sold into the secondary market on a loan-by-loan, servicing-released basis, compared with 41% in 2003.

In 2004, 36% of Sterling’s sales of conventional, FHA and VA insured loans were sold into the secondary market on a servicing-retained basis, compared with 59% in 2003.  Sterling records a valuation of approximately 100 to 115 basis points of the principal balance of such loans for retaining the servicing.  At December 31, 2004 and 2003, Sterling had recorded as net assets $4.1 million and $3.5 million in servicing rights, respectively.  See Note 3 of “Notes to Consolidated Financial Statements.”

Loan Commitments.  Sterling makes written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans.  These loan commitments establish the terms and conditions under which Sterling will fund the loans.  Sterling had outstanding commitments to originate or purchase loans, the undisbursed portion of which aggregated $485.2 million and $279.0 million at December 31, 2004 and 2003, respectively.  Sterling also had secured and unsecured commercial and personal lines of credit, the undisbursed portion of which was approximately $623.1 million and $370.8 million at December 31, 2004 and 2003, respectively.  See Note 17 of “Notes to Consolidated Financial Statements.”

Derivatives and Hedging.  Sterling, through its subsidiary Action Mortgage, enters into interest rate lock commitments to prospective residential mortgage borrowers.  Action Mortgage hedges IRR by entering into nonbinding (“best-efforts”) forward sales agreements with third parties.  In addition, to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage hedges IRR by entering into binding (“mandatory”) forward sales agreements on ABS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver ABS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or ABS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.  During the years ended December 31, 2004 and 2003, Sterling recorded $231,000 and $1.1 million in revenue from forward sales agreements and similar transactions, respectively.  This revenue is a component of income from mortgage banking operations in the income statement.

Rate lock commitments and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of the rate lock commitments and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur.  The estimated fair value of rate lock commitments and forward sales agreements were greater than the contracted amounts, which resulted in assets of $76,000 and $12,000, respectively, at December 31, 2004.  Rate lock commitments and forward sales agreements were a liability of $84,000 and an asset of $73,000, respectively, at December 31, 2003.

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

Under this system, Sterling classifies loans and other assets it considers of questionable quality.  Sterling’s system employs the classification categories of “substandard,” “doubtful” and “loss.” Substandard assets have deficiencies, which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss.  An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling.  Total classified assets decreased to $68.3 million at December 31, 2004, from $84.8 million at December 31, 2003.  As a percentage of total assets, classified assets decreased from the prior year.  The percentage of classified assets to total assets was 0.98% and 1.98% at December 31, 2004 and 2003, respectively.  See “– Major Classified Loans.”

Assets classified as substandard or doubtful require the establishment of valuation allowances in amounts considered by management to be adequate under accounting principles generally accepted in the United States of America (“GAAP”).  Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount.  At December 31, 2004, Sterling’s assets classified as loss totaled $3.6 million compared to $3.3 million at December 31, 2003.  Judgments regarding the adequacy of a valuation allowance are based on ongoing evaluations of the nature, volume and quality of the loan portfolio, REO and other assets, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

REO is recorded at the lower of estimated fair value, less estimated selling expenses, or carrying value at foreclosure. Fair value is defined as the amount in cash or other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller.  Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal.  The carrying value of REO is continuously evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value, which considers, among other things, estimated direct holding costs and selling expenses.

The following table sets forth the activity in Sterling’s REO for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$4,226	$3,953	$2,982
Loan foreclosures and other additions	4,445	3,900	7,876
Improvements and other changes	(132)	282	715
Sales	(6,669)	(3,729)	(7,382)
Provisions for losses	(5)	(180)	(238)

Balance at end of period	$1,865	$4,226	$3,953

Major Classified Loans.  Sterling’s classified loans, with a net carrying value at December 31, 2004 of more than     $4.0 million each, which together constitute 34.2% of classified assets, included the following:

Sterling holds an income property loan secured by a specialized care facility located in Arizona.  The aggregate carrying value of this loan at December 31, 2004, was $8.1 million.  This loan remains current as to interest, and the term has been extended through the end of March 2005.

Sterling holds two income property construction loans and a commercial line of credit secured by a hotel in western Washington.  The aggregate carrying value of these loans at December 31, 2004 was $5.7 million.  Borrowers are performing under the terms of a conditional forbearance agreement, and negotiations regarding a revised forbearance agreement are in progress.

Sterling holds an income property loan secured by a specialized care facility located in western Washington.  The aggregate carrying value of this loan at December 31, 2004 was $5.2 million.  The loan has been classified due to the facility’s low occupancy rates, but continues to perform as agreed and is being closely monitored.

Sterling holds an income property loan secured by four hotel properties located in the Pacific Northwest.  The aggregate carrying value of this loan at December 31, 2004 was $4.3 million.  Sterling believes potential losses are reserved sufficiently.  These hotels are operating under receivership, and the receiver continues to actively market the properties with prospective buyers.

Major Real Estate Owned.  At December 31, 2004, the aggregate value of outstanding REO properties was $1.9 million.  None of the REO properties had a carrying value of more than $1.0 million.

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

For consumer loans, a demand letter is sent when the account becomes delinquent for two payments. Additional collection work or repossession may follow. In certain instances, Sterling may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. Collection procedures similar to those used for consumer and residential mortgage loans are followed for commercial, construction and income property loans, with the exception that these accounts are generally handled as a joint effort between the originating loan officer and the Special Assets Department during initial stages of delinquency. On or before 60 days of delinquency, the collection effort is typically shifted from the originating loan officer to the Special Assets Department.

The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Nonaccrual loans	$10,738	$16,208	$16,278	$21,102	$8,385
Restructured loans	1,305	1,164	594	886	0
Total nonperforming loans	12,043	17,372	16,872	21,988	8,385
Real estate owned (1)	1,865	4,226	3,953	2,982	6,407

Total nonperforming assets	$13,908	$21,598	$20,825	$24,970	$14,792

Ratio of total nonperforming assets to total assets	0.20%	0.50%	0.59%	0.82%	0.56%
Ratio of total nonperforming loans to gross loans	0.28%	0.59%	0.70%	1.03%	0.42%
Ratio of allowance for estimated losses on loans to total nonperforming loans (2)	538.3%	216.6%	174.3%	91.9%	190.1%

(1)   Amount is net of the allowance for REO losses.

(2)          Excludes loans classified as loss. Loans classified as loss that are excluded from allowance for loan losses were $3,528,000, $2,897,000, $2,067,000, $1,843,000 and $803,000 at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.  There were no loans classified as loss that are excluded from total nonperforming loans in any of the periods.

Sterling regularly reviews the collectibility of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is reversed from income at that time. Loans may be placed in nonaccrual status earlier if, in management’s judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Interest income of $659,000, $1,025,000 and $1,103,000 was recorded on these loans during the years ended December 31, 2004, 2003 and 2002, respectively.  Additional interest income of $1,348,000, $1,487,000 and $778,000 would have been recorded during the years ended December 31, 2004, 2003 and 2002, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms.

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

Management believes that the allowance for loan losses is adequate given the composition and risks of the loan portfolios, although there can be no assurance that the allowance will be adequate to cover all contingencies.  The following table sets forth information regarding changes in Sterling’s allowance for estimated losses on loans for the periods indicated:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Balance at beginning of period	$35,605	$27,866	$20,599	$16,740	$15,603
Charge-offs:
Mortgage - permanent	(59)	(165)	(48)	(270)	(209)
Mortgage - construction	(645)	(106)	(868)	(756)	(618)
Consumer - direct	(1,373)	(1,146)	(954)	(1,011)	(1,181)
Consumer - indirect	(370)	(445)	(407)	(544)	(1,048)
Business, private and corporate banking	(3,036)	(2,391)	(2,776)	(2,016)	(835)
Total charge-offs	(5,483)	(4,253)	(5,053)	(4,597)	(3,891)
Recoveries:
Mortgage - permanent	25	42	19	9	27
Mortgage - construction	2	3	2	31	1
Consumer - direct	214	160	208	203	165
Consumer - indirect	111	149	170	184	209
Business, private and corporate banking	16	268	54	29	26
Total recoveries	368	622	453	456	428
Net charge-offs	(5,115)	(3,631)	(4,600)	(4,141)	(3,463)
Provisions for loan losses	12,150	10,500	11,867	8,000	4,600
Allowance for losses on assets acquired	6,722	870	0	0	0
Balance at end of period	$49,362	$35,605	$27,866	$20,599	$16,740
Allowances allocated to loans classified as loss	$3,528	$2,897	$2,067	$1,843	$803
Ratio of net charge-offs to average loans outstanding during the period	0.13%	0.13%	0.21%	0.21%	0.18%

Allowances are provided for individual loans when management considers ultimate collection to be questionable. Such allowances are based, among other factors, upon the estimated net realizable value of the collateral of the loan or guarantees, if applicable. The following table sets forth the allowances for estimated losses on loans by category and summarizes the percentage of total loans in each category to total loans:

	December 31,
	2004		2003		2002		2001		2000
	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans
	(Dollars in thousands)

Mortgage - permanent	$10,632	39.0	$4,902	35.2	$2,881	40.4	$2,285	42.6	$3,801	46.3
Mortgage - construction	6,264	15.2	6,336	18.7	6,199	19.9	3,601	18.6	3,903	19.1
Consumer - direct	7,247	12.6	3,843	10.5	2,986	10.2	2,812	11.4	2,907	11.8
Consumer - indirect	1,156	2.8	1,676	3.4	1,349	2.5	1,202	3.1	760	0.9
Business, private and corporate banking	23,710	30.4	17,979	32.2	14,014	27.0	10,211	24.3	5,166	21.9
Unallocated	353	N/A	869	N/A	437	N/A	488	N/A	203	N/A

	$49,362	100.0	$35,605	100.0	$27,866	100.0	$20,599	100.0	$16,740	100.0

Investments and Asset-Backed Securities

Investments and ABS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost.  At December 31, 2004 and 2003, investments and ABS classified as held to maturity were $47.4 million and $2.2 million, respectively.  See “MD&A – Critical Accounting Policies – Investments and ABS.”

At December 31, 2004 and 2003, investments and ABS classified as available for sale were $2.16 billion and $1.07 billion, respectively.  The carrying value of these investments and ABS at December 31, 2004 and 2003 includes net unrealized losses of $14.8 million and $23.4 million, respectively.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income and may continue to do so in future periods.  See “MD&A – Critical Accounting Policies – Investments and ABS.”

Sterling invests primarily in ABS issued by FHLMC and FNMA and other agency obligations.  Such investments provide Sterling with a relatively liquid source of interest income and collateral, which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and ABS.  See “MD&A – Results of Operations – Other Income/Expense” and Note 1 of “Notes to Consolidated Financial Statements.”

The following table provides the carrying values, contractual maturities and weighted average yields of Sterling’s investment and ABS portfolio at December 31, 2004.  Actual maturities may differ from the contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Maturity
	Less than One Year	One to Five Years	Over Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Asset-backed securities
Balance	$0	$0	$172,074	$1,864,846	$2,036,920
Weighted average yield	0.00%	0.00%	4.14%	4.67%	4.62%
U.S. government and agency obligations
Balance	$5,007	$23,063	$0	$0	$28,070
Weighted average yield	2.77%	2.95%	0.00%	0.00%	2.87%
FHLB Seattle stock, at cost
Balance	$0	$0	$0	$74,846	$74,846
Weighted average yield (1)	0.00%	0.00%	0.00%	2.66%	2.66%
Municipal bonds
Balance	$326	$2,642	$4,507	$39,974	$47,449
Weighted average yield (2)	4.89%	3.90%	3.44%	4.50%	4.37%
Other (3)
Balance	$715	$80	$0	$16,505	$17,300
Weighted average yield	1.83%	3.20%	0.00%	0.00%	0.09%

Total carrying value	$6,048	$25,785	$176,581	$1,996,171	$2,204,585
Weighted average yield	2.77%	3.05%	4.12%	4.56%	4.50%

(1)          The weighted average yield on FHLB Seattle stock is based upon the dividends received for the year ended December 31, 2004.  Sterling expects the dividends in 2005 to be substantially lower than those in 2004.

(2)          The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.

(3)          Other investments relate primarily to limited partnership interests in low-income housing projects.

The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling’s investment and ABS portfolio at the dates indicated:

	December 31,
	2004	2003	2002
	(Dollars in thousands)

Asset-backed securities	$2,036,920	$983,736	$743,610
U.S. government and agency obligations	28,070	13,333	13,666
FHLB Seattle stock	74,846	51,261	42,213
Municipal bonds	47,449	6,285	3,352
Other	17,300	18,569	27,327

Total	$2,204,585	$1,073,184	$830,168

Available for sale	2,157,136	1,070,955	826,692
Held to maturity	47,449	2,229	3,476

Total	$2,204,585	$1,073,184	$830,168

Weighted average yield	4.50%	4.62%	4.65%

Sources of Funds

General.  Sterling’s primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, FHLB Seattle advances, secured lines of credit and other borrowings, proceeds from sales of investments and ABS, and proceeds from sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other borrowings and other economic conditions. Borrowings also may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See “– Lending Activities” and “– Investments and Asset-Backed Securities.”

Deposit Activities.  As a regional community bank, Sterling offers a variety of accounts for depositors designed to attract both short-term and long-term deposits from the general public. These accounts include money market deposit accounts (“MMDA”) and checking accounts, in addition to more traditional savings accounts and certificates of deposit (“CDs”) accounts. Sterling offers both interest- and noninterest-bearing checking accounts. The interest-bearing checking accounts can be subject to monthly service charges, unless a minimum balance is maintained. MMDA, CDs and savings accounts earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.

With the exception of certain promotional CDs and variable-rate 18-month Individual Retirement Account certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

Sterling supplements its retail deposit gathering by soliciting funds from public entities and acquiring brokered deposits. Public funds were 8.5% and 13.9% of deposits at December 31, 2004 and 2003, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had $375.3 million and $114.2 million of brokered deposits at December 31, 2004 and 2003, respectively.

The primary deposit vehicles being utilized by Sterling’s customers are CDs with terms of one year or less, regular savings accounts, MMDA, commercial checking, or noninterest-bearing demand accounts and negotiable order of withdrawal (“NOW”) accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated:

	Years Ended December 31,
	2004		2003		2002
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)

Time deposits	$1,608,599	2.57%	$1,152,281	2.54%	$1,052,792	3.44%
Regular savings and MMDA	1,092,612	1.04	572,842	1.15	364,823	1.62
Checking accounts:
NOW checking accounts	399,963	0.21	318,722	0.31	335,003	0.44
Noninterest-bearing demand accounts	546,128	0.00	280,990	0.00	206,323	0.00

	$3,647,302	1.47%	$2,324,835	1.58%	$1,958,941	2.23%

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Dollars in thousands)

Less than three months	$293,748	$296,458
Three to six months	245,928	113,516
Six to twelve months	202,773	164,436
Over twelve months	261,189	87,859

	$1,003,638	$662,269

The following table presents the types of deposit accounts and the rates offered by Sterling Savings Bank and the balances in such accounts as of the specified dates:

		December 31, 2004					December 31, 2003
Minimum Term	Category	Minimum Balances	Amount	Percentage of Total Deposits	Interest Rate Offered		Minimum Balances	Amount	Percentage of Total Deposits	Interest Rate Offered
				(Dollars in thousands, except minimum amounts)
Transaction Accounts:
None	NOW checking	Varies	$413,217	10.7	0.10%		Varies	$301,197	12.3	0.10%
None	Commercial checking	Varies	574,186	14.9	0.00		Varies	306,456	12.5	0.00
	Total transaction accounts		987,403	25.6				607,653	24.8

Savings Accounts:
None	Regular savings	100	203,487	5.3	0.40		100	118,251	4.8	0.40
None	MMDA	1,000	901,384	23.3	1.47		1,000	545,607	22.2	1.14
	Total savings accounts		1,104,871	28.6				663,858	27.0

Time Deposits:
Less than 90 days	Fixed term, fixed rate	5,000	3,142	0.1	1.19		5,000	2,803	0.1	0.50
3 months	Fixed term, fixed rate	500	9,172	0.2	1.49		500	5,772	0.2	0.75
6 months	Fixed term, fixed rate	500	43,959	1.1	1.79		500	34,260	1.4	0.85
9 months	Fixed term, adjustable rate	5,000	88,170	2.3	2.47		5,000	87,471	3.6	0.90
11 months	Fixed term, fixed rate	500	120,535	3.1	2.03 - 2.08		500	49,383	2.0	1.24
12 months	Fixed term, fixed rate	500	56,905	1.5	2.13		500	54,770	2.2	0.90
12 months	Fixed term, adjustable rate	N/A	2,103	0.1	N/A	(1)	N/A	2	0.0	N/A	(1)
15 months	Fixed term, adjustable rate	5,000	43,159	1.1	2.03 - 2.18		5,000	75,121	3.1	1.00
18 months	Fixed term, fixed rate	500	21,422	0.6	2.28 - 2.37		500	22,812	0.9	1.49
24 months	Fixed term, fixed rate	500	52,276	1.4	2.67		500	32,326	1.3	1.83
36 months	Fixed term, fixed rate	500	127,762	3.3	3.11		500	120,333	4.9	2.52
Greater than 36 months	Fixed term, fixed rate	500	373,449	9.7	3.70		500	204,662	8.3	3.06
18 months	Variable rate, IRA	100	3,987	0.1	3.13		100	4,214	0.2	1.53
18 months	Fixed rate, IRA	500	104,274	2.7	1.24		500	6,460	0.3	1.24
36 months	Variable rate, IRA	2,000	6,738	0.2	N/A	(1)	2,000	10,491	0.4	N/A	(1)
9 months	Mini-jumbos	80,000	7,914	0.2	1.05		80,000	5,442	0.2	1.05
6 months	Jumbos	100,000	330,568	8.6	1.10		100,000	353,059	14.4	1.10
Less than 1 year	Brokered	N/A	375,487	9.5	1.33		N/A	114,184	4.7	1.33
	Total time deposits		1,771,022	45.8				1,183,565	48.2
	Total deposits		$3,863,296	100.0				$2,455,076	100.0

(1)          Not currently offered.

The following table sets forth the composition of Sterling’s deposit accounts at the dates indicated:

	December 31,
	2004		2003
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
	(Dollars in thousands)

NOW checking	$413,217	10.7	$301,197	12.3
Commercial checking	574,186	14.9	306,456	12.5
Regular savings	203,487	5.3	118,251	4.8
MMDA	901,384	23.3	545,607	22.2

Variable-rate time deposits:
9-36 months	142,218	3.7	177,300	7.2

Fixed-rate time deposits:
1-11 months	890,614	23.1	564,903	23.0
12-35 months	284,223	7.4	165,920	6.8
36-240 months	453,967	11.6	275,442	11.2

Total deposits	$3,863,296	100.0	$2,455,076	100.0

A majority of Sterling’s depositors are residents of the states of Washington, Oregon, Idaho and Montana.  Sterling has 130 automated teller machines (“ATM”) to better serve customers in those markets. Customers also can access ATMs operated by other financial institutions. Sterling is a member of The Exchange and the Plus System ATM networks that allow participating customers to deposit or withdraw funds from NOW checking accounts, MMDA and savings accounts at numerous locations in the United States and internationally.

Borrowings.  Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle to Sterling Savings Bank and upon reverse repurchase agreements with major broker/dealers and financial entities to supplement its funding and to meet deposit withdrawal requirements.  See “MD&A – Liquidity and Capital Resources.”

The FHLB Seattle is part of a system that consists of 12 regional Federal Home Loan Banks (the “FHL Banks”) each subject to Federal Housing Finance Board supervision and regulation, and that function as a central reserve bank providing credit to savings institutions.  As a condition of membership in the FHLB Seattle, Sterling Savings Bank is required to own stock of the FHLB Seattle in an amount determined by a formula based upon the larger of Sterling Savings Bank’s total mortgages outstanding or total advances from the FHLB Seattle.  At December 31, 2004, Sterling Savings Bank held more than the minimum FHLB Seattle stock ownership requirement.  The stock of the FHLB Seattle always has been redeemable at par value, but there can be no assurance that this always will be the case.

As a member of the FHLB Seattle, Sterling Savings Bank can apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness, including a minimum ratio of total capital assets of at least five percent, are met.  Each available credit program has its own interest rate and range of maturities.  At December 31, 2004, Sterling had advances totaling $1.64 billion from the FHLB Seattle, which mature from 2005 through 2016 at interest rates ranging from 1.83% to 8.08%.  See “MD&A – Liquidity and Capital Resources” and Note 9 of “Notes to Consolidated Financial Statements.”

Sterling also borrows funds under reverse repurchase agreements with major broker/dealers and financial entities pursuant to which it sells investments (generally U.S. agency and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $779.0 million and $360.6 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2004 and 2003, respectively.  The use of reverse repurchase agreements may expose

Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “MD&A – Asset and Liability Management,” “MD&A – Liquidity and Capital Resources” and Note 10 of “Notes to Consolidated Financial Statements.”

Other Borrowings.  Sterling has a variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”) with a balance of $19.0 million outstanding at December 31, 2004.  This note matures on September 17, 2007.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.00% and is payable monthly.  The term note is collateralized by a majority of the common and preferred stock of Sterling Savings Bank.  See Note 11 of “Notes to Consolidated Financial Statements.”

At December 31, 2004, Sterling had outstanding $108.7 million in various series of Trust Preferred Securities issued to investors.  See Note 11 of “Notes to Consolidated Financial Statements.”

The following table sets forth certain information regarding Sterling’s short-term borrowings as of and for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements	$779,012	$285,637	$154,769
Short-term advances	648,648	372,500	238,975

Average amount outstanding during the period:
Short-term reverse repurchase agreements	$630,057	$56,518	$45,728
Short-term advances	517,499	197,500	55,641

Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements	2.22%	1.82%	1.85%
Short-term advances	2.77%	2.73%	4.69%

Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements	2.53%	1.59%	1.83%
Short-term advances	3.36%	2.51%	3.69%

The following table sets forth certain information concerning Sterling’s outstanding borrowings for the periods indicated:

	December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

FHLB Seattle advances:
Short-term	$562,238	22.1	$408,685	26.8	$238,975	19.1
Long-term	1,073,695	42.1	617,346	40.4	635,540	50.8
Securities sold subject to reverse repurchase agreements and funds purchased:
Short-term	780,012	30.6	288,137	18.9	154,769	12.3
Long-term	0	0.0	75,000	4.9	95,000	7.6
Floating Rate Notes Due 2006 (1)	0	0.0	30,000	2.0	30,000	2.4
Term note payable	19,000	0.7	22,000	1.4	25,000	2.0
Trust Preferred Securities	108,685	4.3	80,415	5.3	64,000	5.1
Other	4,137	0.2	5,583	0.3	8,682	0.7

Total borrowings	$2,547,767	100.0	$1,527,166	100.0	$1,251,966	100.0
Weighted average interest rate at end of period		3.36%		3.40%		4.50%

(1)          These notes were redeemed in full in December 2004.

Subsidiaries

Sterling’s principal subsidiary is Sterling Savings Bank.  Sterling Savings Bank has three principal subsidiaries, which have been previously described: Action Mortgage, INTERVEST and Harbor Financial.  Additionally, Sterling and Sterling Savings Bank have the following other wholly owned, direct subsidiaries:

Sterling Financial Corporation.

(1)                                  Sterling Capital Trust II (“SCT-II”) was organized in July 2001 as a Delaware business trust.  Sterling owns all the common equity of SCT-II.  The sole asset of SCT-II is the Junior Subordinated Debentures-II issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(2)                                  Sterling Capital Trust III (“SCT-III”) was organized in April 2003 as a Delaware business trust.  Sterling owns all the common equity of SCT-III.  The sole asset of SCT-III is the Junior Subordinated Debentures-III issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(3)                                  Sterling Capital Trust IV (“SCT-IV”) was organized in May 2003 as a Delaware business trust.  Sterling owns all the common equity of SCT-IV.  The sole asset of SCT-IV is the Junior Subordinated Debentures-IV issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(4)                                  Sterling Capital Statutory Trust V (“SCT-V”) was organized in May 2003 as a Connecticut business trust.  Sterling owns all the common equity of SCT-V.  The sole asset of SCT-V is the Junior Subordinated Debentures -V issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(5)                                  Sterling Capital Trust VI (“SCT-VI”) was organized in June 2003 as a Delaware business trust.  Sterling owns all the common equity of SCT-VI.  The sole asset of SCT-VI is the Junior Subordinated Debentures-VI issued by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(6)                                  Klamath First Capital Trust I (“KCT-I”) was organized in July 2001 as a Delaware business trust.  Sterling owns all the common equity of KCT-I.  The sole asset of KCT-I is the Junior Subordinated Debentures-I issued by KFBI and assumed by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(7)                                  Klamath First Capital Trust II (“KCT-II”) was organized in April 2002 as a Delaware business trust.  Sterling owns all the common equity of KCT-II.  The sole asset of KCT-II is the Junior Subordinated Debentures-II issued by KFBI and assumed by Sterling.  See Note 11 of “Notes to Consolidated Financial Statements.”

(8)                                  Tri-Cities Mortgage Corporation was organized to engage in real estate development.

Sterling Savings Bank.

(1)                                  The Dime Service Corporation was acquired as part of a merger in February 2003.  The corporation is currently inactive.

(2)                                  Evergreen Environmental Development Corporation was organized to engage in real estate development.

(3)                                  Evergreen First Service Corporation owns all of the outstanding capital stock of Harbor Financial, through which Sterling offers tax-deferred annuities, mutual funds and other financial products.

(4)                                  Fidelity Service Corporation acts as a trustee in the reconveyance of deeds of trust originated by Sterling Savings Bank and Action.

(5)                                  Pacific Cascades Financial, Inc. was acquired in January 2004.  The corporation acts as trustee in the reconveyance of deeds of trust.

(6)                                  Peter W. Wong Associates, Inc. was organized to offer alternative financial services.

(7)                                  Source Capital Corporation was acquired in September 2001.  The corporation holds and services loans.

(8)                                  Source Capital Leasing Corporation was acquired in September 2001, and was organized to engage in corporate leasing.

(9)                                  Tri-West Mortgage, Inc. was organized to engage in mortgage banking.

Competition

Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling loans, from savings and loan associations, mutual savings banks, credit unions, commercial banks and other institutions, many of which have greater resources than Sterling. Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities.  Some or all of these competitive businesses operate in Sterling’s market areas.

Personnel

As of December 31, 2004, Sterling, including its subsidiaries, had 1,624 full-time equivalent employees.  Employees are not represented by a collective bargaining unit.  Sterling believes it has good relations with its employees.

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans.  Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean-up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for clean-up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower.  To minimize this risk, Sterling may require an environmental examination and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower.  This examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, with the costs of such examinations and reports being the responsibility of the borrower.  These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sterling.  Sterling is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Sterling.

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

Savings and Loan Holding Company Regulation.  Sterling is registered as a savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”).  The HOLA generally permits a savings and loan holding company to engage in activities which are unrelated to the operation of a savings and loan association, provided the holding company controls only one savings and loan association and such savings and loan association meets the Qualified Thrift Lender Test (the “QTL Test”), as described under “– Qualified Thrift Lender.”  Sterling presently controls only one savings and loan association, Sterling Savings Bank, which at December 31, 2004, met the QTL Test.

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

Under the HOLA, no person may acquire control of a savings association or a savings and loan holding company without the prior approval of the OTS.  As a savings and loan holding company, Sterling is prohibited from acquiring, without the prior approval of the OTS: (i) control of another savings association or a savings and loan holding company; (ii) the assets of another savings association or savings and loan holding company by merger, consolidation or purchase; (iii) more than 5% of the voting shares of a savings association or a savings and loan holding company which is not a subsidiary of Sterling; or (iv) control of a depository institution, the accounts of which are not insured by the FDIC.

The HOLA authorizes the OTS to issue a directive to a savings and loan holding company and any of its subsidiaries if the OTS determines that there is reasonable cause to believe that the continuation by the holding company of any activity constitutes a serious risk to the financial safety, soundness or stability of the holding company’s subsidiary savings association.  The OTS may impose restrictions through such directive to limit such risk, including limiting: (i) payment of dividends by the savings association; (ii) transactions between the savings association, the holding company and the subsidiaries or affiliates of either; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its other affiliates may be imposed on the savings association. Such a directive has the same effect as a final cease and desist order.  The issuance of the directive can be appealed to the Director of the OTS.

The Fair and Accurate Credit Transactions Act.  In December 2003, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT”) was signed into law.  The FACT includes many provisions concerning national credit reporting standards and permits consumers, including Sterling’s customers, to opt out of information sharing among affiliated companies for marketing purposes.  The FACT also requires financial institutions to provide consumers certain information regarding the consumer’s credit score.  Additionally, financial institutions must notify their customers if they report negative information about them to credit bureaus or if the credit terms offered to a customer are materially less favorable than the most favorable terms offered to a substantial portion of customers because of information in the customer’s credit report.  The FACT also contains provisions intended to help detect identity theft.

The Sarbanes-Oxley Act.  In July 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted in response to public concerns regarding corporate accountability. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOA represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

The SOA includes new disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General.  In particular, the SOA establishes: new requirements for audit committees; additional responsibilities regarding financial statements of reporting companies; new standards for auditors and regulation of audits; increased disclosure and reporting obligations for a reporting company and its directors and executive officers; and new civil and criminal penalties for violation of the securities laws. The SEC has enacted rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

The GLBA, among other things, provides customers with greater financial privacy by requiring financial institutions to safeguard their nonpublic personal information.  Financial institutions must advise customers of their policies regarding sharing nonpublic personal information with non-affiliated third parties and allow customers to “opt-out” of such sharing (subject to several exceptions related mainly to processing customer-initiated transactions and compliance with current law).

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

Under OTS regulations that implement the “prompt corrective action” system mandated by FDICIA, an institution is “well capitalized” if its total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) is 10% or more, its Tier 1 risked-based capital ratio (the ratio of core (Tier 1) capital to risk-weighted assets) is 6% or more, its core (Tier 1) capital ratio (the ratio of core (Tier 1) capital to total assets) is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level.  At December 31, 2004, Sterling Savings Bank met the standards for a “well capitalized” institution.

An institution, which is “undercapitalized,” must submit a capital restoration plan to the OTS.  The plan may be approved only if the OTS determines it is likely to succeed in restoring the institution’s capital and will not appreciably increase the risks to which the institution is exposed. The institution’s performance under the plan must be guaranteed by any company, which controls the institution, up to a maximum of 5% of the institution’s assets.  The OTS also may require an undercapitalized institution to take various actions deemed appropriate to minimize the potential losses to the deposit insurance fund.  Institutions that are “significantly undercapitalized” or “critically undercapitalized” are subject to additional sanctions.

FDICIA directs each bank regulatory agency and the OTS to review its capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds. FDICIA, as amended, also requires the OTS to prescribe minimum operational and managerial standards and standards for asset quality, earnings and stock valuation for savings institutions. Any savings institution that fails to meet such standards may be required to submit a plan for corrective action.  If a savings institution fails to submit or implement an acceptable plan, the OTS may require the institution to take any action the OTS determines will best carry out the purpose of prompt corrective action.

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

Regulatory Capital Requirements.  Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the OTS adopted regulations implementing new capital standards applicable to all savings associations, including Sterling Savings Bank.  Such capital standards require that savings associations maintain: (i) capital of not less than 1.5% of adjusted total assets; (ii) core (Tier 1) capital of not less than 4% of adjusted total assets; and (iii) total risk-based capital of not less than 8% of risk-weighted assets.  As of December 31, 2004, Sterling Savings Bank met all regulatory capital requirements.  For additional information, see “MD&A – Liquidity and Capital Resources.”

Core (Tier 1) capital consists of: common shareholders’ equity, including retained earnings; noncumulative perpetual preferred stock; certain non-withdrawable and pledged deposits; and minority interests in equity accounts of fully consolidated subsidiaries.  In calculating core (Tier 1) capital, certain items must be deducted.  These items are goodwill and other intangible assets, nonqualifying purchased mortgage servicing rights and investments (whether debt or equity) in subsidiaries engaged as of April 1989 in activities, which were permissible for national banks.  The face amount of credit-enhancing, interest-only-strips that exceeds 25% of Tier 1 capital must also be deducted from core (Tier 1) capital.  With respect to purchased mortgage servicing rights, the amount that qualifies to be included in core (Tier 1) capital is the lower of (a) 90% of fair market value if determinable, (b) 90% of original cost, or (c) the current amortized book value.

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

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at December 31, 2004 and 2003.  See “MD&A – Capital.”

	December 31,
	2004		2003
	Core (Tier 1) Capital
	Dollars	%(1)	Dollars	%
	(Dollars in thousands)

Total shareholders’ equity	$566,420	8.31	$346,989	8.18
Adjustment:
Unrealized (gains) losses on securities	9,470	0.14	15,193	0.36
Less:
Nonqualifying servicing assets	(52)	0.00	(317)	(0.01)
Goodwill and other intangibles, net	(124,920)	(1.83)	(46,479)	(1.10)
Total core (Tier 1) capital (2)	450,918	6.62	315,386	7.43
Core (Tier 1) capital requirement	272,599	4.00	169,711	4.00

Core (Tier 1) capital excess	$178,319	2.62	$145,675	3.43

	Core (Tier 1) Risk-Based Capital
	Dollars	%	Dollars	%
	(Dollars in thousands)

Total core (Tier 1) capital	$450,918	9.73	$315,386	9.89
Core (Tier 1) risk-based capital requirement	185,404	4.00	127,313	4.00

Core (Tier 1) risk-based capital excess	$265,514	5.73	$188,073	5.89

	Total Risk-Based Capital
	Dollars	%	Dollars	%
	(Dollars in thousands)

Total core (Tier 1) capital	$450,918	9.73	$315,386	9.90
General valuation allowances	45,834	0.99	32,707	1.03
Low-level recourse deduction	0	0.00	(723)	(0.02)
Total risk-based capital	496,752	10.72	347,370	10.91
Risk-based capital requirement	370,807	8.00	254,627	8.00

Risk-based capital excess	$125,945	2.72	$92,743	2.91

(1)          Ratio of core (Tier 1) capital to adjusted total assets for the core (Tier 1) capital ratio and ratio of core (Tier 1) and total risk-based capital to risk-weighted assets for core (Tier 1) risk-based and total risk-based capital.

(2)          Sterling exceeds “well capitalized” requirements under FDICIA, which are 10% for total risk-based capital, 6% for Tier 1 risk-based capital, and 5% for Tier 1 leverage capital.

Savings associations that fail to meet the core (Tier 1) or risk-based capital requirements are subject to a number of sanctions or restrictions. Specifically, under FIRREA, if such failure occurs the OTS must prohibit any asset growth, except that the OTS may permit growth in an amount not in excess of net interest credited to the savings association’s deposit liabilities, if: (i) the savings association obtains the prior approval of the OTS; (ii) any increase in assets is accompanied by an increase in core (Tier 1) capital in an amount not less than 3.0% of the increase in assets; (iii) any increase in assets is accompanied by an increase in capital not less in percentage amount than required under the risk-based capital standards then applicable; (iv) any increase in assets is invested in low-risk assets; and (v) the savings association’s ratio of core (Tier 1) capital to total assets is not less than the ratio existing on January 1, 1991.

The OTS also may require any savings association not in compliance with capital standards (including any individual minimum capital requirement) to comply with a capital directive issued by the OTS.  Such a capital directive may order the savings association to: (a) achieve its minimum capital requirements by a specified date; (b) adhere to a compliance schedule for achieving its minimum capital requirements; (c) submit and adhere to a capital plan acceptable to the OTS; and/or (d) take other actions, including reducing its assets or rate of liability growth and/or restricting its payment of dividends to reach the required capital levels.  The OTS, by such capital directive, enforcement proceedings or otherwise, may require an association not in compliance with the capital requirements to: (i) increase the amount of its regulatory capital to a specified level; (ii) convene a meeting with the OTS supervision staff for the purpose of accomplishing the objectives of the regulations; (iii) reduce or limit the rate of interest that may be paid on savings accounts; (iv) limit the receipt of deposits to those made to existing accounts; (v) cease or limit lending or making a particular loan or category of loan; (vi) cease or limit the purchase of loans or making specified other investments; (vii) limit operational expenditures to specific levels; (viii) increase liquid assets and maintain such increased liquidity at specified levels; or (ix) take such other action or actions as the OTS may deem necessary or appropriate for the safety and soundness of the savings association or the protection of its depositors.  The material failure of a savings association to comply with any plan, regulation, written agreement, order or directive issued will be treated as an unsafe or unsound practice that could result in the imposition of certain penalties or sanctions including, but not limited to, the assessment of civil monetary penalties, the issuance of a cease and desist order or the appointment of a conservator or receiver.

Any savings association that does not meet its regulatory capital requirements may not accept, without a written waiver from the OTS, brokered deposits if such deposits, together with any existing brokered deposits outstanding, would exceed 5.0% of the association’s total deposits.  In addition, the FDIC prohibits, with certain exceptions, an “insolvent institution” from accepting any brokered deposits. An insolvent institution is defined as any insured depository institution that does not meet the minimum capital requirements applicable with respect to such institution. This prohibition includes any renewal of an account in any insolvent institution and any rollover of any amount on deposit. The FDIC may waive this restriction upon application by an insured depository institution and a finding that the acceptance of such deposits does not constitute an unsafe or unsound practice with respect to such institution.  As a “well capitalized” institution, Sterling is qualified to have brokered deposits without prior approval from the OTS.  Sterling had $375.3 million and $114.2 million in brokered deposits at December 31, 2004 and 2003, respectively.

A savings association that is not in compliance with its capital requirements may apply to the OTS for an exemption from the sanctions and penalties imposed upon a savings association for failure to comply with its minimum capital standards.  Pursuant to FIRREA, the OTS may approve an application for a capital exemption if such exemption would pose no significant risk to the affected insurance fund, the savings association’s management is competent, the savings association is in compliance with all applicable statutes, regulations, orders and supervisory agreements and directives and the savings association’s management has not engaged in insider dealing, speculative practices or any other activities that could have jeopardized the association’s safety and soundness or contributed to impairing the association’s capital.  Any application for a capital exemption must be accompanied by an acceptable capital plan.  If a savings association receives approval of a capital exemption and operates in accordance with an acceptable capital plan, it will be deemed to be in compliance with its capital standards for purposes of OTS capital regulation only.  The savings association must request and receive approval of specific, express exemptions from the provisions of other rules, regulations and policy statements as part of the accepted capital plan to be deemed in capital compliance for purposes of such other rules, regulations and policy statements.

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

The Financing Corporation (“FICO”), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose purpose is to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation.  Outstanding FICO bonds, which are 30-year noncallable bonds, mature in 2017 through 2019.  The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds.  The FDIC acts as a collection agent for the FICO.  The FICO assessment rate, currently $0.40 per $100 of deposits, is adjusted quarterly.

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

Loans-to-One-Borrower.  Under FIRREA, the permissible amount of loans-to-one-borrower follows the national bank standard for all loans made by savings associations (except that loans-to-one-borrower not in excess of $500,000 may be made in any event).  OTS regulations generally do not permit loans-to-one-borrower to exceed 15% of unimpaired capital and unimpaired surplus.  Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral.  In addition, institutions, which meet applicable capital requirements, may make domestic residential housing development loans in an amount up to the lesser of $30.0 million or 15% of the institution’s unimpaired capital and unimpaired surplus, subject to certain conditions.  At December 31, 2004, Sterling’s loans-to-one-borrower limit was $74.5 million, which management believes is adequate to allow for loan originations.

Qualified Thrift Lender.  Under the QTL Test, an institution generally is required to invest at least 65% of its portfolio assets (as defined in the OTS regulations) in “qualified thrift investments” on a monthly average basis in nine out of every twelve months.  Qualified thrift investments include, in general, loans, securities and other investments that are related to housing and small business.  At December 31, 2004, Sterling’s qualified thrift investments were 82.0% of portfolio assets.  An institution’s failure to remain a qualified thrift lender may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions; (3) redefinition of borrowing privileges at the FHLB Seattle; and (4) limitations on the payment of dividends.

Restriction on Business Banking Loans.  As a thrift, Sterling is permitted to hold no more than 20% of its assets in certain business banking loans as defined by the HOLA.  At December 31, 2004, Sterling had $1.0 billion in such loans, or 14.5% of total assets.  In addition, Sterling is permitted to hold no more than 10% of its assets in certain business loans that do not qualify as small business loans as defined by the OTS.  At December 31, 2004, Sterling had $418.4 million in such loans, or 6.0% of total assets.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by the OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with its examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institutions.  The CRA requires public disclosure of an institution’s CRA rating and requires the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  Sterling’s current CRA rating is “satisfactory.”

Change of Control.  Under applicable statutes and regulations, a person may not acquire control of a savings association without the prior approval of the OTS and the Washington Supervisor.  Control is conclusively deemed to be acquired when, among other things, a person, either alone or acting in concert with others, acquires more than 25% of any class of voting stock of a savings association.  Under federal statutes and regulations, a rebuttable presumption of control arises if a person acquires, either alone or acting in concert with others, more than ten percent of any class of voting stock of a savings association and is subject to a “control factor,” or acquires more than 25% of any class of stock and is subject to a “control factor.”  A person is subject to a control factor as a result of specified ownership levels of the savings association’s debt or equity or as a result of certain relationships with the savings association.

As indicated above, if a person’s ownership of the savings association stock is below the threshold levels for control, such person may nevertheless be deemed to be “acting in concert” with one or more other persons who own stock in the savings association, in which case all of the stock ownership of each person acting in concert will be aggregated and attributed to each member of the group, which could thereby put each one over the control threshold. Under certain circumstances, acquirers will be presumed to be acting in concert.  For example: (i) a company will be presumed to be acting in concert with a controlling shareholder or management official; (ii) a company controlling or controlled by another company and companies under common control will be presumed to be acting in concert; and (iii) persons will be presumed to be acting in concert where they constitute a group under Section 13 or the proxy rules under Section 14 of the Exchange Act.

Restrictions on Activities of State-Chartered Associations.  FIRREA prohibits a state-chartered savings association from engaging in any type of activity or any activity in an amount that is not permissible for a federal savings association unless (i) the FDIC has determined that such activity poses no threat to the insurance fund, and (ii) the savings association continues to be in compliance with applicable capital requirements.  If the FDIC determines that the amount of such activity does not pose a significant threat to the insurance fund, an association that is in compliance with applicable capital requirements may engage in activities in an amount greater than that permissible for a federal savings association. FIRREA also prohibits a state-chartered savings association from acquiring or retaining any equity investment (other than shares in certain service corporations) of a type or in an amount not permissible for a federal savings association.  A savings association must divest any such equity investment as quickly as can be prudently done.

Restrictions on Capital Distributions by Savings Associations.  The OTS has adopted a capital distribution regulation that limits the ability of savings institutions to make capital distributions.  Certain factors are considered by the OTS in determining whether to permit a savings institution to pay dividends, including, among other things, whether an institution meets applicable capital requirements.  Those savings institutions that meet the applicable capital requirements have discretion in making capital distributions, while those with lower capitalization have less discretion in this regard and, in some cases, are required to seek the approval of the OTS before making such distributions.

Sterling’s income is derived primarily from dividends to the extent they are declared and paid by Sterling Savings Bank.  Current OTS regulations require Sterling Savings Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to Sterling, as its holding company.  The OTS has approved all Sterling Savings Bank preferred stock dividend payments to Sterling to date, but there can be no assurance as to the approval of future dividends.

Federal Reserve System.  Sterling Savings Bank is subject to various regulations promulgated by the Fed, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). Regulation D requires noninterest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of San Francisco or another designated depository institution in an amount calculated by formula.  The balances maintained to meet the reserve requirements imposed by the Fed may be used to satisfy liquidity requirements.  As of December 31, 2004, Sterling Savings Bank met these requirements.

Under the provisions of the Depository Institutions Deregulation and Monetary Control Act of 1980, savings and loan associations, like Sterling Savings Bank, also have authority to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve regulations require associations to exhaust all FHL Bank sources before borrowing from the Fed.

Federal Taxation.  Sterling is subject to federal income taxation under the Internal Revenue Code of 1986, as amended, in the same manner as other corporations.  Sterling files consolidated federal income tax returns on the accrual basis.  See Note 12 of “Notes to Consolidated Financial Statements.”

State Law and Regulation.  Sterling Savings Bank is a Washington State-chartered institution and is subject to regulation by the Washington Supervisor, which conducts regular examinations to ensure that Sterling Savings Bank’s operations and policies conform with sound industry practice. The liquidity and other requirements set by the Washington Supervisor are generally no stricter than the liquidity and other requirements set by the OTS. State law regulates the amount of credit that can be extended to any one person or marital community and the amount of money that can be invested in any one property. Without the Washington Supervisor’s approval, Sterling Savings Bank currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings Bank’s total assets. State law also regulates the types of loans Sterling Savings Bank can make. Without the Washington Supervisor’s approval, Sterling Savings Bank cannot currently invest more than 10% of its total assets in other corporations. Sterling Savings Bank also operates branches within the states of Oregon, Idaho and Montana and therefore its operations in these states are subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance and the Montana Department of Finance, as applicable.

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

Where You Can Find More Information

The periodic reports Sterling files with the SEC are available on Sterling’s website at http://www.sterlingsavingsbank.com after the reports are filed with the SEC.  The SEC maintains a website located at http://www.sec.gov that also contains this information.  The information on Sterling’s website and the SEC’s website is not part of this annual report on Form 10-K.  Sterling will provide you with copies of these reports, without charge, upon request made to:

Investor Relations

Sterling Financial Corporation

111 North Wall Street

Spokane, Washington 99201

(509) 458-3711

Item 2.           Properties

At December 31, 2004, the net book value of Sterling’s property (including land and buildings) and its furniture, fixtures and equipment was $78.4 million.  Sterling’s corporate headquarters is in Spokane, Washington.  A summary of Sterling’s properties by state as of December 31, 2004 is as follows:

	Action Leased	INTERVEST Leased	Sterling Savings Bank Leased	Sterling Savings Bank Owned	Total	Total Square Footage

Washington	4	2	26	45	77	565,144
Oregon	4	1	27	49	81	110,385
Idaho	1	0	3	8	12	57,283
Montana	0	0	1	8	9	25,947
Arizona	0	1	0	0	1	1,940
California	0	1	0	0	1	500

Total	9	5	57	110	181	761,199

Leases on these properties expire between 2005 and 2044.  Sterling believes it will be able to renew the leases as appropriate or obtain comparable properties.

Item 3.           Legal Proceedings

Periodically, various claims are brought in connection with Sterling’s business.  No material loss is expected from any of such pending claims or lawsuits, although there can be no assurance in this regard.

Item 4.           Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market and Dividend Information

Sterling has outstanding one class of common stock.  As of January 31, 2005, there were 22,951,164 shares of Sterling’s common stock outstanding.  As of January 31, 2005, Sterling’s common stock was held by 2,012 shareholders of record, and the closing price as of that date for its common stock was $37.50.  Sterling’s common stock is listed on The NASDAQ National Market under the symbol “STSA.”  For information concerning the payment of dividends, see “Business – Regulation – Regulatory Capital Requirements” and “MD&A – Capital.”

The following table sets forth the high and low bid prices per share for Sterling’s common stock for the periods indicated.  Prior period amounts have been restated to reflect the 10% stock dividend paid in May 2004:

	High	Low
Year ended December 31, 2004:
Fourth quarter	$41.25	$34.89
Third quarter	35.80	30.67
Second quarter	33.86	28.57
First quarter	35.42	30.18

Year ended December 31, 2003:
Fourth quarter	$32.55	$25.34
Third quarter	26.53	21.82
Second quarter	22.50	17.19
First quarter	17.55	15.46

Sterling has paid stock dividends in the past but has never paid cash dividends on its shares of common stock.  The board of directors of Sterling from time to time evaluates the payment of cash dividends in the future, although it has reached no decision in this regard.  The timing and amount of any future dividends will depend upon earnings, cash requirements, capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors.

Item 6.           Selected Financial Data (1) (2)

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Interest income	$319,761	$214,727	$197,313	$201,385	$205,310
Interest expense	(122,945)	(89,807)	(96,965)	(116,516)	(125,544)
Net interest income	196,816	124,920	100,348	84,869	79,766
Provision for losses on loans	(12,150)	(10,500)	(11,867)	(8,000)	(4,600)
Net interest income after provision for loss on loans	184,666	114,420	88,481	76,869	75,166
Other income	47,799	33,735	29,080	21,021	14,488
Merger, acquisition and conversion costs	(4,835)	(792)	0	(283)	0
Amortization of goodwill and core deposit intangibles	(2,222)	(262)	(644)	(5,377)	(5,490)
Goodwill litigation	(141)	(600)	(1,100)	(890)	(1,074)
Other operating expenses	(141,172)	(92,910)	(79,199)	(66,743)	(61,404)
Income before income taxes	84,095	53,591	36,618	24,597	21,686
Income tax provision	(27,790)	(18,678)	(11,031)	(8,409)	(8,033)
Net income	$56,305	$34,913	$25,587	$16,188	$13,653
Earnings per share:
Basic (1)	$2.49	$2.18	$1.79	$1.22	$1.05
Diluted (1)	$2.43	$2.13	$1.74	$1.19	$1.04
Weighted average shares outstanding:
Basic (1)	22,621,006	15,986,742	14,330,672	13,316,101	13,043,423
Diluted (1)	23,139,196	16,393,448	14,743,815	13,581,615	13,097,404
Financial Ratios:
Book value per share (1)	$20.48	$15.31	$14.07	$11.81	$10.83
Return on average assets	0.88%	0.88%	0.80%	0.58%	0.52%
Return on average shareholders’ equity	13.2%	14.4%	13.9%	10.5%	11.0%
Shareholders’ equity to total assets	6.8%	5.9%	5.8%	5.5%	5.3%
Operating efficiency	60.7%	59.6%	62.5%	69.2%	72.1%
Net interest margin	3.32%	3.35%	3.37%	3.27%	3.25%
Nonperforming assets to total assets	0.20%	0.50%	0.59%	0.82%	0.56%

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Reported net income	$56,305	$34,913	$25,587	$16,188	$13,653
Add back: goodwill amortization net of tax (3)	0	0	0	2,538	2,494
Total	$56,305	$34,913	$25,587	$18,726	$16,147

Basic earnings per share:
Reported net income	$2.49	$2.18	$1.79	$1.22	$1.05
Goodwill amortization	0.00	0.00	0.00	0.19	0.19
Adjusted net income	$2.49	$2.18	$1.79	$1.41	$1.24

Diluted earnings per share:
Reported net income	$2.43	$2.13	$1.74	$1.19	$1.04
Goodwill amortization	0.00	0.00	0.00	0.19	0.19
Adjusted net income	$2.43	$2.13	$1.74	$1.38	$1.23

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Balance Sheet Data:
Total assets	$6,942,224	$4,279,321	$3,507,021	$3,038,593	$2,652,709
Loans receivable, net	4,251,877	2,906,426	2,390,422	2,109,479	1,965,927
Asset-backed securities	2,036,920	983,736	743,610	617,569	314,434
Investments	167,665	89,448	86,558	76,479	171,748
Deposits	3,863,296	2,455,076	2,014,096	1,853,536	1,724,219
FHLB Seattle advances	1,635,933	1,026,031	874,515	633,054	530,652
Reverse repurchase agreements and funds purchased	780,012	363,137	249,769	218,549	110,326
Other borrowings	131,822	137,998	127,682	127,500	110,000
Shareholders’ equity	469,844	250,348	203,656	165,690	141,338

Capital Ratios(4):
Core capital ratio	6.62%	7.43%	7.57%	8.00%	7.10%
Tier 1 risk-based capital ratio	9.73%	9.89%	9.98%	10.83%	9.71%
Total risk-based capital ratio	10.72%	10.91%	10.96%	11.69%	10.25%

Statistical Data:
Number of:
Employees (full-time equivalents)	1,624	1,121	953	890	822
Full service branches	135	86	79	77	77

(1)                                  All prior period per share and weighted average share amounts have been restated to reflect the 10% common stock dividend distributed in May 2004.  The selected financial data (except the ratios and statistical data) of Sterling for each of the periods has been derived from Sterling’s audited consolidated financial statements.

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

(4)                                  For Sterling Savings Bank.  Sterling Financial Corporation is a savings and loan holding company and is not subject to regulatory capital requirements.

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

Executive Summary and Highlights

During 2004, Sterling achieved its highest annual earnings performance to date and marked the end of the year by producing very strong results in the origination of loans.  Sterling continued to execute its growth strategy, resulting in internal growth in excess of 10% for both loans and deposits.  Net income and earnings per diluted share for the year ended December 31, 2004 increased 61% and 14%, respectively, over 2003.  We continue to manage growth in assets for income first and market value second, and are pleased that net interest income for the year ended December 31, 2004 grew by 58% over 2003.  The increase in earnings primarily reflects the growth in net interest income that was largely driven by the increase in average earning assets, especially loans.  Sterling produced record total loan originations of $2.92 billion for the year, a 28% increase over 2003.  This growth was led by increases in construction, commercial real estate and residential loans.  At the same time, Sterling maintained a disciplined approach to managing its assets, as demonstrated by the continued improvement in almost every measure of asset quality.

Operating expenses increased 57% over 2003, as a result of increases in personnel, occupancy, data processing and transaction account related expenses, largely due to the KFBI acquisition and Sterling’s internal growth.  These increased expenses negatively impacted our operating efficiency ratio, which was 60.7% for the year ended December 31 2004, up slightly from 59.6% for 2003, reflecting the integration of the largest acquisition in company history and the incurrence of additional costs for Sarbanes-Oxley compliance, partially offset by continued efforts to reduce operating expenses.

Sterling’s earnings growth reflects our success at quickly integrating the KFBI branches, which allowed us to spend most of the year focused on internal production of loans and low cost deposits.  With the full year of the acquisition results now included in our performance, we are experiencing the benefits of a more diversified revenue stream, an expanded geographic footprint, and an increased share of earnings from stable sources including net interest income and fees and service charges.  Our core banking business remains strong, and we continue to see solid loan and deposit growth and believe that we are well positioned to execute our growth strategy going forward.

2004 Highlights

•                  Total assets increased 62% to a record $6.94 billion.

•                  Total loan originations were a record $2.92 billion, up by 28% over 2003.

•                  The KFBI acquisition was completed, allowing Sterling to strengthen the bank’s deposit base and further extend its footprint in Oregon.

•                  The number of transaction accounts grew 71% during 2004 to nearly 148,000.

•                  Transaction deposits increased 62% over 2003.

•                  Book value per share increased 34% to $20.48, up from $15.31 at December 31, 2003.

•                  Year-end nonperforming assets ratio of 0.20% of total assets is the lowest in Sterling’s recent history.

Critical Accounting Policies

The accounting and reporting policies of Sterling conform to GAAP and to general practices within the banking industry. The preparation of the financial statements in accordance with GAAP requires management to make a number of estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. These estimates and assumptions require Sterling to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. We believe that the estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2004. However, actual results could differ from those estimates and assumptions.

The Notes to Consolidated Financial Statements contain a summary of Sterling’s significant accounting policies, discussions of recently issued accounting pronouncements, and the impact of these policies and pronouncements on Sterling.  Sterling’s management has identified certain of these policies, as described below, that, due to the judgments, estimates and assumptions inherent in those policies, and the sensitivity of our Consolidated Financial Statements to those judgments, estimates and assumptions, are critical to an understanding of Sterling’s Consolidated Financial Statements and MD&A.

Income Recognition.  Sterling recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Sterling discontinues the accrual of interest, and any previously accrued interest recognized in income deemed uncollectible is reversed.  Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized are based upon past loss experience, trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, consumer loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at December 31, 2004. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors that may be beyond Sterling’s control. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

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

Sterling’s ABS are subject to the prepayment of principal of the underlying loans. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher or lower than expected, then Sterling will need to amortize a larger or smaller amount of premium to interest income in that future period.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement.  There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2004.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.  See Note 1 of “Notes to Consolidated Financial Statements.”

Goodwill and Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Sterling’s goodwill relates to value inherent in the banking business and the value is dependent upon Sterling’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Under GAAP in effect through December 31, 2001, Sterling amortized goodwill on a straight-line basis over periods ranging from ten to fifteen years. Effective January 1, 2002, Sterling adopted SFAS No. 142 and SFAS No. 147 and was therefore no longer required to amortize previously recorded goodwill.

Sterling performed the required annual test of its goodwill assets as of June 30, 2004, and concluded that the recorded value of goodwill was not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.  Other intangible assets consisting of core deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (generally eight to ten years).

Real Estate Owned.  Real estate owned is comprised of real estate properties acquired through, or in lieu of, foreclosure. All real estate owned is recorded at the lower of cost or fair value. Included in the fair value is the estimated selling price in the ordinary course of business, less estimated costs to repair, hold, and dispose of the property. The fair value of real estate owned is generally determined from appraisals obtained by independent appraisers. Sterling’s estimates of the costs to hold and dispose of the property are generally based on experience with similar properties.

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

Income Taxes.  We estimate income taxes payable based on the amount we expect to owe various tax authorities. Taxes are discussed in more detail in Note 12 of Notes to Consolidated Financial Statements. Accrued income taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. We also reply on recent audits and examinations, and historical experience. Although we use available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances.

Sterling’s deferred tax assets and liabilities are also discussed in more detail in Note 12 of Notes to Consolidated Financial Statements. Sterling uses an estimate of future earnings to support its position that the benefit of its net deferred taxes will be realized. If future pre-tax income should prove nonexistent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and Sterling’s net income will be reduced.

Results of Operations for the Years Ended December 31, 2004 and 2003

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, ABS and investment portfolios, and interest expense, primarily on deposits and borrowings.  Changes in NII result from changes in volume, net interest spread and net interest margin.  Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.  Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Net interest margin refers to NII divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.  During the years ended December 31, 2004 and 2003, the increase in NII over the prior years was primarily due to volume increases in loans and ABS.

NII for the years ended December 31, 2004 and 2003 was $196.8 million and $124.9 million, respectively.  The 58% increase in NII was mainly due to increases in average loan and ABS volumes following the KFBI acquisition.  During the year ended December 31, 2004, average loans increased by $1.13 billion, a 42% increase over 2003.  The increase in NII was partially offset by the decision of the FHLB Seattle not to make a fourth quarter dividend payment in 2004.  Sterling expected the dividend from the FHLB Seattle to be approximately $800,000.

During the years ended December 31, 2004 and 2003, net interest margin was 3.32% and 3.35%, respectively, and net interest spread was 3.29% and 3.30%, respectively.  The decreases in net interest margin and net interest spread were primarily due to the continued flattening of the yield curve during 2004, wherein the yield on interest bearing assets declined at a faster rate than the decline in the cost of funds.

The following table sets forth, for the periods indicated, information with regard to Sterling’s NII, net spread and net interest margin:

	Years Ended December 31,
	2004			2003			2002
	Average Balance(1)	Interest Earned or Paid(2)	Average Yield or Cost(3)	Average Balance(1)	Interest Earned or Paid(2)	Average Yield or Cost(3)	Average Balance(1)	Interest Earned or Paid(2)	Average Yield or Cost(3)
	(Dollars in thousands)
Loans	$3,852,247	$229,448	5.96%	$2,721,149	$169,411	6.23%	$2,241,643	$159,278	7.11%
Asset-backed securities	1,885,239	85,009	4.51	913,260	41,193	4.51	640,425	33,539	5.24
Investment and cash equivalents	190,934	5,304	2.78	96,783	4,123	4.26	93,519	4,496	4.81
Total interest-earning assets	$5,928,420	$319,761	5.39%	$3,731,192	$214,727	5.75%	$2,975,587	$197,313	6.63%
Noninterest-earning assets	448,078			223,966			226,415
Total assets	$6,376,498			$3,955,158			$3,202,002
Interest-bearing liabilities:
Time deposits	$1,608,599	$41,299	2.57%	$1,152,281	$29,262	2.54%	$1,052,792	$36,255	3.44%
Regular savings and MMDA	1,092,612	11,347	1.04	572,842	6,578	1.15	364,823	5,906	1.62
Interest-bearing demand accounts	399,963	837	0.21	318,722	991	0.31	335,003	1,471	0.44
Total interest-bearing deposits	3,101,174	53,483	1.72	2,043,845	36,831	1.80	1,752,618	43,632	2.49
Noninterest-bearing demand deposits	546,128	0	0.00	280,990	0	0.00	206,323	0	0.00
Total deposits	3,647,302	53,483	1.47	2,324,835	36,831	1.58	1,958,941	43,632	2.23
FHLB Seattle advances	1,428,557	46,491	3.25	969,833	36,662	3.78	703,568	36,278	5.16
All other borrowings	612,998	14,340	2.34	244,699	8,660	3.54	185,826	8,047	4.33
Trust Preferred Securities	108,674	6,616	6.05	72,929	5,464	7.49	64,000	6,346	9.92
Term note payable	21,250	739	3.48	24,250	918	3.79	26,223	1,150	4.39
Convertible Subordinated Debt	0	0	0.00	0	0	0.00	1,167	44	3.77
Floating Rate Notes Due 2006	28,750	1,276	4.44	30,000	1,272	4.24	30,000	1,468	4.89
Total interest-bearing liabilities	5,847,531	$122,945	2.10%	3,666,546	$89,807	2.45%	2,969,725	$96,965	3.27%
Other noninterest-bearing liabilities	101,215			46,393			48,114
Total liabilities	5,948,746			3,712,939			3,017,839
Shareholders’ equity	427,752			242,219			184,163
Total liabilities and shareholders’ equity	$6,376,498			$3,955,158			$3,202,002
Net interest spread		$196,816	3.29%		$124,920	3.30%		$100,348	3.36%
Net interest margin	.		3.32%			3.35%			3.37%
Ratio of average interest-earning assets to average interest-bearing liabilities			101.38%			101.76%			100.20%

(1)          Average balances are computed on a monthly basis.

(2)          Interest earned from ABS securities includes $2.2 million, $487,000 and $266,000 of tax exempt interest for 2004, 2003 and 2002, respectively.

(3)          The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

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

	December 31, 2004				December 31, 2003
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)

Interest income on:
Loans	$70,419	$(7,334)	$(3,048)	$60,037	$34,071	$(19,720)	$(4,218)	$10,133
Asset-backed securities	43,842	(12)	(14)	43,816	14,288	(4,652)	(1,982)	7,654
Investment and cash equivalents	4,011	(1,434)	(1,396)	1,181	157	(512)	(18)	(373)
Total interest income	118,272	(8,780)	(4,458)	105,034	48,516	(24,884)	(6,218)	17,414

Interest-bearing deposits:
Time deposits	11,588	322	127	12,037	3,426	(9,520)	(899)	(6,993)
Regular savings and MMDA	5,969	(629)	(571)	4,769	3,368	(1,717)	(979)	672
Interest-bearing demand accounts	253	(324)	(83)	(154)	(71)	(429)	20	(480)
Total deposits	17,810	(631)	(527)	16,652	6,723	(11,666)	(1,858)	(6,801)
FHLB Seattle advances	17,341	(5,100)	(2,412)	9,829	13,729	(9,681)	(3,664)	384
All other borrowings	13,013	(2,928)	(4,401)	5,684	2,549	(1,471)	(465)	613
Trust Preferred Securities	2,678	(1,024)	(502)	1,152	885	(1,551)	(216)	(882)
Term note payable	(114)	(75)	10	(179)	(87)	(157)	12	(232)
Convertible Subordinated Debt	0	0	0	0	(44)	0	0	(44)
Floating Rate Notes Due 2006	(53)	55	(2)	0	0	(196)	0	(196)
Total interest expense	50,675	(9,703)	(7,834)	33,138	23,755	(24,722)	(6,191)	(7,158)
Net interest income	$67,597	$923	$3,376	$71,896	$24,761	$(162)	$(27)	$24,572

Provision for Losses on Loans.  Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income.  The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.  This process includes information derived from many factors, including historical loss trends, trends in classified assets, levels of delinquencies and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for losses on loans of $12.2 million and $10.5 million for the years ended December 31, 2004 and 2003, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans, which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated:

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)

Balance at beginning of the year	$35,605	$27,866
Allowance for loan losses acquired	6,722	870
Provision for losses on loans	12,150	10,500
Amounts written off net of recoveries and other	(5,115)	(3,631)
Balance at December 31	$49,362	$35,605

At December 31, 2004, Sterling’s total classified assets were 0.98% of total assets, compared with 1.98% of total assets at December 31, 2003.  Nonperforming assets were 0.20% of total assets at December 31, 2004, compared with 0.50% of total assets at December 31, 2003.  At December 31, 2004, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.32%, compared with 0.90% at December 31, 2003.  Improvements in the quality of the loan portfolio and the sale of certain nonperforming assets contributed to the decreases in classified and nonperforming assets.  Fewer delinquent loans, as well as the increase in total assets, led to the decrease in the delinquency ratio.

Other Income/Expense.  The following table summarizes the components of other income for the periods indicated:

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)

Fees and service charges	$32,692	$19,168
Mortgage banking operations	6,155	8,482
Loan servicing fees	561	566
Net gains on sales of securities	4,571	3,694
Real estate owned operations	(162)	(73)
Bank-owned life insurance	4,340	3,742
Charge related to early repayment of debt	(238)	(1,464)
Other noninterest income (expense)	(120)	(380)

Total other income	$47,799	$33,735

Fees and service charge income increased by 71% to $32.7 million for the year ended December 31, 2004, from $19.2 million for the same period last year.  This increase was largely due to an increase in the number of transaction accounts, increased service fee rates and fees for new overdraft protection services.  Sterling had 147,704 transaction accounts at December 31, 2004, an increase of 61,388 accounts for the year.  Most of this increase was from transaction accounts acquired in the KFBI acquisition.

The decrease in income from mortgage banking operations for the year ended December 31, 2004, compared with the year ended December 31, 2003, was largely due to lower residential permanent loan originations and a lower volume of sales of residential loans into the secondary market.  Overall, the margin on these loan sales for 2004 was 1.33%, compared with 1.50% for 2003.

The following table summarizes certain information about Sterling’s residential and commercial mortgage banking operations for the periods indicated:

	Years Ended December 31,
	2004	2003
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$400.4	$504.2
Sales of residential loans	186.1	360.5
Sales of commercial real estate loans	16.3	35.9
Principal balances of residential loans serviced for others	373.8	329.6
Principal balances of commercial real estate loans serviced for others	582.3	211.5

During the year ended December 31, 2004, Sterling sold investments and ABS that resulted in net gains of $4.6 million, compared with net gains of $3.7 million for the year ended December 31, 2003.  The increase in net gains on sales of investments and ABS mainly reflects Sterling’s strategy to manage interest rate risk on its ABS portfolio.

Operating Expenses.  Operating expenses were $148.4 million and $94.6 million for the years ended December 31, 2004 and 2003, respectively.  The higher level of operating expenses was due to increases in personnel, occupancy, data processing, merger and acquisition costs, and other expenses.

Employee compensation and benefits were $77.6 million and $51.1 million for the years ended December 31, 2004 and 2003, respectively.  Full-time-equivalent employees have increased year-over-year to 1,624, an increase of 503 during 2004.  The majority of this year-over-year increase can be attributed to the personnel acquired in the KFBI acquisition.

Occupancy and equipment expenses were $23.1 million and $14.7 million for the years ended December 31, 2004 and 2003, respectively.  The increase for both periods reflected higher costs related to additional occupied space and additional staff equipment costs associated with Sterling’s acquisition of 48 additional branch locations as a result of the KFBI acquisition.

Data processing expenses were $10.6 million and $6.8 million for the years ended December 31, 2004 and 2003, respectively. The increase reflected the increase in data processing volume due to increases in the number of transactions, deposits and employees as a result of the KFBI acquisition.

Merger and acquisition costs were $4.8 million and $792,000 for the years ended December 31, 2004 and 2003, respectively.  The increase was due to costs incurred, which were not capitalized, related to the KFBI acquisition.

Other expenses were $7.3 million and $4.4 million for the years ended December 31, 2004 and 2003, respectively.  The increase reflected increased bank transaction and loan processing costs from the growth in deposit and loan account volumes following the KFBI acquisition, while the amount for 2003 was net of a refund of excise taxes.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $27.8 million and $18.7 million for the years ended December 31, 2004 and 2003, respectively.  The effective tax rates for these periods were 33.0% and 34.9%.  The decrease in the effective tax rate was related to the effect of tax credits for investments in certain low-income housing developments.

Results of Operations for the Years Ended December 31, 2003 and 2002

Net Interest Income.  NII for the years ended December 31, 2003 and 2002 was $124.9 million and $100.3 million, respectively.  The 25% increase in NII was primarily due to growth in loan and ABS volumes.  During the year ended December 31, 2003, average loans increased by $479.5 million, an increase of 21% over 2002.

During the same periods, the net interest margins were 3.35% and 3.37%, respectively, and net interest spreads were 3.30% and 3.36%, respectively.  Net interest spread decreased primarily due to a more rapid repricing of loans relative to Sterling’s interest-bearing liabilities.  The decreases in net interest margin and net interest spread reflected the decrease in prevailing interest rates and a greater decrease in the yield on loans than in the cost of deposits.  Sterling generally has been asset sensitive during the past year.

Provision for Losses on Loans.  Sterling recorded provisions for losses on loans of $10.5 million and $11.9 million for the years ended December 31, 2003 and 2002, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategy to originate more commercial real estate, construction, business banking and consumer loans, all of which have a somewhat higher loss profile than the traditional thrift institution mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated:

	Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Allowance for losses on loans:
Balance at beginning of year	$27,866	$20,599
Allowance for loan losses acquired	870	0
Provision for losses on loans	10,500	11,867
Amounts written off net of recoveries and other	(3,631)	(4,600)
Balance at December 31	$35,605	$27,866

At December 31, 2003, Sterling’s total classified assets were $84.8 million, compared with $84.7 million at December 31, 2002.  Total nonperforming assets were $21.6 million at December 31, 2003, compared with $20.8 million at December 31, 2002.  Excluding the nonperforming assets acquired from Empire Federal Bancorp, Inc. (“Empire”) and the increase in assets of Source Capital Corporation (“Source”) that became nonperforming since the acquisition dates, nonperforming assets would have been $15.0 million or 0.35% of total assets.  At December 31, 2003, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.90%, compared with 0.82% at December 31, 2002.  Excluding delinquent loans from Empire and Source, the delinquency ratio at December 31, 2003 would have been 0.72%, compared with 0.66% at December 31, 2002.

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

Fees and service charges primarily consist of service charges on deposit accounts, fees for certain customer services, commissions on sales of credit life insurance, commissions on sales of mutual funds and annuity products and late charges on loans.  The increase for the year ended December 31, 2003, compared with the year ended December 31, 2002, was primarily due to the increase in business banking activities that generate business banking accounts.  The number of business checking accounts have increased year-over-year, along with a wider range of business services being offered for a fee.

The increase in income from mortgage banking operations for the year ended December 31, 2003 compared to the year ended December 31, 2002, was primarily due to increased refinancing activity and loan sales, reflecting the lower interest rate environment.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

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

Operating Expenses.  Operating expenses were $94.6 million and $80.9 million for the years ended December 31, 2003 and 2002, respectively, an increase of 17%.  The higher level of operating expenses was largely a result of expanded staffing in Sterling’s branch delivery network, occupancy costs and advertising.

Employee compensation and benefits were $51.1 million and $42.9 million for the years ended December 31, 2003 and 2002, respectively.  The employee costs reflected increased mortgage banking staff, additional staff for Sterling’s

Seattle, Portland and Eugene Corporate Banking Centers and increased staffing from Empire.  In addition, Sterling began hiring loan officers and other support staff in anticipation of the KFBI acquisition.  At December 31, 2003, full-time-equivalent employees were 1,121, compared with 953 at December 31, 2002.

Occupancy and equipment expenses were $14.7 million and $12.5 million for the years ended December 31, 2003 and 2002, respectively.  The increase reflected expenses associated with the Seattle, Portland and Eugene Corporate Banking Centers, the new Empire branches, expanded mortgage banking branches and higher equipment costs.

Advertising expenses were $5.3 million and $4.2 million for the years ended December 31, 2003 and 2002, respectively.  The increase was primarily due to an increase in costs associated with Sterling’s new image campaign, partially influenced by the KFBI acquisition.

Amortization of core deposit intangibles was $262,000 and $644,000 for the years ended December 31, 2003 and 2002, respectively.

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

Financial Position

Assets.  At December 31, 2004, Sterling’s assets were $6.94 billion, up 62% from $4.28 billion at December 31, 2003.  Sterling internally generated $1.12 billion in assets, while the KFBI acquisition added approximately $1.54 billion in assets.  For a discussion of the impact of the KFBI acquisition on Sterling’s consolidated total assets, see “Business – Company Growth.”

Investments and ABS.  Sterling’s investment and ABS portfolio at December 31, 2004 was $2.20 billion, an increase of $1.13 billion from the December 31, 2003 balance of $1.07 billion.  The increase was due to purchases of $1.31 billion of ABS, and the acquisition of approximately $778 million of investments and ABS from the KFBI acquisition.  Sterling’s held-to-maturity securities increased by $45.2 million from the December 31, 2003 balance of $2.3 million.  In September 2004, Sterling transferred its municipal bonds portfolio from the available-for-sale category to the held-to-maturity category.  Pursuant to the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the net unrealized holding loss on these securities of approximately $170,000 is reported in shareholders’ equity as part of accumulated other comprehensive income and is being amortized over the remaining life of the portfolio as an adjustment to interest income.

Loans Receivable.  At December 31, 2004, net loans receivable were $4.25 billion, up $1.34 billion from $2.91 billion at December 31, 2003.  The increase was due to record loan originations of $2.92 billion, as well as approximately $564 million of loans acquired in the KFBI acquisition.  See “Business – Lending Activities – Loan Portfolio Analysis.”

Bank-Owned Life Insurance (“BOLI”).  BOLI increased to $93.8 million at December 31, 2004, from $73.1 million at December 31, 2003.  The increase was primarily due to the $16.3 million of BOLI acquired in the KFBI acquisition.  Sterling uses the earnings from BOLI to fund employee benefit costs.  Through BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $132.2 million at December 31, 2004, from $48.0 million at December 31, 2003.  Sterling recorded $65.7 million in goodwill and $19.2 million of core deposit intangible assets in connection with the KFBI acquisition.  See Note 7 of “Notes to Consolidated Financial Statements.”

Deposits.  Total deposits increased $1.40 billion to $3.86 billion at December 31, 2004, from $2.46 billion at December 31, 2003, primarily due to the acquisition of approximately $988 million in deposits from the KFBI acquisition.  See “Business – Company Growth.”

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)

Noninterest checking	$574,186	14.9	$306,456	12.5
NOW checking	413,217	10.7	301,197	12.3
Savings and MMDA	1,104,871	28.6	663,858	27.0
Time deposits	1,771,022	45.8	1,183,565	48.2

Total deposits	$3,863,296	100.0	$2,455,076	100.0
Annualized cost of deposits		1.47%		1.58%

The shift in the mix of deposits since December 2003 reflects deposits acquired in the KFBI acquisition.  While time deposits increased, they made up a smaller percentage of the deposit base compared to last year.  Overall, Sterling experienced strong deposit growth during 2004.  As of December 31, 2004, the number of transaction accounts had increased by approximately 71% from a year ago.

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the FHLB Seattle, reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At December 31, 2004, the total of such borrowings was $2.55 billion compared with $1.52 billion at December 31, 2003.  See “– Liquidity and Capital Resources.”

Asset and Liability Management

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government.  Like all financial institutions, Sterling’s NII and the net present value of assets, liabilities and off-balance sheet contracts (“NPV”), or estimated fair value, are subject to fluctuations in interest rates.  For example, some of Sterling’s ARMs are indexed to the one-year or five-year U.S. Treasury index or periodic fixed-rate LIBOR and swaps curves. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling’s earnings.  Currently, Sterling’s interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more frequently, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of decreasing interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

Additionally, the extent to which borrowers prepay loans is affected by prevailing interest rates.  When interest rates increase, borrowers are less likely to prepay loans; whereas, when interest rates decrease, borrowers are more likely to prepay loans.  Prepayments may affect the levels of loans retained in an institution’s portfolio, as well as its NII.

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

The calculations of present value have certain shortcomings.  The discount rates utilized for loans, investments and ABS are based on estimated nationwide market interest rate levels for similar loans and securities, with prepayment assumptions based on historical experience and market forecasts.  The unique characteristics of Sterling’s loans and ABS may not necessarily parallel those in the model.  The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds, which are not necessarily indicative of the market value of deposits and FHLB Seattle advances, since such deposits and advances are unique to and have certain price and customer relationship advantages for depository institutions.  The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments, on the assumption that the resulting cash flows are reinvested in financial instruments with virtually identical terms.

The total measurement of Sterling’s exposure to IRR as presented in the tables below may not be representative of the actual values, which might result from a higher or lower interest rate environment.  A higher or lower interest rate environment most likely will result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of, and the net earnings generated from, Sterling’s net assets from any change in interest rates.

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

The following table presents Sterling’s sensitivity of NII for the periods indicated.  The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve on a static balance sheet with a flat interest rate forecast.  These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

Change in Interest Rate in Basis Points (Rate Shock)	December 31,
	2004	2003
	% Change in NII	% Change in NII

+300	1.1	(2.7)
+200	1.4	(0.5)
+100	0.0	0.4
Static	0.0	0.0
-100	0.3	(3.8)
-200	(4.8)	N/A
-300	N/A	N/A

The following table presents Sterling’s estimates of changes in NPV for the periods indicated.  The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve.  These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

	At December 31, 2004					At December 31, 2003
Change in Interest Rate in Basis Points (Rate Shock)	NPV		Ratio of NPV to the Present Value of Total Assets		% Change in NPV	NPV		Ratio of NPV to the Present Value of Total Assets		% Change in NPV
	(Dollars in thousands)

+300	$450,691		6.62%		(22.0)	$232,820		5.10%		(23.3)
+200	507,295		7.35		(12.2)	260,054		5.66		(14.3)
+100	553,335		7.91		(4.3)	285,298		6.09		(6.0)
Static	577,971		8.17		0.0	303,395		6.44		0.0
-100	527,953		7.45		(8.7)	270,817		5.19		(10.8)
-200	369,634		5.28		(36.1)	N/A	(1)	N/A	(1)	N/A (1)
-300	N/A	(1)	N/A	(1)	N/A (1)	N/A	(1)	N/A	(1)	N/A (1)

(1)          In low interest rate environments, the calculations are not relatively meaningful.

Sterling also uses gap analysis, a traditional analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Sterling calculated its one-year cumulative gap position to be a negative 13.0% and 6.1% at December 31, 2004 and 2003, respectively.  Sterling calculated its three-year gap position to be a negative 9.4% and 1.0% at December 31, 2004 and 2003, respectively.  The move to a liability-sensitive position was primarily due to the acquisition of assets and liabilities from KFBI, and a portfolio shift to improve performance over a range of interest rate scenarios.  Management believes that the cumulative gap position will shift toward asset sensitivity over the next year, given Sterling’s strategies of increasing variable rate loans, reducing fixed rate ABS and increasing core deposits.  Gap analysis indicates repricing mismatches, but it does not consider basis differences that simulation modeling attempts to measure.  Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At December 31, 2004, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “— Results of Operations – Net Interest Income” and “– Capital.”

The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling’s interest-earning assets and interest-bearing liabilities at December 31, 2004.  Other than loans, which are in the held-for-sale portfolio, all of the financial instruments of Sterling are intended to be held to maturity.  The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling’s historical experience, estimates from secondary market sources such as FHLMC and estimated regular savings deposit decay rates (the rate of withdrawals or transfers to higher-yielding CDs).  Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard.  The classification of mortgage loans, investments and ABS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information contained elsewhere in this Report on Form 10-K.

	Maturity or Repricing
	0 to 3 Months	Over 3 Months to 1 Year	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years	Total
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans and ABS:
ARM, balloon mortgage loans and ABS	$901,407	$298,230	$475,322	$190,369	$23,135	$1,888,463
Fixed-rate mortgage loans and ABS	94,110	243,688	545,334	421,283	1,173,576	2,477,991
Loans held for sale	14,224	0	0	0	0	14,224
Total mortgage loans and ABS	1,009,741	541,918	1,020,656	611,652	1,196,711	4,380,678
Commercial and consumer loans:
Consumer	220,985	90,228	185,411	91,166	75,103	662,893
Commercial	812,212	110,977	216,717	163,271	21,820	1,324,997
Total loans and ABS	2,042,938	743,123	1,422,784	866,089	1,293,634	6,368,568

Cash and investments	92,091	5,333	14,669	11,056	44,481	167,630
	2,135,029	748,456	1,437,453	877,145	1,338,115	6,536,198

Cash on hand and in banks	0	0	0	0	94,468	94,468
Other noninterest-earning assets	0	0	0	0	311,558	311,558
Total assets	$2,135,029	$748,456	$1,437,453	$877,145	$1,744,141	$6,942,224
Interest-bearing liabilities:
Deposits:
Time deposits	$439,373	$763,103	$301,690	$156,136	$110,720	$1,771,022
Checking accounts	31,675	75,041	200,110	200,110	480,467	987,403
MMDA	761,674	139,710	0	0	0	901,384
Passbook accounts	10,785	24,266	64,709	64,709	39,018	203,487
Total deposits	1,243,507	1,002,120	566,509	420,955	630,205	3,863,296
FHLB Seattle advances	371,149	280,963	593,812	193,650	196,359	1,635,933
Repurchase agreements and
funds purchased	246,814	533,198	0	0	0	780,012
Other borrowings	94,273	12,806	24,743	0	0	131,822
Total interest-bearing liabilities	$1,955,743	$1,829,087	$1,185,064	$614,605	$826,564	$6,411,063
Other noninterest-bearing liabilities	0	0	0	0	61,317	61,317
Shareholders’ equity	0	0	0	0	469,844	469,844
Total liabilities and shareholders’ equity	$1,955,743	$1,829,087	$1,185,064	$614,605	$1,357,725	$6,942,224
Net gap	$179,286	$(1,080,631)	$252,389	$262,540	$386,416	$0
Cumulative gap	$179,286	$(901,345)	$(648,956)	$(386,416)	$0	$0
Cumulative gap to total assets	2.58%	(12.98)%	(9.35)%	(5.57)%	0.00%	0.00%

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including collecting loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits, particularly core deposits, provide a more preferable source of funding than FHLB Seattle advances and other borrowings.  However, to the extent competitive or market factors do not allow us to meet our funding needs with deposits alone, FHLB Seattle advances and other wholesale borrowings provide a readily available alternative source of liquidity.  Deposits increased to $3.86 billion at December 31, 2004, from $2.46 billion at December 31, 2003, largely due to the acquisition of approximately $988 million in deposits from the KFBI acquisition and to additional increases in transaction accounts.  The net increase in deposits was mainly used to fund loans and purchase ABS.

Sterling actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.  This is balanced with the need to maximize yield on alternative investments.  The liquidity ratio may vary from time to time, depending on economic conditions, savings flows and loan funding needs.

During the year ended December 31, 2004, cash used in investing activities consisted primarily of amounts used to fund loans and to purchase investments and ABS.  Sterling added approximately $44 million of cash and cash equivalents from acquisitions in 2004.  During the same period, cash provided by investing activities consisted primarily of principal payments on loans, proceeds from sales of ABS and principal payments on ABS.  During the year ended December 31, 2004, cash provided by operating activities consisted principally of proceeds from sales of loans.

Sterling’s primary wholesale funding source is FHLB Seattle advances.  Sterling’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets subject to collateralization requirements.  At December 31, 2004, this credit line represented a total borrowing capacity of $2.36 billion, of which $247.1 million was available.  The risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line.  Sterling mitigates the risk of non-renewal of the line by maintaining the credit quality of its loans and securities, and attending to the quality and consistency of earnings.

Sterling also borrows funds on a secured basis from major broker/dealers and financial entities using reverse repurchase agreements.  With these agreements, Sterling sells investments (generally U.S. agency securities and ABS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and ABS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $779.0 million and $360.6 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2004 and 2003, respectively.  Sterling also had securities available for additional secured borrowings of approximately $420 million.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “– Asset and Liability Management” and Note 10 of “Notes to Consolidated Financial Statements.”

Sterling, on a parent company-only basis, had cash and other resources of approximately $19.2 million.  At December 31, 2004 and 2003, Sterling had an investment of $110.1 million in the preferred stock of Sterling Savings Bank.  At December 31, 2004 and 2003, Sterling had an investment in the common stock of Sterling Savings Bank of $294.6 million and $132.5 million, respectively.  Sterling received cash dividends on Sterling Savings Bank preferred stock of $11.6 million during the year ended December 31, 2004.  These resources were sufficient to meet the operating needs of Sterling, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 24 of “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents Sterling’s on-and-off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2004:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Over 3 to 5 years	More than 5 years
	(Dollars in thousands)

Long-term debt(1)	$125,000	$3,000	$16,000	$0	$106,000
Capital lease obligations	0	0	0	0	0
Operating leases	22,520	4,471	7,412	4,207	6,430
Purchase obligations(2)	3,775	1,590	2,185	0	0
Other long-term liabilities(3)	33,719	149	754	1,689	31,127
Total	$185,014	$9,210	$26,351	$5,896	$143,557

(1)          Excludes interest payments.  See Note 11 of “Notes to Consolidated Financial Statements.”

(2)          Excludes recurring accounts payable amounts due in the first quarter of 2005.

(3)          Includes amounts associated with retirement and benefit plans and other compensation arrangements.  The amounts represent the total future potential payouts assuming all current participants become fully vested in their respective plans or arrangements.  See Note 18 of “Notes to Consolidated Financial Statements.”

Sterling, in the conduct of ordinary business operations, routinely enters into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts.  Sterling is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Management does not believe that these off-balance sheet arrangements have a material current effect on Sterling’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, but there is no assurance that such arrangements will not have a material effect in the future.  See Note 17 of “Notes to Consolidated Financial Statements.”

Sterling, through its subsidiary Action Mortgage, enters into rate lock commitments to prospective residential mortgage borrowers.  Action Mortgage hedges IRR by entering into best efforts forward sales agreements with third parties.  In addition, to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage hedges IRR by entering into mandatory forward sales agreements on ABS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver ABS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or ABS, and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.  During the years ended December 31, 2004 and 2003, Sterling recorded $231,000 and $1.1 million in revenue from forward sales agreements and similar transactions, respectively.  This revenue is a component of income from mortgage banking operations in the income statement.

Rate lock commitments and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of the rate lock commitments and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur.  The estimated fair value of rate lock commitments and forward sales agreements were greater than the contracted amounts, which resulted in assets of $76,000 and $12,000, respectively, at December 31, 2004.  Rate lock commitments and forward sales agreements were a liability of $84,000 and an asset of $73,000, respectively, at December 31, 2003.

Capital

Sterling’s total shareholders’ equity was $469.8 million at December 31, 2004, compared with $250.3 million at December 31, 2003.  The increase in total shareholders’ equity was mostly due to the KFBI acquisition and the increase in net income.  Shareholders’ equity was 6.8% of total assets at December 31, 2004, compared with 5.9% at December 31, 2003.

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

Sterling has a variable-rate term note with U.S. Bank with a balance of $19.0 million outstanding at December 31, 2004.  This note matures on September 17, 2007.  Interest accrues at the 30-day LIBOR plus 2.00% and is payable monthly.  The term note is collateralized by a majority of the common and preferred stock of Sterling Savings Bank.  See Note 11 of “Notes to Consolidated Financial Statements.”

At December 31, 2004, Sterling had an unrealized loss on investments and ABS classified as available for sale of $9.5 million, net of related income taxes.  At December 31, 2003, Sterling had an unrealized loss on investments and ABS classified as available for sale of $15.2 million, net of related income taxes.  The change since December 31, 2003 primarily reflects a decrease in long-term interest rates.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At December 31, 2004, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.  See Note 16 of “Notes to Consolidated Financial Statements.”

Goodwill Litigation

In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters relating to Sterling’s past acquisitions of three troubled thrift institutions during the 1980s (the “Goodwill Litigation”), seeking damages for, among other things, breach of contract.  In September 2002, the U.S. Court of Federal Claims granted Sterling’s motion for summary judgment in the Goodwill Litigation holding that the U.S. Government owed contractual obligations to Sterling and had breached its contracts with Sterling.  Sterling is waiting for a trial date to be set to determine what amount, if any, the government must pay in damages for its breach.  The timing and ultimate outcome of the Goodwill Litigation cannot be predicted with certainty.

New Accounting Policies

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which establishes accounting standards for transactions involving the issuance of equity instruments to employees for services rendered.  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.”  This statement requires the estimation and recognition of the grant-date fair value of stock options issued to employees.  This statement is effective for Sterling as of July 1, 2005.  Based upon preliminary review, management estimates the effect in 2005 of this new standard to be a reduction in earnings of $0.01 to $0.04 per diluted share.

In September 2004, the FASB agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  During the period of the delay, Sterling will continue to apply relevant other-than-temporary guidance to its investment and ABS portfolio, as applicable.  The FASB’s final guidance on EITF Issue 03-1 may alter the criteria by which Sterling assesses if an impairment is temporary or permanent.

In December 2003, the FASB issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities.  Sterling adopted FIN No. 46R as of December 31, 2003, and Sterling has applied the provisions of FIN No. 46R beginning in the first quarter of 2004 by deconsolidating its subsidiary statutory trusts that issue Trust Preferred Securities to investors.  The amounts payable to these trusts continue to be treated as other borrowings.  The adoption of FIN No. 46R did not have a material effect on Sterling’s consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  Sterling believes the implementation of SOP No.  3-3 will not have a material effect on its consolidated financial statements.

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

For a discussion of Sterling’s market risk, see “MD&A – Asset and Liability Management.”

Item 8.                 Financial Statements and Supplementary Data

The required information is contained on pages F-1 through F-46 of this Form 10-K.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with Sterling’s independent accountants on accounting and financial disclosures.

Item 9A.        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Sterling’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of Sterling’s management, Sterling conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on management’s evaluation under the COSO Framework, Sterling’s management has concluded that Sterling’s internal control over financial reporting was effective as of December 31, 2004.

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Sterling’s annual report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Sterling’s internal control over financial reporting as of December 31, 2004.  The attestation report of BDO Seidman LLP is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sterling Financial Corporation

Spokane, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Sterling Financial Corporation management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, Sterling Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of Sterling Financial Corporation and our report dated January 28, 2005, expressed an unqualified opinion.

BDO Seidman, LLP

Spokane, Washington

January 28, 2005

Item 9B.        Other Information

None.

PART III

Item 10.          Directors and Executive Officers of the Registrant

In response to this Item, the information set forth in Sterling’s Proxy Statement dated March 25, 2005, under the headings “Board of Directors of Sterling Financial Corporation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning Sterling’s Audit Committee financial expert is set forth under the caption “Corporate Governance –Committees of the Board of Directors” in Sterling’s Proxy Statement and is incorporated herein by reference.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

In response to this Item, the information set forth in the Proxy Statement under the heading “Interest of Directors, Officers and Others in Certain Transactions” is incorporated herein by reference.

Item 14.          Principal Accounting Fees and Services

In response to this Item, the information set forth in the Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm,” “Audit Committee Report,” and “Independent Public Accounting Firm’s Fees” is incorporated herein by reference.

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

3.                           Exhibits:  The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

(b)                                 See (a)(3) above for all exhibits filed herewith.

(c)                                  All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

March 16, 2005	By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2005	By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, Chief Executive Officer,
Principal Executive Officer

March 16, 2005	By	/s/ William W. Zuppe
William W. Zuppe
President, Chief Operating Officer, Director

March 16, 2005	By	/s/ Daniel G. Byrne
Daniel G. Byrne
Executive Vice President, Assistant Secretary and
Principal Financial Officer

March 16, 2005	By	/s/ William R. Basom
William R. Basom
Vice President, Treasurer and Principal Accounting Officer

March 16, 2005	By	/s/ Ned M. Barnes
Ned M. Barnes, Secretary, Director

March 16, 2005	By	/s/ Rodney W. Barnett
Rodney W. Barnett, Director

March 16, 2005	By	/s/ Donald N. Bauhofer
Donald N. Bauhofer, Director

March 16, 2005	By	/s/ Thomas H. Boone
Thomas H. Boone, Director

March 16, 2005	By	/s/ William L. Eisenhart
William L. Eisenhart, Director

March 16, 2005	By	/s/ James P. Fugate
James P. Fugate, Director

March 16, 2005	By	/s/ Robert D. Larrabee
Robert D. Larrabee, Director

Exhibit No.	Exhibit Index

2.1

Agreement and Plan of Merger by and between Sterling and Klamath dated as of July 14, 2003. Filed as Annex A to Sterling’s Registration Statement on Form S-4 dated September 15, 2003, and incorporated by reference herein.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s report on Form 10-Q filed May 15, 2003, and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 dated December 9, 2002, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2

Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Klamath 1996 Stock Option Plan. Filed as Exhibit 99.1 to Sterling’s Form S-8 dated January 9, 2004, and incorporated by reference herein.

10.2

Sterling Financial Corporation 2001 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 24, 2001, and incorporated by reference herein.

10.3

Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.5 to Sterling’s Annual Report on Form 10-K dated February 22, 2000, and incorporated by reference herein.

10.4

Sterling Financial Corporation 1998 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998, and incorporated by reference herein.

10.5	Sterling Savings Bank 1992 Incentive Stock Option Plan. Filed as Exhibit 10.2 to Sterling’s Form S-4 dated August 28, 1992, and incorporated by reference herein.

10.6	Sterling Savings Bank Employment Savings and Incentive Plan and Trust dated September 21, 1990. Filed as Exhibit 10.4 to Sterling’s Form S-4 dated August 28, 1992 and incorporated by reference herein.

10.7

Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan, filed as Exhibit 10.9 to Sterling’s Annual Report on Form 10-K dated March 21, 2003, and incorporated by reference herein.

12.1	Statement regarding Computation of Return on Average Shareholders’ Equity. Filed herewith.

12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.

21.1	List of Subsidiaries of Sterling. Filed herewith.

23.1	Consent of BDO Seidman, LLP. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

E-1

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sterling Financial Corporation

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BDO Seidman, LLP

Spokane, Washington

January 28, 2005

Sterling Financial Corporation

Consolidated Balance Sheets

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS:
Cash and cash equivalents:
Interest bearing	$0	$1
Noninterest bearing and vault	93,187	65,478
Restricted	1,281	1,504
Investments and asset-backed securities (“ABS”):
Available for sale	2,157,136	1,070,955
Held to maturity	47,449	2,229
Loans receivable, net	4,251,877	2,906,426
Loans held for sale	14,224	14,616
Accrued interest receivable	27,479	16,531
Real estate owned, net	1,865	4,226
Office properties and equipment, net	78,402	54,620
Bank-owned life insurance (“BOLI”)	93,790	73,141
Goodwill	112,398	45,075
Other intangible assets	19,848	2,881
Mortgage servicing rights, net	4,078	3,500
Prepaid expenses and other assets, net	39,210	18,138
Total assets	$6,942,224	$4,279,321

LIABILITIES:
Deposits	$3,863,296	$2,455,076
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	1,635,933	1,026,031
Securities sold subject to repurchase agreements and funds purchased	780,012	363,137
Other borrowings	131,822	137,998
Cashiers checks issued and payable	3,213	17,624
Borrowers’ reserves for taxes and insurance	2,480	1,347
Accrued interest payable	14,842	8,223
Accrued expenses and other liabilities	40,782	19,537
Total liabilities	6,472,380	4,028,973

Commitments and contingencies (Notes 9, 10, 11, 17, 18 and 25)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 22,936,154 and 14,863,917 shares issued and outstanding	22,936	14,864
Additional paid-in capital	393,245	181,382
Accumulated other comprehensive loss:
Unrealized losses on investments and ABS available-for-sale, net of deferred income taxes of $5,467 and $8,181	(9,470)	(15,193)
Retained earnings	63,133	69,295
Total shareholders’ equity	469,844	250,348
Total liabilities and shareholders’ equity	$6,942,224	$4,279,321

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

	2004	2003	2002
Interest income:
Loans	$229,448	$169,411	$159,278
ABS	85,009	41,193	33,539
Investments and cash equivalents	5,304	4,123	4,496
Total interest income	319,761	214,727	197,313

Interest expense:
Deposits	53,483	36,831	43,632
Short-term borrowings	23,787	11,753	8,396
Long-term borrowings	45,675	41,223	44,937
Total interest expense	122,945	89,807	96,965
Net interest income	196,816	124,920	100,348

Provision for losses on loans:	(12,150)	(10,500)	(11,867)

Net interest income after provision for losses on loans	184,666	114,420	88,481

Other income (expense):
Fees and service charges	32,692	19,168	16,678
Mortgage banking operations	6,155	8,482	5,982
Loan servicing fees	561	566	536
Net gains on sales of securities	4,571	3,694	2,925
Real estate owned operations	(162)	(73)	(126)
BOLI	4,340	3,742	3,280
Charge related to early repayment of debt	(238)	(1,464)	0
Other noninterest income (expense), net	(120)	(380)	(195)
Total other income	47,799	33,735	29,080
Operating expenses (Note 19)	148,370	94,564	80,943
Income before income taxes	84,095	53,591	36,618

Income tax benefit (provision):
Current	(19,030)	(25,558)	(9,676)
Deferred	(8,760)	6,880	(1,355)
Total income tax provision	(27,790)	(18,678)	(11,031)

Net income	$56,305	$34,913	$25,587

Earnings per share - basic	$2.49	$2.18	$1.79

Earnings per share - diluted	$2.43	$2.13	$1.74

Weighted average shares outstanding - basic	22,621,006	15,986,742	14,330,672

Weighted average shares outstanding - diluted	23,139,196	16,393,448	14,743,815

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002

Net income	$56,305	$34,913	$25,587
Other comprehensive income (loss):

Change in unrealized gains or losses on investments and ABS available for sale, net of reclassification adjustments	8,437	(28,665)	12,360
Less deferred income tax benefit (provision)	(2,714)	10,033	(4,325)

Net other comprehensive income (loss)	5,723	(18,632)	8,035

Comprehensive income	$62,028	$16,281	$33,622

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	Common Stock		Additional Paid-In	Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2002	10,544,653	$10,545	$98,439	$(4,596)	$61,302	$165,690
Shares issued upon exercise of stock options	121,246	121	1,133			1,254
Shares acquired and retired	(18,963)	(19)	(371)			(390)
Shares issued upon debt conversion	228,305	228	3,272			3,500
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				8,035		8,035
10% common stock dividend	1,084,646	1,085	22,723		(23,808)	0
Cash paid for fractional shares	(939)	(1)	(19)			(20)
Net income					25,587	25,587

Balance, December 31, 2002	11,958,948	11,959	125,177	3,439	63,081	203,656
Shares issued upon exercise of stock options	184,682	185	1,539			1,724
Shares acquired and retired	(23,268)	(23)	(478)			(501)
Shares issued for business combination	1,401,370	1,401	27,817			29,218
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				(18,632)		(18,632)
10% common stock dividend	1,343,599	1,343	27,356		(28,699)	0
Cash paid for fractional shares	(1,414)	(1)	(29)			(30)
Net income					34,913	34,913

Balance, December 31, 2003	14,863,917	14,864	181,382	(15,193)	69,295	250,348
Shares issued upon exercise of stock options	596,858	597	6,985			7,582
Shares acquired and retired	(31,220)	(31)	(911)			(942)
Shares issued for business combinations	5,455,269	5,455	140,485			145,940
Change in unrealized gain or loss on investments and ABS available for sale, net of income tax				5,723		5,723
10% common stock dividend	2,053,421	2,053	60,414		(62,467)	0
Cash paid for fractional shares	(2,091)	(2)	(61)			(63)
Tax benefit of stock options			4,951			4,951
Net income					56,305	56,305

Balance, December 31, 2004	22,936,154	$22,936	$393,245	$(9,470)	$63,133	$469,844

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income	$56,305	$34,913	$25,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	12,155	10,680	12,105
Stock dividends on FHLB Seattle stock	(1,994)	(2,682)	(2,514)
Net gain on sales of loans, investments and ABS	(7,093)	(9,412)	(7,797)
Other losses	117	164	341
Change in cash surrender value of BOLI	(4,340)	(3,742)	(3,411)
Depreciation and amortization	14,289	12,271	11,050
Deferred income tax (provision) benefit	8,760	6,880	(1,355)
Change in:
Accrued interest receivable	(4,437)	(1,635)	677
Prepaid expenses and other assets	1,955	1,375	(4,154)
Cashiers checks issued and payable	(14,411)	2,318	(2,686)
Accrued interest payable	4,505	322	(777)
Accrued expenses and other liabilities	(7,934)	(4,804)	303
Proceeds from sales of loans	205,899	417,880	281,024
Loans originated for sale	(203,378)	(412,162)	(276,152)
Net cash provided by operating activities	60,398	52,366	32,241

Cash flows from investing activities:
Change in restricted cash	223	22	1
Loans funded and purchased	(3,102,775)	(2,258,247)	(1,697,243)
Loan principal received	2,308,746	1,803,824	1,394,767
Purchase of investments	(239,438)	(6,089)	(52,422)
Proceeds from maturities of investments	226,535	2,627	4,590
Proceeds from sales of investments	97,597	14,881	40,430
Cash and cash equivalents acquired as part of mergers	44,031	143,631	0
Purchase of BOLI	0	(10,000)	(25,000)
Purchase of ABS	(1,312,581)	(1,245,335)	(970,092)
Principal payments on ABS	353,175	279,343	253,888
Proceeds from sales of ABS	537,672	694,023	598,418
Purchase of office properties and equipment	(10,623)	(7,442)	(3,697)
Improvements and other changes to real estate owned	241	(282)	(715)
Proceeds from sales and liquidation of real estate owned	6,705	3,986	7,754
Net cash used in investing activities	(1,090,492)	(585,058)	(449,321)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

	2004	2003	2002
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$139,333	$153,046	$208,859
Proceeds from issuance of time deposits	2,050,289	1,586,006	1,255,814
Payments for maturing time deposits	(1,819,944)	(1,518,327)	(1,348,372)
Interest credited to deposits	50,399	36,032	44,259
Advances from FHLB Seattle	1,401,062	635,589	358,975
Repayment of FHLB Seattle advances	(1,150,896)	(493,526)	(117,514)
Net change in securities sold subject to repurchase agreements and funds purchase	416,875	113,368	31,220
Proceeds from other borrowings	0	54,000	0
Repayment of other borrowings	(36,995)	(46,099)	(5,000)
Payments for fractional shares and merger costs	(240)	(30)	(20)
Proceeds from exercise of stock options, net of repurchases	7,083	1,223	864
Deferred financing costs	0	(732)	0
Other	836	(242)	204
Net cash provided by financing activities	1,057,802	520,308	429,289

Net change in cash and cash equivalents	27,708	(12,384)	12,209
Cash and cash equivalents, beginning of year	65,479	77,863	65,654

Cash and cash equivalents, end of year	$93,187	$65,479	$77,863

Supplemental disclosures:
Cash paid during the period for:
Interest	$116,326	$87,928	$95,122
Income taxes	17,427	17,976	12,175

Noncash financing and investing activities:
Loans converted into real estate owned	3,858	3,124	7,876
Common stock dividend	62,467	28,699	23,808
Common stock issued upon business combination	145,940	29,218	0
Debt converted to common stock	0	0	3,500
Financed sale of loans	0	0	8,682

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Summary of Significant Accounting Policies

For the Years Ended December 31, 2004, 2003 and 2002

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

Sterling provides personalized, quality financial services to its customers as exemplified by its Hometown Helpful® philosophy.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $6.94 billion in total assets at December 31, 2004, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 135 retail branches located in Washington, Oregon, Idaho and Montana.  Sterling originates loans through branch offices, as well as Action Mortgage residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington, Oregon, Arizona and California.  Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, valuation of investments and ABS, real estate owned, goodwill and intangible assets, mortgage servicing rights and deferred tax assets and liabilities.

Cash and Cash Equivalents

Cash equivalents include investments with a remaining maturity of three months or less at the date of purchase.  Cash and cash equivalents are deposited with other banks and financial institutions in amounts that may at times exceed the federal insurance limit.  Sterling evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Restricted cash consisted primarily of noninterest bearing deposits maintained as a reserve at the Federal Reserve Bank.

Sterling occasionally purchases securities under agreements with another institution to resell the same or similar securities.  The amounts advanced under these agreements represent short-term loans and are reflected as interest bearing cash equivalents in the consolidated balance sheet.  The securities underlying the agreements are comprised of mutual fund shares that are primarily invested in U.S. government securities.

Investments and ABS

Sterling classifies debt and equity investments and ABS as follows:

•                  Available for Sale.  Except for FHLB Seattle stock, debt and equity investments and ABS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2004 and 2003. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders’ equity until realized.

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

Goodwill and Other Intangible Assets

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Sterling’s goodwill relates to value inherent in the banking business and the value is dependent upon Sterling’s ability to provide quality, cost-effective services in a competitive market place.  As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

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

At December 31, 2004 and 2003, mortgage-servicing rights were approximately $4.1 million and $3.5 million, respectively, which are net of accumulated amortization of approximately $3.3 million and $2.2 million, respectively. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

Income Taxes

Sterling accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and the tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Earnings Per Share

Earnings per share - basic is computed by dividing net income by the weighted average number of shares outstanding during the period.  Earnings per share - diluted is computed by dividing net income by the weighted average number of shares outstanding, increased by the additional shares that would have been outstanding if all potentially dilutive and contingently issuable shares had been issued.

Stock-Based Compensation

As permitted by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Sterling elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, for stock options.  Under APB No. 25, compensation cost is recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price.  Sterling grants its common stock options to employees with exercise prices equal to the market price of Sterling’s common stock on the measurement date.  Thus, no compensation cost is recognized.

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  See Other Accounting Pronouncements for guidance on the effect of the FASB’s revision of SFAS No. 123.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002

Reported net income:	$56,305	$34,913	$25,587
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,331)	(2,486)	(1,546)

Pro forma net income	$48,974	$32,427	$24,041

Basic earnings per share:
Reported earnings per share	$2.49	$2.18	$1.79
Stock-based employee compensation, fair value	(0.33)	(0.15)	(0.11)

Pro forma earnings per share	$2.16	$2.03	$1.68

Diluted earnings per share:
Reported earnings per share	$2.43	$2.13	$1.74
Stock-based employee compensation, fair value	(0.31)	(0.15)	(0.11)

Pro forma earnings per share	$2.12	$1.98	$1.63

A significant portion of the options granted in 2004 and 2003 vested in 2004.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Years Ended December 31,
	2004	2003	2002

Expected volatility	37% - 132%	85% - 132%	85% - 132%
Expected lives (in years)	4 - 10	4 - 10	4 - 10
Risk free interest rates	1.77% - 6.52%	2.86% - 6.52%	2.98% - 6.52%
Expected forfeiture rate	0%	0%	0%
Annual dividend yield	0%	0%	0%

Comprehensive Income

Sterling has adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount

Year ended December 31, 2004	$464
Year ended December 31, 2003	(2,046)
Year ended December 31, 2002	3,291

These (gains) losses had previously been included in other comprehensive income as unrealized (gains) losses on investments and ABS available for sale.

Hedging Activities

Sterling, through its subsidiary Action Mortgage, enters into interest rate lock commitments to prospective residential mortgage borrowers.  Action Mortgage hedges interest rate risk (“IRR”) by entering into nonbinding (“best efforts”) forward sales agreements with third parties.  In addition, to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage hedges IRR by entering into binding (“mandatory”) forward sales agreements on ABS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver ABS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or ABS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.  During the years ended December 31, 2004 and 2003, Sterling recorded $231,000 and $1.1 million in revenue from forward sales agreements and similar transactions, respectively.  This revenue is a component of income from mortgage banking operations in the income statement.

Rate lock commitments and forward sales agreements are considered to be derivatives.  Sterling has recorded the estimated fair values of the rate lock commitments and forward sales agreements on its balance sheet in either other assets or other liabilities.  Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur.  The estimated fair values of rate lock commitments and forward sales agreements were greater than the contracted amounts, which resulted in assets of $76,000 and $12,000, respectively, at December 31, 2004.  Rate lock commitments and forward sales agreements were a liability of $84,000 and an asset of $73,000, respectively, at December 31, 2003.

Mergers and Acquisitions

Pursuant to SFAS No. 141, Sterling’s mergers and acquisitions are accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded by Sterling at their respective fair values at the date of the acquisition and the results of operations are included with those of Sterling commencing with the date of acquisition. The excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

Other Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which established accounting standards for transactions involving the issuance of equity instruments to employees for services rendered.  This statement is a revision of SFAS No. 123, and supersedes APB No. 25.  This statement requires the estimation and recognition of the grant date fair value of stock options issued to employees.  This statement is effective for Sterling as of July 1, 2005.  Based upon preliminary review, management estimates the effect in 2005 of this new standard to be a reduction in earnings of $0.01 to $0.04 per diluted share.

In September 2004, the FASB agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”

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

In December 2003, the FASB issued Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which provides further guidance on the accounting for variable interest entities.  Sterling adopted FIN No. 46R as of December 31, 2003, and Sterling has applied the provisions of FIN No. 46R beginning in the first quarter of 2004 by deconsolidating its subsidiary statutory trusts that issue Trust Preferred Securities to investors.  The amounts payable to these trusts continue to be treated as other borrowings.  The adoption of FIN No. 46R did not have a material effect on Sterling’s consolidated financial statements.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

1. Investments and ABS:

The carrying and fair values of investments and ABS are summarized as follows (in thousands):

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying/Fair Value

December 31, 2004
U.S. Government and agency obligations	$28,089	$95	$(114)	$28,070
FHLB Seattle stock (restricted)	74,846	0	0	74,846
Mortgage-backed securities (“MBS”)	2,051,676	4,991	(19,747)	2,036,920
Other	17,300	0	0	17,300
Total	$2,171,911	$5,086	$(19,861)	$2,157,136

December 31, 2003
U.S. Government and agency obligations	$13,143	$202	$(12)	$13,333
FHLB Seattle stock (restricted)	51,261	0	0	51,261
Municipal bonds	3,907	150	(1)	4,056
MBS	1,005,540	1,771	(24,354)	982,957
Retained residual interests from securitization	723	56	0	779
Other	19,755	0	(1,186)	18,569
Total	$1,094,329	$2,179	$(25,553)	$1,070,955

	Held to Maturity
	Amortized Cost/ Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Municipal bonds	$47,449	$184	$(166)	$47,467

December 31, 2003
Municipal bonds	$2,229	$154	$0	$2,383

At December 31, 2004 and 2003, accrued interest on investments and ABS was $9.2 million and $4.6 million, respectively.

During the years ended December 31, 2004, 2003 and 2002, Sterling sold available-for-sale investments and ABS which resulted in the following (in thousands):

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses

Year ended December 31, 2004	$635,269	$6,390	$1,819
Year ended December 31, 2003	708,904	4,590	896
Year ended December 31, 2002	638,848	3,797	872

At December 31, 2004, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale MBS:
After five years through ten years	$173,016	$172,075
After ten years	1,878,660	1,864,845
	$2,051,676	$2,036,920
Available-for-sale U.S. Government and agency obligations:
Under one year	$5,007	$5,007
After one year through five years	23,082	23,063
	$28,089	$28,070
Held-to-maturity municipal bonds:
Under one year	$326	$333
After one year through five years	2,642	2,727
After five through ten years	4,507	4,497
After ten years	39,974	39,910
	$47,449	$47,467
Other available-for-sale securities:
Under one year	$715	$715
After one year through five years	80	80
After ten years	91,351	91,351
	$92,146	$92,146

Sterling’s held-to-maturity securities increased by $45.2 million from the December 31, 2003 balance of $2.2 million.  In September 2004, Sterling transferred its municipal bonds portfolio from the available-for-sale category to the held-to-maturity category.  Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the net unrealized holding loss on these securities of approximately $170,000 is reported in shareholders’ equity as part of accumulated other comprehensive income and is being amortized over the remaining life of the portfolio as an adjustment to interest income.

Pursuant to EITF No. 03-1, the following table summarizes Sterling’s gross unrealized losses on temporarily impaired investments and ABS as of the dates indicated (in thousands):

	Held less than 12 months		Held 12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

December 31, 2004

U.S. Government and agency obligations	$14,919	$(114)	$0	$0	$14,919	$(114)
Municipal bonds	27,089	(166)	24	0	27,113	(166)
MBS	664,928	(9,984)	417,597	(9,240)	1,082,525	(19,224)
Collateralized mortgage obligations	39,933	(194)	44,411	(329)	84,344	(523)
Total	$746,869	$(10,458)	$462,032	$(9,569)	$1,208,901	$(20,027)

December 31, 2003

U.S. Government and agency obligations	$4,988	$(12)	$0	$0	$4,988	$(12)
Trust preferred securities	0	0	13,738	(1,186)	13,738	(1,186)
Municipal bonds	24	(1)	0	0	24	(1)
MBS	784,203	(24,181)	0	0	784,203	(24,181)
Collateralized mortgage obligations	46,262	(173)	0	0	46,262	(173)
Total	$835,477	$(24,367)	$13,738	$(1,186)	$849,215	$(25,553)

Sterling’s investment and ABS portfolio is managed to provide and maintain liquidity, maintain a balance of high quality diversified investments to minimize risk, provide collateral for pledging and maximize returns.  Management believes all unrealized losses as of December 31, 2004 to be market driven, with no permanent sector or issuer credit concerns or impairments.  As such, Sterling’s investments and ABS are believed to be temporarily, not permanently, impaired in value.

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

At December 31, 2004 and 2003, U.S. government and agency obligations and ABS with an aggregate fair value of $113.0 million and $71.4 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon and Montana state laws and regulations. Additionally, Sterling periodically utilizes ABS as collateral for reverse repurchase agreements and other borrowing transactions.  See Notes 9 and 10.

2. Loans Receivable:

The components of loans receivable are as follows (in thousands):

	December 31,
	2004	2003
Real estate loans:
Variable rate:
1-4 unit residential	$131,739	$73,496
5 or more unit residential	164,245	134,559
Commercial	651,579	416,466
Land and other	704	330
Fixed rate:
Conventional 1-4 unit residential	646,175	328,339
1-4 unit residential, insured by FHA/VA	1,066	1,236
5 and 7 year balloon or reset 1-4 unit residential	7,104	3,663
5 or more unit residential	20,509	32,661
Commercial	48,005	46,395
Land and other	8,140	1,265
Construction:
1-4 unit residential	357,049	271,480
5 or more unit residential	120,411	127,424
Commercial	175,434	154,061
	2,332,160	1,591,375
Other loans:
Commercial loans	755,717	885,323
Commercial and personal lines of credit	740,235	157,183
Consumer loans	480,034	315,426
	1,975,986	1,357,932
Total loans receivable	4,308,146	2,949,307
Deferred loan fees, net of direct origination costs	(6,907)	(7,276)
Gross loans receivable	4,301,239	2,942,031
Allowance for losses on loans	(49,362)	(35,605)
Loans receivable, net	$4,251,877	$2,906,426
Weighted average interest rate	5.91%	5.71%

Net accrued interest on loans receivable was approximately $18.3 million and $11.9 million at December 31, 2004 and 2003, respectively.

Sterling originates the majority of its loans throughout the Pacific Northwest.  Loans originated outside this area are primarily for immediate sale into the secondary market.  The value of real estate properties in the Pacific Northwest is affected by changes in the economic environment.  It is reasonably possible that these values could change in the near term, which may adversely affect Sterling’s estimate of its allowance for losses on loans associated with these loans receivable.

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

At December 31, 2004, the contractual principal payments due on outstanding loans receivable (in thousands) are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties:

Years Ending December 31,	Amount

2005	$1,378,435
2006	428,071
2007	317,994
2008	206,364
2009	244,474
Thereafter	1,732,808
$4,308,146

3. Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2004	2003	2002

Loan portfolios serviced for:
FHLMC	$180,641	$184,931	$116,254
FNMA	191,336	143,157	81,998
FHLB	1,625	1,317	0
Other residential permanent	195	205	365
Commercial real estate	593,329	211,539	239,871
Other commercial	225	0	0
Consumer	7,846	25,927	54,364
	$975,197	$567,076	$492,852

Custodial escrow balances maintained in connection with loans serviced for others were approximately $1.8 million and $1.7 million at December 31, 2004 and 2003, respectively.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

Amount

Balance, January 1, 2002	$1,638
Originated servicing	1,135
Amortization	(645)
Net write-down	(448)
Balance, December 31, 2002	1,680
Originated servicing	2,553
Amortization	(1,113)
Net write-up	380
Balance, December 31, 2003	3,500
Originated servicing	765
Acquired servicing	924
Amortization	(1,179)
Net write-up	68
Balance, December 31, 2004	$4,078

Sterling has sold participations in certain commercial real estate loans to investors on a servicing retained basis. During the years ended December 31, 2004, 2003 and 2002, Sterling sold approximately $16.3 million, $35.9 million and $65.1 million in commercial real estate loans under participation agreements, resulting in net gains of $44,000, $328,000 and $618,000, respectively.

4. Real Estate Owned:

The components of real estate owned are as follows (in thousands):

	December 31,
	2004	2003

Commercial	$768	$3,118
Residential	462	674
Construction	0	224
Other	635	213
	1,865	4,229
Allowance for losses	0	(3)

Real estate owned, net	$1,865	$4,226

5. Allowances for Losses on Loans and Real Estate Owned:

The following is an analysis of the changes in the allowances for losses on loans and real estate owned (in thousands):

	Loans	Real Estate Owned	Total

Balance, January 1, 2002	$20,599	$519	$21,118
Provision	11,867	238	12,105
Amounts written off	(5,053)	(518)	(5,571)
Recoveries	453	0	453
Balance, December 31, 2002	27,866	239	28,105
Provision	10,500	180	10,680
Allowance for losses on assets acquired	870	0	870
Amounts written off	(4,253)	(416)	(4,669)
Recoveries	622	0	622
Balance, December 31, 2003	35,605	3	35,608
Provision	12,150	5	12,155
Allowance for losses on assets acquired	6,722	0	6,722
Amounts written off	(5,483)	(8)	(5,491)
Recoveries	368	0	368
Balance, December 31, 2004	$49,362	$0	$49,362

The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

	December 31,
	2004	2003

Non-accrual loans (1)	$10,738	$16,208
Restructured loans (2)	1,305	1,164
Total impaired loans	$12,043	$17,372

(1)                                  The total allowance for losses on loans related to these loans was $3.5 million and $2.9 million at December 31, 2004 and 2003, respectively.  Interest income of $659,000, $1,025,000 and $1,103,000 was recorded during the years ended December 31, 2004, 2003 and 2002, respectively, in connection with such loans.  For loans on non-accrual status at period end, additional gross interest income of $1,348,000, $1,487,000 and $778,000 would have been recorded during the years ended December 31, 2004, 2003 and 2002, respectively, if non-accrual and restructured loans had been current in accordance with their original contractual terms.

The average recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002, was $13.9 million, $22.3 million and $18.4 million, respectively.

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

6. Office Properties and Equipment:

The components of office properties and equipment are as follows (in thousands):

	December 31,		Estimated
	2004	2003	Useful Life

Buildings and improvements	$55,234	$42,505	20-40 years
Furniture, fixtures, equipment and computer software	46,753	35,169	3-10 years
Leasehold improvements	6,371	4,246	5-20 years
Automobiles	154	145	3-5 years
	108,512	82,065
Less accumulated depreciation and amortization	(43,317)	(36,014)
	65,195	46,051
Land	13,207	8,569
Total office properties and equipment	$78,402	$54,620

7. Goodwill and Other Intangible Assets:

Sterling has goodwill and core deposit intangible assets, which were recorded in connection with certain business combinations.

SFAS No. 142 requires Sterling to test its goodwill for impairment at least annually.  Sterling tested its goodwill and found no impairment during 2004, 2003 and 2002.  Goodwill and acquired intangible assets have been allocated to the Community Banking segment of Sterling.

The changes in the carrying value of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Amount

Balance as of January 1, 2003	$43,977
Goodwill acquired during the year	1,098
Balance as of December 31, 2003	45,075
Goodwill acquired during the year	67,323
Balance at December 31, 2004	$112,398

The carrying value of core deposit intangibles at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Gross carrying value	$22,332	$3,143
Accumulated amortization	(2,484)	(262)
Net carrying value	$19,848	$2,881

The values of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship, which is currently projected to be 10 years.  Core deposit intangible amortization expense for 2004, 2003 and 2002 was $2.2 million, $262,000 and $644,000, respectively.

Core deposit intangible amortization expense over the next five years is projected as follows (in thousands):

Year Ending December 31,	Amount

2005	$2,222
2006	2,222
2007	2,222
2008	2,222
2009	2,222

8. Deposits:

The components of deposits and applicable yields are as follows (in thousands):

	December 31,
	2004	2003

Transaction accounts:
NOW checking, 0.09% to 1.30%	$413,217	$301,197
Commercial checking	574,186	306,456
Total transaction accounts	987,403	607,653

Savings accounts:
Regular savings, 0.40% to 0.50%	203,487	118,251
MMDA, 0.10% to 2.01%	901,384	545,607
Total savings accounts	1,104,871	663,858

Time deposit accounts
Up to 1.99%	521,384	787,104
2.00 to 2.99%	641,324	119,327
3.00 to 3.99%	268,773	94,237
4.00 to 4.99%	164,019	106,559
5.00 to 5.99%	104,092	46,775
6.00 to 6.99%	63,102	22,548
7.00 and over	8,328	7,015
Total time deposit accounts	1,771,022	1,183,565
Total deposits	$3,863,296	$2,455,076

The weighted average interest rate of all deposits was 1.71% and 1.40% at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of time deposit accounts are as follows (in thousands):

	Amount	Weighted Average Interest Rate

Due in one year	$1,200,916	2.37%
Due in two years	194,894	3.04
Due in three years	108,355	3.96
Due in four years	73,297	3.68
Due in five years	82,840	4.12
Due after five years	110,720	5.17
	$1,771,022

At December 31, 2004 and 2003, the remaining maturities of time deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

	December 31,
	2004	2003

Less than three months	$293,748	$296,458
Over three to six months	245,928	113,516
Over six to twelve months	202,773	164,436
Over twelve months	261,189	87,859
	$1,003,638	$662,269

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Transaction accounts	$837	$991	$1,471
Regular savings accounts	1,242	635	574
MMDA	10,105	5,943	5,332
Time deposit accounts	41,299	29,262	36,255
	$53,483	$36,831	$43,632

9. Advances from Federal Home Loan Bank of Seattle:

Advances from FHLB Seattle are collateralized by certain investments and ABS and qualifying loans with a carrying value of approximately $2.18 billion and $1.73 billion at December 31, 2004 and 2003, respectively.  Sterling Savings Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets, subject to collateralization requirements.  At December 31, 2004, Sterling Savings Bank had the ability to borrow an additional $247.1 million from FHLB Seattle.

The advances from FHLB Seattle at December 31, 2004 and 2003, are repayable as follows (in thousands):

	December 31, 2004		December 31, 2003
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year	$562,238	3.36%	$408,685	2.30%
Due in two years	447,814	2.67	205,812	4.75
Due in three years	141,677	3.73	71,813	2.75
Due in four years	243,270	4.08	120,000	2.63
Due in five years	57,072	5.98	30,661	3.02
Due after five years	183,862	5.34	189,060	5.35
	$1,635,933		$1,026,031

10. Securities Sold Subject to Repurchase Agreements and Funds Purchased:

Sterling sells securities under agreements to repurchase the same or similar securities (“reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability on the consolidated balance sheet.  The dollar amount of securities underlying the agreements remains in the applicable asset accounts.  These agreements had a weighted average interest rate of 2.53% and 2.51% at December 31, 2004 and 2003, respectively.  At December 31, 2004, substantially all of Sterling’s reverse repurchase agreements were transacted with Morgan Stanley ($198.0 million), Merrill Lynch ($146.5 million), UBS ($296.3 million) and Citigroup ($112.7 million), with the balance of such short-term repurchase agreements of $25.4 million, held by various other retail customers.  The ABS underlying these agreements were held by the aforementioned banks.  The risk of default under such agreements is limited by the financial strength of these broker/dealers and the level of borrowings relative to the market value of pledged securities.  At December 31, 2004, under the reverse repurchase agreements, Sterling has pledged as collateral investments and ABS with aggregate amortized costs and market values of $791.5 million and $781.6 million, respectively.

The average balances of reverse repurchase agreements were $630.1 million, $236.0 million and $182.8 million during the years ended December 31, 2004, 2003 and 2002, respectively. The maximum amount outstanding at any month end during these same periods was $779.0 million, $360.6 million and $249.8 million, respectively.

At December 31, 2004 and 2003, securities sold subject to repurchase agreements are repayable as follows (in thousands):

	December 31, 2004		December 31, 2003
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year	$779,012	2.53%	$285,637	1.59%
Due in two years	0	0.00	75,000	5.97
	$779,012		$360,637

At December 31, 2004 and 2003, outstanding federal funds purchased were $1.0 million and $2.5 million, respectively.

11. Other Borrowings:

The components of other borrowings are as follows (in thousands):

	December 31,
	2004	2003

Term note payable (1)	$19,000	$22,000
Sterling obligated mandatory redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling (2)	108,685	80,415
Floating rate notes due in 2006 (3)	0	30,000
Other (4)	4,137	5,583
Total other borrowings	$131,822	$137,998

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

(2)                                  Sterling raises capital from time to time through the formation of trusts (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors.  The Capital Trusts are business trusts in which Sterling owns all of the common equity.  The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling.  Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities.  The Trust Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions.  Interest is paid quarterly or semiannually.

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Call Date	Mandatorily Redeemable Capital Security	Rate at December 31, 2004	Amount (in Thousands)
Sterling Capital	June 2003	Sept 2033	Sept 2008	Floating Rate Capital
Trust VI				Securities	5.69%	$10,310

Sterling Capital	May 2003	May 2033	June 2008	Floating Rate Capital
Statutory Trust V				Securities	5.80%	20,619

Sterling Capital	May 2003	May 2033	May 2008	Floating Rate Preferred
Trust IV				Securities	5.44%	10,310

Sterling Capital	April 2003	April 2033	April 2008	Floating Rate Capital
Trust III				Securities	5.41%	14,433

Klamath First Capital	April 2002	April 2032	April 2007	Floating Rate Capital
Trust II				Securities	6.00%	13,134

Klamath First Capital	July 2001	July 2031	June 2006	Floating Rate Capital
Trust I				Securities	5.74%	15,136

Sterling Capital	July 2001	July 2031	June 2006	10.25% Cumulative
Trust II				Capital Securities	10.25%	24,743

						$108,685

(3)                                  On December 15, 2004, Sterling redeemed in full its Floating Rate Notes Due 2006 for $30.0 million of principal plus accrued interest.

(4)                                  During 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying sold loans were collateral on the loan to the purchaser, this sale was accounted for as a financing.  At December 31, 2004 and 2003, $4.1 million and $5.6 million remained outstanding on the financing, respectively.

12. Income Taxes:

The components of income tax expense (benefit) included in the consolidated statements of income were as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current income taxes:
Federal	$17,229	$24,107	$9,059
State	1,801	1,451	617
Total current income taxes	19,030	25,558	9,676

Deferred income taxes:
Federal	8,031	(6,501)	1,286
State	729	(379)	69
Total deferred income taxes	8,760	(6,880)	1,355
Total income tax expense	$27,790	$18,678	$11,031

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2004		2003
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$18,410	$0	$12,836	$0
Unrealized gains on available-for-sale securities	5,467	0	8,181	0
Net operating loss carryforward	0	0	188	0
Investment securities basis difference	20,971	12,678	1,576	4,289
Deferred compensation	3,795	0	1,031	0
FHLB Seattle dividends	0	13,174	0	10,037
Deferred loan fees	0	3,369	0	1,999
Office properties and equipment	0	2,245	0	1,060
Mortgage servicing rights	0	1,267	0	792
Nonaccrual loans	508	0	0	0
Prepaid expenses	0	633	0	0
Other	0	372	243	0
	$49,151	$33,738	$24,055	$18,177

A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized.  The following table summarizes the calculation of Sterling’s effective tax rates for the periods presented (in thousands):

	Years Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate	$29,433	35.0%	$18,757	35.0%	$12,816	35.0%
Tax effect of:
State taxes, net of federal benefit	1,644	2.0	697	1.3	446	1.2
Tax-exempt interest	(770)	(0.9)	(171)	(0.3)	(93)	(0.3)
Bank owned life insurance	(1,519)	(1.8)	(1,310)	(2.4)	(1,148)	(3.1)
Acquisition costs	(366)	(0.4)	(236)	(0.4)	0	0.0
Tax credits	(531)	(0.6)	0	0.0	0	0.0
Other, net	(101)	(0.1)	941	1.7	(990)	(2.7)
	$27,790	33.2%	$18,678	34.9%	$11,031	30.1%

At December 31, 2003, Sterling had available a net operating loss (“NOL”) carryforward of approximately $523,000, of which approximately $25,000 will be utilized on the 2004 tax return.  The remaining balance of the NOL has expired.

13. Stock Options:

Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant.  The vesting of options ranges from immediately upon grant to four years, and their exercisability ranges from immediately upon grant to ten years from the date of grant.  Sterling is authorized to grant options to purchase up to 1.5 million shares under various stock option incentive plans.  At December 31, 2004, options to purchase up to 570,000 shares remained available for grant.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Per Share
Balance, January 1, 2002	917,755	$8.31	$2.37	-	$12.60
Options granted	201,000	15.22	$15.22	-	$15.44
Options exercised	(121,246)	8.39	$2.37	-	$12.87
Options canceled	(6,200)	7.81	$6.60	-	$10.12
Balance, December 31, 2002	991,309	8.31	$5.49	-	$15.44
Options granted	233,000	28.95	$25.70	-	$29.76
Options exercised	(184,000)	7.88	$5.49	-	$12.58
Balance, December 31, 2003	1,040,309	14.42	$5.88	-	$12.58
Options granted	319,000	39.73	$30.83	-	$40.07
Options issued in merger	433,529	15.57	$15.27	-	$24.05
Options exercised	(596,858)	12.13	$5.88	-	$24.05
Balance, December 31, 2004	1,195,980	$22.77	$6.40	-	$40.07

Vested options	1,166,280	22.75
Unvested options	29,700	24.06
Balance, December 31, 2004	1,195,980	$22.77

Exercisable, December 31, 2004	1,166,280	$22.75

The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002, was $17.66, $26.29 and $16.83, respectively.

The following table summarizes information about Sterling’s plans at December 31, 2004:

Range of Exercise Prices			Options Outstanding			Options Exercisable
			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.01	-	$8.01	117,185	4.2 years	$6.70	117,185	$6.70
$8.01	-	$12.02	205,385	4.2 years	9.76	201,185	9.76
$12.02	-	$16.03	291,513	4.3 years	15.03	281,013	15.02
$16.03	-	$20.04	17,897	8.1 years	19.69	17,897	19.69
$24.01	-	$28.05	59,000	7.3 years	25.39	59,000	25.39
$28.05	-	$32.06	188,000	6.2 years	29.77	186,000	29.76
$32.06	-	$36.06	13,000	8.7 years	33.02	0	0.00
$36.06	-	$40.07	304,000	7.2 years	40.07	304,000	40.07
			1,195,980			1,166,280

All share and dollar amounts have been restated to reflect the conversion of options upon the consummation of business combinations into a Sterling stock option at the exchange ratio.  All exercise prices have been restated to reflect all common stock dividends paid to date.

14. Shareholders’ Equity:

On January 2, 2004, Sterling issued 5,431,067 shares of common stock (net of 194 fractional shares) in its acquisition of Klamath First Bancorp, Inc. (“KFBI”).  On November 30, 2004, Sterling issued 24,008 shares of common stock in connection with INTERVEST’s acquisition of Peter W. Wong Associates, Inc. (“PWWA”).  See Note 25.

Sterling’s Board of Directors (the “Board”) approved the distribution of stock dividends in the years ended December 31, 2004, 2003 and 2002.  Cash in lieu of fractional shares was distributed based upon the closing price as of the record dates.  All weighted average shares outstanding and per share amounts have been retroactively restated to reflect these common stock dividends.

The Board has the authority to issue preferred stock of Sterling in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

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

	For the Year Ended December 31, 2004
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Earnings per common share - basic	$56,305	22,621,006	$2.49
Effect of dilutive securities:
Common stock options	0	516,157	(0.06)
Contingently issuable shares	0	2,033	0.00
Earnings per common share - diluted	$56,305	23,139,196	$2.43
Antidilutive options not included in diluted earnings per share		313,000

	For the Year Ended December 31, 2003
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Earnings per common share - basic	$34,913	15,986,742	$2.18
Effect of dilutive securities:
Common stock options	0	406,706	(0.05)
Earnings per common share - diluted	$34,913	16,393,448	$2.13
Antidilutive options not included in diluted earnings per share		0

	For the Year Ended December 31, 2002
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Earnings per common share - basic	$25,587	14,330,672	$1.79
Effect of dilutive securities:
Common stock options	0	322,321	0.00
Effect of convertible subordinate debt	43	90,822	(0.05)
Earnings per common share - diluted	$25,630	14,743,815	$1.74
Antidilutive options not included in diluted earnings per share		0

16. Regulatory Capital:

In connection with the insurance of its deposits by the FDIC and general regulatory oversight by the Office of Thrift Supervision (“OTS”), Sterling Savings Bank is required to maintain minimum levels of regulatory capital, including core (Tier 1) risk-based and total risk-based capital.  At December 31, 2004, Sterling Savings Bank was in compliance with all regulatory capital requirements.  The OTS is empowered to take “prompt, corrective action” to resolve problems of insured depository institutions.  The extent of these powers depends on whether an institution is classified as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized,” or “critically undercapitalized.” At December 31, 2004 and 2003, Sterling Savings Bank was considered “well capitalized.”

The following table sets forth the amounts and ratios regarding actual and minimum core (Tier I) risk-based and total risk-based capital requirements, together with the amounts and ratios required to meet the definition of a “well-capitalized” institution, without giving effect to forbearance or capital provisions contained in certain merger and acquisition agreements (dollars in thousands).

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total risk-based capital
(to risk-weighted assets)	$370,807	8.00%	$463,509	10.00%	$496,752	10.72%
Core (Tier I) capital
(to risk-weighted assets)	185,404	4.00	278,105	6.00	450,918	9.73
Core (Tier I) capital
(to adjusted assets)	272,599	4.00	340,748	5.00	450,918	6.62

As of December 31, 2003:
Total risk-based capital
(to risk-weighted assets)	$254,627	8.00%	$318,283	10.00%	$347,370	10.91%
Core (Tier I) capital
(to risk-weighted assets)	127,313	4.00	190,970	6.00	315,386	9.89
Core (Tier I) capital
(to adjusted assets)	169,711	4.00	212,139	5.00	315,386	7.43

17. Commitments and Contingencies:

Sterling is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate and purchase loans, provide funds under existing lines of credit, and include forward loan sale agreements to mortgage brokers.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period.  Substantially all of the commitments are for loans that have credit risk similar to Sterling’s existing portfolio.  Secured and unsecured lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling’s existing portfolio.

The undisbursed balances and other commitments as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2004	2003

Undisbursed loan funds - construction loans	$423,250	$279,000
Undisbursed lines of credit - business banking loans	497,911	271,487
Undisbursed lines of credit - consumer loans	125,168	99,300
Firm commitments to purchase loans	61,983	0
Firm commitments to sell loans	16,965	20,461
Total commitments	$1,125,277	$670,248

As of December 31, 2004 and 2003, Sterling had approximately $26.5 million and $13.4 million of commercial and standby letters of credit outstanding, respectively.  During the years ended December 31, 2004 and 2003, Sterling collected approximately $114,000 and $105,000 in fees from these off-balance sheet arrangements.

Sterling historically has not realized material credit losses due to these off-balance sheet credits.  Based on this fact and Sterling’s analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off-balance sheet credits at December 31, 2004 and 2003.

As of December 31, 2004, Sterling had committed to invest a total of $17.0 million in a limited partnership for the development of low-income housing.  As of December 31, 2004, $285,000 of this commitment was disbursed.  The fund invests in a series of low-income projects throughout the Pacific Northwest.  Sterling receives tax deductions and tax credits from the partnership, which Sterling anticipates will yield a positive return on investment, but anticipates that the partnership interest will have no value at the end of the fifteen-year term.

Future minimum rental commitments as of December 31, 2004, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Year Ending December 31,	Amount

2005	$4,471
2006	4,046
2007	3,366
2008	2,616
2009	1,591
Thereafter	6,430
$22,520

Rent expense recorded for the years ended December 31, 2004, 2003 and 2002 was $4.5 million, $2.9 million and $2.5 million, respectively.

18. Benefit Plans:

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee’s contribution. All matching contributions are made exclusively in the form of Sterling common stock.  Each employee may make a supplemental contribution of an additional 65% of their salary. All employee contributions vest immediately and, if applicable, employer contributions vest over the employee’s first three years of employment.  Employees have the option of investing their contributions among selected mutual funds and Sterling common stock. During the years ended December 31, 2004, 2003 and 2002, Sterling contributed approximately $1.3 million, $882,000 and $763,000, respectively, to the employee savings plan.

Since 1984, Sterling has maintained a nonqualified Deferred Compensation Plan.  The Deferred Compensation Plan component of the overall compensation plan is intended to link compensation to the long-term performance of Sterling and to provide a strong incentive for increasing shareholder value.  As of December 31, 2004, there were eight participants in the Deferred Compensation Plan.  The Board may, as it has done in the past, choose additional participants from a group of management employees.  Contributions to the Deferred Compensation Plan for each year are determined by the Board.  No further contributions are anticipated as the Deferred Compensation Plan was replaced with a Supplemental Executive Retirement Plan in 2002.  All amounts in a participant’s account become 100% vested upon a change of control; when the participant attains normal retirement age; when the employment of the participant terminates due to death or disability; or upon termination of the Plan.  Prior to such an event, amounts in a participant’s account vest at the rate of 10% per year of service, provided that such vesting shall reach 100% when the participant reaches the age of 60.  Payment of an account may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board.  Payment must be commenced within one year of the termination of the participant’s employment with Sterling.  Sterling had $129,000, $180,560 and $147,457 in expense related to this plan for the years ending December 31, 2004, 2003 and 2002, respectively.

Since 2002, Sterling has maintained a Supplemental Executive Retirement Plan (the “SERP”).  The SERP is a nonqualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling.  Depending on their classification under the Plan, for 10 to 15 years, beginning at normal retirement age, participants will receive from 40%-60% of their base salary amount as of January 1, 2002.  Retirement benefits vest at the rate of 10% per year of service.  Except for participants who have completed 25 years of service, benefits are reduced for early retirement.  Retirement benefits become 100% vested if, within two years of a change of control of Sterling Savings Bank, either the Plan or the participant’s employment are terminated.  Sterling had 19 participants and had $1.6 million, $723,751 and $934,060 in expense related to this plan for the years ended December 31, 2004, 2003 and 2002, respectively.

Sterling maintains and administers three additional SERPs from past acquisitions.  These SERPs are all nonqualified, unfunded plans that were designed to provide retirement benefits for certain key employees and directors of the acquired companies.  All amounts and benefits were established at acquisition either by previous service or change of control clauses.  These obligations were fully accrued as of the acquisition dates, with benefits being administered by Sterling.

19. Operating Expenses:

The components of total operating expenses are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Employee compensation and benefits	$77,617	$51,066	$42,861
Occupancy and equipment	23,051	14,687	12,534
Amortization of core deposit intangibles	2,222	262	644
Data processing	10,596	6,786	6,176
Depreciation	7,321	4,994	4,257
Advertising	6,976	5,316	4,199
Travel and entertainment	4,071	2,711	2,182
Legal and accounting	3,075	2,206	1,927
Insurance	1,155	750	596
Goodwill litigation	141	600	1,100
Merger and acquisition costs	4,835	792	0
Other	7,310	4,394	4,467
	$148,370	$94,564	$80,943

20. Segment Information:

For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:

•                  The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•                  The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in Washington, Oregon, Idaho and Montana, primarily through Action Mortgage.

•                  The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in Oregon, Washington, Arizona and California primarily through INTERVEST.

•                  The Insurance and Retail Brokerage segment markets tax-deferred annuities, mutual funds, insurance and other financial products through sales representatives within the Sterling Savings Bank branch network primarily through Harbor Financial.

•                  The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	As of and for the Year Ended December 31, 2004
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total

Interest income	$303,431	$8,912	$7,280	$1	$137	$319,761
Interest expense	114,803	0	0	0	8,142	122,945
Net interest income (expense)	188,628	8,912	7,280	1	(8,005)	196,816
Provision for losses on loans	(12,150)	0	0	0	0	(12,150)
Noninterest income	47,073	9,202	1,606	3,678	(13,760)	47,799
Noninterest expense	128,436	14,309	3,964	2,957	(1,296)	148,370
Income (loss) before income taxes	$95,115	$3,805	$4,922	$722	$(20,469)	$84,095
Total assets	$6,992,194	$21,212	$18,485	$1,395	$(91,062)	$6,942,224

	As of and for the Year Ended December 31, 2003
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total

Interest income	$199,799	$9,054	$5,871	$3	$0	$214,727
Interest expense	82,423	0	0	0	7,384	89,807
Net interest income (expense)	117,376	9,054	5,871	3	(7,384)	124,920
Provision for losses on loans	(10,500)	0	0	0	0	(10,500)
Noninterest income	37,923	9,816	1,326	2,070	(17,400)	33,735
Noninterest expense	80,614	10,638	2,892	1,564	(1,144)	94,564
Income (loss) before income taxes	$64,185	$8,232	$4,305	$509	$(23,640)	$53,591
Total assets	$4,323,170	$22,734	$15,779	$1,909	$(84,271)	$4,279,321

	As of and for the Year Ended December 31, 2002
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total

Interest income	$184,955	$7,442	$4,916	$0	$0	$197,313
Interest expense	88,071	0	0	0	8,894	96,965
Net interest income (expense)	96,884	7,442	4,916	0	(8,894)	100,348
Provision for losses on loans	(11,867)	0	0	0	0	(11,867)
Noninterest income	32,696	6,286	1,732	1,675	(13,309)	29,080
Noninterest expense	71,116	7,033	2,267	1,111	(584)	80,943
Income (loss) before income taxes	$46,597	$6,695	$4,381	$564	$(21,619)	$36,618
Total assets	$3,539,109	$9,041	$5,548	$489	$(47,166)	$3,507,021

21. Quarterly Financial Data (Unaudited):

The following tables present Sterling’s condensed operations on a quarterly basis for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$73,391	$77,240	$81,626	$87,504
Interest expense	(27,702)	(28,516)	(31,425)	(35,302)
Provision for losses on loans	(2,850)	(3,000)	(3,000)	(3,300)

Net interest income after provision for losses on loans	42,839	45,724	47,201	48,902

Net gain on sales of securities	2,459	848	1,264	0
Other income	10,439	10,961	11,403	10,425
Operating expenses	(37,719)	(37,088)	(36,570)	(36,993)
Income before income taxes	18,018	20,445	23,298	22,334
Income tax provision	(6,034)	(6,962)	(7,988)	(6,806)
Net income	$11,984	$13,483	$15,310	$15,528
Earnings per share - basic	$0.54	$0.60	$0.68	$0.68
Earnings per share - diluted	$0.52	$0.58	$0.66	$0.67

Weighted average shares outstanding - basic	22,354,798	22,589,109	22,677,179	22,860,148

Weighted average shares outstanding - diluted	22,952,756	23,100,053	23,147,968	23,299,024

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$51,485	$52,651	$54,696	$55,895
Interest expense	(22,914)	(22,611)	(22,368)	(21,914)
Provision for losses on loans	(2,250)	(2,550)	(2,850)	(2,850)

Net interest income after provision for losses on loans	26,321	27,490	29,478	31,131

Net gain (loss) on sales of securities	1,360	1,677	(308)	965
Other income	5,749	8,012	8,704	7,576
Operating expenses	(21,411)	(22,604)	(24,655)	(25,894)
Income before income taxes	12,019	14,575	13,219	13,778
Income tax provision	(4,236)	(5,058)	(4,594)	(4,790)
Net income	$7,783	$9,517	$8,625	$8,988
Earnings per share - basic	$0.52	$0.59	$0.53	$0.55
Earnings per share - diluted	$0.50	$0.57	$0.52	$0.54

Weighted average shares outstanding - basic	15,081,975	16,248,879	16,270,539	16,328,758

Weighted average shares outstanding - diluted	15,437,607	16,624,743	16,699,624	16,770,660

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

Deposits

The fair values for deposits subject to immediate withdrawal such as interest and noninterest bearing checking, regular savings, and money market deposit accounts, are equal to the amounts payable on demand at the reporting date.  The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date.  Fair values for fixed-rate time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

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

The carrying and fair values of financial instruments were the following (in thousands):

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$94,468	$94,468	$66,983	$66,983
Investments and ABS:
Available for sale	2,157,136	2,157,136	1,070,955	1,070,955
Held to maturity	47,449	47,467	2,229	2,383
Loans held for sale	14,224	14,224	14,616	14,616
Loans receivable, net	4,251,877	4,268,392	2,906,426	2,939,162
Accrued interest receivable	27,479	27,479	16,531	16,531

Financial liabilities:
Non-maturity deposits	2,092,274	2,092,274	1,271,511	1,271,511
Deposits with stated maturities	1,771,022	1,780,328	1,183,565	1,195,664
Borrowings	2,547,767	2,676,123	1,527,166	1,583,141
Accrued interest payable	14,842	14,842	8,223	8,223

The fair value estimates above do not include the value of mortgage loan servicing rights on Sterling’s residential and commercial mortgage loan-servicing portfolio, which totaled approximately $967.4 million and $541.1 million at December 31, 2004 and 2003, respectively.  The gross fair value of these rights is estimated to be approximately $9.9 million and $5.5 million at December 31, 2004 and 2003, respectively.  The carrying amount of all mortgage loan-servicing rights was approximately $4.1 million and $3.5 million at December 31, 2004 and 2003, respectively.

23. Related-Party Transactions:

One of Sterling’s directors is a principal in a law firm that provides legal services to Sterling.  During the years ended December 31, 2004, 2003 and 2002, Sterling incurred legal fees of approximately $2.2 million, $2.0 million and $2.4 million, respectively, related to services provided by this firm.

At December 31, 2004 and 2003, loans outstanding to directors and executive officers were $10.3 million and $959,000, respectively.  The increase in 2004 was primarily due to loans assumed in the KFBI acquisition.  These loans were extended as part of Sterling’s normal course of business, and are not subject to preferential terms or conditions.

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

Condensed Balance Sheets

	December 31,
	2004	2003
Assets:
Cash and cash equivalents	$19,245	$26,789
Investments in subsidiaries:
Sterling Savings Bank	566,419	346,989
Tri-Cities Mortgage Company	32	32
Sterling Capital Trusts	2,415	2,415
Klamath First Capital Trusts	867	0
Receivable from subsidiaries	9,744	5,297
Available for sale investments	55	55
Income taxes receivable	0	865
Other assets	1,732	2,155
Total assets	$600,509	$384,597

Liabilities and Shareholders’ Equity:
Accrued expenses payable	$2,948	$1,717
Term note payable	19,000	22,000
Floating Rate Notes Due 2006	0	30,000
Junior Subordinated Debentures	108,685	80,415
Due to affiliates	32	32
Income taxes payable	0	85
Shareholders’ equity	469,844	250,348
Total liabilities and shareholders’ equity	$600,509	$384,597

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Condensed Statements of Income
Interest income	$626	$269	$113
Interest expense	(8,630)	(7,653)	(8,963)
Net interest expense	(8,004)	(7,384)	(8,850)
Equity in net earnings of subsidiary	63,247	41,586	31,863
Operating expenses	(2,778)	(1,745)	(1,128)
Other noninterest income (expense)	(238)	(1,464)	0
Income before income taxes	52,227	30,993	21,885
Income tax benefit	4,078	3,920	3,702
Net income	$56,305	$34,913	$25,587

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$56,305	$34,913	$25,587
Adjustments to reconcile net income to net cash used in operating activities	(64,359)	(42,815)	(36,726)

Net cash used in operating activities	(8,054)	(7,902)	(11,139)

Cash flows from investing activities:
Investments in subsidiaries, net	0	(436)	32
Repayment of advances to subsidiaries	6,862	0	8,161
Dividends from subsidiary	11,616	11,616	11,616
Other	3,037	0	0

Net cash provided by investing activities	21,515	11,180	19,809

Cash flows from financing activities:
Proceeds from other borrowings	0	55,672	0
Repayment of other borrowings	(33,000)	(44,237)	(5,000)
Proceeds from exercise of stock options, net of repurchases	7,083	1,223	864
Payments for fractional shares and merger costs	(240)	(30)	(20)
Deferred financing costs	0	(732)	0
Cash from mergers and acquisitions	5,152	2,698	0
Other, net	0	0	1

Net cash provided by (used in) financing activities	(21,005)	14,594	(4,155)

Net change in cash and cash equivalents	(7,544)	17,872	4,515
Cash and cash equivalents, beginning of year	26,789	8,917	4,402

Cash and cash equivalents, end of year	$19,245	$26,789	$8,917

Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary savings association unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary savings association’s capital and surplus.

Current income taxes are allocated to Sterling and its subsidiaries as if they were separate tax paying entities.

The payment of dividends to Sterling Financial Corporation by its savings association subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 2004, the savings association subsidiary could have declared approximately $101.9 million of aggregate dividends in addition to amounts previously paid.

25. Business Combinations:

KFBI Acquisition

On January 2, 2004, Sterling completed its acquisition of KFBI, in which KFBI was merged with and into Sterling, with Sterling being the surviving corporation, and KFBI’s wholly owned subsidiary, Klamath First Federal Savings and Loan Association, was merged with and into Sterling’s wholly owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.  The acquisition was structured as a tax-free reorganization and was accounted for under the purchase method of accounting.  Accordingly, the assets and liabilities of KFBI were recorded by Sterling at their respective fair values as of the acquisition date, and the results of operations have been included with those of Sterling since the acquisition date.

Under the terms of the KFBI acquisition, each share of KFBI common stock was converted into 0.77 shares of Sterling common stock.  Sterling issued 5,431,067 shares of common stock in exchange for all of the stock of KFBI and assumed all outstanding KFBI options, which were converted into options to purchase 433,529 shares of Sterling’s common stock.  The aggregate purchase price was $145.2 million, including $3.8 million related to the value of KFBI’s vested stock options and $141.4 million related to the value of KFBI’s common stock.  The value of the common shares issued by Sterling was $26.06 per share, which was determined based on the average market closing price of Sterling’s common stock five business days prior to and subsequent to the merger announcement date.

Sterling recorded goodwill in the acquisition.  Some of the factors that contributed to the aggregate purchase price that resulted in this goodwill were:  management’s projection that the acquisition would be immediately accretive to earnings; and the expansion of Sterling’s geographic footprint in the Pacific Northwest, particularly in the state of Oregon, as a result of the acquisition.

As a result of this acquisition, Sterling added 48 retail branches and significantly increased its deposit share in Oregon, and increased its branch network to over 130 branches serving Washington, Oregon, Idaho and Montana.  With this expanded branch network, Sterling has strengthened its position as a leading regional community bank.  This acquisition is consistent with Sterling’s strategy to become the leading community bank in the Pacific Northwest.  KFBI’s strong deposit base has complemented Sterling’s asset growth strategy, while the combined branch network and access to capital have given Sterling the opportunity to continue its growth in the region.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Amount
Cash and cash equivalents	$44,894
Investments and ABS	778,118
Loans receivable, net	564,452
Goodwill	65,721
Core deposit intangible	19,189
Other assets	74,931
Total assets acquired	$1,547,305

Deposits	$987,864
Other borrowings	392,679
Other liabilities	21,595
Total liabilities assumed	1,402,138

Net assets acquired	$145,167

All of the acquired core deposit intangible and goodwill was allocated to the Community Banking segment of Sterling.  The acquired core deposit intangible asset has a weighted-average useful life of approximately 10 years.  Of the $65.7 million of goodwill acquired, none is expected to be deductible for income tax purposes.

The following summarizes the unaudited pro forma results of operations as if Sterling acquired KFBI on January 1, 2003.  Sterling’s fiscal year end is December 31, and KFBI’s fiscal year end was September 30.  Since the acquisition was completed on January 2, 2004, the information presented below includes Sterling’s year ended December 31, 2003, and KFBI’s twelve months ended December 31, 2003.

Twelve Months Ended December 31, 2003
(in thousands, except per share amounts)

Pro forma interest income	$283,353
Pro forma interest expense	118,740
Pro forma net interest income	164,613
Pro forma net income	31,835
Pro forma earnings per share - basic	$1.51
Pro forma earnings per share - diluted	$1.47

PWWA Acquisition

On November 30, 2004, INTERVEST acquired PWWA, by merging PWWA with and into INTERVEST, with INTERVEST being the surviving entity in the merger.  This acquisition expanded Sterling’s capacity to originate commercial real estate loans and increased Sterling’s commercial real estate servicing portfolio by $392.2 million.  Under the acquisition agreement, Sterling issued 24,008 shares of common stock in exchange for the fair values of the assets, liabilities and servicing portfolio of PWWA, which were assumed by INTERVEST.  An additional 24,008 shares of Sterling’s common stock remain contingently issuable under the acquisition agreement, with such issuance contingent upon the attainment of certain performance targets by the combined operations over the next three fiscal years ending December 31, 2007.  As a result of the acquisition, Sterling recorded goodwill of $1.6 million, which was allocated to the Community Banking segment of Sterling.  The results of operations of PWWA have been included with those of Sterling since the acquisition date.

Empire Acquisition

In February 2003, Empire Federal Bancorp, Inc. (“Empire”) was merged with and into Sterling, with Sterling being the surviving corporation in the merger.  Empire’s wholly owned subsidiary, Empire Bank, was merged with and into Sterling’s wholly owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.  The acquisition strengthened Sterling’s capital base, adding approximately $29 million in capital.  Sterling acquired approximately $144 million of cash, $67 million of loans, $184 million of deposits and five branches in Montana.  Under the terms of the Empire acquisition, each share of Empire common stock was converted into 0.9392 shares of Sterling common stock.  The acquisition was structured as a tax-free reorganization.  The aggregate purchase price was $29.2 million, which was comprised of 1,401,370 shares of Sterling’s common stock issued at $20.85 per share, which was determined based on the closing price of Sterling’s common stock at the effective date of the acquisition.  As a result of the Empire acquisition, Sterling recorded goodwill of $1.1 million and a deposit intangible in the amount of $3.1 million, all of which were allocated to the Community Banking segment of Sterling.

The following summarizes the fair values of the assets acquired and liabilities assumed on February 28, 2003, the effective date of the Empire acquisition (dollars in thousands):

Amount
Cash and cash equivalents	$143,632
Investments and ABS	6,709
Loans receivable, net	67,272
Goodwill and other intangibles	4,241
Other assets	8,128
Total assets acquired	$229,982

Deposits	$184,223
Other borrowings	9,657
Other liabilities	6,884
Total liabilities assumed	200,764
Net assets acquired	$29,218