Form 10-Q
period 2005-03-31
STERLING FINANCIAL CORP /WA/
filed 2005-05-10
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 29, 2005

Common Stock ($1.00 par value)	23,054,133

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$19,304	$0
Non-interest bearing and vault	104,740	93,187
Restricted	1,217	1,281
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,070,384	2,157,136
Held to maturity	48,873	47,449
Loans receivable, net	4,375,036	4,251,877
Loans held for sale	16,900	14,224
Accrued interest receivable	28,770	27,479
Real estate owned, net	1,459	1,865
Office properties and equipment, net	79,054	78,402
Bank-owned life insurance (“BOLI”)	94,850	93,790
Goodwill	112,391	112,398
Other intangible assets	19,292	19,848
Mortgage servicing rights, net	4,066	4,078
Prepaid expenses and other assets, net	38,171	39,210
Total assets	$7,014,507	$6,942,224
LIABILITIES:
Deposits	$4,108,310	$3,863,296
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	1,510,140	1,635,933
Securities sold subject to repurchase agreements and funds purchased	744,880	780,012
Other borrowings	116,378	131,822
Cashiers checks issued and payable	5,602	3,213
Borrowers’ reserves for taxes and insurance	4,014	2,480
Accrued interest payable	15,232	14,842
Accrued expenses and other liabilities	38,854	40,782
Total liabilities	6,543,410	6,472,380
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 23,048,133 and 22,936,154 shares issued and outstanding	23,048	22,936
Additional paid-in capital	395,159	393,245
Accumulated other comprehensive loss:
Unrealized losses on investments and MBS available-for-sale, net of deferred income taxes of $9,792 and $5,467	(26,134)	(9,470)
Retained earnings	79,024	63,133
Total shareholders’ equity	471,097	469,844
Total liabilities and shareholders’ equity	$7,014,507	$6,942,224

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans	$68,043	$52,334
MBS	23,082	19,288
Investments and cash equivalents	941	1,769
Total interest income	92,066	73,391
Interest expense:
Deposits	18,323	12,151
Short-term borrowings	8,974	3,834
Long-term borrowings	11,951	11,717
Total interest expense	39,248	27,702
Net interest income	52,818	45,689
Provision for losses on loans	(3,750)	(2,850)
Net interest income after provision for losses on loans	49,068	42,839
Other income:
Fees and service charges	7,403	8,286
Mortgage banking operations	5,372	1,194
Loan servicing fees	137	146
Net gains (losses) on sales of securities	(57)	2,459
Real estate owned operations	112	25
BOLI	1,060	1,169
Gain related to early repayment of debt	645	0
Other noninterest expense	(33)	(381)
Total other income	14,639	12,898
Operating expenses	39,647	37,719
Income before income taxes	24,060	18,018
Income tax provision	(8,169)	(6,034)
Net income	$15,891	$11,984
Earnings per share - basic	$0.69	$0.54
Earnings per share - diluted	$0.68	$0.52
Weighted average shares outstanding - basic	22,989,881	22,354,798
Weighted average shares outstanding - diluted	23,319,367	22,952,756

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,891	$11,984
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	3,750	2,850
Stock dividends on FHLB Seattle stock	(303)	(683)
Net gain on sales of loans, investments and MBS	(3,818)	(3,003)
Other gains	(16,459)	(55)
Change in cash surrender value of BOLI	(1,060)	(1,169)
Depreciation and amortization	3,991	3,080
Change in:
Accrued interest receivable	(1,291)	609
Prepaid expenses and other assets	11,155	(3,214)
Cashiers checks issued and payable	2,389	(979)
Accrued interest payable	390	(202)
Accrued expenses and other liabilities	(3,428)	(1,589)
Proceeds from sales of loans originated for sale	12,869	27,799
Loans originated for sale	(12,283)	(27,257)
Net cash provided by operating activities	11,793	8,171
Cash flows from investing activities:
Change in restricted cash	64	(632)
Loans funded and purchased	(782,168)	(559,046)
Loan principal received	520,835	430,162
Proceeds from sales of other loans	133,259	0
Purchase of investments	(5,181)	(229,460)
Proceeds from maturities of investments	190	225,285
Proceeds from sales of investments	14,844	81,340
Cash and cash equivalents acquired as part of mergers	0	44,703
Purchase of MBS	(153,188)	(467,764)
Principal payments on MBS	85,739	61,278
Proceeds from sales of MBS	115,837	195,289
Purchase of office properties and equipment	(2,780)	(2,263)
Sales of office properties and equipment	249	0
Improvements and other changes to real estate owned	(17)	318
Proceeds from sales and liquidation of real estate owned	898	696
Net cash used in investing activities	(71,419)	(220,094)

The accompanying notes are an integral part of the consolidated financial statements.

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$67,042	$40,839
Proceeds from issuance of time deposits	615,725	482,719
Payments for maturing time deposits	(453,708)	(485,599)
Interest credited to deposits	15,955	11,263
Advances from FHLB Seattle	320,229	320,000
Repayment of advances from FHLB Seattle	(428,596)	(334,688)
Net change in securities sold subject to repurchase agreements and funds purchased	(35,132)	201,477
Repayment of other borrowings	(14,000)	(280)
Payments for fractional shares and certain merger costs	0	(167)
Proceeds from exercise of stock options, net of repurchases	1,509	2,463
Deferred financing costs	(75)	0
Other	1,534	1,814
Net cash provided by financing activities	90,483	239,841

Net change in cash and cash equivalents	30,857	27,918
Cash and cash equivalents, beginning of period	93,187	65,479

Cash and cash equivalents, end of period	$124,044	$93,397

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$38,858	$26,870
Income taxes	(1,647)	649

Noncash financing and investing activities:
Loans converted into real estate owned	334	1,069
Common stock issued upon business combination	0	145,167

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)

Net income	$15,891	$11,984

Other comprehensive income:
Change in unrealized gains (losses) on investments and MBS available-for-sale	(26,456)	30,825
Less deferred income taxes	9,792	(10,789)

Net other comprehensive income (loss)	(16,664)	20,036

Comprehensive income (loss)	$(773)	$32,020

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1. Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

2. Other Borrowings:

The components of other borrowings are as follows (in thousands):

	March 31, 2005	December 31, 2004

Term note payable(1)	$5,000	$19,000
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(2)	108,690	108,685
Other(3)	2,688	4,137
Total	$116,378	$131,822

(1)          At December 31, 2004, Sterling had a $19 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  On March 31, 2005, Sterling repaid $14 million of principal on this borrowing, reducing the balance on the note to $5 million.  Interest accrues at the 30-day London Interbank Offering Rate (“LIBOR”) plus 2.00% (for a total of 4.69% at March 31, 2005) and is payable monthly.  Subsequently, on April 29, 2005, Sterling repaid the remaining balance of this borrowing.

(2)          Sterling raises capital from time to time through the formation and acquisition of trusts (the “Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors.  These Trusts are business trusts in which Sterling owns all of the common equity.  The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling.  Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trusts’ obligations under the Trust Preferred Securities.  As of March 31, 2005, Sterling had seven such Trusts.  The Trusts are not consolidated and the Trust Preferred Securities and common stock are treated as debt of Sterling.  The common stock issued by the Trusts is recorded as other assets in the consolidated balance sheets, and totaled $3.3 million at March 31, 2005 and December 31, 2004.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  The Junior Subordinated Debentures and related Trust Preferred Securities are redeemable, under certain conditions, at Sterling’s option.  Interest is paid quarterly or semi-annually.  Details of the Trusts are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Call Date	Mandatorily Redeemable Capital Security	Rate Index	Contractual Rate at March 31, 2005	Carrying Value (in thousands)

Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating Rate Capital Securities	3 month LIBOR plus 3.20%	6.21%	$10,310

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating Rate Capital Securities	3 month LIBOR plus 3.25%	6.34%	20,619

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating Rate Preferred Securities	3 month LIBOR plus 3.15%	5.94%	10,310

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating Rate Capital Securities	3 month LIBOR plus 3.25%	5.99%	14,433

Klamath First Capital Trust II	April 2002	April 2032	April 2007	Floating Rate Capital Securities	6 month LIBOR plus 3.70%	6.00%	13,137

Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating Rate Capital Securities	6 month LIBOR plus 3.75%	6.71%	15,138

Sterling Capital Trust II	July 2001	July 2031	June 2006	10.25% Cumulative Capital Securities	Fixed	10.25%	24,743
							$108,690

(3)          During 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying loans served as collateral on the loan to the purchaser, this sale was accounted for as a financing.  At March 31, 2005 and December 31, 2004, $2.7 million and $4.1 million, respectively, remained outstanding on the financing.

3. Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2005			2004
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount

Basic computations	$15,891,000	22,989,881	$0.69	$11,984,000	22,354,798	$0.54

Effect of dilutive securities:
Common stock options	0	305,478	(0.01)	0	597,958	(0.02)
Contingently issuable shares	0	24,008	0.00	0	0	0.00

Diluted computations	$15,891,000	23,319,367	$0.68	$11,984,000	22,952,756	$0.52

Antidilutive options not included in diluted earnings per share		304,000			11,000

4. Operating Expenses:

The following table details the components of Sterling’s total operating expenses:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)

Employee compensation and benefits	$22,017	$19,206
Occupancy and equipment	6,046	5,218
Depreciation	2,015	1,738
Amortization of core deposit intangibles	556	556
Advertising	2,072	1,867
Data processing	3,175	2,073
Insurance	304	278
Legal and accounting	976	579
Travel and entertainment	957	863
Goodwill litigation costs	68	115
Merger and acquisition costs	0	3,913
Other	1,461	1,313

Total	$39,647	$37,719

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

•                  The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in Washington, Oregon, Arizona and California primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company.

•                  The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank’s subsidiary Harbor Financial Services, Inc.

•                  The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended March 31, 2005
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$87,856	$2,419	$1,791	$0	$0	$92,066
Interest expense	(37,298)	0	0	0	(1,950)	(39,248)
Net interest income (expense)	50,558	2,419	1,791	0	(1,950)	52,818
Provision for loan losses	(3,750)	0	0	0	0	(3,750)
Noninterest income	13,650	2,229	1,431	805	(3,476)	14,639
Noninterest expense	(33,588)	(4,165)	(1,365)	(790)	261	(39,647)
Income before income taxes	$26,870	$483	$1,857	$15	$(5,165)	$24,060

Total assets	$7,080,305	$21,295	$20,449	$1,273	$(108,815)	$7,014,507

	As of and for the Three Months Ended March 31, 2004
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$69,389	$2,029	$1,747	$1	$225	$73,391
Interest expense	(25,706)	0	0	0	(1,996)	(27,702)
Net interest income (expense)	43,683	2,029	1,747	1	(1,771)	45,689
Provision for loan losses	(2,850)	0	0	0	0	(2,850)
Noninterest income	12,208	1,784	383	956	(2,433)	12,898
Noninterest expense	(32,378)	(3,185)	(1,155)	(750)	(251)	(37,719)
Income before income taxes	$20,663	$628	$975	$207	$(4,455)	$18,018

Total assets	$6,127,199	$17,507	$14,109	$1,959	$(65,619)	$6,095,155

6. Stock Options:

As permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Sterling elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, for stock options.  Under APB No. 25, compensation cost is recognized at the measurement date in the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price.  Sterling grants its common stock options to employees with exercise prices equal to the market price of Sterling’s common stock on the measurement date.  Thus, no compensation cost is recognized.

Sterling has chosen not to record compensation expense using fair value measurement provisions in the statement of income.  See New Accounting Policies for guidance on the effect of the FASB’s revision of SFAS No. 123.  Had compensation cost for Sterling’s plans been determined based on the fair value at the grant dates for awards under the plans, Sterling’s reported net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)

Reported net income	$15,891	$11,984
Add back: Stock-based employee compensation expense, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(1,009)
Pro forma	$15,856	$10,975

Basic earnings per share:
Reported earnings per share	$0.69	$0.54
Stock-based employee compensation, fair value	0.00	(0.05)
Pro forma earnings per share	$0.69	$0.49

Diluted earnings per share:
Reported earnings per share	$0.68	$0.52
Stock-based employee compensation, fair value	0.00	(0.04)
Pro forma earnings per share	$0.68	$0.48

A significant portion of the options granted in 2004 vested in 2004.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected volatility	37% - 132%	85% - 132%
Expected lives (in years)	4 - 10	4 - 10
Risk free interest rates	1.77% - 6.52%	2.86% - 6.52%
Expected forfeiture rate	0%	0%
Annual dividend yield	0%	0%

7. New Accounting Policies:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which established accounting standards for transactions involving the issuance of equity instruments to employees for services rendered.  This statement is a revision of SFAS No. 123, and supersedes APB No. 25.  This statement requires the estimation and recognition of the grant date fair value of stock options issued to employees.  This statement is effective for Sterling as of January 1, 2006.  Management is currently evaluating the effect of this new standard.

In September 2004, the FASB agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  During the period of the delay, Sterling will continue to apply relevant other-than-temporary guidance to its investment and MBS portfolio, as applicable.  The FASB’s final guidance on EITF Issue 03-1 may alter the criteria by which Sterling assesses if an impairment is temporary or permanent.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The implementation of SOP No. 03-3 did not have a material effect on Sterling’s consolidated financial statements.

8. Derivatives and Hedging:

Sterling, through its subsidiary Action Mortgage, enters into interest rate lock commitments (“rate locks”) to prospective residential mortgage borrowers.  Action Mortgage hedges interest rate risk (“IRR”) by entering into non-binding (“best-efforts”) forward sales agreements with third parties.  In addition, to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage hedges IRR by entering into binding (“mandatory”) forward sales agreements on MBS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver MBS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.

Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur.  The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts, which resulted in assets of $81,000 and $45,000, respectively, at March 31, 2005.

9. Subsequent Event:

On May 4, 2005, Sterling filed an application with the Washington State Department of Financial Institutions to convert Sterling Savings Bank, its wholly-owned subsidiary, from a state-chartered savings and loan association to a state-chartered commercial bank.  Sterling also filed an application with the Federal Reserve Board on May 5, 2005, to convert Sterling from a savings and loan holding company to a bank holding company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION

Comparison of the Three Months Ended March 31, 2005 and 2004

This report contains forward-looking statements.  For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.”  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2004 annual report on Form 10-K.

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

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy and “Perfect Fit” banking products.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $7.01 billion in total assets at March 31, 2005, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 137 financial service centers located in Washington, Oregon, Idaho and Montana.  Sterling also originates loans through Action Mortgage residential loan production offices in the four-state area and through INTERVEST commercial real estate lending offices in Washington, Oregon, Arizona and California.  Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.

Sterling continues to implement its strategy to become the leading community bank in the Pacific Northwest by increasing its commercial real estate, business banking, consumer and construction lending while also increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations (“MBO”).  The operations of Sterling Savings Bank, and savings institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision (“OTS”), the FDIC and the Washington State Department of Financial Institutions (“Washington Supervisor”).

Executive Summary and Highlights

Sterling’s earnings of $15.9 million, or $0.68 per diluted share, for the first quarter of 2005 represented a 31% increase over earnings of $12.0 million, or $0.52 per diluted share, for the prior year’s comparable quarter.  Despite economic uncertainties impacting the regional market, loan growth still remains strong.  Sterling Savings Bank carried lending momentum over from the fourth quarter of 2004, which resulted in strong loan originations for the first quarter, particularly in construction and corporate banking. The pipeline in all product lines improved throughout the quarter.

Sterling’s net interest margin of 3.22% for the first quarter of 2005 represented an 11 basis point decrease from the March 31, 2004 quarter.  The compression in net interest margin this quarter can be attributed to lower-than-expected interest income on average loans.  The yields on loans and investments increased from the preceding quarter, but at a slower pace than interest-costing liabilities.

MBO income increased to $5.4 million for the March 31, 2005 quarter, up from $1.2 million for the same period in 2004.  Sterling sold nearly $169 million in residential permanent and commercial real estate loans in the quarter, compared to just over $27 million in the March 2004 quarter.

Sterling’s total loan originations for the quarter ended March 31, 2005 were $822.6 million, compared with $590.0 million in the first quarter of 2004, a 39% increase.  Most of the growth occurred in the construction lines and in corporate lending.  Construction lending represented 42% of total loan originations for the quarter, compared with 30% for the same period last year.

Sterling is positioning itself for growth by leveraging the experience of an increased number of loan officers.  Sterling’s core banking business remains strong, and Sterling continues to see solid loan and deposit growth and believes that it is well positioned to execute its growth strategy going forward.

Highlights for the first quarter of 2005 were as follows:

•                  Earnings per diluted share were $0.68 for the quarter ended March 31, 2005, compared to $0.52 per diluted share for the quarter ended March 31, 2004, a 31% increase.

•                  Total assets were a record $7.01 billion as of March 31, 2005.

•                  Deposits increased to $4.11 billion, up $245 million, or 6% over the preceding quarter.

•                  Return on average equity was 13.5%.

•                  Return on average assets was 0.91%.

•                  Loan production for the quarter was $822.6 million, up 39% over the March 2004 quarter.

•                  Transaction deposits increased $54.3 million, or nearly 6%, over the preceding quarter.

Company Growth

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized and allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.

There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at March 31, 2005. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.

Investments and MBS.  Assets in the investment and MBS portfolios are initially recorded at cost, which includes any premiums and discounts. Sterling amortizes premiums and discounts as an adjustment to interest income using the level interest yield method over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

The loans underlying Sterling’s MBS are subject to the prepayment of principal. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher or lower than expected, then Sterling will need to amortize a larger or smaller amount of the premium to interest income in that future period.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement.  There were no investment securities that management identified to be other-than-temporarily impaired during the three months ended March 31, 2005, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Income Taxes.  Sterling estimates income taxes payable based on the amount it expects to owe various taxing authorities.  Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities.  In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of Sterling’s tax position.  Sterling also considers recent audits and examinations, as well as its historical experience in making such estimates.  Although Sterling uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances.

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

Results of Operations

Overview.  Sterling recorded net income of $15.9 million, or $0.68 per diluted share, for the three months ended March 31, 2005, compared with net income of $12.0 million, or $0.52 per diluted share, for the three months ended March 31, 2004.  The increases in net income for the period reflects an increase in NII and other income.

The annualized return on average assets (“ROA”) was 0.91% and 0.81% for the three months ended March 31, 2005 and 2004, respectively.  The annualized return on average equity (“ROE”) was 13.5% and 12.0% for the three months ended March 31, 2005 and 2004, respectively.  The increase in ROA and ROE for the three month comparative period primarily reflected an increase in NII and MBO income.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended March 31, 2005 and 2004, NII was $52.8 million and $45.7 million, respectively, an increase of 16%.  The increase in NII during the three months ended March 31, 2005, compared to the same periods in 2004, was primarily due to the increases in average loan and MBS volumes.

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

The following table presents the composition of the change in NII for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•                  changes in volume—changes in volume multiplied by comparative period rate;

•                  changes in rate—changes in rate multiplied by comparative period volume; and

•                  changes in rate/volume—changes in rate multiplied by changes in volume.

	Increase (Decrease) Due to:
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$12,784	$2,694	$231	$15,709
MBS	3,838	96	(140)	3,794
Investments and cash equivalents	(550)	(382)	104	(828)
Total interest income	16,072	2,408	195	18,675

Interest expense:
Deposits	2,002	3,662	508	6,172
Advances from FHLB Seattle	1,838	678	25	2,541
All other borrowings	1,876	707	250	2,833
Total interest expense	5,716	5,047	783	11,546
Net changes in NII	$10,356	$(2,639)	$(588)	$7,129

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Net Interest Margin
March 31, 2005	3.22%
December 31, 2004	3.25%
September 30, 2004	3.31%
June 30, 2004	3.40%
March 31, 2004	3.33%

Average interest-earning assets for the three months ended March 31, 2005 and 2004 were $6.65 billion and $5.51 billion, respectively.  Average loans increased by $881.9 million, while average investments and MBS increased by $258.4 million over the 2004 amounts.  Net interest spread during these periods was 3.17% and 3.31%, respectively.  Net interest margin for the three months ended March 31, 2005 and 2004 was 3.22% and 3.33%, respectively.  The decrease in both of these ratios reflected the impact of the continued flattening of the yield curve on Sterling’s interest-earning assets and interest-bearing liabilities.  Sterling experienced some lag in the repricing of certain variable-rate loans.  As a result, the yields on loans and investments increased from the preceding quarter, but at a slower pace than Sterling’s interest-bearing liabilities.

Provision for Losses on Loans.  Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income.  The evaluation of the adequacy of specific and general valuation allowances is an ongoing process.  This process includes information derived from many factors, including historical loss trends, trends in classified assets, trends in delinquency and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for losses on loans of $3.8 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans that have a somewhat higher loss profile than Sterling’s historical mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)

Balance at January 1	$49,362	$35,605
Allowance for loan losses acquired	0	6,722
Provision for losses on loans	3,750	2,850
Amounts written off net of recoveries and other	(400)	(1,548)
Balance at March 31	$52,712	$43,629

At March 31, 2005, Sterling’s total classified assets were 1.03% of total assets, compared with 0.98% of total assets at December 31, 2004 and 1.53% of total assets at March 31, 2004.  Nonperforming assets were 0.26% of total assets at March 31, 2005, compared with 0.20% of total assets at December 31, 2004 and 0.52% of total assets at March 31, 2004.  The decreases in classified and nonperforming assets over the March 2004 quarter principally reflected the sale of certain real estate owned properties, as well as improvements in the status of certain business banking, commercial real estate and construction loans.  Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard.  At March 31, 2005, the loan delinquency ratio was 0.37% of total loans compared to 0.32% at December 31, 2004 and 0.83% of total loans at March 31, 2004.  The decrease in the ratio from the March 2004 quarter primarily reflected higher loan volumes.

Other Income.  Other income was as follows for the periods presented:

	Three Months Ended March 31,
	2005	2004	% Change
	(Dollars in thousands)

Other income:
Fees and service charges	$7,403	$8,286	(10.7)
Mortgage banking operations	5,372	1,194	349.9
Loan servicing fees	137	146	(6.2)
Net gains (losses) on sales of securities	(57)	2,459	(102.3)
Real estate owned operations	112	25	348.0
BOLI	1,060	1,169	(9.3)
Gain on early extinguishment of debt	645	0	100.0
Other noninterest expense	(33)	(381)	(91.3)

Total other income	$14,639	$12,898	13.5

The increase in other income was primarily due to an increase in income from MBO.  The increase reflected $168.7 million of residential permanent and commercial real estate loan sales during the first quarter of 2005 versus $27.3 million of such sales in the comparative 2004 period.  The increase in sales during the quarter reflected the execution of Sterling’s business plan, allowing it to take advantage of opportunities in the market.  During the quarter ended March 31, 2005, the commercial mortgage banking segment provided 27% of total MBO income, as compared with 3% for the March 2004 quarter.

The decline in fees and service charges was mostly due to a reduction in certain transaction account fees as a result of Sterling closing certain accounts with low balances and high maintenance costs.  This decrease was partially offset by a reduction in account losses, a component of other operating expenses.  Sterling had 148,259 transaction accounts at March 31, 2005, an increase of 2,760 accounts from March 31, 2004.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$156.5	$70.7
Sales of residential loans	136.3	27.3
Sales of commercial real estate loans	32.4	0.0
Principal balances of residential loans serviced for others	447.2	380.3
Principal balances of commercial real estate loans serviced for others	619.6	138.0

During the quarter ended March 31, 2005, Sterling sold $130.7 million in investments and MBS, compared with $274.2 million for the quarter ended March 31, 2004.  On these sales, Sterling recognized a net loss of $57,000 and a net gain of $2.5 million for the three months ended March 31, 2005 and 2004, respectively.  The volume of sales during the March 2005 quarter decreased compared to the March 2004 quarter because the increase in interest rates and slower prepayment speeds during the March 2005 quarter mitigated Sterling’s need to reposition its securities portfolio.

Operating Expenses.  Operating expenses were as follows for the periods presented:

	Three Months Ended March 31,
	2005	2004	% Change
	(Dollars in thousands)

Employee compensation and benefits	$22,017	$19,206	14.6
Occupancy and equipment	6,046	5,218	15.9
Depreciation	2,015	1,738	15.9
Amortization of core deposit intangibles	556	556	0.0
Advertising	2,072	1,867	11.0
Data processing	3,175	2,073	53.2
Insurance	304	278	9.4
Legal and accounting	976	579	68.6
Travel and entertainment	957	863	10.9
Goodwill litigation costs	68	115	(40.9)
Merger and acquisition costs	0	3,913	(100.0)
Other	1,461	1,313	11.3

Total operating expenses	$39,647	$37,719	5.1

The year-over-year increase in operating expenses was mostly due to increases in employee compensation and benefits, data processing, occupancy and equipment, and legal and accounting, which included expenses associated with branch expansion, as Sterling opened new financial service centers in Boise, Idaho and Spokane, Washington.  The increase in employee compensation and benefits is mainly attributable to increased staffing.  Full-time equivalent employees have increased year-over-year to 1,640 full-time equivalents at March 31, 2005, an increase of 107 full-time equivalents.

Data processing costs increased by $1.1 million over the three months ended March 31, 2004, mainly due to the rapid account growth associated with the January 2004 acquisition, and Sterling’s internal growth.  The increase in 2004 data processing costs lagged the account growth somewhat, due to favorable terms in Sterling’s service contract.  The increase in occupancy and equipment expenses reflected the addition of new office space to accommodate increases in personnel.  Legal and accounting costs increased by $397,000 over the three months ended March 31, 2004.  This was principally due to costs associated with overall increases in business development and growth, branch expansion and compliance efforts, including costs relating to compliance with the Sarbanes-Oxley Act of 2002.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $8.2 million and $6.0 million for the three months ended March 31, 2005 and 2004, respectively.  The effective tax rates for these periods were 34.0% and 33.5%, respectively.

Financial Position

Assets.  At March 31, 2005, Sterling’s assets were $7.01 billion, up $72.3 million from $6.94 billion at December 31, 2004, mainly reflecting internal loan growth.

Investments and MBS.  Sterling’s investment and MBS portfolio at March 31, 2005 was $2.12 billion, a decrease of $85.3 million from the December 31, 2004 balance of $2.20 billion.  The decrease was mainly due to MBS sales, principal repayments and maturities, partially offset by purchases.  In addition, the unrealized holding loss on available-for-sale securities increased $26.5 million since December 31, 2004, due to the increase in long-term interest rates.

Loans Receivable.  At March 31, 2005, net loans receivable were $4.38 billion, up $123.2 million from $4.25 billion at December 31, 2004.  The increase was due to increased loan production, partially offset by loan sales totaling $168.7 million during the March 2005 quarter.  During the three months ended March 31, 2005, total loan originations were $822.6 million, compared with $793.1 million for the three months ended December 31, 2004.

The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated.  Loan balances exclude deferred loan origination costs and fees or allowances for loan losses:

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)

Residential real estate	$765,023	17.3	$794,632	18.4
Multifamily real estate	201,927	4.6	184,754	4.3
Commercial real estate	696,321	15.7	699,879	16.3
Real estate construction	731,072	16.5	652,895	15.2
Consumer - direct	551,033	12.4	543,895	12.6
Consumer - indirect	121,161	2.7	120,894	2.8
Business and private banking	956,402	21.6	932,146	21.6
Corporate banking	411,805	9.2	379,051	8.8
Gross loans receivable	4,434,744	100.0	4,308,146	100.0
Net deferred origination fees	(6,996)		(6,907)
Allowance for losses on loans	(52,712)		(49,362)
Loans receivable, net	$4,375,036		$4,251,877

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004	% Change
	(Dollars in thousands)

Residential real estate	$156,483	$70,729	121.2
Multifamily real estate	13,267	15,337	(13.5)
Commercial real estate	55,055	60,760	(9.4)
Real estate construction	344,920	175,512	96.5
Consumer - direct	63,951	68,132	(6.1)
Consumer - indirect	15,042	12,907	16.5
Business and private banking	94,148	143,353	(34.3)
Corporate banking	79,733	43,240	84.4

Total loans originated	$822,599	$589,970	39.4

Deposits.  Total deposits increased to $4.11 billion at March 31, 2005 from $3.86 billion at December 31, 2004. The deposit growth principally reflected increases in time deposits and transaction accounts of $173.5 million and $54.3 million, respectively.  The growth in time deposits reflects, in part, the increase in interest rates as customers began shifting funds to higher yielding deposit products.   The growth in checking accounts during the quarter in part reflects deposits from the two financial service centers opened this quarter.  Sterling has also added several new business and corporate lending teams throughout the region that have generated additional loan originations and increased deposit growth by developing customer relationships.

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)

NOW checking	$430,322	10.5	$413,217	10.7
Noninterest-bearing checking	611,373	14.9	574,186	14.9
Savings and MMDA	1,122,104	27.3	1,104,871	28.6
Time deposits	1,944,511	47.3	1,771,022	45.8

Total deposits	$4,108,310	100.0	$3,863,296	100.0

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At March 31, 2005, the total of such borrowings was $1.51 billion compared with $1.64 billion at December 31, 2004.  During the quarter, Sterling prepaid $258.0 million of FHLB Seattle advances, resulting in a net gain on the extinguishment of debt of $645,000.  Other borrowings decreased from December 31, 2004, as Sterling paid down $14.0 million of its term note to U.S. Bank.  See “– Liquidity and Capital Resources.”

Asset and Liability Management

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government.  Like all financial institutions, Sterling’s NII and the net present value of assets, liabilities and off-balance sheet contracts (“NPV”), or estimated fair value, are subject to fluctuations in interest rates.  For example, some of Sterling’s ARMs are indexed to various U.S. Treasury indices or periodic fixed-rate LIBOR and swaps curves. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling’s earnings.  Currently, Sterling’s interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more frequently, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of decreasing interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.

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

The calculations of present value have certain shortcomings.  The discount rates utilized for loans, investments and MBS are based on estimated nationwide market interest rate levels for similar loans and securities, with prepayment assumptions based on historical experience and market forecasts.  The unique characteristics of Sterling’s loans and MBS may not necessarily parallel those in the model.  The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds, which are not necessarily indicative of the market value of deposits and FHLB Seattle advances, since such deposits and advances are unique to and have certain price and customer relationship advantages for depository institutions.  The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments, on the assumption that the resulting cash flows are reinvested in financial instruments with virtually identical terms.

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

The following table indicates the sensitivity of Sterling’s NII for the periods indicated and for meaningful changes in interest rates.  Projections assuming large interest rate decreases in a low interest rate environment are not included because they would not result in a meaningful calculation.  The results reflect the potential effects of instantaneous, parallel shifts in the market yield curve on a static balance sheet with a flat interest rate forecast.  These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

Change in Interest Rate in	March 31, 2005	December 31, 2004
Basis Points (Rate Shock)	% Change in NII	% Change in NII

+300	(13.1)	1.1
+200	(8.0)	1.4
+100	(3.4)	0.0
Static	0	0.0
-100	1.5	0.3
-200	(8.2)	(4.8)

The following table presents Sterling’s estimates of changes in NPV for the periods indicated and for meaningful changes in interest rates.  Projections assuming large interest rate decreases in a low interest rate environment are not included because they would not result in a meaningful calculation.  The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve.  These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

	At March 31, 2005			At December 31, 2004
Change in		Ratio of NPV			Ratio of NPV
Interest Rate		to the Present	%		to the Present	%
in Basis Points		Value of	Change		Value of	Change
(Rate Shock)	NPV	Total Assets	in NPV	NPV	Total Assets	in NPV
(Dollars in thousands)

+300	$447,464	6.50%	(27.9)	$450,691	6.62%	(22.0)
+200	518,375	7.42	(16.5)	507,295	7.35	(12.2)
+100	577,858	8.16	(6.9)	553,335	7.91	(4.3)
Static	620,861	8.66	0.0	577,971	8.17	0.0
-100	608,486	8.45	(2.0)	527,953	7.45	(8.7)
-200	473,757	6.65	(23.7)	369,634	5.28	(36.1)

Sterling does not manage its interest rate risk by means of gap analysis.  Instead, Sterling uses simulation modeling, which provides a more complete analysis than gap analysis, because gap analysis is a more simple analytical tool designed only to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Gap analysis indicates theoretical repricing mismatches, but it does not consider basis differences that simulation modeling attempts to measure, such as differences due to yield curve shape, prepayment variability and other optionality.  Gap analysis also does not consider liabilities that have embedded options, a feature that allows liabilities to be called from the holders prior to contractual maturity.  Cumulative gap positions are provided herein to indicate the general direction of the interest rate sensitivity of Sterling’s assets and liabilities at the balance sheet dates indicated.  A positive position indicates that assets maturing or repricing in a given period exceed maturing or repricing liabilities.  A negative position indicates the opposite.  An indication of a pricing match or mismatch does not necessarily indicate that income will change by any amount as the assets and liabilities may reprice to different indices, market rates for new products may vary and management may change discretionary pricing.

Sterling calculated its one-year cumulative gap position to be a negative 18.7% and a negative 13.0% at March 31, 2005 and December 31, 2004, respectively.  Sterling calculated its three-year gap position to be a negative 8.8% and a negative 9.4% at March 31, 2005 and December 31, 2004, respectively.  While the reported gap shows increased liability sensitivity at March 31, 2005, it does not correlate directly to an increased exposure to rising interest rates. During the quarter ended March 31, 2005, Sterling restructured certain higher-rate borrowings with extensions, and certain borrowings which had premiums assigned when they were acquired.  Additionally, loan prepayment speeds for long-term loans can vary substantially in a rising rate environment.  These effects are not considered when calculating traditional gap analysis.  As a result of this restructuring and certain loan sales during the quarter, management believes that it will be able to better manage interest rate risk, especially basis risk.

Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At March 31, 2005 and December 31, 2004, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “– Results of Operations – Net Interest Income” and “– Capital.”

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased 6% to $4.11 billion at March 31, 2005 from $3.86 billion at December 31, 2004, mainly due to increases of $173.5 million and $54.3 million, respectively, in time deposits and transaction accounts.  The increase in time deposits was primarily due to an increase of $135.7 million in retail time deposits.

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

During the three months ended March 31, 2005, net cash used in investing activities was $71.4 million, which consisted mainly of amounts used to fund loans and purchase MBS.  In addition, Sterling added $133.3 million and $115.8 million, respectively, from sales of other loans and MBS.  During this period, net cash provided by financing activities was $90.5 million, which consisted primarily of a net $162.0 million from time deposits, partially offset by net repayments of $108.4 million in FHLB Seattle advances.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements.  At March 31, 2005, this credit line represented a total borrowing capacity of $2.43 billion, of which $438.4 million was available.  On April 5, 2005, the FHLB Seattle announced the submission of a proposed three-year business and capital management plan to its regulator.  The FHLB stated that during implementation of this three-year plan, member access to FHLB Seattle funding and liquidity is expected to continue unimpeded.  However, the FHLB Seattle indicated that over the next few years, while it implements its new business plan, minimal to no dividends would be available to its members.  Based on this guidance, Sterling anticipates a decrease in annual dividend income of approximately $2.0 million.

Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans.  At March 31, 2005, Sterling Savings Bank had $744.9 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $323.9 million.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.

Sterling, on a parent company-only basis, had cash and other resources of approximately $6.3 million and $19.2 million at March 31, 2005 and December 31, 2004, respectively.  At March 31, 2005 and December 31, 2004, Sterling had an investment of $110.1 million in the preferred stock of Sterling Savings Bank.  At March 31, 2005 and December 31, 2004, Sterling had an investment in the common stock of Sterling Savings Bank of $294.6 million.  Sterling received cash dividends on Sterling Savings Bank preferred stock of $2.9 million during the three months ended March 31, 2005.  These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as rules and regulations imposed by the OTS.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling also has the ability to secure additional capital through the capital markets.  The availability and cost of such capital is partially dependent on Sterling’s credit ratings, which as of April 29, 2005 were as follows:

Rating Institution	Sterling Long-Term Debt	Sterling Short-Term Debt	Sterling Savings Bank Long-Term Deposits	Outlook

Fitch	BB+	B	BBB-	Stable

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

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

Sterling, through its subsidiary Action Mortgage, enters into interest rate lock commitments (“rate locks”) with prospective residential mortgage borrowers.  Action Mortgage hedges IRR by entering into non-binding (“best-efforts”) forward sales agreements with third parties.  In addition, to improve and protect the profit margin on loans sold into the secondary market, Action Mortgage hedges IRR by entering into mandatory forward sales agreements on MBS with third parties.

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver MBS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.

Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur.  The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts, which resulted in assets of $81,000 and $45,000, respectively, at March 31, 2005.

Capital

Sterling’s total shareholders’ equity was $471.1 million at March 31, 2005 compared with $469.8 million at December 31, 2004.  The increase in total shareholders’ equity was primarily due to the retention of earnings, largely offset by increased unrealized losses in the investment and MBS available-for-sale portfolio.  Shareholders’ equity was 6.72% of total assets at March 31, 2005 compared with 6.77% at December 31, 2004.

At March 31, 2005, Sterling had an unrealized loss of $26.1 million, net of related income taxes, on investments and MBS classified as available for sale.  At December 31, 2004, Sterling had an unrealized loss of $9.5 million, net of related income taxes, on investments and MBS classified as available for sale.  The change since December 31, 2004 reflected the decrease in the market value of the MBS portfolio, which was primarily caused by the increase in long-term interest rates compared to those at December 31, 2004.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors.  The Trust Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, is not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  For a complete description, see Notes 2 and 9 of “Notes to Consolidated Financial Statements.”

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At March 31, 2005, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at March 31, 2005:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$384,460	8.00%	$480,575	10.00%	$514,207	10.70%
Core (Tier 1) risk-based capital (to risk-weighted assets)	192,230	4.00%	288,345	6.00%	465,010	9.68%
Core (Tier 1) capital (to adjusted assets)	276,164	4.00%	345,205	5.00%	465,010	6.74%

Goodwill Litigation

In May 1990, Sterling sued the U.S. Government with respect to the loss of the goodwill treatment and other matters relating to Sterling’s past acquisitions of three troubled thrift institutions during the 1980s (the “Goodwill Litigation”), seeking damages for, among other things, breach of contract.  In September 2002, the U.S. Court of Federal Claims granted Sterling’s motion for summary judgment as to liability on its contract claim, holding that the U.S. Government owed contractual obligations to Sterling and had breached its contracts with Sterling.  On March 31, 2005, a hearing was held in the U.S. Court of Federal Claims on the U.S. Government’s motion to reconsider part of the September 2002 liability judgment.  Sterling opposed the motion.  Sterling is waiting for a decision on the motion and for a trial date to be set to determine what amount, if any, the U.S. government must pay in damages for its breach.  The timing and ultimate outcome of the Goodwill Litigation cannot be predicted with certainty.

New Accounting Policies

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which established accounting standards for transactions involving the issuance of equity instruments to employees for services rendered.  This statement is a revision of SFAS No. 123, and supersedes APB No. 25.  This statement requires the estimation and recognition of the grant date fair value of stock options issued to employees.  This statement is effective for Sterling as of January 1, 2006.  Management is currently evaluating the effect of this new standard.

In September 2004, the FASB agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  During the period of the delay, Sterling will continue to apply relevant other-than-temporary guidance to its investment and MBS portfolio, as applicable.  The FASB’s final guidance on EITF Issue 03-1 may alter the criteria by which Sterling assesses if an impairment is temporary or permanent.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The implementation of SOP No. 03-3 has not had a material effect on Sterling’s consolidated financial statements.

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

Item 3   Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Sterling’s market risks, see “Management’s Discussion and Analysis - Asset and Liability Management.”

Item 4   Controls and Procedures

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

Item 1   Legal Proceedings

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

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3   Defaults Upon Senior Securities

Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5   Other Information

Not applicable.

Item 6   Exhibits

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

May 10, 2005	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Executive Vice President, Assistant Secretary, and
Chief Financial Officer

May 10, 2005	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s report on Form 10-Q dated May 15, 2003 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 dated December 9, 2002 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2

Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

E-1