Form 10-Q
period 2005-06-30
STERLING FINANCIAL CORP /WA/
filed 2005-08-09
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 29, 2005

Common Stock ($1.00 par value)	23,095,815

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2005

TABLE OF CONTENTS

PART I - Financial Information

Item 1 -	Financial Statements (Unaudited).

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Comprehensive Income

Notes to Consolidated Financial Statements

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk.

Item 4 -	Controls and Procedures.

PART II - Other Information

Item 1 -	Legal Proceedings.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3 -	Defaults Upon Senior Securities.

Item 4 -	Submission of Matters to a Vote of Security Holders.

Item 5 -	Other Information.

Item 6 -	Exhibits.

Signatures

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$11,000	$0
Non-interest bearing and vault	111,849	93,187
Restricted	3,496	1,281
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,996,804	2,157,136
Held to maturity	49,908	47,449
Loans receivable, net	4,181,265	4,251,877
Loans held for sale	15,559	14,224
Accrued interest receivable	28,664	27,479
Real estate owned and other collateralized assets, net	2,463	1,865
Office properties and equipment, net	80,582	78,402
Bank-owned life insurance (“BOLI”)	95,957	93,790
Goodwill	112,391	112,398
Other intangible assets	18,736	19,848
Mortgage servicing rights, net	6,381	4,078
Prepaid expenses and other assets, net	28,757	39,210
Total assets	$6,743,812	$6,942,224
LIABILITIES:
Deposits	$4,200,196	$3,863,296
Advances from Federal Home Loan Bank Seattle (“FHLB Seattle”)	1,317,141	1,635,933
Securities sold subject to repurchase agreements and funds purchased	536,152	780,012
Other borrowings	111,152	131,822
Cashiers checks issued and payable	11,585	3,213
Borrowers’ reserves for taxes and insurance	2,006	2,480
Accrued interest payable	16,699	14,842
Accrued expenses and other liabilities	45,394	40,782
Total liabilities	6,240,325	6,472,380
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 40,000,000 shares authorized; 23,084,300 and 22,936,154 shares issued and outstanding	23,084	22,936
Additional paid-in capital	395,865	393,245
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $6,079 and $5,467	(10,494)	(9,470)
Retained earnings	95,032	63,133
Total shareholders’ equity	503,487	469,844
Total liabilities and shareholders’ equity	$6,743,812	$6,942,224

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans	$72,619	$55,725	$140,662	$108,059
MBS	21,858	20,055	44,940	39,343
Investments and cash equivalents	579	1,460	1,520	3,229
Total interest income	95,056	77,240	187,122	150,631

Interest expense:
Deposits	21,105	12,386	39,428	24,537
Short-term borrowings	7,391	4,877	16,365	8,711
Long-term borrowings	12,746	11,253	24,697	22,970
Total interest expense	41,242	28,516	80,490	56,218
Net interest income	53,814	48,724	106,632	94,413

Provision for losses on loans	(3,400)	(3,000)	(7,150)	(5,850)
Net interest income after provision for losses on loans	50,414	45,724	99,482	88,563

Non-interest income:
Fees and service charges	8,205	8,434	15,608	16,720
Mortgage banking operations	6,106	1,769	11,478	2,963
Loan servicing fees	103	160	240	306
Net gains (losses) on sales of securities	0	848	(57)	3,307
Real estate owned and other collateralized assets operations	99	(341)	211	(316)
BOLI	1,107	1,084	2,167	2,253
Gain related to early repayment of debt	0	0	645	0
Other noninterest expense	(215)	(145)	(248)	(526)

Total non-interest income	15,405	11,809	30,044	24,707
Non-interest expenses	41,602	37,088	81,249	74,807
Income before income taxes	24,217	20,445	48,277	38,463
Income tax provision	(8,209)	(6,962)	(16,378)	(12,996)
Net income	$16,008	$13,483	$31,899	$25,467
Earnings per share - basic	$0.69	$0.60	$1.39	$1.13
Earnings per share - diluted	$0.69	$0.58	$1.37	$1.10
Weighted average shares outstanding - basic	23,065,309	22,589,109	23,027,803	22,471,725

Weighted average shares outstanding - diluted	23,348,398	23,100,053	23,333,495	23,051,526

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$31,899	$25,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	7,150	5,855
Stock dividends on FHLB Seattle stock	(303)	(1,373)
Net gain on sales of loans, investment securities and MBS	(8,039)	(4,526)
Other gains and losses	(16,563)	83
Change in cash surrender value of BOLI	(2,167)	(2,253)
Depreciation and amortization	9,133	7,475
Change in:
Accrued interest receivable	(1,185)	(1,109)
Prepaid expenses and other assets	9,018	4,143
Cashiers checks issued and payable	8,372	1,361
Accrued interest payable	1,857	1,304
Accrued expenses and other liabilities	3,112	(7,542)
Proceeds from sales of loans originated for sale	74,815	85,820
Loans originated for sale	(73,175)	(84,601)
Net cash provided by operating activities	43,924	30,104

Cash flows from investing activities:
Change in restricted cash	(2,215)	201
Loans funded and purchased	(1,556,810)	(1,304,323)
Loan principal received	1,150,332	1,023,869
Proceeds from sales of other loans	472,682	0
Purchase of investment securities	(5,764)	(229,460)
Proceeds from maturities of investment securities	380	225,285
Proceeds from sales of investment securities	14,844	95,603
Cash and cash equivalents acquired as part of mergers	0	44,894
Purchase of mortgage-backed securities	(153,188)	(710,378)
Principal payments on mortgage-backed securities	181,294	188,378
Proceeds from sales of mortgage-backed securities	115,837	259,308
Purchase of office properties and equipment	(6,414)	(5,996)
Sales of office properties and equipment	249	0
Improvements and other changes to real estate owned	(1,515)	213
Proceeds from sales and liquidation of real estate owned	1,853	1,633
Net cash provided (used) in investing activities	211,565	(410,773)

The accompanying notes are an integral part of the consolidated financial statements.

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$69,473	$97,568
Proceeds from issuance of time deposits	1,178,569	1,068,064
Payments for maturing time deposits	(946,443)	(1,031,191)
Interest credited to deposits	35,301	23,258
Advances from FHLB Seattle	425,229	518,464
Repayment of advances from FHLB Seattle	(726,515)	(569,823)
Net change in securities sold subject to repurchase agreements and funds purchased	(243,860)	296,125
Repayment of other borrowings	(19,000)	(280)
Payments for fractional shares and certain merger costs	0	(240)
Proceeds from exercise of stock options, net of repurchases	1,968	3,914
Deferred financing costs	(75)	0
Other	(474)	1,925
Net cash provided (used) in financing activities	(225,827)	407,784

Net change in cash and cash equivalents	29,662	27,115
Cash and cash equivalents, beginning of period	93,187	65,479

Cash and cash equivalents, end of period	$122,849	$92,594

Supplemental disclosures:
Cash paid during the period for:
Interest	$78,633	$52,800
Income taxes	563	11,105

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	709	1,794
Common stock issued upon business combination	0	145,166

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Net income	$16,008	$13,483	$31,899	$25,467

Other comprehensive income:
Change in unrealized gains (losses) on investment securities and MBS available-for-sale	24,820	(55,670)	(1,636)	(24,845)
Less deferred income taxes	(9,180)	19,485	612	8,696

Net other comprehensive income (loss)	15,640	(36,185)	(1,024)	(16,149)

Comprehensive income (loss)	$31,648	$(22,702)	$30,875	$9,318

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

2. Other Borrowings:

The components of other borrowings are as follows (in thousands):

	June 30, 2005	December 31, 2004

Term note payable(1)	$0	$19,000
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(2)	108,696	108,685
Other(3)	2,456	4,137
Total	$111,152	$131,822

(1)           At December 31, 2004, Sterling had a $19 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  On March 31, 2005, Sterling repaid $14 million of principal on this borrowing.  On April 29, 2005, Sterling repaid the remaining balance of this borrowing.

On May 18, 2005, Sterling entered into a $40 million seven-year variable-rate revolving credit agreement (the “Credit Facility”) with Bank of Scotland.  Amounts loaned pursuant to the Credit Facility bear Eurodollar interest at the LIBOR rate (as defined in the Credit Facility) plus a specified margin based on Sterling’s credit ratings and compliance with the terms of the Credit Facility.  The Credit Facility is secured by a portion of the preferred stock of Sterling’s wholly owned subsidiary Sterling Savings Bank.  The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and make acquisitions of other entities.  Sterling is obligated to commence repayment of any loan principal on the third anniversary of the date Sterling entered into the Credit Facility, and is permitted to prepay loan principal without penalty.  No amounts borrowed and repaid under the Credit Facility may be reborrowed.  As of June 30, 2005, no funds had been advanced to Sterling under the Credit Facility.  For further details, see Sterling’s Form 8-K filed May 20, 2005 at the SEC’s website, www.sec.gov.

(2)           Sterling raises capital from time to time through the formation and acquisition of trusts (the “Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors.  These Trusts are business trusts in which Sterling owns all of the common equity.  The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling.  Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trusts’ obligations under the Trust Preferred Securities.  As of June 30, 2005, Sterling had seven such Trusts.  The Trusts are not consolidated and the Trust Preferred Securities and common stock are treated as debt of Sterling.  The common stock issued by the Trusts is recorded as other assets in the consolidated balance sheets, and totaled $3.3 million at June 30, 2005 and December 31, 2004.  The Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations.  The Junior Subordinated Debentures and related Trust Preferred Securities are redeemable, under certain conditions, at Sterling’s option.  Interest is paid quarterly or semi-annually.  Details of the Trusts, including the weighted average rate, are as follows:

						Contractual
				Mandatorily		Rate at	Carrying
		Maturity		Redeemable Capital		June 30,	Value (in
Subsidiary Issuer	Issue Date	Date	Call Date	Security	Rate Index	2005	thousands)

Sterling Capital	June 2003	Sept 2033	Sept 2008	Floating Rate	3 month LIBOR
Trust VI				Capital Securities	plus 3.20%	6.61%	$10,310

Sterling Capital	May 2003	May 2033	June 2008	Floating Rate	3 month LIBOR
Statutory Trust V				Capital Securities	plus 3.25%	6.72%	20,619

Sterling Capital	May 2003	May 2033	May 2008	Floating Rate	3 month LIBOR
Trust IV				Preferred Securities	plus 3.15%	6.42%	10,310

Sterling Capital	April 2003	April 2033	April 2008	Floating Rate	3 month LIBOR
Trust III				Capital Securities	plus 3.25%	6.46%	14,433

Klamath First Capital	April 2002	April 2032	April 2007	Floating Rate	6 month LIBOR
Trust II				Capital Securities	plus 3.70%	7.11%	13,139

Klamath First Capital	July 2001	July 2031	June 2006	Floating Rate	6 month LIBOR
Trust I				Capital Securities	plus 3.75%	6.71%	15,142

Sterling Capital	July 2001	July 2031	June 2006	10.25% Cumulative
Trust II				Capital Securities	Fixed	10.25%	24,743
						7.50%	$108,696

(3)           During 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying loans served as collateral on the loan to the purchaser, this sale was accounted for as a financing.  At June 30, 2005 and December 31, 2004, $2.5 million and $4.1 million, respectively, remained outstanding on the financing.

3. Earnings Per Share:

The following table presents the basic and diluted earnings per share computations:

	Three Months Ended June 30,
	2005			2004
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount

Basic computations	$16,008,000	23,065,309	$0.69	$13,483,000	22,589,109	$0.60

Effect of dilutive securities:
Common stock options	0	259,081	0.00	0	510,944	(0.02)
Contingently issuable shares	0	24,008	0.00	0	0	0.00

Diluted computations	$16,008,000	23,348,398	$0.69	$13,483,000	23,100,053	$0.58

Antidilutive options not included in diluted earnings per share		304,000			11,000

	Six Months Ended June 30,
	2005			2004
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount

Basic computations	$31,899,000	23,027,803	$1.39	$25,467,000	22,471,725	$1.13

Effect of dilutive securities:
Common stock options	0	281,684	(0.02)	0	579,801	(0.03)
Contingently issuable shares	0	24,008	0.00	0	0	0.00

Diluted computations	$31,899,000	23,333,495	$1.37	$25,467,000	23,051,526	$1.10

Antidilutive options not included in diluted earnings per share		304,000			11,000

4. Non-Interest Expenses:

The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Employee compensation and benefits	$22,334	$19,118	$44,351	$38,324
Occupancy and equipment	6,617	5,929	12,663	11,147
Depreciation	2,106	1,785	4,121	3,523
Amortization of core deposit intangibles	555	555	1,111	1,111
Advertising	2,345	1,840	4,417	3,707
Data processing	3,037	2,826	6,212	4,899
Insurance	326	289	630	567
Legal and accounting	812	1,019	1,788	1,598
Travel and entertainment	1,225	1,073	2,182	1,936
Goodwill litigation costs	121	25	189	140
Merger and acquisition costs	0	922	0	4,835
Other	2,124	1,707	3,585	3,020

Total	$41,602	$37,088	$81,249	$74,807

5. Segment Information:

For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:

•                  The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•                  The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in Washington, Oregon, Idaho, Montana and Utah primarily through Sterling Savings Bank’s subsidiary Action Mortgage Company (“Action Mortgage”).

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended June 30, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)

Interest income	$90,062	$2,689	$2,306	$0	$(1)	$95,056
Interest expense	(39,329)	0	0	0	(1,913)	(41,242)
Net interest income (expense)	50,733	2,689	2,306	0	(1,914)	53,814
Provision for loan losses	(3,400)	0	0	0	0	(3,400)
Noninterest income	14,273	2,352	1,258	866	(3,344)	15,405
Noninterest expense	(34,519)	(4,219)	(1,761)	(834)	(269)	(41,602)
Income before income taxes	$27,087	$822	$1,803	$32	$(5,527)	$24,217

Total assets	$6,807,155	$19,697	$19,288	$763	$(103,091)	$6,743,812

	As of and for the Three Months Ended June 30, 2004
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)

Interest income	$73,094	$2,253	$1,666	$0	$227	$77,240
Interest expense	(26,521)	0	0	0	(1,995)	(28,516)
Net interest income (expense)	46,573	2,253	1,666	0	(1,768)	48,724
Provision for loan losses	(3,000)	0	0	0	0	(3,000)
Noninterest income	11,536	2,063	831	903	(3,524)	11,809
Noninterest expense	(31,874)	(3,448)	(1,002)	(721)	(43)	(37,088)
Income before income taxes	$23,235	$868	$1,495	$182	$(5,335)	$20,445

Total assets	$6,295,133	$18,488	$16,111	$1,345	$(71,966)	$6,259,111

	As of and for the Six Months Ended June 30, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)

Interest income	$177,918	$5,108	$4,097	$0	$(1)	$187,122
Interest expense	(76,627)	0	0	0	(3,863)	(80,490)
Net interest income (expense)	101,291	5,108	4,097	0	(3,864)	106,632
Provision for loan losses	(7,150)	0	0	0	0	(7,150)
Noninterest income	27,923	4,581	2,689	1,671	(6,820)	30,044
Noninterest expense	(68,107)	(8,384)	(3,126)	(1,624)	(8)	(81,249)
Income before income taxes	$53,957	$1,305	$3,660	$47	$(10,692)	$48,277

Total assets	$6,807,155	$19,697	$19,288	$763	$(103,091)	$6,743,812

	As of and for the Six Months Ended June 30, 2004
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)

Interest income	$142,483	$4,282	$3,413	$1	$452	$150,631
Interest expense	(52,227)	0	0	0	(3,991)	(56,218)
Net interest income (expense)	90,256	4,282	3,413	1	(3,539)	94,413
Provision for loan losses	(5,850)	0	0	0	0	(5,850)
Noninterest income	23,744	3,847	1,214	1,859	(5,957)	24,707
Noninterest expense	(64,252)	(6,633)	(2,157)	(1,471)	(294)	(74,807)
Income before income taxes	$43,898	$1,496	$2,470	$389	$(9,790)	$38,463

Total assets	$6,295,133	$18,488	$16,111	$1,345	$(71,966)	$6,259,111

6. Stock Options:

As permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Sterling elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, for stock options.  Under APB No. 25, compensation cost is recognized at the measurement date in the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price.  Sterling grants its common stock options to employees with exercise prices equal to the market price of Sterling’s common stock on the measurement date.  Thus, no compensation cost is recognized.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)

Reported net income	$16,008	$13,483	$31,899	$25,467
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(1,009)	(54)	(2,018)
Pro forma	$15,989	$12,474	$31,845	$23,449

Basic earnings per share:
Reported earnings per share	$0.69	$0.60	$1.39	$1.13
Stock-based employee compensation, fair value	0.00	(0.05)	(0.01)	(0.09)
Pro forma earnings per share	$0.69	$0.55	$1.38	$1.04

Diluted earnings per share:
Reported earnings per share	$0.69	$0.58	$1.37	$1.10
Stock-based employee compensation, fair value	(0.01)	(0.04)	(0.01)	(0.08)
Pro forma earnings per share	$0.68	$0.54	$1.36	$1.02

A significant portion of the options granted in 2004 vested in 2004.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

	Six Months Ended
	June 30,
	2005(1)	2004

Expected volatility	N/A	85% - 132%
Expected lives (in years)	N/A	4 - 10
Risk free interest rates	N/A	2.86% - 6.52%
Expected forfeiture rate	N/A	0%
Annual dividend yield	N/A	0%

(1)           In 2005, no stock options have been issued.

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

In September 2004, the FASB agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1.  In June 2005, the FASB revised EITF Issue 03-1 by deleting the requirement for investors to demonstrate the ability and intent to hold securities until recovery of impairment.  Sterling will continue to apply relevant other-than-temporary guidance to its investment securities and MBS portfolio, as applicable.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP No. 03-3”).  SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The implementation of SOP No. 03-3 did not have a material effect on Sterling’s consolidated financial statements.

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

Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur.  The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts at June 30, 2005, which resulted in assets of $295,000 and $64,000, respectively.  At December 31, 2004, rate locks and forward sales commitments were assets of $76,000 and $12,000, respectively.

9. Subsequent Events:

On July 8, 2005, Sterling announced that it had received regulatory approval from the Washington State Department of Financial Institutions to convert Sterling Savings Bank, its wholly-owned subsidiary, from a state-chartered savings and loan association to a state-chartered commercial bank.  Sterling also announced that the approval from the Federal Reserve Board to convert Sterling from a savings and loan holding company to a bank holding company had been received.  The charter conversion was effective as of July 8, 2005.

On July 26, 2005, Sterling announced a 3 for 2 stock split, payable on August 31, 2005 to shareholders of record on August 17, 2005.  This split will be effected in the form of a 50% stock dividend.  Sterling also announced a quarterly cash dividend of $0.05 per common share, payable on October 14, 2005 to shareholders of record as of September 30, 2005.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

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

General

As of June 30, 2005, Sterling Financial Corporation (“Sterling”) was a unitary savings and loan holding company, the significant operating subsidiary of which was Sterling Savings Bank.  Effective July 8, 2005, Sterling converted to a Bank Holding Company and Sterling Savings Bank converted to a Washington State chartered commercial bank.  See Note 9 of “Notes to Consolidated Financial Statements.”  The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action Mortgage”), INTERVEST-Mortgage Investment Company (“INTERVEST”) and Harbor Financial Services, Inc. (“Harbor Financial”).  Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington.

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy and “Perfect Fit” banking products.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $6.74 billion in total assets at June 30, 2005, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 137 financial service centers located in Washington, Oregon, Idaho and Montana.  Sterling also originates loans through Action Mortgage residential loan production offices in the four-state area, as well as Utah, and through INTERVEST commercial real estate lending offices in Washington, Oregon, Arizona and California.  Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.

Sterling continues to implement its strategy to become the leading community bank in the Pacific Northwest by increasing its commercial real estate, business banking, consumer and construction lending while also increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations (“MBO”).  During the period ended June 30, 2005, the operations of Sterling Savings Bank and savings institutions generally, were influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Office of Thrift Supervision (“OTS”), the FDIC and the Washington State Department of Financial Institutions (“Washington Supervisor”).

Executive Summary and Highlights

Sterling’s earnings of $16.0 million, or $0.69 per diluted share, for the second quarter of 2005 represented a 19% increase over earnings of $13.5 million, or $0.58 per diluted share, for the prior year’s comparable quarter.  For the six months ended June 30, 2005, Sterling recorded earnings of $31.9 million, or $1.37 per diluted share, a 25% increase over earnings of $25.5 million or $1.10 per diluted share for the prior year’s comparable six month period.

NII of $53.8 million and $106.6 million represented a 10% and 13% increase over the respective 2004 amounts, primarily due to increased average loan and MBS volumes.  Sterling’s net interest margin for the three and six months ended June 30, 2005 decreased by 14 and 12 basis points, respectively, from the comparable 2004 periods.  The compression in net interest margin over the prior year periods can be attributed to a greater increase in the cost of deposits versus the yield on loans, and a decrease in income resulting from the Federal Home Loan Bank Seattle’s suspension of its dividends.

MBO income increased to $6.1 million for the June 30, 2005 quarter, up from $1.8 million for the same period in 2004.  Sterling sold nearly $403 million in residential permanent and commercial real estate loans in the quarter, compared to just over $57.3 million in the June 2004 quarter.  For the six months ended June 30, 2005, MBO income increased to $11.5 million from $3.0 million for the same period in 2004, as a result of increased loan sales.

Sterling’s loan originations for the quarter ended June 30, 2005 were $908.1 million, compared with $786.4 million in the second quarter of 2004, a 15% increase.  The growth occurred in construction, residential and business lending.  Sterling’s loan originations for the six months ended June 30, 2005 were $1.73 billion, compared with $1.38 billion for same period in 2004, an increase of 26%.

Highlights for the second quarter of 2005 were as follows:

•                  Earnings per diluted share were $0.69 for the quarter ended June 30, 2005, compared to $0.58 per diluted share for the quarter ended June 30, 2004, a 19% increase.

•                  Deposits increased to $4.20 billion, up $599.6 million, or 17%, year-over-year.

•                  Return on average equity was 13.4% for the quarter ended June 30, 2005.

•                  Return on average assets was 0.92% for the quarter ended June 30, 2005.

•                  Equity to assets ratio was 7.47% at June 30, 2005.

•                  Loan production for the quarter was $908.1 million, up 15% over the June 2004 quarter.

•                  Construction lending nearly doubled over the prior year to $424.5 million for the quarter ended June 30, 2005.

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

While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors.  A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.  There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at June 30, 2005.

Investment Securities and MBS.  Assets in the investment securities and MBS portfolios are initially recorded at cost, which includes any premiums and discounts.  Sterling amortizes premiums and discounts as an adjustment to interest income using the level interest yield method over the estimated life of the security.  The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement.  There were no investment securities that management identified to be other-than-temporarily impaired during the three months ended June 30, 2005, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Sterling’s management performed the annual test of its goodwill and other intangible assets as of June 30, 2005, and concluded that the recorded values were not impaired.  There are many assumptions and estimates underlying the determination of impairment.  Another estimate using different but still reasonable assumptions could produce a significantly different result.  Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.  Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (generally eight to ten years).

Real Estate Owned and Other Collateralized Assets.  Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are carried at the lower of cost or fair value, less estimated costs to sell.  Development and improvement costs relating to such property are capitalized to the extent they are deemed to be recoverable.

An allowance for losses on real estate and other assets owned is designed to include amounts for estimated losses as a result of impairment in value of the property after repossession.  Sterling reviews its real estate owned and other collateralized assets for impairment in value whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable.  In performing the review, if expected future undiscounted cash flow from the use of the property or other assets, or the fair value, less selling costs, from the disposition of the property or other assets is less than its carrying value, an impairment loss is recognized.

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

Results of Operations

Overview.  Sterling recorded net income of $16.0 million, or $0.69 per diluted share, for the three months ended June 30, 2005, compared with net income of $13.5 million, or $0.58 per diluted share, for the three months ended June 30, 2004.  Net income for the six months ended June 30, 2005 was $31.9 million, or $1.37 per diluted share compared with net income of $25.5 million, or $1.10 per diluted share for the six months ended June 30, 2004.  The increases in net income for both periods reflect an increase in NII and non-interest income.

The annualized return on average assets (“ROA”) was 0.92% and 0.86% for the three months ended June 30, 2005 and 2004, respectively, and 0.92% and 0.84% for the six months ended June 30, 2005 and 2004, respectively.  The annualized return on average equity (“ROE”) was 13.4% and 12.4% for the three months ended June 30, 2005 and

2004, respectively, and 13.5% and 12.2% for the six months ended June 30, 2005 and 2004, respectively.  The increase in ROA and ROE over the 2004 periods was primarily due to increases in NII and MBO income.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended June 30, 2005 and 2004, NII was $53.8 million and $48.7 million, respectively, an increase of 10%.  During the six months ended June 30, 2005 and 2004, NII was $106.6 million and $94.4 million, respectively, an increase of 13%.  The increase in NII during the 2005 periods compared to the 2004 periods was primarily due to the increases in average loan and MBS volumes.

Changes in Sterling’s NII are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities.  Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities.  Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  Net interest margin refers to NII divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The following table presents the composition of the change in NII for the periods presented.  For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•                  changes in volume – changes in volume multiplied by comparative period rate;

•                  changes in rate – changes in rate multiplied by comparative period volume; and

•                  changes in rate/volume – changes in rate multiplied by changes in volume.

	Three months ended June 30,				Six months ended June 30,
	2005 vs. 2004				2005 vs. 2004
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$11,565	$4,288	$1,041	$16,894	$24,375	$6,955	$1,273	$32,603
MBS	929	783	91	1,803	4,700	899	(2)	5,597
Investments and cash equivalents	(93)	(846)	58	(881)	(683)	(1,291)	265	(1,709)
Total interest income	12,401	4,225	1,190	17,816	28,392	6,563	1,536	36,491
Interest expense:
Deposits	2,019	5,734	966	8,719	4,020	9,395	1,476	14,891
Advances from FHLB Seattle	395	296	41	732	2,237	995	41	3,273
All other borrowings	966	1,934	375	3,275	2,821	2,571	716	6,108
Total interest expense	3,380	7,964	1,382	12,726	9,078	12,961	2,233	24,272
Net changes in NII	$9,021	$(3,739)	$(192)	$5,090	$19,314	$(6,398)	$(697)	$12,219

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Net Interest Margin

June 30, 2005	3.26%
March 31, 2005	3.22%
December 31, 2004	3.25%
September 30, 2004	3.31%
June 30, 2004	3.40%

Average interest-earning assets for the three months ended June 30, 2005 and 2004 were $6.62 billion and $5.77 billion, respectively.  Average loans increased by $776.2 million, while average investment securities and MBS increased by $74.4 million over the 2004 amounts.  Net interest spread during these periods was 3.21% and 3.37%, respectively.  Net interest margin for the three months ended June 30, 2005 and 2004 was 3.26% and 3.40%, respectively.  The decrease in these ratios during the three and six months ended June 30, 2005, compared to the same periods in 2004, reflected the impact of the continued flattening of the yield curve on Sterling’s interest-earning assets and interest-bearing liabilities.  Sterling experienced some lag in the repricing of certain variable-rate loans.  As a result, the yields on loans and investments increased from the preceding periods, but at a slower pace than Sterling’s interest-bearing liabilities.

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

Sterling recorded provisions for losses on loans of $3.4 million and $3.0 million for the three months ended June 30, 2005 and 2004, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans that have a somewhat higher loss profile than Sterling’s historical mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated:

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)

Balance at January 1	$49,362	$35,605
Allowance for loan losses acquired	0	6,722
Provision for losses on loans	7,150	5,850
Amounts written off net of recoveries and other	(1,919)	(2,926)
Balance at June 30	$54,593	$45,251

At June 30, 2005, Sterling’s total classified assets were 1.09% of total assets, compared with 0.98% of total assets at December 31, 2004 and 1.29% of total assets at June 30, 2004.  Nonperforming assets were 0.26% of total assets at June 30, 2005, compared with 0.20% of total assets at December 31, 2004 and 0.27% of total assets at June 30, 2004.  Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard.  At June 30, 2005, the loan delinquency ratio was 0.45% of total loans compared to 0.32% at December 31, 2004 and 0.43% of total loans at June 30, 2004.  Asset quality has been stable over the periods presented.

Non-Interest Income.  Non-interest income was as follows for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Fees and service charges	$8,205	$8,434	(2.7)	$15,608	$16,720	(6.7)
Mortgage banking operations	6,106	1,769	245.2	11,478	2,963	287.4
Loan servicing fees	103	160	(35.6)	240	306	(21.6)
Net gains (losses) on sales of securities	0	848	(100.0)	(57)	3,307	(101.7)
Real estate owned operations	99	(341)	(129.0)	211	(316)	(166.8)
BOLI	1,107	1,084	2.1	2,167	2,253	(3.8)
Gain on early estinguishment of debt	0	0	0.0	645	0	100.0
Other non-interest expense	(215)	(145)	48.3	(248)	(526)	(52.9)
Total	$15,405	$11,809	30.5	$30,044	$24,707	21.6

The increase in non-interest income was primarily due to an increase in income from MBO.  The increase reflected $402.8 million of residential and commercial real estate loan sales during the second quarter of 2005 versus $57.3 million of such sales in the comparative 2004 period.  The increase in sales during the quarter reflected the execution of Sterling’s business plan, allowing it to take advantage of opportunities in the market, as well as loan portfolio adjustments in anticipation of Sterling Savings Bank’s conversion to a commercial bank charter.

During the quarter ended June 30, 2005, Sterling did not sell any investment securities or MBS, compared with $77.4 million for the quarter ended June 30, 2004.  During the second quarter of 2004, Sterling recognized a net gain of $0.8 million on sales of investment securities and MBS.  There were no sales during the June 2005 quarter as a result of management’s response to market conditions and portfolio management needs.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in millions)

Originations of one- to four-family permanent mortgage loans	$106.5	$91.9	$263.0	$162.7
Sales of residential loans	315.2	55.0	451.5	82.3
Sales of commercial real estate loans	87.6	2.3	120.0	2.3
Principal balances of residential loans serviced for others	674.9	206.3	674.9	206.3
Principal balances of commercial real estate loans serviced for others	719.7	291.0	719.7	291.0

Non-Interest Expenses.  Non-interest expenses were as follows for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Employee compensation and benefits	$22,334	$19,118	16.8	$44,351	$38,324	15.7
Occupancy and equipment	6,617	5,929	11.6	12,663	11,147	13.6
Depreciation	2,106	1,785	18.0	4,121	3,523	17.0
Amortization of core deposit intangibles	555	555	0.0	1,111	1,111	0.0
Advertising	2,345	1,840	27.4	4,417	3,707	19.2
Data processing	3,037	2,826	7.5	6,212	4,899	26.8
Insurance	326	289	12.8	630	567	11.1
Legal and accounting	812	1,019	(20.3)	1,788	1,598	11.9
Travel and entertainment	1,225	1,073	14.2	2,182	1,936	12.7
Goodwill litigation costs	121	25	386.0	189	140	35.4
Merger and acquisition costs	0	922	(100.0)	0	4,835	(100.0)
Other	2,124	1,707	24.4	3,585	3,020	18.7
Total	$41,602	$37,088	12.2	$81,249	$74,807	8.6

The three and six month increases in non-interest expenses was mostly due to growth in the scale of operations, and reflect higher personnel, occupancy and advertising expenses.  Full-time equivalent employees increased year-over-year by 155 to 1,707 at June 30, 2005.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $8.2 million and $7.0 million for the three months ended June 30, 2005 and 2004, respectively, and $16.4 million and $13.0 million for the six months ended June 30, 2005 and 2004, respectively.  The effective tax rates for the three month comparative periods were 33.9% and 34.1%, respectively, and 33.9% and 33.8%, respectively, for the six month comparative periods.

Financial Position

Assets.  At June 30, 2005, Sterling’s assets were $6.74 billion, down $198.4 million from $6.94 billion at December 31, 2004, mainly reflecting loan sales totaling $571.5 million during the period, as Sterling continued repositioning its portfolio towards a mix of products typical for a commercial bank, and taking advantage of opportunities in the MBO market.  Funds received on the loan sales were mainly used to pay down wholesale borrowings.

Investment Securities and MBS.  Sterling’s investment and MBS portfolio at June 30, 2005 was $2.05 billion, a decrease of $157.9 million from the December 31, 2004 balance of $2.20 billion.  The decrease was mainly due to principal repayments and maturities.

Loans Receivable.  At June 30, 2005, net loans receivable were $4.18 billion, down $70.6 million from $4.25 billion at December 31, 2004.  The decrease was due to loan sales during the period, net of new originations.  Sterling anticipates further loan sales during the second half of 2005, and funding on originations to outpace the MBO activity.

The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated.  Loan balances exclude deferred loan origination costs and fees or allowances for loan losses:

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$495,682	11.7	$794,632	18.4
Multifamily real estate	225,476	5.3	184,754	4.3
Commercial real estate	568,945	13.4	699,879	16.3
Real estate construction	801,746	18.9	652,895	15.2
Consumer - direct	591,409	13.9	543,895	12.6
Consumer - indirect	128,510	3.0	120,894	2.8
Business and private banking	994,054	23.4	932,146	21.6
Corporate banking	438,038	10.4	379,051	8.8
Gross loans receivable	4,243,860	100.0	4,308,146	100.0
Net deferred origination fees	(8,002)		(6,907)
Allowance for losses on loans	(54,593)		(49,362)
Loans receivable, net	$4,181,265		$4,251,877

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)
Residential real estate	$106,489	$91,948	15.8	$262,972	$162,677	61.7
Multifamily real estate	0	21,080	(100.0)	13,267	36,417	(63.6)
Commercial real estate	14,700	37,755	(61.1)	69,755	98,515	(29.2)
Real estate construction	424,519	213,079	99.2	769,439	388,591	98.0
Consumer - direct	120,593	127,792	(5.6)	184,544	195,924	(5.8)
Consumer - indirect	21,746	11,512	88.9	36,788	24,419	50.7
Business and private banking	130,128	122,621	6.1	224,276	265,974	(15.7)
Corporate banking	89,955	160,576	(44.0)	169,688	203,816	(16.7)
Total loans originated	$908,130	$786,363	15.5	$1,730,729	$1,376,333	25.7

Deposits.  Total deposits increased to $4.20 billion at June 30, 2005 from $3.86 billion at December 31, 2004. The deposit growth principally reflected increases in time deposits and transaction accounts of $257.6 million and $68.1 million, respectively.  The growth in time deposits reflects, in part, the increase in interest rates as customers began shifting funds to higher yielding deposit products.  The growth in checking accounts during the quarter in part reflects deposits from the two financial service centers opened this year.  Sterling has also added several new business and corporate lending teams throughout the region that have generated additional loan originations and increased deposit growth.

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)

NOW checking	$420,460	10.0	$413,217	10.7
Noninterest-bearing checking	634,997	15.1	574,186	14.9
Savings and MMDA	1,116,071	26.6	1,104,871	28.6
Time deposits	2,028,668	48.3	1,771,022	45.8
Total deposits	$4,200,196	100.0	$3,863,296	100.0

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At June 30, 2005, the total of such borrowings was $1.96 billion compared with $2.55 billion at December 31, 2004.  During the first quarter of 2005, Sterling prepaid $258.0 million of FHLB Seattle advances, resulting in a net gain on the extinguishment of debt of $645,000.  Other borrowings decreased from December 31, 2004, as Sterling paid off its term note to U.S. Bank.  See “ – Liquidity and Capital Resources.”

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

Sterling maintains an asset and liability management program intended to manage NII through interest rate cycles and to protect its NPV by controlling its exposure to changing interest rates.  Sterling uses a simulation model designed to measure the sensitivity of NII and NPV to changes in interest rates.  This simulation model is designed to enable Sterling to generate a forecast of NII and NPV given various interest rate forecasts and alternative strategies.  The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Sterling.  The model calculates the present value of assets, liabilities, off-balance sheet financial instruments and equity at current interest rates and at hypothetical higher and lower interest rates at various intervals.  The present value of each major category of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments.  The present value of longer term fixed-rate financial instruments is more difficult to estimate because such instruments are susceptible to changes in market interest rates. Present value estimates of adjustable-rate financial instruments are more reliable since they represent the difference between the contractual and discounted rates until the next interest rate repricing date, combined with adjustments for the impact of rate caps and floors.

The calculations of present value have certain shortcomings.  The discount rates utilized for loans, investment securities and MBS are based on estimated nationwide market interest rate levels for similar loans and securities, with prepayment assumptions based on historical experience and market forecasts.  The unique characteristics of Sterling’s loans and MBS may not necessarily parallel those in the model.  The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds, which are not necessarily indicative of the market value of deposits and FHLB Seattle advances, since such deposits and advances, are unique to and have certain price and customer relationship advantages for depository institutions.  The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments, on the assumption that the resulting cash flows are reinvested in financial instruments with virtually identical terms.

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

The following table indicates the sensitivity of Sterling’s NII for the periods indicated and for meaningful changes in interest rates.  Projections assuming large interest rate decreases in a low interest rate environment are not included because they would not result in a meaningful calculation.  The results reflect the potential effects of instantaneous, parallel shifts in the market yield curve on a static balance sheet with a flat interest rate forecast.  These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.  The following are projections four quarters from the indicated balance sheet dates:

Change in	June 30,	December 31,
Interest Rate in	2005	2004
Basis Points	% Change in	% Change in
(Rate Shock)	NII	NII

+300	(9.2)	1.1
+200	(5.4)	1.4
+100	(1.4)	0.0
Static	0.0	0.0
-100	(1.5)	0.3
-200	(5.4)	(4.8)

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

	At June 30, 2005			At December 31, 2004
Change in		Ratio of NPV			Ratio of NPV
Interest Rate		to the Present	%		to the Present	%
in Basis Points		Value of	Change		Value of	Change
(Rate Shock)	NPV	Total Assets	in NPV	NPV	Total Assets	in NPV
	(Dollars in thousands)
+300	$648,235	9.55%	(9.6)	$450,691	6.62%	(22.0)
+200	691,863	10.08	(3.6)	507,295	7.35	(12.2)
+100	721,389	10.42	0.6	553,335	7.91	(4.3)
Static	717,402	10.31	0.0	577,971	8.17	0.0
-100	632,095	09.14	(11.9)	527,953	7.45	(8.7)
-200	473,344	06.95	(34.0)	369,634	5.28	(36.1)

Sterling does not manage its IRR by means of gap analysis.  Instead, Sterling uses simulation modeling, which provides a more complete analysis than gap analysis, because gap analysis is a more simple analytical tool designed only to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period.  Gap analysis indicates theoretical repricing mismatches, but it does not consider basis differences that simulation modeling attempts to measure, such as differences due to yield curve shape, prepayment variability and other optionality.  Gap analysis also does not consider liabilities that have embedded options, a feature that allows liabilities to be called from the holders prior to contractual maturity.  Cumulative gap positions are provided herein to indicate the general direction of the interest rate sensitivity of Sterling’s assets and liabilities at the balance sheet dates indicated.  A positive position indicates that assets maturing or repricing in a given period exceed maturing or repricing liabilities.  A negative position indicates the opposite.  An indication of a pricing match or mismatch does not necessarily indicate that income will change by any amount as the assets and liabilities may reprice to different indices, market rates for new products may vary and management may change discretionary pricing.

Sterling calculated its one-year cumulative gap position to be a negative 5.4% and a negative 13.0% at June 30, 2005 and December 31, 2004, respectively.  Sterling calculated its three-year gap position to be a positive 6.9% and a negative 9.4% at June 30, 2005 and December 31, 2004, respectively.  While the one-year cumulative gap shows liability sensitivity at June 30, 2005, it does not correlate directly to an increased exposure to rising interest rates. During the first quarter of 2005, Sterling restructured certain higher-rate borrowings with extensions, and certain borrowings which had premiums assigned when they were acquired.  Additionally, loan prepayment speeds for long-term loans can vary substantially in a rising rate environment.  These effects are not considered when calculating traditional gap analysis.  As a result of this restructuring and certain loan sales during the six months ended June 30, 2005, management believes that it has improved Sterling’s IRR profile and will be able to better manage IRR.

Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At June 30, 2005 and December 31, 2004, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “– Results of Operations – Net Interest Income” and “– Capital.”

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased 9% to $4.20 billion at June 30, 2005 from $3.86 billion at December 31, 2004, mainly due to increases of $257.6 million and $68.1 million, respectively, in time deposits and transaction accounts.  The increase in time deposits was primarily due to the increase in interest rates as customers began shifting funds to higher yielding deposit products.

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

During the six months ended June 30, 2005, net cash provided by investing activities was $211.6 million, which consisted mainly of payment proceeds on the loan and MBS portfolios totaling $1.33 billion, other loan and MBS sales totaling $588.5 million, partially offset by loans funded, purchased and MBS purchases totaling $1.71 billion.  During this period, net cash used in financing activities was $225.8 million, which consisted primarily of net repayments on wholesale funding, partially offset by net inflows from time deposits.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements.  At June 30, 2005, this credit line represented a total borrowing capacity of $2.45 billion, of which $631.6 million was available.  On April 5, 2005, the FHLB Seattle announced the submission of a proposed three-year business and capital management plan to its regulator.  The FHLB stated that during implementation of this three-year plan, member access to FHLB Seattle funding and liquidity is expected to continue unimpeded.  However, the FHLB Seattle indicated that over the next few years, while it implements its new business plan, minimal to no dividends would be available to its members.  Based on this guidance, Sterling anticipates a decrease in annual dividend income of approximately $2.0 million.

Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans.  At June 30, 2005, Sterling Savings Bank had $536.2 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $281.6 million.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.

Sterling, on a parent company-only basis, had cash of approximately $11.8 million and $19.2 million at June 30, 2005 and December 31, 2004, respectively.  At June 30, 2005 and December 31, 2004, Sterling had an investment of $110.1 million in the preferred stock of Sterling Savings Bank.  At June 30, 2005 and December 31, 2004, Sterling had an investment in the common stock of Sterling Savings Bank of $294.6 million.  Sterling received cash dividends on Sterling Savings Bank preferred stock of $5.8 million during the six months ended June 30, 2005.  These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as regulatory rules.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling also has the ability to secure additional capital through the capital markets.  The availability and cost of such capital is partially dependent on Sterling’s credit ratings, which as of July 29, 2005 were as follows:

Sterling
	Sterling	Sterling	Savings Bank
Rating	Long-Term	Short-Term	Long-Term
Institution	Debt	Debt	Deposits	Outlook

Fitch	BB+	B	BBB-	Positive

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

The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver MBS to the counterparty on the agreed terms.  Action Mortgage could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse impact on MBO in future periods, especially in rising interest rate environments.

Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities.  Changes in the fair values of these derivative instruments are recorded in income from MBO in the income statement as the changes occur.  The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts at June 30, 2005, which resulted in assets of $295,000 and $64,000, respectively.  At December 31, 2004, rate locks and forward sales commitments were assets of $76,000 and $12,000, respectively.

Capital

Sterling’s total shareholders’ equity was $503.5 million at June 30, 2005 compared with $469.8 million at December 31, 2004.  The increase in total shareholders’ equity was primarily due to the retention of earnings.  Shareholders’ equity was 7.47% of total assets at June 30, 2005 compared with 6.77% at December 31, 2004.

At June 30, 2005, Sterling had an unrealized loss of $10.5 million, net of related income taxes, on investment securities and MBS classified as available for sale.  At December 31, 2004, Sterling had an unrealized loss of $9.5 million, net of related income taxes, on investment securities and MBS classified as available for sale.  The change since December 31, 2004 reflected the decrease in the market value of the MBS portfolio, which was primarily caused by the increase in long-term interest rates compared to those at December 31, 2004.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors.  The Trust Preferred Securities are treated as debt of Sterling.  Although Sterling, as a savings and loan holding company, was not subject to the Federal Reserve capital requirements for bank holding companies, the Trust Preferred Securities were structured to qualify as Tier 1 capital, subject to certain limitations, if Sterling were to become regulated as a bank holding company.  For a complete description, see Notes 2 and 9 of “Notes to Consolidated Financial Statements.”

Sterling Savings Bank is required by applicable regulations to maintain certain minimum capital levels with respect to core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital.  Sterling Savings Bank will endeavor to enhance its capital resources and regulatory capital ratios through the retention of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At June 30, 2005, Sterling Savings Bank exceeded all such regulatory capital requirements and was “well-capitalized” pursuant to OTS regulations.

The following tables set forth Sterling Savings Bank’s core (Tier 1) capital, core (Tier 1) risk-based capital and total risk-based capital positions as reported on the quarterly Thrift Financial Report at June 30, 2005:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$381,810	8.00%	$477,263	10.00%	$530,366	11.11%
Core (Tier 1) risk-based capital (to risk-weighted assets)	190,905	4.00%	286,358	6.00%	480,146	10.06%
Core (Tier 1) capital (to adjusted assets)	264,731	4.00%	330,914	5.00%	480,146	7.25%

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

In September 2004, the FASB agreed to issue additional guidance on the application of Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The FASB also deferred the measurement and recognition guidance contained in EITF Issue 03-1.  In June 2005, the FASB revised EITF Issue 03-1 by deleting the requirement for investors to demonstrate the ability and intent to hold securities until recovery of impairment.  Sterling will continue to apply relevant other-than-temporary guidance to its investment securities and MBS portfolio, as applicable.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP No. 03-3”).  SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The implementation of SOP No. 03-3 has not had a material effect on Sterling’s consolidated financial statements.

Regulation and Compliance

Sterling is subject to many laws and regulations applicable to banking activities.  As a thrift holding company, Sterling was subject to comprehensive examination and regulation by the OTS.  During the second quarter, Sterling Savings Bank, as a Washington State-chartered savings association, was subject to comprehensive regulation and examination by the Washington Supervisor as its chartering authority, the OTS as its primary federal regulator, and by the FDIC, which administers the Savings Association Insurance Fund, which insures Sterling Savings Bank’s deposits to the maximum extent permitted by law.  As a result of the charter conversion, Sterling will be subject to the Federal Reserve Board’s supervision, and Sterling Savings Bank will be subject to supervision by the Washington State Department of Financial Institutions and the FDIC.  See Note 9 of “Notes to Consolidated Financial Statements.”  Sterling Savings Bank is a member of FHLB Seattle, which is one of the twelve regional banks, which comprise the FHLB System.  Sterling Savings Bank is further subject to regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits and certain other matters.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  These statements speak only as of the date they are made.  Sterling does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.  There are a number of factors, many of which are beyond Sterling’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.  These factors, some of which are discussed elsewhere in this report, include:

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

Item 4   Submission of Matters to a Vote of Security Holders

Sterling’s Annual Meeting of Shareholders (the “Meeting”) was held on April 26, 2005.  The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

(1)                                  Election of three Directors to serve for terms expiring in the year 2008:

Donald N. Bauhofer	Votes for:	19,232,484	Withheld:	1,248,311
Thomas H. Boone	Votes for:	20,410,434	Withheld:	70,361
Harold B. Gilkey	Votes for:	19,933,666	Withheld:	547,129

Approximate Broker Non-votes:				0

The following are the names of the other Directors whose terms continued after the meeting:

Ned M. Barnes	James P. Fugate
Rodney W. Barnett	Robert D. Larrabee
William “Ike” L. Eisenhart	William W. Zuppe

(2)                                  Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the year ending December 31, 2005 and any interim periods.  The proposal received the following votes:

Votes for:	20,348,749	Against:	105,258	Abstentions:	26,788

		Approximate Broker Non-votes:			0

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

STERLING FINANCIAL CORPORATION
(Registrant)

August 9, 2005	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Executive Vice President, Assistant Secretary, and
Chief Financial Officer

August 9, 2005	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s report on Form 10-Q dated May 15, 2003 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 dated December 9, 2002 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2

Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1

Credit agreement dated May 18, 2005, by and among Sterling, as Borrower, and Bank of Scotland, as Lender, Administrative Agent and Collateral Agent. Filed as Exhibit 10.1 to Sterling’s report on Form 8-K filed May 20, 2005 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

E-1