Form 10-Q
period 2005-09-30
STERLING FINANCIAL CORP /WA/
filed 2005-11-08
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2005

Common Stock ($1.00 par value)	34,784,830

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2005

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

Signatures

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$500	$0
Non-interest bearing and vault	119,326	93,187
Restricted	6,986	1,281
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,915,287	2,157,136
Held to maturity	49,716	47,449
Loans receivable, net	4,287,684	4,251,877
Loans held for sale	26,091	14,224
Accrued interest receivable	29,925	27,479
Real estate owned and other collateralized assets, net	2,454	1,865
Office properties and equipment, net	81,007	78,402
Bank-owned life insurance (“BOLI”)	107,122	93,790
Goodwill	112,391	112,398
Other intangible assets	18,180	19,848
Mortgage servicing rights, net	5,863	4,078
Prepaid expenses and other assets, net	33,516	39,210
Total assets	$6,796,048	$6,942,224

LIABILITIES:
Deposits	$4,390,757	$3,863,296
Advances from Federal Home Loan Bank Seattle (“FHLB Seattle”)	1,266,874	1,635,933
Securities sold subject to repurchase agreements and funds purchased	461,594	780,012
Other borrowings	110,683	131,822
Cashiers checks issued and payable	3,815	3,213
Borrowers’ reserves for taxes and insurance	2,926	2,480
Accrued interest payable	15,959	14,842
Accrued expenses and other liabilities	43,757	40,782
Total liabilities	6,296,365	6,472,380

Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 60,000,000 shares authorized; 34,725,400 and 22,936,154 shares issued and outstanding	34,725	22,936
Additional paid-in capital	384,409	393,245
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $15,562 and $5,467	(26,635)	(9,470)
Retained earnings	107,184	63,133
Total shareholders’ equity	499,683	469,844
Total liabilities and shareholders’ equity	$6,796,048	$6,942,224

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans	$73,375	$57,665	$214,037	$165,724
MBS	20,757	22,642	65,697	61,985
Investments and cash equivalents	642	1,319	2,162	4,548
Total interest income	94,774	81,626	281,896	232,257

Interest expense:
Deposits	23,827	13,696	63,255	38,233
Short-term borrowings	10,491	6,364	26,856	15,075
Long-term borrowings	7,368	11,365	32,065	34,335
Total interest expense	41,686	31,425	122,176	87,643

Net interest income	53,088	50,201	159,720	144,614

Provision for losses on loans	(3,400)	(3,000)	(10,550)	(8,850)
Net interest income after provision for losses on loans	49,688	47,201	149,170	135,764

Non-interest income:
Fees and service charges	9,260	8,116	24,868	24,836
Mortgage banking operations	2,969	1,477	14,447	4,440
Loan servicing fees	90	129	330	435
Net gains (losses) on sales of securities	0	1,264	(57)	4,571
Real estate owned and other collateralized assets operations	(23)	196	188	(120)
BOLI	1,164	1,089	3,331	3,342
Gain related to early repayment of debt	0	0	645	0
Other noninterest expense	(154)	396	(402)	(130)

Total non-interest income	13,306	12,667	43,350	37,374
Non-interest expenses	42,599	36,570	123,848	111,377
Income before income taxes	20,395	23,298	68,672	61,761
Income tax provision	(6,505)	(7,988)	(22,883)	(20,984)

Net income	$13,890	$15,310	$45,789	$40,777

Earnings per share - basic	$0.40	$0.45	$1.32	$1.21

Earnings per share - diluted	$0.40	$0.44	$1.31	$1.18

Weighted average shares outstanding - basic	34,660,107	34,015,769	34,581,606	33,811,065

Weighted average shares outstanding - diluted	35,097,474	34,721,952	35,033,011	34,626,014

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$45,789	$40,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	10,550	8,855
Stock dividends on FHLB Seattle stock	(303)	(3,330)
Net gain on sales of loans, investment securities and MBS	(9,280)	(6,310)
Other gains and losses	(16,818)	(118)
Change in cash surrender value of BOLI	(3,332)	(3,342)
Depreciation and amortization	14,805	10,611
Change in:
Accrued interest receivable	(2,446)	(3,403)
Prepaid expenses and other assets	13,071	10,797
Cashiers checks issued and payable	602	(10,278)
Accrued interest payable	1,117	2,028
Accrued expenses and other liabilities	(263)	(5,997)
Proceeds from sales of loans originated for sale	129,711	139,243
Loans originated for sale	(126,830)	(137,505)
Net cash provided by operating activities	56,373	42,028

Cash flows from investing activities:
Change in restricted cash	(5,705)	163
Loans funded and purchased	(2,418,560)	(2,279,819)
Loan principal received	1,889,705	1,718,589
Proceeds from sales of other loans	472,682	0
Purchase of investment securities	(13,645)	(236,780)
Proceeds from maturities of investment securities	1,405	226,300
Proceeds from sales of investment securities	14,844	97,974
Cash and cash equivalents acquired as part of mergers	0	44,894
Purchase of BOLI	(10,000)	0
Purchase of mortgage-backed securities	(203,276)	(1,240,426)
Principal payments on mortgage-backed securities	292,211	266,150
Proceeds from sales of mortgage-backed securities	115,837	537,672
Purchase of office properties and equipment	(9,066)	(8,201)
Sales of office properties and equipment	249	0
Improvements and other changes to real estate owned	(273)	42
Proceeds from sales and liquidation of real estate owned	2,158	5,076
Net cash provided (used) in investing activities	128,566	(868,366)

The accompanying notes are an integral part of the consolidated financial statements.

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$246,858	$159,835
Proceeds from issuance of time deposits	1,674,652	1,565,148
Payments for maturing time deposits	(1,453,474)	(1,426,648)
Interest credited to deposits	59,425	35,657
Advances from FHLB Seattle	530,229	955,582
Repayment of advances from FHLB Seattle	(881,710)	(748,859)
Net change in securities sold subject to repurchase agreements and funds purchased	(318,418)	318,706
Repayment of other borrowings	(19,000)	(3,280)
Payments for fractional shares and certain merger costs	(14)	(240)
Proceeds from exercise of stock options, net of repurchases	2,781	5,918
Deferred financing costs	(75)	0
Other	446	3,722
Net cash provided (used) in financing activities	(158,300)	865,541

Net change in cash and cash equivalents	26,639	39,203
Cash and cash equivalents, beginning of period	93,187	65,479

Cash and cash equivalents, end of period	$119,826	$104,682

Supplemental disclosures:
Cash paid during the period for:
Interest	$121,059	$83,501
Income taxes	9,560	16,315

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	2,266	3,683
Common stock issued upon business combination	0	144,990
Common stock cash dividends accrued	1,738	0
Common stock dividend	0	62,468
Common stock split, effected as a dividend	11,553	0

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Net income	$13,890	$15,310	$45,789	$40,777

Other comprehensive income:
Change in unrealized gains (losses) on investment securities and MBS available-for-sale	(25,624)	33,724	(27,260)	8,879
Less deferred income taxes	9,483	(11,863)	10,095	(3,167)

Net other comprehensive income (loss)	(16,141)	21,861	(17,165)	5,712

Comprehensive income (loss)	$(2,251)	$37,171	$28,624	$46,489

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

2. Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Term note payable(1)	$0	$19,000
Sterling obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of Sterling(2)	108,701	108,685
Other(3)	1,982	4,137
Total	$110,683	$131,822

(1)           At December 31, 2004, Sterling had a $19 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”).  On March 31, 2005, Sterling repaid $14 million of principal on this borrowing.  On April 29, 2005, Sterling repaid the remaining balance of this borrowing.

On May 18, 2005, Sterling entered into a $40 million seven-year variable-rate credit agreement (the “Credit Facility”) with Bank of Scotland.  Amounts loaned pursuant to the Credit Facility bear Eurodollar interest at the LIBOR rate (as defined in the Credit Facility) plus a specified margin based on Sterling’s credit ratings and compliance with the terms of the Credit Facility.  The Credit Facility is secured by a portion of the preferred stock of Sterling’s wholly owned subsidiary, Sterling Savings Bank.  The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and make acquisitions of other entities.  Sterling is obligated to commence repayment of any loan principal on the third anniversary of the date Sterling entered into the Credit Facility, and is permitted to prepay loan principal without penalty.  No amounts borrowed and repaid under the Credit Facility may be reborrowed.  As of September 30, 2005, no funds had been advanced to Sterling under the Credit Facility.  For further details, see Sterling’s Form 8-K filed May 20, 2005 at the SEC’s website, www.sec.gov.

(2)           Sterling raises capital from time to time through the formation and acquisition of trusts (the “Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors.  These Trusts are business trusts in which Sterling owns all of the common equity.  The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling.  Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Trusts’ obligations under the Trust Preferred Securities.  As of September 30, 2005, Sterling had seven such Trusts.  The Trusts are not consolidated and the Trust Preferred Securities and common stock are treated as debt of Sterling.  The common stock issued by the Trusts is recorded as other assets in the consolidated balance sheets, and totaled $3.3 million at September 30, 2005 and December 31, 2004.  The Trust Preferred Securities have been structured to qualify as Tier 1 capital, subject to certain limitations.  The Junior Subordinated Debentures and related Trust Preferred Securities are redeemable, under certain conditions, at Sterling’s option.  Interest is paid quarterly or semi-annually.  Details of the Trusts are as follows:

						Contractual
				Mandatorily		Rate at	Carrying
		Maturity		Redeemable Capital		September 30,	Value (in
Subsidiary Issuer	Issue Date	Date	Call Date	Security	Rate Index	2005	thousands)

Sterling Capital	June 2003	Sept 2033	Sept 2008	Floating Rate	3 month LIBOR
Trust VI				Capital Securities	plus 3.20%	7.07%	10,310

Sterling Capital	May 2003	May 2033	June 2008	Floating Rate	3 month LIBOR
Statutory Trust V				Capital Securities	plus 3.25%	7.21%	20,619

Sterling Capital	May 2003	May 2033	May 2008	Floating Rate	3 month LIBOR
Trust IV				Preferred Securities	plus 3.15%	6.94%	10,310

Sterling Capital	April 2003	April 2033	April 2008	Floating Rate	3 month LIBOR
Trust III				Capital Securities	plus 3.25%	6.94%	14,433

Klamath First Capital	April 2002	April 2032	April 2007	Floating Rate	6 month LIBOR
Trust II				Capital Securities	plus 3.70%	7.11%	13,141

Klamath First Capital	July 2001	July 2031	June 2006	Floating Rate	6 month LIBOR
Trust I				Capital Securities	plus 3.75%	7.67%	15,145

Sterling Capital	July 2001	July 2031	June 2006	10.25% Cumulative
Trust II				Capital Securities	Fixed	10.25%	24,743
						7.88%*	108,701

* weighted average rate

(3)           During 2002, Sterling financed the sale of certain loans to an unrelated party.  Since the underlying loans served as collateral on the loan to the purchaser, this sale was accounted for as a financing.  At September 30, 2005 and December 31, 2004, $2.0 million and $4.1 million, respectively, remained outstanding on the financing.

3. Earnings Per Share:

The following table presents the basic and diluted earnings per share computations.  All per share amounts reflect the 3 for 2 stock split that was effected on August 31, 2005.

	Three Months Ended September 30,
	2005			2004
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$13,890,000	34,660,107	$0.40	$15,310,000	34,015,769	$0.45

Effect of dilutive securities:
Common stock options	0	401,355	0.00	0	706,183	(0.01)
Contingently issuable shares	0	36,012	0.00	0	0	0.00

Diluted computations	$13,890,000	35,097,474	$0.40	$15,310,000	34,721,952	$0.44

Antidilutive options not included in diluted earnings per share		456,000			0

	Nine Months Ended September 30,
	2005			2004
	Net Income	Weighted Avg. Shares	Per Share Amount	Net Income	Weighted Avg. Shares	Per Share Amount

Basic computations	$45,789,000	34,581,606	$1.32	$40,777,000	33,811,065	$1.21

Effect of dilutive securities:
Common stock options	0	415,393	(0.01)	0	814,949	(0.03)
Contingently issuable shares	0	36,012	0.00	0	0	0.00

Diluted computations	$45,789,000	35,033,011	$1.31	$40,777,000	34,626,014	$1.18

Antidilutive options not included in diluted earnings per share		456,000			0

4. Non-Interest Expenses:

The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)

Employee compensation and benefits	$23,274	$19,286	$67,625	$57,610
Occupancy and equipment	6,578	5,901	19,241	17,048
Depreciation	2,227	1,856	6,348	5,379
Amortization of core deposit intangibles	556	556	1,667	1,667
Advertising	2,251	1,985	6,668	5,692
Data processing	3,179	2,688	9,391	7,587
Insurance	304	299	934	866
Legal and accounting	486	762	2,274	2,360
Travel and entertainment	1,081	941	3,263	2,877
Goodwill litigation costs	0	146	189	286
Merger and acquisition costs	0	0	0	4,835
Other	2,663	2,150	6,248	5,170

Total	$42,599	$36,570	$123,848	$111,377

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended September 30, 2005
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$89,576	$3,189	$1,150	$0	$859	$94,774
Interest expense	(39,718)	0	0	0	(1,968)	(41,686)
Net interest income (expense)	49,858	3,189	1,150	0	(1,109)	53,088
Provision for loan losses	(3,400)	0	0	0	0	(3,400)
Noninterest income	11,092	2,865	1,720	964	(3,335)	13,306
Noninterest expense	(34,344)	(4,927)	(1,998)	(1,041)	(289)	(42,599)
Income before income taxes	$23,206	$1,127	$872	$(77)	$(4,733)	$20,395

Total assets	$6,862,568	$21,166	$20,200	$748	$(108,634)	$6,796,048

	As of and for the Three Months Ended September 30, 2004
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$77,669	$2,217	$1,512	$0	$228	$81,626
Interest expense	(29,350)	0	0	0	(2,075)	(31,425)
Net interest income (expense)	48,319	2,217	1,512	0	(1,847)	50,201
Provision for loan losses	(3,000)	0	0	0	0	(3,000)
Noninterest income	12,347	2,458	653	984	(3,775)	12,667
Noninterest expense	(31,863)	(3,642)	(990)	(754)	679	(36,570)
Income before income taxes	$25,803	$1,033	$1,175	$230	$(4,943)	$23,298

Total assets	$6,779,710	$19,814	$17,052	$1,787	$(84,917)	$6,733,446

	As of and for the Nine Months Ended September 30, 2005
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$267,494	$8,297	$5,247	$0	$858	$281,896
Interest expense	(116,345)	0	0	0	(5,831)	(122,176)
Net interest income (expense)	151,149	8,297	5,247	0	(4,973)	159,720
Provision for loan losses	(10,550)	0	0	0	0	(10,550)
Noninterest income	39,015	7,446	4,409	2,635	(10,155)	43,350
Noninterest expense	(102,451)	(13,311)	(5,124)	(2,665)	(297)	(123,848)
Income before income taxes	$77,163	$2,432	$4,532	$(30)	$(15,425)	$68,672

Total assets	$6,862,568	$21,166	$20,200	$748	$(108,634)	$6,796,048

	As of and for the Nine Months Ended September 30, 2004
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$220,152	$6,499	$4,925	$1	$680	$232,257
Interest expense	(81,577)	0	0	0	(6,066)	(87,643)
Net interest income (expense)	138,575	6,499	4,925	1	(5,386)	144,614
Provision for loan losses	(8,850)	0	0	0	0	(8,850)
Noninterest income	36,091	6,305	1,867	2,843	(9,732)	37,374
Noninterest expense	(96,115)	(10,275)	(3,147)	(2,225)	385	(111,377)
Income before income taxes	$69,701	$2,529	$3,645	$619	$(14,733)	$61,761

Total assets	$6,779,710	$19,814	$17,052	$1,787	$(84,917)	$6,733,446

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)

Reported net income	$13,890	$15,310	$45,789	$40,777
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(92)	(1,009)	(146)	(3,027)
Pro forma	$13,798	$14,301	$45,643	$37,750

Basic earnings per share:
Reported earnings per share	$0.40	$0.45	$1.32	$1.21
Stock-based employee compensation, fair value	0.00	(0.03)	0.00	(0.09)
Pro forma earnings per share	$0.40	$0.42	$1.32	$1.12

Diluted earnings per share:
Reported earnings per share	$0.40	$0.44	$1.31	$1.18
Stock-based employee compensation, fair value	(0.01)	(0.03)	(0.01)	(0.09)
Pro forma earnings per share	$0.39	$0.41	$1.30	$1.09

A significant portion of the options granted in 2004 vested in 2004.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

	Nine Months Ended September 30,
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

Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur.  The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts at September 30, 2005, which resulted in assets of $94,000 and $98,000, respectively.  At December 31, 2004, rate locks and forward sales commitments were assets of $76,000 and $12,000, respectively.

9. Charter Conversion:

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

10. Stock Split and Cash Dividend:

On July 26, 2005, Sterling announced a 3 for 2 stock split, which was effected on August 31, 2005 to shareholders of record as of August 17, 2005.  This split was effected in the form of a 50% stock dividend and resulted in 11,553,249 shares of common stock being issued.  All per share amounts reflect this split.  Sterling also announced a quarterly cash dividend of $0.05 per share of common stock, which resulted in $1.7 million being paid on October 14, 2005 to shareholders of record as of September 30, 2005.

11. Subsequent Event:

On October 25, 2005, Sterling announced a quarterly cash dividend of $0.055 per share of common stock, payable on January 13, 2006 to shareholders of record as of December 30, 2005.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

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

General

Sterling Financial Corporation (“Sterling”) is a bank holding company, the significant operating subsidiary of which is Sterling Savings Bank.  The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action Mortgage”), INTERVEST-Mortgage Investment Company (“INTERVEST”) and Harbor Financial Services, Inc. (“Harbor Financial”).  Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington.  On July 8, 2005, Sterling Savings Bank converted to a commercial bank.

Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy and “Perfect Fit” banking products.  Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region.  With $6.80 billion in total assets at September 30, 2005, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 138 financial service centers located in Washington, Oregon, Idaho and Montana.  Sterling also originates loans through Action Mortgage residential loan production offices in the four-state area, as well as Utah, and through INTERVEST commercial real estate lending offices in Washington, Oregon, Arizona and California.  Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.

Sterling continues to implement its strategy to become the leading community bank in the Pacific Northwest by increasing its commercial real estate, business banking, consumer and construction lending while also increasing its retail deposits, particularly transaction accounts.  Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans.  Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard.  Such loans, however, generally involve a higher degree of risk than financing residential real estate.  Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations (“MBO”).  The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC and the Washington State Department of Financial Institutions (“Washington Supervisor”).

Executive Summary and Highlights

Sterling’s earnings of $13.9 million, or $0.40 per diluted share, for the third quarter of 2005 represented a 9% decrease over earnings of $15.3 million, or $0.44 per diluted share, for the prior year’s comparable quarter.  For the nine months ended September 30, 2005, Sterling recorded earnings of $45.8 million, or $1.31 per diluted share, a 12% increase over earnings of $40.8 million or $1.18 per diluted share for the prior year’s comparable nine month period.  The decrease in net income for the third quarter of 2005 from the third quarter of 2004 mainly reflected a greater proportional increase in non-interest expense relative to NII and non-interest income.  The increase in net income for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 reflected an increase in NII and non-interest income.

NII of $53.1 million for the third quarter of 2005 and $159.7 million for the nine months ended September 30, 2005 represented a 6% and 10% increase over the respective 2004 amounts, primarily due to increased average loan volumes.  Sterling’s net interest margin for the three and nine months ended September 30, 2005 increased by 2 and decreased by 8 basis points, respectively, from the comparable 2004 periods.  The increase in net interest margin for the quarter ended September 30, 2005 over the quarter ended September 30, 2004 was attributed to a higher average loan volume.  The decrease for the nine months ended September 30, 2005 from the nine months ended September 30, 2004 was primarily due to a greater proportional increase in the cost of funds versus the yield on loans, and a decrease in income resulting from the Federal Home Loan Bank Seattle’s suspension of its dividends.

Mortgage banking operations income increased to $14.4 million for the nine months ended September 30, 2005, up from $4.4 million for the same period in 2004.  Sterling sold $643.3 million in residential permanent and commercial real estate loans during the nine months ended September 30, 2005, compared to $137.5 million during the nine months ended September 30, 2004.

Sterling’s loan originations for the quarter ended September 30, 2005 were $955.5 million, compared with $748.7 million in the third quarter of 2004, a 28% increase.  The majority of the growth occurred in construction and commercial lending.  Sterling’s loan originations for the nine months ended September 30, 2005 were $2.69 billion, compared with $2.12 billion for same period in 2004, an increase of 26%.

Highlights for the third quarter of 2005 were as follows:

•                  Loan production for the quarter was $955.5 million, up 28 percent year-over-year.

•                  Construction loan originations increased 47 percent over the prior year, to $443.5 million for the quarter ended September 30, 2005.

•                  Deposits increased to $4.39 billion, up $613.8 million, or 16 percent, over the same period in the prior year.

•                  Sterling’s three-for-two stock split was payable on August 31, 2005 and distributed in the form of a 50 percent stock dividend.

•                  Sterling’s board of directors approved a quarterly cash dividend of $0.05 per common share, payable to shareholders of record as of September 30, 2005, and paid on October 14, 2005.

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

While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors.  A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans.  There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at September 30, 2005.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement.  There were no investment securities that management identified to be other-than-temporarily impaired during the three months ended September 30, 2005, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Results of Operations

Overview.  Sterling recorded net income of $13.9 million, or $0.40 per diluted share, for the three months ended September 30, 2005, compared with net income of $15.3 million, or $0.44 per diluted share, for the three months ended September 30, 2004.  Net income for the nine months ended September 30, 2005 was $45.8 million, or $1.31 per diluted share compared with net income of $40.8 million, or $1.18 per diluted share for the nine months ended September 30, 2004.  The decrease in net income for the third quarter of 2005 from the third quarter of 2004 mainly reflected a greater proportional increase in non-interest expense relative to NII and non-interest income.  The increase in net income for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 reflected an increase in NII and non-interest income.

The annualized return on average assets (“ROA”) was 0.81% and 0.94% for the three months ended September 30, 2005 and 2004, respectively, and 0.88% and 0.87% for the nine months ended September 30, 2005 and 2004, respectively.  The annualized return on average equity (“ROE”) was 10.8% and 14.6% for the three months ended September 30, 2005 and 2004, respectively, and 12.5% and 13.0% for the nine months ended September 30, 2005 and 2004, respectively.  The change in ROA and ROE compared to the 2004 periods was primarily due to increases in NII and mortgage banking operations income, substantially offset by increased non-interest expense.

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings.  During the three months ended September 30, 2005 and 2004, NII was $53.1 million and $50.2 million, respectively, an increase of 6%.  During the nine months ended September 30, 2005 and 2004, NII was $159.7 million and $144.6 million, respectively, an increase of 10%.  The increase in NII during the 2005 periods compared to the 2004 periods was mainly due to increases in average loan volumes.

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

The following table presents the composition of the change in NII for the periods presented.  For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•                  changes in volume – changes in volume multiplied by comparative period rate;

•                  changes in rate – changes in rate multiplied by comparative period volume; and

•                  changes in rate/volume – changes in rate multiplied by changes in volume.

	Three months ended September 30,				Nine months ended September 30,
	2005 vs. 2004				2005 vs. 2004
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$6,248	$8,396	$1,066	$15,710	$30,680	$15,005	$2,628	$48,313
MBS	(1,454)	(527)	96	(1,885)	3,321	426	(35)	3,712
Investments and cash equivalents	3	(682)	2	(677)	(686)	(1,997)	297	(2,386)
Total interest income	4,797	7,187	1,164	13,148	33,315	13,434	2,890	49,639

Interest expense:
Deposits	2,120	6,908	1,103	10,131	6,144	16,292	2,586	25,022
Advances from FHLB Seattle	(835)	682	(18)	(171)	1,434	1,628	40	3,102
All other borrowings	(1,720)	2,753	(732)	301	1,356	4,674	379	6,409
Total interest expense	(435)	10,343	353	10,261	8,934	22,594	3,005	34,533
Net changes in NII	$5,232	$(3,156)	$811	$2,887	$24,381	$(9,160)	$(115)	$15,106

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Net Interest Margin

September 30, 2005	3.33%
June 30, 2005	3.26%
March 31, 2005	3.22%
December 31, 2004	3.25%
September 30, 2004	3.31%

Average interest-earning assets for the three months ended September 30, 2005 and 2004 were $6.33 billion and $6.04 billion, respectively.  Average loans increased by $419.4 million, while average investment securities and MBS decreased by $126.7 million over the 2004 amounts.  Net interest spread during these periods was flat at 3.27%.  Net interest margin for the three months ended September 30, 2005 and 2004 was 3.33% and 3.31%, respectively, with the increase mainly attributable to a higher volume of average loans.  The net interest spread and net interest margin for the nine months ended September 30, 2005 were 3.22% and 3.27%, respectively, a decrease of 10 and 8 basis points, respectively, over their comparative 2004 amounts, primarily due to a greater proportional increase in the cost of funds versus the yield on loans.

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

Sterling recorded provisions for losses on loans of $3.4 million and $3.0 million for the three months ended September 30, 2005 and 2004, respectively.  The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph.  Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans that have a somewhat higher loss profile than Sterling’s historical mix of loans.  The increase in net loan charge-offs for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily reflects the charge-off of two loans, both of which were previously classified.

The following table summarizes loan loss allowance activity for the periods indicated:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)

Balance at January 1	$49,362	$35,605
Allowance for loan losses acquired	0	6,722
Provision for losses on loans	10,550	8,850
Amounts written off net of recoveries and other	(6,241)	(3,887)
Balance at September 30	$53,671	$47,290

At September 30, 2005, Sterling’s total classified assets were 0.93% of total assets, compared with 0.98% of total assets at December 31, 2004 and 1.11% of total assets at September 30, 2004.  Nonperforming assets were 0.17% of total assets at September 30, 2005, compared with 0.20% of total assets at December 31, 2004 and 0.25% of total assets at September 30, 2004.  Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard.  At September 30, 2005, the loan delinquency ratio was 0.28% of total loans compared to 0.32% at December 31, 2004 and 0.34% of total loans at September 30, 2004.  Asset quality has been stable over the periods presented.

Non-Interest Income.  Non-interest income was as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Fees and service charges	$9,260	$8,116	14.1	$24,868	$24,836	0.1
Mortgage banking operations	2,969	1,477	101.0	14,447	4,440	225.4
Loan servicing fees	90	129	(30.2)	330	435	(24.1)
Net gains (losses) on sales of securities	0	1,264	(100.0)	(57)	4,571	(101.2)
Real estate owned operations	(23)	196	(111.7)	188	(120)	256.7
BOLI	1,164	1,089	6.9	3,331	3,342	(0.3)
Gain on early estinguishment of debt	0	0	0.0	645	0	100.0
Other non-interest expense	(154)	396	(138.9)	(402)	(130)	(209.2)

Total	$13,306	$12,667	5.0	$43,350	$37,374	16.0

The increase in non-interest income was primarily due to an increase in income from mortgage banking operations.  The nine month increase primarily reflected $643.3 million of residential and commercial real estate loan sales during 2005 versus $137.5 million of such sales in the comparative 2004 period, with the majority of the 2005 volume occurring during the second quarter.  The 2005 second quarter loan sales reflected the execution of Sterling’s business plan, as management took advantage of opportunities in the market, as well as loan portfolio adjustments associated with Sterling Savings Bank’s conversion to a commercial bank charter.

During the quarter ended September 30, 2005, Sterling did not sell any investment securities or MBS, compared with $279.1 million for the quarter ended September 30, 2004.  There were no sales during the September 2005 quarter as a result of management’s response to market conditions and portfolio management needs.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)

Originations of one- to four- family permanent mortgage loans	$115.9	$105.4	$378.8	$268.1
Sales of residential loans	71.8	52.9	523.3	135.2
Sales of commercial real estate loans	0.0	0.0	120.0	2.3
Principal balances of residential loans serviced for others	634.9	314.6	634.9	314.6
Principal balances of commercial real estate loans serviced for others	775.2	183.6	775.2	183.6

Non-Interest Expenses.  Non-interest expenses were as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Employee compensation and benefits	$23,274	$19,286	20.7	$67,625	$57,610	17.4
Occupancy and equipment	6,578	5,901	11.5	19,241	17,048	12.9
Depreciation	2,227	1,856	20.0	6,348	5,379	18.0
Amortization of core deposit intangibles	556	556	0.0	1,667	1,667	0.0
Advertising	2,251	1,985	13.4	6,668	5,692	17.1
Data processing	3,179	2,688	18.3	9,391	7,587	23.8
Insurance	304	299	1.7	934	866	7.9
Legal and accounting	486	762	(36.2)	2,274	2,360	(3.6)
Travel and entertainment	1,081	941	14.9	3,263	2,877	13.4
Goodwill litigation costs	0	146	(100.0)	189	286	(33.9)
Merger and acquisition costs	0	0	0.0	0	4,835	(100.0)
Other	2,663	2,150	23.9	6,248	5,170	20.9

Total	$42,599	$36,570	16.5	$123,848	$111,377	11.2

The three and nine month increases in non-interest expenses were mostly due to growth in the scale of operations, and reflect higher personnel, occupancy and data processing expenses.  Full-time equivalent employees increased year-over-year by 160 to 1,770 at September 30, 2005.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $6.5 million and $8.0 million for the three months ended September 30, 2005 and 2004, respectively, and $22.9 million and $21.0 million for the nine months ended September 30, 2005 and 2004, respectively.  The effective tax rates for the three month comparative periods were 31.9% and 34.3%, respectively, and 33.3% and 34.0%, respectively, for the nine month comparative periods.  The decrease in the effective tax rates primarily reflects changes in permanent tax differences and adjustments to the reserve for uncertain tax positions.

Financial Position

Assets.  At September 30, 2005, Sterling’s assets were $6.80 billion, down $146.2 million from $6.94 billion at December 31, 2004, mainly reflecting portfolio loan sales during the second quarter of 2005 totaling $336.3 million, as Sterling continued repositioning its portfolio toward a mix of products typical for a commercial bank, and took advantage of opportunities in the mortgage banking market.  Funds received on the loan sales were mainly used to pay down borrowings.

Investment Securities and MBS.  Sterling’s investment and MBS portfolio at September 30, 2005 was $1.97 billion, a decrease of $239.6 million from the December 31, 2004 balance of $2.20 billion.  The decrease was mainly due to principal repayments and maturities.  On September 30, 2005, the investment and MBS portfolio had a net unrealized loss of $26.6 million versus a net unrealized loss of $9.5 million at December 31, 2004, with the fluctuation primarily due to an increase in interest rates.

Loans Receivable.  At September 30, 2005, net loans receivable were $4.29 billion, up $35.8 million from $4.25 billion at December 31, 2004.  The increase was due to loan originations during the period, net of loan repayments and sales.

The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated.  Loan balances exclude deferred loan origination costs and fees or allowances for loan losses:

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)

Residential real estate	$493,752	11.3	$794,632	18.4
Multifamily real estate	219,224	5.0	184,754	4.3
Commercial real estate	580,567	13.3	699,879	16.3
Real estate construction	905,381	20.8	652,895	15.2
Consumer - direct	598,956	13.8	543,895	12.6
Consumer - indirect	141,475	3.3	120,894	2.8
Business and private banking	1,001,691	23.0	932,146	21.6
Corporate banking	409,251	9.5	379,051	8.8
Gross loans receivable	4,350,297	100.0	4,308,146	100.0
Net deferred origination fees	(8,942)		(6,907)
Allowance for losses on loans	(53,671)		(49,362)
Loans receivable, net	$4,287,684		$4,251,877

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)

Residential real estate	$115,870	$105,421	9.9	$378,842	$268,098	41.3
Multifamily real estate	0	2,588	(100.0)	13,267	39,005	(66.0)
Commercial real estate	51,065	77,434	(34.1)	120,820	175,949	(31.3)
Real estate construction	443,521	302,309	46.7	1,212,960	690,900	75.6
Consumer - direct	86,216	79,779	8.1	270,760	275,703	(1.8)
Consumer - indirect	30,825	12,903	138.9	67,613	37,322	81.2
Business and private banking	155,831	92,065	69.3	380,107	358,039	6.2
Corporate banking	72,176	76,156	(5.2)	241,864	279,972	(13.6)

Total loans originated	$955,504	$748,655	27.6	$2,686,233	$2,124,988	26.4

Deposits.  Total deposits increased to $4.39 billion at September 30, 2005 from $3.86 billion at December 31, 2004. The deposit growth principally reflected increases in time deposits and transaction accounts of $264.4 million and $169.5 million, respectively.  Time deposits have been attractive to consumers because of higher interest rates.  The growth in checking accounts during 2005 in part is a result of growth in business and corporate banking resources over the last year.  Sterling added several new business and corporate banking teams throughout the region that have generated additional loan originations and increased deposit growth.

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)

NOW checking	$439,838	10.0	$413,217	10.7
Noninterest-bearing checking	717,026	16.3	574,186	14.9
Savings and MMDA	1,198,489	27.3	1,104,871	28.6
Time deposits	2,035,404	46.4	1,771,022	45.8

Total deposits	$4,390,757	100.0	$3,863,296	100.0

Borrowings.  Deposit accounts are Sterling’s primary source of funds.  Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements.  At September 30, 2005, the total of such borrowings was $1.84 billion compared with $2.55 billion at December 31, 2004.  During the first quarter of 2005, Sterling prepaid $258.0 million of FHLB Seattle advances, resulting in a net gain on the extinguishment of debt of $645,000.  Other borrowings decreased from December 31, 2004, as Sterling paid off its term note to U.S. Bank.  See “ – Liquidity and Capital Resources.”

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

The total measurement of Sterling’s exposure to interest rate risk (“IRR”) as presented in the tables below may not be representative of the actual values, which might result from a higher or lower interest rate environment.  A higher or lower interest rate environment most likely will result in different investment and borrowing strategies by Sterling designed to further mitigate the effect on the value of, and the net earnings generated from, Sterling’s net assets from any change in interest rates.

Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII: a) through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; b) by the sale of certain long-term fixed-rate loans and investments; and c) by increasing the level of its core deposits, which are generally a lower-cost funding source than wholesale borrowings.  There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.

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

Change in	September 30,	December 31,
Interest Rate in	2005	2004
Basis Points	% Change in	% Change in
(Rate Shock)	NII	NII

+300	(11.6)	1.1
+200	(7.3)	1.4
+100	(2.7)	0.0
Static	0.0	0.0
-100	0.2	0.3
-200	(3.7)	(4.8)

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

	At September 30, 2005			At December 31, 2004
		Ratio of NPV			Ratio of NPV
		to the Present	%		to the Present	%
Change in		Value of	Change		Value of	Change
Interest Rate	NPV	Total Assets	in NPV	NPV	Total Assets	in NPV
in Basis Points	(Dollars in thousands)
(Rate Shock)	At September 30, 2005			At December 31, 2004
+300	$733,068	10.57%	(6.2)	$450,691	6.62%	(22.0)
+200	774,171	11.06	(0.9)	507,295	7.35	(12.2)
+100	812,613	11.50	4.0	553,335	7.91	(4.3)
Static	781,545	11.06	0.0	577,971	8.17	0.0
-100	714,056	10.15	(8.6)	527,953	7.45	(8.7)
-200	589,645	8.48	(24.6)	369,634	5.28	(36.1)

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

Sterling calculated its one-year cumulative gap position to be a negative 6.1% and a negative 13.0% at September 30, 2005 and December 31, 2004, respectively.  Sterling calculated its three-year gap position to be a positive 2.9% and a negative 9.4% at September 30, 2005 and December 31, 2004, respectively.  While the one-year cumulative gap shows liability sensitivity at September 30, 2005, it does not correlate directly to an increased exposure to rising interest rates.  During the first quarter of 2005, Sterling restructured certain higher-rate borrowings with extensions, and certain borrowings which had premiums assigned when they were acquired.  Additionally, loan prepayment speeds for long-term loans can vary substantially in a rising rate environment.  These effects are not considered when calculating traditional gap analysis.  As a result of this restructuring and certain loan sales during the nine months ended September 30, 2005, management believes that it has improved Sterling’s IRR profile and will be able to better manage IRR.

Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%.  At September 30, 2005 and December 31, 2004, Sterling’s gap positions were within limits established by its Board of Directors.  Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods.  There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII.  See “– Results of Operations – Net Interest Income” and “– Capital.”

Sterling believes loan sales during the second quarter of 2005 and the retention of variable rates have improved its IRR profile.

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments.  Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings.  Deposits increased 14% to $4.39 billion at September 30, 2005 from $3.86 billion at December 31, 2004, mainly due to increases of $264.4 million and $169.5 million, respectively, in time deposits and transaction accounts.  The increase in time deposits was primarily due to the increase in interest rates as customers began shifting funds to higher yielding deposit products.

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

During the nine months ended September 30, 2005, net cash provided by investing activities was $128.6 million, which consisted mainly of payment proceeds on the loan and MBS portfolios totaling $2.18 billion, other loan and MBS sales totaling $588.5 million, partially offset by loans funded, purchased and MBS purchases totaling $2.62 billion.  During this period, net cash used in financing activities was $158.3 million, which consisted primarily of net repayments on wholesale funding, partially offset by net inflows from deposit accounts.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements.  At September 30, 2005, this credit line represented a total borrowing capacity of $2.36 billion, of which $363.5 million was available.  On April 5, 2005, the FHLB Seattle announced the submission of a proposed three-year business and capital management plan to its regulator.  The FHLB stated that during implementation of this three-year plan, member access to FHLB Seattle funding and liquidity is expected to continue unimpeded.  However, the FHLB Seattle indicated that over the next few years, while it implements its new business plan, minimal to no dividends would be available to its members.  Based on this guidance, Sterling anticipates a decrease in annual dividend income of approximately $2.0 million.

Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans.  At September 30, 2005, Sterling Savings Bank had $459.6 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $587.3 million.  The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.

Sterling, on a parent company-only basis, had cash of approximately $15.9 million and $19.2 million at September 30, 2005 and December 31, 2004, respectively.  At September 30, 2005 and December 31, 2004, Sterling had an investment of $110.1 million in the preferred stock of Sterling Savings Bank.  At September 30, 2005 and December 31, 2004, Sterling had an investment in the common stock of Sterling Savings Bank of $294.6 million.  Sterling received cash dividends on Sterling Savings Bank preferred stock of $8.7 million during the nine months ended September 30, 2005.  These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt.  Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as regulatory rules.  See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling also has the ability to secure additional capital through the capital markets.  The availability and cost of such capital is partially dependent on Sterling’s credit ratings, which as of October 31, 2005 were as follows:

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

Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities.  Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur.  The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts at September 30, 2005, which resulted in assets of $94,000 and $98,000, respectively.  At December 31, 2004, rate locks and forward sales commitments were assets of $76,000 and $12,000, respectively.

Other contractual obligations as of September 30, 2005 include loan purchases totaling approximately $73 million.

Capital

Sterling’s total shareholders’ equity was $499.7 million at September 30, 2005, compared to $469.8 million at December 31, 2004.  The increase in total shareholders’ equity was primarily due to the retention of earnings, partially offset by the increase in the unrealized loss on the investment portfolio.  Shareholders’ equity was 7.35% of total assets at September 30, 2005 compared with 6.77% at December 31, 2004.

At September 30, 2005, Sterling had an unrealized loss of $26.6 million, net of related income taxes, on investment securities and MBS classified as available for sale.  At December 31, 2004, Sterling had an unrealized loss of $9.5 million, net of related income taxes, on investment securities and MBS classified as available for sale.  The change since December 31, 2004 reflected the decrease in the market value of the MBS portfolio, which was primarily caused by the increase in long-term interest rates compared to those at December 31, 2004.  Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors.  The Trust Preferred Securities are treated as debt of Sterling, and qualify as Tier 1 capital, subject to certain limitations.  For a complete description, see Note 2 of “Notes to Consolidated Financial Statements.”

Sterling and Sterling Savings Bank are required by applicable regulations to maintain certain minimum capital levels.  Sterling and Sterling Savings Bank intend to enhance their capital resources and regulatory capital ratios through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard.  At September 30, 2005, Sterling and Sterling Savings Bank both exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations.  The following table sets forth their respective capital positions at September 30, 2005:

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighed assets
Sterling	$406,871	8.00%	$508,589	10.00%	$564,335	11.10%
Sterling Savings Bank	401,912	8.00%	502,390	10.00%	547,052	10.89%
Tier 1 capital to risk-weighed assets
Sterling	203,435	4.00%	305,153	6.00%	510,664	10.04%
Sterling Savings Bank	200,956	4.00%	301,434	6.00%	493,381	9.82%
Tier 1 capital to average assets (leverage ratio)
Sterling	266,924	4.00%	333,655	5.00%	510,664	7.65%
Sterling Savings Bank	265,241	4.00%	331,552	5.00%	493,381	7.44%

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

Regulation and Compliance

Sterling is subject to many laws and regulations applicable to banking activities.  As a bank holding company, Sterling is subject to comprehensive examination and regulation by the FRB.  Sterling Savings Bank, as a Washington State-chartered bank, is subject to comprehensive regulation and examination by the Washington Supervisor and the FDIC.  Sterling Savings Bank is further subject to FRB regulations related to deposit reserves and certain other matters.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results.  They are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  These statements speak only as of the date they are made.  Sterling does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.  There are a number of factors, many of which are beyond Sterling’s control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.  These factors, some of which are discussed elsewhere in this report, include:

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

STERLING FINANCIAL CORPORATION
(Registrant)

November 8, 2005	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Executive Vice President, Assistant Secretary, and
Chief Financial Officer

November 8, 2005	By:	/s/ William R. Basom
Date		William R. Basom
Vice President, Treasurer, and Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s quarterly report on Form 10-Q dated May 15, 2003 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s current report on Form 8-K filed September 2, 2005 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 filed December 9, 2002 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

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