Form 10-K
period 2005-12-31
STERLING FINANCIAL CORP /WA/
filed 2006-03-15
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
COMMISSION FILE NUMBER 0-20800
STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1572822 (IRS Employer Identification No.)
111 North Wall Street, Spokane, Washington 99201
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (509) 458-3711
Securities registered pursuant to Section 12(b) of the Act:

None (Title of each class)	None (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($1.00 par value)
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by The NASDAQ National Market, was $863,352,820.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of January 31, 2006 was 34,889,044.
DOCUMENTS INCORPORATED BY REFERENCE
Specific portions of the registrant’s Proxy Statement dated March 24, 2006, are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION
DECEMBER 31, 2005 ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
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
Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy and “Perfect Fit” banking products. Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its loan portfolio in the Pacific Northwest region. With $7.56 billion in total assets at December 31, 2005, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 140 retail branches located in Washington, Oregon, Idaho and Montana. Sterling originates loans through its branch offices, as well as through Action Mortgage residential loan production offices in the four-state area and Utah, and through INTERVEST commercial real estate lending offices in Washington, Oregon, Arizona and California. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.
Sterling continues to implement its strategy to become the leading community bank in the Pacific Northwest by increasing its commercial real estate, business banking, consumer and construction lending while also increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard. Such loans, however, generally involve a higher degree of risk than financing residential real estate. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations. The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC and the State of Washington Department of Financial Institutions (“Washington Supervisor”).
Company Growth
During 2005, Sterling Savings Bank expanded its service network with ten new financial service centers, including retail branches, business banking teams, private banking teams and a corporate banking team.
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
Subsequent to the end of Sterling’s 2005 fiscal year, on February 13, 2006, Sterling issued a joint press release with Lynnwood Financial Group, Inc., the parent company of Golf Savings Bank, announcing that they had signed a definitive agreement for the merger of Lynnwood Financial Group, Inc., with and into Sterling. Lynnwood’s subsidiaries, Golf Savings Bank and Golf Escrow Corporation, are expected to continue operations as wholly-owned subsidiaries of Sterling. The transaction, which is valued at approximately $65.3 million, is expected to close in the third quarter of 2006, pending receipt of regulatory and Lynnwood shareholder approvals and satisfaction of other customary closing conditions, and is expected to be accretive to Sterling’s earnings per share in 2006.

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
Profitability Drivers
We expect to increase our profitability in the future by:
•	continuing to increase the volume of our loans and change the mix of our loan portfolio to higher-yielding business banking, corporate banking and consumer loans.

•	growing our core deposits, particularly non-interest bearing consumer and commercial transaction deposits.

•	expanding products and services for corporate and business customers, including depository and treasury management services such as lockbox, on-line net banking, merchant services, analyzed and sweep accounts, remote deposit and international services.

•	diversifying and growing our fee income through existing and new fee income sources, including deposit fees, transaction fees, fees from mortgage banking and other fees.

•	maintaining strong asset quality through robust underwriting and credit approval functions.

•	managing interest rate risk to protect net interest margin in a changing interest rate environment.
Together, we believe these strategies will contribute to increasing high quality earnings and maximizing shareholder value. The effect of these strategies on our financial results is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Lending Activities
Focus on Community Lending. In recent years, Sterling began repositioning its loan portfolio and operations to be more like that of a community bank. In July 2005, Sterling completed the transition by converting to a commercial bank. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential permanent mortgage loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate.
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
Business, corporate and private banking loans generally involve a higher degree of risk than financing real estate, primarily because collateral is more difficult to appraise, the collateral may be difficult to obtain or liquidate following an uncured default and it is difficult to accurately predict the borrower’s ability to generate future cash flows. These loans, however, typically offer relatively higher yields and variable interest rates. The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling.
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
One- to Four-Family Residential Lending. Sterling originates fixed- and adjustable-rate residential mortgages (“ARMs”), which have interest rates that adjust annually or every three, five or seven years and are indexed to a variety of market indices, as well as interest only residential mortgages.
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
Consumer Lending. Consumer loans and lines of credit are originated directly through Sterling’s retail branches and Private Banking Group, and indirectly through Sterling’s Dealer Banking Department. Sterling finances purchases of consumer goods including automobiles, boats and recreational vehicles, and lines of credit for personal use. Generally, consumer loans are originated for terms ranging from six months to ten years. Interest rates may be either fixed or adjustable based on a contractual formula tied to established external indices. Sterling also makes loans secured by borrowers’ savings accounts and equity loans collateralized by residential real estate. Equity loans may have maturities of up to 20 years.
The following table sets forth information on loan originations for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Mortgage — permanent:
One- to four-family residential	$461,414	11.9	$400,391	13.7	$504,169	22.2
Multifamily residential	57,571	1.5	43,395	1.5	71,962	3.2
Commercial real estate	218,396	5.6	241,754	8.3	114,487	5.0

	737,381	19.0	685,540	23.5	690,618	30.4

Mortgage — construction:
One- to four-family residential	1,106,632	28.5	719,146	24.6	531,875	23.4
Multifamily residential	175,018	4.5	102,970	3.5	79,463	3.5
Commercial property	519,893	13.4	203,401	7.0	96,213	4.2

	1,801,543	46.4	1,025,517	35.1	707,551	31.1

Total mortgage loans	2,538,924	65.4	1,711,057	58.6	1,398,169	61.5

Commercial and consumer:
Corporate banking	351,228	9.1	352,767	12.1	204,733	9.0
Business banking	547,540	14.1	465,827	16.0	386,521	17.0
Consumer — direct	353,840	9.1	332,076	11.4	211,505	9.3
Consumer — indirect	90,096	2.3	56,403	1.9	73,046	3.2

Total commercial and consumer loans	1,342,704	34.6	1,207,073	41.4	875,805	38.5

Total loans originated	$3,881,628	100.0	$2,918,130	100.0	$2,273,974	100.0

Loan Portfolio Analysis. The following table sets forth the composition of Sterling’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(Dollars in thousands)
Mortgage — permanent:
One- to four-family residential	$488,633	9.9	$794,632	18.4	$407,999	13.8	$358,359	14.8	$315,242	14.8
Multifamily residential	332,211	6.7	184,754	4.3	167,220	5.7	161,547	6.7	155,250	7.3
Commercial real estate	792,219	16.0	699,879	16.3	463,191	15.7	458,712	18.9	438,594	20.5
Land and other	0	0.0	0	0.0	0	0.0	0	0.0	925	0.0

	1,613,063	32.6	1,679,265	39.0	1,038,410	35.2	978,618	40.4	910,011	42.6

Mortgage — construction:
One- to four-family residential	591,362	11.9	356,644	8.3	271,480	9.2	280,514	11.6	214,849	10.1
Multifamily residential	143,272	2.9	102,166	2.4	127,424	4.3	96,297	4.0	88,977	4.2
Commercial real estate	286,868	5.8	194,085	4.5	154,061	5.2	104,108	4.3	92,089	4.3

	1,021,502	20.6	652,895	15.2	552,965	18.7	480,919	19.9	395,915	18.6

Total mortgage loans	2,634,565	53.2	2,332,160	54.2	1,591,375	53.9	1,459,537	60.3	1,305,926	61.2

Commercial and consumer:
Business, private and corporate banking	1,531,079	30.9	1,311,197	30.4	948,304	32.2	655,727	27.0	520,866	24.3
Consumer — direct	618,528	12.5	543,895	12.6	309,931	10.5	246,578	10.2	244,097	11.4
Consumer — indirect	166,143	3.4	120,894	2.8	99,697	3.4	62,896	2.5	65,169	3.1

Total commercial and consumer loans	2,315,750	46.8	1,975,986	45.8	1,357,932	46.1	965,201	39.7	830,132	38.8

Total loans receivable	4,950,315	100.0	4,308,146	100.0	2,949,307	100.0	2,424,738	100.0	2,136,058	100.0

Deferred loan origination fees, net of costs	(8,916)		(6,907)		(7,276)		(6,450)		(5,980)

Gross loans receivable	4,941,399		4,301,239		2,942,031		2,418,288		2,130,078
Allowance for loan losses	(55,483)		(49,362)		(35,605)		(27,866)		(20,599)

Loans receivable, net	$4,885,916		$4,251,877		$2,906,426		$2,390,422		$2,109,479

Contractual Principal Payments. The following table sets forth the scheduled contractual principal repayments for Sterling’s loan portfolio at December 31, 2005. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for loan losses.

	Balance	Principal Payments
	Outstanding at	Contractually Due in Fiscal Years
	December 31, 2005	2006	2007-2010	Thereafter
		(Dollars in thousands)
Mortgage — permanent:
Fixed rate	$597,311	$31,153	$118,699	$447,459
Variable rate	1,015,752	47,063	359,945	608,744
Mortgage — construction	1,021,502	550,858	441,086	29,558
Consumer — direct	618,528	235,581	110,002	272,945
Consumer — indirect	166,143	36,381	120,119	9,643
Business, private and corporate banking	1,531,079	822,223	354,573	354,283

	$4,950,315	$1,723,259	$1,504,424	$1,722,632

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
For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 5 to 25 basis points of the unpaid principal balance. At December 31, 2005 and 2004, Sterling serviced for itself and for other investors, residential mortgage loans totaling $972.5 million and $1.17 billion, respectively. Of such mortgage loans, Sterling serviced $606.7 million and $373.6 million, respectively, at these dates for FHLMC, FHLB and FNMA. Sterling’s ability to continue as a seller/servicer for these agencies is dependent upon meeting their qualifications. Sterling currently meets all applicable requirements.
Sterling receives a fee for servicing commercial and multifamily real estate loans for other investors. This fee generally ranges from 10 to 25 basis points of the unpaid principal balance. At December 31, 2005 and 2004, Sterling serviced for itself and other investors, commercial and multifamily real estate loans totaling $1.74 billion and $1.48 billion, respectively.
Sterling also receives a fee of 50 basis points of the unpaid principal balance of each loan for servicing automobile loans for other investors. At December 31, 2005 and 2004, Sterling serviced $3.1 million and $7.8 million of such loans, respectively.
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
Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis. During the years ended December 31, 2005 and 2004, Sterling sold approximately $125.5 million and $16.3 million in loans under participation agreements, resulting in net gains of $449,000 and $44,000, respectively.
Sterling generally receives a fee of approximately 100 to 200 basis points of the principal balance of mortgage loans for releasing the servicing. In 2005, 94% of Sterling’s sales of Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) insured loans were sold into the secondary market on a loan-by-loan, servicing-released basis, compared with 64% in 2004.

In 2005, 6% of Sterling’s sales of conventional, FHA and VA insured loans were sold into the secondary market on a servicing-retained basis, compared with 36% in 2004. Sterling records a valuation of approximately 100 to 115 basis points of the principal balance of such loans for retaining the servicing. At December 31, 2005 and 2004, Sterling had recorded as net assets $5.4 million and $4.1 million in servicing rights, respectively. See Note 3 of “Notes to Consolidated Financial Statements.”
Loan Commitments. Sterling makes written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These loan commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans, the undisbursed portion of which aggregated $925.8 million and $485.2 million at December 31, 2005 and 2004, respectively. Sterling also had secured and unsecured commercial and personal lines of credit, the undisbursed portion of which was approximately $826.2 million and $623.1 million at December 31, 2005 and 2004, respectively. See Note 17 of “Notes to Consolidated Financial Statements.”
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
The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver MBS to the counterparty on the agreed terms. Action Mortgage could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments. During the years ended December 31, 2005 and 2004, Sterling recorded $168,000 and $231,000 in revenue from forward sales agreements and similar transactions, respectively. This revenue is a component of income from mortgage banking operations in the income statement.
Rate lock commitments and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of the rate lock commitments and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur. The estimated fair value of rate lock commitments and forward sales agreements as compared to the contracted amounts resulted in an asset of $147,000 and a liability of $25,000, respectively, at December 31, 2005. Rate lock commitments and forward sales agreements were assets of $76,000 and $12,000, respectively, at December 31, 2004.
Classified Assets, Real Estate Owned and Delinquent Loans. To measure the quality of assets, including loans and real estate owned (“REO”), Sterling has established guidelines for classifying assets and determining provisions for anticipated loan and REO losses. Under these guidelines, an allowance for anticipated loan and REO losses is established when certain conditions exist. This system for classifying and reserving for loans and REO is administered by Sterling’s Special Assets and Asset Recovery Departments, which are responsible for minimizing loan deficiencies and losses therefrom. An oversight committee, comprised of senior management, monitors the activities of the Special Assets and Asset Recovery Departments and reports results to Sterling’s Board of Directors.
Under this system, Sterling classifies loans and other assets it considers of questionable quality. Sterling’s system employs the classification categories of “substandard,” “doubtful” and “loss.” Substandard assets have deficiencies, which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets decreased to $59.6 million at December 31, 2005, from $68.3 million at December 31, 2004. As a percentage of total assets, classified assets decreased from the prior year. The percentage of classified assets to total assets was 0.79% and 0.98% at December 31, 2005 and 2004, respectively. See “– Major Classified Loans.”
Assets classified as substandard or doubtful require the establishment of valuation allowances in amounts considered by management to be adequate under accounting principles generally accepted in the United States of America (“GAAP”). Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount. At December 31, 2005, Sterling’s assets classified as loss totaled $2.2 million compared to $3.6 million at December 31, 2004. Judgments regarding the adequacy of a valuation allowance are based on ongoing evaluations of the nature, volume and quality of the loan portfolio, REO, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

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
The following table sets forth the activity in Sterling’s REO for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$1,865	$4,226	$3,953
Loan foreclosures and other additions	2,271	4,445	3,900
Improvements and other changes	331	(132)	282
Sales	(3,665)	(6,669)	(3,729)
Provisions for losses	(23)	(5)	(180)

Balance at end of period	$779	$1,865	$4,226

Major Classified Loans. Sterling’s classified loans, with a net carrying value at December 31, 2005 of more than $5.0 million each, which together constitute 51% of classified assets, included the following:
Sterling holds six commercial loans secured by real estate, inventory and accounts receivable. The aggregate carrying value of these loans at December 31, 2005, was $9.1 million. These loans have been classified due to declining sales and high operating expenses. These loans remain current.
Sterling holds an income property loan secured by a specialized care facility. The aggregate carrying value of this loan at December 31, 2005 was $8.1 million. This loan remains current.
Sterling holds an owner occupied commercial real estate loan and three flooring lines for an auto dealership. The aggregate carrying value of these loans at December 31, 2005 was $7.8 million. These loans are secured by commercial and personal real estate. These loans remain current.
Sterling holds an income property loan secured by a specialized care facility. The aggregate carrying value of this loan at December 31, 2005 was $5.1 million. The loan has been classified due to the facility’s low occupancy rates. This loan remains current.
Major Real Estate Owned. At December 31, 2005, the aggregate value of REO properties was relatively low at $779,000, as asset quality and the economy improved during the year. Additionally, the value of REO was reduced when a large REO property was sold.
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

The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Nonaccrual loans	$6,542	$10,738	$16,208	$16,278	$21,102
Restructured loans	1,081	1,305	1,164	594	886

Total nonperforming loans	7,623	12,043	17,372	16,872	21,988
Real estate owned (1)	779	1,865	4,226	3,953	2,982

Total nonperforming assets	$8,402	$13,908	$21,598	$20,825	$24,970

Ratio of total nonperforming assets to total assets	0.11%	0.20%	0.50%	0.59%	0.82%
Ratio of total nonperforming loans to gross loans	0.15%	0.28%	0.59%	0.70%	1.03%
Ratio of allowance for estimated losses on loans to total nonperforming loans (2)	975.9%	538.3%	216.6%	174.3%	91.9%

(1)	Amount is net of the allowance for REO losses.

(2)	Excludes loans classified as loss. Loans classified as loss that are excluded from allowance for loan losses were $2,159,000, $3,528,000, $2,897,000, $2,067,000 and $1,843,000 at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. There were no loans classified as loss that are excluded from total nonperforming loans in any of the periods.
Sterling regularly reviews the collectibility of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is reversed from income at that time. Loans may be placed in nonaccrual status earlier if, in management’s judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Interest income of $258,000, $659,000 and $1,025,000 was recorded on these loans during the years ended December 31, 2005, 2004 and 2003, respectively. Additional interest income of $693,000, $1,348,000 and $1,487,000 would have been recorded during the years ended December 31, 2005, 2004 and 2003, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms.
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
The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for probable losses related to specifically identified loans as well as probable losses in the remaining portfolio. The allowance is based upon historical loss experience, delinquency trends, portfolio size, concentrations of risk, prevailing and anticipated economic conditions, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, specific problem loans and other relevant factors. The portfolio is grouped into standard industry categories for homogeneous loans based on characteristics such as loan type, borrower and collateral. Multiple years of historical loss experience are used to develop loss emergence periods and expected losses for each loan category.
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

Management believes that the allowance for loan losses is adequate given the composition and risks of the loan portfolios, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling’s allowance for estimated losses on loans for the periods indicated:

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Balance at beginning of period	$49,362	$35,605	$27,866	$20,599	$16,740
Charge-offs:
Mortgage — permanent	(37)	(59)	(165)	(48)	(270)
Mortgage — construction	(19)	(645)	(106)	(868)	(756)
Consumer — direct	(1,107)	(1,373)	(1,146)	(954)	(1,011)
Consumer — indirect	(449)	(370)	(445)	(407)	(544)
Business, private and corporate banking	(8,039)	(3,036)	(2,391)	(2,776)	(2,016)

Total charge-offs	(9,651)	(5,483)	(4,253)	(5,053)	(4,597)

Recoveries:
Mortgage — permanent	6	25	42	19	9
Mortgage — construction	0	2	3	2	31
Consumer — direct	237	214	160	208	203
Consumer — indirect	201	111	149	170	184
Business, private and corporate banking	128	16	268	54	29

Total recoveries	572	368	622	453	456

Net charge-offs	(9,079)	(5,115)	(3,631)	(4,600)	(4,141)
Provisions for loan losses	15,200	12,150	10,500	11,867	8,000
Allowance for losses on assets acquired	0	6,722	870	0	0

Balance at end of period	$55,483	$49,362	$35,605	$27,866	$20,599

Allowances allocated to loans classified as loss	$2,159	$3,528	$2,897	$2,067	$1,843
Ratio of net charge-offs to average loans outstanding during the period	0.20%	0.13%	0.13%	0.21%	0.21%

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

	December 31,
	2005		2004		2003		2002		2001
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		as a		as a		as a		as a		as a
		Percentage		Percentage		Percentage		Percentage		Percentage
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in thousands)
Mortgage — permanent	$14,576	32.6	$10,632	39.0	$4,902	35.2	$2,881	40.4	$2,285	42.6
Mortgage — construction	8,016	20.6	6,264	15.2	6,336	18.7	6,199	19.9	3,601	18.6
Consumer — direct	6,795	12.5	7,247	12.6	3,843	10.5	2,986	10.2	2,812	11.4
Consumer — indirect	1,205	3.4	1,156	2.8	1,676	3.4	1,349	2.5	1,202	3.1
Business, private and corporate banking	23,626	30.9	23,710	30.4	17,979	32.2	14,014	27.0	10,211	24.3
Unallocated	1,265	N/A	353	N/A	869	N/A	437	N/A	488	N/A

	$55,483	100.0	$49,362	100.0	$35,605	100.0	$27,866	100.0	$20,599	100.0

Investments and Mortgage-Backed Securities
Investments and MBS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. At December 31, 2005 and 2004, investments and MBS classified as held to maturity were $51.9 million and $47.4 million, respectively. See “MD&A – Critical Accounting Policies – Investments and MBS.”
At December 31, 2005 and 2004, investments and MBS classified as available for sale were $2.08 billion and $2.16 billion, respectively. The carrying value of these investments and MBS at December 31, 2005 and 2004 includes net unrealized losses of $54.1 million and $14.8 million, respectively. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income and may continue to do so in future periods. See “MD&A – Critical Accounting Policies – Investments and MBS.”
Sterling invests primarily in MBS issued by FHLMC and FNMA and other agency obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral, which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and MBS. See “MD&A – Results of Operations –Non-Interest Income and Non-Interest Expense” and Note 1 of “Notes to Consolidated Financial Statements.”
The following table provides the carrying values, contractual maturities and weighted average yields of Sterling’s investment and MBS portfolio at December 31, 2005. Actual maturities may differ from the contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Maturity
	Less than	One to	Over Five to	Over Ten
	One Year	Five Years	Ten Years	Years	Total
	(Dollars in thousands)
Mortgage-backed securities
Balance	$0	$15,628	$88,828	$1,856,126	$1,960,582
Weighted average yield	0.00%	3.57%	3.87%	4.73%	4.68%
U.S. government and agency obligations
Balance	$7,956	$13,837	$0	$0	$21,793
Weighted average yield	3.75%	4.05%	0.00%	0.00%	3.94%
FHLB Seattle stock, at cost
Balance	$0	$0	$0	$76,626	$76,626
Weighted average yield (1)	0.00%	0.00%	0.00%	0.00%	0.00%
Municipal bonds
Balance	$350	$2,816	$7,234	$40,507	$50,907
Weighted average yield (2)	4.60%	3.73%	3.81%	4.64%	4.47%
Other (3)
Balance	$857	$160	$1,500	$16,114	$18,631
Weighted average yield	3.47%	3.49%	0.00%	0.00%	0.04%

Total carrying value	$9,163	$32,441	$97,562	$1,989,373	$2,128,539

Weighted average yield	3.76%	3.79%	3.81%	4.51%	4.46%

(1)	FHLB Seattle is not currently paying dividends.

(2)	The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.

(3)	Other investments relate primarily to limited partnership interests in low-income housing projects.

The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling’s investment and MBS portfolio at the dates indicated:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Mortgage-backed securities	$1,960,582	$2,036,920	$983,736
U.S. government and agency obligations	21,793	28,070	13,333
FHLB Seattle stock	76,626	74,846	51,261
Municipal bonds	50,907	47,449	6,285
Other	18,631	17,300	18,569

Total	$2,128,539	$2,204,585	$1,073,184

Available for sale	2,076,615	2,157,136	1,070,955
Held to maturity	51,924	47,449	2,229

Total	$2,128,539	$2,204,585	$1,073,184

Weighted average yield	4.46%	4.50%	4.62%
Sources of Funds
General. Sterling’s primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, FHLB Seattle advances, secured lines of credit and other borrowings, proceeds from sales of investments and MBS, and proceeds from sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other borrowings and other economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See “– Lending Activities” and “– Investments and Mortgage-Backed Securities.”
Deposit Activities. As a regional community bank, Sterling offers a variety of accounts for depositors designed to attract both short-term and long-term deposits from the general public. These accounts include money market deposit accounts (“MMDA”), checking accounts, savings accounts and certificates of deposit (“CDs”) accounts. Sterling offers both interest- and non-interest-bearing checking accounts. The interest-bearing checking accounts can be subject to monthly service charges, unless a minimum balance is maintained. MMDA, CDs and savings accounts earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.
With the exception of certain promotional CDs and variable-rate 18-month Individual Retirement Account certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.
Sterling supplements its retail deposit gathering by soliciting funds from public entities and acquiring brokered deposits. Public funds were 8.9% and 8.5% of deposits at December 31, 2005 and 2004, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had $628.3 million and $375.3 million of brokered deposits at December 31, 2005 and 2004, respectively.

The primary deposit vehicles being utilized by Sterling’s customers are CDs with terms of one year or less, regular savings accounts, MMDA, interest-bearing transaction accounts and non-interest-bearing transaction accounts. The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Average	Interest	Average	Interest	Average	Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Time deposits	$2,041,122	3.35%	$1,608,599	2.57%	$1,152,281	2.54%
Regular savings and MMDA	1,158,270	1.92	1,092,612	1.04	572,842	1.15
Checking accounts:
Interest-bearing	419,137	0.32	399,963	0.21	318,722	0.31
Noninterest-bearing	648,385	0.00	546,128	0.00	280,990	0.00

	$4,266,914	2.16%	$3,647,302	1.47%	$2,324,835	1.58%

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Dollars in thousands)
Less than 3 months	$525,623	$293,748
3 to 6 months	332,184	245,928
6 to 12 months	449,559	202,773
Over 12 months	201,183	261,189

	$1,508,549	$1,003,638

The following table sets forth the composition of Sterling’s deposit accounts at the dates indicated:

	December 31,
	2005		2004
		Percentage		Percentage
		of Total		of Total
	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)
Interest-bearing checking	$432,936	9.0	$413,217	10.7
Noninterest-bearing checking	673,934	14.0	574,186	14.9
Regular savings	187,646	3.9	203,487	5.3
MMDA	1,124,387	23.4	901,384	23.3

Variable-rate time deposits:
9 to 36 months	112,940	2.3	142,218	3.7

Fixed-rate time deposits:
1 to 11 months	1,399,372	29.1	890,614	23.1
12 to 35 months	462,947	9.6	284,223	7.4
36 to 240 months	412,139	8.7	453,967	11.6

Total deposits	$4,806,301	100.0	$3,863,296	100.0

A majority of Sterling’s depositors are residents of the states of Washington, Oregon, Idaho and Montana. Sterling has 132 automated teller machines (“ATM”) to better serve customers in those markets. Customers also can access ATMs operated by other financial institutions. Sterling is a member of The Exchange and the Plus System ATM networks that allow participating customers to deposit or withdraw funds from transaction accounts, MMDA and savings accounts at numerous locations in the United States and internationally.
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
The FHLB Seattle is part of a system that consists of 12 regional Federal Home Loan Banks each subject to Federal Housing Finance Board supervision and regulation, and that function as a central reserve bank providing credit to financial institutions. As a condition of membership in the FHLB Seattle, Sterling Savings Bank is required to own stock of the FHLB Seattle in an amount determined by a formula based upon the larger of Sterling Savings Bank’s total mortgages outstanding or total advances from the FHLB Seattle. At December 31, 2005, Sterling Savings Bank held more than the minimum FHLB Seattle stock ownership requirement. The stock of the FHLB Seattle always has been redeemable at par value, but there can be no assurance that this always will be the case.
As a member of the FHLB Seattle, Sterling Savings Bank can apply for advances on the security of its FHLB Seattle stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or its agencies), provided certain standards related to creditworthiness, including a minimum ratio of total capital assets of at least five percent, are met. Each available credit program has its own interest rate and range of maturities. At December 31, 2005, Sterling had advances totaling $1.44 billion from the FHLB Seattle, which mature from 2006 through 2016 at interest rates ranging from 1.87% to 8.08%. See “MD&A – Liquidity and Capital Resources” and Note 9 of “Notes to Consolidated Financial Statements.”
Sterling also borrows funds under reverse repurchase agreements with major broker/dealers and financial entities pursuant to which it sells investments (generally, U.S. agency obligations and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $611.7 million and $779.0 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2005 and 2004, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “MD&A – Asset and Liability Management,” “MD&A – Liquidity and Capital Resources” and Note 10 of “Notes to Consolidated Financial Statements.”
Other Borrowings. At December 31, 2004, Sterling had a $19 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”). On March 31, 2005, Sterling repaid $14 million of principal on this borrowing. On April 29, 2005, Sterling repaid the remaining balance of this borrowing.
On May 18, 2005, Sterling entered into a $40 million variable-rate credit agreement (the “Credit Facility”) with Bank of Scotland. Funds can be borrowed for up to one year after the agreement date before the credit line expires. Once funds have been borrowed, Sterling can take up to seven years to repay the principle. Amounts loaned pursuant to the Credit Facility bear Eurodollar interest at the LIBOR rate (as defined in the Credit Facility) plus a specified margin based on Sterling’s credit ratings and compliance with the terms of the Credit Facility. The Credit Facility is secured by a majority of the preferred stock of Sterling’s wholly owned subsidiary, Sterling Savings Bank. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on Sterling’s ability to take certain actions, such as incur debt, make investments and make acquisitions of other entities. Sterling is obligated to commence repayment of any loan principal on the third anniversary of the date Sterling entered into the Credit Facility, and is permitted to prepay loan principal without penalty. No amounts borrowed and repaid under the Credit Facility may be reborrowed. As of December 31, 2005, no funds had been advanced to Sterling under the Credit Facility. For further details, see Sterling’s Form 8-K filed May 20, 2005 on the SEC’s website, located at www.sec.gov.
At December 31, 2005, Sterling had outstanding $108.7 million in various series of Trust Preferred Securities issued to investors. See Note 11 of “Notes to Consolidated Financial Statements.”
The following table sets forth certain information regarding Sterling’s short-term borrowings as of and for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements	$821,363	$779,012	$285,637
Short-term advances	587,719	648,648	372,500

Average amount outstanding during the period:
Short-term reverse repurchase agreements	$634,838	$630,057	$56,518
Short-term advances	461,897	517,499	197,500

Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements	3.23%	2.22%	1.82%
Short-term advances	3.15%	2.77%	2.73%

Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements	3.68%	2.53%	1.59%
Short-term advances	3.39%	3.36%	2.51%

The following table sets forth certain information concerning Sterling’s outstanding borrowings for the periods indicated:

	December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
FHLB Seattle advances:
Short-term	$670,047	30.9	$562,238	22.1	$408,685	26.8
Long-term	773,415	35.7	1,073,695	42.1	617,346	40.4
Securities sold subject to reverse repurchase agreements and funds purchased:
Short-term	261,676	12.1	780,012	30.6	288,137	18.9
Long-term	350,000	16.2	0	0.0	75,000	4.9
Floating Rate Notes Due 2006 (1)	0	0.0	0	0.0	30,000	2.0
Term note payable (2)	0	0.0	19,000	0.7	22,000	1.4
Trust Preferred Securities	108,707	5.0	108,685	4.3	80,415	5.3
Other	1,981	0.1	4,137	0.2	5,583	0.3

Total borrowings	$2,165,826	100.0	$2,547,767	100.0	$1,527,166	100.0

Weighted average interest rate at end of period		4.03%		3.36%		3.40%

(1)	These notes were redeemed in full in December 2004.

(2)	These notes were redeemed in full in April 2005.
Subsidiaries
Sterling’s principal subsidiary is Sterling Savings Bank. Sterling Savings Bank has three principal subsidiaries, which have been previously described: Action Mortgage, INTERVEST and Harbor Financial. Additionally, Sterling and Sterling Savings Bank have the following other wholly owned, direct subsidiaries:
Sterling Financial Corporation.
(1)	Sterling Capital Trust II (“SCT-II”) was organized in July 2001 as a Delaware business trust. Sterling owns all the common equity of SCT-II. The sole asset of SCT-II is the Junior Subordinated Debentures-II issued by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(2)	Sterling Capital Trust III (“SCT-III”) was organized in April 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-III. The sole asset of SCT-III is the Junior Subordinated Debentures-III issued by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(3)	Sterling Capital Trust IV (“SCT-IV”) was organized in May 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-IV. The sole asset of SCT-IV is the Junior Subordinated Debentures-IV issued by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(4)	Sterling Capital Statutory Trust V (“SCT-V”) was organized in May 2003 as a Connecticut business trust. Sterling owns all the common equity of SCT-V. The sole asset of SCT-V is the Junior Subordinated Debentures -V issued by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(5)	Sterling Capital Trust VI (“SCT-VI”) was organized in June 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-VI. The sole asset of SCT-VI is the Junior Subordinated Debentures-VI issued by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(6)	Klamath First Capital Trust I (“KCT-I”) was organized in July 2001 as a Delaware business trust. Sterling owns all the common equity of KCT-I. The sole asset of KCT-I is the Junior Subordinated Debentures-I issued by KFBI and assumed by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(7)	Klamath First Capital Trust II (“KCT-II”) was organized in April 2002 as a Delaware business trust. Sterling owns all the common equity of KCT-II. The sole asset of KCT-II is the Junior Subordinated Debentures-II issued by KFBI and assumed by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(8)	Tri-Cities Mortgage Corporation was organized to engage in real estate development.
Sterling Savings Bank.
(1)	The Dime Service Corporation was acquired as part of a merger in February 2003. The corporation is currently inactive.
(2)	Evergreen Environmental Development Corporation was organized to engage in real estate development.
(3)	Evergreen First Service Corporation owns all of the outstanding capital stock of Harbor Financial, through which Sterling offers tax-deferred annuities, mutual funds and other financial products.
(4)	Fidelity Service Corporation acts as a trustee in the reconveyance of deeds of trust originated by Sterling Savings Bank and Action.
(5)	Pacific Cascades Financial, Inc. was acquired in January 2004. The corporation acts as trustee in the reconveyance of deeds of trust.
(6)	Peter W. Wong Associates, Inc. was organized to offer alternative financial services.
(7)	Source Capital Corporation was acquired in September 2001. The corporation was organized to hold and service loans, and is currently inactive.
(8)	Source Capital Leasing Corporation was acquired in September 2001, and was organized to engage in corporate leasing.
(9)	Tri-West Mortgage, Inc. was organized to engage in mortgage banking, and is currently inactive.
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
Personnel
As of December 31, 2005, Sterling, including its subsidiaries, had 1,789 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes it has good relations with its employees.
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
Regulation
The following is not intended to be a complete discussion but is intended to be a summary of some of the more significant provisions of laws applicable to Sterling and its subsidiaries. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Sterling, including changes in interpretation or implementation thereof, could have a material effect on Sterling’s business.
General
Sterling is a bank holding company and as such is subject to comprehensive examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Sterling Savings Bank is a Washington State-chartered commercial bank and its deposits are insured by the FDIC. Sterling Savings Bank is subject to comprehensive regulation, examination and supervision by the FDIC and the Washington Department of Financial Institutions, Division of Banks. Furthermore, certain transactions and savings deposits are subject to regulations and controls promulgated by the Federal Reserve Board. Sterling’s nonbank subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies for the states in which they conduct business.
These laws and regulations could restrict Sterling’s ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on its capital stock. Sterling may also be required to provide financial support to one or more of its subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions.
Bank Holding Company Regulation
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
The Sarbanes-Oxley Act. In July 2002, the Sarbanes-Oxley Act of 2002 (the ” SOA “ ) was enacted in response to public concerns regarding corporate accountability. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The SOA generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”).
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
The Riegle-Neal Interstate Banking and Branching Efficiency Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.
Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Washington restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.
The Bank Holding Company Act. As a bank holding company, Sterling is governed by The Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to supervision and examination by the Federal Reserve Board. Sterling files annual reports of operations with the Federal Reserve Board.
In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board’s approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the Federal Reserve Board, it may engage de novo in certain permissible non-banking activities without prior Federal Reserve Board approval.
The Change in Bank Control Act. Pursuant to The Change in Bank Control Act of 1978, as amended, a person (or group of persons acting in concert) acquiring “control” of a bank holding company is required to provide the Federal Reserve Board with 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days within which to issue a notice disapproving the proposed acquisition, but the Federal

Reserve Board may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the transaction. In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Sterling.
The Federal Reserve Act. Sterling and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, Sterling and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, as defined, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.
Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Sterling’s ability to obtain funds from its banking subsidiaries for its cash needs, including funds for payment of dividends, interest and operational expenses.
Tying Arrangements. Sterling is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Sterling nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by Sterling or (2) an agreement by the customer to refrain from obtaining other services from a competitor.
Support of Subsidiary Banks. Under Federal Reserve policy, Sterling is expected to act as a source of financial and managerial strength to its banking subsidiary. This means that Sterling is required to commit, as necessary, resources to support Sterling Savings Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.
Federal and State Regulation of Banking Activities
General. The deposits of Sterling Savings Bank are insured by the FDIC. As a result, it is subject to supervision and regulation by the FDIC as well as the Washington Department of Financial Institutions, Division of Banks. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.
Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Regulation of Management. Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
Safety and Soundness Standards. The Federal Deposit Insurance Corporation Act of 1991 requires the FDIC to imposes upon banks certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
Lending Restrictions and Disclosure Requirements. The Federal Reserve Board has adopted amendments to the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), which expand the protections of HOEPA to cover more transactions and prohibit certain practices deemed harmful to borrowers. If a loan qualifies as a HOEPA loan, certain practices and terms on high-cost mortgages are restricted and require special consumer disclosures. The interest rate trigger on first-time liens used to determine whether a loan qualifies as a HOEPA loan has been lowered from 10% to 8% and the cost of single-premium credit insurance products has been added to the points and fees test. As a result, more of Sterling’s loans are expected to be subject to HOEPA restrictions and disclosure requirements.
Deposit Insurance Assessments. Through the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), the FDIC insures the deposits of Sterling Savings Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by a BIF and SAIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.
The BIF and SAIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The BIF and SAIF assessment rate for Sterling Savings Bank, as a well capitalized institution, currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on Sterling’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Sterling’s subsidiary, Sterling Savings Bank, could have a material adverse effect on Sterling’s earnings.
All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.39 cents per $100 of BIF- assessable deposits in 2005. The FDIC established the FICO assessment rate effective for the first quarter of 2006 at approximately 1.32 cents annually per $100 of assessable deposits.
On February 15, 2006, President Bush signed the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which contains comprehensive deposit insurance reform provisions. This bill provides for legislative reforms to modernize the federal deposit insurance system. Among other things, provisions in the modernization legislation would: 1) merge the BIF and SAIF into a new Deposit Insurance Fund; 2) index the $100,000 deposit insurance limit to inflation beginning in 2010 and every succeeding five years while giving the FDIC authority to determine whether raising the standard maximum deposit insurance is warranted; 3) increase the deposit insurance limit for certain retirement accounts to $250,000, with such limit indexed to inflation; 4) allow the FDIC Board to set assessments; and 5) require final regulations to be issued no later than 270 days after enactment. The final regulations implementing these changes have not yet been issued, and are not expected to have a material adverse effect on Sterling during 2006.

Dividends Restrictions. Sterling is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends Sterling Savings Bank and certain other subsidiaries may pay without regulatory approval.
Federal bank regulatory agencies have the authority to prohibit Sterling Savings Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on Sterling Savings Bank’s financial condition, could be deemed an unsafe or unsound practice. The ability of Sterling Savings Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.
Federal Reserve System. Sterling Savings Bank is subject to various regulations promulgated by the Fed, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). Regulation D requires non-interest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of San Francisco or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Fed may be used to satisfy liquidity requirements. As of December 31, 2005, Sterling Savings Bank met these requirements.
Federal Taxation. Sterling is subject to federal income taxation under the Internal Revenue Code of 1986, as amended, in the same manner as other corporations. Sterling files consolidated federal income tax returns on the accrual basis. See Note 12 of “Notes to Consolidated Financial Statements.”
State Law and Regulation. Sterling Savings Bank, as a Washington State-chartered institution, is subject to regulation by the Washington Supervisor of the Washington Department of Financial Institutions, which conducts regular examinations to ensure that Sterling Savings Bank’s operations and policies conform with sound industry practice. The liquidity and other requirements set by the Washington Supervisor are generally no stricter than the liquidity and other requirements set by the Federal Reserve Board. State law regulates the amount of credit that can be extended to any one person or marital community and the amount of money that can be invested in any one property. Without the Washington Supervisor’s approval, Sterling Savings Bank currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings Bank’s total assets. State law also regulates the types of loans Sterling Savings Bank can make. Without the Washington Supervisor’s approval, Sterling Savings Bank cannot currently invest more than 10% of its total assets in other corporations. Sterling Savings Bank also operates branches within the states of Oregon, Idaho and Montana and therefore its operations in these states are subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance and the Montana Department of Finance, as applicable. Sterling and its subsidiaries are also required to comply with applicable laws and regulations for activities in Arizona, California and Utah.
Capital Adequacy
Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.
Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus, undivided profits, and trust preferred obligations. Tier II capital generally consists of the allowance for loan losses and hybrid capital instruments. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.
Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.
Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

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
Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Sterling does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond Sterling’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:
•	the inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Sterling;

•	the willingness of customers to substitute competitors’ products and services for Sterling’s products and services;

•	Sterling’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	Sterling’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending and saving habits;

•	the strength of the United States economy in general and the strength of the local economies in which Sterling conducts its operations; and

•	Sterling’s success at managing the risks involved in the foregoing.
Where You Can Find More Information
The periodic reports Sterling files with the SEC are available on Sterling’s website at www.sterlingsavingsbank.com after the reports are filed with the SEC. The SEC maintains a website located at www.sec.gov that also contains this information. The information on Sterling’s website and the SEC’s website is not part of this annual report on Form 10-K. Sterling will provide you with copies of these reports, without charge, upon request made to:
Investor Relations
Sterling Financial Corporation
111 North Wall Street
Spokane, Washington 99201
(509) 458-3711

Item 1A. Risk Factors
Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents Sterling files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.
As a bank holding company, Sterling’s earnings are dependent upon the performance of its bank and non-bank subsidiaries as well as by business, economic and political conditions.
Sterling is a legal entity separate and distinct from Sterling Savings Bank, although the principal source of its cash is dividends from Sterling Savings Bank. Sterling’s right to participate in the assets of any subsidiary upon such subsidiary’s liquidation, reorganization or otherwise will be subject to the claims of the subsidiary’s creditors, which will take priority except to the extent that Sterling may be a creditor with a recognized claim.
Sterling Savings Bank is also subject to restrictions under federal law which limit the transfer of funds to Sterling or to other affiliates, whether in the form of loans, extensions of credit, investments, asset purchases or otherwise. Such transfers by Sterling Savings Bank to Sterling or any other affiliate are limited in amount to 10% of Sterling Savings Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be collateralized.
Earnings are impacted by business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which Sterling operates. Business and economic conditions that negatively impact household or corporate incomes could decrease the demand for Sterling products and increase the number of customers who fail to pay their loans.
A downturn in the local economies or real estate markets could negatively impact Sterling’s banking business.
A downturn in the local economies or real estate markets could negatively impact Sterling’s banking business. Because Sterling primarily serves individuals and businesses located in the Pacific Northwest, a significant portion of its total loan portfolio is originated in the Pacific Northwest or secured by Pacific Northwest real estate or other assets. As a result of this geographic concentration the ability of customers to repay their loans, and consequently Sterling’s results, are impacted by the economic and business conditions in the Pacific Northwest, in particular in the metropolitan areas of Seattle, Washington, Portland, Oregon, Boise, Idaho, Sacramento, California and Phoenix, Arizona. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures Sterling loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, Sterling’s results of operations or financial condition could be adversely affected.
Furthermore, current uncertain geopolitical trends and negative economic trends, including uncertainty regarding economic growth and increased unemployment, may negatively impact businesses in Sterling’s markets. While the short-term and long-term effects of these events remain uncertain, they could adversely affect general economic conditions, consumer confidence, market liquidity or result in changes in interest rates, any of which could have a negative impact on banking business.
Sterling has shifted its focus to community banking.
Sterling is increasing its business banking, consumer and construction lending while placing an increased emphasis on attracting greater volumes of retail deposits. Business banking, consumer and construction loans generally produce higher yields than residential mortgage loans. Such loans, however, generally involve a higher degree of risk than the financing of residential real estate, primarily because the collateral may be difficult to obtain or liquidate in the event of default. Construction lending is subject to risks such as construction delays, cost overruns, insufficient collateral and the inability to obtain permanent financing in a timely manner. Business banking and construction loans are more expensive to originate than residential mortgage loans. As a result, Sterling’s operating expenses are likely to increase as Sterling increases its lending in these areas. Additionally, Sterling is likely to experience higher levels of loan losses than it would on residential mortgage loans. There can be no assurance that Sterling’s emphasis on community banking will be successful or that any increase in the yields on business banking, consumer and construction loans will offset higher levels of expense and losses on such loans.

Sterling’s loan originations are highly concentrated in certain types of loans.
Sterling’s loans, with limited exceptions, are secured by either, real estate, marketable securities or corporate assets. A significant portion of Sterling’s loans are residential construction loans. Sterling’s ability to continue to originate such loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral, resulting in losses or delinquencies. Sterling’s residential mortgage and home equity loans are primarily secured by residential property in the Pacific Northwest. As a result, conditions in the real estate markets specifically, and the Pacific Northwest economy generally, can materially impact the ability of its borrowers to repay their loans and affect the value of the collateral securing these loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates.
At December 31, 2005, approximately 21% of Sterling Savings Bank’s total loan portfolio consisted of construction loans, approximately 23% of which were for speculative endeavors. A reduction in the demand for new construction could have a negative impact on the Bank and therefore on Sterling. Additionally, 23% of the Bank’s loan portfolio consisted of multifamily residential and commercial property loans at December 31, 2005.
Sterling’s earnings are significantly affected by the fiscal and monetary policies of the federal government and the governments of the states in which it operates.
The Board of Governors of the Federal Reserve System, also known as the Federal Reserve Board, regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which impact net interest margin, and can materially affect the value of financial instruments such as debt securities and mortgage servicing rights. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and hard to predict or anticipate.
The amount of income taxes that Sterling is required to pay on its earnings is based on federal and state legislation and regulations. Sterling provided for current and deferred taxes in its financial statements, based on its results of operations, business activity, legal structure and interpretation of tax statutes. Sterling may take filing positions or follow tax strategies that may be subject to challenge. Sterling’s net income and earnings per share may be reduced if a federal, state, or local authority assessed charges for taxes that have not been provided for in its consolidated financial statements. There can be no assurance that Sterling will achieve its effective tax rate or that taxing authorities will not change tax legislation, challenge filing positions, or assess taxes and interest charges.
Changes in market interest rates could adversely affect Sterling’s earnings.
Sterling’s earnings are impacted by changing market interest rates. Changes in market interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. One of Sterling’s primary sources of income from operations is net interest income, which is equal to the difference between the interest income received on interest-earning assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce net interest income as the difference between interest income and interest expenses decreases.
Interest rates are currently rising and if interest rates continue to rise, the amount of interest Sterling pays on deposits and borrowings could increase more quickly than the amount of interest Sterling receives on its loans, mortgage-related securities and investment securities. This could cause Sterling profits to decrease. Rising interest rates would likely reduce the value of Sterling’s mortgage-related securities and investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. Increasing market interest rates may also depress property values, which could affect the value of collateral securing Sterling loans.

An increase in interest rates could also have a negative impact on Sterling’s results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the allowances for loan losses. In addition, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of Sterling investment securities and other interest-earning assets.
Sterling’s cost of funds may increase as a result of general economic conditions, interest rates or competitive pressures.
Sterling’s cost of funds may increase because of general economic conditions, unfavorable conditions in the capital markets, interest rates and competitive pressures. Sterling has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or other factors, Sterling’s level of deposits decreases relative to its overall banking operation. Sterling may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact net interest margin.
Competition may adversely affect Sterling’s ability to attract and retain customers at current levels.
The banking and financial services businesses in Sterling’s market areas are highly competitive. Competition in the banking, mortgage and finance industries may limit Sterling’s ability to attract and retain customers. Sterling faces competition from other banking institutions, savings banks, credit unions and other financial institutions. Sterling also competes with non-bank financial service companies within the states that it serves and out of state financial intermediaries that have opened loan production offices or that solicit deposits in its market areas. There also has been a general consolidation of financial institutions in recent years, which results in new competitors and larger competitors in Sterling’s market areas.
In particular, Sterling’s competitors include major financial companies whose greater resources may provide them a marketplace advantage. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and the range and quality of services provided. Because Sterling has fewer financial and other resources than larger institutions with which it competes, Sterling may be limited in its ability to attract customers. In addition, some of the current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than Sterling can accommodate. If Sterling is unable to attract and retain customers, it may be unable to continue its loan and deposit growth, and its results of operations and financial condition may otherwise be negatively impacted.
Sterling may not be able to successfully implement its internal growth strategy.
Sterling has pursued and intends to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in non-interest expenses. There can be no assurance that Sterling will be successful in implementing its internal growth strategy. Furthermore, the success of Sterling’s growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in the Pacific Northwest.
There are risks associated with potential acquisitions.
Sterling may make opportunistic acquisitions of other banks or financial institutions from time to time that further its business strategy, such as the recently announced pending acquisition of Lynnwood Financial Group, Inc. These acquisitions could involve numerous risks including lower than expected performance or higher than expected costs, difficulties in the integration of operations, services, products and personnel, the diversion of management’s attention from other business concerns, changes in relationships with customers and the potential loss of key employees. Any acquisitions will be subject to regulatory approval, and there can be no assurance that Sterling will be able to obtain such approvals. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions in Sterling’s market area is highly competitive, and Sterling may not be able to acquire other institutions on attractive terms. There can be no assurance that Sterling will be successful in completing future acquisitions, or if such transactions are completed, that Sterling will be successful in integrating acquired businesses into our operations. Sterling’s ability to grow may be limited if it is unable to successfully make future acquisitions.

Sterling may not be able to replace key members of management or attract and retain qualified relationship managers in the future.
Sterling depends on the services of existing management to carry out its business and investment strategies. As Sterling expands, it will need to continue to attract and retain additional management and other qualified staff. In particular, because Sterling plans to continue to expand its locations, products and services, Sterling will need to continue to attract and retain qualified banking personnel and investment advisors. Competition for such personnel is significant in Sterling’s geographic market areas. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions and prospects.
Defaults may negatively impact Sterling’s business.
Increased delinquencies or loan defaults by Sterling’s customers may negatively impact business. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and workout of the loan.
If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, Sterling may have to charge-off all or a part of the loan. In such situations, Sterling may acquire any real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies. The amount owed under the defaulted loan may exceed the value of the assets acquired.
The allowance for loan losses may be inadequate.
Sterling loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Sterling therefore may experience significant loan losses, which could have a material adverse effect on its operating results.
Sterling makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of Sterling’s loans. Sterling relies on its loan quality reviews, experience and evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If Sterling’s assumptions prove to be incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to Sterling’s allowance. Increases in this allowance result in an expense for the period. If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for loan losses are necessary, Sterling may incur additional expenses.
Sterling’s loans are primarily secured by real estate, including a concentration of properties located in the Pacific Northwest. If an earthquake, volcano eruption or other natural disaster were to occur in one of the major market areas, loan losses could occur that are not incorporated in the existing allowance for loan losses.
Sterling is expanding its lending activities in riskier areas.
Sterling has identified commercial real estate, commercial business and consumer loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, non-residential loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increase, credit risk increases. In the event of substantial borrower defaults, Sterling’s provision for loan losses would increase and therefore, earnings would be reduced.
Sterling operations could be interrupted if its third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

Sterling depends, and will continue to depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, Sterling receives core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and Sterling is unable to replace them with other service providers, its operations could be interrupted. If an interruption were to continue for a significant period of time, business, financial condition and results of operations could be materially adversely affected.
Sterling’s internal control systems could fail to detect certain events.
Sterling is subject to certain operations risks, including but not limited to data processing system failures and errors and customer or employee fraud. Sterling maintains a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks, but should such an event occur that is not prevented or detected by Sterling’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on its business, financial condition or results of operations.
The network and computer systems on which Sterling depends could fail or experience a security breach.
Sterling’s computer systems could be vulnerable to unforeseen problems. Because Sterling conducts part of its business over the Internet and outsources several critical functions to third parties, operations will depend on the ability, as well as that of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on business, financial condition and results of operations.
In addition, a significant barrier to online financial transactions is the secure transmission of confidential information over public networks. Sterling’s Internet banking system relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms its third-party service providers use to protect customer transaction data. If any such compromise of security were to occur, it could have a material adverse effect on Sterling’s business, financial condition and results of operations.
Sterling could be held responsible for environmental liabilities of properties acquired through foreclosure.
If Sterling is forced to foreclose on a defaulted mortgage loan to recover its investment, it may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during its ownership or after a sale to a third party. The amount of environmental liability could exceed the value of real property. There can be no assurance that Sterling would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that costs could be recovered from any third party. In addition, Sterling may find it difficult or impossible to sell the property prior to or following any environmental remediation.
Sterling’s banking business is highly regulated.
State-chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. As a Washington State-chartered commercial bank, Sterling’s subsidiary Sterling Savings Bank is subject to regulation and supervision by the FDIC and the Washington Department of Financial Institutions, or DFI. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts, and terms of extensions of credit and investments, maintenance of permissible non-banking activities, maintenance of deposit insurance, protection of financial privacy the level of reserves against deposits, and restrictions on dividend payments.
The FDIC, the Federal Reserve Board and the DFI possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations. These and other restrictions limit the manner in which Sterling may conduct business and obtain capital or financing.

Sterling’s stock price can be volatile.
Sterling’s stock price can fluctuate widely in response to a variety of factors, including actual or anticipated variations in quarterly operating results; changes in shareholder dividend policy; recommendations by securities analysts; and news reports relating to trends, concerns and other issues in the financial services industry. Other factors include new technology used or services offered by Sterling’s competitors; operating and stock price performance of other companies that investors deem comparable to us; and changes in government regulations.
General market fluctuations, industry factors and general economic and political conditions and events, such as future terrorist attacks and activities, economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause Sterling’s stock price to decrease regardless of its operating results.
Future legislation could change our competitive position.
Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and Sterling’s operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Sterling cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on Sterling’s financial condition or results of operations.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
At December 31, 2005, the net book value of Sterling’s property (including land and buildings) and its furniture, fixtures and equipment was $82.4 million. Sterling’s corporate headquarters is in Spokane, Washington. A summary of Sterling’s properties by state as of December 31, 2005 is as follows:

			Sterling	Sterling
			Savings	Savings
	Action	INTERVEST	Bank	Bank		Total
	Leased	Leased	Leased	Owned	Total	Square Footage
Washington	9	2	33	45	89	582,119
Oregon	9	1	31	42	83	275,328
Idaho	1	0	4	8	13	66,606
Montana	1	0	2	7	10	44,148
Arizona	0	1	0	0	1	1,940
California	0	1	0	0	1	2,391
Utah	1	0	0	0	1	4,700

Total	21	5	70	102	198	977,232

Leases on these properties expire between 2006 and 2044. Sterling believes it will be able to renew the leases as appropriate or obtain comparable properties.
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
Sterling has outstanding one class of common stock. As of January 31, 2006, there were 34,889,044 shares of Sterling’s common stock outstanding. As of January 31, 2006, Sterling’s common stock was held by 1,922 shareholders of record, and the closing price as of that date for its common stock was $28.02. Sterling’s common stock is listed on The NASDAQ National Market under the symbol “STSA.”
The following table sets forth the high and low bid prices per share for Sterling’s common stock for the periods indicated. Prior period amounts have been restated to reflect the 3 for 2 stock split that was effected on August 31, 2005:

	High	Low
Year ended December 31, 2005:
Fourth quarter	$26.78	$21.86
Third quarter	27.39	21.66
Second quarter	25.12	21.69
First quarter	26.75	23.36

Year ended December 31, 2004:
Fourth quarter	$27.50	$23.26
Third quarter	23.87	20.45
Second quarter	22.57	19.05
First quarter	23.61	20.12
On July 26, 2005, Sterling announced a quarterly cash dividend of $0.05 per share of common stock, which resulted in a payment of $1.7 million on October 14, 2005 to shareholders of record as of September 30, 2005. On October 25, 2005, Sterling announced a quarterly cash dividend of $0.055 per share of common stock, which resulted in a payment of $1.9 million on January 13, 2006 to shareholders of record as of December 30, 2005. On February 28, 2006, Sterling announced a quarterly cash dividend of $0.06 per share of common stock, payable on April 13, 2006 to shareholders of record as of March 31, 2006. The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash requirements, capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors.

Item 6. Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Interest income	$387,811	$319,761	$214,727	$197,313	$201,385
Interest expense	(171,276)	(122,945)	(89,807)	(96,965)	(116,516)

Net interest income	216,535	196,816	124,920	100,348	84,869
Provision for losses on loans	(15,200)	(12,150)	(10,500)	(11,867)	(8,000)

Net interest income after provision for loss on loans	201,335	184,666	114,420	88,481	76,869
Non-interest income	59,569	47,799	33,735	29,080	21,021
Merger and acquisition costs	0	(4,835)	(792)	0	(283)
Amortization of goodwill and core deposit intangibles	(2,222)	(2,222)	(262)	(644)	(5,377)
Goodwill litigation	(179)	(141)	(600)	(1,100)	(890)
Non-interest expenses	(167,880)	(141,172)	(92,910)	(79,199)	(66,743)

Income before income taxes	90,623	84,095	53,591	36,618	24,597
Income tax provision	(29,404)	(27,790)	(18,678)	(11,031)	(8,409)

Net income	$61,219	$56,305	$34,913	$25,587	$16,188

Earnings per share:
Basic (1)	$1.77	$1.66	$1.45	$1.19	$0.81
Diluted (1)	$1.75	$1.62	$1.42	$1.16	$0.79
Weighted average shares outstanding:
Basic (1)	34,633,952	33,931,509	23,980,113	21,496,008	19,974,152
Diluted (1)	35,035,029	34,708,794	24,590,172	22,115,723	20,372,423
Financial Ratios:
Book value per share (1)	$14.54	$13.65	$10.21	$9.38	$7.87
Return on average assets	0.87%	0.88%	0.88%	0.80%	0.58%
Return on average shareholders’ equity	12.4%	13.2%	14.4%	13.9%	10.5%
Shareholders’ equity to total assets	6.7%	6.8%	5.9%	5.8%	5.5%
Operating efficiency	61.7%	60.7%	59.6%	62.5%	69.2%
Net interest margin	3.28%	3.32%	3.35%	3.37%	3.27%
Nonperforming assets to total assets	0.11%	0.20%	0.50%	0.59%	0.82%

Statistical Data:
Number of:
Employees (full-time equivalents)	1,789	1,624	1,121	953	890
Full service branches	140	135	86	79	77

Item 6. Selected Financial Data (continued)

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Reported net income	$61,219	$56,305	$34,913	$25,587	$16,188
Add back: goodwill amortization net of tax (2)	0	0	0	0	2,538

Total	$61,219	$56,305	$34,913	$25,587	$18,726

Basic earnings per share:
Reported net income	$1.77	$1.66	$1.45	$1.19	$0.81
Goodwill amortization	0.00	0.00	0.00	0.00	0.13

Adjusted net income	$1.77	$1.66	$1.45	$1.19	$0.94

Diluted earnings per share:
Reported net income	$1.75	$1.62	$1.42	$1.16	$0.79
Goodwill amortization	0.00	0.00	0.00	0.00	0.13

Adjusted net income	$1.75	$1.62	$1.42	$1.16	$0.92

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$7,558,928	$6,942,224	$4,279,321	$3,507,021	$3,038,593
Loans receivable, net	4,885,916	4,251,877	2,906,426	2,390,422	2,109,479
Mortgage-backed securities	1,960,582	2,036,920	983,736	743,610	617,569
Investments	167,957	167,665	89,448	86,558	76,479
Deposits	4,806,301	3,863,296	2,455,076	2,014,096	1,853,536
FHLB Seattle advances	1,443,462	1,635,933	1,026,031	874,515	633,054
Reverse repurchase agreements and funds purchased	611,676	780,012	363,137	249,769	218,549
Other borrowings	110,688	131,822	137,998	127,682	127,500
Shareholders’ equity	506,685	469,844	250,348	203,656	165,690

Capital Ratios(3):
Total capital to risk-weighed assets
Sterling	10.5%	N/A	N/A	N/A	N/A
Sterling Savings Bank	10.2%	10.7%	10.9%	11.0%	11.7%
Tier I capital to risk-weighed assets
Sterling	9.5%	N/A	N/A	N/A	N/A
Sterling Savings Bank	9.2%	9.7%	9.9%	10.0%	10.8%
Tier I capital to average assets
Sterling	7.4%	N/A	N/A	N/A	N/A
Sterling Savings Bank	7.2%	6.6%	7.4%	7.6%	8.0%

(1)	All prior period per share and weighted average share amounts have been restated to reflect the 3 for 2 stock split that was effected August 31, 2005.

(2)	Sterling adopted SFAS No. 142 “Goodwill and Intangible Assets” on January 1, 2002. The tabular presentation reflects retroactive application of SFAS No. 142, even though SFAS No. 142 by its terms applies prospectively.

(3)	Sterling Financial Corporation did not have regulatory capital ratio requirements prior to its conversion to a bank holding company.

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
Executive Summary and Highlights
During 2005, Sterling achieved significant loan, deposit and earnings growth. The loan portfolio grew by over $630 million, or 14.9%, while deposits grew by over $940 million, or 24.4%, over 2004. Loan production totaled $3.88 billion for the year, leading to annual net income and earnings per diluted share growth of 8.7% and 8.0%, respectively, over 2004. At the same time, Sterling maintained disciplined underwriting standards that along with the improving economy, contributed to the improvement in asset quality.
Mortgage banking operations income increased to $17.9 million for the year ended December 31, 2005, up from $6.2 million for the same period in 2004. Sterling sold $708.7 million in residential and commercial real estate loans during the year ended December 31, 2005, compared to $202.4 million during the year ended December 31, 2004. The majority of these loan sales occurred during the second quarter of the year as Sterling capitalized on strong institutional demand for real estate loans and continued repositioning its loan portfolio to be more like that of a community bank.
Non-interest expenses increased 14.8% over 2004, primarily resulting from the addition of 165 full time equivalent employees during 2005.
2005 Highlights
•	Record net income of $61.2 million.

•	Total assets increased 9% to a record $7.56 billion.

•	Total deposits increased 24% to a record $4.81 billion.

•	The number of transaction accounts grew 4% during 2005 to nearly 154,000.

•	Transaction deposits increased 12% over 2004.

•	Total loan originations were a record $3.88 billion, up by 33% over 2004.

•	Non-interest income increased 25%.

•	Year-end nonperforming assets ratio of 0.11% of total assets was the lowest in Sterling’s history.

•	Sterling completed the conversion of its charter from a thrift to a commercial bank holding company in July of 2005.

•	Effected a three-for-two stock split in August 2005.

•	Paid Sterling’s first cash dividend on its common stock.

•	Expanded Sterling Savings Bank with ten new financial service centers, including retail branches, business banking teams, private banking teams and a corporate banking team.
Critical Accounting Policies
The accounting and reporting policies of Sterling conform to GAAP and to general practices within the banking industry. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Sterling’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of Sterling’s Consolidated Financial Statements and MD&A.
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
Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors used and allowances for homogeneous loans (such as residential mortgage loans, consumer loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.
While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at December 31, 2005.
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
The loans underlying Sterling’s MBS are subject to the prepayment of principal of the underlying loans. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher or lower than expected, then Sterling will need to amortize a larger or smaller amount of premium to interest income in that future period.
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
Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2005, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See Note 1 of “Notes to Consolidated Financial Statements.”
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
Sterling’s management performed the required annual test of its goodwill and other intangible assets as of June 30, 2005, and concluded that the recorded value of goodwill was not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different but still reasonable assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations. Other intangible assets consisting of core- deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.
Loan Purchases. In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” loans acquired at a discount, when the discount is in part attributable to credit quality, should not have interest accrued on them at the coupon rate, but at a rate that is discounted for the credit quality issues. Changes in the estimates of cash flows will require an adjustment to the accrual rate. Sterling considers this guidance when entering into applicable transactions. Sterling paid premiums for loan purchases entered into during the effective time of this SOP, with substandard loans being withdrawn from the pools.
Real Estate Owned. Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are carried at the lower of cost or fair value, less estimated costs to sell the property and other assets. The fair value of REO is generally determined from appraisals obtained by independent appraisers. Development and improvement costs relating to such property are capitalized to the extent they are deemed to be recoverable.
An allowance for losses on real estate and other assets owned is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession. Sterling reviews its real estate owned for impairment in value whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or other assets or the fair value, less selling costs, from the disposition of the property or other assets is less than its carrying value, an impairment loss is recognized.

Income Taxes. Sterling estimates income taxes payable based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 12 of Notes to Consolidated Financial Statements. Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities. In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of Sterling’s tax position. Sterling also considers recent audits and examinations, as well as its historical experience in making such estimates. Although Sterling uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances.
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
Results of Operations for the Years Ended December 31, 2005 and 2004
Net Interest Income. The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the years ended December 31, 2005 and 2004, NII was $216.5 million and $196.8 million, respectively, an increase of 10.0%. The increase in NII during 2005 compared to 2004 was mainly due to increases in average loan volumes.
During the years ended December 31, 2005 and 2004, net interest margin was 3.28% and 3.32%, respectively, and net interest spread was 3.23% and 3.29%, respectively. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The decreases in net interest margin and net interest spread are primarily due to the cost of funds increasing more rapidly than the yield on earning assets.

The following table sets forth, for the periods indicated, information with regard to Sterling’s NII, net spread and net interest margin:

	Years Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
		Earned	Yield		Earned	Yield		Earned	Yield
	Average	or	or	Average	or	or	Average	or	or
	Balance(1)	Paid(2)	Cost(3)	Balance(1)	Paid(2)	Cost(3)	Balance(1)	Paid(2)	Cost(3)
					(Dollars in thousands)
Interest-earning assets:
Loans	$4,482,012	$296,306	6.61%	$3,852,247	$229,448	5.96%	$2,721,149	$169,411	6.23%
Mortgage-backed securities	1,948,435	88,682	4.55	1,885,239	85,009	4.51	913,260	41,193	4.51
Investments and cash equivalents	168,853	2,823	1.67	190,934	5,304	2.78	96,783	4,123	4.26

Total interest-earning assets	$6,599,300	$387,811	5.88%	$5,928,420	$319,761	5.39%	$3,731,192	$214,727	5.75%
Interest-bearing liabilities:
Time deposits	$2,041,122	$68,378	3.35%	$1,608,599	$41,299	2.57%	$1,152,281	$29,262	2.54%
Regular savings and MMDA	1,158,270	22,272	1.92	1,092,612	11,347	1.04	572,842	6,578	1.15
Interest-bearing demand accounts	419,137	1,340	0.32	399,963	837	0.21	318,722	991	0.31

Total interest-bearing deposits	3,618,529	91,990	2.54	3,101,174	53,483	1.72	2,043,845	36,831	1.80
FHLB Seattle advances	1,430,621	49,259	3.44	1,428,557	46,491	3.25	969,833	36,662	3.78
All other borrowings	648,449	21,514	3.32	612,998	14,340	2.34	244,699	8,660	3.54
Trust Preferred Securities	108,697	8,277	7.61	108,674	6,616	6.05	72,929	5,464	7.49
Term note payable	5,167	236	4.57	21,250	739	3.48	24,250	918	3.79
Floating Rate Notes Due 2006	0	0	0.00	28,750	1,276	4.44	30,000	1,272	4.24

Total interest-bearing liabilities	5,811,463	$171,276	2.65%	5,301,403	$122,945	2.10%	3,385,556	$89,807	2.45%

Net interest spread		$216,535	3.23%		$196,816	3.29%		$124,920	3.30%

Net interest margin			3.28%			3.32%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities			113.56%			111.83%			110.21%

(1)	Average balances are computed on a monthly basis.

(2)	Interest earned from MBS securities includes $1.9 million, $2.2 million and $487,000 of tax exempt interest for 2005, 2004 and 2003, respectively.

(3)	The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

Changes in Sterling’s NII are a function of changes in both the rates and volumes of interest-earning assets and interest-bearing liabilities. The following table presents the components of the changes in NII for the periods presented. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:
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

	December 31, 2005				December 31, 2004
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				(Dollars in thousands)
Interest income on:
Loans	$37,508	$25,226	$4,124	$66,858	$70,419	$(7,334)	$(3,048)	$60,037
Mortgage-backed securities	2,850	797	26	3,673	43,842	(12)	(14)	43,816
Investment and cash equivalents	(613)	(2,112)	244	(2,481)	4,011	(1,434)	(1,396)	1,181

Total interest income	39,745	23,911	4,394	68,050	118,272	(8,780)	(4,458)	105,034

Interest-bearing deposits:
Time deposits	11,105	12,589	3,385	27,079	11,588	322	127	12,037
Regular savings and MMDA	682	9,662	581	10,925	5,969	(629)	(571)	4,769
Interest-bearing demand accounts	40	442	21	503	253	(324)	(83)	(154)

Total deposits	11,827	22,693	3,987	38,507	17,810	(631)	(527)	16,652
FHLB Seattle advances	67	2,697	4	2,768	17,341	(5,100)	(2,412)	9,829
All other borrowings	830	5,994	346	7,170	13,013	(2,928)	(4,401)	5,684
Trust Preferred Securities	1	1,659	1	1,661	2,678	(1,024)	(502)	1,152
Term note payable	(559)	232	(176)	(503)	(114)	(75)	10	(179)
Floating Rate Notes Due 2006	(1,272)	(1,272)	1,272	(1,272)	(53)	55	(2)	0

Total interest expense	10,894	32,003	5,434	48,331	50,675	(9,703)	(7,834)	33,138

Net interest income	$28,851	$(8,092)	$(1,040)	$19,719	$67,597	$923	$3,376	$71,896

Provision for Losses on Loans. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors, including historical loss trends, trends in classified assets, trends in delinquent and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.
Sterling recorded provisions for losses on loans of $15.2 million and $12.2 million for the years ended December 31, 2005 and 2004, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans, which have a somewhat higher loss profile than Sterling’s historical mix of loans. The increase in net loan charge-offs for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily reflects the charge-offs of two loans, both of which were previously classified.

The following table summarizes loan loss allowance activity for the periods indicated:

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Balance at January 1	$49,362	$35,605
Allowance for loan losses acquired	0	6,722
Provision for losses on loans	15,200	12,150
Amounts written off net of recoveries and other	(9,079)	(5,115)

Balance at December 31	$55,483	$49,362

At December 31, 2005, Sterling’s total classified assets were 0.79% of total assets, compared with 0.98% of total assets at December 31, 2004. Nonperforming assets were 0.11% of total assets at December 31, 2005, compared with 0.20% of total assets at December 31, 2004. At December 31, 2005, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.18%, compared with 0.32% at December 31, 2004. Improvements in the quality of the loan portfolio, the sale of certain nonperforming assets and a general improvement in the economy contributed to the decreases in classified and nonperforming assets. Fewer delinquent loans, as well as the increase in total assets, led to the decrease in the delinquency ratio. Asset quality has been stable over the periods presented.
Non-Interest Income. Non-interest income was as follows for the years presented:

	Years Ended
	December 31,
	2005	2004
	(Dollars in thousands)
Fees and service charges	$34,702	$32,692
Mortgage banking operations	17,899	6,155
Loan servicing fees	434	561
Net gains (losses) on sales of securities	(57)	4,571
REO operations	477	(162)
Bank-owned life insurance	5,914	4,340
Gain (charge) related to early repayment of debt	645	(238)
Other non-interest expense	(445)	(120)

Total non-interest income	$59,569	$47,799

The increase in non-interest income was primarily due to an increase in income from mortgage banking operations. The increase resulted from Sterling selling $708.8 million in residential and commercial real estate loans during the year ended December 31, 2005 compared to $202.4 million of such sales during the year ended December 31, 2004. The increase in sales during 2005 reflected Sterling’s repositioning of the loan portfolio to be more like that of a community bank by capitalizing on strong institutional demand for real estate loans. Loan sales during 2005 resulted in gains of $10.2 million compared to gains during 2004 of $2.7 million, with the difference being primarily due to increases in volume.

The following table summarizes certain information about Sterling’s residential and commercial mortgage banking activities for the years indicated:

	As of and for the
	Years Ended
	December 31,
	2005	2004
	(Dollars in millions)

Originations of residential mortgage loans	$461.4	$400.4
Originations of commercial real estate loans	218.4	241.8
Sales of residential loans	583.2	186.1
Sales of commercial real estate loans	125.5	16.3
Principal balances of residential loans serviced for others	606.7	373.6
Principal balances of commercial real estate loans serviced for others	814.2	593.3
During the year ended December 31, 2005, Sterling sold investments and MBS that resulted in net loss of $57,000, compared with net gains of $4.6 million for the year ended December 31, 2004. The fluctuation in net gains on sales of investments and MBS mainly reflects Sterling’s strategy to manage interest rate risk on its MBS portfolio.
Non-Interest Expenses. Non-interest expenses were as follows for the years presented:

	Years Ended
	December 31,
	2005	2004	% Change
	(Dollars in thousands)
Employee compensation and benefits	$93,367	$77,617	20.3
Occupancy and equipment	26,411	23,051	14.6
Depreciation	8,627	7,321	17.8
Amortization of core deposit intangibles	2,222	2,222	0.0
Advertising	9,125	6,976	30.8
Data processing	12,678	10,596	19.6
Insurance	1,213	1,155	5.0
Legal and accounting	3,134	3,075	1.9
Travel and entertainment	4,522	4,071	11.1
Goodwill litigation costs	179	141	27.0
Merger and acquisition costs	0	4,835	(100.0)
Other	8,803	7,310	20.4

Total	$170,281	$148,370	14.8

The increases in non-interest expenses were primarily due to higher employee compensation and benefits expenses. Full-time equivalent employees increased year-over-year by 165 to 1,789 at December 31, 2005. Other increases in non-interest expense were primarily due to increases in occupancy and equipment, advertising, data processing and depreciation expenses, mainly as a result of overall company growth.
Income Tax Provision. Sterling recorded federal and state income tax provisions of $29.4 million and $27.8 million for the years ended December 31, 2005 and 2004, respectively. The effective tax rates for these periods were 32.4% and 33.0%. The decrease in the effective tax rates primarily reflects changes in permanent tax differences and an increase in non taxable BOLI income from December 2005 insurance proceeds of $1.4 million.

Results of Operations for the Years Ended December 31, 2004 and 2003
Net Interest Income. NII for the years ended December 31, 2004 and 2003 was $196.8 million and $124.9 million, respectively. The 58% increase in NII was primarily due to growth in loan and MBS volumes following the KFBI acquisition. During the year ended December 31, 2004, average loans increased by $1.13 billion, an increase of 42% over 2003. The increase in NII was partially offset by the decision of the FHLB Seattle not to make a fourth quarter dividend payment in 2004. Sterling had expected the dividend from the FHLB Seattle to be approximately $800,000.
During the same periods, the net interest margins were 3.32% and 3.35%, respectively, and net interest spreads were 3.29% and 3.30%, respectively. The decreases in net interest margin and net interest spread were primarily due to the continued flattening of the yield curve during 2004, wherein the yield on interest bearing assets declined at a faster rate than the decline in the cost of funds.
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

At December 31, 2004, Sterling’s total classified assets were 0.98% of total assets, compared with 1.98% of total assets at December 31, 2003. Total nonperforming assets were 0.20% of total assets at December 31, 2004, compared with 0.50% of total assets at December 31, 2003. At December 31, 2004, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.32%, compared with 0.90% at December 31, 2003. Improvements in the quality of the loan portfolio and the sale of certain nonperforming assets contributed to the decreases in classified and nonperforming assets. Fewer delinquent loans, as well as the increase in total assets, led to the decrease in the delinquency ratio.

Non-Interest Income. The following table summarizes the components of non-interest income for the periods indicated:

	Years Ended
	December 31,
	2004	2003
	(Dollars in thousands)
Fees and service charges	$32,692	$19,168
Mortgage banking operations	6,155	8,482
Loan servicing fees	561	566
Net gains on sales of securities	4,571	3,694
Real estate owned operations	(162)	(73)
Bank-owned life insurance	4,340	3,742
Charge related to early repayment of debt	(238)	(1,464)
Other non-interest expense	(120)	(380)

Total non-interest income	$47,799	$33,735

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
The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	Years Ended
	December 31,
	2004	2003
	(Dollars in millions)
Originations of residential mortgage loans	$400.4	$504.2
Originations of commercial real estate loans	241.8	114.5
Sales of residential loans	186.1	360.5
Sales of commercial real estate loans	16.3	35.9
Principal balances of residential loans serviced for others	373.6	329.6
Principal balances of commercial real estate loans serviced for others	593.3	211.5
During the year ended December 31, 2004, Sterling sold investments and MBS, resulting in net gains of $4.6 million compared to net gains of $3.7 million for the year ended December 31, 2003. The increase in net gains on sales of investments and MBS mainly reflects Sterling’s strategy to manage interest rate risk on its MBS portfolio.

Non-Interest Expense. Non-interest expenses were as follows for the years presented.

	Years Ended
	December 31,
	2004	2003	% Change
	(Dollars in thousands)
Employee compensation and benefits	$77,617	$51,066	52.0
Occupancy and equipment	23,051	14,687	56.9
Depreciation	7,321	4,994	46.6
Amortization of core deposit intangibles	2,222	262	748.1
Advertising	6,976	5,316	31.2
Data processing	10,596	6,786	56.1
Insurance	1,155	750	54.0
Legal and accounting	3,075	2,206	39.4
Travel and entertainment	4,071	2,711	50.2
Goodwill litigation costs	141	600	(76.5)
Merger and acquisition costs	4,835	792	510.5
Other	7,310	4,394	66.4

Total	$148,370	$94,564	56.9

The higher level of non-interest expenses was due to increases in employee compensation and benefits, occupancy, data processing, merger and acquisition costs and other expenses, mainly as a result of increased volume following the KFBI acquisition. The number of full time equivalent employees increased by 503 during 2004. The KFBI acquisition added 48 branches, resulting in higher occupied space, staff equipment and data processing costs. The increase in other expenses reflected increased bank transaction and loan processing costs from the growth in deposit and loan account volumes following the KFBI acquisition, while the amount for 2003 was net of a refund of excise taxes.
Income Tax Provision. Sterling recorded federal and state income tax provisions of $27.8 million and $18.7 million for the years ended December 31, 2004 and 2003, respectively. The effective tax rates for these periods were 33.0% and 34.9%. The decrease in the effective tax rate was related to the effect of tax credits for investments in certain low-income housing developments.
Financial Position
Assets. At December 31, 2005, Sterling’s assets were $7.56 billion, up 8.9% from $6.94 billion at December 31, 2004. This growth was driven mainly by increases in the loan portfolio, primarily through originations.
Loans Receivable. At December 31, 2005, net loans receivable were $4.89 billion, up $634.0 million from $4.25 billion at December 31, 2004. The increase was primarily due to record loan originations of $3.88 billion during the year.
Investments and MBS. Sterling’s investment and MBS portfolio at December 31, 2005 was $2.13 billion, a decrease of $76.0 million from the December 31, 2004 balance of $2.20 billion. The decrease was due to principal paydowns exceeding purchases. At December 31, 2005, the net unrealized holding loss on the investment and MBS portfolio was $54.1 million versus $14.8 million in 2004. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income and may continue to do so in future periods.
Bank-Owned Life Insurance (“BOLI”). BOLI increased to $107.6 million at December 31, 2005, from $93.8 million at December 31, 2004. The increase was primarily due to the $10.0 million of BOLI purchased in July 2005. Sterling uses the earnings from BOLI to fund employee benefit costs. Through BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets decreased to $130.3 million at December 31, 2005, from $132.2 million at December 31, 2004. See Note 7 of “Notes to Consolidated Financial Statements.”
Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$432,936	9.0	$413,217	10.7
Noninterest-bearing checking	673,934	14.0	574,186	14.9
Savings (and MMDA)	1,312,033	27.3	1,104,871	28.6
Time deposits	2,387,398	49.7	1,771,022	45.8

Total deposits	$4,806,301	100.0	$3,863,296	100.0

Annualized cost of deposits		2.16%		1.47%
The growth in time deposits reflects Sterling’s use of brokered CD’s as a cost competitive source of funding asset growth. Savings and transaction account deposit growth reflects Sterling’s offering of a larger selection of products and services, and emphasis on business and corporate banking relationships.
Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle, reverse repurchase agreements and other borrowings to fund asset growth and to meet deposit withdrawal requirements. At December 31, 2005, the total of such borrowings was $2.17 billion compared with $2.55 billion at December 31, 2004. During the first quarter of 2005, Sterling prepaid $258.0 million of FHLB Seattle advances, resulting in a net gain on the extinguishment of debt of $645,000. Other borrowings decreased from December 31, 2004, as Sterling paid off its term note to U.S. Bank. See “– Liquidity and Capital Resources.”

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

The following table indicates the projected sensitivity of Sterling’s NII one year forward from the balance sheet dates indicated. The results reflect the potential effect of instantaneous, parallel shifts in the market yield curve on a static balance sheet with a flat interest rate forecast. These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

	December 31,
Change in Interest	2005	2004
Rate in Basis Points	% Change in	% Change
(Rate Shock)	NII	in NII
+300	(7.3)	1.1
+200	(4.6)	1.4
+100	(2.4)	0.0
Static	0.0	0.0
-100	(0.5)	0.3
-200	(5.2)	(4.8)
-300	(7.0)	N/A (1)
The following table presents Sterling’s estimates of changes in NPV in response to a range of assumed changes in interest rates for the periods indicated. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

	At December 31, 2005			At December 31, 2004
Change in		Ratio of NPV				Ratio of NPV
Interest Rate		to the Present	%			to the Present	%
in Basis Points		Value of	Change			Value of	Change
(Rate Shock)	NPV	Total Assets	in NPV	NPV		Total Assets	in NPV
(Dollars in thousands)
+300	$697,159	9.16%	(13.5)	$450,691		6.62%	(22.0)
+200	748,211	9.74	(7.1)	507,295		7.35	(12.2)
+100	777,474	10.04	(3.5)	553,335		7.91	(4.3)
Static	805,739	10.32	0.0	577,971		8.17	0.0
-100	758,300	9.71	(5.9)	527,953		7.45	(8.7)
-200	600,547	7.79	(25.5)	369,634		5.28	(36.1)
-300	407,394	5.37	(49.4)	N/A	(1)	N/A (1)	N/A (1)

(1)	Projections assuming large interest rate decreases in low interest rate environments are not included because they would not result in a meaningful calculation.
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

Sterling calculated its one-year cumulative gap position to be a negative 10.4% and a negative 13.0% at December 31, 2005 and 2004, respectively. Sterling calculated its three-year gap position to be a negative 0.6% and a negative 9.4% at December 31, 2005 and 2004, respectively. While the one-year cumulative gap shows liability sensitivity at December 31, 2005, it does not correlate directly to an increased exposure to rising interest rates. During the first quarter of 2005, Sterling restructured certain higher-rate borrowings with extensions, and certain borrowings which had premiums assigned when they were acquired. Additionally, loan prepayment speeds for long-term loans can vary substantially in a rising rate environment. These effects are not considered when calculating traditional gap analysis. As a result of these restructuring and certain loan sales during the year ended December 31, 2005, management believes that it has improved Sterling’s IRR profile and will be able to better manage IRR.
Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%. At December 31, 2005 and 2004, Sterling’s gap positions were within limits established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII. See “– Results of Operations – Net Interest Income” and “– Capital.”

The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling’s interest-earning assets and interest-bearing liabilities at December 31, 2005. Other than loans, which are in the held-for-sale portfolio, all of the financial instruments of Sterling are intended to be held for indefinite periods of time. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling’s historical experience, estimates from secondary market sources such as FHLMC and estimated regular savings deposit decay rates (the rate of withdrawals or transfers to higher-yielding CDs). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard. The classification of mortgage loans, investments and MBS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information contained elsewhere in this Report on Form 10-K.

	Maturity or Repricing
		Over	Over	Over
	0 to 3	3 Months	1 Year	3 Years	Over
	Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans and MBS:
ARM, balloon mortgage loans and MBS	$1,358,812	$296,003	$392,073	$196,051	$39,205	$2,282,144
Fixed-rate mortgage loans and MBS	97,852	299,080	664,553	485,985	819,394	2,366,864
Loans held for sale	7,894	0	0	0	0	7,894

Total mortgage loans and MBS	1,464,558	595,083	1,056,626	682,036	858,599	4,656,902
Commercial and consumer loans:
Consumer	242,496	108,236	227,102	114,213	89,848	781,895
Commercial	819,821	228,612	282,861	159,582	34,992	1,525,868

Total loans and MBS	2,526,875	931,931	1,566,589	955,831	983,439	6,964,665

Cash and investments	95,287	8,319	15,792	1,032	47,741	168,171

	2,622,162	940,250	1,582,381	956,863	1,031,180	7,132,836
Cash on hand and in banks	0	0	0	0	132,169	132,169
Other noninterest-earning assets	0	0	0	0	293,923	293,923

Total assets	$2,622,162	$940,250	$1,582,381	$956,863	$1,457,272	$7,558,928

Interest-bearing liabilities:
Deposits:
Time deposits	$719,251	$1,128,546	$305,694	$136,863	$97,044	$2,387,398
Checking accounts	40,308	83,661	69,989	61,440	851,472	1,106,870
MMDA	248,011	498,931	63,748	48,244	265,453	1,124,387
Passbook accounts	20,038	40,077	0	0	127,531	187,646

Total deposits	1,027,608	1,751,215	439,431	246,547	1,341,500	4,806,301
FHLB Seattle advances	805,329	192,711	301,654	90,000	53,768	1,443,462
Repurchase agreements and funds purchased	363,870	97,806	100,000	0	50,000	611,676
Other borrowings	83,964	24,743	0	0	0	108,707

Total interest-bearing liabilities	$2,280,771	$2,066,475	$841,085	$336,547	$1,445,268	$6,970,146

Other noninterest-bearing liabilities	0	0	0	0	82,097	82,097
Shareholders’ equity	0	0	0	0	506,685	506,685

Total liabilities and shareholders’ equity	$2,280,771	$2,066,475	$841,085	$336,547	$2,034,050	$7,558,928

Net gap	$341,391	$(1,126,225)	$741,296	$620,316	$(576,778)	$0

Cumulative gap	$341,391	$(784,834)	$(43,538)	$576,778	$0	$0

Cumulative gap to total assets	4.52%	(10.38%)	(0.58%)	7.63%	0.00%	0.00%

Liquidity and Capital Resources
As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including collecting loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased 24.4% to $4.81 billion at December 31, 2005 from $3.86 billion at December 31, 2004, mainly due to increases of $616.4 million in time deposits. The increase in time deposits primarily reflects Sterling’s use of brokered CD’s as a cost competitive source of funding asset growth.
Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, deposit fluctuations and loan funding needs.
During the year ended December 31, 2005, net cash used in investing activities was $629.8 million, which consisted mainly of loans funded, loans purchased and MBS purchases totaling $4.20 billion, partially offset by cash inflows totaling $3.59 billion from principal paydowns and proceeds from sales of portions of the loan and MBS portfolios. During the year, net cash provided by financing activities was $565.6 million, which consisted primarily of net inflows from deposit accounts, partially offset by net repayments on FHLB and reverse repurchase agreement wholesale funds totaling $359.1 million.
Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements. At December 31, 2005, this credit line represented a total borrowing capacity of $2.36 billion, of which $278.8 million was available. On April 5, 2005, the FHLB Seattle announced the submission of a proposed three-year business and capital management plan to its regulator. The three-year plan expands member access to advances by allowing members to support new advances with their outstanding membership stock, as well as their outstanding activity based stock. However, the FHLB Seattle indicated that over the next few years, while it implements its new business plan, minimal to no dividends would be available to its members. Based on this guidance, Sterling anticipates a decrease in dividend income of approximately $2.0 million per year.
Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans. At December 31, 2005, Sterling Savings Bank had $611.7 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $277.2 million. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “– Asset and Liability Management” and Note 10 of “Notes to Consolidated Financial Statements.”
Sterling, on a parent company-only basis, had cash of approximately $15.7 million and $19.2 million at December 31, 2005 and December 31, 2004, respectively. At December 31, 2005 and 2004, Sterling had an investment of $110.1 million in the preferred stock of Sterling Savings Bank. At December 31, 2005 and 2004, Sterling had an investment in the common stock of Sterling Savings Bank of $294.6 million. Sterling received cash dividends on Sterling Savings Bank preferred stock of $11.6 million during the year ended December 31, 2005. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as regulatory restrictions. See Note 24 of “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table represents Sterling’s on-and-off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2005:

	Payments Due by Period
		Less than		Over	More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Long-term debt(1)	$108,707	$0	$0	$0	$108,707
Capital lease obligations	0	0	0	0	0
Operating leases	44,885	6,857	12,192	8,525	17,311
Purchase obligations(2)	5,669	5,129	540	0	0
Other long-term liabilities(3)	29,224	255	1,126	1,689	26,154

Total	$188,485	$12,241	$13,858	$10,214	$152,172

(1)	Excludes interest payments. See Note 11 of “Notes to Consolidated Financial Statements.”

(2)	Excludes recurring accounts payable amounts due in the first quarter of 2006.

(3)	Includes amounts associated with retirement and benefit plans and other compensation arrangements. The amounts represent the total future potential payouts assuming all current participants become fully vested in their respective plans or arrangements. See Note 18 of “Notes to Consolidated Financial Statements.”
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
The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver MBS to the counterparty on the agreed terms. Action Mortgage could incur significant costs in acquiring replacement loans or MBS, and such costs could have a material adverse impact on mortgage banking operations in future periods, especially in rising interest rate environments.
Rate lock commitments and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of the rate lock commitments and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur. The estimated fair value of rate lock commitments and forward sales agreements as compared to the contracted amounts at December 31, 2005 resulted in an asset of $147,000 and a liability of $25,000, respectively. At December 31, 2004, rate lock commitments and forward sales agreements were assets of $76,000 and $12,000, respectively.

Capital
Sterling’s total shareholders’ equity was $506.7 million at December 31, 2005, compared with $469.8 million at December 31, 2004. The increase in total shareholders’ equity was primarily due to the retention of earnings, partially offset by an increase in the unrealized loss on the investment portfolio. Shareholders’ equity was 6.7% of total assets at December 31, 2005, compared with 6.8% at December 31, 2004.
At December 31, 2005, Sterling had an unrealized loss of $54.1 million on investments and MBS classified as available for sale. At December 31, 2004, Sterling had an unrealized loss of $14.8 million on investments and MBS classified as available for sale. The change since December 31, 2004 reflects the decrease in the market value of the MBS portfolio, which was primarily caused by the increase in long-term interest rates compared to those at December 31, 2004. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.
Sterling has outstanding various series of Capital Securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling and qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 11 of “Notes to Consolidated Financial Statements.”
In December 2005, Sterling registered one million shares of its common stock. These shares will periodically be issued pursuant to Sterling’s Dividend Reinvestment and Direct Stock Purchase and Sale Plan.
Sterling and Sterling Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling and Sterling Savings Bank intend to enhance their capital resources and regulatory capital ratios through the retention of an adequate amount of earnings and management of the level and mix of assets, although there can be no assurance that they will be successful in this regard. At December 31, 2005, Sterling and Sterling Savings Bank both exceeded all such regulatory capital requirements and were “well-capitalized” pursuant to such regulations.
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

New Accounting Policies
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which established accounting standards for transactions involving the issuance of equity instruments to employees for services rendered. This statement is a revision of SFAS No. 123, and supersedes APB No. 25. This statement requires the estimation and recognition of the grant date fair value of stock options issued to employees. This statement is effective for Sterling as of January 1, 2006. Management has evaluated the effect of this new standard, and has determined that the cost of currently outstanding unvested stock options will not have a material effect on Sterling’s consolidated financial statements. Management is currently evaluating what form, if any, of share based compensation it will implement in the future.
In November 2005, FASB Staff Position (“FSP”) No. 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” was released. This FSP addresses when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for reporting periods beginning after December 15, 2005, with early application permitted. Sterling has applied this standard, and it did not have a material effect on the consolidated financial statements.
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
The required information is contained on pages F-1 through F-45 of this Form 10-K.
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
Management’s Report on Internal Control Over Financial Reporting
Sterling’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Sterling’s management, Sterling conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Sterling’s management has concluded that Sterling’s internal control over financial reporting was effective as of December 31, 2005.
BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Sterling’s annual report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Sterling’s internal control over financial reporting as of December 31, 2005. The attestation report of BDO Seidman LLP is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Sterling Financial Corporation management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Sterling Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Sterling Financial Corporation and our report dated January 28, 2006, expressed an unqualified opinion.
BDO Seidman, LLP
Spokane, Washington
January 28, 2006

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
In response to this Item, the information set forth in Sterling’s Proxy Statement dated March 24, 2006, under the headings “Board of Directors of Sterling Financial Corporation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Information concerning Sterling’s Audit Committee financial expert is set forth under the caption “Corporate Governance –Committees of the Board of Directors” in Sterling’s Proxy Statement and is incorporated herein by reference.
Sterling has adopted a Code of Ethics that applies to all Sterling employees and directors, including Sterling’s senior financial officers. The Code of Ethics is publicly available on Sterling’s website at www.sterlingsavingsbank.com.
Item 11. Executive Compensation
In response to this Item, the information set forth in the Proxy Statement under the headings “Personnel Committee Report on Executive Compensation” and “Executive Compensation” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In response to this Item, the information set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” is incorporated herein by reference.
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

PART IV
Item 15.      Exhibits, Financial Statement Schedules
(a)	Documents which are filed as a part of this report:
1.	Financial Statements: The required financial statements are contained in pages F-1 through F-45 of this Form 10-K.

2.	Financial Statement Schedules: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

3.	Exhibits: The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.
(b)	See (a)(3) above for all exhibits filed herewith.

(c)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

March 15, 2006	By	/s/ Harold B. Gilkey Harold B. Gilkey
Chairman of the Board, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2006	By	/s/ Harold B. Gilkey Harold B. Gilkey
Chairman of the Board, Chief Executive Officer,
Principal Executive Officer

March 15, 2006	By	/s/ William W. Zuppe William W. Zuppe
President, Chief Operating Officer, Director

March 15, 2006	By	/s/ Daniel G. Byrne Daniel G. Byrne
Executive Vice President, Assistant Secretary and
Principal Financial Officer

March 15, 2006	By	/s/ William R. Basom William R. Basom
Vice President, Treasurer and Principal Accounting Officer

March 15, 2006	By	/s/ Rodney W. Barnett Rodney W. Barnett, Director

March 15, 2006	By	/s/ Donald N. Bauhofer Donald N. Bauhofer, Director

March 15, 2006	By	/s/ William L. Eisenhart William L. Eisenhart, Director

March 15, 2006	By	/s/ James P. Fugate James P. Fugate, Director

March 15, 2006	By	/s/ Robert D. Larrabee Robert D. Larrabee, Director

March 15, 2006	By	/s/ Donald J. Lukes Donald J. Lukes, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington
We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated January 28, 2006, expressed an unqualified opinion thereon.
BDO Seidman, LLP
Spokane, Washington
January 28, 2006

Sterling Financial Corporation
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
ASSETS:
Cash and cash equivalents:
Interest bearing	$9,400	$0
Noninterest bearing and vault	121,907	93,187
Restricted	862	1,281
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,076,615	2,157,136
Held to maturity	51,924	47,449
Loans receivable, net	4,885,916	4,251,877
Loans held for sale	7,894	14,224
Accrued interest receivable	35,805	27,479
Real estate owned, net	779	1,865
Office properties and equipment, net	82,432	78,402
Bank-owned life insurance (“BOLI”)	107,649	93,790
Goodwill	112,707	112,398
Other intangible assets	17,625	19,848
Mortgage servicing rights, net	5,430	4,078
Prepaid expenses and other assets, net	41,983	39,210

Total assets	$7,558,928	$6,942,224

LIABILITIES:
Deposits	$4,806,301	$3,863,296
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	1,443,462	1,635,933
Securities sold subject to repurchase agreements and funds purchased	611,676	780,012
Other borrowings	110,688	131,822
Cashiers checks issued and payable	5,483	3,213
Borrowers’ reserves for taxes and insurance	1,527	2,480
Accrued interest payable	18,169	14,842
Accrued expenses and other liabilities	54,937	40,782

Total liabilities	7,052,243	6,472,380

Commitments and contingencies (Notes 9, 10, 11, 17, 18 and 25)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 60,000,000 shares authorized; 34,855,549 and 22,936,154 shares issued and outstanding	34,856	22,936
Additional paid-in capital	385,353	393,245
Accumulated other comprehensive loss:
Unrealized losses on investments and MBS available-for-sale, net of deferred income taxes of $20,021 and $5,467	(34,219)	(9,470)
Retained earnings	120,695	63,133

Total shareholders’ equity	506,685	469,844

Total liabilities and shareholders’ equity	$7,558,928	$6,942,224

See accompanying summary of significant accounting policies and notes to consolidated financial statements.	F-2

Sterling Financial Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2005	2004	2003
Interest income:
Loans	$296,306	$229,448	$169,411
MBS	88,682	85,009	41,193
Investments and cash equivalents	2,823	5,304	4,123

Total interest income	387,811	319,761	214,727

Interest expense:
Deposits	91,990	53,483	36,831
Short-term borrowings	35,255	23,787	11,753
Long-term borrowings	44,031	45,675	41,223

Total interest expense	171,276	122,945	89,807

Net interest income	216,535	196,816	124,920

Provision for losses on loans:	(15,200)	(12,150)	(10,500)

Net interest income after provision for losses on loans	201,335	184,666	114,420

Non-interest income:
Fees and service charges	34,702	32,692	19,168
Mortgage banking operations	17,899	6,155	8,482
Loan servicing fees	434	561	566
Net gains (losses) on sales of securities	(57)	4,571	3,694
Real estate owned and other collateralized assets operations	477	(162)	(73)
BOLI	5,914	4,340	3,742
Gain (charge) related to early repayment of debt	645	(238)	(1,464)
Other non-interest expense	(445)	(120)	(380)

Total non-interest income	59,569	47,799	33,735

Non-interest expenses (Note 19)	170,281	148,370	94,564

Income before income taxes	90,623	84,095	53,591

Income tax benefit (provision)
Current	(23,192)	(19,030)	(25,558)
Deferred	(6,212)	(8,760)	6,880

Total tax provision	(29,404)	(27,790)	(18,678)

Net income	$61,219	$56,305	$34,913

Earnings per share — basic	$1.77	$1.66	$1.45

Earnings per share — diluted	$1.75	$1.62	$1.42

Weighted average shares outstanding — basic	34,633,952	33,931,509	23,980,113

Weighted average shares outstanding — diluted	35,035,029	34,708,794	24,590,172

See accompanying summary of significant accounting policies and notes to consolidated financial statements.	F-3

Sterling Financial Corporation
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Net income	$61,219	$56,305	$34,913
Other comprehensive income (loss):

Change in unrealized gains or losses on investments and MBS available for sale, net of reclassification adjustments	(39,303)	8,437	(28,665)
Less deferred income tax benefit (provision)	14,554	(2,714)	10,033

Net other comprehensive income (loss)	(24,749)	5,723	(18,632)

Comprehensive income	$36,470	$62,028	$16,281

See accompanying summary of significant accounting policies and notes to consolidated financial statements.	F-4

Sterling Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, January 1, 2003	11,958,948	$11,959	$125,177	$3,439	$63,081	$203,656
Shares issued upon exercise of stock options	161,414	162	1,061			1,223
Shares issued for business combination	1,401,370	1,401	27,817			29,218
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				(18,632)		(18,632)
10% common stock dividend	1,343,599	1,343	27,356		(28,699)
Cash paid for fractional shares	(1,414)	(1)	(29)			(30)
Net income					34,913	34,913

Balance, December 31, 2003	14,863,917	14,864	181,382	(15,193)	69,295	250,348
Shares issued upon exercise of stock options	565,638	566	6,074			6,640
Shares issued for business combination	5,455,269	5,455	140,485			145,940
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				5,723		5,723
10% common stock dividend	2,053,421	2,053	60,414		(62,467)
Cash paid for fractional shares	(2,091)	(2)	(61)			(63)
Tax benefit of stock options			4,951			4,951
Net income					56,305	56,305

Balance, December 31, 2004	22,936,154	22,936	393,245	(9,470)	63,133	469,844
Shares issued upon exercise of stock options	366,696	367	3,044			3,411
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				(24,749)		(24,749)
Stock split — three for two	11,553,249	11,553	(11,553)
Cash paid for fractional shares	(550)		(14)			(14)
Cash dividends					(3,657)	(3,657)
Tax benefit of stock options			631			631
Net income					61,219	61,219

Balance, December 31, 2005	34,855,549	$34,856	$385,353	$(34,219)	$120,695	$506,685

See accompanying summary of significant accounting policies and notes to consolidated financial statements.	F-5

Sterling Financial Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$61,219	$56,305	$34,913
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	15,223	12,155	10,680
Stock dividends on FHLB Seattle stock	(303)	(1,994)	(2,682)
Net gain on sales of loans, investments and MBS	(10,219)	(7,093)	(9,412)
Other gains and losses	(103)	117	164
Gain related to early repayment of debt	(645)	0	0
Change in cash surrender value of BOLI	(5,914)	(4,340)	(3,742)
Depreciation and amortization	20,063	14,289	12,271
Deferred income tax (provision) benefit	(6,212)	8,760	6,880
Change in:
Accrued interest receivable	(8,326)	(4,437)	(1,635)
Prepaid expenses and other assets	17,375	1,955	1,375
Cashiers checks issued and payable	2,270	(14,411)	2,318
Accrued interest payable	3,327	4,505	322
Accrued expenses and other liabilities	10,734	(7,934)	(4,804)
Proceeds from sales of loans originated for sale	182,538	205,899	417,880
Loans originated for sale	(178,718)	(203,378)	(412,162)

Net cash provided by operating activities	102,309	60,398	52,366

Cash flows from investing activities:
Change in restricted cash	419	223	22
Loans funded and purchased	(3,732,692)	(3,102,775)	(2,258,247)
Loan principal received	2,619,152	2,308,746	1,803,824
Proceeds from sales of other loans	472,682	0	0
Purchase of investments securities	(17,152)	(239,438)	(6,089)
Proceeds from maturities of investments securities	2,604	226,535	2,627
Proceeds from sales of investments securities	14,844	97,597	14,881
Cash and cash equivalents acquired as part of mergers	0	44,031	143,631
Purchase of BOLI	(10,000)	0	(10,000)
Purchase of mortgage-backed securities	(471,715)	(1,312,581)	(1,245,335)
Principal payments on MBS	385,126	353,175	279,343
Proceeds from sales of MBS	115,837	537,672	694,023
Purchase of office properties and equipment	(12,901)	(10,623)	(7,442)
Sale of office properties and equipment	268	0	0
Improvements and other changes to real estate owned	(331)	241	(282)
Proceeds from sales and liquidation of real estate owned	4,104	6,705	3,986

Net cash used in investing activities	(629,755)	(1,090,492)	(585,058)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.	F-6

Sterling Financial Corporation
Consolidated Statements of Cash Flows, Continued
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$302,593	$139,333	$153,046
Proceeds from issuance of time deposits	2,749,173	2,050,289	1,586,006
Payments for maturing time deposits	(2,195,593)	(1,819,944)	(1,518,327)
Interest credited to deposits	86,832	50,399	36,032
Advances from FHLB Seattle	1,204,777	1,401,062	635,589
Repayment of advances from FHLB Seattle	(1,395,513)	(1,150,896)	(493,526)
Net change in securities sold subject to repurchase agreements and funds purchased	(168,336)	416,875	113,368
Proceeds from other borrowings	0	0	54,000
Repayment of other borrowings	(19,000)	(36,995)	(46,099)
Payments for fractional shares and merger costs	(14)	(240)	(30)
Proceeds from exercise of stock options, net of repurchases	3,411	7,083	1,223
Deferred financing costs	(75)	0	(732)
Cash dividend paid to shareholders	(1,736)	0	0
Other	(953)	836	(242)

Net cash provided by financing activities	565,566	1,057,802	520,308

Net change in cash and cash equivalents	38,120	27,708	(12,384)
Cash and cash equivalents, beginning of year	93,187	65,479	77,863

Cash and cash equivalents, end of year	$131,307	$93,187	$65,479

Supplemental disclosures:
Cash paid during the period for:
Interest	$167,949	$116,326	$87,928
Income taxes	11,377	17,427	17,976

Noncash financing and investing activities:
Loans converted into real estate owned	2,271	3,858	3,124
Common stock issued upon business combination	0	145,940	29,218
Common stock cash dividend accrued	1,921	0	0
Common stock dividend	0	62,467	28,699
Common stock split, effected as dividend	11,553	0	0

See accompanying summary of significant accounting policies and notes to consolidated financial statements.	F-7

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2005, 2004 and 2003
Business
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
Sterling provides personalized, quality financial services to its customers as exemplified by its Hometown Helpful® philosophy. Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the Pacific Northwest region. With $7.56 billion in total assets at December 31, 2005, Sterling attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 140 retail branches located in Washington, Oregon, Idaho and Montana. Sterling originates loans through branch offices, as well as Action Mortgage residential loan production offices in the four-state area, as well as Utah and through INTERVEST commercial real estate lending offices in Washington, Oregon, Arizona and California. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and many other financial products through Harbor Financial.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Sterling’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Sterling’s consolidated financial position and results of operations.
Cash and Cash Equivalents
Cash equivalents include investments with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are deposited with other banks and financial institutions in amounts that may at times exceed the federal insurance limit. Sterling evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.
Restricted cash consists primarily of non-interest bearing deposits maintained as a reserve at the Federal Reserve Bank.
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

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2005, 2004 and 2003
Investments and MBS
Sterling classifies debt and equity investments and MBS as follows:
•	Available for Sale. Except for FHLB Seattle stock, debt and equity investments and MBS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2005 and 2004. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders’ equity until realized.

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
For the Years Ended December 31, 2005, 2004 and 2003
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
Real Estate Owned
Property and other assets acquired through foreclosure of defaulted mortgage loans are carried at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable. The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.
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

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2005, 2004 and 2003
Goodwill and Other Intangible Assets, Continued:
Sterling’s management performed the annual test of its goodwill and other intangible assets as of June 30, 2005, and concluded that the recorded values were not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different but still reasonable assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations. Other intangible assets consisting of core deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.
Loan Purchases
In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” loans acquired at a discount, when the discount is in part attributable to credit quality, should not have interest accrued on them at the coupon rate, but at a rate that is discounted for the credit quality issues. Changes in the estimates of cash flows will require an adjustment to the accrual rate. Sterling considers this guidance when entering into applicable transactions. Sterling paid premiums for loan purchases entered into during the effective time of this SOP, with substandard loans being withdrawn from the pools.
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
At December 31, 2005 and 2004, mortgage servicing rights were approximately $5.4 million and $4.1 million, respectively, which are net of accumulated amortization of approximately $5.2 million and $3.3 million, respectively. The initial valuation of mortgage servicing rights is based on the relative fair value of the servicing rights and the loan that was sold. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.
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
Earnings Per Share
Earnings per share — basic is computed by dividing net income by the weighted average number of shares outstanding during the period. Earnings per share — diluted is computed by dividing net income by the weighted average number of shares outstanding, increased by the additional shares that would have been outstanding if all potentially dilutive and contingently issuable shares had been issued.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2005, 2004 and 2003
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

	Years Ended December 31,
	2005	2004	2003
Reported net income:	$61,219	$56,305	$34,913
Add back: Stock-based employee compensation expense, net of related tax effects	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,319)	(7,331)	(2,486)

Pro forma net income	$57,900	$48,974	$32,427

Basic earnings per share:
Reported earnings per share	$1.77	$1.66	$1.45
Stock-based employee compensation, fair value	(0.10)	(0.22)	(0.10)

Pro forma earnings per share	$1.67	$1.44	$1.35

Diluted earnings per share:
Reported earnings per share	$1.75	$1.62	$1.42
Stock-based employee compensation, fair value	(0.09)	(0.21)	(0.10)

Pro forma earnings per share	$1.66	$1.41	$1.32

A significant portion of the options granted in 2004 and 2003 vested in 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Years Ended December 31,
	2005	2004	2003
Expected volatility	32%	37% - 132%	85% - 132%
Expected lives (in years)	2.9 - 5.4	4 - 10	4 - 10
Risk free interest rates	4.37% - 4.44%	1.77% - 6.52%	2.86% - 6.52%
Expected forfeiture rate	0%	0%	0%
Annual dividend yield	0.87% - 1.04%	0%	0%

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2005, 2004 and 2003
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
Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount
Year ended December 31, 2005	$(64)
Year ended December 31, 2004	464
Year ended December 31, 2003	(2,046)
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
Rate lock commitments and forward sales agreements are considered to be derivatives. Sterling has recorded the estimated fair values of the rate lock commitments and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur. The estimated fair values of rate lock commitments and forward sales agreements as compared to the contracted amounts at December 31, 2005 resulted in an asset of $147,000 and a liability of $25,000, respectively. At December 31, 2004, rate lock commitments and forward sales agreements were assets of $76,000 and $12,000, respectively.
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
For the Years Ended December 31, 2005, 2004 and 2003
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on retained earnings or net income as previously reported.
Other Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which established accounting standards for transactions involving the issuance of equity instruments to employees for services rendered. This statement is a revision of SFAS No. 123, and supersedes APB No. 25. This statement requires the estimation and recognition of the grant date fair value of stock options issued to employees. This statement is effective for Sterling as of January 1, 2006. Management has evaluated the effect of this new standard, and has determined that the cost of currently outstanding unvested stock options will not have a material effect on Sterling’s consolidated financial statements. Management is currently evaluating what form, if any, of share based compensation it will implement in the future.
In November 2005, FASB Staff Position (“FSP”) No. 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” was released. This FSP addresses when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for reporting periods beginning after December 15, 2005, with early application permitted. Sterling has applied this standard, and it did not have a material effect on the consolidated financial statements.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
1. Investments and MBS:
The carrying and fair values of investments and MBS are summarized as follows (in thousands):

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying/Fair
	Cost	Gains	Losses	Value
December 31, 2005
U.S. Government and agency obligations	$21,976	$1	$(184)	$21,793
FHLB Seattle stock (restricted)	76,626	0	0	76,626
MBS	2,014,512	188	(54,118)	1,960,582
Other	17,614	0	0	17,614

Total	$2,130,728	$189	$(54,302)	$2,076,615

December 31, 2004
U.S. Government and agency obligations	$28,089	$95	$(114)	$28,070
FHLB Seattle stock (restricted)	74,846	0	0	74,846
MBS	2,051,676	4,991	(19,747)	2,036,920
Other	17,300	0	0	17,300

Total	$2,171,911	$5,086	$(19,861)	$2,157,136

	Held to Maturity
	Amortized
	Cost/	Gross	Gross
	Carrying	Unrealized	Unrealized
	Value	Gains	Losses	Fair Value
December 31, 2005
Municipal bonds	$50,907	$224	$(400)	$50,731
Other	1,017	0	0	1,017

Total	$51,924	$224	$(400)	$51,748

December 31, 2004
Municipal bonds	$47,449	$184	$(166)	$47,467

At December 31, 2005 and 2004, accrued interest on investments and MBS was $9.1 million and $9.2 million, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
1. Investments and MBS, Continued:
During the years ended December 31, 2005, 2004 and 2003, Sterling sold available-for-sale investments and MBS which resulted in the following (in thousands):

		Gross	Gross
	Proceeds from	Realized	Realized
	Sales	Gains	Losses
Year ended December 31, 2005	$130,681	$442	$499
Year ended December 31, 2004	635,269	6,390	1,819
Year ended December 31, 2003	708,904	4,590	896
At December 31, 2005, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
Available-for-sale MBS:
1 to 5 years	$16,318	$15,628
After 5 years through 10 years	91,705	88,828
After 10 years	1,906,489	1,856,126

	$2,014,512	$1,960,582

Available-for-sale U.S. Government and agency obligations:
Under 1 year	$7,969	$7,956
After 1 year through 5 years	14,007	13,837

	$21,976	$21,793

Other available for sale:
After 5 years through 10 years	$1,500	$1,500
After 10 years	92,740	92,740

	$94,240	$94,240

Held-to-maturity municipal bonds:
Under 1 year	$350	$354
After 1 year through 5 years	2,816	2,806
After 5 through 10 years	7,234	7,160
After 10 years	40,507	40,411

	$50,907	$50,731

Other held-to-maturities securities:
Under 1 year	$857	$857
After 1 year through 5 years	160	160

	$1,017	$1,017

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
1. Investments and MBS, Continued:
Pursuant to FSP No. 115-1, the following table summarizes Sterling’s gross unrealized losses on temporarily impaired investments and MBS as of the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses	Market Value	Losses
December 31, 2005

U.S. Government and agency obligations	$19,754	$(184)	$0	$0	$19,754	$(184)
Municipal bonds	6,031	(84)	26,490	(316)	32,521	(400)
MBS	541,451	(10,544)	890,661	(36,737)	1,432,112	(47,281)
Collateralized mortgage obligations	416,705	(5,496)	44,167	(1,341)	460,872	(6,837)

Total	$983,941	$(16,308)	$961,318	$(38,394)	$1,945,259	$(54,702)

December 31, 2004

U.S. Government and agency obligations	$14,919	$(114)	$0	$0	$14,919	$(114)
Municipal bonds	27,089	(166)	24	0	27,113	(166)
MBS	664,928	(9,984)	417,597	(9,240)	1,082,525	(19,224)
Collateralized mortgage obligations	39,933	(194)	44,411	(329)	84,344	(523)

Total	$746,869	$(10,458)	$462,032	$(9,569)	$1,208,901	$(20,027)

Sterling’s investment and MBS portfolio is managed to provide and maintain liquidity, maintain a balance of high quality diversified investments to minimize risk, provide collateral for pledging and maximize returns. Management believes all unrealized losses as of December 31, 2005 to be market driven, with no permanent sector or issuer credit concerns or impairments. As such, Sterling’s investments and MBS are believed to be temporarily, not permanently, impaired in value.
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
At December 31, 2005 and 2004, U.S. government and agency obligations and MBS with an aggregate fair value of $68.7 million and $113.0 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon and Montana state laws and regulations. Additionally, Sterling periodically utilizes MBS as collateral for reverse repurchase agreements and other borrowing transactions. See Notes 9 and 10.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
2. Loans Receivable:
The components of loans receivable are as follows (in thousands):

	December 31,
	2005	2004
Real estate loans:
Variable rate:
1-4 unit residential	$81,201	$131,739
5 or more unit residential	287,389	164,245
Commercial	646,650	651,579
Land and other	6,559	704
Fixed rate:
Conventional 1-4 unit residential	376,683	646,175
1-4 unit residential, insured by FHA/VA	628	1,066
5 and 7 year balloon or reset 1-4 unit residential	11,432	7,104
5 or more unit residential	44,822	20,509
Commercial	145,431	48,005
Land and other	12,268	8,140
Construction:
1-4 unit residential	591,362	357,049
5 or more unit residential	143,272	120,411
Commercial	286,868	175,434

	2,634,565	2,332,160

Other loans:
Commercial loans	880,633	755,717
Commercial and personal lines of credit	853,436	740,235
Consumer loans	581,681	480,034

	2,315,750	1,975,986

Total loans receivable	4,950,315	4,308,146
Deferred loan fees, net of direct origination costs	(8,916)	(6,907)

Gross loans receivable	4,941,399	4,301,239
Allowance for losses on loans	(55,483)	(49,362)

Loans receivable, net	$4,885,916	$4,251,877

Weighted average interest rate	6.89%	5.91%

Net accrued interest on loans receivable was approximately $26.7 million and $18.3 million at December 31, 2005 and 2004, respectively.
Sterling originates the majority of its loans throughout the Pacific Northwest. The value of real estate properties in the Pacific Northwest is affected by changes in the economic environment. It is reasonably possible that these values could change in the near term, which may adversely affect Sterling’s estimate of its allowance for losses on loans associated with these loans receivable.
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

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
2. Loans Receivable, Continued:
At December 31, 2005, the contractual principal payments due on outstanding loans receivable (in thousands) are shown below. Actual payments may differ from expected payments because borrowers have the right to prepay loans, with or without prepayment penalties:

Years Ending December 31,	Amount
2006	$1,723,259
2007	625,518
2008	354,707
2009	260,861
2010	263,338
Thereafter	1,722,632

$4,950,315

Loan sales during 2005 resulted in gains of $10.2 million versus 2004 gains of $2.7 million, with the difference being primarily volume driven.
3. Loan Servicing:
Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2005	2004	2003
Loan portfolios serviced for:
FHLMC	$203,836	$180,641	$184,931
FNMA	401,354	191,336	143,157
FHLB	1,495	1,625	1,317
Other residential permanent	122	195	205
Commercial real estate	814,157	593,329	211,539
Other commercial	159	225	0
Consumer	3,098	7,846	25,927

	$1,424,221	$975,197	$567,076

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
3. Loan Servicing, Continued:
The following is an analysis of the changes in mortgage servicing rights (in thousands):

Amount
Balance, January 1, 2003	$1,680
Originated servicing	2,553
Amortization	(1,113)
Net write-up	380

Balance, December 31, 2003	3,500

Originated servicing	765
Acquired servicing	924
Amortization	(1,179)
Net write-up	68

Balance, December 31, 2004	4,078

Originated servicing	2,790
Acquired servicing	316
Amortization	(1,754)

Balance, December 31, 2005	$5,430

Sterling has sold participations in certain commercial real estate loans to investors on a servicing retained basis. During the years ended December 31, 2005, 2004 and 2003, Sterling sold approximately $125.5 million, $16.3 million and $35.9 million in commercial real estate loans under participation agreements, resulting in net gains of $449,000, $44,000 and $328,000, respectively.
4. Real Estate Owned:
The components of real estate owned are as follows (in thousands):

	December 31,
	2005	2004
Commercial	$358	$768
Residential	250	462
Other	188	635

	796	1,865
Allowance for losses	(17)	0

Real estate owned, net	$779	$1,865

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
5. Allowances for Losses on Loans and Real Estate Owned:
The following is an analysis of the changes in the allowances for losses on loans and real estate owned (in thousands):

		Real Estate
	Loans	Owned	Total
Balance, January 1, 2003	$27,866	$239	$28,105
Provision	10,500	180	10,680
Allowance for losses on assets acquired	870	0	870
Amounts written off	(4,253)	(416)	(4,669)
Recoveries	622	0	622

Balance, December 31, 2003	35,605	3	35,608

Provision	12,150	5	12,155
Allowance for losses on assets acquired	6,722	0	6,722
Amounts written off	(5,483)	(8)	(5,491)
Recoveries	368	0	368

Balance, December 31, 2004	49,362	0	49,362

Provision	15,200	23	15,223
Amounts written off	(9,651)	(6)	(9,657)
Recoveries	572	0	572

Balance, December 31, 2005	$55,483	$17	$55,500

The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

	December 31,
	2005	2004
Non-accrual loans (1)	$6,542	$10,738
Restructured loans (2)	1,081	1,305

Total impaired loans	$7,623	$12,043

(1)	The total allowance for losses on loans related to these loans was $2.2 million and $3.5 million at December 31, 2005 and 2004, respectively. Interest income of $258,000, $659,000 and $1,025,000 was recorded during the years ended December 31, 2005, 2004 and 2003, respectively, in connection with such loans. For loans on non-accrual status at year end, additional gross interest income of $693,000, $1,348,000 and $1,487,000 would have been recorded during the years ended December 31, 2005, 2004 and 2003, respectively, if non-accrual and restructured loans had been current in accordance with their original contractual terms.

The average recorded investment in impaired loans during the years ended December 31, 2005, 2004 and 2003, was $12.3 million, $13.9 million and $22.3 million, respectively .

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

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
6. Office Properties and Equipment:
The components of office properties and equipment are as follows (in thousands):

	December 31,		Estimated
	2005	2004	Useful Life
Buildings and improvements	$57,678	$55,234	20-40 years
Furniture, fixtures, equipment and computer software	55,002	46,753	3-10 years
Leasehold improvements	7,716	6,371	5-20 years
Automobiles	178	154	3-5 years

	120,574	108,512
Less accumulated depreciation and amortization	(51,236)	(43,317)

	69,338	65,195
Land	13,094	13,207

Total office properties and equipment	$82,432	$78,402

7. Goodwill and Other Intangible Assets:
Sterling has goodwill and core deposit intangible assets, which were recorded in connection with certain business combinations.
SFAS No. 142 requires Sterling to test its goodwill for impairment at least annually. Sterling tested its goodwill and found no impairment during 2005, 2004 and 2003. Goodwill and acquired intangible assets have been allocated to the Community Banking segment of Sterling.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
7. Goodwill and Other Intangible Assets, Continued:
The changes in the carrying value of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

Amount
Balance as of January 1, 2004	$45,075
Goodwill acquired during the year	67,323

Balance as of December 31, 2004	112,398
Goodwill added (1)	309

Balance at December 31, 2005	$112,707

(1)	During 2005, $309,000 of contingent consideration was earned related to the acquisition of Peter W. Wong Associates, Inc. (“PWWA”). See Note 25.
The carrying value of core deposit intangibles at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Gross carrying value	$22,332	$22,332
Accumulated amortization	(4,707)	(2,484)

Net carrying value	$17,625	$19,848

The values of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship, which is currently projected to be 10 years. Core deposit intangible amortization expense for each of 2005 and 2004 was $2.2 million and for 2003 was $262,000.
Core deposit intangible amortization expense over the next five years is projected as follows (in thousands):

Year Ending December 31,	Amount
2006	$2,222
2007	2,222
2008	2,222
2009	2,222
2010	2,222

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
8. Deposits:
The components of deposits and applicable yields are as follows (in thousands):

	December 31,
	2005	2004
Transaction accounts:
Interest-bearing checking, 0.00% to 3.25%	$432,936	$413,217
Noninterest-bearing checking	673,934	574,186

Total transaction accounts	1,106,870	987,403

Savings accounts:
Regular savings, 0.10% to 0.75%	187,646	203,487
MMDA, 0.00% to 4.41%	1,124,387	901,384

Total savings accounts	1,312,033	1,104,871

Time deposit accounts:
Up to 1.99%	27,228	521,384
2.00 to 2.99%	199,163	641,324
3.00 to 3.99%	1,018,140	268,773
4.00 to 4.99%	1,050,936	164,019
5.00 to 5.99%	52,754	104,092
6.00 to 6.99%	33,327	63,102
7.00 and over	5,850	8,328

Total time deposit accounts	2,387,398	1,771,022

Total deposits	$4,806,301	$3,863,296

The weighted average interest rate of all deposits was 2.60% and 1.71% at December 31, 2005 and 2004, respectively.
At December 31, 2005, the scheduled maturities of time deposit accounts are as follows (in thousands):

		Weighted
		Average
		Interest
	Amount	Rate
Due within 1 year	$1,841,679	3.81%
Due in 1 to 2 years	225,271	4.04
Due in 2 to 3 years	85,573	3.69
Due in 3 to 4 years	81,251	4.14
Due in 4 to 5 years	55,613	5.17
Due after 5 years	98,011	4.86

	$2,387,398

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
8. Deposits, Continued:
At December 31, 2005 and 2004, the remaining maturities of time deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

	December 31,
	2005	2004
Less than 3 months	$525,623	$293,748
Over 3 to 6 months	332,184	245,928
Over 6 to 12 months	449,559	202,773
Over 12 months	201,183	261,189

	$1,508,549	$1,003,638

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Transaction accounts	$1,340	$837	$991
Regular savings accounts	802	1,242	635
MMDA	21,470	10,105	5,943
Time deposit accounts	68,378	41,299	29,262

	$91,990	$53,483	$36,831

9. Advances from Federal Home Loan Bank of Seattle:
Advances from FHLB Seattle are collateralized by certain investments and MBS and qualifying loans with a carrying value of approximately $1.95 billion and $2.18 billion at December 31, 2005 and 2004, respectively. Sterling Savings Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets, subject to collateralization requirements. At December 31, 2005, Sterling Savings Bank had the ability to borrow an additional $278.8 million from FHLB Seattle.
The advances from FHLB Seattle at December 31, 2005 and 2004, are repayable as follows (in thousands):

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average Interest		Average Interest
	Amount	Rate	Amount	Rate
Due within 1 year	$670,047	3.39%	$562,238	3.36%
Due in 1 to 2 years	131,018	3.76	447,814	2.67
Due in 2 to 3 years	120,636	4.30	141,677	3.73
Due in 3 to 4 years	168,000	3.81	243,270	4.08
Due in 4 to 5 years	225,000	4.41	57,072	5.98
Due after 5 years	128,761	4.23	183,862	5.34

	$1,443,462		$1,635,933

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
10. Securities Sold Subject to Repurchase Agreements and Funds Purchased:
Sterling sells securities under agreements to repurchase the same or similar securities (“reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability on the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. These agreements had a weighted average interest rate of 3.68% and 2.53% at December 31, 2005 and 2004, respectively. At December 31, 2005, substantially all of Sterling’s reverse repurchase agreements were transacted with Morgan Stanley ($167.4 million), Merrill Lynch ($50.0 million), First Boston ($150.0 million) and Citigroup ($191.5 million), with the balance of such short-term repurchase agreements of $52.8 million, held by various other retail customers. The MBS underlying these agreements is held by Sterling, but the title has been transferred to the aforementioned banks. The risk of default under such agreements is limited by the financial strength of these broker/dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 2005, under the reverse repurchase agreements, Sterling has pledged as collateral investments and MBS with aggregate amortized costs and market values of $692.0 million and $669.0 million, respectively.
The average balances of reverse repurchase agreements were $634.8 million, $630.1 million and $236.0 million during the years ended December 31, 2005, 2004 and 2003, respectively. The maximum amount outstanding at any month end during these same periods was $821.4 million, $779.0 million and $360.6 million, respectively.
At December 31, 2005 and 2004, securities sold subject to repurchase agreements are repayable as follows (in thousands):

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average Interest		Average Interest
	Amount	Rate	Amount	Rate
Due within 1 year	$261,676	4.07%	$779,012	2.53%
Due after 1 year	350,000	3.39	0	0.00

	$611,676		$779,012

At December 31, 2004, outstanding federal funds purchased were $1.0 million.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
11. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	December 31,
	2005	2004
Term note payable (1)	$0	$19,000
Trust Preferreds Securities (2)	108,707	108,685
Other (3)	1,981	4,137

Total other borrowings	$110,688	$131,822

(1)	At December 31, 2004, Sterling had a $19 million variable-rate term note with U.S. Bank, N.A. (“U.S. Bank”). On March 31, 2005, Sterling repaid $14 million of principal on this borrowing. On April 29, 2005, Sterling repaid the remaining balance of this borrowing.

On May 18, 2005, Sterling entered into a $40 million variable-rate credit agreement (the “Credit Facility”) with Bank of Scotland. Funds can be borrowed for up to one year after the agreement date before the credit line expires. Once funds have been borrowed, Sterling can take up to seven years to repay the principal. Amounts loaned pursuant to the Credit Facility bear Eurodollar interest at the LIBOR rate (as defined in the Credit Facility) plus a specified margin based on Sterling’s credit ratings and compliance with the terms of the Credit Facility. The Credit Facility is secured by a majority of the preferred stock of Sterling’s wholly owned subsidiary, Sterling Savings Bank. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on Sterling’s ability to take certain actions, such as incur debt, make investments and make acquisitions of other entities. Sterling is obligated to commence repayment of any loan principal on the third anniversary of the date Sterling entered into the Credit Facility, and is permitted to prepay loan principal without penalty. No amounts borrowed and repaid under the Credit Facility may be reborrowed. As of December 31, 2005, no funds had been advanced to Sterling under the Credit Facility.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
11. Other Borrowings, Continued:
(2)	Sterling raises capital from time to time through the formation of trusts (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. The Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semiannually.
Details of the Trust Preferred Securities are as follows:

				Mandatorily	Rate at
				Redeemable Capital	December	Amount (in
Subsidiary Issuer	Issue Date	Maturity Date	Call Date	Security	31, 2005	Thousands)
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating Rate Capital Securities	7.69%	$10,310

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating Rate Capital Securities	7.77%	20,619

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating Rate Preferred Securities	7.49%	10,310

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating Rate Capital Securities	7.50%	14,433

Klamath First Capital Trust II	April 2002	April 2032	April 2007	Floating Rate Capital Securities	8.15%	13,144

Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating Rate Capital Securities	7.67%	15,148

Sterling Capital Trust II	July 2001	July 2031	June 2006	10.25% Cumulative Capital Securities	10.25%	24,743

					8.30%*	$108,707

*	Weighted average rate

(3)	During 2002, Sterling financed the sale of certain loans to an unrelated party. Since the underlying loans served as collateral on the loan to the purchaser, this sale was accounted for as a financing. At December 31, 2005 and 2004, $2.0 million and $4.1 million remained outstanding on the financing, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
12. Income Taxes:
The components of income tax expense (benefit) included in the consolidated statements of income were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current income taxes:
Federal	$21,667	$17,229	$24,107
State	1,525	1,801	1,451

Total current income taxes	23,192	19,030	25,558

Deferred income taxes:
Federal	5,703	8,031	(6,501)
State	509	729	(379)

Total deferred income taxes	6,212	8,760	(6,880)

Total income tax expense	$29,404	$27,790	$18,678

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2005		2004
	Assets	Liabilities	Assets	Liabilities
Allowance for losses on loans	$20,057	$0	$18,410	$0
Unrealized losses on available-for-sale securities	20,025	0	5,467	0
Investment securities basis difference	12,314	12,941	20,971	12,678
Deferred compensation	4,775	0	3,795	0
FHLB Seattle dividends	0	12,930	0	13,174
Deferred loan fees	0	3,280	0	3,369
Office properties and equipment	0	2,417	0	2,245
Mortgage servicing rights	0	1,801	0	1,267
Nonaccrual loans	527	0	508	0
Prepaid expenses	0	570	0	633
Other	0	0	0	372

	$57,698	$33,939	$49,151	$33,738

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
12. Income Taxes, Continued:
A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized. The following table summarizes the calculation of Sterling’s effective tax rates for the periods presented (in thousands):

	Years Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate	$31,718	35.0%	$29,433	35.0%	$18,757	35.0%
Tax effect of:
State taxes, net of federal benefit	1,322	1.5	1,644	2.0	697	1.3
Tax-exempt interest	(655)	(0.7)	(770)	(0.9)	(171)	(0.3)
Bank owned life insurance	(2,070)	(2.3)	(1,519)	(1.8)	(1,310)	(2.4)
Acquisition costs	0	0.0	(366)	(0.4)	(236)	(0.4)
Tax credits	(874)	(1.0)	(531)	(0.6)	0	0.0
Other, net	(37)	(0.1)	(101)	(0.1)	941	1.7

	$29,404	32.4%	$27,790	33.2%	$18,678	34.9%

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
13. Stock Options:
Sterling has granted options to purchase shares of its common stock at exercise prices equal to the fair market value of the stock at the date of grant. The vesting of options ranges from immediately upon grant to four years and their exercisability ranges from immediately upon grant to ten years from the date of grant. Sterling is authorized to grant options to purchase up to 2.3 million shares under various stock option incentive plans. At December 31, 2005, options to purchase up to 456,249 shares remained available for grant.
Stock option transactions are summarized as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price	Exercise Price Per Share
Balance, January 1, 2003	1,486,964	$5.54	$3.66	—	$10.29
Options granted	349,500	19.30	$17.13	—	$19.84
Options exercised	(276,000)	5.25	$3.66	—	$8.39

Balance, December 31, 2003	1,560,464	9.61	$3.92	—	$8.39
Options granted	478,500	26.49	$20.55	—	$26.71
Options issued in merger	650,298	10.38	$10.18	—	$16.03
Options exercised	(895,287)	8.09	$3.92	—	$16.03

Balance, December 31, 2004	1,793,975	15.18	$4.27	—	$26.71
Options granted	401,000	25.71	$25.71	—	$25.71
Options exercised	(491,016)	8.93	$4.27	—	$19.84

Balance, December 31, 2005	1,703,959	$19.46	$4.27	—	$26.71

Vested options	1,700,659	19.48
Unvested options	3,300	10.15

Balance, December 31, 2005	1,703,959	$19.46

Exercisable, December 31, 2005	1,700,659	$19.48

The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003, was $7.91, $11.77 and $17.53, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
13. Stock Options, Continued:
The following table summarizes information about Sterling’s plans at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average Exercise	Number	Average Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$ 4.27 - $ 8.01	226,834	3.3 years	$5.76	226,834	$5.76
$ 8.01 - $12.02	273,001	4.6 years	10.05	269,701	10.05
$12.02 - $16.03	26,846	7.1 years	13.13	26,846	13.13
$16.03 - $20.04	297,778	5.7 years	19.38	297,778	19.38
$20.04 - $24.01	22,500	7.0 years	21.82	22,500	21.82
$24.01 - $26.71	857,000	6.6 years	26.24	857,000	26.24

	1,703,959			1,700,659

All share and dollar amounts have been restated to reflect the conversion of options upon the consummation of business combinations into a Sterling stock option at the exchange ratio. All exercise prices have been restated to reflect all common stock dividends paid to date.
14. Shareholders’ Equity:
On January 2, 2004, Sterling issued 5,431,067 shares of common stock (net of 194 fractional shares) in its acquisition of Klamath First Bancorp, Inc. (“KFBI”). On November 30, 2004, Sterling issued 24,008 shares of common stock in connection with INTERVEST’s acquisition of PWWA. See Note 25.
In October 2005, Sterling paid a $0.05 per share, or $1.7 million of cash dividends to shareholders of record as of September 30, 2005. In January 2006, Sterling paid a $0.055 per share, or $1.9 million of cash dividends to shareholders of record as of December 30, 2005. The January 2006 cash dividend was accrued as of the record date.
On August 31, 2005, Sterling completed a three for two stock split, resulting in the issuance of 11,553,249 shares of common stock to shareholders of record as of August 17, 2005. This split was effected in the form of a 50% stock dividend. During 2004 and 2003, Sterling issued 10% stock dividends. All weighted average shares outstanding and per share amounts have been retroactively restated to reflect these transactions.
In December 2005, Sterling registered one million shares of its common stock to be periodically issued pursuant to Sterling’s Dividend Reinvestment and Direct Stock Purchase and Sale Plan, including discounts ranging from 0% to 5%, at Sterling’s discretion.
The Board has the authority to issue preferred stock of Sterling in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.
15. Earnings Per Share:
The following table (dollars in thousands, except per share amounts) presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations, which includes the number of antidilutive securities that were not included in the dilutive earnings per share computations. These antidilutive securities occur when options outstanding held an option price greater than the average market price for the period. All prior period per share amounts have been restated to reflect the three for two stock split in August 2005.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
15. Earnings Per Share, Continued:

	For the Year Ended December 31, 2005
		Weighted
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Earnings per common share — basic	$61,219	34,633,952	$1.77
Effect of dilutive securities:
Common stock options	0	365,065	(0.02)
Contingently issuable shares	0	36,012	0.00

Earnings per common share — diluted	$61,219	35,035,029	$1.75

Antidilutive options not included in diluted earnings per share		857,000

	For the Year Ended December 31, 2004
		Weighted
	Net Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Earnings per common share — basic	$56,305	33,931,509	$1.66
Effect of dilutive securities:
Common stock options	0	774,236	(0.04)
Contingently issuable shares	0	3,049	0.00

Earnings per common share — diluted	$56,305	34,708,794	$1.62

Antidilutive options not included in diluted earnings per share		469,500

	For the Year Ended December 31, 2003
		Weighted
		Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Earnings per common share — basic	$34,913	23,980,113	$1.45
Effect of dilutive securities:
Common stock options	0	610,059	(0.03)

Earnings per common share — diluted	$34,913	24,590,172	$1.42

Antidilutive options not included in diluted earnings per share		0

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
16. Regulatory Capital:
Sterling and Sterling Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling and Sterling Savings Bank intend to enhance their capital resources and regulatory capital ratios through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At December 31, 2005, Sterling and Sterling Savings Bank both exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations.
The following table sets forth the amounts and ratios regarding actual and minimum core (Tier I) risk-based and total risk-based capital requirements, together with the amounts and ratios required to meet the definition of a “well-capitalized” institution, without giving effect to forbearance or capital provisions contained in certain merger and acquisition agreements (dollars in thousands).

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital to risk-weighted assets
Sterling	$442,969	8.0%	$553,712	10.0%	$580,191	10.5%
Sterling Savings Bank	442,495	8.0	553,119	10.0	563,194	10.2
Tier I capital to risk-weighted assets
Sterling	221,485	4.0	332,227	6.0	524,708	9.5
Sterling Savings Bank	221,248	4.0	331,871	6.0	507,711	9.2
Tier I capital to average assets
Sterling	283,237	4.0	354,046	5.0	524,708	7.4
Sterling Savings Bank	283,573	4.0	354,466	5.0	507,711	7.2

As of December 31, 2004 (1) :
Total capital to risk-weighted assets
Sterling Savings Bank	370,807	8.0	463,509	10.0	496,752	10.7
Tier I capital to risk-weighted assets
Sterling Savings Bank	185,404	4.0	278,105	6.0	450,918	9.7
Tier I capital to average assets
Sterling Savings Bank	272,599	4.0	340,748	5.0	450,918	6.6

(1)	Sterling Financial Corporation did not have regulatory capital ratio requirements prior to its conversion to a bank holding company in July of 2005.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
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
The undisbursed balances and other commitments as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2005	2004
Undisbursed loan funds — construction loans	$911,864	$423,250
Undisbursed lines of credit — commercial loans	579,182	497,911
Undisbursed lines of credit — consumer loans	247,030	187,292
Firm commitments to purchase loans	13,911	61,983
Firm commitments to sell loans	22,408	16,965
As of December 31, 2005 and 2004, Sterling had approximately $37.5 million and $26.5 million of commercial and standby letters of credit outstanding, respectively. During the years ended December 31, 2005 and 2004, Sterling collected approximately $240,000 and $114,000 in fees from these off-balance sheet arrangements.
Sterling historically has not realized material credit losses due to these off-balance sheet credits. Based on this fact and Sterling’s analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off-balance sheet credits at December 31, 2005 and 2004.
As of December 31, 2005, Sterling had committed to invest a total of $17.0 million in a limited partnership for the development of low-income housing. As of December 31, 2005, $1.6 million of this commitment was disbursed. The fund invests in a series of low-income projects throughout the Pacific Northwest. Sterling receives tax deductions and tax credits from the partnership, which Sterling anticipates will yield a positive return on investment, but anticipates that the partnership interest will have no value at the end of the fifteen-year term.
Future minimum rental commitments as of December 31, 2005, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Year Ending December 31,	Amount
2006	$6,857
2007	6,394
2008	5,798
2009	4,833
2010	3,692
Thereafter	17,311

$44,885

Rent expense recorded for the years ended December 31, 2005, 2004 and 2003 was $5.9 million, $4.5 million and $2.9 million, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
18. Benefit Plans:
Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee’s contribution. All matching contributions are made exclusively in the form of Sterling common stock. Each employee may make a supplemental contribution of an additional 65% of their salary. All employee contributions vest immediately and, if applicable, employer contributions vest over the employee’s first three years of employment. Employees have the option of investing their contributions among selected mutual funds and Sterling common stock. During the years ended December 31, 2005, 2004 and 2003, Sterling contributed approximately $1.4 million, $1.3 million and $882,000, respectively, to the employee savings plan.
Since 1984, Sterling has maintained a nonqualified Deferred Compensation Plan. The Deferred Compensation Plan component of the overall compensation plan is intended to link compensation to the long-term performance of Sterling and to provide a strong incentive for increasing shareholder value. As of December 31, 2005, there were seven participants in the Deferred Compensation Plan. The Deferred Compensation Plan was replaced with a Supplemental Executive Retirement Plan in 2002, and the Board has decided not to make any further contributions to the Deferred Compensation Plan. All amounts in a participant’s account become 100% vested upon a change of control; when the participant attains normal retirement age; when the employment of the participant terminates due to death or disability; or upon termination of the Plan. Prior to such an event, amounts in a participant’s account vest at the rate of 10% per year of service, provided that such vesting shall reach 100% when the participant reaches the age of 60. Payment of an account may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board. Payment must be commenced within one year of the termination of the participant’s employment with Sterling. Sterling had $80,000, $129,000 and $181,000 in expense related to this plan for the years ending December 31, 2005, 2004 and 2003, respectively.
Since 2002, Sterling has maintained a Supplemental Executive Retirement Plan (the “SERP”). The SERP is a nonqualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling. Depending on their classification under the Plan, for 10 to 15 years, beginning at normal retirement age, participants will receive from 40%-60% of their base salary amount as of January 1, 2002. Retirement benefits vest at the rate of 10% per year of service. Except for participants who have completed 25 years of service, benefits are reduced for early retirement. Retirement benefits become 100% vested if, within two years of a change of control of Sterling Savings Bank, either the Plan or the participant’s employment are terminated. Sterling maintains and administers three additional SERPs from past acquisitions. These SERPs are all nonqualified, unfunded plans that were designed to provide retirement benefits for certain key employees and directors of the acquired companies. All amounts and benefits were established and accrued at acquisition either by previous service or change of control clauses. Sterling continues to administer these benefit plans, as necessary. Sterling had $1.8 million, $1.6 million and $724,000 in expense related to these plans for the years ended December 31, 2005, 2004 and 2003, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
19. Non-Interest Expenses:
The components of total non-interest expenses are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Employee compensation and benefits	$93,367	$77,617	$51,066
Occupancy and equipment	26,411	23,051	14,687
Amortization of core deposit intangibles	2,222	2,222	262
Data processing	12,678	10,596	6,786
Depreciation	8,627	7,321	4,994
Advertising	9,125	6,976	5,316
Travel and entertainment	4,522	4,071	2,711
Legal and accounting	3,134	3,075	2,206
Insurance	1,213	1,155	750
Goodwill litigation	179	141	600
Merger and acquisition costs	0	4,835	792
Other	8,803	7,310	4,394

	$170,281	$148,370	$94,564

20. Segment Information:
For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:
•	The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in Washington, Oregon, Idaho, Montana and Utah, primarily through Action Mortgage.

•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in Oregon, Washington, Arizona and California primarily through INTERVEST.

•	The Insurance and Retail Brokerage segment markets tax-deferred annuities, mutual funds, insurance and other financial products through sales representatives within the Sterling Savings Bank branch network primarily through Harbor Financial.

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
20. Segment Information, Continued:
The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	As of and for the Year Ended December 31, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
Interest income	$367,918	$11,794	$8,099	$0	$0	$387,811
Interest expense	(163,405)	0	0	0	(7,871)	(171,276)

Net interest income (expense)	204,513	11,794	8,099	0	(7,871)	216,535
Provision for losses on loans	(15,200)	0	0	0	0	(15,200)
Noninterest income	52,766	9,939	5,194	3,516	(11,846)	59,569
Noninterest expense	(140,153)	(18,317)	(7,584)	(3,612)	(615)	(170,281)

Income (loss) before income taxes	$101,926	$3,416	$5,709	$(96)	$(20,332)	$90,623

Total assets	$7,627,471	$22,204	$22,368	$623	$(113,738)	$7,558,928

	As of and for the Year Ended December 31, 2004
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
Interest income	$303,431	$8,912	$7,280	$1	$137	$319,761
Interest expense	(114,803)	0	0	0	(8,142)	(122,945)

Net interest income (expense)	188,628	8,912	7,280	1	(8,005)	196,816
Provision for losses on loans	(12,150)	0	0	0	0	(12,150)
Noninterest income	47,073	9,202	1,606	3,678	(13,760)	47,799
Noninterest expense	(128,436)	(14,309)	(3,964)	(2,957)	1,296	(148,370)

Income (loss) before income taxes	$95,115	$3,805	$4,922	$722	$(20,469)	$84,095

Total assets	$6,992,194	$21,212	$18,485	$1,395	$(91,062)	$6,942,224

	As of and for the Year Ended December 31, 2003
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
Interest income	$199,799	$9,054	$5,871	$3	$0	$214,727
Interest expense	(82,423)	0	0	0	(7,384)	(89,807)

Net interest income (expense)	117,376	9,054	5,871	3	(7,384)	124,920
Provision for losses on loans	(10,500)	0	0	0	0	(10,500)
Noninterest income	37,923	9,816	1,326	2,070	(17,400)	33,735
Noninterest expense	(80,614)	(10,638)	(2,892)	(1,564)	1,144	(94,564)

Income (loss) before income taxes	$64,185	$8,232	$4,305	$509	$(23,640)	$53,591

Total assets	$4,323,170	$22,734	$15,779	$1,909	$(84,271)	$4,279,321

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
21. Quarterly Financial Data (Unaudited):
The following tables present Sterling’s condensed operations on a quarterly basis for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$92,066	$95,056	$94,774	$105,915
Interest expense	(39,248)	(41,242)	(41,686)	(49,100)
Provision for losses on loans	(3,750)	(3,400)	(3,400)	(4,650)

Net interest income after provision for losses on loans	49,068	50,414	49,688	52,165

Other income	14,639	15,405	13,306	16,219
Operating expenses	(39,647)	(41,602)	(42,599)	(46,433)

Income before income taxes	24,060	24,217	20,395	21,951
Income tax provision	(8,169)	(8,209)	(6,505)	(6,521)

Net income	$15,891	$16,008	$13,890	$15,430

Earnings per share — basic	$0.46	$0.46	$0.40	$0.44

Earnings per share — diluted	$0.45	$0.46	$0.40	$0.44

Weighted average shares outstanding — basic	34,484,822	34,597,964	34,660,107	34,789,284

Weighted average shares outstanding — diluted	34,979,051	35,022,597	35,097,474	35,121,020

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$73,391	$77,240	$81,626	$87,504
Interest expense	(27,702)	(28,516)	(31,425)	(35,302)
Provision for losses on loans	(2,850)	(3,000)	(3,000)	(3,300)

Net interest income after provision for losses on loans	42,839	45,724	47,201	48,902

Net gain on sales of securities	2,459	848	1,264	0
Other income	10,439	10,961	11,403	10,425
Operating expenses	(37,719)	(37,088)	(36,570)	(36,993)

Income before income taxes	18,018	20,445	23,298	22,334
Income tax provision	(6,034)	(6,962)	(7,988)	(6,806)

Net income	$11,984	$13,483	$15,310	$15,528

Earnings per share — basic	$0.36	$0.40	$0.45	$0.45

Earnings per share — diluted	$0.35	$0.39	$0.44	$0.44

Weighted average shares outstanding — basic	33,532,197	33,883,664	34,015,769	34,290,222

Weighted average shares outstanding — diluted	34,429,134	34,650,080	34,721,952	34,948,536

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
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
Investments and MBS
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

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
22. Fair Values of Financial Instruments, Continued:
The carrying and fair values of financial instruments were the following (in thousands):

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$132,169	$132,169	$94,468	$94,468
Investments and MBS:
Available for sale	2,076,615	2,076,615	2,157,136	2,157,136
Held to maturity	51,924	51,748	47,449	47,467
Loans held for sale	7,894	7,894	14,224	14,224
Loans receivable, net	4,885,916	4,883,265	4,251,877	4,268,392
Accrued interest receivable	35,805	35,805	27,479	27,479

Financial liabilities:
Non-maturity deposits	2,418,903	2,418,903	2,092,274	2,092,274
Deposits with stated maturities	2,387,398	2,382,189	1,771,022	1,780,328
Borrowings	2,165,826	2,115,145	2,547,767	2,676,123
Accrued interest payable	18,169	18,169	14,842	14,842
The fair value estimates above do not include the value of mortgage servicing rights on Sterling’s residential and commercial mortgage servicing portfolio, which totaled approximately $1.42 billion and $967.4 million at December 31, 2005 and 2004, respectively. The gross fair value of these rights is estimated to be approximately $7.1 million and $5.3 million at December 31, 2005 and 2004, respectively. The carrying amount of all mortgage servicing rights was approximately $5.4 million and $4.1 million at December 31, 2005 and 2004, respectively.
23. Related-Party Transactions:
One of Sterling’s directors is a principal in a law firm that provides legal services to Sterling. During the years ended December 31, 2005, 2004 and 2003, Sterling incurred legal fees of approximately $1.9 million, $2.2 million and $2.0 million, respectively, related to services provided by this firm.
At December 31, 2005 and 2004, loans outstanding to directors and executive officers were $16.3 million and $10.3 million, respectively. Related party loans and deposits are transacted as part of Sterling’s normal course of business, and are not subject to preferential terms or conditions.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
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

	December 31,
Condensed Balance Sheets	2005	2004
Assets:
Cash and cash equivalents	$15,706	$19,245
Investments in subsidiaries:
Sterling Savings Bank	598,394	566,419
Tri-Cities Mortgage Company	32	32
Sterling Capital Trusts	2,415	2,415
Klamath First Capital Trusts	867	867
Receivable from subsidiaries	3,260	9,744
Available for sale investments	55	55
Other assets	2,366	1,732

Total assets	$623,095	$600,509

Liabilities and Shareholders’ Equity:
Accrued expenses payable	$7,671	$2,948
Term note payable	0	19,000
Junior Subordinated Debentures	108,707	108,685
Due to affiliates	32	32
Shareholders’ equity	506,685	469,844

Total liabilities and shareholders’ equity	$623,095	$600,509

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
24. Parent Company-Only Financial Information, Continued:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Condensed Statements of Income
Interest income	$748	$626	$269
Interest expense	(8,618)	(8,630)	(7,653)

Net interest expense	(7,870)	(8,004)	(7,384)
Equity in net earnings of subsidiary	68,339	63,247	41,586
Operating expenses	(3,433)	(2,778)	(1,745)
Other noninterest income (expense)	0	(238)	(1,464)

Income before income taxes	57,036	52,227	30,993
Income tax benefit	4,183	4,078	3,920

Net income	$61,219	$56,305	$34,913

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$61,219	$56,305	$34,913
Adjustments to reconcile net income to net cash used in operating activities	(65,444)	(64,359)	(42,815)

Net cash used in operating activities	(4,225)	(8,054)	(7,902)

Cash flows from investing activities:
Investments in subsidiaries, net	0	0	(436)
Repayment of advances to subsidiaries	6,484	6,862	0
Dividends from subsidiary	11,616	11,616	11,616
Other	0	3,037	0

Net cash provided by investing activities	18,100	21,515	11,180

Cash flows from financing activities:
Proceeds from other borrowings	0	0	55,672
Repayment of other borrowings	(19,000)	(33,000)	(44,237)
Proceeds from exercise of stock options, net of repurchases	3,411	7,083	1,223
Payments for fractional shares and merger costs	(14)	(240)	(30)
Deferred financing costs	(75)	0	(732)
Cash from mergers and acquisitions	0	5,152	2,698
Dividends paid	(1,736)	0	0

Net cash provided by (used in) financing activities	(17,414)	(21,005)	14,594

Net change in cash and cash equivalents	(3,539)	(7,544)	17,872
Cash and cash equivalents, beginning of year	19,245	26,789	8,917

Cash and cash equivalents, end of year	$15,706	$19,245	$26,789

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
24. Parent Company-Only Financial Information, Continued:
Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary bank unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary’s bank capital and surplus.
Current income taxes are allocated to Sterling and its subsidiaries as if they were separate tax paying entities.
The payment of dividends to Sterling Financial Corporation by its bank subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 2005, the bank subsidiary could have declared approximately $138.3 million of aggregate dividends in addition to amounts previously paid.
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
For the Years Ended December 31, 2005, 2004 and 2003
25. Business Combinations, Continued:
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
PWWA Acquisition
On November 30, 2004, INTERVEST acquired PWWA, by merging PWWA with and into INTERVEST, with INTERVEST being the surviving entity in the merger. This acquisition expanded Sterling’s capacity to originate commercial real estate loans and increased Sterling’s commercial real estate servicing portfolio by $392.2 million. Under the acquisition agreement, Sterling issued 24,008 shares of common stock in exchange for the fair values of the assets, liabilities and servicing portfolio of PWWA, which were assumed by INTERVEST. As of December 31, 2005, an additional 36,012 shares of Sterling’s common stock remain contingently issuable under the acquisition agreement, with such issuance contingent upon the attainment of certain performance targets by the combined operations over the next two fiscal years ending December 31, 2007. As of December 31, 2005, 12,004 of these contingently issuable shares had been earned, and were issued in January 2006. As a result of the acquisition, Sterling has recorded goodwill of $1.9 million, which was allocated to the Community Banking segment of Sterling. The results of operations of PWWA have been included with those of Sterling since the acquisition date.
26. Subsequent Events:
Subsequent to the end of Sterling’s 2005 fiscal year, on February 13, 2006, Sterling announced that it had entered into a definitive agreement to acquire Lynnwood Financial Group, Inc., the parent company of Golf Savings Bank, pursuant to which Lynnwood Financial Group, Inc. would merge with and into Sterling, with Sterling being the surviving entity. Lynnwood’s subsidiaries, Golf Savings Bank and Golf Escrow Corporation, are expected to continue operations as wholly-owned subsidiaries of Sterling. The transaction, which is valued at approximately $65.3 million, is expected to close in the third quarter of 2006, pending receipt of regulatory and Lynnwood shareholder approvals and satisfaction of their customary closing conditions, and is expected to be accretive to Sterling’s earnings per share in 2006.
On February 28, 2006, Sterling announced a quarterly cash dividend of $0.06 per share of common stock, payable on April 13, 2006 to shareholders of record as of March 31, 2006.

Exhibit No.	Exhibit Index
3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s report on Form 10-Q filed May 15, 2003, and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s current report on Form 8-K filed September 2, 2005 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 dated December 9, 2002, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Sterling Financial Corporation 2001 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 24, 2001, and incorporated by reference herein.

10.2	Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.5 to Sterling’s Annual Report on Form 10-K dated February 22, 2000, and incorporated by reference herein.

10.3	Sterling Financial Corporation 1998 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998, and incorporated by reference herein.

10.4	Sterling Savings Bank 1992 Incentive Stock Option Plan. Filed as Exhibit 10.2 to Sterling’s Form S-4 dated August 28, 1992, and incorporated by reference herein.

10.5	Sterling Savings Bank Employment Savings and Incentive Plan and Trust dated September 21, 1990. Filed as Exhibit 10.4 to Sterling’s Form S-4 dated August 28, 1992 and incorporated by reference herein.

10.6	Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan. Filed as Exhibit 10.9 to Sterling’s Annual Report on Form 10-K dated March 21, 2004, and incorporated by reference herein.

10.7	Sterling Financial Corporation Dividend Reinvestment and Direct Stock Purchase and Sale Plan. Included in Sterling’s final prospectus dated December 30, 2005 related to the Registration Statement on Form S-3 dated December 20, 2005, and incorporated by reference herein.

12.1	Statement regarding Computation of Return on Average Shareholders’ Equity. Filed herewith.

12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.

21.1	List of Subsidiaries of Sterling. Filed herewith.

23.1	Consent of BDO Seidman, LLP. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

E-1

Exhibit No.	Exhibit Index
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-2