Form 10-Q
period 2006-03-31
STERLING FINANCIAL CORP /WA/
filed 2006-05-09
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 27, 2006
Common Stock ($1.00 par value)	35,068,153

STERLING FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I — Financial Information
Item 1 — Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$0	$9,400
Non-interest bearing and vault	116,755	121,907
Restricted cash	967	862
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,983,252	2,076,615
Held to maturity	63,491	51,924
Loans receivable, net	5,249,515	4,885,916
Loans held for sale	9,315	7,894
Accrued interest receivable	36,962	35,805
Real estate owned and other collateralized assets, net	5,160	779
Office properties and equipment, net	83,748	82,432
Bank-owned life insurance (“BOLI”)	108,816	107,649
Goodwill	112,702	112,707
Other intangible assets	17,070	17,625
Mortgage servicing rights, net	5,137	5,430
Prepaid expenses and other assets, net	47,395	41,983

Total assets	$7,840,285	$7,558,928

LIABILITIES:
Deposits	$5,085,302	$4,806,301
Advances from Federal Home Loan Bank Seattle (“FHLB Seattle”)	1,371,152	1,443,462
Securities sold subject to repurchase agreements and funds purchased	660,420	611,676
Other borrowings	129,166	110,688
Cashiers checks issued and payable	6,699	5,483
Borrowers’ reserves for taxes and insurance	2,442	1,527
Accrued interest payable	23,536	18,169
Accrued expenses and other liabilities	52,848	54,937

Total liabilities	7,331,565	7,052,243

Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 60,000,000 shares authorized; 35,066,735 and 34,855,549 shares issued and outstanding	35,067	34,856
Additional paid-in capital	388,800	385,353
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $28,796 and $20,021	(49,152)	(34,219)
Retained earnings	134,005	120,695

Total shareholders’ equity	508,720	506,685

Total liabilities and shareholders’ equity	$7,840,285	$7,558,928

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Interest income:
Loans	$92,111	$68,043
MBS	23,345	23,082
Investments and cash equivalents	723	941

Total interest income	116,179	92,066

Interest expense:
Deposits	34,810	18,323
Short-term borrowings	6,365	8,974
Long-term borrowings	16,048	11,951

Total interest expense	57,223	39,248

Net interest income	58,956	52,818
Provision for losses on loans	(4,650)	(3,750)

Net interest income after provision for losses on loans	54,306	49,068

Non-interest income:
Fees and service charges	9,079	7,403
Mortgage banking operations	2,271	5,372
Loan servicing fees	269	137
Net losses on sales of securities	0	(57)
Real estate owned and other collateralized assets operations	307	112
BOLI	1,183	1,060
Gain related to early repayment of debt	0	645
Other non-interest expense	(192)	(33)

Total non-interest income	12,917	14,639

Non-interest expenses	44,240	39,647

Income before income taxes	22,983	24,060
Income tax provision	(7,567)	(8,169)

Net income	$15,416	$15,891

Earnings per share — basic	$0.44	$0.46

Earnings per share — diluted	$0.44	$0.45

Weighted average shares outstanding — basic	34,946,649	34,484,822

Weighted average shares outstanding — diluted	35,255,602	34,979,051
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,416	$15,891
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	4,670	3,750
Stock dividends on FHLB Seattle stock	0	(303)
Net gain on sales of loans, investment securities and MBS	(591)	(3,818)
Stock issuances relating to 401(k) match and other	820	0
Other gains and losses	(15)	(16,459)
Change in cash surrender value of BOLI	(1,183)	(1,060)
Depreciation and amortization	4,586	3,991
Change in:
Accrued interest receivable	(1,157)	(1,291)
Prepaid expenses and other assets	3,367	11,155
Cashiers checks issued and payable	1,216	2,389
Accrued interest payable	5,367	390
Accrued expenses and other liabilities	(2,278)	(3,428)
Proceeds from sales of loans originated for sale	31,376	12,869
Loans originated for sale	(30,785)	(12,283)

Net cash provided by operating activities	30,809	11,793

Cash flows from investing activities:
Change in restricted cash	(105)	64
Loans funded and purchased	(1,013,695)	(782,168)
Loan principal received	638,276	520,835
Proceeds from sales of other loans	0	133,259
Purchase of investment securities	(12,359)	(5,181)
Proceeds from maturities of investment securities	647	190
Proceeds from sales of investment securities	0	14,844
Purchase of mortgage-backed securities	0	(153,188)
Principal payments on mortgage-backed securities	68,028	85,739
Proceeds from sales of mortgage-backed securities	0	115,837
Purchase of office properties and equipment	(3,664)	(2,780)
Sales of office properties and equipment	77	249
Improvements and other changes to real estate owned	(229)	(17)
Proceeds from sales and liquidation of real estate owned	371	898

Net cash used in investing activities	(322,653)	(71,419)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$63,201	$67,042
Proceeds from issuance of time deposits	883,864	615,725
Payments for maturing time deposits	(697,332)	(453,708)
Interest credited to deposits	29,268	15,955
Advances from FHLB Seattle	573,747	320,229
Repayment of advances from FHLB Seattle	(646,036)	(428,596)
Net change in securities sold subject to repurchase agreements and funds purchased	48,744	(35,132)
Proceeds from other borrowings	20,000	0
Repayment of other borrowings	0	(14,000)
Proceeds from exercise of stock options, net of repurchases	2,838	1,509
Deferred financing costs	0	(75)
Cash dividend paid to shareholders	(1,917)	0
Other	915	1,534

Net cash provided by financing activities	277,292	90,483

Net change in cash and cash equivalents	(14,552)	30,857
Cash and cash equivalents, beginning of period	131,307	93,187

Cash and cash equivalents, end of period	$116,755	$124,044

Supplemental disclosures:
Cash paid during the period for:
Interest	$51,855	$38,858
Income taxes	0	(1,647)

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	4,227	334
Common stock cash dividends accrued	2,106	0
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Net income	$15,416	$15,891

Other comprehensive income:
Change in unrealized gains (losses) on investment securities and MBS available-for-sale	(23,708)	(26,456)
Less deferred income taxes	8,775	9,792

Net other comprehensive income (loss)	(14,933)	(16,664)

Comprehensive income (loss)	$483	$(773)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
1. Basis of Presentation:
The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.
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
2. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Term note payable(1)	$20,000	$0
Trust Preferred Securities(2)	108,712	108,707
Other(3)	454	1,981

Total	$129,166	$110,688

(1)	On May 18, 2005, Sterling entered into a $40 million variable-rate credit agreement (the “Credit Facility”) with Bank of Scotland. Amounts loaned pursuant to the Credit Facility currently bear interest at the 30 day LIBOR plus 1.50%. The Credit Facility is secured by a majority of the preferred stock of Sterling’s wholly owned subsidiary, Sterling Savings Bank. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and make acquisitions of other entities. Sterling is obligated to commence repayment of any loan principal on the third anniversary of the date Sterling entered into the Credit Facility, and is permitted to prepay loan principal without penalty. No amounts borrowed and repaid under the Credit Facility may be reborrowed. As of March 31, 2006, $20 million had been advanced to Sterling under the Credit Facility.

2. Other Borrowings, continued:

(2)	Sterling raises capital from time to time through the formation of trusts (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. Sterling has also acquired Capital Trusts in connection with business acquisitions. These Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semi-annually. Details of the Trust Preferred Securities are as follows:

				Mandatorily		Rate at	Carrying
		Maturity		Redeemable Capital		March 31,	Value (in
Subsidiary Issuer	Issue Date	Date	Call Date	Security	Rate Index	2006	thousands)
Sterling Capital	June 2003	Sept 2033	Sept 2008	Floating Rate	3 month LIBOR
Trust VI				Capital Securities	plus 3.20%	8.11%	$10,310
Sterling Capital	May 2003	May 2033	June 2008	Floating Rate	3 month LIBOR
Statutory Trust V				Capital Securities	plus 3.25%	8.21%	20,619
Sterling Capital	May 2003	May 2033	May 2008	Floating Rate	3 month LIBOR
Trust IV				Preferred Securities	plus 3.15%	7.90%	10,310
Sterling Capital	April 2003	April 2033	April 2008	Floating Rate	3 month LIBOR
Trust III				Capital Securities	plus 3.25%	7.93%	14,433
Klamath First Capital	April 2002	April 2032	April 2007	Floating Rate	6 month LIBOR
Trust II				Capital Securities	plus 3.70%	8.15%	13,146
Klamath First Capital	July 2001	July 2031	June 2006	Floating Rate	6 month LIBOR
Trust I				Capital Securities	plus 3.75%	8.56%	15,151
Sterling Capital	July 2001	July 2031	June 2006	10.25% Cumulative
Trust II				Capital Securities	Fixed	10.25%	24,743

						8.64%*	$108,712

*	weighted average rate

2. Other Borrowings, continued:

(3)	During 2002, Sterling financed the sale of certain loans to an unrelated party. Since the underlying loans served as collateral on the loan to the purchaser, this sale was accounted for as a financing.
3. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations. All per share amounts reflect the 3 for 2 stock split that was effected on August 31, 2005.

	Three Months Ended March 31,
	2006			2005
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$15,416	34,946,649	$0.44	$15,891	34,484,822	$0.46

Effect of dilutive securities:
Common stock options	0	308,953	0.00	0	458,217	(0.01)
Contingently issuable shares	0	0	0.00	0	36,012	0.00

Diluted computations	$15,416	35,255,602	$0.44	$15,891	34,979,051	$0.45

Antidilutive options not included in diluted earnings per share		0			456,000

4. Non-Interest Expenses:
The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Employee compensation and benefits	$25,089	$22,017
Occupancy and equipment	6,916	6,046
Depreciation	2,283	2,015
Amortization of core deposit intangibles	556	556
Advertising	1,921	2,072
Data processing	3,332	3,175
Insurance	283	304
Legal and accounting	535	976
Travel and entertainment	1,142	957
Goodwill litigation costs	85	68
Other	2,098	1,461

Total	$44,240	$39,647

5. Segment Information:
For purposes of measuring and reporting the financial results, Sterling is divided into the following five business segments:
•	The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in the western region primarily through Sterling Savings Bank’s subsidiary Action Mortgage Company (“Action Mortgage”).

•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company.

•	The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank’s subsidiary Harbor Financial Services, Inc.

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

5. Segment Information, continued:
The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended March 31, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$110,540	$3,467	$1,857	$0	$315	$116,179
Interest expense	(55,082)	0	0	0	(2,141)	(57,223)

Net interest income (expense)	55,458	3,467	1,857	0	(1,826)	58,956
Provision for loan losses	(4,650)	0	0	0	0	(4,650)
Noninterest income	11,454	2,087	1,237	828	(2,689)	12,917
Noninterest expense	(37,440)	(3,816)	(1,868)	(711)	(405)	(44,240)

Income before income taxes	$24,822	$1,738	$1,226	$117	$(4,920)	$22,983

Total assets	$7,886,858	$12,752	$8,581	$705	$(68,611)	$7,840,285

	As of and for the Three Months Ended March 31, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$87,856	$2,419	$1,791	$0	$0	$92,066
Interest expense	(37,298)	0	0	0	(1,950)	(39,248)

Net interest income (expense)	50,558	2,419	1,791	0	(1,950)	52,818
Provision for loan losses	(3,750)	0	0	0	0	(3,750)
Noninterest income	13,650	2,229	1,431	805	(3,476)	14,639
Noninterest expense	(33,588)	(4,165)	(1,365)	(790)	261	(39,647)

Income before income taxes	$26,870	$483	$1,857	$15	$(5,165)	$24,060

Total assets	$7,080,305	$21,295	$20,449	$1,273	$(108,815)	$7,014,507

6. Stock Options:
On January 1, 2006, Statement of Financial Accounting Standard No. 123 (R), “Share Based Payment” (“SFAS No. 123 (R)”), became effective for Sterling. As such, stock options issued as compensation are recorded as an expense at their estimated fair value. Prior to SFAS No. 123 (R)’s effective date, Sterling had elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation cost was recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price. Sterling has only granted its common stock options to employees with exercise prices equal to the market price of Sterling’s common stock on the measurement dates. Thus, no compensation cost has been recognized.
During the three months ended March 31, 2006, no stock options were issued or vested. Thus, no stock based compensation expense was recognized. Management is currently evaluating what form, if any, of share based compensation it will implement. Had SFAS 123 (R) been effective during the three months ended March 31, 2005, $35,000 of stock based compensation expense would have been recognized. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used are presented in the table below. The expected forfeiture rate was based upon historical and projected data that resulted in a rate of less than 1%.

Three Months Ended
March 31, 2005
Expected volatility	37% — 132%
Expected lives (in years)	4 — 10
Risk free interest rates	1.77% — 6.52%
Expected forfeiture rate	0%
Annual dividend yield	0%
7. New Accounting Policies:
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 156”). This pronouncement requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, the pronouncement allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS No. 140, employs lower of cost or market (“locom”) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to the trading classification. Sterling does not hedge its mortgage servicing rights portfolio. As such, Sterling will continue to employ the amortization method, and SFAS No. 156 is not expected to have a material effect on Sterling.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and SFAS No. 140. This statement addresses the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative) and also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 allows combined valuation and accounting. This statement will be effective for Sterling as of January 1, 2007. Sterling is considering implementing the combined valuation approach when applicable, and does not expect the standard to have a material impact on the consolidated financial results.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which established accounting standards for transactions involving the issuance of equity instruments to employees for services rendered. This statement is a revision of SFAS No. 123, and supersedes APB No. 25. This statement requires the estimation and recognition of the grant date fair value of stock options issued to employees. This statement became effective for Sterling as of January 1, 2006. Management has evaluated the effect of this new standard, and has determined that the fair value of currently outstanding unvested stock options will not have a material effect on

Sterling’s consolidated financial statements. Management is currently evaluating what form, if any, of share based compensation it will implement in the future.
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
The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver MBS to the counterparty on the agreed terms. Action Mortgage could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse impact on mortgage banking operations in future periods.
Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur. The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts at March 31, 2006, which resulted in assets of $48,000 and $57,000, respectively. At December 31, 2005, rate locks and forward sales commitments were assets of $147,000 and $25,000, respectively.
9. Stock Split and Cash Dividends:
On July 26, 2005, Sterling announced a 3 for 2 stock split, which was effected on August 31, 2005 to shareholders of record as of August 17, 2005. This split was effected in the form of a 50% stock dividend and resulted in 11,553,249 shares of common stock being issued. All per share amounts reflect this split. In October 2005, Sterling paid its first quarterly cash dividend of $0.05 per share, or $1.7 million. In January 2006, Sterling paid a quarterly cash dividend of $0.055 per share, or $1.9 million. In February 2006, Sterling announced a quarterly cash dividend of $0.06 per share, or $2.1 million, payable on April 13, 2006 to shareholders of record as of March 31, 2006. Subsequent to the quarter, in April 2006, Sterling announced a quarterly cash dividend of $0.065 per share, payable on July 14, 2006 to shareholders of record as of June 30, 2006. The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash requirements, capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors.
10. Business Combinations:
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
11. Subsequent Event:
Subsequent to the quarter, in April 2006, Sterling announced a quarterly cash dividend of $0.065 per share, payable on July 14, 2006 to shareholders of record as of June 30, 2006.

PART I — Financial Information (continued)
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation
STERLING FINANCIAL CORPORATION
Comparison of the Three Months Ended March 31, 2006
This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2005 annual report on Form 10-K.
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
Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy and “Perfect Fit” banking products. Sterling believes that this dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western region. With $7.84 billion in total assets at March 31, 2006, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 142 financial service centers located throughout the western region of the United States. Sterling also originates loans through Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices in the western region. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.
Sterling continues to implement its strategy to become the leading community bank in the west by increasing its commercial real estate, business banking, consumer and construction lending while also increasing its retail deposits, particularly transaction accounts. Commercial real estate, business banking, consumer and construction loans generally produce higher yields than residential loans. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) and will increase other fee income, although there can be no assurance in this regard. Such loans generally involve a higher degree of risk than financing residential real estate. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations (“MBO”). The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC and the Washington State Department of Financial Institutions (“Washington Supervisor”).

Executive Summary and Highlights
Sterling’s earnings of $15.4 million, or $0.44 per diluted share, for the first quarter of 2006 represented a 3.0% decrease from earnings of $15.9 million, or $0.45 per diluted share, for the prior year’s comparable quarter. The decrease in net income mainly reflected a greater proportional increase in non-interest expense relative to NII and non-interest income.
NII of $59.0 million for the first quarter of 2006 represented a 12% increase over the 2005 amount, primarily due to increased average loan volumes. Sterling’s net interest margin for the three months ended March 31, 2006 increased by 8 basis points from the first quarter of 2005. The increase in net interest margin for the quarter ended March 31, 2006 over the quarter ended March 31, 2005 was primarily attributed to higher average loan volumes.
Mortgage banking operations income decreased to $2.3 million for the three months ended March 31, 2006 from $5.4 million for the same period in 2005. Fees and service charges income increased by 23% to $9.1 million from $7.4 million for the quarter ended March 31, 2005. The decrease in mortgage banking operations income was primarily a result of lower volume of loan sales, as Sterling sold $34.7 million in loans during the three months ended March 31, 2006, compared to $168.7 million during the three months ended March 31, 2005. The increase in fees and service charges income did not fully offset the drop in mortgage banking operations income.
Sterling’s loan originations for the quarter ended March 31, 2006 were $1.07 billion, compared with $822.6 million in the first quarter of 2005, a 30% increase. The majority of the growth occurred in construction and commercial lending.
Highlights for the first quarter of 2006 were as follows:
•	Loan originations of $1.07 billion reflect an increase of 30 percent over the first quarter of 2005.

•	Total loans receivable increased to a record $5.25 billion.

•	Total deposits increased to a record $5.09 billion.

•	The number of transaction accounts increased to nearly 156,000.

•	Fees and service charges income increased to $9.1 million, a 23 percent increase over the first quarter of 2005.

•	Quarter-end non-performing assets, loan charge-offs, and delinquency ratios remain very low.

•	The Sterling Board of Directors approved a cash dividend of $0.06 per common share, paid on April 13, 2006 to shareholders of record as of March 31, 2006.

Company Growth
Sterling intends to continue to pursue an aggressive growth strategy to become the leading community bank in the west. This strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquisitions or preventing such acquisitions from having an adverse effect on Sterling. There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other businesses on attractive terms. Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and the existence of favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy. On February 13, 2006, Sterling announced that it had entered into a definitive agreement to acquire Lynnwood Financial Group, Inc., the parent company of Golf Savings Bank, pursuant to which Lynnwood Financial Group, Inc. would merge with and into Sterling, with Sterling being the surviving entity. Lynnwood’s subsidiaries, Golf Savings Bank and Golf Escrow Corporation, are expected to continue operations as wholly-owned subsidiaries of Sterling.
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
While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at March 31, 2006.
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
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the three months ended March 31, 2006, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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
An allowance for losses on real estate and other assets owned is designed to include amounts for estimated losses as a result of impairment in value of the property after repossession. Sterling reviews its real estate owned and other collateralized asset for impairment in value whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or other assets, or the fair value, less selling costs, from the disposition of the property or other assets is less than its carrying value, an impairment loss is recognized.
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
Results of Operations
Overview. Sterling recorded net income of $15.4 million, or $0.44 per diluted share, for the three months ended March 31, 2006, compared with net income of $15.9 million, or $0.45 per diluted share, for the three months ended March 31, 2005. The decrease in net income for the first quarter of 2006 from the first quarter of 2005 mainly reflected a decrease in MBO income.

The annualized return on average assets (“ROA”) was 0.81% and 0.91% for the three months ended March 31, 2006 and 2005, respectively. The annualized return on average equity (“ROE”) was 12.1% and 13.5% for the three months ended March 31, 2006 and 2005, respectively. The decrease in ROA and ROE compared to the first quarter of 2005 was due to increases in assets and equity outpacing net income.
Net Interest Income. The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 2006 and 2005, NII was $59.0 million and $52.8 million, respectively, an increase of 12%. The increase in NII during the first quarter of 2006 compared to the first quarter of 2005 was mainly due to increases in average loan volumes.
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

	Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to:
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$9,785	$12,530	$1,753	$24,068
MBS	(606)	893	(24)	263
Investments and cash equivalents	23	(235)	(6)	(218)

Total interest income	9,202	13,188	1,723	24,113

Interest expense:
Deposits	5,452	8,596	2,439	16,487
Borrowings	(3,593)	6,137	(1,056)	1,488

Total interest expense	1,859	14,733	1,383	17,975

Net changes in NII	$7,343	$(1,545)	$340	$6,138

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Net Interest Margin
March 31, 2006	3.30%
December 31, 2005	3.32%
September 30, 2005	3.33%
June 30, 2005	3.26%
March 31, 2005	3.22%
Average interest-earning assets for the three months ended March 31, 2006 and 2005 were $7.24 billion and $6.65 billion, respectively. Average loans increased by $638.4 million, while average investment securities and MBS decreased by $48.9 million over the 2005 amounts. Net interest spread during these periods were 3.19% and 3.17%, respectively. Net interest margin for the three months ended March 31, 2006 and 2005 was 3.30% and 3.22%, respectively, with the increase mainly attributable to a higher volume of average loans.
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
Sterling recorded provisions for losses on loans of $4.7 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans that have a somewhat higher loss profile than Sterling’s historical mix of loans.
The following table summarizes loan loss allowance activity for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at January 1	$55,483	$49,362
Provision for losses on loans	4,650	3,750
Amounts written off net of recoveries and other	(1,434)	(400)

Balance at March 31	$58,699	$52,712

At March 31, 2006, Sterling’s total classified assets were 0.70% of total assets, compared with 0.79% of total assets at December 31, 2005 and 1.03% of total assets at March 31, 2005. Nonperforming assets were 0.13% of total assets at March 31, 2006, compared with 0.11% of total assets at December 31, 2005 and 0.26% of total assets at March 31, 2005. Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard. At March 31, 2006, the loan delinquency ratio was 0.08% of total loans compared to 0.18% at December 31, 2005 and 0.37% of total loans at March 31, 2005. Asset quality has been stable over the periods presented.
Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended
	March 31,
	2006	2005	% Change
	(Dollars in thousands)
Fees and service charges	$9,079	$7,403	22.6
Mortgage banking operations	2,271	5,372	(57.7)
Loan servicing fees	269	137	96.4
Net gains (losses) on sales of securities	0	(57)	(100.0)
Real estate owned operations	307	112	174.1
BOLI	1,183	1,060	11.6
Gain on early estinguishment of debt	0	645	(100.0)
Other non-interest expense	(192)	(33)	(481.8)

Total	$12,917	$14,639	(11.8)

The decrease in non-interest income was primarily due to a decrease in income from mortgage banking operations. The decrease reflected a $134.0 million decrease in loan sales during the first quarter of 2006 compared to the first quarter of 2005. The 2005 activity reflected the sale of certain thrift like assets, as well as the realization of market demand for these loans. Fees and service charges increased 23% over the 2005 quarter, primarily due to the growth in transaction accounts.
During the quarter ended March 31, 2006, Sterling did not sell any investment securities or MBS, compared with $130.7 million for the quarter ended March 31, 2005. There were no sales during the March 2006 quarter as a result of management’s response to market conditions and portfolio management needs.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the
	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Originations of residential mortgage loans	$71,097	$156,483
Originations of commercial real estate loans	33,975	55,055
Sales of residential mortgage loans	34,732	136,280
Sales of commercial real estate loans	0	32,413
Principal balances of residential loans serviced for others	594,110	447,154
Principal balances of commercial real estate loans serviced for others	820,845	619,644
Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended
	March 31,
	2006	2005	% Change
	(Dollars in thousands)
Employee compensation and benefits	$25,089	$22,017	14.0
Occupancy and equipment	6,916	6,046	14.4
Depreciation	2,283	2,015	13.3
Amortization of core deposit intangibles	556	556	0.0
Advertising	1,921	2,072	(7.3)
Data processing	3,332	3,175	4.9
Insurance	283	304	(6.9)
Legal and accounting	535	976	(45.2)
Travel and entertainment	1,142	957	19.3
Goodwill litigation costs	85	68	25.0
Other	2,098	1,461	43.6

Total	$44,240	$39,647	11.6

The increases in non-interest expenses were primarily due to higher employee compensation and benefits, as well as occupancy and equipment expenses, mainly as a result of overall company growth. Full-time equivalent employees increased year-over-year by 192 to 1,832 at March 31, 2006.

Income Tax Provision. Sterling recorded federal and state income tax provisions of $7.6 million and $8.2 million for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate for the three month comparative period was 32.9% and 34.0%, respectively. The decrease in the effective tax rate primarily reflects increases in tax credits received as a result of Sterling’s participation in low income housing partnerships.
Financial Position
Assets. At March 31, 2006, Sterling’s assets were $7.84 billion, up $281.4 million from $7.56 billion at December 31, 2005. This growth was mainly a result of increases in the loan portfolio through originations.
Investment Securities and MBS. Sterling’s investment and MBS portfolio at March 31, 2006 was $2.05 billion, a decrease of $81.8 million from the December 31, 2005 balance of $2.13 billion. The decrease was mainly due to principal repayments and maturities. On March 31, 2006, the investment and MBS portfolio had an unrealized loss of $77.8 million versus an unrealized loss of $54.1 million at December 31, 2005, with the fluctuation primarily due to an increase in interest rates.
Loans Receivable. At March 31, 2006, net loans receivable were $5.25 billion, up $363.6 million from $4.89 billion at December 31, 2005. The increase was due to loan originations during the period, net of loan repayments.
The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$497,386	9.4	$488,633	9.9
Multifamily real estate	330,427	6.2	332,211	6.7
Commercial real estate	786,215	14.8	792,219	16.0
Construction	1,261,061	23.7	1,021,502	20.6
Consumer — direct	640,941	12.1	618,528	12.5
Consumer — indirect	177,013	3.3	166,143	3.4
Business banking	1,128,397	21.2	1,079,939	21.8
Corporate banking	496,851	9.3	451,140	9.1

Gross loans receivable	5,318,291	100.0	4,950,315	100.0

Net deferred origination fees	(10,077)		(8,916)
Allowance for losses on loans	(58,699)		(55,483)

Loans receivable, net	$5,249,515		$4,885,916

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005	% Change
	(Dollars in thousands)
Residential real estate	$71,097	$156,483	(54.6)
Multifamily real estate	0	13,267	(100.0)
Commercial real estate	33,975	55,055	(38.3)
Construction	563,592	344,920	63.4
Consumer — direct	78,849	63,951	23.3
Consumer — indirect	29,535	15,042	96.4
Business banking	176,449	94,148	87.4
Corporate banking	119,511	79,733	49.9

Total loans originated	$1,073,008	$822,599	30.4

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$410,780	8.1	$432,936	9.0
Noninterest-bearing checking	676,857	13.3	673,934	14.0
Savings	1,403,730	27.6	1,312,033	27.3
Time deposits	2,593,935	51.0	2,387,398	49.7

Total deposits	$5,085,302	100.0	$4,806,301	100.0

Total deposits increased to $5.09 billion at March 31, 2006 from $4.81 billion at December 31, 2005. Deposit growth was primarily in time and savings accounts, mainly reflecting the higher interest rate environment, consumer’s increased demand for products and services, and Sterling’s use of brokered CD’s as a cost competitive source of funds.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle (“FHLB Seattle”), reverse repurchase agreements (“REPOs”) and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the three months ended March 31, 2006, the gross fluctuation in these funding sources were relatively flat, with the aggregate total of FHLB advances, REPOs and Fed funds purchased decreasing a net $23.6 million, largely offset by a $20.0 million draw down from Sterling’s line of credit with the Bank of Scotland. See “ – Liquidity and Capital Resources.”
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
Sterling’s asset and liability management program’s primary focus is the management of NII through interest rate cycles and secondarily, the protection of its NPV by controlling its exposure to changing interest rates. Sterling uses a simulation model designed to measure the sensitivity of NII and NPV to changes in interest rates. This simulation model is designed to enable Sterling to generate a forecast of NII and NPV given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long-term and short-term interest rates have on the performance of Sterling. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments and equity at current interest rates and at hypothetical higher and lower interest rates at various intervals. The present value of each major category of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. The present value of longer term fixed-rate financial instruments is difficult to estimate because such instruments are more susceptible to changes in market interest rates. Present value estimates of adjustable-rate financial instruments are more reliable since they represent the difference between the contractual and discounted rates until the next interest rate repricing date, combined with adjustments for the impact of rate caps and floors.
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

The total measurement of Sterling’s exposure to interest rate risk (“IRR”) as presented in the tables below may not be representative of the actual values, which might result from a higher or lower interest rate environment. A higher or lower interest rate environment most likely will result in different investment, lending and borrowing strategies by Sterling designed to further mitigate the effect on the value of, and the net earnings generated from, Sterling’s net assets from any change in interest rates.
Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII: a) through the origination and retention of variable-rate consumer, business banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; b) by retaining fewer long-term fixed rate mortgages and not replacing certain long-term fixed rate mortgage investments that have been repaid; and c) by increasing the level of its core deposits, which are generally a lower-cost funding source than wholesale borrowings. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.
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

Change in	March 31,	December 31,
Interest Rate in	2006	2005
Basis Points	% Change in	% Change in
(Rate Shock)	NII	NII
+300	(3.7)	(7.3)
+200	(2.6)	(4.6)
+100	(1.3)	(2.4)
Static	0.0	0.0
-100	(1.4)	(0.5)
-200	(6.3)	(5.2)
-300	(12.9)	(7.0)

The following table presents Sterling’s estimates of changes in NPV for the periods indicated and for meaningful changes in interest rates. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

	At March 31, 2006			At December 31, 2005
Change in		Ratio of NPV			Ratio of NPV
Interest Rate		to the Present	%		to the Present	%
in Basis Points		Value of	Change		Value of	Change
(Rate Shock)	NPV	Total Assets	in NPV	NPV	Total Assets	in NPV
		(Dollars in thousands)
+300	$732,671	9.26%	(12.9)	$697,159	9.16%	(13.5)
+200	773,697	9.69	(8.0)	748,211	9.74	(7.1)
+100	810,980	10.08	(3.6)	777,474	10.04	(3.5)
Static	840,885	10.37	0.0	805,739	10.32	0.0
-100	811,409	9.99	(3.5)	758,300	9.71	(5.9)
-200	674,631	8.38	(19.8)	600,547	7.79	(25.5)
Sterling does not manage its IRR by means of gap analysis. Instead, Sterling uses simulation modeling, which provides a more complete analysis than gap analysis, because gap analysis is simply an analytical tool designed to measure the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities expected to mature or reprice in a given period. Gap analysis indicates theoretical repricing mismatches, but it does not consider basis differences that simulation modeling attempts to measure, such as differences due to yield curve shape, prepayment variability and other optionality. Gap analysis also does not consider assets or liabilities that have embedded options, a feature that allows early redemption. Cumulative gap positions are provided herein to indicate the general direction of the interest rate sensitivity of Sterling’s assets and liabilities at the balance sheet dates indicated. A positive position indicates that assets maturing or repricing in a given period exceed maturing or repricing liabilities. A negative position indicates the opposite. An indication of a pricing match or mismatch does not necessarily indicate that income will change by any amount as the assets and liabilities may reprice to different indices, market rates for new products may vary and management may change discretionary pricing.
Sterling calculated its one-year cumulative gap position to be a negative 11.6% and a negative 10.4% at March 31, 2006 and December 31, 2005, respectively. Sterling calculated its three-year gap position to be a positive 0.4% and a negative 0.6% at March 31, 2006 and December 31, 2005, respectively. While the one-year cumulative gap shows liability sensitivity at March 31, 2006, it does not correlate directly to an increased exposure to rising interest rates. During the first quarter of 2006, Sterling’s originations of fully floating construction loans were largely match funded with short-term CD’s. Additionally, loan prepayment speeds for long-term loans can vary substantially in a rising rate environment. These effects are not considered when calculating traditional gap analysis. As a result of the aforementioned and ongoing balance sheet strategies, management believes that it has improved Sterling’s IRR profile and will be able to better manage IRR.
Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%. At March 31, 2006 and December 31, 2005, Sterling’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII. See “– Results of Operations — Net Interest Income” and “– Capital.”

Liquidity and Capital Resources
As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased 5.8% to $5.09 billion at March 31, 2006 from $4.81 billion at December 31, 2005, mainly due to increases of $206.5 million and $91.7 million, respectively, in time deposits and savings accounts. These increases reflected Sterling’s use of these funds as a cost competitive source to generate loan growth.
Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, deposit fluctuations and loan funding needs.
During the three months ended March 31, 2006, net cash used in investing activities was $322.7 million, which consisted mainly of loan funding, which was partially offset by cash inflows from loan principle paydowns and runoff in the MBS portfolio. During this period, net cash provided in financing activities was $277.2 million, which consisted primarily of net inflows from deposit accounts.
Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements. At March 31, 2006, this credit line represented a total borrowing capacity of $2.64 billion, of which $426.3 million was available. On March 31, 2006, the FHLB Seattle’s Board of Directors voted to reduce the amount of stock that member banks must hold, allowing member banks to increase their borrowing capacity. The change became effective April 10, 2006. In May 2005, the FHLB Seattle began operating under a three year business and capital management plan. The plan includes dividend payment and stock repurchase restrictions. Sterling received no dividends during the three months ended March 31, 2006. In March 2006, the Federal Housing Finance Board (the “Board”) proposed amended regulations for the FHLB banks that would limit the amount of excess stock that FHLB banks could have outstanding and that would prescribe for them a minimum amount of retained earnings. The Board stated that it believed its proposed regulatory changes would reduce the risk that losses could deplete a FHLB’s retained earnings and cause the impairment of the par value of an FHLB’s stock.
Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans. At March 31, 2006, Sterling Savings Bank had $638.1 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $215.3 million. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.
Sterling, on a parent company-only basis, had cash of approximately $18.8 million and $15.7 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, Sterling had an investment of $110.1 million in the preferred stock of Sterling Savings Bank. At March 31, 2006 and December 31, 2005, Sterling had an investment in the common stock of Sterling Savings Bank of $314.6 million and $294.6 million, respectively. Sterling borrowed $20.0 million from the Bank of Scotland during the three months ended March 31, 2006, and invested all of the proceeds into its common stock investment in Sterling Savings Bank. Sterling received cash dividends on Sterling Savings Bank preferred stock of $2.9 million and common stock of $2.0 million during the three months ended March 31, 2006. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as regulatory rules. See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling also has the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling’s credit ratings, which as of March 31, 2006 were as follows:

Sterling
	Sterling	Sterling	Savings Bank
Rating	Long-Term	Short-Term	Long-Term
Institution	Debt	Debt	Deposits	Outlook
Fitch	BBB-	F3	BBB	Stable
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
The risks inherent in such mandatory forward sales agreements include the risk that, if for any reason Action Mortgage does not close and sell the loans in question, it is nonetheless obligated to deliver MBS to the counterparty on the agreed terms. Action Mortgage could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse impact on mortgage banking operations in future periods.
Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur. The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts at March 31, 2006, which resulted in assets of $48,000 and $57,000, respectively. At December 31, 2005, rate locks and forward sales commitments were assets of $147,000 and $25,000, respectively.

Capital
Sterling’s total shareholders’ equity was $508.7 million at March 31, 2006, compared to $506.7 million at December 31, 2005. The increase in total shareholders’ equity from the retention of earnings was mostly offset by the increase in the unrealized loss on the investment portfolio. Shareholders’ equity was 6.5% of total assets at March 31, 2006 compared with 6.7% at December 31, 2005.
At March 31, 2006, Sterling had an unrealized loss of $77.8 million on investment securities and MBS classified as available for sale. At December 31, 2005, Sterling had an unrealized loss of $54.1 million on investment securities and MBS classified as available for sale. The change since December 31, 2005 reflected the decrease in the market value of the MBS portfolio, which was primarily caused by the increase in long-term interest rates compared to those at December 31, 2005. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.
Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 2 of “Notes to Consolidated Financial Statements.”
Sterling and Sterling Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling and Sterling Savings Bank intend to enhance their capital resources and regulatory capital ratios through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2006, Sterling and Sterling Savings Bank both exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at March 31, 2006:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk-weighed assets
Sterling	$473,958	8.0%	$592,448	10.0%	$600,737	10.1%
Sterling Savings Bank	474,556	8.0%	593,195	10.0%	599,147	10.1%
Tier 1 capital to risk-weighed assets
Sterling	236,979	4.0%	355,469	6.0%	542,038	9.2%
Sterling Savings Bank	237,278	4.0%	355,917	6.0%	540,448	9.1%
Tier 1 capital to average assets (leverage ratio)
Sterling	300,397	4.0%	375,496	5.0%	542,038	7.2%
Sterling Savings Bank	300,163	4.0%	375,204	5.0%	540,448	7.2%

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
New Accounting Policies
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 156”). This pronouncement requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, the pronouncement allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS No. 140, employs lower of cost or market (“locom”) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to the trading classification. Sterling does not hedge its mortgage servicing rights portfolio. As such, Sterling will continue to employ the amortization method, and SFAS No. 156 is not expected to have a material effect on Sterling.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and SFAS No. 140. This statement addresses the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative) and also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 allows combined valuation and accounting. This statement will be effective for Sterling as of January 1, 2007. Sterling is considering implementing the combined valuation approach when applicable, and does not expect the standard to have a material impact on the consolidated financial results.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which established accounting standards for transactions involving the issuance of equity instruments to employees for services rendered. This statement is a revision of SFAS No. 123, and supersedes APB No. 25. This statement requires the estimation and recognition of the grant date fair value of stock options issued to employees. This statement became effective for Sterling as of January 1, 2006. Management has evaluated the effect of this new standard, and has determined that the fair value of currently outstanding unvested stock options will not have a material effect on Sterling’s consolidated financial statements. Management is currently evaluating what form, if any, of share based compensation it will implement in the future.
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
Item 1a Risk Factors
You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.
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

STERLING FINANCIAL CORPORATION
(Registrant)

May 9, 2006	By:	/s/ Daniel G. Byrne

Date		Daniel G. Byrne
Executive Vice President, Assistant Secretary, and
Chief Financial Officer

May 9, 2006	By:	/s/ William R. Basom

Date		William R. Basom
Vice President, Treasurer, and Principal Accounting
Officer

Exhibit Index

Exhibit No.
3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s registration statement on Form S-3 dated December 19, 2005 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.2 to Sterling’s registration statement on Form S-3 dated December 19, 2005 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 filed December 9, 2002 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

E-1