Form 10-Q
period 2006-06-30
STERLING FINANCIAL CORP /WA/
filed 2006-08-08
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☑      Accelerated Filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2006
Common Stock ($1.00 par value)	36,914,638

STERLING FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I — Financial Information
Item 1 — Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$2,200	$9,400
Non-interest bearing and vault	113,574	121,907
Restricted cash	1,021	862
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,892,983	2,076,615
Held to maturity	81,473	51,924
Loans receivable, net	5,510,188	4,885,916
Loans held for sale	12,181	7,894
Accrued interest receivable	40,500	35,805
Real estate owned and other collateralized assets, net	5,101	779
Office properties and equipment, net	83,185	82,432
Bank-owned life insurance (“BOLI”)	110,150	107,649
Goodwill	112,702	112,707
Other intangible assets	16,514	17,625
Mortgage servicing rights, net	4,955	5,430
Prepaid expenses and other assets, net	57,611	41,983

Total assets	$8,044,338	$7,558,928

LIABILITIES:
Deposits	$5,337,791	$4,806,301
Advances from Federal Home Loan Bank Seattle (“FHLB Seattle”)	1,337,138	1,443,462
Securities sold subject to repurchase agreements and funds purchased	583,041	611,676
Other borrowings	185,874	110,688
Cashiers checks issued and payable	4,762	5,483
Borrowers’ reserves for taxes and insurance	2,020	1,527
Accrued interest payable	28,440	18,169
Accrued expenses and other liabilities	51,130	54,937

Total liabilities	7,530,196	7,052,243

Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 60,000,000 shares authorized; 35,092,842 and 34,855,549 shares issued and outstanding	35,093	34,856
Additional paid-in capital	390,324	385,353
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $35,131 and $20,021	(59,929)	(34,219)
Retained earnings	148,654	120,695

Total shareholders’ equity	514,142	506,685

Total liabilities and shareholders’ equity	$8,044,338	$7,558,928

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest income:
Loans	$103,356	$72,619	$195,467	$140,662
MBS	22,473	21,858	45,818	44,940
Investments and cash equivalents	891	579	1,614	1,520

Total interest income	126,720	95,056	242,899	187,122

Interest expense:
Deposits	40,909	21,105	75,719	39,428
Short-term borrowings	8,881	7,391	15,246	16,365
Long-term borrowings	15,881	12,746	31,929	24,697

Total interest expense	65,671	41,242	122,894	80,490

Net interest income	61,049	53,814	120,005	106,632
Provision for losses on loans	(4,650)	(3,400)	(9,300)	(7,150)

Net interest income after provision for losses on loans	56,399	50,414	110,705	99,482

Non-interest income:
Fees and service charges	10,615	8,205	19,694	15,608
Mortgage banking operations	2,725	6,106	4,996	11,478
Loan servicing fees	482	103	751	240
Net losses on sales of securities	0	0	0	(57)
Real estate owned and other collateralized assets operations	78	99	385	211
BOLI	1,203	1,107	2,386	2,167
Gain related to early repayment of debt	0	0	0	645
Other non-interest expense	27	(215)	(165)	(248)

Total non-interest income	15,130	15,405	28,047	30,044

Non-interest expenses	46,989	41,602	91,229	81,249

Income before income taxes	24,540	24,217	47,523	48,277
Income tax provision	(7,609)	(8,209)	(15,176)	(16,378)

Net income	$16,931	$16,008	$32,347	$31,899

Earnings per share — basic	$0.48	$0.46	$0.92	$0.92

Earnings per share — diluted	$0.48	$0.46	$0.92	$0.91

Weighted average shares outstanding — basic	35,077,647	34,597,964	35,012,510	34,541,705

Weighted average shares outstanding — diluted	35,404,364	35,022,597	35,326,837	35,000,243
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$32,347	$31,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	9,320	7,150
Stock dividends on FHLB Seattle stock	0	(303)
Accretion of deferred gain on sale of branches	(18)	0
Net gain on sales of loans, investment securities and MBS	(1,316)	(8,039)
Stock based compensation	181	0
Excess tax benefit from stock based compensation	(791)	0
Stock issuances relating to 401(k) match	896	0
Other gains and losses	387	(16,563)
Change in cash surrender value of BOLI	(2,386)	(2,167)
Depreciation and amortization	9,230	9,133
Change in:
Accrued interest receivable	(4,695)	(1,185)
Prepaid expenses and other assets	1,928	9,018
Cashiers checks issued and payable	(721)	8,372
Accrued interest payable	10,271	1,857
Accrued expenses and other liabilities	(7,955)	3,112
Proceeds from sales of loans originated for sale	62,018	74,815
Loans originated for sale	(60,702)	(73,175)

Net cash provided by operating activities	47,994	43,924

Cash flows from investing activities:
Change in restricted cash	(159)	(2,215)
Loans funded and purchased	(2,128,822)	(1,556,810)
Loan principal received	1,485,011	1,150,332
Proceeds from sales of other loans	0	472,682
Purchase of investment securities	(40,300)	(5,764)
Proceeds from maturities of investment securities	10,088	380
Proceeds from sales of investment securities	0	14,844
Purchase of mortgage-backed securities	0	(153,188)
Principal payments on mortgage-backed securities	139,762	181,294
Proceeds from sales of mortgage-backed securities	0	115,837
Purchase of office properties and equipment	(7,486)	(6,414)
Sales of office properties and equipment	5,702	249
Improvements and other changes to real estate owned	(221)	(1,515)
Proceeds from sales and liquidation of real estate owned	731	1,853

Net cash provided by (used in) investing activities	(535,694)	211,565

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$135,327	$69,473
Proceeds from issuance of time deposits	1,781,541	1,178,569
Payments for maturing time deposits	(1,450,573)	(946,443)
Interest credited to deposits	65,195	35,301
Advances from FHLB Seattle	1,379,784	425,229
Repayment of advances from FHLB Seattle	(1,486,072)	(726,515)
Net change in securities sold subject to repurchase agreements and funds purchased	(28,635)	(243,860)
Proceeds from other borrowings	75,000	0
Repayment of other borrowings	0	(19,000)
Proceeds from stock issuance and exercise of stock options, net of repurchases	3,340	1,968
Excess tax benefit from stock based compensation	791	0
Deferred financing costs	0	(75)
Cash dividend paid to shareholders	(4,023)	0
Other	492	(474)

Net cash provided by (used in) financing activities	472,167	(225,827)

Net change in cash and cash equivalents	(15,533)	29,662
Cash and cash equivalents, beginning of period	131,307	93,187

Cash and cash equivalents, end of period	$115,774	$122,849

Supplemental disclosures:
Cash paid during the period for:
Interest	$112,623	$78,633
Income taxes	15,686	563

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	4,436	709
Common stock cash dividends accrued	2,282	0
Deferred gain on sale of branches	3,670	0
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Net income	$16,931	$16,008	$32,347	$31,899

Other comprehensive income:
Change in unrealized gains (losses) on investment securities and MBS available-for-sale	(17,112)	24,820	(40,820)	(1,636)
Less deferred income taxes	6,335	(9,180)	15,110	612

Net other comprehensive income (loss)	(10,777)	15,640	(25,710)	(1,024)

Comprehensive income (loss)	$6,154	$31,648	$6,637	$30,875

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
2. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Term note payable(1)	$20,000	$0
Trust Preferred Securities(2)	165,420	108,707
Other(3)	454	1,981

Total	$185,874	$110,688

(1)	In May 2005, Sterling entered into a variable-rate credit agreement (the “Credit Facility”) with Bank of Scotland. In March 2006, Sterling borrowed $20 million from the Credit Facility. The borrowing currently bears interest at the 30 day LIBOR plus 1.50%, and is secured by a majority of the preferred stock of Sterling’s wholly owned subsidiary, Sterling Savings Bank. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and make acquisitions of other entities. Sterling is obligated to commence repayment of any loan principal on the third anniversary of the date Sterling entered into the Credit Facility, with final maturity in 2012. Sterling is permitted to prepay loan principal without a penalty charge, except for capitalized debt issue costs.

2. Other Borrowings, continued:

(2)	Sterling raises capital from time to time through the formation of trusts (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. Sterling has also acquired Capital Trusts in connection with business acquisitions. These Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semi-annually. Details of the Trust Preferred Securities are as follows:

					Rate at		Carrying
		Maturity			June 30,		Value (in
Subsidiary Issuer	Issue Date	Date	Call Date	Rate Index	2006		thousands)
Sterling Capital Trust VII	June 2006	June 2036	June 2011	3 month LIBOR plus 1.53%	6.83%		$56,702
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	3 month LIBOR plus 3.20%	8.53		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	3 month LIBOR plus 3.25%	8.71		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	3 month LIBOR plus 3.15%	8.32		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	3 month LIBOR plus 3.25%	8.40		14,433
Klamath First Capital Trust II	April 2002	April 2032	April 2007	6 month LIBOR plus 3.70%	8.99		13,149
Klamath First Capital Trust I	July 2001	July 2031	June 2006	6 month LIBOR plus 3.75%	8.56		15,154
Sterling Capital Trust II	July 2001	July 2031	June 2006	Fixed	10.25		24,743

					8.24	%*	$165,420

*	weighted average rate

(3)	During 2002, Sterling financed the sale of certain loans to an unrelated party. Since the underlying loans served as collateral on the loan to the purchaser, this sale was accounted for as a financing.

3. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations. All per share amounts reflect the 3 for 2 stock split that was effected on August 31, 2005.

	Three Months Ended June 30,
	2006			2005
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$16,931	35,077,647	$0.48	$16,008	34,597,964	$0.46

Effect of dilutive securities:
Common stock options	0	326,717	0.00	0	388,621	0.00
Contingently issuable shares	0	0	0.00	0	36,012	0.00

Diluted computations	$16,931	35,404,364	$0.48	$16,008	35,022,597	$0.46

Antidilutive options not included in diluted earnings per share		0			456,000

	Six Months Ended June 30,
	2006			2005
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$32,347	35,012,510	$0.92	$31,899	34,541,705	$0.92
Effect of dilutive securities:
Common stock options	0	314,327	0.00	0	422,526	(0.01)
Contingently issuable shares	0	0	0.00	0	36,012	0.00

Diluted computations	$32,347	35,326,837	$0.92	$31,899	35,000,243	$0.91

Antidilutive options not included in diluted earnings per share		0			456,000

4. Non-Interest Expenses:
The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Employee compensation and benefits	$25,710	$22,334	$50,799	$44,351
Occupancy and equipment	7,375	6,617	14,291	12,663
Depreciation	2,432	2,106	4,715	4,121
Amortization of core deposit intangibles	555	555	1,111	1,111
Advertising	2,334	2,345	4,255	4,417
Data processing	3,523	3,037	6,855	6,212
Insurance	316	326	599	630
Legal and accounting	704	812	1,239	1,788
Travel and entertainment	1,444	1,225	2,586	2,182
Goodwill litigation costs	135	121	220	189
Other	2,461	2,124	4,559	3,585

Total	$46,989	$41,602	$91,229	$81,249

5. Segment Information:
For purposes of measuring and reporting financial results, Sterling is divided into five business segments:
•	The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices in the western region primarily through Sterling Savings Bank’s subsidiary Action Mortgage Company (“Action Mortgage”).

•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company (“INTERVEST”).

•	The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank’s subsidiary Harbor Financial Services, Inc.

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

5. Segment Information, continued:
The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended June 30, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
			(Dollars in thousands)
Interest income	$120,406	$3,775	$2,406	$0	$133	$126,720
Interest expense	(63,074)	0	0	0	(2,597)	(65,671)

Net interest income (expense)	57,332	3,775	2,406	0	(2,464)	61,049
Provision for loan losses	(4,650)	0	0	0	0	(4,650)
Noninterest income	13,478	2,465	1,246	1,015	(3,074)	15,130
Noninterest expense	(39,407)	(3,959)	(2,055)	(760)	(808)	(46,989)

Income before income taxes	$26,753	$2,281	$1,597	$255	$(6,346)	$24,540

Total assets	$8,091,408	$14,446	$9,922	$907	$(72,345)	$8,044,338

	As of and for the Three Months Ended June 30, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
			(Dollars in thousands)
Interest income	$90,062	$2,689	$2,306	$0	$(1)	$95,056
Interest expense	(39,329)	0	0	0	(1,913)	(41,242)

Net interest income (expense)	50,733	2,689	2,306	0	(1,914)	53,814
Provision for loan losses	(3,400)	0	0	0	0	(3,400)
Noninterest income	14,273	2,352	1,258	866	(3,344)	15,405
Noninterest expense	(34,519)	(4,219)	(1,761)	(834)	(269)	(41,602)

Income before income taxes	$27,087	$822	$1,803	$32	$(5,527)	$24,217

Total assets	$6,807,155	$19,697	$19,288	$763	$(103,091)	$6,743,812

5. Segment Information, continued:

	As of and for the Six Months Ended June 30, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
			(Dollars in thousands)
Interest income	$230,946	$7,242	$4,263	$0	$448	$242,899
Interest expense	(118,156)	0	0	0	(4,738)	(122,894)

Net interest income (expense)	112,790	7,242	4,263	0	(4,290)	120,005
Provision for loan losses	(9,300)	0	0	0	0	(9,300)
Noninterest income	24,932	4,552	2,483	1,843	(5,763)	28,047
Noninterest expense	(76,847)	(7,775)	(3,923)	(1,471)	(1,213)	(91,229)

Income before income taxes	$51,575	$4,019	$2,823	$372	$(11,266)	$47,523

Total assets	$8,091,408	$14,446	$9,922	$907	$(72,345)	$8,044,338

	As of and for the Six Months Ended June 30, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
			(Dollars in thousands)
Interest income	$177,918	$5,108	$4,097	$0	$(1)	$187,122
Interest expense	(76,627)	0	0	0	(3,863)	(80,490)

Net interest income (expense)	101,291	5,108	4,097	0	(3,864)	106,632
Provision for loan losses	(7,150)	0	0	0	0	(7,150)
Noninterest income	27,923	4,581	2,689	1,671	(6,820)	30,044
Noninterest expense	(68,107)	(8,384)	(3,126)	(1,624)	(8)	(81,249)

Income before income taxes	$53,957	$1,305	$3,660	$47	$(10,692)	$48,277

Total assets	$6,807,155	$19,697	$19,288	$763	$(103,091)	$6,743,812

6. Stock Options:
On January 1, 2006, Statement of Financial Accounting Standard No. 123 (R), “Share Based Payment” (“SFAS No. 123 (R)”), became effective for Sterling. As such, stock options issued as compensation are recorded as an expense at their estimated fair value. Prior to SFAS No. 123 (R)’s effective date, Sterling had elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation cost was recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeds the option exercise price. Sterling has only granted its common stock options to employees with exercise prices equal to the market price of Sterling’s common stock on the measurement dates. Thus, prior to the implementation of SFAS No. 123 (R), no compensation cost had been recognized.
     During the six months ended June 30, 2006, stock option activity and related information was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Number	Exercise Price	Life (in years)	(in thousands)
Outstanding, December 31, 2005	1,703,959	$19.46
Granted	20,000	25.28
Exercised	203,497	16.29

Outstanding, June 30, 2006	1,520,462	$19.96	5.54	$16,041

Exercisable, June 30, 2006	1,517,162	$19.98	5.55	$15,976

As of June 30, 2006, a total of 436,249 stock options remained available for grant under Sterling’s 2001 and 2003 Long-Term Incentive Plans. These options have terms of four, six or ten years.
During the six months ended June 30, 2006 and 2005, the fair value of options granted were $8.55 and $0, respectively, and the intrinsic value of options exercised were $2.5 million and $3.6 million, respectively. Stock compensation expense recognized during the six months ended June 30, 2006 was $181,000. Had SFAS No. 123 (R) been effective during the six months ended June 30, 2005, $54,000 of stock based compensation expense would have been recognized. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used are presented in the table below.

	Six Months Ended
	June 30, 2006
	2006	2005(1)
Expected volatility	31%	N/A
Expected term (in years)	5.5	N/A
Expected dividend yield	0.87%	N/A
Risk free interest rate	4.36%	N/A

(1)	There were no options granted during the six months ended June 30, 2005.
7. New Accounting Policies:
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures. Adoption may result in a cumulative adjustment to income tax liabilities and retained earnings, if applicable. This statement will be effective for Sterling as of January 1, 2007, and is not expected to have a material impact.

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
Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur. The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts at June 30, 2006, which resulted in assets of $93,000 and $31,000, respectively. At December 31, 2005, rate locks and forward sales commitments were an asset of $147,000 and a liability of $25,000, respectively.

9. Stock Split and Cash Dividends:
On July 26, 2005, Sterling announced a 3 for 2 stock split, which was effected on August 31, 2005 to shareholders of record as of August 17, 2005. This split was effected in the form of a 50% stock dividend and resulted in 11,553,249 shares of common stock being issued. All per share amounts reflect this split.
The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash and capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors. Sterling has paid the following historical cash dividends:

Date Paid	Per Share Amount	Total
October 2005	$0.050	$1.7 million
January 2006	0.055	1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
10. Business Combinations:
On June 4, 2006, Sterling entered into a definitive agreement to acquire FirstBank NW Corp., a Washington corporation (“FirstBank”). Under the terms of the agreement, FirstBank would be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The agreement also provides for the merger of FirstBank’s financial institution subsidiary, FirstBank Northwest, with and into Sterling’s financial institution subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. Under the terms of the agreement, each share of FirstBank common stock would be converted into the right to receive 0.789 shares of Sterling common stock and $2.55 in cash. Based upon the closing price for Sterling’s common stock on June 2, 2006, of $31.19 per share, the consideration is equivalent to $27.16 per share of FirstBank common stock. The transaction, which is valued at approximately $169.6 million, is expected to close in the fourth quarter of 2006, pending receipt of regulatory and FirstBank shareholder approvals and satisfaction of other customary closing conditions.
11. Subsequent Event:
On July 5, 2006, Sterling completed its acquisition of Lynnwood Financial Group, Inc. (“Lynnwood”), the parent company of Golf Savings Bank, by issuing $15,750,000 in cash and 1,800,000 shares of Sterling common stock in exchange for all outstanding Lynnwood shares. Lynnwood merged with and into Sterling, with Sterling being the surviving entity in the merger. Lynnwood’s wholly owned subsidiaries, Golf Savings Bank and Golf Escrow Corporation, have become subsidiaries of Sterling. Golf Savings Bank is a Washington state-chartered federally insured savings bank. Golf Savings Bank’s primary focus is residential mortgage origination of single-family permanent loans and residential construction financing. Golf Savings Bank’s primary market area is the greater Puget Sound area of Washington State. The transaction was valued at approximately $69.9 million.
On July 31, 2006, a wholly owned subsidiary of INTERVEST acquired the mortgage banking operations, including the geographically diverse commercial servicing portfolio, brand name and investor/customer list, of Mason-McDuffie Financial Corporation (“Mason-McDuffie”), located in northern California. INTERVEST’s mortgage banking business in northern California is now being conducted by Mason-McDuffie. The transaction was valued at approximately $2.7 million, including $1.8 million in cash paid at closing, with the remainder to be paid in Sterling common stock, subject to the terms of a three year earnout. Approximately one-third of Mason-McDuffie’s current eight-person operation are dedicated to loan servicing while two-thirds are dedicated to loan brokerage originations. During the fiscal year ended September 30, 2005 Mason-McDuffie’s loan brokerage originations were approximately $180 million.
In July 2006, Sterling announced a quarterly cash dividend of $0.07 per share, payable on October 13, 2006 to shareholders of record as of September 29, 2006.

PART I — Financial Information (continued)
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation
STERLING FINANCIAL CORPORATION
Comparison of the Three and Six Months Ended June 30, 2006
This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2005 annual report on Form 10-K.
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
Sterling provides personalized, quality financial services to its customers as exemplified by its “Hometown Helpful” philosophy and “Perfect Fit” banking products. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western region. With $8.04 billion in total assets at June 30, 2006, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 142 financial service centers located throughout the western region of the United States. In addition, Sterling originates loans through Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices in the western region. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.
Sterling continues to implement its strategy to become the leading community bank in the west by increasing its commercial real estate, business banking, consumer and construction lending, which generally produce higher yields than residential loans, as well as increasing its retail deposits, particularly transaction accounts. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) and will increase other fee income, although there can be no assurance in this regard. Such loans generally involve a higher degree of risk than financing residential real estate. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations (“MBO”). The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC and the Washington State Department of Financial Institutions (“Washington Supervisor”).

Executive Summary and Highlights
During the six months ended June 30, 2006, Sterling’s net income totaled $32.3 million, or $0.92 per diluted share, compared to $31.9 million, or $0.91 per diluted share for the respective 2005 period. Net interest income and fees and service charges income for the six months ended June 30, 2006 grew by 13% and 26%, respectively, over the comparative 2005 amounts. This growth in net interest income and fees and service charges income was mostly offset by a lower level of mortgage banking operations income and increased employee compensation and benefits. Net interest income increased due to a higher volume of average loan balances, as well as upward repricing in the portfolio. Fees and service charges income increased largely due to an increase in the number of transaction accounts, the success of Sterling’s Balance Shield program and cash management services, and an increase in revenue from business banking fees. Mortgage banking operations income decreased due to the lower level of loans sales in 2006. The addition of 107 full time equivalent employees drove the increase in employee compensation and benefits. Net interest margin was relatively stable during the periods ending June 30, 2006, with two basis points of compression for the three month comparative period, and three basis points of expansion in the six month comparative period. The flat yield curve and the funding of loan growth through wholesale sources were the primary cause for the three month decline, while the six month increase was mainly caused by volume growth in average loan balances outstanding.
At June 30, 2006, total assets reached a record $8.04 billion, mainly reflecting the continued growth of Sterling’s loan portfolio. Loan originations for the six months ended June 30, 2006 and 2005 were $2.11 billion and $1.73 billion, respectively, reflecting growth of 22%. The majority of the growth occurred in construction, commercial and business banking lines.
Highlights for the second quarter of 2006 were as follows:
•	Loan originations increased 14 percent over the second quarter of 2005 to $1.04 billion.
•	Total loans receivable increased to a record $5.51 billion or $624.3 million since year end.
•	Total deposits grew to a record $5.34 billion, an increase of $531.5 million since year end.
•	The number of transaction accounts increased 5 percent over the second quarter of 2005 to nearly 158,000.
•	Fees and service charges income increased to $10.6 million, a 29 percent increase over the second quarter of 2005.
•	Quarter-end nonperforming assets, loan charge-offs and delinquency ratios remain stable at low levels.
•	The Sterling Board of Directors approved a cash dividend of $0.065 per common share, paid on July 14, 2006 to shareholders of record as of June 30, 2006.
•	Sterling and FirstBank NW Corp. (“FirstBank”) announced on June 5, 2006 that they signed a definitive agreement for the merger of FirstBank with and into Sterling, pending FirstBank shareholder and regulatory approvals, and other customary closing conditions.
•	Sterling Capital Statutory Trust VII, a subsidiary of Sterling Financial Corporation, completed the issuance of $55.0 million of floating rate trust preferred securities on June 14, 2006. These securities bear interest at the 90-day LIBOR plus 1.53%, and mature in 30 years.

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
On June 4, 2006, Sterling entered into a definitive agreement to acquire FirstBank NW Corp., a Washington corporation (“FirstBank”). Under the terms of the agreement, FirstBank would be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The agreement also provides for the merger of FirstBank’s financial institution subsidiary, FirstBank Northwest, with and into Sterling’s financial institution subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. The transaction, which is valued at approximately $169.6 million, is expected to close in the fourth quarter of 2006, pending receipt of regulatory and FirstBank shareholder approvals and satisfaction of other customary closing conditions.
Subsequent to quarter end, on July 5, 2006, Sterling completed its acquisition of Lynnwood Financial Group, Inc. (“Lynnwood”), the parent company of Golf Savings Bank. Lynnwood merged with and into Sterling, with Sterling being the surviving entity in the merger. Lynnwood’s wholly owned subsidiaries, Golf Savings Bank and Golf Escrow Corporation, have become subsidiaries of Sterling. Golf Savings Bank’s primary focus is residential mortgage origination of single-family permanent loans and residential construction financing. Golf Savings Bank’s primary market area is the greater Puget Sound area of Washington State. The transaction was valued at approximately $69.9 million.
On July 31, 2006, a wholly owned subsidiary of INTERVEST acquired the mortgage banking operations, including the geographically diverse commercial servicing portfolio, brand name and investor/customer list, of Mason-McDuffie Financial Corporation (“Mason-McDuffie”), located in northern California. INTERVEST’s mortgage banking business in northern California is now being conducted by Mason-McDuffie. The transaction was valued at approximately $2.7 million, including $1.8 million in cash paid at closing, with the remainder to be paid in Sterling common stock, subject to the terms of a three year earnout. Approximately one-third of Mason-McDuffie’s current eight-person operation are dedicated to loan servicing while two-thirds are dedicated to loan brokerage originations. During the fiscal year ended September 30, 2005 Mason-McDuffie’s loan brokerage originations were approximately $180 million.
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
While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which may result in increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at June 30, 2006.
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
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the three months ended June 30, 2006, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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
Sterling’s management performed the annual test of its goodwill and other intangible assets as of June 30, 2006, and concluded that the recorded values were not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different but still reasonable assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (generally eight to ten years).
Real Estate Owned and Other Collateralized Assets. Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are carried at the lower of cost or fair value, less estimated costs to sell. Development and improvement costs relating to such property are capitalized to the extent they are deemed to be recoverable.
An allowance for losses on real estate and other assets owned includes amounts for estimated losses as a result of impairment in value of the property after repossession. Sterling reviews its real estate owned and other collateralized assets for impairment in value whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or other assets, or the fair value, less selling costs, from the disposition of the property or other assets is less than its carrying value, an impairment loss is recognized.
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
Results of Operations
Overview. Sterling recorded net income of $16.9 million, or $0.48 per diluted share, for the three months ended June 30, 2006, compared with net income of $16.0 million, or $0.46 per diluted share, for the three months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $32.3 million, or $0.92 per diluted share compared with net income of $31.9 million, or $0.91 per diluted share for the six months ended June 30, 2005. The increase in net income mainly reflected an increase in net interest income.

The annualized return on average assets (“ROA”) was 0.85% and 0.92% for the three months ended June 30, 2006 and 2005, respectively, and 0.83% and 0.92% for the six months ended June 30, 2006 and 2005, respectively. The annualized return on average equity (“ROE”) was 13.1% and 13.4% for the three months ended June 30, 2006 and 2005, respectively, and 12.6% and 13.5% for the six months ended June 30, 2006 and 2005 respectively. The decrease in ROA and ROE compared to 2005 was due to increases in assets and equity outpacing net income.
Net Interest Income. The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended June 30, 2006 and 2005, NII was $61.0 million and $53.8 million, respectively, an increase of 13%. During the six months ended June 30, 2006 and 2005, NII was $120.0 million and $106.6 million, respectively, an increase of 13%. The increase in NII was mainly due to increases in average loan volumes.
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
The following table presents the composition of the change in NII for the periods presented. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:
•	Volume – changes in volume multiplied by comparative period rate;

•	Rate – changes in rate multiplied by comparative period volume; and

•	Rate/volume – changes in rate multiplied by changes in volume.

	Three Months Ended June 30,				Six Months Ended June,
	2006 vs. 2005				2006 vs. 2005
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Rate/volume analysis:	(Dollars in thousands)				(Dollars in thousands)
Interest income:
Loans	$15,219	$12,828	$2,690	$30,737	$24,836	$25,471	$4,498	$54,805
MBS	(428)	1,063	(20)	615	(1,033)	1,956	(45)	878
Investments and cash equivalents	110	169	33	312	159	(59)	(6)	94

Total interest income	14,901	14,060	2,703	31,664	23,962	27,368	4,447	55,777

Interest expense:
Deposits	6,916	9,719	3,169	19,804	9,463	21,635	5,193	36,291
Borrowings	(1,448)	6,535	(462)	4,625	(5,076)	12,767	(1,578)	6,113

Total interest expense	5,468	16,254	2,707	24,429	4,387	34,402	3,615	42,404

Net changes in NII	$9,433	$(2,194)	$(4)	$7,235	$19,575	$(7,034)	$832	$13,373

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Net Interest Margin
June 30, 2006	3.24%
March 31, 2006	3.30%
December 31, 2005	3.32%
September 30, 2005	3.33%
June 30, 2005	3.26%
Average interest-earning assets for the three and six months ended June 30, 2006 were $7.56 billion and $7.40 billion, respectively, reflecting growth of $941.7 million and $765.6 million, respectively, over the comparative 2005 amounts. Growth in the loan portfolio contributed to the increase in interest-earning assets. Net interest margin for the three months ended June 30, 2006 and 2005 was 3.24% and 3.26%, respectively, with the compression reflecting the higher repricing in funds relative to loan volumes and yields. Net interest margin for the six months ended June 30, 2006 and 2005 was 3.27% and 3.24%, respectively, with the increase mainly reflecting increased loan volumes.
Provision for Losses on Loans. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors, including historical loss trends and trends in classified assets, delinquency and nonaccrual loans, and portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, as well as loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.
Sterling recorded provisions for losses on loans of $4.7 million and $3.4 million for the three months ended June 30, 2006 and 2005, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans that have a somewhat higher loss profile than Sterling’s historical mix of loans.
The following table summarizes loan loss allowance activity for the periods indicated:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Balance at January 1	$55,483	$49,362
Provision for losses on loans	9,300	7,150
Amounts written off net of recoveries and other	(1,978)	(1,919)

Balance at June 30	$62,805	$54,593

At June 30, 2006, Sterling’s total classified assets were 0.71% of total assets, compared with 1.09% of total assets at June 30, 2005. Nonperforming assets were 0.13% of total assets at June 30, 2006, compared with 0.26% of total assets at June 30, 2005. Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard. At June 30, 2006, the loan delinquency ratio was 0.11% of total loans compared to 0.45% of total loans at June 30, 2005. Asset quality has been stable over the periods presented.
Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)			(Dollars in thousands)
Fees and service charges	$10,615	$8,205	29.4	$19,694	$15,608	26.2
Mortgage banking operations	2,725	6,106	(55.4)	4,996	11,478	(56.5)
Loan servicing fees	482	103	368.0	751	240	212.9
Net gains (losses) on sales of securities	0	0	0.0	0	(57)	(100.0)
Real estate owned operations	78	99	(21.2)	385	211	82.5
BOLI	1,203	1,107	8.7	2,386	2,167	10.1
Gain on early estinguishment of debt	0	0	0.0	0	645	(100.0)
Other non-interest expense	27	(215)	112.6	(165)	(248)	33.5

Total	$15,130	$15,405	(1.8)	$28,047	$30,044	(6.6)

The decrease in non-interest income was primarily due to a decrease in income from mortgage banking operations. The decrease reflected a $352.9 million and a $486.9 million reduction in loan sales during the three and six months ended June 30, 2006 in contrast to the comparative periods in 2005. The 2005 activity reflected the sale of certain thrift like assets, as well as the realization of market demand for these loans. Fees and service charges for the three and six months ended June 30, 2006 increased 29% and 26%, respectively, over the 2005 amounts, primarily due to an increase in the number of transaction accounts, the success of Sterling’s Balance Shield program and cash management services and an increase in revenue from business banking fees.
During the six months ended June 30, 2006, Sterling did not sell any investment securities or MBS, compared with $130.7 million for the six months ended June 30, 2005. The activity for both periods was a result of management’s response to market conditions and portfolio management needs.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Originations of residential mortgage loans	$78,124	$106,489	$149,221	$262,972
Originations of commercial real estate loans	36,528	14,700	70,503	69,755
Sales of residential mortgage loans	49,868	315,178	84,600	451,458
Sales of commercial real estate loans	0	87,588	0	120,001
Principal balances of residential loans serviced for others	560,708	674,975	560,708	674,975
Principal balances of commercial real estate loans serviced for others	847,781	719,665	847,781	719,665
Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)			(Dollars in thousands)
Employee compensation and benefits	$25,710	$22,334	15.1	$50,799	$44,351	14.5
Occupancy and equipment	7,375	6,617	11.5	14,291	12,663	12.9
Depreciation	2,432	2,106	15.5	4,715	4,121	14.4
Amortization of core deposit intangibles	555	555	0.0	1,111	1,111	0.0
Advertising	2,334	2,345	(0.5)	4,255	4,417	(3.7)
Data processing	3,523	3,037	16.0	6,855	6,212	10.4
Insurance	316	326	(3.1)	599	630	(4.9)
Legal and accounting	704	812	(13.3)	1,239	1,788	(30.7)
Travel and entertainment	1,444	1,225	17.9	2,586	2,182	18.5
Goodwill litigation costs	135	121	11.6	220	189	16.4
Other	2,461	2,124	15.9	4,559	3,585	27.2

Total	$46,989	$41,602	12.9	$91,229	$81,249	12.3

The increases in non-interest expenses were primarily due to higher employee compensation and benefits, as well as occupancy and equipment, and data processing expenses, mainly as a result of overall company growth. Full-time equivalent employees increased year-over-year by 107 to 1,814 at June 30, 2006.

Income Tax Provision. Sterling recorded federal and state income tax provisions of $7.6 million and $8.2 million for the three months ended June 30, 2006 and 2005, respectively, and $15.2 million and $16.4 million for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate for the three month comparative period was 31.0% and 33.9%, respectively, and 31.9% and 33.9%, respectively, for the six month comparative period. The decrease in the effective tax rate primarily reflects increases in tax credits received as a result of Sterling’s participation in low income housing partnerships.
Financial Position
Assets. At June 30, 2006, Sterling’s assets were $8.04 billion, up $485.4 million from $7.56 billion at December 31, 2005. This growth was mainly a result of increases in the loan portfolio through originations.
Investment Securities and MBS. Sterling’s investment and MBS portfolio at June 30, 2006 was $1.97 billion, a decrease of $154.1 million from the December 31, 2005 balance of $2.13 billion. The decrease was mainly due to principal repayments and maturities. On June 30, 2006, the investment and MBS portfolio had an unrealized loss of $95.0 million versus an unrealized loss of $54.1 million at December 31, 2005, with the fluctuation primarily due to an increase in interest rates.
Loans Receivable. At June 30, 2006, net loans receivable were $5.51 billion, up $624.3 million from $4.89 billion at December 31, 2005. The increase was due to loan originations during the period, net of loan repayments.
The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$494,698	8.9	$488,633	9.9
Multifamily real estate	264,241	4.7	332,211	6.7
Commercial real estate	801,995	14.4	792,219	16.0
Construction	1,433,305	25.7	1,021,502	20.6
Consumer — direct	673,483	12.1	618,528	12.5
Consumer — indirect	196,110	3.5	166,143	3.4
Business banking	1,183,657	21.2	1,079,939	21.8
Corporate banking	536,536	9.5	451,140	9.1

Gross loans receivable	5,584,025	100.0	4,950,315	100.0

Net deferred origination fees	(11,032)		(8,916)
Allowance for losses on loans	(62,805)		(55,483)

Loans receivable, net	$5,510,188		$4,885,916

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)			(Dollars in thousands)
Residential real estate	$78,124	$106,489	(26.6)	$149,221	$262,972	(43.3)
Multifamily real estate	1,465	0	100.0	1,465	13,267	(89.0)
Commercial real estate	36,528	14,700	148.5	70,503	69,755	1.1
Construction	462,523	424,519	9.0	1,026,115	769,439	33.4
Consumer — direct	103,659	120,593	(14.0)	182,508	184,544	(1.1)
Consumer — indirect	41,152	21,746	89.2	70,687	36,788	92.1
Business banking	184,527	130,128	41.8	360,976	224,276	61.0
Corporate banking	131,623	89,955	46.3	251,134	169,688	48.0

Total loans originated	$1,039,601	$908,130	14.5	$2,112,609	$1,730,729	22.1

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$409,296	7.7	$432,936	9.0
Noninterest-bearing checking	689,423	12.9	673,934	14.0
Savings	1,476,357	27.7	1,312,033	27.3
Time deposits	2,762,715	51.7	2,387,398	49.7

Total deposits	$5,337,791	100.0	$4,806,301	100.0

Total deposits increased to $5.34 billion at June 30, 2006 from $4.81 billion at December 31, 2005. Deposit growth was primarily in time and savings accounts, mainly reflecting the higher interest rate environment, consumer’s increased demand for products and services, and Sterling’s use of brokered CD’s as a cost competitive source of funds.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle (“FHLB Seattle”), reverse repurchase agreements (“REPOs”) and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the six months ended June 30, 2006, these funding sources decreased a total $59.8 million, with the aggregate total of FHLB advances, REPOs and Fed funds purchased decreasing a net $135.0 million, partially offset by a $20.0 million borrowing from the Bank of Scotland and $55.0 million from the issuance of Trust Preferred Securities by Sterling Capital Trust VII. See “ – Liquidity and Capital Resources.”
Asset and Liability Management
The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. Like all financial institutions, Sterling’s NII and the net present value of assets, liabilities and off-balance sheet contracts (“NPV”), or estimated fair value, are subject to fluctuations in interest rates. For example, some of Sterling’s adjustable rate mortgages are indexed to various U.S. Treasury indices or periodic fixed-rate LIBOR and swaps curves. When interest-earning assets such as loans are funded by interest-bearing liabilities such as deposits, FHLB Seattle advances and other borrowings, a changing interest rate environment may have a dramatic effect on Sterling’s earnings. Currently, Sterling’s interest-bearing liabilities, consisting primarily of savings and time deposits, FHLB Seattle advances and other borrowings, mature or reprice more frequently, or on different terms, than do its interest-earning assets. The fact that liabilities mature or reprice more frequently on average than assets may be beneficial in times of decreasing interest rates; however, such an asset/liability structure may result in declining NII during periods of rising interest rates.
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

Change in	June 30,	December 31,
Interest Rate in	2006	2005
Basis Points	% Change in	% Change in
(Rate Shock)	NII	NII
+300	(5.4)	(7.3)
+200	(4.0)	(4.6)
+100	(2.3)	(2.4)
Static	0.0	0.0
-100	(0.1)	(0.5)
-200	(2.9)	(5.2)

The following table presents Sterling’s estimates of changes in NPV for the periods indicated and for meaningful changes in interest rates. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

	At June 30, 2006			At December 31, 2005
Change in		Ratio of NPV			Ratio of NPV
Interest Rate		to the Present	%		to the Present	%
in Basis Points		Value of	Change		Value of	Change
(Rate Shock)	NPV	Total Assets	in NPV	NPV	Total Assets	in NPV
(Dollars in thousands)
+300	$707,512	8.69%	(16.1)	$697,159	9.16%	(13.5)
+200	759,367	9.23	(9.9)	748,211	9.74	(7.1)
+100	804,494	9.70	(4.6)	777,474	10.04	(3.5)
Static	843,074	10.08	0.0	805,739	10.32	0.0
-100	833,135	9.93	(1.2)	758,300	9.71	(5.9)
-200	739,248	8.85	(12.3)	600,547	7.79	(25.5)
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
Sterling calculated its one-year cumulative gap position to be a negative 14.2% and a negative 10.4% at June 30, 2006 and December 31, 2005, respectively. Sterling calculated its three-year gap position to be a negative 1.3% and a negative 0.6% at June 30, 2006 and December 31, 2005, respectively. While the one-year cumulative gap shows liability sensitivity at June 30, 2006, it does not correlate directly to an increased exposure to rising interest rates. During the first half of 2006, Sterling’s originations of fully floating construction loans were largely match funded with short-term liabilities. Additionally, loan prepayment speeds for long-term loans can vary substantially in a rising rate environment. These effects are not considered when calculating traditional gap analysis. As a result of the aforementioned and ongoing balance sheet strategies, management believes that it has improved Sterling’s IRR profile and will be able to better manage IRR.
Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%. At June 30, 2006 and December 31, 2005, Sterling’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII. See “– Results of Operations – Net Interest Income” and “– Capital.”

Liquidity and Capital Resources
As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased 11% to $5.34 billion at June 30, 2006 from $4.81 billion at December 31, 2005, mainly due to increases of $375.3 million and $164.3 million, respectively, in time deposits and savings accounts. These increases reflected Sterling’s use of these funds as a cost competitive source to generate loan growth.
Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, deposit fluctuations and loan funding needs.
During the six months ended June 30, 2006, net cash used in investing activities was $535.7 million, which consisted mainly of loan funding, which was partially offset by cash inflows from loan principle paydowns and runoff in the MBS portfolio. During this period, net cash provided by financing activities was $472.2 million, which consisted primarily of net inflows from deposit accounts.
Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements. At June 30, 2006, this credit line represented a total borrowing capacity of $2.74 billion, of which $501.2 million was available. In March 2006, the FHLB Seattle’s Board of Directors voted to reduce the amount of stock that member banks must hold, allowing member banks to increase their borrowing capacity. The change became effective April 10, 2006. In May 2005, the FHLB Seattle began operating under a three year business and capital management plan. The plan includes dividend payment and stock repurchase restrictions. Sterling received no dividends during the six months ended June 30, 2006. In March 2006, the Federal Housing Finance Board (the “Board”) proposed amended regulations for the FHLB banks that would limit the amount of excess stock that FHLB banks could have outstanding and that would prescribe for them a minimum amount of retained earnings. The Board stated that it believed its proposed regulatory changes would reduce the risk that losses could deplete an FHLB’s retained earnings and cause the impairment of the par value of an FHLB’s stock.
Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans. At June 30, 2006, Sterling Savings Bank had $577.0 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $231.3 million. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.
Sterling, on a parent company-only basis, had cash of approximately $39.9 million and $15.7 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, Sterling had an investment of $145.1 million and $110.1 million, respectively, in the preferred stock of Sterling Savings Bank. At June 30, 2006 and December 31, 2005, Sterling had an investment in the common stock of Sterling Savings Bank of $314.6 million and $294.6 million, respectively. The increase in Sterling’s investment in preferred stock of Sterling Savings Bank for the period ended June 30, 2006 reflects an investment of $35.0 million from the proceeds of the Trust Preferred Securities issued by Sterling Capital Trust VII. Sterling borrowed $20 million from the Bank of Scotland during the six months ended June 30, 2006, and invested all of the proceeds into its common stock investment in Sterling Savings Bank. Sterling received cash dividends on Sterling Savings Bank preferred stock of $6.0 million and common stock of $4.3 million during the six months ended June 30, 2006. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition and capital requirements, as well as regulatory rules. See Note 2 of “Notes to Consolidated Financial Statements.”

Sterling has the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling’s credit ratings, which as of June 30, 2006 were as follows:

Sterling
	Sterling	Sterling	Savings Bank
Rating	Long-Term	Short-Term	Long-Term
Institution	Debt	Debt	Deposits	Outlook
Fitch	BBB-	F3	BBB-	Stable
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
Rate locks and forward sales agreements on held-for-sale loans are considered to be derivatives. Sterling has recorded the estimated fair values of these rate locks and forward sales agreements on its balance sheet in either other assets or other liabilities. Changes in the fair values of these derivative instruments are recorded in income from mortgage banking operations in the income statement as the changes occur. The estimated fair value of rate locks and forward sales commitments were greater than the contracted amounts at June 30, 2006, which resulted in assets of $93,000 and $31,000, respectively. At December 31, 2005, rate locks and forward sales commitments were an asset of $147,000 and a liability of $25,000, respectively.

Capital
Sterling’s total shareholders’ equity was $514.1 million at June 30, 2006, compared to $506.7 million at December 31, 2005. The increase in total shareholders’ equity from the retention of earnings was partially offset by the increase in the unrealized loss on the investment portfolio. Shareholders’ equity was 6.4% of total assets at June 30, 2006 compared with 6.7% at December 31, 2005.
At June 30, 2006, Sterling had an unrealized loss of $95.0 million on investment securities and MBS classified as available for sale. At December 31, 2005, Sterling had an unrealized loss of $54.1 million on investment securities and MBS classified as available for sale. The change since December 31, 2005 reflected the decrease in the market value of the MBS portfolio, which was primarily caused by the increase in long-term interest rates compared to those at December 31, 2005. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.
Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 2 of “Notes to Consolidated Financial Statements.”
Sterling and Sterling Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling and Sterling Savings Bank intend to enhance their capital resources and regulatory capital ratios through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2006, Sterling and Sterling Savings Bank both exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at June 30, 2006:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total capital to risk-weighed assets
Sterling	$500,070	8.0%	$625,088	10.0%	$678,099	10.9%
Sterling Savings Bank	499,417	8.0%	624,272	10.0%	652,508	10.5%
Tier 1 capital to risk-weighed assets
Sterling	250,035	4.0%	375,053	6.0%	615,294	9.8%
Sterling Savings Bank	249,709	4.0%	374,563	6.0%	589,703	9.5%
Tier 1 capital to average assets (leverage ratio)
Sterling	313,521	4.0%	391,902	5.0%	615,294	7.9%
Sterling Savings Bank	313,087	4.0%	391,359	5.0%	589,703	7.5%

Goodwill Litigation
There has been no material change in the status of Sterling’s lawsuit against the U.S. government with respect to the loss of the goodwill treatment and other matters relating to Sterling’s past acquisitions of troubled thrift institutions (the “Goodwill Litigation”). In May 1990, Sterling initiated the Goodwill Litigation, seeking damages for, among other things, breach of contract and deprivation of property without just compensation.
In September 2002, the U.S. Court of Federal Claims granted Sterling Savings Bank’s motion for summary judgment as to liability on its contract claim, holding that the U.S. government owed contractual obligations to Sterling with respect to the company’s acquisition of three failing regional thrifts during the 1980s and had breached its contracts with Sterling. On March 31, 2005, a hearing was held in the U.S. Court of Federal Claims on the U.S. government’s motion to reconsider part of the September 2002 liability judgment. Sterling opposed the motion. Sterling is waiting for a decision on the motion and for a trial date to be set to determine what amount, if any, the U.S. government must pay in damages for its breach. The timing and ultimate outcome of the motion for reconsideration and the Goodwill Litigation cannot be predicted with certainty.
New Accounting Policies
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures. Adoption may result in a cumulative adjustment to income tax liabilities and retained earnings, if applicable. This statement will be effective for Sterling as of January 1, 2007, and is not expected to have a material impact.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3 Defaults Upon Senior Securities
Not applicable.
Item 4 Submission of Matters to a Vote of Security Holders
Sterling’s Annual Meeting of Shareholders (the “Meeting”) was held on April 25, 2006. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:
(1)	Election of three Directors to serve for terms expiring in the year 2009:

William “Ike” L. Eisenhart	Votes for:	31,767,440	Withheld:	217,976
Donald J. Lukes	Votes for:	31,800,713	Withheld:	184,703
William W. Zuppe	Votes for:	30,380,453	Withheld:	1,604,963
Election of one Director to serve for one term expiring in the year 2007:

Rodney W. Barnett	Votes for:	30,382,320	Withheld:	1,603,096

		Aproximate Broker Non-votes:		0
The following are the names of the other Directors whose terms continued after the meeting:

Donald N. Bauhofer	Harold B. Gilkey
James P. Fugate	Robert D. Larrabee
(2)	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the year ending December 31, 2006 and any interim periods. The proposal received the following votes:

Votes for:	31,850,971	Against:	23,082	Abstentions:	111,363
		Aproximate Broker Non-votes:			0

STERLING FINANCIAL CORPORATION
PART II — Other Information
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

STERLING FINANCIAL CORPORATION
(Registrant)

August 8, 2006	By:	/s/ Daniel G. Byrne

Date		Daniel G. Byrne
Executive Vice President, Assistant Secretary, and
Chief Financial Officer

August 8, 2006	By:	/s/ William R. Basom

Date		William R. Basom
Vice President, Treasurer, and Principal
Accounting Officer

Exhibit Index

Exhibit No.
3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s registration statement on Form S-3 dated December 20, 2005 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.2 to Sterling’s registration statement on Form S-3 dated December 20, 2005 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 filed December 9, 2002 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

E-1