Form 10-Q
period 2006-09-30
STERLING FINANCIAL CORP /WA/
filed 2006-11-08
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Large accelerated filer ☑       Accelerated Filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of November 1, 2006
Common Stock ($1.00 par value)	37,086,449

STERLING FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2006

PART I — Financial Information
Item 1 — Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$8,779	$9,400
Non-interest bearing and vault	134,833	121,907
Restricted cash	1,363	862
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,864,923	2,076,615
Held to maturity	83,681	51,924
Loans receivable, net	6,240,512	4,885,916
Loans held for sale	119,406	7,894
Accrued interest receivable	47,843	35,805
Real estate owned and other collateralized assets, net	4,369	779
Office properties and equipment, net	79,150	82,432
Bank-owned life insurance (“BOLI”)	112,383	107,649
Goodwill	144,861	112,707
Other intangible assets	16,634	17,625
Mortgage servicing rights, net	6,813	5,430
Prepaid expenses and other assets, net	47,167	41,983

Total assets	$8,912,717	$7,558,928

LIABILITIES:
Deposits	$5,953,767	$4,806,301
Advances from Federal Home Loan Bank Seattle (“FHLB Seattle”)	1,373,513	1,443,462
Securities sold subject to repurchase agreements and funds purchased	623,612	611,676
Other borrowings	237,222	110,688
Cashiers checks issued and payable	7,336	5,483
Borrowers’ reserves for taxes and insurance	3,571	1,527
Accrued interest payable	35,116	18,169
Accrued expenses and other liabilities	69,859	54,937

Total liabilities	8,303,996	7,052,243

Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 60,000,000 shares authorized; 37,024,265 and 34,855,549 shares issued and outstanding	37,024	34,856
Additional paid-in capital	441,547	385,353
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $20,641 and $20,021	(35,249)	(34,219)
Retained earnings	165,399	120,695

Total shareholders’ equity	608,721	506,685

Total liabilities and shareholders’ equity	$8,912,717	$7,558,928

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in thousands, except per share data)
Interest income:
Loans	$125,554	$73,375	$321,021	$214,037
MBS	21,626	20,757	67,444	65,697
Investments and cash equivalents	1,028	642	2,642	2,162

Total interest income	148,208	94,774	391,107	281,896

Interest expense:
Deposits	51,653	23,827	127,372	63,255
Short-term borrowings	10,055	10,491	25,301	26,856
Long-term borrowings	16,467	7,368	48,396	32,065

Total interest expense	78,175	41,686	201,069	122,176

Net interest income	70,033	53,088	190,038	159,720
Provision for losses on loans	(4,698)	(3,400)	(13,998)	(10,550)

Net interest income after provision for losses on loans	65,335	49,688	176,040	149,170

Non-interest income:
Fees and service charges	11,526	9,260	31,220	24,868
Mortgage banking operations	5,572	2,969	10,568	14,447
Loan servicing fees	473	90	1,224	330
Real estate owned and other collateralized assets operations	(138)	(23)	247	188
BOLI	1,225	1,164	3,611	3,331
Other non-interest expense	(207)	(154)	(372)	186

Total non-interest income	18,451	13,306	46,498	43,350

Non-interest expenses	55,302	42,599	146,531	123,848

Income before income taxes	28,484	20,395	76,007	68,672
Income tax provision	(9,145)	(6,505)	(24,321)	(22,883)

Net income	$19,339	$13,890	$51,686	$45,789

Earnings per share — basic	$0.52	$0.40	$1.45	$1.32

Earnings per share — diluted	$0.52	$0.40	$1.44	$1.31

Weighted average shares outstanding — basic	36,891,986	34,660,107	35,645,887	34,581,606

Weighted average shares outstanding — diluted	37,273,560	35,097,474	35,992,764	35,033,011
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$51,686	$45,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	14,168	10,550
Stock dividends on FHLB Seattle stock	0	(303)
Accretion of deferred gain on sale of branches	(151)	0
Net gain on sales of loans, investment securities and MBS	(4,832)	(9,280)
Stock based compensation	182	0
Excess tax benefit from stock based compensation	(1,638)	0
Stock issuances relating to 401(k) match	1,203	0
Other gains and losses	888	(16,818)
Change in cash surrender value of BOLI	(3,611)	(3,332)
Depreciation and amortization	14,084	14,805
Change in:
Accrued interest receivable	(8,770)	(2,446)
Prepaid expenses and other assets	1,217	13,071
Cashiers checks issued and payable	721	602
Accrued interest payable	16,307	1,117
Accrued expenses and other liabilities	(2,910)	(263)
Proceeds from sales of loans originated for sale	304,302	129,711
Loans originated for sale	(299,639)	(126,830)

Net cash provided by operating activities	83,207	56,373

Cash flows from investing activities:
Change in restricted cash	(501)	(5,705)
Loans funded and purchased	(3,169,552)	(2,418,560)
Loan principal received	2,120,741	1,889,705
Proceeds from sales of other loans	51,144	472,682
Purchase of investment securities	(44,416)	(13,645)
Proceeds from maturities of investment securities	11,400	1,405
Proceeds from sales of investment securities	0	14,844
Purchase of BOLI	0	(10,000)
Purchase of mortgage-backed securities	0	(203,276)
Principal payments on mortgage-backed securities	208,160	292,211
Proceeds from sales of mortgage-backed securities	0	115,837
Purchase of office properties and equipment	(11,742)	(9,066)
Sales of office properties and equipment	18,882	249
Improvements and other changes to real estate owned	(248)	(273)
Proceeds from sales and liquidation of real estate owned	1,353	2,158
Cash and cash equivalents issued as part of mergers	(5,983)	0

Net cash provided by (used in) investing activities	(820,762)	128,566

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net change in checking, regular savings and money market deposits	$224,549	$246,858
Proceeds from issuance of time deposits	2,803,087	1,674,652
Payments for maturing time deposits	(2,437,358)	(1,453,474)
Interest credited to deposits	110,760	59,425
Advances from FHLB Seattle	1,985,866	530,229
Repayment of advances from FHLB Seattle	(2,055,766)	(881,710)
Net change in securities sold subject to repurchase agreements and funds purchased	11,936	(318,418)
Proceeds from other borrowings	130,000	0
Repayment of other borrowings	(25,000)	(19,000)
Payments for fractional shares and certain merger costs	0	(14)
Proceeds from stock issuance and exercise of stock options, net of repurchases	4,774	2,781
Excess tax benefit from stock based compensation	1,638	0
Deferred financing costs	0	(75)
Cash dividend paid to shareholders	(6,670)	0
Other	2,044	446

Net cash provided by (used in) financing activities	749,860	(158,300)

Net change in cash and cash equivalents	12,305	26,639
Cash and cash equivalents, beginning of period	131,307	93,187

Cash and cash equivalents, end of period	$143,612	$119,826

Supplemental disclosures:
Cash paid during the period for:
Interest	$184,122	$121,059
Income taxes	28,732	9,560

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	4,406	2,266
Common stock cash dividends accrued	2,594	1,738
Deferred gain on sale of branches	9,029	0
Common stock issued upon business combination	50,565	0
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Net income	$19,339	$13,890	$51,686	$45,789

Other comprehensive income:
Change in unrealized gains (losses) on investment securities and MBS available-for-sale	39,170	(25,624)	(1,650)	(27,260)
Less deferred income taxes	(14,490)	9,483	620	10,095

Net other comprehensive income (loss)	24,680	(16,141)	(1,030)	(17,165)

Comprehensive income (loss)	$44,019	$(2,251)	$50,656	$28,624

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Statements
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
2. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Trust Preferred Securities	$236,768	$108,707
Other	454	1,981

Total	$237,222	$110,688

Sterling raises capital from time to time through the formation of trusts (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. Sterling has also acquired Capital Trusts in connection with business acquisitions. These Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semi-annually. Details of the Trust Preferred Securities are as follows:

2. Other Borrowings, continued:

					Rate at		Carrying
		Maturity	Initial		September 30,		Value (in
Subsidiary Issuer	Issue Date	Date	Call Date	Rate Index	2006		thousands)
Sterling Capital	Sept 2006	Sept 2036	Sept 2011	3 month LIBOR	7.02%		$51,547
Trust VIII				plus 1.63%

Sterling Capital	June 2006	June 2036	June 2011	3 month LIBOR	6.92		56,702
Trust VII				plus 1.53%

Lynnwood Financial	June 2005	June 2033	June 2008	3 month LIBOR	7.19		10,310
Statutory Trust II				plus 1.80%

Sterling Capital	June 2003	Sept 2033	Sept 2008	3 month LIBOR	8.59		10,310
Trust VI				plus 3.20%

Sterling Capital	May 2003	May 2033	June 2008	3 month LIBOR	8.62		20,619
Statutory Trust V				plus 3.25%

Sterling Capital	May 2003	May 2033	May 2008	3 month LIBOR	8.56		10,310
Trust IV				plus 3.15%

Sterling Capital	April 2003	April 2033	April 2008	3 month LIBOR	8.74		14,433
Trust III				plus 3.25%

Lynnwood Financial	Mar 2003	Mar 2033	Mar 2007	3 month LIBOR	8.52		9,486
Statutory Trust I				plus 3.15%

Klamath First Capital	April 2002	April 2032	April 2007	6 month LIBOR	8.99		13,151
Trust II				plus 3.70%

Klamath First Capital	July 2001	July 2031	June 2006	6 month LIBOR	9.30		15,157
Trust I				plus 3.75%

Sterling Capital	July 2001	July 2031	June 2006	Fixed	10.25		24,743

					8.04	%*	$236,768

*	weighted average rate
During 2002, Sterling financed the sale of certain loans to an unrelated party. Since the underlying loans served as collateral on the loan to the purchaser, this sale was accounted for as a financing, and is included in other borrowings under the caption “Other.”
On August 21, 2006, Sterling entered into a $30 million one-year variable-rate revolving credit agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, replacing a $40 million credit facility Sterling previously had with Bank of Scotland. As of September 30, 2006, no amount was drawn on the credit facility. Amounts loaned pursuant to the Credit Facility will bear interest, at Sterling’s election, at either two percent below prime, or at LIBOR plus 90 basis points. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and merge into or consolidate with other entities. The Credit Facility may be terminated and loans under the Credit Facility may be accelerated if an event of default occurs, as defined in the Credit Facility. Sterling is obligated to repay the principal balance of any advances issued pursuant to the Credit Facility on August 3, 2007.
3. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations.

	Three Months Ended September 30,
	2006			2005
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$19,339	36,891,986	$0.52	$13,890	34,660,107	$0.40

Effect of dilutive securities:
Common stock options	0	369,570	0.00	0	401,355	0.00
Contingently issuable shares	0	12,004	0.00	0	36,012	0.00

Diluted computations	$19,339	37,273,560	$0.52	$13,890	35,097,474	$0.40

Antidilutive options not included in diluted earnings per share		0			456,000

	Nine Months Ended September 30,
	2006			2005
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$51,686	35,645,887	$1.45	$45,789	34,581,606	$1.32
Effect of dilutive securities:
Common stock options	0	334,873	(0.01)	0	415,393	(0.01)
Contingently issuable shares	0	12,004	0.00	0	36,012	0.00

Diluted computations	$51,686	35,992,764	$1.44	$45,789	35,033,011	$1.31

Antidilutive options not included in diluted earnings per share		0			456,000

4. Non-Interest Expenses:
The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Employee compensation and benefits	$31,479	$23,274	$82,278	$67,625
Occupancy and equipment	8,755	6,578	23,046	19,241
Depreciation	2,662	2,227	7,377	6,348
Amortization of core deposit intangibles	586	556	1,697	1,667
Advertising	2,900	2,251	7,155	6,668
Data processing	3,746	3,179	10,601	9,391
Insurance	364	304	963	934
Legal and accounting	622	486	1,861	2,274
Travel and entertainment	1,454	1,081	4,040	3,263
Goodwill litigation costs	25	0	245	189
Merger and acquisition costs	191	0	191	0
Other	2,518	2,663	7,077	6,248

Total	$55,302	$42,599	$146,531	$123,848

5. Segment Information:
For purposes of measuring and reporting financial results, Sterling is divided into five business segments:
•	The Community Banking segment consists of the operations conducted by Sterling’s subsidiaries, Sterling Savings Bank and Golf Savings Bank.
•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Golf Savings Bank and Sterling Savings Bank’s subsidiary Action Mortgage Company (“Action Mortgage”).
•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company (“INTERVEST”).
•	The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank’s subsidiary Harbor Financial Services, Inc.
•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

5. Segment Information, continued:
The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended September 30, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$142,654	$4,832	$2,407	$0	$(1,685)	$148,208
Interest expense	(76,132)	0	0	0	(2,043)	(78,175)

Net interest income (expense)	66,522	4,832	2,407	0	(3,728)	70,033
Provision for loan losses	(4,698)	0	0	0	0	(4,698)
Noninterest income	14,758	5,813	1,129	759	(4,008)	18,451
Noninterest expense	(45,638)	(5,924)	(2,272)	(726)	(742)	(55,302)

Income before income taxes	$30,944	$4,721	$1,264	$33	$(8,478)	$28,484

Total assets	$9,003,443	$15,127	$10,660	$897	$(117,410)	$8,912,717

	As of and for the Three Months Ended September 30, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$89,576	$3,189	$1,150	$0	$859	$94,774
Interest expense	(39,718)	0	0	0	(1,968)	(41,686)

Net interest income (expense)	49,858	3,189	1,150	0	(1,109)	53,088
Provision for loan losses	(3,400)	0	0	0	0	(3,400)
Noninterest income	11,092	2,865	1,720	964	(3,335)	13,306
Noninterest expense	(34,344)	(4,927)	(1,998)	(1,041)	(289)	(42,599)

Income before income taxes	$23,206	$1,127	$872	$(77)	$(4,733)	$20,395

Total assets	$6,862,568	$21,166	$20,200	$748	$(108,634)	$6,796,048

5. Segment Information, continued:

	As of and for the Nine Months Ended September 30, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$373,600	$12,074	$6,670	$0	$(1,237)	$391,107
Interest expense	(194,288)	0	0	0	(6,781)	(201,069)

Net interest income (expense)	179,312	12,074	6,670	0	(8,018)	190,038
Provision for loan losses	(13,998)	0	0	0	0	(13,998)
Noninterest income	39,690	10,365	3,612	2,602	(9,771)	46,498
Noninterest expense	(122,485)	(13,699)	(6,195)	(2,197)	(1,955)	(146,531)

Income before income taxes	$82,519	$8,740	$4,087	$405	$(19,744)	$76,007

Total assets	$9,003,443	$15,127	$10,660	$897	$(117,410)	$8,912,717

	As of and for the Nine Months Ended September 30, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$267,494	$8,297	$5,247	$0	$858	$281,896
Interest expense	(116,345)	0	0	0	(5,831)	(122,176)

Net interest income (expense)	151,149	8,297	5,247	0	(4,973)	159,720
Provision for loan losses	(10,550)	0	0	0	0	(10,550)
Noninterest income	39,015	7,446	4,409	2,635	(10,155)	43,350
Noninterest expense	(102,451)	(13,311)	(5,124)	(2,665)	(297)	(123,848)

Income before income taxes	$77,163	$2,432	$4,532	$(30)	$(15,425)	$68,672

Total assets	$6,862,568	$21,166	$20,200	$748	$(108,634)	$6,796,048

6. Stock Options:
On January 1, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (R), “Share Based Payment” (“SFAS No. 123 (R)”), became effective for Sterling. As such, stock options issued as compensation are recorded as an expense at their estimated fair value. Prior to SFAS No. 123 (R)’s effective date, Sterling had elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation cost was recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeded the option exercise price. Sterling has only granted its common stock options to employees with exercise prices equal to the market price of Sterling’s common stock on the measurement dates. Thus, prior to the implementation of SFAS No. 123 (R), no compensation cost had been recognized.
During the nine months ended September 30, 2006, stock option activity and related information was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Number	Exercise Price	Life (in years)	(in thousands)
Outstanding, December 31, 2005	1,703,959	$19.46
Granted	20,000	25.28
Issued in merger	77,258	8.19
Exercised	322,025	14.71

Outstanding, September 30, 2006	1,479,192	$19.98	5.36	$18,421

Exercisable, September 30, 2006	1,476,162	$20.00	5.37	$18,349

As of September 30, 2006, a total of 436,249 stock options remained available for grant under Sterling’s 2001 and 2003 Long-Term Incentive Plans. These options have terms of four, six or ten years.
During the nine months ended September 30, 2006 and 2005, the fair value of options granted were $8.55 and $0, respectively, and the intrinsic value of options exercised were $4.9 million and $5.3 million, respectively. Stock compensation expense recognized during the nine months ended September 30, 2006 was $182,000. Had SFAS No. 123 (R) been effective during the nine months ended September 30, 2005, $146,000 of stock based compensation expense would have been recognized. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used are presented in the table below.

	Nine Months Ended
	September 30, 2006
	2006	2005(1)
Expected volatility	31%	N/A
Expected term (in years)	5.5	N/A
Expected dividend yield	0.87%	N/A
Risk free interest rate	4.36%	N/A

(1)	There were no options granted during the nine months ended September 30, 2005.
7. New Accounting Policies:
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount, if any, that is owed current or former employees under split dollar BOLI. Also in September, the EITF Issued No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF Issue No. 06-5 requires recognition of various other amounts under insurance contracts. EITF 06-4 is effective January 1, 2008. EITF 06-5 is effective January 1, 2007. Sterling is currently assessing the potential impact of these standards.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. The standard is effective for Sterling as of December 31, 2006. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 158 to have a material effect on Sterling.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 157 to have a material effect on Sterling.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures. Adoption may result in a cumulative adjustment to income tax liabilities and retained earnings, if applicable. FIN No. 48 will be effective for Sterling as of January 1, 2007, and is not expected to have a material effect on Sterling.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 156”). This pronouncement requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, the pronouncement allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS No. 140, employs lower of cost or market (“locom”) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to the trading classification. Sterling currently plans to continue to employ the amortization method. Therefore, SFAS No. 156 is not expected to have a material effect on Sterling.
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

8. Derivatives and Hedging:
As part of its mortgage banking activities, Sterling issues interest rate lock commitments (“rate locks”) to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as Fannie Mae, under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges Interest Rate Risk (“IRR”) by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. At September 30, 2006, Sterling did not have any loans locked with investors under mandatory delivery programs, nor hold any offsetting forward sale agreements on MBS. At September 30, 2006, Sterling had entered into best efforts forward commitments to sell $90.3 million of mortgage loans.
Rate lock commitments to borrowers and best-effort loan delivery commitments with investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. At September 30, 2006, Sterling recorded an asset of approximately $775,000 for the estimated fair value of rate locks issued and a liability of approximately $775,000 for the estimated fair value of delivery commitments received. At December 31, 2005, Sterling had loans subject to rate locks under a mandatory delivery program and held off-setting forward sale agreements for MBS. Correspondingly, at December 31, 2005, Sterling recorded an asset of $147,000 for the fair value of rate locks and a liability of $25,000 for the fair value of forward sale agreements.
Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering comparable dealer swaps. These contracts are carried at fair value.
9. Cash Dividends:
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

Date Paid	Per Share Amount	Total
October 2005	$0.050	$1.7 million
January 2006	0.055	1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
October 2006	0.070	2.6 million
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

On July 5, 2006, Sterling completed its acquisition of Lynnwood Financial Group, Inc. (“Lynnwood”), the parent company of Golf Savings Bank, by issuing $15,750,000 in cash, and 1,799,961 shares of Sterling common stock in exchange for all outstanding Lynnwood shares at a ratio of 1.73%. Lynnwood options totaling 34,662 were converted into 77,258 Sterling options, valued at $1.7 million. Lynnwood merged with and into Sterling, with Sterling being the surviving entity in the merger. Lynnwood’s wholly owned subsidiaries, Golf Savings Bank and Golf Escrow Corporation, have become subsidiaries of Sterling. Golf Savings Bank is a Washington state-chartered federally insured savings bank. Golf Savings Bank’s primary focus is the origination of single-family residential mortgage loans. The transaction was valued at approximately $66.3 million. Golf Savings Bank’s strong mortgage banking operations and construction lending portfolio contributed to Sterling’s growth strategy of becoming the leading community bank in the western United States.
As a result of the merger, Sterling acquired approximately $539 million of assets, including approximately $488 million in loans, approximately $488 million of liabilities, including approximately $446 million in deposits, and approximately $51 million in capital. The following summarizes the unaudited proforma results of operations as if the Lynnwood acquisition had occurred on January 1, 2005. Proforma results for the three months ended September 30, 2006 equal reported results, as the entities were combined for the entire period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Proforma interest income	$148,208	$104,414	$415,518	$306,152
Proforma interest expense	78,175	45,470	211,069	130,798

Proforma net interest income	70,033	58,944	204,449	175,354
Proforma net income	19,339	16,286	53,356	52,052
Proforma earnings per share — basic	0.52	0.45	1.45	1.43
Proforma earnings per share — diluted	0.52	0.44	1.43	1.41
On July 31, 2006, a wholly owned subsidiary of INTERVEST acquired the mortgage banking operations, including the geographically diverse commercial servicing portfolio, brand name and investor/customer list, of Mason-McDuffie Financial Corporation (“Mason-McDuffie”), located in northern California. INTERVEST’s mortgage banking business in northern California is now being conducted by Mason-McDuffie. The transaction was valued at approximately $2.7 million, including $1.8 million in cash paid at closing, with the remainder to be paid in Sterling common stock, subject to the terms of a three year earnout. Mason-McDuffie is dedicated to loan brokerage originations and loan servicing. During the fiscal year ended September 30, 2005, Mason-McDuffie’s loan brokerage originations were approximately $180 million.
On September 17, 2006, Sterling entered into a definitive agreement to acquire Northern Empire Bancshares, a California corporation (“Northern Empire”). Under the terms of the agreement, Northern Empire will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The agreement also provides that Sterling may elect to merge Northern Empire’s financial institution subsidiary, Sonoma National Bank, with and into Sterling’s financial institution subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. Under the terms of the agreement, each share of Northern Empire common stock would be converted into 0.8050 shares of Sterling common stock and $2.71 in cash, subject to certain conditions. The transaction, which is valued at approximately $335 million, is expected to close in the second quarter of 2007, pending Sterling and Northern Empire shareholder and regulatory approval, and satisfaction of other customary closing conditions.
11. Subsequent Event:
In October 2006, Sterling announced a quarterly cash dividend of $0.075 per share, payable on January 12, 2007 to shareholders of record as of December 29, 2006.

PART I — Financial Information (continued)
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation
STERLING FINANCIAL CORPORATION
Comparison of the Three and Nine Months Ended September 30, 2006
This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2005 annual report on Form 10-K.
General
Sterling Financial Corporation (“Sterling”) is a bank holding company, the significant operating subsidiaries of which are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action Mortgage”), INTERVEST-Mortgage Investment Company (“INTERVEST”) and Harbor Financial Services, Inc. (“Harbor Financial”). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination of single-family residential mortgage loans.
Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $8.91 billion in total assets at September 30, 2006, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 145 financial service centers located throughout the west. In addition, Sterling originates loans through Golf Savings Bank and Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices in the west. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.
Sterling continues to implement its strategy to become the leading community bank in the west by increasing its commercial real estate, commercial banking, consumer and construction lending, which generally produce higher yields than residential loans, as well as increasing its retail deposits, particularly transaction accounts. Such loans generally involve a higher degree of risk than financing residential real estate. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) and will increase other fee income, although there can be no assurance in this regard. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations (“MBO”). The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC and the Washington State Department of Financial Institutions (“Washington Supervisor”).

Executive Summary and Highlights
During the three months ended September 30, 2006, Sterling’s net income totaled $19.3 million, or $0.52 per diluted share, compared to $13.9 million, or $0.40 per diluted share for the respective 2005 period. NII and fees and service charges income for the three months ended September 30, 2006 grew by 32% and 24%, respectively, over the comparative 2005 amounts. Mortgage banking operations income also increased by $2.6 million over the 2005 comparative quarter. This growth in net interest income, fees and service charges income and mortgage banking operations income was derived from the July 5, 2006 acquisition of Golf Savings Bank, in addition to continued internal growth. The average yield in the loan portfolio increased due to the loans acquired from Golf Savings Bank, upward repricing in the portfolio, and new production. Fees and service charges income increased due to the success of Sterling’s Balance Shield program, an increase in debit card transactions, treasury management services, and merchant services. Mortgage banking operations income for the three months ended September 30, 2006 increased over the same period in 2005 primarily due to Golf Savings Bank’s production during the quarter. Mortgage banking operations income for the nine months ended September 30, 2006 was lower than the nine months ended September 30, 2005 due to the lower level of loan sales compared to the volume of loan sales in the first and second quarters of 2005, which reflected a higher level of portfolio repositioning. The addition of 330 full time equivalent employees since September 30, 2005 included approximately 250 Golf Savings Bank employees, driving the increase in employee compensation and benefits.
At September 30, 2006, total assets reached a record $8.91 billion, mainly reflecting the continued growth of Sterling’s loan portfolio. Loan originations for the nine months ended September 30, 2006 and 2005 were $3.52 billion and $2.69 billion, respectively, reflecting growth of 31%. The majority of the growth occurred in construction, business and corporate banking lines.
Highlights for the third quarter of 2006 were as follows:
•	Total assets increased 18 percent from December 31, 2005 to a record $8.91 billion. Sterling’s organic growth represented 11 percent of total asset growth.
•	Loan originations of $1.40 billion reflect an increase of 47 percent over the third quarter of 2005. Sterling’s organic growth represented 14 percent of total loan origination growth.
•	Total loans receivable increased to a record $6.24 billion, a 28 percent increase since year end. Sterling’s organic growth represented 19 percent of total loan growth.
•	Total deposits increased to a record $5.95 billion, or 24 percent, since year end. Sterling’s organic growth represented 15 percent of total deposits growth.
•	Fees and Service Charges income increased to $11.5 million, a 24 percent increase over the third quarter of 2005. Sterling’s organic growth represented 17 percent of total fees and service charges growth.
•	Asset quality remained stable, in line with peer averages.
•	The Sterling Board of Directors approved a cash dividend of $0.07 per common share, paid on October 13, 2006 to shareholders of record as of September 29, 2006.
•	Sterling and Northern Empire Bancshares (“Northern Empire”) announced on September 18, 2006 that they have entered into a definitive agreement for the merger of Northern Empire with and into Sterling, pending shareholder and regulatory approvals as well as other customary closing conditions.
•	Sterling Capital Statutory Trust VIII, a subsidiary of Sterling, completed the issuance of $50.0 million of floating rate trust preferred securities on September 20, 2006, bearing an initial rate of 7.02%.

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
On July 5, 2006, Sterling completed its acquisition of Lynnwood Financial Group, Inc. (“Lynnwood”), the parent company of Golf Savings Bank, by issuing $15,750,000 in cash and 1,799,961 shares of Sterling common stock in exchange for all outstanding Lynnwood shares. Lynnwood merged with and into Sterling, with Sterling being the surviving entity in the merger. Lynnwood’s wholly owned subsidiaries, Golf Savings Bank and Golf Escrow Corporation, have become subsidiaries of Sterling. Golf Savings Bank is a Washington state-chartered federally insured savings bank. Golf Savings Bank’s primary focus is the origination of single-family residential mortgage loans. Golf Savings Bank’s primary market area is the greater Puget Sound area of Washington State. The transaction was valued at approximately $66.3 million.
On July 31, 2006, a wholly owned subsidiary of INTERVEST acquired the mortgage banking operations, including the geographically diverse commercial servicing portfolio, brand name and investor/customer list, of Mason-McDuffie Financial Corporation (“Mason-McDuffie”), located in northern California. INTERVEST’s mortgage banking business in northern California is now being conducted by Mason-McDuffie. The transaction was valued at approximately $2.7 million, including $1.8 million in cash paid at closing, with the remainder to be paid in Sterling common stock, subject to the terms of a three year earnout. Mason-McDuffie is dedicated to loan brokerage originations and loan servicing. During the fiscal year ended September 30, 2005 Mason-McDuffie’s loan brokerage originations were approximately $180 million.
On September 17, 2006, Sterling entered into a definitive agreement to acquire Northern Empire Bancshares, a California corporation (“Northern Empire”). Under the terms of the agreement, Northern Empire will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The agreement also provides that Sterling may elect to merge Northern Empire’s financial institution subsidiary, Sonoma National Bank, with and into Sterling’s financial institution subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. Under the terms of the agreement, each share of Northern Empire common stock would be converted into 0.8050 shares of Sterling common stock and $2.71 in cash, subject to certain conditions. The transaction, which is valued at approximately $335 million, is expected to close in the second quarter of 2007, pending Sterling and Northern Empire shareholder and regulatory approval, and satisfaction of other customary closing conditions.
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
While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which may result in increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at September 30, 2006.
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
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the three months ended September 30, 2006, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
Results of Operations
Overview. Sterling recorded net income of $19.3 million, or $0.52 per diluted share, for the three months ended September 30, 2006, compared with net income of $13.9 million, or $0.40 per diluted share, for the three months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $51.7 million, or $1.44 per diluted share, compared with net income of $45.8 million, or $1.31 per diluted share, for the nine months ended September 30, 2005. The increase in net income mainly reflected an increase in net interest income.
The annualized return on average assets (“ROA”) was 0.89% and 0.81% for the three months ended September 30, 2006 and 2005, respectively. The annualized return on average equity (“ROE”) was 13.4% and 10.8% for the three months ended September 30, 2006 and 2005, respectively. The increase in ROA and ROE compared to 2005 was due to growth of net income outpacing increases in assets and equity.
Net Interest Income. The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended September 30, 2006 and 2005, NII was $70.0 million and $53.1 million, respectively, an increase of 32%. During the nine months ended September 30, 2006 and 2005, NII was $190.0 million and $159.7 million, respectively, an increase of 19%. The increase in NII was mainly due to increases in average loan volumes.
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
The following table presents the composition of the change in NII for the periods presented. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:
•	Volume – changes in volume multiplied by comparative period rate;
•	Rate – changes in rate multiplied by comparative period volume; and
•	Rate/volume – changes in rate multiplied by changes in volume.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006 vs. 2005				2006 vs. 2005
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)				(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$32,546	$13,051	$6,582	$52,179	$56,496	$39,944	$10,544	$106,984
MBS	(372)	1,263	(22)	869	(1,403)	3,219	(69)	1,747
Investments and cash equivalents	648	(130)	(132)	386	884	(287)	(117)	480

Total interest income	32,822	14,184	6,428	53,434	55,977	42,876	10,358	109,211

Interest expense:
Deposits	12,147	10,539	5,140	27,826	17,942	35,972	10,203	64,117
Borrowings	2,132	5,834	697	8,663	(3,034)	18,777	(967)	14,776

Total interest expense	14,279	16,373	5,837	36,489	14,908	54,749	9,236	78,893

Net changes in NII	$18,543	$(2,189)	$591	$16,945	$41,069	$(11,873)	$1,122	$30,318

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Net Interest Margin
September 30, 2006	3.31%
June 30, 2006	3.24%
March 31, 2006	3.30%
December 31, 2005	3.32%
September 30, 2005	3.33%
Average interest-earning assets for the three and nine months ended September 30, 2006 were $8.40 billion and $7.73 billion, respectively, reflecting growth of $2.06 billion and $1.20 billion, respectively, over the comparative 2005 amounts. Internal and acquisition related growth in the loan portfolio contributed to the increase in interest-earning assets. Net interest margin for the three months ended September 30, 2006 and 2005 was 3.31% and 3.33%, respectively, with the compression from 2005 to 2006 reflecting that the cost of funding loan growth through wholesale sources outweighed the increases in interest income from high yielding acquired loans, repricing of existing loans and internal growth.
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
Sterling recorded provisions for losses on loans of $4.7 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans that have a somewhat higher loss profile than Sterling’s historical mix of loans.
The following table summarizes loan loss allowance activity for the periods indicated:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Balance at January 1	$55,483	$49,362
Acquired allowance	4,552	0
Provision for losses on loans	13,998	10,550
Amounts written off net of recoveries and other	(2,570)	(6,241)

Balance at September 30	$71,463	$53,671

At September 30, 2006, Sterling’s total classified assets were 0.52% of total assets, compared with 0.93% of total assets at September 30, 2005. Nonperforming assets were 0.21% of total assets at September 30, 2006, compared with 0.17% of total assets at September 30, 2005. Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard. At September 30, 2006, the loan delinquency ratio was 0.25% of total loans compared to 0.28% of total loans at September 30, 2005. Asset quality has been stable over the periods presented.
Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Fees and service charges	$11,526	$9,260	$31,220	$24,868
Mortgage banking operations	5,572	2,969	10,568	14,447
Loan servicing fees	473	90	1,224	330
Real estate owned operations	(138)	(23)	247	188
BOLI	1,225	1,164	3,611	3,331
Other non-interest expense	(207)	(154)	(372)	186

Total	$18,451	$13,306	$46,498	$43,350

The increase in non-interest income for the three months ended September 30, 2006, over the three months ended September 30, 2005, was primarily due to an increase in income from mortgage banking operations and fees and service charges. The increased income from mortgage banking operations was primarily a result of the acquisition of Golf Savings Bank. Golf Savings Bank is engaged in mortgage banking. Loans that are originated are sold into the secondary market. Gains on the sale of loans held for sale are recorded as income from mortgage banking operations. Income from mortgage banking operations for the nine months ended September 30, 2006 was lower than the nine months ended September 30, 2005, because the level of loan sales in the prior year primarily reflected loan portfolio repositioning.
Fees and service charges for the three and nine months ended September 30, 2006 increased primarily due to the success of Sterling’s Balance Shield program, an increase in debit card transactions, treasury management services, and merchant services.
During the nine months ended September 30, 2006, Sterling did not sell any investment securities or MBS, compared with $130.7 million for the nine months ended September 30, 2005. The activity for both periods was a result of management’s response to market conditions and portfolio management needs.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Originations of residential mortgage loans	$328,436	$115,870	$477,657	$378,842
Originations of commercial real estate loans	38,488	51,065	110,456	134,087
Sales of residential mortgage loans	266,014	71,825	350,614	523,283
Sales of commercial real estate loans	0	0	0	120,001
Principal balances of residential loans serviced for others	606,807	634,867	606,807	634,867
Principal balances of commercial real estate loans serviced for others	843,112	775,199	843,112	775,199
Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Employee compensation and benefits	$31,479	$23,274	$82,278	$67,625
Occupancy and equipment	8,755	6,578	23,046	19,241
Depreciation	2,662	2,227	7,377	6,348
Amortization of core deposit intangibles	586	556	1,697	1,667
Advertising	2,900	2,251	7,155	6,668
Data processing	3,746	3,179	10,601	9,391
Insurance	364	304	963	934
Legal and accounting	622	486	1,861	2,274
Travel and entertainment	1,454	1,081	4,040	3,263
Goodwill litigation costs	25	0	245	189
Merger and acquisition costs	191	0	191	0
Other	2,518	2,663	7,077	6,248

Total	$55,302	$42,599	$146,531	$123,848

The increases in non-interest expenses were primarily due to continued company growth. Full-time equivalent employees increased year-over-year by 330 to 2,100 at September 30, 2006. The acquisition of Golf Savings Bank added approximately 250 full-time equivalent employees.

Income Tax Provision. Sterling recorded federal and state income tax provisions of $9.1 million and $6.5 million for the three months ended September 30, 2006 and 2005, respectively, and $24.3 million and $22.9 million for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate for the three month comparative period was 32.1% and 31.9%, respectively. The increase in the effective tax rate for the three month period was primarily due to the increase in pre-tax income, which resulted in a higher percentage of income being taxed at the statutory rate. The effective tax rate for the nine month comparative period was 32.0% and 33.3%, respectively, with the decrease during the nine month period mainly due to tax credits received as a result of Sterling’s participation in low income housing partnerships.
Financial Position
Assets. At September 30, 2006, Sterling’s assets were $8.91 billion, up $1.35 billion from $7.56 billion at December 31, 2005. This growth was mainly a result of increases in the loan portfolio through originations and acquisitions.
Investment Securities and MBS. Sterling’s investment and MBS portfolio at September 30, 2006 was $1.95 billion, a decrease of $179.9 million from the December 31, 2005 balance of $2.13 billion. The decrease was mainly due to principal repayments and maturities. On September 30, 2006, the investment and MBS portfolio had an unrealized loss of $55.8 million versus an unrealized loss of $54.1 million at December 31, 2005, with the fluctuation primarily due to interest rate movements.
Loans Receivable. At September 30, 2006, net loans receivable were $6.24 billion, up $1.4 billion from $4.89 billion at December 31, 2005. The increase was primarily due to loan originations during the period and acquisitions, net of loan repayments.
The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
		(Dollars in thousands)
Residential real estate	$488,130	7.7	$488,633	9.9
Multifamily real estate	284,989	4.5	332,211	6.7
Commercial real estate	832,839	13.2	792,219	16.0
Construction	1,985,414	31.4	1,021,502	20.6
Consumer — direct	696,775	11.0	618,528	12.5
Consumer — indirect	229,740	3.6	166,143	3.4
Commercial — business banking	1,236,489	19.5	1,079,939	21.8
Commercial — corporate banking	571,180	9.1	451,140	9.1

Gross loans receivable	6,325,556	100.0	4,950,315	100.0

Net deferred origination fees	(13,581)		(8,916)
Allowance for losses on loans	(71,463)		(55,483)

Loans receivable, net	$6,240,512		$4,885,916

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Residential real estate	$328,436	$115,870	$477,657	$378,842
Multifamily real estate	2,750	0	4,215	13,267
Commercial real estate	35,738	51,065	106,241	120,820
Construction	588,466	443,521	1,614,581	1,212,960
Consumer — direct	79,063	86,216	261,571	270,760
Consumer — indirect	56,660	30,825	127,347	67,613
Commercial — business banking	205,208	155,831	566,184	380,107
Commercial — corporate banking	107,032	72,176	358,166	241,864

Total loans originated	$1,403,353	$955,504	$3,515,962	$2,686,233

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
		(Dollars in thousands)
Interest-bearing checking	$407,383	6.8	$432,936	9.0
Noninterest-bearing checking	724,454	12.2	673,934	14.0
Savings	1,612,207	27.1	1,312,033	27.3
Time deposits	3,209,723	53.9	2,387,398	49.7

Total deposits	$5,953,767	100.0	$4,806,301	100.0

Total deposits increased to $5.95 billion at September 30, 2006 from $4.81 billion at December 31, 2005. Deposit growth was primarily in time and savings accounts, mainly reflecting the higher interest rate environment, consumer’s increased demand for products and services, and Sterling’s use of brokered CD’s as a cost competitive source of funds.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle (“FHLB Seattle”), reverse repurchase agreements (“REPOs”) and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the nine months ended September 30, 2006, these funding sources increased a total $68.5 million, with the aggregate total of FHLB advances, REPOs and Fed funds purchased decreasing a net $58.0 million, offset by $105.0 million from the issuance of Trust Preferred Securities by Sterling Capital Trusts VII and VIII, and $19.0 million of Trust Preferred Securities acquired in the acquisition of Golf Savings Bank. See “ – Liquidity and Capital Resources.”
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
Sterling is continuing to pursue strategies to manage the level of its IRR while increasing its NII: a) through the origination and retention of variable-rate consumer, commercial banking, construction and commercial real estate loans, which generally have higher yields than residential permanent loans; b) by retaining fewer long-term fixed rate mortgages and not replacing certain long-term fixed rate mortgage investments that have been repaid; and c) by increasing the level of its core deposits, which are generally a lower-cost funding source than wholesale borrowings. There can be no assurance that Sterling will be successful implementing any of these strategies or that, if these strategies are implemented, they will have the intended effect of reducing IRR or increasing NII.
The following table indicates the sensitivity of Sterling’s annual projected NII from the balance sheet dates indicated and for meaningful changes in interest rates:

Change in	September 30,	December 31,
Interest Rate in	2006	2005
Basis Points	% Change in	% Change in
(Rate Shock)	NII	NII
+300	(3.3)	(7.3)
+200	(2.4)	(4.6)
+100	(1.3)	(2.4)
Static	0.0	0.0
-100	(0.8)	(0.5)
-200	(4.1)	(5.2)
-300	(9.0)	(7.0)

The following table presents Sterling’s estimates of changes in NPV for the periods indicated and for meaningful changes in interest rates. The results indicate the potential effects of instantaneous, parallel shifts in the market yield curve. These calculations are highly subjective and technical and are relative measurements of IRR, which do not necessarily reflect any expected rate movement.

	At September 30, 2006			At December 31, 2005
Change in		Ratio of NPV			Ratio of NPV
Interest Rate		to the Present	%		to the Present	%
in Basis Points		Value of	Change		Value of	Change
(Rate Shock)	NPV	Total Assets	in NPV	NPV	Total Assets	in NPV
		(Dollars in thousands)
+300	$697,840	7.82%	(12.5)	$697,159	9.16%	(13.5)
+200	742,670	8.25	(6.9)	748,211	9.74	(7.1)
+100	775,534	8.56	(2.8)	777,474	10.04	(3.5)
Static	797,484	8.75	0.0	805,739	10.32	0.0
-100	758,637	8.32	(4.9)	758,300	9.71	(5.9)
-200	620,597	6.87	(22.2)	600,547	7.79	(25.5)
-300	432,611	4.85	(45.8)	407,394	5.37	(49.4)
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
Sterling calculated its one-year cumulative gap position to be a negative 10.0% and a negative 10.4% at September 30, 2006 and December 31, 2005, respectively. Sterling calculated its three-year gap position to be a negative 1.8% and a negative 0.6% at September 30, 2006 and December 31, 2005, respectively. While the one-year cumulative gap shows liability sensitivity at September 30, 2006, it does not correlate directly to an increased exposure to rising interest rates. During 2006, Sterling’s originations of fully floating construction loans were largely match funded with short-term liabilities. Additionally, loan prepayment speeds for long-term loans can vary substantially in a rising rate environment. These effects are not considered when calculating traditional gap analysis. As a result of the aforementioned and ongoing balance sheet strategies, management believes that it has improved Sterling’s IRR profile and will be able to better manage IRR.
Management attempts to maintain Sterling’s gap position between positive 10% and negative 25%. At September 30, 2006 and December 31, 2005, Sterling’s gap positions were within guidelines established by its Board of Directors. Management is pursuing strategies to increase its NII without significantly increasing its cumulative gap positions in future periods. There can be no assurance that Sterling will be successful implementing these strategies or that, if these strategies are implemented, they will have the intended effect of increasing its NII. See “– Results of Operations – Net Interest Income” and “– Capital.”

Liquidity and Capital Resources
As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased 24% to $5.95 billion at September 30, 2006 from $4.81 billion at December 31, 2005, mainly due to increases of $822.3 million and $300.2 million, respectively, in time deposits and savings accounts. These increases reflected Sterling’s use of these funds as a cost competitive source to generate loan growth.
Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, deposit fluctuations and loan funding needs.
During the nine months ended September 30, 2006, net cash used in investing activities was $820.8 million, which consisted mainly of loan funding, which was partially offset by cash inflows from loan principle paydowns and runoff in the MBS portfolio. During this period, net cash provided by financing activities was $749.9 million, which consisted primarily of net inflows from deposit accounts.
Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements. At September 30, 2006, this credit line represented a total borrowing capacity of $1.37 billion, of which $587.7 million was available. In March 2006, the FHLB Seattle’s Board of Directors voted to reduce the amount of stock that member banks must hold, allowing member banks to increase their borrowing capacity. The change became effective April 10, 2006. In May 2005, the FHLB Seattle began operating under a three year business and capital management plan. The plan includes dividend payment and stock repurchase restrictions. Sterling received no dividends during the nine months ended September 30, 2006. In March 2006, the Federal Housing Finance Board (the “Board”) proposed amended regulations for the FHLB banks that would limit the amount of excess stock that FHLB banks could have outstanding and that would prescribe for them a minimum amount of retained earnings. The Board stated that it believed its proposed regulatory changes would reduce the risk that losses could deplete an FHLB’s retained earnings and cause the impairment of the par value of an FHLB’s stock.
Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans. At September 30, 2006, Sterling Savings Bank had $623.6 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $215.4 million. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.
Sterling, on a parent company-only basis, had cash of approximately $31.1 million and $15.7 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, Sterling had an investment of $175.1 million and $110.1 million, respectively, in the preferred stock of Sterling Savings Bank. At September 30, 2006 and December 31, 2005, Sterling had an investment in the common stock of Sterling Savings Bank of $346.7 million and $294.6 million, respectively. The increase in Sterling’s investment in preferred stock of Sterling Savings Bank for the period ended September 30, 2006 reflects an aggregate investment of $65.0 million from the proceeds of the Trust Preferred Securities issued by Sterling Capital Trusts VII and VIII. Sterling also invested $52.1 million in the common stock of Sterling Savings Bank during the nine months ended September 30, 2006. Common stock investments were funded with borrowings, and a dividend from Golf Savings Bank of $32.2 million as a result of asset and liability transfers following the closing of the acquisition by Sterling. Sterling received cash dividends from Sterling Savings Bank of $17.1 million and $8.7 million during the nine months ended September 30, 2006, and September 30, 2005, respectively. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. See Note 2 of “Notes to Consolidated Financial Statements.”
Sterling has the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling’s credit ratings, which as of September 30, 2006 were as follows:

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
As part of its mortgage banking activities, Sterling issues interest rate lock commitments (“rate locks”) to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as Fannie Mae, under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges IRR by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. At September 30, 2006, Sterling did not have any loans locked with investors under mandatory delivery programs, nor hold any offsetting forward sale agreements on MBS. At September 30, 2006, Sterling had entered into best efforts forward commitments to sell $90.3 million of mortgage loans.
Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. At September 30, 2006, Sterling recorded an asset of approximately $775,000 for the estimated fair value of rate locks issued and a liability of approximately $775,000 for the estimated fair value of delivery commitments received. At December 31, 2005, Sterling had loans subject to rate locks under a mandatory delivery program and held off-setting forward sale agreements for MBS. Correspondingly, at December 31, 2005, Sterling recorded an asset of $147,000 for the fair value of rate locks and a liability of $25,000 for the fair value of forward sale agreements.
Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering comparable dealer swaps. These contracts are carried at fair value.

Capital
Sterling’s total shareholders’ equity was $608.7 million at September 30, 2006, compared to $506.7 million at December 31, 2005. The increase in total shareholders’ equity was primarily from the retention of earnings and the issuance of Sterling’s common stock in connection with the purchase of Golf Savings Bank. Shareholders’ equity was 6.8% of total assets at September 30, 2006 compared with 6.7% at December 31, 2005.
At September 30, 2006, Sterling had an unrealized loss of $55.8 million on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.
Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 2 of “Notes to Consolidated Financial Statements.”
Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. It is management’s intention to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2006, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at September 30, 2006:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (to aveage assets)
Sterling	$346,576	4.0%	$433,231	5.0%	$703,248	8.1%
Sterling Savings Bank	332,394	4.0%	415,492	5.0%	669,065	8.1%
Golf Savings Bank	13,762	4.0%	17,203	5.0%	20,143	5.9%
Tier 1 (to risk-weighted assets)
Sterling	284,570	4.0%	426,854	6.0%	703,248	9.9%
Sterling Savings Bank	277,061	4.0%	415,591	6.0%	669,065	9.7%
Golf Savings Bank	7,540	4.0%	11,310	6.0%	20,143	10.7%
Total (to risk-weighted assets)
Sterling	569,139	8.0%	711,424	10.0%	774,711	10.9%
Sterling Savings Bank	554,121	8.0%	692,652	10.0%	739,391	10.7%
Golf Savings Bank	15,080	8.0%	18,851	10.0%	21,280	11.3%

Goodwill Litigation
In May 1990, Sterling initiated a lawsuit against the U.S. Government with respect to the loss of the goodwill treatment and other matters relating to Sterling’s past acquisitions of troubled thrift institutions (the “Goodwill Litigation”). In the Goodwill Litigation, Sterling is seeking damages for, among other things, breach of contract and deprivation of property without just compensation. In September 2002, the U.S. Court of Federal Claims granted Sterling Savings Bank’s motion for summary judgment as to liability on its contract claim, holding that the U.S. Government owed contractual obligations to Sterling with respect to the company’s acquisition of three failing regional thrifts during the 1980s and had breached its contracts with Sterling. On March 31, 2005, a hearing was held in the U.S. Court of Federal Claims on the U.S. Government’s motion to reconsider part of the September 2002 liability judgment, relating to Sterling’s acquisition of the largest of the three thrifts it acquired, Central Evergreen Savings & Loan. Sterling opposed the motion.
On August 30, 2006, the Court of Federal Claims granted the U.S. Government’s motion to reconsider, and held that the U.S. Government was not liable for breach of the contract for Sterling’s acquisition of Central Evergreen Savings and Loan. The Court set a trial date of June 25, 2007 to determine what amount, if any, the U.S. Government must pay in damages for its breach of the contracts for the acquisition of the two smaller thrifts, Lewis Federal Savings & Loan and Tri-Cities Savings & Loan. The ultimate outcome of the Goodwill Litigation cannot be predicted with certainty. The U.S. Government will likely appeal any award of damages in favor of Sterling, and Sterling may appeal the adverse ruling as to Central Evergreen Savings & Loan. Because of the effort required to bring the case to conclusion, Sterling will likely continue to incur legal expenses as the case progresses.
New Accounting Policies
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount, if any, that is owed current or former employees under split dollar BOLI. Also in September, the EITF Issued No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That            Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF Issue No. 06-5 requires recognition of various other amounts under insurance contracts. EITF 06-4 is effective January 1, 2008 and EITF 06-5 is effective January 1, 2007. Sterling is currently assessing the potential impact of these standards.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. The standard is effective for Sterling as of December 31, 2006. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 158 to have a material effect on Sterling.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 157 to have a material effect on Sterling.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures. Adoption may result in a cumulative adjustment to income tax liabilities and retained earnings, if applicable. FIN No. 48 will be effective for Sterling as of January 1, 2007, and is not expected to have a material effect on Sterling.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 156”). This pronouncement requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, the pronouncement allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS No. 140, employs lower of cost or market (“locom”) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to the trading classification. Sterling currently plans to continue to employ the amortization method. Therefore, SFAS No. 156 is not expected to have a material effect on Sterling.
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
Regulation and Compliance
Sterling is subject to many laws and regulations applicable to banking activities. As a bank holding company, Sterling is subject to comprehensive examination and regulation by the FRB. Sterling Savings Bank, as a Washington State-chartered bank, and Golf Savings Bank, as a Washington State-chartered savings bank, are subject to comprehensive regulation and examination by the Washington Supervisor and the FDIC. Sterling Savings Bank and Golf Savings Bank are further subject to FRB regulations related to deposit reserves and certain other matters.
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

STERLING FINANCIAL CORPORATION
(Registrant)

November 8, 2006	By:	/s/ Daniel G. Byrne
Date		Daniel G. Byrne
Executive Vice President, Assistant Secretary, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.

2.1	Agreement and Plan of Merger by and between Sterling and Northern Empire Bancshares dated September 17, 2006, filed as Exhibit 2.1 to Sterling’s report on Form 8-K dated September 17, 2006 and incorporated by reference herein.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s registration statement on Form S-3 dated December 20, 2005 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.2 to Sterling’s registration statement on Form S-3 dated December 20, 2005 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 filed December 9, 2002 and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Credit Agreement by and between Sterling and Wells Fargo Bank, National Association, entered into on August 21, 2006 and dated as of August 4, 2006, and First Amendment thereto dated as of August 29, 2006. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

E-1