Form 10-K
period 2006-12-31
STERLING FINANCIAL CORP /WA/
filed 2007-02-28
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20800
STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1572822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 North Wall Street, Spokane,Washington	99201
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(509) 458-3711

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

As of June 30, 2006, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by The NASDAQ National Market, was $1.07 billion.

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of January 31, 2007 was 42,200,432.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement for its 2007 annual meeting of shareholders are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

General

Sterling Financial Corporation (“Sterling”) is a bank holding company, the principal operating subsidiaries of which are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action Mortgage”), INTERVEST-Mortgage Investment Company (“INTERVEST”) and Harbor Financial Services, Inc. (“Harbor Financial”). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.

Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $9.83 billion in total assets at December 31, 2006, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 166 financial service centers located in Washington, Oregon, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.

Sterling continues to implement its strategy to become the leading community bank in the western United States by increasing its commercial real estate, commercial banking, consumer and construction lending, which generally produce higher yields than residential loans, as well as increasing its retail deposits, particularly transaction accounts. Such loans generally involve a higher degree of risk than financing residential real estate. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations (“MBO”). The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC and the Washington State Department of Financial Institutions (“Washington Supervisor”).

Company Growth

On November 30, 2006, Sterling completed its acquisition of FirstBank NW Corp., a Washington corporation (“FirstBank”), by issuing cash of $15.6 million and 4,821,913 shares of Sterling common stock valued at $145.3 million in exchange for all outstanding FirstBank shares. The total value of the transaction, including options converted, was $165.4 million. FirstBank was merged with and into Sterling, with Sterling being the surviving corporation in the merger. FirstBank’s financial institution subsidiary, FirstBank Northwest, was merged with and into Sterling’s subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

On July 5, 2006, Sterling completed its acquisition of Lynnwood Financial Group, Inc. (“Lynnwood”), the parent company of Golf Savings Bank, by issuing $15.8 million in cash and 1,799,961 shares of Sterling common stock valued at $48.8 million in exchange for all outstanding Lynnwood shares. The total value of the transaction, including options converted, was $66.3 million. Lynnwood merged with and into Sterling, with Sterling being the surviving entity in the merger. Lynnwood’s wholly owned subsidiaries, Golf Savings Bank and Golf Escrow Corporation, have become subsidiaries of Sterling.

On July 31, 2006, a wholly owned subsidiary of INTERVEST acquired the mortgage banking operations, including the commercial servicing portfolio, brand name and investor/customer list, of Mason-McDuffie Financial Corporation (“Mason-McDuffie”), located in northern California. INTERVEST’s mortgage banking business in northern California is now being conducted by Mason-McDuffie. The transaction was valued at $2.7 million, including $1.8 million in cash paid at closing, with the remainder to be paid in Sterling common stock, subject to the terms of a three-year earnout. Mason-McDuffie is dedicated to commercial loan originations and loan servicing.

On September 17, 2006, Sterling entered into a definitive agreement to acquire Northern Empire Bancshares, a California corporation (“Northern Empire”). Under the terms of the agreement, Northern Empire will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The agreement also provides that Sterling may elect to merge Northern Empire’s financial institution subsidiary, Sonoma National Bank, with and into Sterling’s financial institution subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. Under the terms of the agreement, each share of Northern Empire common stock would be converted into 0.8050 shares of Sterling common stock and $2.71 in cash, subject to certain conditions. The transaction, which was valued at approximately $335 million as of the date that the parties agreed to merge, is expected to close on February 28, 2007.

Sterling intends to continue to pursue an aggressive growth strategy to become the leading community bank in the western United States. This strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities. However, Sterling may not be successful in identifying further acquisition candidates, integrating acquisitions or preventing such acquisitions from having an adverse effect on Sterling. There is significant competition for acquisitions in Sterling’s market area, and Sterling may not be able to acquire other businesses on attractive terms. Furthermore, the success of Sterling’s growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and the existence of favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

Profitability Drivers

We expect to increase our profitability in the future by:

•	continuing to increase the volume of our loans and change the mix of our loan portfolio to higher-yielding commercial banking, construction and consumer loans.

•	growing our core deposits, particularly non-interest bearing consumer and commercial transaction deposits.

•	expanding products and services for commercial customers, including depository and treasury management services such as lockbox, on-line net banking, merchant services, analyzed and sweep accounts, remote deposit and international services.

•	diversifying and growing our fee income through existing and new fee income sources, including deposit fees, transaction fees, fees from mortgage banking and other fees.

•	maintaining strong asset quality through robust underwriting and credit approval functions.

•	managing interest rate risk to protect net interest margin in a changing interest rate environment.

Together, we believe these strategies will contribute to increasing high quality earnings and maximizing shareholder value. The effect of these strategies on our financial results is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Lending Activities

Focus on Community Lending.  In recent years, Sterling repositioned its loan portfolio and operations to be more like that of a community bank. Commercial real estate, commercial banking, consumer and construction loans generally produce higher yields than residential permanent mortgage loans. Such loans, however, generally involve a higher degree of risk than financing residential real estate.

Commercial Lending.  Sterling has structured its commercial lending in three groups: Commercial Banking, Corporate Banking and Private Banking. Sterling’s Commercial Banking Group provides a full range of credit products to small-and medium-sized businesses and to individuals. Credit products include lines of credit, receivable and inventory financing, equipment loans, and permanent and construction real restate financing. Loans may be made unsecured, partially secured or fully secured based on certain credit criteria. The credit product line for both businesses and individuals includes standardized products, as well as customized accommodations.

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

Sterling’s Private Banking Group provides services to higher-net-worth and higher-income borrowers by originating a variety of consumer and commercial banking loans. Such loans generally, but do not always, meet the same underwriting requirements or have the same terms as general consumer loans of the same type.

Sterling has established minimum underwriting standards, which delineate criteria for sources of repayment, financial strength and credit enhancements such as guarantees. Typically, the primary source of repayment is recurring cash flow of the borrower or cash flow from the business or project being financed. Depending on the type of loan, underwriting standards include minimum financial requirements, maximum loan-to-collateral value ratios, minimum cash flow coverage of debt service, debt-to-income ratios and minimum liquidity requirements. Exceptions to the minimum underwriting standards may be made depending upon the type of loan and financial strength of the borrower. Exceptions are reported to the appropriate level of authority up to and including the board of directors. Common forms of collateral pledged to secure commercial banking loans include real estate, accounts receivable, inventory, equipment, agricultural crops or livestock and marketable securities. Most loans have maximum terms of one to ten years and loan-to-value ratios in the range of 65% to 80%, based on an analysis of the collateral pledged.

Commercial, corporate and private banking loans generally involve a higher degree of risk than financing real estate, primarily because collateral is more difficult to appraise, the collateral may be difficult to obtain or liquidate following an uncured default and it is difficult to accurately predict the borrower’s ability to generate future cash flows. These loans, however, typically offer relatively higher yields and variable interest rates. The availability of such loans enables potential depositors to establish full-service banking relationships with Sterling.

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

Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market. Within the secondary mortgage market for conventional loans, Sterling sells its residential loans both on a servicing-released and servicing-retained basis primarily to the Federal Home Loan Mortgage Corporation (“FHLMC”) and to the Federal National Mortgage Association (“FNMA”). Sterling endeavors to underwrite residential loans in compliance with these agencies’ underwriting standards. Loans sold into the secondary market are all sold without recourse to Sterling, except that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with these agencies’ or applicable investor underwriting guidelines.

Conventional residential mortgage loans are originated for up to 103% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase private mortgage insurance from approved third parties so that Sterling’s risk is limited to approximately 80% of the appraised value on all loans with loan-to-value ratios in excess of 80%. Sterling’s residential lending programs are designed to comply with all applicable regulatory requirements. For a discussion of Sterling’s management of interest rate risk (“IRR”) on conventional loans, see “— Secondary Market Activities.”

Sterling originates residential construction loans on presold and spec homes, as well as townhouses and condominiums. Sterling also provides land, lot, and acquisition and development loans for residential subdivisions. Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Sterling’s risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling’s underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Sterling endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers and by dealing only with qualified builders/borrowers.

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

The following table sets forth information on loan originations for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Mortgage — permanent:
One- to four-family residential	$830,619	16.7	$461,414	11.9	$400,391	13.7
Multifamily residential	4,215	0.1	57,571	1.5	43,395	1.5
Commercial real estate	131,001	2.6	218,396	5.6	241,754	8.3

	965,835	19.4	737,381	19.0	685,540	23.5

Mortgage — construction:
One- to four-family residential	1,425,248	28.7	1,106,632	28.5	719,146	24.6
Multifamily residential	156,932	3.2	175,018	4.5	102,970	3.5
Commercial real estate	752,458	15.1	519,893	13.4	203,401	7.0

	2,334,638	47.0	1,801,543	46.4	1,025,517	35.1

Total mortgage loans	3,300,473	66.4	2,538,924	65.4	1,711,057	58.6

Commercial and consumer:
Commercial banking	1,154,304	23.2	898,768	23.1	818,594	28.1
Consumer — direct	327,027	6.6	353,840	9.1	332,076	11.4
Consumer — indirect	189,505	3.8	90,096	2.4	56,403	1.9

Total commercial and consumer loans	1,670,836	33.6	1,342,704	34.6	1,207,073	41.4

Total loans originated	$4,971,309	100.0	$3,881,628	100.0	$2,918,130	100.0

Loan Portfolio Analysis.  The following table sets forth the composition of Sterling’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Mortgage — permanent:
One- to four-family residential	$654,661	9.2	$488,633	9.9	$794,632	18.4	$407,999	13.8	$358,359	14.8
Multifamily residential	263,053	3.7	332,211	6.7	184,754	4.3	167,220	5.7	161,547	6.7
Commercial real estate	795,386	11.2	792,219	16.0	699,879	16.3	463,191	15.7	458,712	18.9

	1,713,100	24.1	1,613,063	32.6	1,679,265	39.0	1,038,410	35.2	978,618	40.4

Mortgage — construction:
One- to four-family residential	1,429,772	20.1	591,362	11.9	356,644	8.3	271,480	9.2	280,514	11.6
Multifamily residential	189,819	2.7	143,272	2.9	102,166	2.4	127,424	4.3	96,297	4.0
Commercial real estate	671,291	9.4	286,868	5.8	194,085	4.5	154,061	5.2	104,108	4.3

	2,290,882	32.2	1,021,502	20.6	652,895	15.2	552,965	18.7	480,919	19.9

Total mortgage loans	4,003,982	56.3	2,634,565	53.2	2,332,160	54.2	1,591,375	53.9	1,459,537	60.3
Commercial and consumer:
Commercial banking	2,069,086	29.1	1,531,079	30.9	1,311,197	30.4	948,304	32.2	655,727	27.0
Consumer — direct	749,626	10.5	618,528	12.5	543,895	12.6	309,931	10.5	246,578	10.2
Consumer — indirect	288,704	4.1	166,143	3.4	120,894	2.8	99,697	3.4	62,896	2.5

Total commercial and consumer loans	3,107,416	43.7	2,315,750	46.8	1,975,986	45.8	1,357,932	46.1	965,201	39.7

Total loans receivable	7,111,398	100.0	4,950,315	100.0	4,308,146	100.0	2,949,307	100.0	2,424,738	100.0

Deferred fees, net	(12,308)		(8,916)		(6,907)		(7,276)		(6,450)

Gross loans receivable	7,099,090		4,941,399		4,301,239		2,942,031		2,418,288
Allowance for loan losses	(83,689)		(55,483)		(49,362)		(35,605)		(27,866)

Loans receivable, net	$7,015,401		$4,885,916		$4,251,877		$2,906,426		$2,390,422

Contractual Principal Payments.  The following table sets forth the scheduled contractual principal repayments for Sterling’s loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for loan losses.

	Balance
	Outstanding at	Principal Payments
	December 31,	Contractually Due in Fiscal Years
	2006	2007	2008-2011	Thereafter
	(In thousands)

Mortgage — permanent:
Fixed rate	$785,819	$50,989	$191,245	$543,585
Variable rate	927,281	67,120	263,518	596,643
Mortgage — construction	2,290,882	1,562,065	682,318	46,499
Consumer — direct	749,626	271,566	139,410	338,650
Consumer — indirect	288,704	60,201	201,032	27,471
Commercial banking	2,069,086	1,071,813	509,287	487,986

	$7,111,398	$3,083,754	$1,986,810	$2,040,834

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

For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 5 to 25 basis points of the unpaid principal balance. At December 31, 2006 and 2005, Sterling serviced for itself and for other investors, residential mortgage loans totaling $1.17 billion and $972.5 million, respectively. Of such mortgage loans, $621.6 million in 2006 and $606.7 million in 2005 were primarily serviced for FHLMC and FNMA. Sterling’s ability to continue as a seller/servicer for these agencies is dependent upon meeting their qualifications. Sterling currently meets all applicable requirements.

Sterling receives a fee for servicing commercial and multifamily real estate loans for other investors. This fee generally ranges from 5 to 25 basis points of the unpaid principal balance. At December 31, 2006 and 2005, Sterling serviced for itself and other investors, commercial and multifamily real estate loans totaling $2.57 billion and $1.74 billion, respectively.

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

Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis. During the years ended December 31, 2006, 2005 and 2004, Sterling sold approximately $54.9 million, $125.5 million and $16.3 million in loans under participation agreements, resulting in net gains of $747,000, $449,000 and $44,000, respectively.

Sterling generally receives a fee of approximately 100 to 200 basis points of the principal balance of mortgage loans for releasing the servicing. In 2006, 99% of Sterling’s sales of Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) insured loans were sold into the secondary market on a loan-by-loan, servicing-released basis, compared with 94% in 2005.

In 2006, 1% of Sterling’s sales of conventional, FHA and VA insured loans were sold into the secondary market on a servicing-retained basis, compared with 6% in 2005. Sterling records a valuation of approximately 100 to 115 basis points of the principal balance of such loans for retaining the servicing. At December 31, 2006 and 2005,

Sterling had recorded as net assets $7.3 million and $5.4 million in servicing rights, respectively. See Note 4 of “Notes to Consolidated Financial Statements.”

Loan Commitments.  Sterling makes written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These loan commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans, the undisbursed portion of which aggregated $1.36 billion and $925.8 million at December 31, 2006 and 2005, respectively. Sterling also had secured and unsecured commercial and personal lines of credit, the undisbursed portion of which was approximately $944.7 million and $826.2 million at December 31, 2006 and 2005, respectively. See Note 16 of “Notes to Consolidated Financial Statements.”

Derivatives and Hedging.  Sterling, in the conduct of ordinary business operations routinely enters into contracts that may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Sterling is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on Sterling’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources but there is no assurance that such arrangements will not have a future effect.

As part of its mortgage banking activities, Sterling issues interest rate lock commitments (“rate locks”) to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as FNMA, under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges IRR by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. At December 31, 2006, Sterling did not have any loans locked with investors under mandatory delivery programs, nor hold any offsetting forward sale agreements on MBS. As of December 31, 2006, Sterling had entered into best efforts forward commitments to sell $142.6 million of mortgage loans.

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of December 31, 2006, Sterling recorded an asset of approximately $482,000 for the estimated fair value of rate locks issued and a liability of approximately $482,000 for the estimated fair value of delivery commitments received. As of December 31, 2005, Sterling had loans subject to rate locks under a mandatory delivery program and held off-setting forward sale agreements for MBS. Correspondingly, as of December 31, 2005, Sterling recorded an asset of $147,000 for the fair value of rate locks and a liability of $25,000 for the fair value of forward sale agreements.

Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering into comparable dealer swaps. These contracts are carried at fair value.

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

Under this system, Sterling classifies loans and other assets it considers of questionable quality. Sterling’s system employs the classification categories of “substandard,” “doubtful” and “loss.” Substandard assets have deficiencies, which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets decreased to $48.4 million at December 31, 2006, from $59.6 million at December 31, 2005. As a percentage of total assets, classified assets decreased from the prior year. The percentage of classified assets to total assets was 0.49% and 0.79% at December 31, 2006 and 2005, respectively. See “— Major Classified Loans.”

Assets classified as substandard or doubtful require the establishment of valuation allowances in amounts considered by management to be adequate under accounting principles generally accepted in the United States of America (“GAAP”). Assets classified as loss require either a specific valuation allowance of 100% of the amount classified or a write-off of such amount. At December 31, 2006, Sterling’s assets classified as loss totaled $1.4 million compared to $2.2 million at December 31, 2005. Judgments regarding the adequacy of a valuation allowance are based on ongoing evaluations of the nature, volume and quality of the loan portfolio, REO, specific problem assets and current economic conditions that may affect the recoverability of recorded amounts.

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

The following table sets forth the activity in Sterling’s REO for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$779	$1,865	$4,226
Loan foreclosures and other additions	4,581	2,271	4,445
Improvements and other changes	(244)	331	(132)
Sales	(894)	(3,665)	(6,669)
Provisions for losses	(170)	(23)	(5)

Balance at end of period	$4,052	$779	$1,865

Major Classified Loans.  Within Sterling’s classified loans as of December 31, 2006, three borrowers each held loans that in the aggregate exceeded $4.0 million. These loans, which together constitute 30% of classified assets, included the following:

Sterling holds commercial loans for auto dealership flooring lines and equipment, secured by auto inventory, real estate and personal guarantees. The aggregate carrying value of these loans at December 31, 2006 was $5.1 million. These loans have been classified due to delinquency and because the borrower has been selling inventory out of trust. These loans are currently in default.

Sterling holds commercial loans secured by equipment and real estate. The aggregate carrying value of these loans at December 31, 2006 was $5.0 million. These loans have been classified due to operating losses. These loans remain current.

Sterling holds commercial loans for auto dealership flooring lines. The aggregate carrying value of these loans at December 31, 2006 was $4.4 million. These loans are secured by auto inventory and real estate. These loans remain current under revisions to lending arrangement.

Major Real Estate Owned.  At December 31, 2006, the aggregate value of REO properties was $4.1 million, with the majority representing two hotels.

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

The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonaccrual loans	$7,107	$6,542	$10,738	$16,208	$16,278
Restructured loans	0	1,081	1,305	1,164	594

Total nonperforming loans	7,107	7,623	12,043	17,372	16,872
Real estate owned(1)	4,052	779	1,865	4,226	3,953

Total nonperforming assets	$11,159	$8,402	$13,908	$21,598	$20,825

Ratio of total nonperforming assets to total assets	0.11%	0.11%	0.20%	0.50%	0.59%
Ratio of total nonperforming loans to gross loans	0.10%	0.15%	0.28%	0.59%	0.70%
Ratio of allowance for estimated losses on loans to total nonperforming loans(2)	1437.0%	975.9%	538.3%	216.6%	174.3%

(1)	Amount is net of the allowance for REO losses.

(2)	Excludes loans classified as loss. Loans classified as loss that are excluded from allowance for loan losses were $1,379,000, $2,159,000, $3,528,000, $2,897,000 and $2,067,000 at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. There were no loans classified as loss that are excluded from total nonperforming loans in any of the periods.

Sterling regularly reviews the collectibility of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is reversed from income at that time. Loans may be placed in nonaccrual status earlier if, in management’s judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Interest income of $249,000, $258,000, and $659,000 was recorded on these loans during the years ended December 31, 2006, 2005 and 2004, respectively. Additional interest income of $321,000, $693,000 and $1,348,000 would have been recorded during the years ended December 31, 2006, 2005 and 2004, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms.

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

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for loan losses is based on estimates, ultimate losses may materially differ from the estimates. See Note 3 of “Notes to Consolidated Financial Statements.”

Management believes that the allowance for loan losses is adequate given the composition and risks of the loan portfolios, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling’s allowance for estimated losses on loans for the periods indicated:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$55,483	$49,362	$35,605	$27,866	$20,599
Charge-offs:
Mortgage — permanent	(32)	(37)	(59)	(165)	(48)
Mortgage — construction	(12)	(19)	(645)	(106)	(868)
Consumer — direct	(619)	(1,107)	(1,373)	(1,146)	(954)
Consumer — indirect	(823)	(449)	(370)	(445)	(407)
Commercial banking	(2,919)	(8,039)	(3,036)	(2,391)	(2,776)

Total charge-offs	(4,405)	(9,651)	(5,483)	(4,253)	(5,053)

Recoveries:
Mortgage — permanent	5	6	25	42	19
Mortgage — construction	20	0	2	3	2
Consumer — direct	193	237	214	160	208
Consumer — indirect	310	201	111	149	170
Commercial banking	225	128	16	268	54

Total recoveries	753	572	368	622	453

Net charge-offs	(3,652)	(9,079)	(5,115)	(3,631)	(4,600)
Provisions for loan losses	18,703	15,200	12,150	10,500	11,867
Allowance for losses on assets acquired	13,155	0	6,722	870	0

Balance at end of period	$83,689	$55,483	$49,362	$35,605	$27,866

Allowances allocated to loans classified as loss	$1,379	$2,159	$3,528	$2,897	$2,067
Ratio of net charge-offs to average loans outstanding during the period	0.06%	0.20%	0.13%	0.13%	0.21%

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

	December 31,
	2006		2005		2004		2003		2002
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		as a		as a		as a		as a		as a
		Percentage		Percentage		Percentage		Percentage		Percentage
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Mortgage — permanent	$13,782	24.1	$14,576	32.6	$10,632	39.0	$4,902	35.2	$2,881	40.4
Mortgage — construction	17,925	32.2	8,016	20.6	6,264	15.2	6,336	18.7	6,199	19.9
Consumer — direct	8,205	10.5	6,795	12.5	7,247	12.6	3,843	10.5	2,986	10.2
Consumer — indirect	2,880	4.1	1,205	3.4	1,156	2.8	1,676	3.4	1,349	2.5
Commercial banking	40,082	29.1	23,626	30.9	23,710	30.4	17,979	32.2	14,014	27.0
Unallocated	815	N/A	1,265	N/A	353	N/A	869	N/A	437	N/A

	$83,689	100.0	$55,483	100.0	$49,362	100.0	$35,605	100.0	$27,866	100.0

Investments and Mortgage-Backed Securities

Investments and MBS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. At December 31, 2006 and 2005, investments and MBS classified as held to maturity were $93.1 million and $51.9 million, respectively. See “MD&A — Critical Accounting Policies — Investments and MBS.”

At December 31, 2006 and 2005, investments and MBS classified as available for sale were $1.82 billion and $2.08 billion, respectively. The carrying value of these investments and MBS at December 31, 2006 and 2005 includes net unrealized losses of $52.8 million and $54.1 million, respectively. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income and may continue to do so in future periods. See “MD&A — Critical Accounting Policies — Investments and MBS.”

Sterling invests primarily in MBS issued by FHLMC and FNMA and other agency obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral, which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and MBS. See “MD&A — Results of Operations — Non-Interest Income and Non-Interest Expense” and Note 1 of “Notes to Consolidated Financial Statements.”

The following table provides the carrying values, contractual maturities and weighted average yields of Sterling’s investment and MBS portfolio at December 31, 2006. Actual maturities may differ from the contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Maturity
	Less Than	One to	Over Five to	Over Ten
	One Year	Five Years	Ten Years	Years	Total
	(Dollars in thousands)

Mortgage-backed securities
Balance	$0	$78,196	$9,115	$1,600,361	$1,687,672
Weighted average yield	0.00%	3.94%	4.03%	4.82%	4.77%
U.S. government and agency obligations
Balance	$12,469	$9,859	$0	$0	$22,328
Weighted average yield	4.82%	3.94%	0.00%	0.00%	4.43%
FHLB Seattle stock, at cost
Balance	$0	$0	$0	$91,897	$91,897
Weighted average yield(1)	0.00%	0.00%	0.00%	0.39%	0.39%
Municipal bonds
Balance	$1,800	$1,755	$9,445	$79,808	$92,808
Weighted average yield(2)	3.64%	3.46%	4.10%	4.40%	4.33%
Other(3)
Balance	$80	$175	$0	$18,686	$18,941
Weighted average yield	3.20%	4.20%	0.00%	0.55%	0.60%

Total carrying value	$14,349	$89,985	$18,560	$1,790,752	$1,913,646

Weighted average yield	4.66%	3.93%	4.07%	4.53%	4.49%

(1)	FHLB Seattle resumed paying dividends during the second half of 2006.

(2)	The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.

(3)	Other investments relate primarily to limited partnership interests in low-income housing projects.

The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling’s investment and MBS portfolio at the dates indicated:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Mortgage-backed securities	$1,687,672	$1,960,582	$2,036,920
U.S. government and agency obligations	22,328	21,793	28,070
FHLB Seattle stock	91,897	76,626	74,846
Municipal bonds	92,808	50,907	47,449
Other	18,941	18,631	17,300

Total	$1,913,646	$2,128,539	$2,204,585

Available for sale	$1,820,583	$2,076,615	$2,157,136
Held to maturity	93,063	51,924	47,449

Total	$1,913,646	$2,128,539	$2,204,585

Weighted average yield	4.49%	4.46%	4.50%

Sources of Funds

General.  Sterling’s primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, FHLB Seattle advances, reverse repurchase agreements and other borrowings, proceeds from investments and MBS, and sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other borrowings and other economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See “— Lending Activities” and “— Investments and Mortgage-Backed Securities.”

Deposit Activities.  Sterling offers a variety of accounts for depositors designed to attract both short-term and long-term deposits from the general public. These accounts include transaction accounts, savings accounts, money market deposit accounts (“MMDA”), and certificates of deposit (“CDs”) accounts. Sterling offers both interest- and non-interest-bearing checking accounts. The interest-bearing checking accounts can be subject to monthly service charges, unless a minimum balance is maintained. MMDA, CDs and savings accounts earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.

With the exception of certain promotional CDs and variable-rate 18-month Individual Retirement Account certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

Sterling supplements its retail deposit gathering by soliciting funds from public entities and acquiring brokered deposits. Public funds were 5.6% and 8.9% of deposits at December 31, 2006 and 2005, respectively. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Sterling had $1.10 billion and $628.3 million of brokered deposits at December 31, 2006 and 2005, respectively.

The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Average	Interest	Average	Interest	Average	Interest
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)

Time deposits	$2,962,017	4.58%	$2,041,122	3.35%	$1,608,599	2.57%
Savings and MMDA	1,512,198	3.16	1,158,270	1.92	1,092,612	1.04
Transaction accounts:
Interest-bearing	399,690	0.42	419,137	0.32	399,963	0.21
Noninterest-bearing	706,631	0.00	648,385	0.00	546,128	0.00

	$5,580,536	3.32%	$4,266,914	2.16%	$3,647,302	1.47%

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in thousands)

Three months or less	$931,437	$525,623
After three months through six months	644,825	332,184
After six months through twelve months	509,732	449,559
After twelve months	212,639	201,183

	$2,298,633	$1,508,549

Sterling has 163 automated teller machines (“ATM”). Customers also can access ATMs operated by other financial institutions. Sterling is a member of The Exchange and the Plus System ATM networks that allow participating customers to deposit or withdraw funds from transaction accounts, MMDA and savings accounts at numerous locations in the United States and internationally.

Borrowings.  Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank Seattle (“FHLB Seattle”), reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. Other borrowings increased from December 31, 2005 due to Sterling’s wholly owned subsidiaries, Sterling Capital Trusts VII and VIII, issuing $105.0 million of Trust Preferred Securities. Other borrowings also increased as a result of acquiring $19.0 million of Trust Preferred Securities in the acquisition of Golf Savings Bank. See “MD&A — Liquidity and Capital Resources.”

The FHLB Seattle is part of a system that consists of 12 regional Federal Home Loan Banks each subject to Federal Housing Finance Board supervision and regulation, and that function as a central reserve bank providing credit to financial institutions. As a condition of membership in the FHLB Seattle, Sterling Savings Bank is required to own stock of the FHLB Seattle in an amount determined by a formula based upon the larger of Sterling Savings Bank’s total qualifying mortgages and MBS, or total advances from the FHLB Seattle. At December 31, 2006, Sterling Savings Bank held more than the minimum FHLB Seattle stock ownership requirement. The stock of the FHLB Seattle always has been redeemable at par value, but there can be no assurance that this always will be the case.

As a member of the FHLB Seattle, Sterling Savings Bank can apply for advances collateralized by certain loans or securities, provided certain standards related to creditworthiness, including a minimum ratio of total capital assets of at least five percent, are met. Each available credit program has its own interest rate and range of maturities. At December 31, 2006, Sterling had advances totaling $1.31 billion from the FHLB Seattle, which mature from 2007 through 2030 at interest rates ranging from 2.32% to 8.08%. See “MD&A — Liquidity and Capital Resources” and Note 8 of “Notes to Consolidated Financial Statements.”

Sterling also borrows funds under reverse repurchase agreements with major broker/dealers and financial entities pursuant to which it sells investments (generally, U.S. agency obligations and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $616.4 million and $611.7 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2006 and 2005, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “MD&A — Asset and Liability Management,” “MD&A — Liquidity and Capital Resources” and Note 9 of “Notes to Consolidated Financial Statements.”

On August 21, 2006, Sterling entered into a $30 million one-year variable-rate revolving credit agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, replacing a $40 million credit facility Sterling previously had with Bank of Scotland. As of December 31, 2006, no amount was drawn on the credit facility. Amounts loaned pursuant to the Credit Facility will bear interest, at Sterling’s election, at either two percent below prime, or at LIBOR plus 90 basis points. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and merge into or consolidate with other entities. The Credit Facility may be terminated and loans under the Credit Facility may be accelerated if an event of default occurs, as defined in the Credit Facility. Sterling is obligated to repay the principal balance of any advances issued pursuant to the Credit Facility on August 3, 2007.

The following table sets forth certain information regarding Sterling’s short-term borrowings as of and for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements	$235,495	$821,363	$779,012
Short-term advances	803,307	670,047	648,648
Average amount outstanding during the period:
Short-term reverse repurchase agreements	$160,702	$634,838	$630,057
Short-term advances	674,929	461,897	517,499
Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements	4.64%	3.23%	2.22%
Short-term advances	4.44%	3.15%	2.77%
Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements	4.81%	4.07%	2.53%
Short-term advances	5.14%	3.39%	3.36%

The following table sets forth certain information concerning Sterling’s outstanding borrowings for the periods indicated:

	December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)

FHLB Seattle advances:
Short-term	$803,307	37.1	$670,047	30.9	$562,238	22.1
Long-term	505,310	23.3	773,415	35.7	1,073,695	42.1
Securities sold subject to reverse repurchase agreements and funds purchased:
Short-term	86,354	4.0	261,676	12.1	780,012	30.6
Long-term	530,000	24.5	350,000	16.2	0	0.0
Term note payable(1)	0	0.0	0	0.0	19,000	0.7
Trust Preferred Securities	236,772	10.9	108,707	5.0	108,685	4.3
Other	3,454	0.2	1,981	0.1	4,137	0.2

Total borrowings	$2,165,197	100.0	$2,165,826	100.0	$2,547,767	100.0

Weighted average interest rate at end of period		5.17%		4.03%		3.36%

(1)	These notes were redeemed in full in April 2005.

Subsidiaries

Sterling’s principal operating subsidiaries are Sterling Savings Bank and Golf Savings Bank. Sterling Savings Bank has three principal subsidiaries, which have been previously described: Action Mortgage, INTERVEST and

Harbor Financial. Additionally, Sterling and Sterling Savings Bank have the following other wholly owned, direct subsidiaries:

Sterling Financial Corporation.

(1) Golf Escrow Corporation was acquired in July 2006 and offers a full range of escrow closing services.

(2) Sterling Capital Trust II (“SCT-II”) was organized in July 2001 as a Delaware business trust. Sterling owns all the common equity of SCT-II. The sole asset of SCT-II is the Junior Subordinated Debentures-II issued by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(3) Sterling Capital Trust III (“SCT-III”) was organized in April 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-III. The sole asset of SCT-III is the Junior Subordinated Debentures-III issued by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(4) Sterling Capital Trust IV (“SCT-IV”) was organized in May 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-IV. The sole asset of SCT-IV is the Junior Subordinated Debentures-IV issued by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(5) Sterling Capital Statutory Trust V (“SCT-V”) was organized in May 2003 as a Connecticut business trust. Sterling owns all the common equity of SCT-V. The sole asset of SCT-V is the Junior Subordinated Debentures-V issued by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(6) Sterling Capital Trust VI (“SCT-VI”) was organized in June 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-VI. The sole asset of SCT-VI is the Junior Subordinated Debentures-VI issued by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(7) Sterling Capital Trust VII (“SCT-VII”) was organized in June 2006 as a Delaware business trust. Sterling owns all the common equity of SCT-VII. The sole asset of SCT-VII is the Junior Subordinated Debentures-VII issued by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(8) Sterling Capital Trust VIII (“SCT-VIII”) was organized in September 2006 as a Delaware business trust. Sterling owns all the common equity of SCT-VIII. The sole asset of SCT-VIII is the Junior Subordinated Debentures-VIII issued by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(9) Klamath First Capital Trust I (“KCT-I”) was organized in July 2001 as a Delaware business trust. Sterling owns all the common equity of KCT-I. The sole asset of KCT-I is the Junior Subordinated Debentures-I issued by KFBI and assumed by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(10) Klamath First Capital Trust II (“KCT-II”) was organized in April 2002 as a Delaware business trust. Sterling owns all the common equity of KCT-II. The sole asset of KCT-II is the Junior Subordinated Debentures-II issued by KFBI and assumed by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(11) Lynnwood Financial Statutory Trust I (“LCT-I”) was organized in March 2003 as a Connecticut business trust. Sterling owns all the common equity of LCT-I. The sole asset of LCT-I is the Junior Subordinated Debentures-I issued by Lynnwood and assumed by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(12) Lynnwood Financial Statutory Trust II (“LCT-II”) was organized in June 2005 as a Delaware business trust. Sterling owns all the common equity of LCT-II. The sole asset of LCT-II is the Junior Subordinated Debentures-II issued by Lynnwood and assumed by Sterling. See Note 10 of “Notes to Consolidated Financial Statements.”

(13) Tri-Cities Mortgage Corporation was organized to engage in real estate development.

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

(5) Mason-McDuffie Financial Corporation (“Mason-McDuffie”) conducts mortgage banking operations.

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

Personnel

As of December 31, 2006, Sterling, including its subsidiaries, had 2,405 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes it has good relations with its employees.

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

General

Sterling is a bank holding company and as such is subject to comprehensive examination and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Sterling Savings Bank is a Washington State-chartered commercial bank and Golf Savings Bank is a Washington State-chartered savings bank. The deposits of both banks are insured by the FDIC. Sterling Savings Bank and Golf Savings Bank are subject to comprehensive regulation, examination and supervision by the FDIC and the Washington Department of Financial Institutions, Division of Banks. Furthermore, certain transactions and savings deposits are subject to regulations and controls promulgated by the Federal Reserve Board. Sterling’s nonbank subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies for the states in which they conduct business.

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

Federal and State Regulation of Banking Activities

General.  The deposits of Sterling Savings Bank and Golf Savings Bank are insured by the FDIC. As a result, they are subject to supervision and regulation by the FDIC as well as the Washington Department of Financial Institutions, Division of Banks. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

Deposit Insurance Assessments.  On February 15, 2006, President Bush signed the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which contains comprehensive deposit insurance reform provisions. This bill provides for legislative reforms to modernize the federal deposit insurance system. Among other things, provisions in the modernization legislation: 1) merge the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a new Deposit Insurance Fund (“DIF”); 2) index the $100,000 deposit insurance limit to inflation beginning in 2010 and every succeeding five years while giving the FDIC authority to determine whether raising the standard maximum deposit insurance is warranted; 3) increase the deposit insurance limit for certain retirement accounts to $250,000, with such limit indexed to inflation; 4) allow the FDIC Board to set assessments; and 5) require final regulations to be issued no later than 270 days after enactment.

On March 31, 2006, the FDIC merged the BIF and SAIF to form the DIF. The DIF and FDIC insure deposits of Sterling Savings Bank and Golf Savings Bank up to the prescribed limits for each depositor. The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The DIF assessment rate currently ranges from 5 to 43 cents per $100 of domestic deposits. The DIF assessment rate for Sterling Savings Bank and Golf Savings Bank, as well capitalized institutions, currently ranges from 5 to 7 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule up to three basis points from one quarter to the next. An increase in the assessment rate could have a material adverse effect on Sterling’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Sterling’s subsidiaries, Sterling Savings Bank or Golf Savings Bank, could have a material adverse effect on Sterling’s earnings.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.28 cents per $100 of BIF-assessable deposits in 2006. The FDIC established the FICO assessment rate effective for the first quarter of 2007 at approximately 1.22 cents annually per $100 of assessable deposits.

Dividends Restrictions.  Sterling is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends Sterling Savings Bank, Golf Savings Bank and certain other subsidiaries may pay without regulatory approval.

Federal bank regulatory agencies have the authority to prohibit Sterling Savings Bank and Golf Savings Bank from engaging in unsafe or unsound practices in conducting their business. The payment of dividends, depending on each bank’s financial condition, could be deemed an unsafe or unsound practice. The ability of Sterling Savings Bank and Golf Savings Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

Federal Reserve System.  Sterling Savings Bank and Golf Savings Bank are subject to various regulations promulgated by the Fed, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). Regulation D requires non-interest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of San Francisco or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Fed may be used to satisfy liquidity requirements. As of December 31, 2006, Sterling Savings Bank and Golf Savings Bank met these requirements.

Federal Taxation.  Sterling is subject to federal income taxation under the Internal Revenue Code of 1986, as amended, in the same manner as other corporations. Sterling files consolidated federal income tax returns on the accrual basis. See Note 11 of “Notes to Consolidated Financial Statements.”

State Law and Regulation.  Sterling Savings Bank and Golf Savings Bank, as Washington State-chartered institutions, are subject to regulation by the Washington Supervisor of the Washington Department of Financial Institutions, which conducts regular examinations to ensure that Sterling Savings Bank’s and Golf Savings Bank’s operations and policies conform with sound industry practice. The liquidity and other requirements set by the Washington Supervisor are generally no stricter than the liquidity and other requirements set by the Federal Reserve Board. State law regulates the amount of credit that can be extended to any one person or marital community and the amount of money that can be invested in any one property. Without the Washington Supervisor’s approval, Sterling Savings Bank and Golf Savings Bank currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings Bank’s or Golf Savings Bank’s total assets. State law also regulates the types of loans Sterling Savings Bank and Golf Savings Bank can make. Without the Washington Supervisor’s approval, Sterling Savings Bank and Golf Savings Bank cannot currently invest more than 10% of their total assets in other corporations. Sterling Savings Bank also operates branches within the states of Oregon, Idaho and Montana and therefore its operations in these states are subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance and the Montana Department of Finance, as applicable. All of Golf Savings Bank’s branches are located in the state of Washington. Sterling and its subsidiaries are also required to comply with applicable laws and regulations for activities in Arizona, California, Utah and Colorado.

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

Risk-based Capital Ratios.  The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-

based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

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

Sterling is a legal entity separate and distinct from its subsidiaries, including Sterling Savings Bank and Golf Savings Bank, although the principal source of Sterling’s cash is dividends from Sterling Savings Bank and Golf Savings Bank. Sterling’s right to participate in the assets of any subsidiary upon that subsidiary’s liquidation, reorganization or otherwise will be subject to the claims of the subsidiary’s creditors, which will take priority except to the extent that Sterling may be a creditor with a recognized claim.

Sterling Savings Bank and Golf Savings Bank are also subject to restrictions under federal law that limit the transfer of funds to Sterling or to other affiliates, whether in the form of loans, extensions of credit, investments, asset purchases or otherwise. Such transfers by Sterling Savings Bank or Golf Savings Bank to Sterling or any other affiliate are limited in amount to 10% of each bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be collateralized.

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

A downturn in the local economies or real estate markets could negatively impact Sterling’s banking business. Because Sterling primarily serves individuals and businesses located in the western United States, a significant portion of its total loan portfolio is originated in the western United States or secured by western United States real estate or other assets. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently Sterling’s results, are impacted by the economic and business conditions in the Pacific Northwest, in particular in the metropolitan areas of Seattle, Washington, Portland, Oregon, Boise, Idaho, Sacramento, California and Phoenix, Arizona. Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures Sterling loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, Sterling’s results of operations or financial condition could be adversely affected.

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

Sterling is increasing its commercial, consumer and construction lending while placing an increased emphasis on attracting greater volumes of retail deposits. Commercial, consumer and construction loans generally produce higher yields than residential mortgage loans. Such loans, however, generally involve a higher degree of risk than the financing of residential real estate, primarily because the collateral may be difficult to obtain or liquidate in the event of default. Construction lending is subject to risks such as construction delays, cost overruns, insufficient collateral and the inability to obtain permanent financing in a timely manner. Commercial and construction loans are more expensive to originate than residential mortgage loans. As a result, Sterling’s operating expenses are likely to increase as Sterling increases its lending in these areas. Additionally, Sterling is likely to experience higher levels of loan losses than it would on residential mortgage loans. There can be no assurance that Sterling’s emphasis on community banking will be successful or that any increase in the yields on commercial, consumer and construction loans will offset higher levels of expense and losses on such loans.

Sterling’s loan originations are highly concentrated in certain types of loans.

Sterling’s loans, with limited exceptions, are secured by real estate, marketable securities or corporate assets. A significant portion of Sterling’s loans are residential construction loans. At December 31, 2006, approximately 32% of Sterling Savings Bank’s total loan portfolio consisted of construction loans, approximately 32% of which were for speculative endeavors. Additionally, at December 31, 2006, 15% of Sterling Savings Bank’s and Golf Savings Bank’s loan portfolio consisted of multifamily residential and commercial property loans. A reduction in the demand for new construction or multifamily residential and commercial property loans or a decline in residential or commercial real estate values could have a negative impact on Sterling Savings Bank or Golf Savings Bank.

Sterling’s ability to continue to originate such loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral, resulting in losses or delinquencies. Sterling’s residential mortgage and home equity loans are primarily secured by residential property in the Pacific Northwest. As a result, conditions in the real estate markets specifically, and the Pacific Northwest economy generally, can materially impact the ability of its borrowers to repay their loans and affect the value of the collateral securing these loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates. A decline in real estate values could have an adverse effect on Sterling’s financial condition.

Sterling’s earnings are significantly affected by the fiscal and monetary policies of governmental and regulatory agencies.

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

The OCC, Federal Reserve and FDIC have recently adopted final guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.” The guidance applies to institutions that have a high concentration of real estate and related loans in their portfolio. The guidance provides that such institutions may be required in the future to maintain higher capital ratios than other institutions with lower such concentrations. Based on the guidance as adopted, Sterling may be subject to increased regulatory oversight and guidance. While Sterling believes that it is and will continue to be well capitalized under current policies of the banking authorities, Sterling could become subject to higher capital requirements under the guidance which could result in lower earnings.

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

Interest rates recently have been rising and could cause the amount of interest Sterling pays on deposits and borrowings to increase more quickly than the amount of interest Sterling receives on its loans, mortgage-related securities and investment securities. This could cause Sterling’s profits to decrease. Rising interest rates would likely reduce the value of Sterling’s mortgage-related securities and investment securities and may decrease demand for loans and make it more difficult for borrowers to repay their loans. Increasing market interest rates may also depress property values, which could affect the value of collateral securing Sterling loans.

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

Sterling has pursued and intends to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in non-interest expenses. There can be no assurance that Sterling will be successful in implementing its internal growth strategy. Furthermore, the success of Sterling’s growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in Sterling’s market area.

There are risks associated with potential acquisitions.

Sterling may make opportunistic acquisitions of other banks or financial institutions from time to time that further its business strategy. For example, Sterling completed the acquisitions of Golf Savings Bank on July 5, 2006 and of FirstBank on November 30, 2006, and is expected to close the acquisition of Northern Empire on February 28, 2007. Risks associated with the integration of multiple acquisitions within a relatively short time period that may affect Sterling include, without limitation: the businesses might not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the expected growth opportunities and cost savings from the acquisitions may not be fully realized or may take longer to realize than expected; operating costs, customer losses and business disruption following the acquisitions, including adverse effects on relationships with employees, may be greater than expected; adverse governmental or regulatory policies may be enacted; the interest rate environment may further compress margins and adversely affect net interest income; results may be adversely affected by continued diversification of assets and adverse changes to credit quality; competition from other financial services companies in Sterling’s markets could adversely affect operations; and an economic slowdown could adversely affect credit quality and loan originations.

Sterling may make opportunistic acquisitions of other banks or financial institutions from time to time that further its business strategy. These acquisitions could involve numerous risks including lower than expected performance or higher than expected costs, difficulties in the integration of operations, services, products and personnel, the diversion of management’s attention from other business concerns, changes in relationships with customers and the potential loss of key employees. Any acquisitions will be subject to regulatory approval, and there can be no assurance that Sterling will be able to obtain such approvals. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions is highly competitive, and Sterling may not be able to acquire other institutions on attractive terms. There can be no assurance that Sterling will be successful in completing future acquisitions, or if such transactions are completed, that Sterling will be successful in integrating acquired businesses into its operations. Sterling’s ability to grow may be limited if it is unable to successfully make future acquisitions.

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

Sterling has identified commercial real estate, business and consumer loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, commercial real estate, business and consumer loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increases, credit risk increases. In the event of substantial borrower defaults, Sterling’s provision for loan losses would increase and therefore, earnings would be reduced.

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

Shares eligible for future sale could have a dilutive effect.

Shares of Sterling common stock eligible for future sale, including those that may be issued in the acquisition of Northern Empire, in future acquisitions and any other offering of Sterling common stock for cash, could have a dilutive effect on the market for Sterling common stock and could adversely affect its market price. On July 25, 2006, Sterling filed a “shelf” registration statement on Form S-3 that provides for the issuance by Sterling of up to $100 million in Sterling common stock and preferred stock. This will enable Sterling to offer additional shares of common and/or preferred stock for such consideration, on such terms and at such times as is determined by Sterling’s board of directors.

There are 60,000,000 shares of Sterling common stock authorized, of which 42,042,740 shares were outstanding as of December 31, 2006. As a result of the merger of Sterling and Northern Empire, a maximum of 9,434,960 shares of Sterling common stock may be issued to Northern Empire shareholders.

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

Sterling owns the building in which its headquarters are located in Spokane, Washington. As of December 31, 2006, Sterling also owned 107 of its 166 full-service banking offices, while leasing the remainder of the properties. These facilities are located throughout Sterling’s banking network, primarily in the Pacific Northwest. Additionally, Sterling operates 49 non-depository loan production offices throughout the western United States, the majority of which are leased. See Note 5 to the Consolidated Financial Statements.

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

Stock Market and Dividend Information

Sterling has outstanding one class of common stock. As of January 31, 2007, there were 42,200,432 shares of Sterling’s common stock outstanding. As of January 31, 2007, Sterling’s common stock was held by 2,092 shareholders of record, and the closing price as of that date for its common stock was $33.17. Sterling’s common stock is listed on The NASDAQ National Market under the symbol “STSA.”

The following table sets forth the high and low bid prices per share for Sterling’s common stock for the periods indicated. Prior period amounts have been restated to reflect the 3 for 2 stock split that was effected on August 31, 2005:

	High	Low

Year ended December 31, 2006:
Fourth quarter	$34.97	$31.75
Third quarter	33.78	29.50
Second quarter	32.35	28.31
First quarter	29.91	24.50
Year ended December 31, 2005:
Fourth quarter	$26.78	$21.86
Third quarter	27.39	21.66
Second quarter	25.12	21.69
First quarter	26.75	23.36

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

Date Paid	Per Share Amount	Total

October 2005	$0.050	$1.7 million
January 2006	0.055	1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
October 2006	0.070	2.6 million
January 2007	0.075	3.2 million

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2001 with the Russell 2000 Index and the SNL NASDAQ Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2001.

Total Return Performance

Item 6.  Selected Financial Data

The following selected financial data is derived from Sterling’s audited financial statements. Comparability among particular amounts may be affected by past acquisitions:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)

Interest income	$550,855	$387,811	$319,761	$214,727	$197,313
Interest expense	(286,943)	(171,276)	(122,945)	(89,807)	(96,965)

Net interest income	263,912	216,535	196,816	124,920	100,348
Provision for losses on loans	(18,703)	(15,200)	(12,150)	(10,500)	(11,867)

Net interest income after provision for loss on loans	245,209	201,335	184,666	114,420	88,481
Non-interest income	69,340	59,569	47,799	33,735	29,080
Merger and acquisition costs	(454)	0	(4,835)	(792)	0
Amortization of core deposit intangibles	(2,405)	(2,222)	(2,222)	(262)	(644)
Goodwill litigation	(275)	(179)	(141)	(600)	(1,100)
Non-interest expenses	(203,239)	(167,880)	(141,172)	(92,910)	(79,199)

Income before income taxes	108,176	90,623	84,095	53,591	36,618
Income tax provision	(34,230)	(29,404)	(27,790)	(18,678)	(11,031)

Net income	$73,946	$61,219	$56,305	$34,913	$25,587

Earnings per share:
Basic(1)	$2.03	$1.77	$1.66	$1.45	$1.19
Diluted(1)	2.01	1.75	1.62	1.42	1.16
Dividends declared per share	$0.270	$0.105	$0.000	$0.000	$0.000
Weighted average shares outstanding:
Basic(1)	36,423,095	34,633,952	33,931,509	23,980,113	21,496,008
Diluted(1)	36,841,866	35,035,029	34,708,794	24,590,172	22,115,723
Financial Ratios:
Book value per share(1)	$18.63	$14.54	$13.65	$10.21	$9.38
Return on average assets	0.88%	0.87%	0.88%	0.88%	0.80%
Return on average shareholders’ equity	13.0%	12.4%	13.2%	14.4%	13.9%
Shareholders’ equity to total assets	8.0%	6.7%	6.8%	5.9%	5.8%
Operating efficiency	61.9%	61.7%	60.7%	59.6%	62.5%
Net interest margin	3.30%	3.28%	3.32%	3.35%	3.37%
Nonperforming assets to total assets	0.11%	0.11%	0.20%	0.50%	0.59%
Statistical Data:
Number of:
Employees (full-time equivalents)	2,405	1,789	1,624	1,121	953
Full service branches	166	140	135	86	79

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance Sheet Data:
Total assets	$9,828,652	$7,558,928	$6,942,224	$4,279,321	$3,507,021
Loans receivable, net	7,015,401	4,885,916	4,251,877	2,906,426	2,390,422
Mortgage-backed securities	1,687,672	1,960,582	2,036,920	983,736	743,610
Investments	225,974	167,957	167,665	89,448	86,558
Deposits	6,746,028	4,806,301	3,863,296	2,455,076	2,014,096
FHLB Seattle advances	1,308,617	1,443,462	1,635,933	1,026,031	874,515
Reverse repurchase agreements and funds purchased	616,354	611,676	780,012	363,137	249,769
Other borrowings	240,226	110,688	131,822	137,998	127,682
Shareholders’ equity	783,416	506,685	469,844	250,348	203,656
Capital Ratios(2):
Tier 1 leverage (to average assets) Sterling	8.7%	7.4%	N/A	N/A	N/A
Sterling Savings Bank	8.6%	7.2%	6.6%	7.4%	7.6%
Golf Savings Bank	6.9%	N/A	N/A	N/A	N/A
Tier I (to risk-weighted assets) Sterling	10.0%	9.5%	N/A	N/A	N/A
Sterling Savings Bank	9.7%	9.2%	9.7%	9.9%	10.0%
Golf Savings Bank	10.9%	N/A	N/A	N/A	N/A
Total (to risk-weighted assets)
Sterling	11.1%	10.5%	N/A	N/A	N/A
Sterling Savings Bank	10.8%	10.2%	10.7%	10.9%	11.0%
Golf Savings Bank	11.6%	N/A	N/A	N/A	N/A

(1)	All prior period per share and weighted average share amounts have been restated to reflect the 3 for 2 stock split that was effected August 31, 2005.

(2)	Sterling Financial Corporation did not have regulatory capital ratio requirements prior to its conversion to a bank holding company. Golf Savings Bank’s capital ratios have not been disclosed for periods prior to Sterling’s acquisition of Golf Savings Bank in July 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary and Highlights

During 2006, Sterling achieved significant loan, deposit and earnings growth. The organic growth our banking teams achieved was complemented by several acquisitions. Increases in construction, commercial and residential lending were funded with growth in deposits. Net interest income increased primarily from growth in average loan balances. Growth in non-interest income was driven through fees and service charges, and mortgage banking operations. The Golf Savings Bank acquisition increased our presence in the mortgage banking business.

2006 Highlights

•	Net income increased by 21 percent to a record $73.9 million.

•	Total assets increased 30 percent year-over-year to a record $9.83 billion. Sterling’s organic growth represented 10 percent of total asset growth.

•	Loan originations of nearly $5.0 billion reflect an increase of 28 percent over 2005.

•	Total loans receivable increased to a record $7.02 billion, a 44 percent increase over 2005. Sterling’s organic growth represented 21 percent of total loan growth.

•	Total deposits increased to a record $6.75 billion, a 40 percent increase over 2005. Sterling’s organic growth represented 18 percent of total deposit growth.

•	Net interest income increased to $263.9 million, a 22 percent increase over 2005.

•	The number of transaction accounts increased to over 185,000, a 21 percent increase over 2005.

•	Asset quality remains solid and slightly stronger than regional peer averages.

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

While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at December 31, 2006.

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

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Sterling has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Sterling’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other factors. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in shareholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2006, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See Note 1 of “Notes to Consolidated Financial Statements.”

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

Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2006, and concluded that the recorded values were not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different but still reasonable assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill or other intangible assets are impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations. Other intangible assets consisting of core deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.

Loan Purchases.  In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” loans are recorded at fair value if, when they are acquired, they show evidence of deteriorating in terms of credit quality, and a loss is deemed likely to occur. Fair value is defined as the present value of future cash flows, including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope that are considered in the future cash flow assessment. Sterling considers this guidance when entering into applicable transactions.

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

Results of Operations for the Years Ended December 31, 2006 and 2005

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the years ended December 31, 2006 and 2005, NII was $263.9 million and $216.5 million, respectively, an increase of 21.9%. The increase in NII during 2006 compared to 2005 was mainly because the average loan balance increased by $1.41 billion.

During the years ended December 31, 2006 and 2005, net interest margin was 3.30% and 3.28%, respectively, and net interest spread was 3.17% and 3.23%, respectively. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Average interest earning assets were greater relative to average interest bearing liabilities in 2006 versus 2005, resulting in an increase in net interest margin. The decrease in net interest spread was primarily due to the cost of funds increasing more rapidly than the yield on earning assets.

The following table sets forth, for the periods indicated, information with regard to Sterling’s NII, net interest spread and net interest margin:

	Years Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
		Earned	Yield		Earned	Yield		Earned	Yield
	Average	or	or	Average	or	or	Average	or	or
	Balance(1)	Paid(2)	Cost(3)	Balance(1)	Paid(2)	Cost(3)	Balance(1)	Paid(2)	Cost(3)
	(Dollars in thousands)

Interest-earning assets:
Loans	$5,891,595	$458,558	7.78%	$4,482,012	$296,306	6.61%	$3,852,247	$229,448	5.96%
Mortgage-backed securities	1,862,144	88,398	4.75%	1,948,435	88,682	4.55%	1,885,239	85,009	4.51%
Investments and cash equivalents	233,611	3,899	1.67%	168,853	2,823	1.67%	190,934	5,304	2.78%

Total interest-earning assets	7,987,350	550,855	6.90%	6,599,300	387,811	5.88%	5,928,420	319,761	5.39%

Noninterest-earning assets	411,213			447,755			447,997

Total average assets	$8,398,563			$7,047,055			$6,376,417

Interest-bearing liabilities:
Transaction:
Interest-bearing	$399,690	1,692	0.42%	$419,137	1,340	0.32%	$399,963	837	0.21%
Non-interest-bearing	706,631	0	0.00%	648,385	0	0.00%	546,128	0	0.00%
Savings and MMDA	1,512,198	47,844	3.16%	1,158,270	22,272	1.92%	1,092,612	11,347	1.04%
Time deposits	2,962,017	135,737	4.58%	2,041,122	68,378	3.35%	1,608,599	41,299	2.57%

Total deposits	5,580,536	185,273	3.32%	4,266,914	91,990	2.16%	3,647,302	53,483	1.47%
Borrowings	2,125,620	101,670	4.78%	2,192,934	79,286	3.62%	2,200,229	69,462	3.16%

Total interest-bearing liabilities	7,706,156	286,943	3.72%	6,459,848	171,276	2.65%	5,847,531	122,945	2.10%

Noninterest-bearing liabilities	122,435			93,992			101,134

Total average liabilities	7,828,591			6,553,840			5,948,665
Total average shareholders’ equity	569,972			493,215			427,752

Total average liabilities and equity	$8,398,563			$7,047,055			$6,376,417

Net interest spread		$263,912	3.17%		$216,535	3.23%		$196,816	3.29%

Net interest margin			3.30%			3.28%			3.32%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.65%			102.16%			101.38%

(1)	Average balances are computed on a monthly basis.

(2)	Interest earned includes $2.9 million, $1.9 million and $2.2 million of tax exempt interest for 2006, 2005 and 2004, respectively.

(3)	The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

Changes in Sterling’s NII are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in NII for the periods presented. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume — changes in volume multiplied by comparative period rate;

•	Rate — changes in rate multiplied by comparative period volume; and

•	Rate/volume — changes in rate multiplied by changes in volume.

	December 31, 2006				December 31, 2005
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)

Interest income on:
Loans	$93,832	$52,392	$16,028	$162,252	$37,508	$25,226	$4,124	$66,858
Mortgage-backed securities	(3,927)	3,812	(169)	(284)	2,850	797	26	3,673
Investment and cash equivalents	1,083	(5)	(2)	1,076	(613)	(2,112)	244	(2,481)

Total interest income	90,988	56,199	15,857	163,044	39,745	23,911	4,394	68,050

Interest-bearing deposits:
Time deposits	30,850	25,158	11,351	67,359	11,105	12,589	3,385	27,079
Savings and MMDA	6,806	14,374	4,392	25,572	682	9,662	581	10,925
Interest-bearing transaction accounts	49	293	10	352	40	442	21	503

Total deposits	37,705	39,825	15,753	93,283	11,827	22,693	3,987	38,507
Other borrowings	(2,434)	25,604	(786)	22,384	(933)	9,310	1,447	9,824

Total interest expense	35,271	65,429	14,967	115,667	10,894	32,003	5,434	48,331

Net interest income	$55,717	$(9,230)	$890	$47,377	$28,851	$(8,092)	$(1,040)	$19,719

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

Sterling recorded provisions for losses on loans of $18.7 million and $15.2 million for the years ended December 31, 2006 and 2005, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans will continue to increase, reflecting Sterling’s strategic direction of originating more commercial, construction and consumer loans, which have a somewhat higher loss profile than Sterling’s historical mix of loans.

The following table summarizes loan loss allowance activity for the periods indicated:

	Years Ended December 31,
	2006	2005
	(Dollars in thousands)

Balance at January 1	$55,483	$49,362
Allowance for loan losses acquired	13,155	0
Provision for losses on loans	18,703	15,200
Amounts written off net of recoveries and other	(3,652)	(9,079)

Balance at December 31	$83,689	$55,483

At December 31, 2006, Sterling’s total classified assets were 0.49% of total assets, compared with 0.79% of total assets at December 31, 2005. Nonperforming assets were 0.11% of total assets at December 31, 2006 and December 31, 2005. At December 31, 2006, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.10%, compared with 0.18% at December 31, 2005. Improvements in the quality of the loan portfolio and a general improvement in the economy contributed to the decreases in classified and nonperforming assets. Fewer delinquent loans, as well as the increase in total assets, led to the decrease in the delinquency ratio. Asset quality has been stable over the periods presented.

Non-Interest Income.  Non-interest income was as follows for the years presented:

	Years Ended December 31,
	2006	2005
	(Dollars in thousands)

Fees and service charges	$42,995	$34,702
Mortgage banking operations	20,216	17,899
Bank-owned life insurance	5,020	5,914
Loan servicing fees	1,812	434
REO operations	176	477
Net gains (losses) on sales of securities	0	(57)
Gain (charge) related to early repayment of debt	(204)	645
Other non-interest expense	(675)	(445)

Total non-interest income	$69,340	$59,569

The increase in non-interest income for the years ended December 31, 2006 and December 31, 2005, was primarily due to an increase in fees and service charges, and income from mortgage banking operations. Fees and service charges for the year ended December 31, 2006 increased primarily due to the success of Sterling’s Balance Shield program, an increase in debit card transactions, treasury management services, and merchant services. The increased income from mortgage banking operations was primarily a result of the acquisition of Golf Savings Bank, which specializes in the origination and sale of residential mortgage loans into the secondary market. Gains on the sale of loans held for sale are recorded as income from mortgage banking operations.

During the year ended December 31, 2006, Sterling did not sell any investment securities or MBS, compared with sales resulting in a net loss of $57,000 for the year ended December 31, 2005. The activity for both periods was a result of management’s response to market conditions and portfolio management needs.

The following table summarizes certain information about Sterling’s residential and commercial mortgage banking activities for the years indicated:

	As of and for the Years Ended December 31,
	2006	2005
	(Dollars in millions)

Originations of residential mortgage loans	$830.6	$461.4
Originations of commercial real estate loans	131.0	218.4
Sales of residential loans	655.6	583.2
Sales of commercial real estate loans	54.9	125.5
Principal balances of residential loans serviced for others	621.6	606.7
Principal balances of commercial real estate loans serviced for others	1,622.8	814.2

Non-Interest Expenses.  Non-interest expenses were as follows for the years presented:

	Years Ended
	December 31,
	2006	2005
	(Dollars in thousands)

Employee compensation and benefits	$117,186	$93,367
Occupancy and equipment	32,769	26,411
Data processing	14,180	12,678
Depreciation	10,280	8,627
Advertising	9,985	9,125
Travel and entertainment	5,955	4,522
Legal and accounting	2,478	3,134
Amortization of core deposit intangibles	2,405	2,222
Insurance	1,360	1,213
Merger and acquisition costs	454	0
Goodwill litigation costs	275	179
Other	9,046	8,803

Total	$206,373	$170,281

The increases in non-interest expenses were primarily due to continued company growth. Full-time equivalent employees increased year-over-year by 616 to 2,405 at December 31, 2006. The acquisitions of Golf Savings Bank, FirstBank and Mason-McDuffie added approximately 480 full-time equivalent employees.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $34.2 million and $29.4 million for the years ended December 31, 2006 and 2005, respectively. The effective tax rates for these periods were 31.6% and 32.4%, with the decrease primarily reflecting Sterling’s utilization of available tax credits.

Results of Operations for the Years Ended December 31, 2005 and 2004

Net Interest Income.  NII for the years ended December 31, 2005 and 2004 was $216.5 million and $196.8 million, respectively. The 10.0% increase in NII was primarily due to growth in loan and MBS volumes. During the year ended December 31, 2005, average loans increased by $629.8 million, an increase of 16.3% over 2004.

During the same periods, the net interest margins were 3.28% and 3.32%, respectively, and net interest spreads were 3.23% and 3.29%, respectively. The decreases in net interest margin and net interest spread were primarily due to the cost of funds increasing more rapidly than the yield in earning assets.

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

At December 31, 2005, Sterling’s total classified assets were 0.79% of total assets, compared with 0.98% of total assets at December 31, 2004. Total nonperforming assets were 0.11% of total assets at December 31, 2005, compared with 0.20% of total assets at December 31, 2004. At December 31, 2005, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 0.18%, compared with 0.32% at December 31, 2004. Improvements in the quality of the loan portfolio and the sale of certain nonperforming assets contributed to the decreases in classified and nonperforming assets. Fewer delinquent loans, as well as the increase in total assets, led to the decrease in the delinquency ratio. Asset quality has been stable over the periods presented.

Non-Interest Income.  The following table summarizes the components of non-interest income for the periods indicated:

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)

Fees and service charges	$34,702	$32,692
Mortgage banking operations	17,899	6,155
Bank-owned life insurance	5,914	4,340
Charge related to early repayment of debt	645	(238)
Real estate owned operations	477	(162)
Loan servicing fees	434	561
Net gains on sales of securities	(57)	4,571
Other non-interest expense	(445)	(120)

Total non-interest income	$59,569	$47,799

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

During the year ended December 31, 2005, Sterling sold investments and MBS, resulting in net loss of $57,000 compared to net gains of $4.6 million for the year ended December 31, 2004. The increase in net gains on sales of investments and MBS mainly reflects Sterling’s strategy to manage interest rate risk on its MBS portfolio.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	Years Ended December 31,
	2005	2004
	(Dollars in millions)

Originations of residential mortgage loans	$461.4	$400.4
Originations of commercial real estate loans	218.4	241.8
Sales of residential loans	583.2	186.1
Sales of commercial real estate loans	125.5	16.3
Principal balances of residential loans serviced for others	606.7	373.6
Principal balances of commercial real estate loans serviced for others	814.2	593.3

Non-Interest Expense.  Non-interest expenses were as follows for the years presented.

	Years Ended
	December 31,
	2005	2004
	(Dollars in thousands)

Employee compensation and benefits	$93,367	$77,617
Occupancy and equipment	26,411	23,051
Data processing	12,678	10,596
Advertising	9,125	6,976
Depreciation	8,627	7,321
Travel and entertainment	4,522	4,071
Legal and accounting	3,134	3,075
Amortization of core deposit intangibles	2,222	2,222
Insurance	1,213	1,155
Goodwill litigation costs	179	141
Merger and acquisition costs	0	4,835
Other	8,803	7,310

Total	$170,281	$148,370

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

Financial Position

Assets.  At December 31, 2006, Sterling’s assets were $9.83 billion, up 30.0% from $7.56 billion at December 31, 2005. This growth was driven mainly by increases in the loan portfolio through both originations and acquisitions.

Investments and MBS.  Sterling’s investment and MBS portfolio at December 31, 2006 was $1.91 billion, a decrease of $214.9 million from the December 31, 2005 balance of $2.13 billion. The decrease was due to principal repayments and maturities exceeding Sterling’s purchases and acquisitions of securities. As of December 31, 2006, the investment and MBS portfolio had an unrealized loss of $52.8 million versus an unrealized loss of $54.1 million at December 31, 2005, with the fluctuation primarily due to interest rate movements.

Loans Receivable.  At December 31, 2006, net loans receivable were $7.02 billion, up $2.13 billion from $4.89 billion at December 31, 2005. The increase was due to record loan originations and acquisitions, net of repayments.

Bank-Owned Life Insurance (“BOLI”).  BOLI increased to $139.2 million at December 31, 2006, from $107.6 million at December 31, 2005. The increase was primarily due to the acquisition of FirstBank. Sterling uses the earnings from BOLI to fund employee benefit costs. Through BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $275.8 million at December 31, 2006, from $130.3 million at December 31, 2005. See Note 6 of “Notes to Consolidated Financial Statements.”

Deposits.  The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)

Interest-bearing transaction	$483,551	7.2	$432,936	9.0
Noninterest-bearing transaction	834,140	12.4	673,934	14.0
Savings and MMDA	1,830,313	27.1	1,312,033	27.3
Time deposits	3,598,024	53.3	2,387,398	49.7

Total deposits	$6,746,028	100.0	$4,806,301	100.0

Annualized cost of deposits		3.32%		2.16%

Deposit growth was primarily in savings and time deposits, reflecting consumer demand, the use of brokered CD’s as a cost competitive source of funds, and the deposit mix of acquired entities.

Borrowings.  Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the FHLB Seattle, reverse repurchase agreements and other borrowings to fund asset growth and meet deposit withdrawal requirements. At both December 31, 2006 and 2005, the total of such borrowings was $2.17 billion. During 2006, FHLB advances decreased by approximately the same amount that other borrowings increased. Other borrowings increased from December 31, 2005 due to Sterling’s wholly owned subsidiaries, Sterling Capital Trusts VII and VIII, issuing $105.0 million of Trust Preferred Securities. Other borrowings also increased as a result of acquiring $19.0 million of Trust Preferred Securities in the acquisition of Golf Savings Bank. See “— Liquidity and Capital Resources.”

Asset and Liability Management

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities, and the changes in each of these attributes under different interest rate scenarios results in interest-rate risk.

Sterling, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices. Sterling’s results of operations are largely dependent upon its net interest income and its ability to manage its interest rate risk.

Sterling’s Asset/Liability Committee (“ALCO”) manages Sterling’s interest-rate risk based on interest rate expectations and other factors within policies and practices approved by the Board. The principal objective of Sterling’s asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating Sterling’s funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and net portfolio value (“NPV”) simulation.

The difference between a financial institution’s interest rate sensitive assets (e.g., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the specific time period) is commonly referred to as its “interest rate sensitivity gap” (“GAP”). An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. Likewise, an institution having more interest rate sensitive liabilities than interest rate assets within a given time period is said to be “liability sensitive,” which generally means that if interest rates increase, a company’s net interest income will decrease and if interest rates decrease, its net interest income will increase.

The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling’s interest-earning assets and interest-bearing liabilities at December 31, 2006. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling’s historical experience, estimates from secondary market sources such as FHLMC or FNMA and estimated regular non-maturity deposit decay rates (the rate of withdrawals or transfers to higher-yielding products). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard or that action undertaken to mitigate interest rate risk will have the desired effect. The classification of mortgage loans, investments and MBS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information contained elsewhere in this report on Form 10-K. While the GAP measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large changes may occur related to those items), the GAP represents the net asset or liability sensitivity at a point in time. A GAP measure could be significantly affected by external factors such as loan prepayments that occur faster or slower than assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates.

	Maturity or Repricing
		Over	Over	Over
	0 to 3	3 Months	1 Year	3 Years	Over
	Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans and MBS:
ARM, balloon mortgage loans and MBS	$2,422,028	$261,905	$410,130	$214,084	$51,846	$3,359,993
Fixed-rate mortgage loans and MBS	124,675	338,599	636,033	550,496	585,861	2,235,664
Loans held for sale	91,469	0	0	0	0	91,469

Total mortgage loans and MBS	2,638,172	600,504	1,046,163	764,580	637,707	5,687,126
Commercial and consumer loans:
Consumer	282,406	161,054	314,791	159,138	120,941	1,038,330
Commercial	1,127,062	262,104	417,082	196,081	66,757	2,069,086

Total loans and MBS	4,047,640	1,023,662	1,778,036	1,119,799	825,405	8,794,542
Cash and investments	162,698	1,214	11,070	676	83,751	259,409

	4,210,338	1,024,876	1,789,106	1,120,475	909,156	9,053,951
Cash on hand and in banks	0	0	0	0	146,280	146,280
Other noninterest-earning assets	0	0	0	0	628,421	628,421

Total assets	$4,210,338	$1,024,876	$1,789,106	$1,120,475	$1,683,857	$9,828,652

Interest-bearing liabilities:
Deposits:
Time deposits	$1,341,352	$1,802,669	$259,722	$121,183	$73,098	$3,598,024
Checking accounts	45,912	95,462	83,631	73,544	1,019,142	1,317,691
MMDA	397,181	796,656	50,592	39,301	357,463	1,641,193
Passbook accounts	20,198	40,396	0	0	128,526	189,120

Total deposits	1,804,643	2,735,183	393,945	234,028	1,578,229	6,746,028
FHLB Seattle advances	1,021,006	36,063	108,019	81,792	61,737	1,308,617
Repurchase agreements and funds purchased	86,354	0	80,000	50,000	400,000	616,354
Other borrowings	0	0	0	0	236,772	236,772

Total interest-bearing liabilities	2,912,003	2,771,246	581,964	365,820	2,276,738	8,907,771

Other noninterest-bearing liabilities	0	0	0	0	137,465	137,465
Shareholders’ equity	0	0	0	0	783,416	783,416

Total liabilities and shareholders’ equity	$2,912,003	$2,771,246	$581,964	$365,820	$3,197,619	$9,828,652

Net gap	$1,298,335	$(1,746,370)	$1,207,142	$754,655	$(1,513,762)	$0

Cumulative gap	$1,298,335	$(448,035)	$759,107	$1,513,762	$0	$0

Cumulative gap to total assets	13.21%	(4.56)%	7.72%	15.40%	0.00%	0.00%

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down 100, 200, and 300 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of December 31, 2006 and 2005 are included in the following table:

	December 31,
	2006	2005
	% Change	% Change
Change in Interest Rate in Basis Points (Rate Shock)	in NII	in NII

+200	(1.5)	(4.6)
+100	(0.8)	(2.4)
Static	0.0	0.0
−100	(0.4)	(0.5)
−200	(1.6)	(5.2)

ALCO uses NPV simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, NPV simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The NPV simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the NPV. As with net interest income, this is used as the base line to measure the change in NPV when interest rates are shocked, in a parallel fashion, up and down 100, 200, and 300 basis points. As with the net interest income simulation model, NPV simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at December 31, 2006 and 2005 are included in the following table:

	At December 31,
	2006	2005
	% Change	% Change
Change in Interest Rate in Basis Points (Rate Shock)	in NPV	in NPV

+200	(5.0)	(7.1)
+100	(1.5)	(3.5)
Static	0.0	0.0
−100	(4.6)	(5.9)
−200	(17.9)	(25.5)

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other dealers. As of December 31, 2006, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.

Liquidity and Capital Resources

As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including collecting loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB Seattle and other borrowings. Deposits increased 40% to $6.75 billion at December 31, 2006 from $4.81 billion at December 31, 2005, mainly due to increases of $1.21 billion in time deposits. This increase in time deposits primarily reflected Sterling’s use of funds as a cost competitive source to generate loan growth, in addition to time deposits added as a result of Sterling’s acquisitions.

Sterling Savings Bank and Golf Savings Bank actively manage their liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals.

This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, deposit fluctuations and loan funding needs.

During the year ended December 31, 2006, net cash used in investing activities was $757.1 million, which consisted mainly of funding of loans, partially offset by cash inflows from loan principal repayments and runoff in the MBS portfolio. During the year, net cash provided by financing activities was $693.2 million, which consisted primarily of net inflows from deposit accounts.

Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements. FHLB Seattle advances are collateralized with securities, and commercial and residential loans. At December 31, 2006, this credit line represented a total borrowing capacity of $2.04 billion, of which $734.9 million was available. The FHLB Seattle has been undergoing organizational and operational changes for more than two years pursuant to a written agreement with its regulator, the Federal Housing Finance Board (“Finance Board”). During this time, FHLB Seattle continued to provide Sterling with ready sources of liquidity. Based on FHLB Seattle’s recent earnings and capital position, the Finance Board permitted the FHLB Seattle to resume dividend payments in December 2006, and on January 12, 2007, terminated the written agreement. Also, the Standard & Poor’s rating outlook for FHLB Seattle improved to “stable.”

Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans. At December 31, 2006, Sterling Savings Bank had $616.4 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $193.0 million. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “— Asset and Liability Management” and Note 10 of “Notes to Consolidated Financial Statements.”

Sterling, on a parent company-only basis, had cash of approximately $21.1 million and $15.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, Sterling had an investment of $175.1 million and $110.1 million, respectively, in the preferred stock of Sterling Savings Bank, and $512.6 million and $294.6 million, respectively, in the common stock of Sterling Savings Bank. The increase in the preferred stock investment reflects proceeds from Trust Preferred Securities issued by Sterling Capital Trusts VII and VIII. The increase in the investment in the common stock of Sterling Savings Bank reflects Sterling’s acquisition and merger of FirstBank Northwest into Sterling Savings Bank, as well as an investment of $52.2 million that was funded with borrowings, and a dividend from Golf Savings Bank of $32.2 million as a result of asset and liability transfers following the closing of the acquisition by Sterling. Also during 2006, Sterling invested $1.5 million in the common stock of Golf Savings Bank. Sterling received cash dividends from Sterling Savings Bank of $24.3 million and $11.6 million during the twelve months ended December 31, 2006, and December 31, 2005, respectively. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents Sterling’s on-and-off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2006:

	Payments Due by Period
		Less Than		Over	More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(Dollars in thousands)

Long-term debt(1)	$2,165,197	$890,114	$311,615	$699,224	$264,244
Capital lease obligations	0	0	0	0	0
Operating leases	86,352	11,703	20,249	14,982	39,418
Purchase obligations(2)	41,161	18,157	15,336	7,668	0
Other long-term liabilities(3)	34,854	478	1,528	1,940	30,908

Total	$2,327,564	$920,452	$348,728	$723,814	$334,570

(1)	Excludes interest payments. See Notes 8 — 10 of “Notes to Consolidated Financial Statements.”

(2)	Excludes recurring accounts payable amounts due in the first quarter of 2007.

(3)	Includes amounts associated with retirement and benefit plans and other compensation arrangements. The amounts represent the total future potential payouts assuming all current participants become fully vested in their respective plans or arrangements. See Note 17 of “Notes to Consolidated Financial Statements.”

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

As part of its mortgage banking activities, Sterling issues interest rate lock commitments (“rate locks”) to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as FNMA, under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges IRR by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. At December 31, 2006, Sterling did not have any loans locked with investors under mandatory delivery programs, nor hold any offsetting forward sale agreements on MBS. As of December 31, 2006, Sterling had entered into best efforts forward commitments to sell $142.6 million of mortgage loans.

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of December 31, 2006, Sterling recorded an asset of approximately $482,000 for the estimated fair value of rate locks issued and a liability of approximately $482,000 for the estimated fair value of delivery commitments received. As of December 31, 2005, Sterling had loans subject to rate locks under a mandatory delivery program and held off-setting forward sale agreements for MBS. Correspondingly, as of December 31, 2005, Sterling recorded an asset of $147,000 for the fair value of rate locks and a liability of $25,000 for the fair value of forward sale agreements.

Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering into comparable dealer swaps. These contracts are carried at fair value.

Capital

Sterling’s total shareholders’ equity was $783.4 million at December 31, 2006, compared with $506.7 million at December 31, 2005. The increase in total shareholders’ equity was primarily due to the retention of earnings, and issuance of Sterling’s common stock in connection with the acquisition of Golf Savings Bank and FirstBank. Shareholders’ equity was 8.0% of total assets at December 31, 2006, compared with 6.7% at December 31, 2005.

At December 31, 2006 and 2005, Sterling had an unrealized loss of $52.8 million and $54.1 million, respectively, on investment securities and MBS classified as available for sale. The change since December 31, 2005 reflects the increase in the market value of the MBS portfolio. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.

Sterling has outstanding various series of Capital Securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling and qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 10 of “Notes to Consolidated Financial Statements.”

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At December 31, 2006, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations.

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

New Accounting Policies

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount, if any, that is owed current or former employees under split dollar BOLI. Also in September, the EITF Issued No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF Issue No. 06-5 requires recognition of various other amounts under insurance contracts. EITF 06-4 is effective January 1, 2008 and EITF 06-5 is effective January 1, 2007. Sterling is currently assessing the potential impact of these standards.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 157 to have a material effect on Sterling.

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

Effects of Inflation and Changing Prices

A financial institution has an asset and liability structure that is interest-rate sensitive. As a holder of monetary assets and liabilities, an institution’s performance may be significantly influenced by changes in interest rates. Although changes in the prices of goods and services do not necessarily move in the same direction as interest rates, increases in inflation generally have resulted in increased interest rates, which may have an adverse effect on Sterling’s business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Sterling’s market risk, see “MD&A — Asset and Liability Management.”

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

There were no changes in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Sterling’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Sterling’s management, Sterling conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s evaluation under the COSO Framework, Sterling’s management has concluded that Sterling’s internal control over financial reporting was effective as of December 31, 2006.

For purposes of evaluating internal controls over financial reporting, management determined that the internal controls over financial reporting of Lynnwood and FirstBank, which Sterling acquired in July and November of 2006, respectively, would be excluded from the internal control assessment as of December 31, 2006, as permitted by the rules and regulations of the Securities and Exchange Commission. Lynnwood’s and FirstBank’s total assets were 3% and 10% of total consolidated assets, respectively. Since being acquired, Lynnwood’s and FirstBank’s net interest income represented 2% and less than 1% of Sterling’s consolidated net interest income, respectively.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been attested to by BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Sterling’s annual report on form 10-K, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sterling Financial Corporation (“Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

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

As described in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lynnwood Financial Group, Inc (“Lynnwood”) and FirstBank NW Corp (“FirstBank”), which the Company acquired in July and November of 2006, respectively. Lynnwood’s and FirstBank’s total assets were 3% and 10%, respectively, of total consolidated assets as of December 31, 2006. For the year ended December 31, 2006, Lynnwood’s and FirstBank’s net interest income was 2% and less than 1%, respectively, of consolidated net interest income. Our audit of the effectiveness of the Company’s internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of FirstBank and Lynnwood.

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

In our opinion, management’s assessment that Sterling Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Sterling Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation as of December 31, 2006 and

2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Sterling Financial Corporation and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

BDO Seidman, LLP
Spokane, Washington
February 28, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, the information set forth in Sterling’s Proxy Statement for its 2007 annual meeting of shareholders, under the headings “Board of Directors of Sterling Financial Corporation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning Sterling’s Audit Committee financial expert is set forth under the caption “Information Concerning the Board of Directors and Its Committees — Committees of the Board of Directors” in Sterling’s Proxy Statement and is incorporated herein by reference.

Sterling has adopted a Code of Ethics that applies to all Sterling employees and directors, including Sterling’s senior financial officers. The Code of Ethics is publicly available on Sterling’s website at www.sterlingsavingsbank.com.

Item 11.	Executive Compensation

In response to this Item, the information set forth in the Proxy Statement under the headings “Executive Compensation,” “Personnel Committee Report,” and “Personnel Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information set forth in the Proxy Statement under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information set forth in the Proxy Statement under the headings “Interest of Directors, Officers and Others in Certain Transactions” and “Corporate Governance — Affirmative Determinations Regarding Director Independence” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

In response to this Item, the information set forth in the Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm,” “Audit Committee Report,” “Independent Public Accounting Firm’s Fees,” and “Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

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

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, Chief Executive Officer,
Principal Executive Officer

February 28, 2007

By	/s/ William W. Zuppe
William W. Zuppe
President, Chief Operating Officer, Director

February 28, 2007

By	/s/ Daniel G. Byrne
Daniel G. Byrne
Executive Vice President, Assistant Secretary and
Principal Financial Officer

February 28, 2007

By	/s/ Robert G. Butterfield
Robert G. Butterfield
Vice President, Controller and Principal Accounting Officer

February 28, 2007

February 28, 2007

By	/s/ Rodney W. Barnett
Rodney W. Barnett, Director

February 28, 2007

By	/s/ Donald N. Bauhofer
Donald N. Bauhofer, Director

February 28, 2007

By	/s/ William L. Eisenhart
William L. Eisenhart, Director

February 28, 2007

By	/s/ James P. Fugate
James P. Fugate, Director

By
Robert D. Larrabee, Director

February 28, 2007

By	/s/ Donald J. Lukes
Donald J. Lukes, Director

February 28, 2007

By	/s/ Michael F. Reuling
Michael F. Reuling, Director

Exhibit No.	Exhibit Index

2.1	Agreement and Plan of Merger by and between Sterling and Northern Empire Bancshares dated as of September 17, 2006. Filed as Exhibit 2.1 to Sterling’s current report on Form 8-K filed September 18, 2006 and incorporated by reference herein.
2.2	Agreement and Plan of Merger by and between Sterling and FirstBank NW Corp. dated as of June 4, 2006. Filed as Appendix A to Sterling’s Registration Statement on Form S-4 dated August 31, 2006 and incorporated by reference herein.
3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s report on Form 10-Q filed May 15, 2003, and incorporated by reference herein.
3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s current report on Form 8-K filed September 2, 2005 and incorporated by reference herein.
3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 dated December 9, 2002, and incorporated by reference herein.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	Credit Agreement by and between Sterling and Wells Fargo Bank, National Association, entered into on August 21, 2006 and dated as of August 4, 2006, and First Amendment thereto dated as of August 29, 2006. Filed as Exhibit 10.1 to Sterling’s Quarterly Report on Form 10-Q dated November 9, 2006 and incorporated by reference herein.
10.2	Sterling Financial Corporation 2003 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 22, 2003, and incorporated by reference herein.
10.3	Sterling Financial Corporation 2001 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 24, 2001, and incorporated by reference herein.
10.4	Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.5 to Sterling’s Annual Report on Form 10-K dated February 22, 2000, and incorporated by reference herein.
10.5	Sterling Financial Corporation 1998 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998, and incorporated by reference herein.
10.6	Sterling Savings Bank Deferred Compensation Plan, effective date April 1, 2006. Filed herewith.
10.7	Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan. Filed as Exhibit 10.9 to Sterling’s Annual Report on Form 10-K dated March 21, 2004, and incorporated by reference herein.
12.1	Statement regarding Computation of Return on Average Shareholders’ Equity. Filed herewith.
12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.
21.1	List of Subsidiaries of Sterling. Filed herewith.
23.1	Consent of BDO Seidman, LLP. Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2007, expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
February 28, 2007

Sterling Financial Corporation

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)

ASSETS:
Cash and cash equivalents:
Interest bearing	$13,846	$9,400
Noninterest bearing and vault	164,719	121,907

Total cash and cash equivalents	178,565	131,307

Restricted cash	1,150	862
Investments and mortgage-backed securities (“MBS”):
Available for sale	1,820,583	2,076,615
Held to maturity	93,063	51,924
Loans receivable, net	7,015,401	4,885,916
Loans held for sale	91,469	7,894
Accrued interest receivable	55,519	35,805
Real estate owned, net	4,052	779
Office properties and equipment, net	93,796	82,432
Bank-owned life insurance (“BOLI”)	139,206	107,649
Goodwill	247,244	112,707
Other intangible assets	28,570	17,625
Mortgage servicing rights, net	7,335	5,430
Prepaid expenses and other assets, net	52,699	41,983

Total assets	$9,828,652	$7,558,928

LIABILITIES:
Deposits	$6,746,028	$4,806,301
Advances from Federal Home Loan Bank of Seattle (“FHLB Seattle”)	1,308,617	1,443,462
Securities sold subject to repurchase agreements and funds purchased	616,354	611,676
Other borrowings	240,226	110,688
Cashiers checks issued and payable	18,144	5,483
Borrowers’ reserves for taxes and insurance	2,348	1,527
Accrued interest payable	39,863	18,169
Accrued expenses and other liabilities	73,656	54,937

Total liabilities	9,045,236	7,052,243

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 60,000,000 shares authorized; 42,042,740 and 34,855,549 shares issued and outstanding	42,043	34,856
Additional paid-in capital	590,218	385,353
Accumulated other comprehensive loss:
Unrealized losses on investments and MBS available-for-sale, net of deferred income taxes of $19,531 and $20,021	(33,350)	(34,219)
Retained earnings	184,505	120,695

Total shareholders’ equity	783,416	506,685

Total liabilities and shareholders’ equity	$9,828,652	$7,558,928

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Interest income:
Loans	$458,558	$296,306	$229,448
MBS	88,398	88,682	85,009
Investments and cash equivalents	3,899	2,823	5,304

Total interest income	550,855	387,811	319,761

Interest expense:
Deposits	185,273	91,990	53,483
Short-term borrowings	35,979	35,255	23,787
Long-term borrowings	65,691	44,031	45,675

Total interest expense	286,943	171,276	122,945

Net interest income	263,912	216,535	196,816
Provision for losses on loans	(18,703)	(15,200)	(12,150)

Net interest income after provision for losses on loans	245,209	201,335	184,666

Non-interest income:
Fees and service charges	42,995	34,702	32,692
Mortgage banking operations	20,216	17,899	6,155
Loan servicing fees	1,812	434	561
Net gains (losses) on sales of securities	0	(57)	4,571
Real estate owned and other collateralized assets operations	176	477	(162)
BOLI	5,020	5,914	4,340
Gain (charge) related to early repayment of debt	(204)	645	(238)
Other non-interest expense	(675)	(445)	(120)

Total non-interest income	69,340	59,569	47,799

Non-interest expenses (Note 18)	206,373	170,281	148,370

Income before income taxes	108,176	90,623	84,095

Income tax benefit (provision)
Current	(41,797)	(23,192)	(19,030)
Deferred	7,567	(6,212)	(8,760)

Total tax provision	(34,230)	(29,404)	(27,790)

Net income	$73,946	$61,219	$56,305

Earnings per share — basic	$2.03	$1.77	$1.66

Earnings per share — diluted	$2.01	$1.75	$1.62

Weighted average shares outstanding — basic	36,423,095	34,633,952	33,931,509

Weighted average shares outstanding — diluted	36,841,866	35,035,029	34,708,794

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)

Net income	$73,946	$61,219	$56,305
Other comprehensive income (loss):
Change in unrealized gains or losses on investments and MBS available for sale, net of reclassification adjustments	1,359	(39,303)	8,437
Less deferred income tax benefit (provision)	(490)	14,554	(2,714)

Net other comprehensive income (loss)	869	(24,749)	5,723

Comprehensive income	$74,815	$36,470	$62,028

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balance, January 1, 2004	14,863,917	$14,864	$181,382	$(15,193)	$69,295	$250,348
Shares issued upon exercise of stock options	565,638	566	6,074			6,640
Shares issued for business combination	5,455,269	5,455	140,485			145,940
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				5,723		5,723
10% common stock dividend	2,053,421	2,053	60,414		(62,467)	0
Cash paid for fractional shares	(2,091)	(2)	(61)			(63)
Tax benefit of stock options			4,951			4,951
Net income					56,305	56,305

Balance, December 31, 2004	22,936,154	22,936	393,245	(9,470)	63,133	469,844
Shares issued upon exercise of stock options	366,696	367	3,044			3,411
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				(24,749)		(24,749)
Stock split — three for two	11,553,249	11,553	(11,553)			0
Cash dividends declared					(3,657)	(3,657)
Cash paid for fractional shares	(550)		(14)			(14)
Tax benefit of stock options			631			631
Net income					61,219	61,219

Balance, December 31, 2005	34,855,549	34,856	385,353	(34,219)	120,695	506,685
Shares issued upon exercise of stock options	483,183	483	5,883			6,366
Shares issued for business combinations	6,645,882	6,646	194,479			201,125
Shares issued for 401(k) match and direct stock purchases	58,126	58	1,617			1,675
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				869		869
Cash dividends declared					(10,136)	(10,136)
Stock option compensation expense			182			182
Tax benefit of stock options			2,704			2,704
Net income					73,946	73,946

Balance, December 31, 2006	42,042,740	$42,043	$590,218	$(33,350)	$184,505	$783,416

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$73,946	$61,219	$56,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	18,873	15,223	12,155
Stock dividends on FHLB Seattle stock	0	(303)	(1,994)
Accretion of deferred gain on sale of building	(320)	0	0
Net gain on sales of loans, investments and MBS	(10,545)	(10,219)	(7,093)
Stock based compensation	182	0	0
Excess tax benefit from stock based compensation	(2,704)	0	0
Stock issuances relating to 401(k) match	1,582	0	0
Other gains and losses	1,910	(103)	117
Gain related to early repayment of debt	0	(645)	0
Increase in cash surrender value of BOLI	(5,020)	(5,914)	(4,340)
Depreciation and amortization	19,253	20,063	14,289
Deferred income tax (provision) benefit	7,567	(6,212)	8,760
Change in:
Accrued interest receivable	(11,259)	(8,326)	(4,437)
Prepaid expenses and other assets	(11,722)	17,375	1,955
Cashiers checks issued and payable	11,529	2,270	(14,411)
Accrued interest payable	19,684	3,327	4,505
Accrued expenses and other liabilities	(11,767)	10,734	(7,934)
Proceeds from sales of loans originated for sale	630,185	182,538	205,899
Loans originated for sale	(620,214)	(178,718)	(203,378)

Net cash provided by operating activities	111,160	102,309	60,398

Cash flows from investing activities:
Change in restricted cash	(288)	419	223
Loans funded and purchased	(4,235,924)	(3,732,692)	(3,102,775)
Loan principal received	3,066,906	2,619,152	2,308,746
Proceeds from sales of other loans	90,802	472,682	0
Purchase of investments securities	(60,165)	(17,152)	(239,438)
Proceeds from maturities of investments securities	21,685	2,604	226,535
Proceeds from sales of investments securities	0	14,844	97,597
Cash and cash equivalents acquired as part of mergers	82,403	0	44,031
Purchase of BOLI	0	(10,000)	0
Purchase of mortgage-backed securities	0	(471,715)	(1,312,581)
Principal payments on MBS	270,291	385,126	353,175
Proceeds from sales of MBS	0	115,837	537,672
Purchase of office properties and equipment	(15,120)	(12,901)	(10,623)
Sale of office properties and equipment	21,015	268	0
Improvements and other changes to real estate owned	(11)	(331)	241
Proceeds from sales of real estate owned	1,353	4,104	6,705

Net cash used in investing activities	(757,053)	(629,755)	(1,090,492)

Cash flows from financing activities:
Net change in transaction and savings deposits	$249,122	$302,593	$139,333
Proceeds from issuance of time deposits	3,912,383	2,749,173	2,050,289
Payments for maturing time deposits	(3,451,067)	(2,195,593)	(1,819,944)
Interest credited to deposits	164,185	86,832	50,399
Advances from FHLB Seattle	2,316,797	1,204,777	1,401,062
Repayment of advances from FHLB Seattle	(2,519,021)	(1,395,513)	(1,150,896)
Net change in securities sold subject to repurchase agreements and funds purchased	(83,137)	(168,336)	416,875
Proceeds from other borrowings	130,000	0	0
Repayment of other borrowings	(27,200)	(19,000)	(36,995)
Payments for fractional shares	0	(14)	(240)
Proceeds from stock purchases	6,459	3,411	7,083
Excess tax benefit from stock based compensation	2,704	0	0
Deferred financing costs	0	(75)	0
Cash dividends paid to shareholders	(8,895)	(1,736)	0
Other	821	(953)	836

Net cash provided by financing activities	693,151	565,566	1,057,802

Net change in cash and cash equivalents	47,258	38,120	27,708
Cash and cash equivalents, beginning of year	131,307	93,187	65,479

Cash and cash equivalents, end of year	$178,565	$131,307	$93,187

Supplemental disclosures:
Cash paid during the period for:
Interest	$265,249	$167,949	$116,326
Income taxes	41,273	11,377	17,427
Noncash financing and investing activities:
Loans converted into real estate owned	4,326	2,271	3,858
Common stock issued for business combinations	201,125	0	145,940
Common stock cash dividend accrued	3,154	1,921	0
Common stock dividend	0	0	62,467
Common stock split, effected as dividend	0	11,553	0
Deferred gains on sales of branches	10,319	0	0

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Summary of Significant Accounting Policies
For the Years Ended December 31, 2006, 2005 and 2004

Business

Sterling Financial Corporation (“Sterling”) is a bank holding company, the principal operating subsidiaries of which are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company (“Action Mortgage”), INTERVEST-Mortgage Investment Company (“INTERVEST”) and Harbor Financial Services, Inc. (“Harbor Financial”). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.

Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $9.83 billion in total assets at December 31, 2006, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 166 financial service centers located in Washington, Oregon, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.

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

Sterling Financial Corporation

Summary of Significant Accounting Policies — (Continued)

interest bearing cash equivalents in the consolidated balance sheet. The securities underlying the agreements are comprised of mutual fund shares that are primarily invested in U.S. government securities.

Investments and MBS

Sterling classifies debt and equity investments and MBS as follows:

•	Available for Sale. Except for FHLB Seattle stock, debt and equity investments and MBS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2006 and 2005. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders’ equity until realized.

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

Sterling Financial Corporation

Summary of Significant Accounting Policies — (Continued)

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

Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2006, and concluded that the recorded values were not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different but still reasonable assumptions could produce a

Sterling Financial Corporation

Summary of Significant Accounting Policies — (Continued)

significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill or other intangible assets are impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations. Other intangible assets consisting of core deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships.

Loan Purchases

In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” loans are recorded at fair value if, when they are acquired, they show evidence of deteriorating in terms of credit quality, and a loss is deemed likely to occur. Fair value is defined as the present value of future cash flows, including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope that are considered in the future cash flow assessment. Sterling considers this guidance when entering into applicable transactions.

Mortgage Banking Operations

Sterling, mainly through Golf Savings Bank and INTERVEST, originates and sells loans and participating interests in loans to provide additional funds for general corporate purposes. Loans and participating interests therein are held for sale and are carried at the lower of cost or market value. Sterling recognizes a gain or loss on these loan sale transactions, which include a component reflecting the differential between the contractual interest rate of the loan and the interest rate, which will be received by the investor. The present value of the estimated future profit for servicing the loans, together with the normal servicing fee rate and changes in the fair value of any derivatives, is taken into account in determining the amount of gain or loss on the sale of loans.

At December 31, 2006 and 2005, mortgage servicing rights were approximately $7.3 million and $5.4 million, respectively, which are net of accumulated amortization of approximately $6.4 million and $5.2 million, respectively. The initial valuation of mortgage servicing rights is based on the relative fair value of the servicing rights and the loan that was sold. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

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

Sterling Financial Corporation

Summary of Significant Accounting Policies — (Continued)

Stock-Based Compensation

On January 1, 2006, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), became effective for Sterling. As such, stock options issued as compensation are recorded as an expense at their estimated fair value. Prior to SFAS No. 123(R)’s effective date, Sterling had elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation cost was recognized at the measurement date of the amount, if any, that the quoted market price of Sterling’s common stock exceeded the option exercise price. Sterling has only granted its common stock options to employees with exercise prices equal to the market price of Sterling’s common stock on the measurement dates. Thus, prior to the implementation of SFAS No. 123(R), no compensation cost had been recognized.

Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), Sterling reports and displays comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount

Year ended December 31, 2006	$0
Year ended December 31, 2005	(64)
Year ended December 31, 2004	464

These (gains) losses had previously been included in other comprehensive income as unrealized (gains) losses on investments and MBS available for sale.

Hedging Activities

As part of its mortgage banking activities, Sterling issues interest rate lock commitments (“rate locks”) to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as FNMA, under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges IRR by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. At December 31, 2006, Sterling did not have any loans locked with investors under mandatory delivery programs, nor hold any offsetting forward sale agreements on MBS. As of December 31, 2006, Sterling had entered into best efforts forward commitments to sell $142.6 million of mortgage loans.

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. At December 31, 2006, Sterling recorded an asset of approximately $482,000 for the estimated fair value of rate locks issued and a liability of approximately $482,000 for the estimated fair value of delivery commitments received. As of December 31, 2005, Sterling had loans subject to rate locks under a mandatory delivery program and held off-setting forward sale agreements for MBS. Correspondingly, as of December 31, 2005, Sterling recorded an asset of $147,000 for the fair value of rate locks

Sterling Financial Corporation

Summary of Significant Accounting Policies — (Continued)

and a liability of $25,000 for the fair value of forward sale agreements.

Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering into comparable dealer swaps. These contracts are carried at fair value.

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

Other Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount, if any, that is owed current or former employees under split dollar BOLI. Also in September, the EITF Issued No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF Issue No. 06-5 requires recognition of various other amounts under insurance contracts. EITF 06-4 is effective January 1, 2008 and EITF 06-5 is effective January 1, 2007. Sterling is currently assessing the potential impact of these standards.

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

Sterling Financial Corporation

Summary of Significant Accounting Policies — (Continued)

strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 allows combined valuation and accounting. This statement will be effective for Sterling as of January 1, 2007. Sterling is considering implementing the combined valuation approach when applicable, and does not expect the standard to have a material impact on the consolidated financial results.

Sterling Financial Corporation

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

1.	Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows (in thousands):

	Available for sale
		Gross	Gross
		Unrealized	Unrealized	Carrying/Fair
	Amortized Cost	Gains	Losses	Value

December 31, 2006
U.S. Government and agency obligations	$22,462	$1	$(135)	$22,328
FHLB Seattle stock (restricted)	91,897	0	0	91,897
MBS	1,740,328	1	(52,657)	1,687,672
Other	18,681	5	0	18,686

Total	$1,873,368	$7	$(52,792)	$1,820,583

December 31, 2005
U.S. Government and agency obligations	$21,976	$1	$(184)	$21,793
FHLB Seattle stock (restricted)	76,626	0	0	76,626
MBS	2,014,512	188	(54,118)	1,960,582
Other	17,614	0	0	17,614

Total	$2,130,728	$189	$(54,302)	$2,076,615

	Held to Maturity
		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
	Carrying Value	Gains	Losses	Fair Value

December 31, 2006
Municipal bonds	$92,808	$314	$(848)	$92,274
Other	255	0	0	255

Total	$93,063	$314	$(848)	$92,529

December 31, 2005
Municipal bonds	$50,907	$224	$(400)	$50,731
Other	1,017	0	0	1,017

Total	$51,924	$224	$(400)	$51,748

At December 31, 2006 and 2005, accrued interest on investments and MBS was $8.6 million and $9.1 million, respectively.

During the years ended December 31, 2006, 2005 and 2004, Sterling sold available-for-sale investments and MBS which resulted in the following (in thousands):

	Proceeds from	Gross Realized	Gross Realized
	Sales	Gains	Losses

Year ended December 31, 2006	$0	$0	$0
Year ended December 31, 2005	130,681	442	499
Year ended December 31, 2004	635,269	6,390	1,819

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available-for-sale MBS:
1 to 5 years	$80,747	$78,196
After 5 years through 10 years	9,382	9,115
After 10 years	1,650,199	1,600,361

	$1,740,328	$1,687,672

Available-for-sale U.S. Government and agency obligations:
Under 1 year	$12,472	$12,469
After 1 year through 5 years	9,990	9,859

	$22,462	$22,328

FHLB Seattle stock (restricted) and other available for sale:
After 5 years through 10 years	$0	$0
After 10 years	110,578	110,583

	$110,578	$110,583

Held-to-maturity municipal bonds:
Under 1 year	$1,800	$1,802
After 1 year through 5 years	1,755	1,722
After 5 through 10 years	9,445	9,381
After 10 years	79,808	79,369

	$92,808	$92,274

Other held-to-maturities securities:
Under 1 year	$80	$80
After 1 year through 5 years	175	175

	$255	$255

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

In accordance with FASB Staff Position No. 115-1, the following table summarizes Sterling’s gross unrealized losses on temporarily impaired investments and MBS as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Market Value	Losses	Market Value	Losses	Market Value	Losses

December 31, 2006
U.S. Government and agency obligations	$2,003	$(2)	$11,855	$(134)	$13,858	$(136)
Municipal bonds	42,236	(564)	24,861	(283)	67,097	(847)
MBS	47,503	(238)	1,630,945	(52,420)	1,678,448	(52,658)

Total	$91,742	$(804)	$1,667,661	$(52,837)	$1,759,403	$(53,641)

December 31, 2005
U.S. Government and agency obligations	$19,754	$(184)	$0	$0	$19,754	$(184)
Municipal bonds	6,031	(84)	26,490	(316)	32,521	(400)
MBS	958,156	(16,040)	934,828	(38,078)	1,892,984	(54,118)

Total	$983,941	$(16,308)	$961,318	$(38,394)	$1,945,259	$(54,702)

Sterling’s investment and MBS portfolio is managed to provide and maintain liquidity, maintain a balance of high quality diversified investments to minimize risk, provide collateral for pledging and maximize returns. Management believes all unrealized losses as of December 31, 2006 to be market driven, with no permanent sector or issuer credit concerns or impairments. As such, Sterling’s investments and MBS are believed to be temporarily impaired in value, and Sterling has the positive intent and ability to hold these investments until recovery.

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

At December 31, 2006 and 2005, U.S. government and agency obligations and MBS with an aggregate fair value of $128.7 million and $68.7 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon and Montana state laws and regulations. Additionally, Sterling periodically utilizes MBS as collateral for reverse repurchase agreements and other borrowing transactions. See Notes 9 and 10.

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

2.	Loans Receivable:

The components of loans receivable are as follows (in thousands):

	December 31,
	2006	2005

Residential real estate	$654,661	$488,633
Multifamily real estate	263,053	332,211
Commercial real estate	795,386	792,219
Construction	2,290,882	1,021,502
Consumer — direct	749,626	618,528
Consumer — indirect	288,704	166,143
Commercial banking	2,069,086	1,531,079

Total loans receivable	7,111,398	4,950,315
Deferred loan fees, net	(12,308)	(8,916)

Gross loans receivable	7,099,090	4,941,399
Allowance for losses on loans	(83,689)	(55,483)

Net loans receivable	$7,015,401	$4,885,916

Net accrued interest on loans receivable was approximately $46.8 million and $26.7 million at December 31, 2006 and 2005, respectively.

The following table sets forth the scheduled contractual principal repayments for Sterling’s loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for loan losses.

	Balance	Principal Payments
	Outstanding at	Contractually Due in Fiscal Years
	December 31, 2006	2007	2008-2011	Thereafter
	(In thousands)

Mortgage — permanent:
Fixed rate	$785,819	$50,989	$191,245	$543,585
Variable rate	927,281	67,120	263,518	596,643
Mortgage — construction	2,290,882	1,562,065	682,318	46,499
Consumer — direct	749,626	271,566	139,410	338,650
Consumer — indirect	288,704	60,201	201,032	27,471
Commercial banking	2,069,086	1,071,813	509,287	487,986

	$7,111,398	$3,083,754	$1,986,810	$2,040,834

Sterling originates the majority of its loans throughout the western United States. The value of real estate properties in the western United States is affected by changes in the economic environment. It is reasonably possible that these values could change in the near term, which may adversely affect Sterling’s estimate of its allowance for losses on loans associated with these loans receivable.

Sterling originates both variable and fixed-rate loans. The variable-rate loans have interest rate adjustment limitations and are generally indexed to various indices. Variable-rate real estate loans are typically indexed to the prime rate, one-year or five-year U.S. Treasury index, or periodic fixed-rate LIBOR swap curve. Future market

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

factors may affect the correlation of the interest rates Sterling pays on the short-term deposits that have been primarily utilized to fund these loans.

3.	Allowances for Losses on Loans and Real Estate Owned:

The following is an analysis of the changes in the allowances for losses on loans and real estate owned (in thousands):

	Years Ended December 31,
	2006	2005	2004

Allowance for losses on loans
Balance, January 1	$55,483	$49,362	$35,605
Provision	18,703	15,200	12,150
Allowance for losses on assets acquired	13,155	0	6,722
Amounts written off	(4,405)	(9,651)	(5,483)
Recoveries	753	572	368

Balance, December 31	83,689	55,483	49,362

Allowance for losses on real estate owned
Balance, January 1	17	0	3
Provision	170	23	5
Amounts written off	(187)	(6)	(8)
Recoveries	0	0	0

Balance, December 31	0	17	0

Total allowance for losses on loans and real estate owned	$83,689	$55,500	$49,362

The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

	December 31,
	2006	2005

Non-accrual loans(1)	$7,107	$6,542
Restructured loans(2)	0	1,081

Total impaired loans	$7,107	$7,623

(1)	The total allowance for losses on loans related to these loans was $1.4 million and $2.2 million at December 31, 2006 and 2005, respectively. Interest income of $249,000, $258,000 and $659,000, was recorded during the years ended December 31, 2006, 2005 and 2004, respectively, in connection with such loans. For loans on non-accrual status at year end, additional gross interest income of $321,000, $693,000 and $1,348,000, would have been recorded during the years ended December 31, 2006, 2005 and 2004, respectively, if non-accrual and restructured loans had been current in accordance with their original contractual terms.

The average recorded investment in impaired loans during the years ended December 31, 2006, 2005 and 2004 was $5.4 million, $12.3 million and $13.9 million, respectively.

(2)	Restructured loans occur when Sterling has agreed to compromise the contractual loan terms to provide a reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, because of deterioration in the financial position of the borrower. Restructured loans performing in accordance

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

with their new terms are not included in non-accrual loans unless there is uncertainty as to the ultimate collection of principal or interest.

4.	Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2006	2005

Residential	$621,597	$606,807
Commercial	1,638,748	814,316
Consumer	724	3,098

Total	$2,261,069	$1,424,221

The following is an analysis of the changes in mortgage servicing rights (in thousands):

	Years Ended December 31,
	2006	2005

Balance, January 1	$5,430	$4,078
Originated servicing	797	2,790
Amortization	(1,160)	(1,754)
Acquired	2,268	316

Balance, December 31	$7,335	$5,430

Sterling has sold participations in certain commercial real estate loans to investors on a servicing retained basis. During the years ended December 31, 2006, 2005 and 2004, Sterling sold approximately $54.9 million, $125.5 million and $16.3 million in commercial real estate loans under participation agreements, resulting in net gains of $747,000, $449,000 and $44,000, respectively.

5.	Office Properties and Equipment:

The components of office properties and equipment are as follows (in thousands):

	December 31,		Estimated
	2006	2005	Useful Life

Buildings and improvements	$55,583	$57,678	20-40 years
Furniture, fixtures, equipment and computer
software	66,733	55,002	3-10 years
Leasehold improvements	12,896	7,716	5-20 years
Automobiles	116	178	3-5 years

	135,328	120,574
Less accumulated depreciation and amortization	(55,346)	(51,236)

	79,982	69,338
Land	13,814	13,094

Total office properties and equipment	$93,796	$82,432

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2006, Sterling entered into sale leaseback transactions on full service branches and administrative offices with a total net book value of $10.6 million, resulting in a gain of $10.3 million to be recognized over the life of the leases.

6.	Goodwill and Other Intangible Assets:

The changes in the carrying value of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Amount

Balance as of January 1, 2005	$112,398
Goodwill added	309

Balance at December 31, 2005	112,707
Goodwill acquired during the year	134,129
Goodwill added	408

Balance as of December 31, 2006	$247,244

As of December 31, 2005, the majority of goodwill was allocated to the community banking segment. In 2006, goodwill of $30.9 million acquired in the Lynnwood Financial Group, Inc. (“Lynnwood”) acquisition was allocated to the residential mortgage banking segment. Also in 2006, goodwill acquired in the FirstBank NW Corp. (“FirstBank”) acquisition in the amount of $102.3 million was allocated to the community banking segment. During 2006 and 2005, goodwill added in the amount of $408,000 and $309,000, respectively, reflected contingent consideration earned on the acquisition of Peter W. Wong Associates, Inc. (“PWWA”).

The carrying value of core deposit intangibles at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005

Gross carrying value	$35,682	$22,332
Accumulated amortization	(7,112)	(4,707)

Net carrying value	$28,570	$17,625

The values of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship, which is generally 5 to 10 years. Core deposit intangible amortization expense for 2006 was $2.4 million and each of 2005 and 2004 was $2.2 million.

Core deposit intangible amortization expense over the next five years is projected as follows (in thousands):

Year Ending December 31,	Amount

2007	$3,786
2008	3,786
2009	3,786
2010	3,786
2011	3,676

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

7.	Deposits:

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31,		December 31,
	2006		2005
	Amount	%	Amount	%
	(Dollars in thousands)

Interest-bearing transaction	$483,551	7.2	$432,936	9.0
Noninterest-bearing transaction	834,140	12.4	673,934	14.0
Savings and MMDA	1,830,313	27.1	1,312,033	27.3
Time deposits	3,598,024	53.3	2,387,398	49.7

Total deposits	$6,746,028	100.0	$4,806,301	100.0

Annualized cost of deposits		3.32%		2.16%

Deposit growth was primarily in savings and time deposits, reflecting consumer demand, the use of brokered CD’s as a cost competitive source of funds, and the deposit mix of acquired entities.

At December 31, 2006, the scheduled maturities of time deposit accounts are as follows (in thousands):

		Weighted Average
	Amount	Interest Rate

Due within 1 year	$3,119,514	4.89%
Due in 1 to 2 years	174,248	4.21
Due in 2 to 3 years	105,417	4.27
Due in 3 to 4 years	78,344	4.88
Due in 4 to 5 years	42,838	5.14
Due after 5 years	77,663	4.76

	$3,598,024

At December 31, 2006 and 2005, the remaining maturities of time deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

	December 31,
	2006	2005

Three months or less	$931,437	$525,623
After three months through six months	644,825	332,184
After six months through twelve months	509,732	449,559
After twelve months	212,639	201,183

	$2,298,633	$1,508,549

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

7.	Deposits, Continued:

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Transaction accounts	$1,692	$1,340	$837
Savings and MMDA	47,844	22,272	11,347
Time deposits	135,737	68,378	41,299

	$185,273	$91,990	$53,483

8.	Advances from Federal Home Loan Bank of Seattle:

Advances from FHLB Seattle are collateralized by certain investments and MBS and qualifying loans with a carrying value of approximately $2.46 billion and $1.95 billion at December 31, 2006 and 2005, respectively. Sterling Savings Bank’s credit line with FHLB Seattle is limited to a percentage of its total regulatory assets, subject to collateralization requirements. At December 31, 2006, Sterling Savings Bank had the ability to borrow an additional $734.9 million from FHLB Seattle.

The advances from FHLB Seattle at December 31, 2006 and 2005, are repayable as follows (in thousands):

	December 31,2006		December 31,2005
		Weighted Average		Weighted Average
	Amount	InterestRate	Amount	Interest Rate

Due within 1 year	$803,307	5.14%	$670,047	3.39%
Due in 1 to 2 years	148,019	4.71	131,018	3.76
Due in 2 to 3 years	83,596	5.28	120,636	4.30
Due in 3 to 4 years	195,941	4.86	168,000	3.81
Due in 4 to 5 years	11,579	5.00	225,000	4.41
Due after 5 years	66,175	4.60	128,761	4.23

	$1,308,617	5.03%	$1,443,462	3.84%

9.	Securities Sold Subject to Repurchase Agreements and Funds Purchased:

Sterling sells securities under agreements to repurchase the same or similar securities (“reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability on the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. The MBS underlying these agreements is held by Sterling, but the title has been transferred to the aforementioned banks. The risk of default under such agreements is limited by the financial strength of these broker/dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 2006, under the reverse repurchase agreements, Sterling has pledged as collateral investments and MBS with aggregate amortized costs and market values of $677.9 million and $652.5 million, respectively.

The average balances of reverse repurchase agreements were $632.0 million and $634.8 million during the years ended December 31, 2006 and 2005, respectively. The maximum amount outstanding at any month end during these same periods was $675.5 million and $821.4 million, respectively.

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006 and 2005, securities sold subject to repurchase agreements are repayable as follows (in thousands):

	December 31,2006		December 31,2005
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

Due within 1 yr	$86,354	4.81%	$261,676	4.07%
Due within 2 yrs	40,000	4.82	0	0.00
Due within 3 yrs	40,000	4.77	0	0.00
Due within 4 yrs	50,000	4.34	0	0.00
Due after 4 yrs	400,000	4.18	350,000	3.39

	$616,354	4.35%	$611,676	3.68%

10.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	December 31,
	2006	2005

Junior Subordinated Debentures	$236,772	$108,707
Other	3,454	1,981

Total other borrowings	$240,226	$110,688

Sterling raises capital from time to time through the formation of trust subsidiaries (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. The Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semiannually.

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Details of the Trust Preferred Securities are as follows:

		Maturity		Rate at December 31,			Amount (in
Subsidiary Issuer	Issue Date	Date	Call Date	2006			Thousands)

Sterling Capital Trust VIII	Sept 2006	Sept 2036	Sept 2011	Floating	6.99%		$51,547
Sterling Capital Trust VII	June 2006	June 2036	June 2011	Floating	6.89		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	7.16		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	8.56		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	8.62		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	8.52		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	8.62		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	8.52		9,484
Klamath First Capital Trust II	April 2002	April 2032	April 2007	Floating	9.09		13,154
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	9.30		15,160
Sterling Capital Trust II	July 2001	July 2031	June 2006	Fixed	10.25		24,743

					8.02	%*	$236,772

*	Weighted average rate

On August 21, 2006, Sterling entered into a $30 million one-year variable-rate revolving credit agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, replacing a $40 million credit facility Sterling previously had with Bank of Scotland. As of December 31, 2006, no amount was drawn on the credit facility. Amounts loaned pursuant to the Credit Facility will bear interest, at Sterling’s election, at either two percent below prime, or at LIBOR plus 90 basis points. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and merge into or consolidate with other entities. The Credit Facility may be terminated and loans under the Credit Facility may be accelerated if an event of default occurs, as defined in the Credit Facility. Sterling is obligated to repay the principal balance of any advances issued pursuant to the Credit Facility on August 3, 2007.

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes:

The components of income tax expense (benefit) included in the consolidated statements of income were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current income taxes:
Federal	$38,436	$21,667	$17,229
State	3,361	1,525	1,801

Total current income taxes	41,797	23,192	19,030
Deferred income taxes:
Federal	(6,959)	5,703	8,031
State	(608)	509	729

Total deferred income taxes	(7,567)	6,212	8,760

Total income tax expense	$34,230	$29,404	$27,790

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2006		2005
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$31,123	$0	$20,057	$0
Unrealized losses on available-for-sale securities	19,532	0	20,025	0
Purchase accounting premiums/discounts	15,581	19,636	12,314	12,941
Deferred compensation	6,333	0	4,775	0
FHLB Seattle dividends	0	16,016	0	12,930
Deferred loan fees	0	4,258	0	3,280
Office properties and equipment	2,408	0	0	2,417
Mortgage servicing rights	0	2,634	0	1,801
Nonaccrual loans	168	0	527	0
Prepaid expenses	0	444	0	570
Other	0	1,322	0	0

	$75,145	$44,310	$57,698	$33,939

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

A valuation allowance against deferred tax assets has not been established as it is more likely than not that these assets will be realized. The following table summarizes the calculation of Sterling’s effective tax rates for the periods presented (in thousands):

	Years Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Income tax provision at the federal statutory rate	$37,862	35.0%	$31,718	35.0%	$29,433	35.0%
Tax effect of:
State taxes, net of federal benefit	1,333	1.2	1,322	1.5	1,644	2.0
Tax-exempt interest	(998)	(0.9)	(655)	(0.7)	(770)	(0.9)
Bank owned life insurance	(1,735)	(1.6)	(2,070)	(2.3)	(1,519)	(1.8)
Acquisition costs	0	0.0	0	0.0	(366)	(0.4)
Tax credits	(1,433)	(1.4)	(874)	(1.0)	(531)	(0.6)
Other, net	(799)	(0.7)	(37)	(0.1)	(101)	(0.1)

	$34,230	31.6%	$29,404	32.4%	$27,790	33.2%

12.	Stock Options:

Stock option transactions are summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price

Balance, January 1	1,703,959	$19.46	1,793,975	$15.18	1,560,464	$9.61
Granted	20,000	25.28	401,000	25.71	478,500	26.49
Exercised	(495,208)	13.60	(491,016)	8.93	(895,287)	8.09
Acquisitions	265,160	9.35	0	0.00	650,298	10.38
Cancelled	(8,250)	8.91	0	0.00	0	0.00

Balance, December 31	1,485,661	$19.72	1,703,959	$19.46	1,793,975	$15.18

Exercisable	1,485,661		1,700,659		1,166,280

At December 31, 2006, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding and exercisable was 5.1 years and $20.9 million, respectively.

As of December 31, 2006, a total of 436,249 stock options remained available for grant under Sterling’s 2001 and 2003 Long-Term Incentive Plans. These options have terms of four, six or ten years. During the years ended December 31, 2006, 2005 and 2004, the fair value of options granted were $8.55, $7.91 and $11.77, respectively, and the intrinsic value of options exercised were $8.8 million, $8.0 million and $14.0 million, respectively. Stock compensation expense recognized during the year ended December 31, 2006 was $182,000. Had SFAS No. 123(R)

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

been effective during the years ended December 31, 2005 and 2004, Sterling’s reported net income and earnings per share would have been the following pro forma amounts:

	Years Ended December 31,
	2005	2004

Reported net income:	$61,219	$56,305
Add back: Stock-based employee compensation expense, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,319)	(7,331)

Pro forma net income	$57,900	$48,974

Basic earnings per share:
Reported earnings per share	$1.77	$1.66
Stock-based employee compensation, fair value	(0.10)	(0.22)

Pro forma earnings per share	$1.67	$1.44

Diluted earnings per share:
Reported earnings per share	$1.75	$1.62
Stock-based employee compensation, fair value	(0.09)	(0.21)

Pro forma earnings per share	$1.66	$1.41

The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used are presented in the following table:

	Years Ended December 31,
	2006	2005		2004

Expected volatility	31%	32%		37	% - 132%
Expected lives (in years)	5.5	2.9 - 5.4		4 - 10
Risk free interest rates	4.36%	4.37	% - 4.44%	1.77	% - 6.52%
Expected forfeiture rate	0%	0%		0%
Annual dividend yield	0.87%	0.87	% - 1.04%	0%

The following table summarizes information about Sterling’s plans at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$4.27 - $ 8.01	167,010	2.8 years	$5.64	167,010	$5.64
$8.01 - $12.02	247,884	3.6 years	9.71	247,884	9.71
$12.02 - $16.03	24,631	6.9 years	14.01	24,631	14.01
$16.03 - $20.04	251,767	5.1 years	19.38	251,767	19.38
$20.04 - $24.01	23,869	6.9 years	21.84	23,869	21.84
$24.01 - $26.71	770,500	6.0 years	26.21	770,500	26.21

	1,485,661			1,485,661

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

All share and dollar amounts have been restated to reflect the conversion of options upon the consummation of business combinations into a Sterling stock option at the exchange ratio. All exercise prices have been restated to reflect all stock splits to date.

13.	Shareholders’ Equity:

On August 31, 2005, Sterling completed a three for two stock split, resulting in the issuance of 11,553,249 shares of common stock to shareholders of record as of August 17, 2005. This split was effected in the form of a 50% stock dividend. During 2004, Sterling issued a 10% stock dividend. All weighted average shares outstanding and per share amounts have been retroactively restated to reflect these transactions.

In December 2005, Sterling registered one million shares of its common stock to be periodically issued pursuant to Sterling’s Dividend Reinvestment and Direct Stock Purchase and Sale Plan, including discounts ranging from 0% to 5%, at Sterling’s discretion.

On July 5, 2006, Sterling issued 1,799,961 shares of common stock in its acquisition of Lynnwood. On November 30, 2006, Sterling issued 4,821,913 shares of common stock in its acquisition of FirstBank. Also during the year, Sterling issued 12,004 shares of common stock on both January 17, 2006 and December 29, 2006 in connection with the earn out provisions of INTERVEST’s 2004 acquisition of PWWA.

In July 2006, Sterling filed with the SEC a “shelf” registration statement on Form S-3 for the issuance of up to $100 million in common stock and preferred stock. As of December 31, 2006, no shares had been issued under the registration statement.

Sterling has paid the following historical cash dividends:

Date Paid	Per Share Amount	Total

October 2005	$0.050	$1.7 million
January 2006	0.055	1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
October 2006	0.070	2.6 million
January 2007	0.075	3.2 million

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

the period. All prior period per share amounts have been restated to reflect the three for two stock split in August 2005.

	For the Year Ended December 31, 2006
		Weighted Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per common share — basic	$73,946	36,423,095	$2.03
Effect of dilutive securities:
Common stock options	0	418,771	(0.02)
Contingently issuable shares	0	0	0.00

Earnings per common share — diluted	$73,946	36,841,866	$2.01

Antidilutive options not included in diluted earnings per share		237,850

	For the Year Ended December 31, 2005
		Weighted Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per common share — basic	$61,219	34,633,952	$1.77
Effect of dilutive securities:
Common stock options	0	365,065	(0.02)
Contingently issuable shares	0	36,012	0.00

Earnings per common share — diluted	$61,219	35,035,029	$1.75

Antidilutive options not included in diluted earnings per share		857,000

	For the Year Ended December 31, 2004
		Weighted Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per common share — basic	$56,305	33,931,509	$1.66
Effect of dilutive securities:
Common stock options	0	774,236	(0.04)
Contingently issuable shares	0	3,049	0.00

Earnings per common share — diluted	$56,305	34,708,794	$1.62

Antidilutive options not included in diluted earnings per share		469,500

15.	Regulatory Capital:

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. Sterling Savings Bank and Golf Savings Bank have each received notification from their respective primary regulator that, as of

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

December 31, 2006 and 2005, each of the companies has been categorized as “well capitalized” pursuant to applicable regulations. There have been no conditions or events since notification that management believes have changed these classifications. The following table sets forth their respective capital positions at December 31, 2006.

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Tier 1 leverage (to average assets)
Sterling	$361,112	4.0%	$451,390	5.0%	$787,630	8.7%
Sterling Savings Bank	349,254	4.0	436,568	5.0	749,567	8.6
Golf Savings Bank	11,484	4.0	14,355	5.0	19,728	6.9
Tier I (to risk-weighted assets)
Sterling	315,401	4.0	473,101	6.0	787,630	10.0
Sterling Savings Bank	308,994	4.0	463,491	6.0	749,567	9.7
Golf Savings Bank	7,280	4.0	10,920	6.0	19,728	10.8
Total (to risk-weighted assets)
Sterling	630,802	8.0	788,502	10.0	871,319	11.1
Sterling Savings Bank	617,988	8.0	772,486	10.0	832,074	10.8
Golf Savings Bank	14,560	8.0	18,200	10.0	20,910	11.5
As of December 31, 2005:
Tier 1 leverage (to average assets)
Sterling	$283,237	4.0%	$354,046	5.0%	$524,708	7.4%
Sterling Savings Bank	283,573	4.0	354,466	5.0	507,711	7.2
Golf Savings Bank(1)	N/A	N/A	N/A	N/A	N/A	N/A
Tier I (to risk-weighted assets)
Sterling	221,485	4.0	332,227	6.0	524,708	9.5
Sterling Savings Bank	221,248	4.0	331,871	6.0	507,711	9.2
Golf Savings Bank(1)	N/A	N/A	N/A	N/A	N/A	N/A
Total (to risk-weighted assets)
Sterling	442,969	8.0	553,712	10.0	580,191	10.5
Sterling Savings Bank	442,495	8.0	553,119	10.0	563,194	10.2
Golf Savings Bank(1)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Golf Savings Bank’s capital ratios have not been disclosed for periods prior to Sterling’s acquisition of Golf Savings Bank in July 2006.

16.	Commitments and Contingencies:

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The undisbursed balances and other commitments as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2006	2005

Undisbursed loan funds — construction loans	$1,421,104	$911,864
Undisbursed lines of credit — commercial loans	746,084	579,182
Undisbursed lines of credit — consumer loans	288,839	247,030
Firm commitments to purchase loans	33,378	13,911
Firm commitments to sell loans	104,061	22,408

As of December 31, 2006 and 2005, Sterling had approximately $46.5 million and $37.5 million of commercial and standby letters of credit outstanding, respectively. During the years ended December 31, 2006 and 2005, Sterling collected approximately $377,000 and $240,000 in fees from these off-balance sheet arrangements.

Sterling historically has not realized material credit losses due to these off-balance sheet credits. Based on this fact and Sterling’s analysis of the undisbursed portion of these lines of credit, no specific valuation allowances were recorded for these off-balance sheet credits at December 31, 2006 and 2005.

As of December 31, 2006, Sterling had committed to invest a total of $17.0 million in a limited partnership for the development of low-income housing. As of December 31, 2006, $2.8 million of this commitment was disbursed. The fund invests in a series of low-income projects throughout the Pacific Northwest. Sterling receives tax deductions and tax credits from the partnership, which Sterling anticipates will yield a positive return on investment, but anticipates that the partnership interest will have no value at the end of the fifteen-year term.

Future minimum rental commitments as of December 31, 2006, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Year Ending December 31,	Amount

2007	$11,703
2008	10,898
2009	9,351
2010	8,426
2011	6,556
Thereafter	39,418

$86,352

Rent expense recorded for the years ended December 31, 2006, 2005 and 2004 was $9.3 million, $5.9 million and $4.5 million, respectively.

17.	Benefit Plans:

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee’s contribution. All matching contributions are made exclusively in the form of Sterling common stock. Each employee may make a supplemental contribution of an additional 65% of their salary. All employee contributions vest immediately and, if applicable, employer contributions vest over the employee’s first three years of employment. Employees have the option of investing their contributions among selected mutual funds and

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Sterling common stock. During the years ended December 31, 2006, 2005 and 2004, Sterling contributed approximately $1.8 million, $1.4 million and $1.3 million, respectively, to the employee savings plan.

Since 1984, Sterling has maintained a nonqualified Deferred Compensation Plan. The Deferred Compensation Plan component of the overall compensation plan is intended to link compensation to the long-term performance of Sterling and to provide a strong incentive for increasing shareholder value. As of December 31, 2006, there were seven participants in the Deferred Compensation Plan. The Deferred Compensation Plan was replaced with a Supplemental Executive Retirement Plan in 2002, and the Board has decided not to make any further contributions to the Deferred Compensation Plan. All amounts in a participant’s account become 100% vested upon a change of control; when the participant attains normal retirement age; when the employment of the participant terminates due to death or disability; or upon termination of the Plan. Prior to such an event, amounts in a participant’s account vest at the rate of 10% per year of service, provided that such vesting shall reach 100% when the participant reaches the age of 60. Payment may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board. Payment must be commenced within one year of the termination of the participant’s employment with Sterling. Sterling had $209,000, $80,000 and $129,000 in expense related to this plan for the years ending December 31, 2006, 2005 and 2004, respectively.

Since 2002, Sterling has maintained a Supplemental Executive Retirement Plan (the “SERP”). The SERP is a nonqualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling. Depending on their classification under the Plan, for 10 to 15 years, beginning at normal retirement age, participants will receive from 40%-60% of their base salary amount as of January 1, 2002. Retirement benefits vest at the rate of 10% per year of service. Except for participants who have completed 25 years of service, benefits are reduced for early retirement. Retirement benefits become 100% vested if, within two years of a change of control of Sterling Savings Bank, either the Plan or the participant’s employment are terminated. Sterling maintains and administers three additional SERPs from past acquisitions. These SERPs are all nonqualified, unfunded plans that were designed to provide retirement benefits for certain key employees and directors of the acquired companies. All amounts and benefits were established and accrued at acquisition either by previous service or change of control clauses. Sterling continues to administer these benefit plans, as necessary. Sterling had $1.8 million for the years ended December 31, 2006 and 2005, and $1.6 million for the year ended December 31, 2004 in expenses related to these plans. As of December 31, 2006 and 2005, Sterling had $13.6 million and $10.0 million, respectively, accrued as future obligations associated with these plans.

In 2006, Sterling adopted a nonqualified Deferred Compensation Plan. The Deferred Compensation Plan is designed to retain and attract key employees. Plan participation is limited to Directors and a select group of management or highly compensated employees as determined by the Plan Committee. As of December 31, 2006, there were 34 participants in the Deferred Compensation Plan. Under the plan, participants may contribute up to 75% of their base salary and up to 100% of commissions, bonus and director fees. The deferred amounts are credited to the participants’ accounts, which do not hold assets but are maintained for record-keeping-purposes. The amounts deferred under the Plan are credited based on the return of measurement funds selected by the participants. The measurement funds are designed to mirror the performance of mutual funds selected by the Plan Committee. All participant contributions vest immediately. Each year, based on a written agreement or at its sole discretion, Sterling may contribute amounts to all, some or none of the participants. The vesting of the Sterling contributions is determined based on a written agreement between the participant and Sterling or based on a vesting schedule determined by the Plan Committee. Within 60 days after the later of the first business day of the plan year following the plan year in which the participant retires, or the last day of the six month period immediately following the date on which the participant retires, the participant’s account will be distribute either in a lump sum or installments up to 15 years as elected by the participant. Within 60 days after the Plan Committee is notified of the participants’ death or the participant becomes disabled, the participants account will be distributed in a lump sum. Within 60 days after the last day of the six month period immediately following the date on which employment terminates, the participant’s account will be distribute in a lump sum payment. Participants may elect to receive a scheduled

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

distribution with certain exclusions. As of December 31, 2006, Sterling had accrued $1.4 million to reflect the anticipated liability.

18.	Non-Interest Expenses:

The components of total non-interest expenses are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Employee compensation and benefits	$117,186	93,367	$77,617
Occupancy and equipment	32,769	26,411	23,051
Data processing	14,180	12,678	10,596
Depreciation	10,280	8,627	7,321
Advertising	9,985	9,125	6,976
Travel and entertainment	5,955	4,522	4,071
Legal and accounting	2,478	3,134	3,075
Amortization of core deposit intangibles	2,405	2,222	2,222
Insurance	1,360	1,213	1,155
Merger and acquisition costs	454	0	4,835
Goodwill litigation	275	179	141
Other	9,046	8,803	7,310

	$206,373	170,281	$148,370

19.	Segment Information:

For purposes of measuring and reporting financial results, Sterling is divided into five business segments:

•	The Community Banking segment consists of the operations conducted by Sterling’s subsidiaries, Sterling Savings Bank and Golf Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Golf Savings Bank and Sterling Savings Bank’s subsidiary Action Mortgage Company (“Action Mortgage”).

•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company (“INTERVEST”).

•	The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank’s subsidiary Harbor Financial Services, Inc.

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	As of and for the Year Ended December 31, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total

Interest income	$514,156	$28,899	$9,298	$0	$(1,498)	$550,855
Interest expense	(269,164)	(7,153)	0	0	(10,626)	(286,943)

Net interest income (expense)	244,992	21,746	9,298	0	(12,124)	263,912
Provision for losses on loans	(18,613)	(90)	0	0	0	(18,703)
Noninterest income	55,569	18,875	6,047	3,445	(14,596)	69,340
Noninterest expense	(161,121)	(30,694)	(9,101)	(3,010)	(2,447)	(206,373)

Income (loss) before income taxes	$120,827	$9,837	$6,244	$435	$(29,167)	$108,176

Total assets	$9,596,998	$326,462	$10,929	$947	$(106,684)	$9,828,652

	As of and for the Year Ended December 31, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total

Interest income	$367,918	$11,794	$8,099	$0	$0	$387,811
Interest expense	(163,405)	0	0	0	(7,871)	(171,276)

Net interest income (expense)	204,513	11,794	8,099	0	(7,871)	216,535
Provision for losses on loans	(15,200)	0	0	0	0	(15,200)
Noninterest income	52,766	9,939	5,194	3,516	(11,846)	59,569
Noninterest expense	(140,153)	(18,317)	(7,584)	(3,612)	(615)	(170,281)

Income (loss) before income taxes	$101,926	$3,416	$5,709	$(96)	$(20,332)	$90,623

Total assets	$7,627,471	$22,204	$22,368	$623	$(113,738)	$7,558,928

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

	As of and for the Year Ended December 31, 2004
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total

Interest income	$303,431	$8,912	$7,280	$1	$137	$319,761
Interest expense	(114,803)	0	0	0	(8,142)	(122,945)

Net interest income (expense)	188,628	8,912	7,280	1	(8,005)	196,816
Provision for losses on loans	(12,150)	0	0	0	0	(12,150)
Noninterest income	47,073	9,202	1,606	3,678	(13,760)	47,799
Noninterest expense	(128,436)	(14,309)	(3,964)	(2,957)	1,296	(148,370)

Income (loss) before income taxes	$95,115	$3,805	$4,922	$722	$(20,469)	$84,095

Total assets	$6,992,194	$21,212	$18,485	$1,395	$(91,062)	$6,942,224

20.  Quarterly Financial Data (Unaudited):

The following tables present Sterling’s condensed operations on a quarterly basis for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$116,179	$126,720	$148,208	$159,748
Interest expense	(57,223)	(65,671)	(78,175)	(85,874)
Provision for losses on loans	(4,650)	(4,650)	(4,698)	(4,705)

Net interest income after provision for losses on loans	54,306	56,399	65,335	69,169
Other income	12,917	15,130	18,451	22,842
Operating expenses	(44,240)	(46,989)	(55,302)	(59,842)

Income before income taxes	22,983	24,540	28,484	32,169
Income tax provision	(7,567)	(7,609)	(9,145)	(9,909)

Net income	$15,416	$16,931	$19,339	$22,260

Earnings per share — basic	$0.44	$0.48	$0.52	$0.57

Earnings per share — diluted	$0.44	$0.48	$0.52	$0.57

Weighted average shares outstanding — basic	34,946,649	35,077,647	36,891,986	38,729,376

Weighted average shares outstanding — diluted	35,255,602	35,404,364	37,273,560	39,159,001

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$92,066	$95,056	$94,774	$105,915
Interest expense	(39,248)	(41,242)	(41,686)	(49,100)
Provision for losses on loans	(3,750)	(3,400)	(3,400)	(4,650)

Net interest income after provision for losses on loans	49,068	50,414	49,688	52,165
Other income	14,639	15,405	13,306	16,219
Operating expenses	(39,647)	(41,602)	(42,599)	(46,433)

Income before income taxes	24,060	24,217	20,395	21,951
Income tax provision	(8,169)	(8,209)	(6,505)	(6,521)

Net income	$15,891	$16,008	$13,890	$15,430

Earnings per share — basic	$0.46	$0.46	$0.40	$0.44

Earnings per share — diluted	$0.45	$0.46	$0.40	$0.44

Weighted average shares outstanding — basic	34,484,822	34,597,964	34,660,107	34,789,284

Weighted average shares outstanding — diluted	34,979,051	35,022,597	35,097,474	35,121,020

21.	Fair Values of Financial Instruments:

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The carrying and fair values of financial instruments were the following (in thousands):

	December 31,
	2006		2005
	Carrying	Fair	Carrying
	Amount	Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$179,715	$179,715	$132,169	$132,169
Investments and MBS:
Available for sale	1,820,583	1,820,583	2,076,615	2,076,615
Held to maturity	93,063	92,529	51,924	51,748
Loans held for sale	91,469	91,469	7,894	7,894
Loans receivable, net	7,015,401	6,947,660	4,885,916	4,883,265
Accrued interest receivable	55,519	55,519	35,805	35,805
Financial liabilities:
Non-maturity deposits	3,148,004	3,148,004	2,418,903	2,418,903
Deposits with stated maturities	3,598,024	3,600,415	2,387,398	2,382,189
Borrowings	2,165,197	2,148,717	2,165,826	2,115,145
Accrued interest payable	39,863	39,863	18,169	18,169

The fair value estimates above do not include the value of mortgage servicing rights on Sterling’s residential and commercial mortgage servicing portfolio of approximately $2.26 billion and $1.42 billion at December 31,

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

2006 and 2005, respectively. At December 31, 2006 and 2005, mortgage servicing rights were approximately $7.3 million and $5.4 million, respectively, which are net of accumulated amortization of approximately $6.4 million and $5.2 million, respectively.

22.	Related-Party Transactions:

One of Sterling Savings Bank’s directors is a principal in a law firm that provides legal services to Sterling. During the years ended December 31, 2006, 2005 and 2004, Sterling incurred legal fees of approximately $3.2 million, $1.9 million and $2.2 million, respectively, related to services provided by this firm.

At December 31, 2006 and 2005, loans outstanding to directors and executive officers were $42.4 million and $16.3 million, respectively. Related party loans and deposits are transacted as part of Sterling’s normal course of business, and are not subject to preferential terms or conditions.

During the year, the balance of loans outstanding to directors and executive officers changed as follows:

2006

Balance, January 1	$16,265
New	37,693
Repayments	(11,512)

Balance, December 31	$42,446

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

23.	Parent Company-Only Financial Information:

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

	December 31,
Condensed Balance Sheets	2006	2005

Assets:
Cash and cash equivalents	$21,056	$15,706
Investments in subsidiaries:
Sterling Savings Bank	944,420	598,394
Golf Savings Bank	50,661	0
Golf Escrow Company	466	0
Tri-Cities Mortgage Company	32	32
Capital Trust Subsidiaries	7,120	3,282
Receivable from subsidiaries	2,667	3,260
Available for sale investments	42	55
Other assets	2,463	2,366

Total assets	$1,028,927	$623,095

Liabilities and Shareholders’ Equity:
Accrued expenses payable	$8,707	$7,671
Term note payable	0	0
Junior Subordinated Debentures	236,772	108,707
Due to affiliates	32	32
Shareholders’ equity	783,416	506,685

Total liabilities and shareholders’ equity	$1,028,927	$623,095

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Condensed Statements of Income
Interest income	$1,520	$748	$626
Interest expense	(14,483)	(8,618)	(8,630)

Net interest expense	(12,963)	(7,870)	(8,004)
Equity in net earnings of subsidiary	84,553	68,339	63,247
Operating expenses	(3,993)	(3,433)	(2,778)
Other noninterest income (expense)	0	0	(238)

Income before income taxes	67,597	57,036	52,227
Income tax benefit	6,349	4,183	4,078

Net income	$73,946	$61,219	$56,305

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$73,946	$61,219	$56,305
Adjustments to reconcile net income to net cash used in operating activities	(89,181)	(65,444)	(64,359)

Net cash used in operating activities	(15,235)	(4,225)	(8,054)

Cash flows from investing activities:
Investments in subsidiaries, net	(118,688)	0	0
Repayment of advances to subsidiaries	7,186	6,484	6,862
Dividends from subsidiary	56,456	11,616	11,616
Cash flows from acquisitions	(26,449)	0	5,152
Other	0	0	3,037

Net cash provided by (used in) investing activities	(81,495)	18,100	26,667

Cash flows from financing activities:
Proceeds from other borrowings	130,000	0	0
Repayment of other borrowings	(25,475)	(19,000)	(33,000)
Proceeds from exercise of stock options	6,459	3,411	7,083
Dividends paid	(8,895)	(1,736)	0
Other	(9)	(89)	(240)

Net cash provided by (used in) financing activities	102,080	(17,414)	(26,157)

Net change in cash and cash equivalents	5,350	(3,539)	(7,544)
Cash and cash equivalents, beginning of year	15,706	19,245	26,789

Cash and cash equivalents, end of year	$21,056	$15,706	$19,245

Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary bank unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary’s bank capital and surplus.

Current income taxes are allocated to Sterling and its subsidiaries as if they were separate tax paying entities.

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The payment of dividends to Sterling Financial Corporation by its bank subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 2006, the bank subsidiary could have declared approximately $193.7 million of aggregate dividends in addition to amounts previously paid.

24.	Business Combinations:

During 2006, Sterling completed three acquisitions: 1) FirstBank, 2) Mason-McDuffie Financial Corporation (“Mason-McDuffie”) and 3) Lynnwood. Also during 2006, Sterling entered into a definitive agreement to acquire Northern Empire Bancshares, a California corporation (“Northern Empire”). Below are details of each.

FirstBank

On November 30, 2006, Sterling acquired FirstBank, a Washington corporation, by issuing $15.6 million in cash, and 4,821,913 shares of Sterling common stock valued at $145.3 million in exchange for all outstanding FirstBank shares. FirstBank options totaling 214,756 were converted into 187,632 Sterling options, valued at $4.5 million. The total value of the transaction was $165.4 million. FirstBank merged into Sterling, with Sterling being the surviving corporation in the merger. FirstBank’s financial institution subsidiary, FirstBank Northwest, merged with and into Sterling’s subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Amount

Cash and cash equivalents	$103,971
Investments and MBS	20,851
Loans receivable, net	670,619
Goodwill	102,266
Core deposit intangible	10,935
Other assets	47,930

Total assets acquired	$956,572

Deposits	$618,677
Other borrowings	157,480
Other liabilities	14,986

Total liabilities assumed	791,143

Net assets acquired	$165,429

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the unaudited pro forma results of operations as if Sterling acquired FirstBank on January 1, 2005 (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2006	2005

Pro forma interest income	$605,830	$436,117
Pro forma interest expense	310,621	191,361

Pro forma net interest income	295,209	244,756
Pro forma net income	77,622	64,920
Pro forma earnings per share — basic	$1.90	$1.65
Pro forma earnings per share — diluted	$1.87	$1.62

Mason-McDuffie

On July 31, 2006, a wholly owned subsidiary of INTERVEST acquired the mortgage banking operations, including the commercial servicing portfolio, brand name and investor/customer list, of Mason-McDuffie, located in northern California. INTERVEST’s mortgage banking business in northern California is now being conducted by Mason-McDuffie. The transaction was valued at $2.7 million, including $1.8 million in cash paid at closing, with the remainder to be paid in Sterling common stock, subject to the terms of a three-year earnout. Mason-McDuffie is dedicated to commercial loan originations and loan servicing.

Lynnwood

On July 5, 2006, Sterling completed its acquisition of Lynnwood, the parent company of Golf Savings Bank, by issuing $15.8 million in cash, and 1,799,961 shares of Sterling common stock valued at $48.8 million in exchange for all outstanding Lynnwood shares. Lynnwood options totaling 34,662 were converted into 77,258 Sterling options, valued at $1.7 million. The total value of the transaction was $66.3 million. Lynnwood merged with and into Sterling, with Sterling being the surviving entity in the merger. Lynnwood’s wholly owned subsidiaries, Golf Savings Bank and Golf Escrow Corporation, have become subsidiaries of Sterling. Golf Savings Bank is a Washington state-chartered federally insured savings bank. Golf Savings Bank’s primary focus is the origination and sale of residential mortgage loans. Golf Savings Bank’s strong mortgage banking operations and construction lending portfolio contributed to Sterling’s growth strategy of becoming the leading community bank in the western United States.

Sterling Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Amount

Cash and cash equivalents	$5,732
Investments	3,495
Loans receivable, net	488,188
Goodwill	30,916
Core deposit intangible	696
Other assets	7,236

Total assets acquired	$536,263

Deposits	$443,427
Other borrowings	19,798
Other liabilities	6,723

Total liabilities assumed	469,948

Net assets acquired	$66,315

The following summarizes the unaudited pro forma results of operations as if Sterling acquired Lynnwood on January 1, 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005

Pro forma interest income	$575,268	$430,173
Pro forma interest expense	297,325	186,314

Pro forma net interest income	277,943	243,859
Pro forma net income	75,403	68,322
Pro forma earnings per share — basic	$2.02	$1.88
Pro forma earnings per share — diluted	$2.00	$1.86

Northern Empire

On September 17, 2006, Sterling entered into a definitive agreement to acquire Northern Empire Bancshares, a California corporation (“Northern Empire”). Under the terms of the agreement, Northern Empire will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The agreement also provides that Sterling may elect to merge Northern Empire’s financial institution subsidiary, Sonoma National Bank, with and into Sterling’s financial institution subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. Under the terms of the agreement, each share of Northern Empire common stock would be converted into 0.8050 shares of Sterling common stock and $2.71 in cash, subject to certain conditions. The transaction, which was valued at approximately $335 million, as of the date the parties agreed to merge, is expected to close on February 28, 2007.