Form 10-Q
period 2007-03-31
STERLING FINANCIAL CORP /WA/
filed 2007-05-09
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☑            Accelerated Filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 1, 2007
Common Stock ($1.00 par value)	51,265,711

STERLING FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2007

PART I — Financial Information
Item 1 — Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$57,481	$13,846
Non-interest bearing and vault	159,193	164,719

Total cash and cash equivalents	216,674	178,565

Restricted cash	1,150	1,150
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,782,947	1,820,583
Held to maturity	101,150	93,063
Loans receivable, net	8,370,625	7,021,241
Loans held for sale	71,446	91,469
Accrued interest receivable	60,504	55,519
Real estate owned and other collateralized assets, net	4,076	4,052
Office properties and equipment, net	97,629	93,796
Bank-owned life insurance (“BOLI”)	145,182	139,206
Goodwill	452,540	247,244
Other intangible assets	35,304	28,570
Mortgage servicing rights, net	10,537	7,335
Prepaid expenses and other assets, net	49,857	52,699

Total assets	$11,399,621	$9,834,492

LIABILITIES:
Deposits	$7,574,058	$6,746,028
Advances from Federal Home Loan Bank (“FHLB”)	1,605,060	1,308,617
Securities sold subject to repurchase agreements and funds purchased	707,733	616,354
Other borrowings	252,230	240,226
Cashiers checks issued and payable	7,595	18,144
Borrowers’ reserves for taxes and insurance	2,818	2,348
Accrued interest payable	41,702	39,863
Accrued expenses and other liabilities	94,696	79,496

Total liabilities	10,285,892	9,051,076

Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 60,000,000 shares authorized; 51,245,273 and 42,042,740 shares issued and outstanding	51,245	42,043
Additional paid-in capital	887,961	590,218
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $16,861 and $19,531	(28,795)	(33,350)
Retained earnings	203,318	184,505

Total shareholders’ equity	1,113,729	783,416

Total liabilities and shareholders’ equity	$11,399,621	$9,834,492

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans	$152,763	$92,111
MBS	20,468	23,345
Investments and cash equivalents	1,671	723

Total interest income	174,902	116,179

Interest expense:
Deposits	63,720	34,810
Short-term borrowings	9,675	6,365
Long-term borrowings	20,891	16,048

Total interest expense	94,286	57,223

Net interest income	80,616	58,956
Provision for losses on loans	(4,225)	(4,650)

Net interest income after provision for losses on loans	76,391	54,306

Non-interest income:
Fees and service charges	12,192	9,079
Mortgage banking operations	8,858	2,271
Loan servicing fees	683	269
Real estate owned and other collateralized assets operations	(45)	307
BOLI	1,547	1,183
Other non-interest expense	213	(192)

Total non-interest income	23,448	12,917

Non-interest expenses	65,669	44,240

Income before income taxes	34,170	22,983
Income tax provision	(11,249)	(7,567)

Net income	$22,921	$15,416

Earnings per share — basic	$0.51	$0.44

Earnings per share — diluted	$0.50	$0.44

Weighted average shares outstanding — basic	45,238,924	34,946,649

Weighted average shares outstanding — diluted	45,833,530	35,255,602
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$22,921	$15,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	4,225	4,670
Accretion of deferred gain on sale of branches	(175)	0
Net gain on sales of loans, investment securities and MBS	(5,340)	(591)
Stock based compensation	250	0
Excess tax benefit from stock based compensation	(933)	0
Stock issuances relating to 401(k) match	607	820
Other gains and losses	262	(15)
Increase in cash surrender value of BOLI	(1,547)	(1,183)
Depreciation and amortization	5,597	4,586
Change in:
Accrued interest receivable	2,055	(1,157)
Prepaid expenses and other assets	1,092	3,367
Cashiers checks issued and payable	(15,248)	1,216
Accrued interest payable	1,706	5,367
Accrued expenses and other liabilities	3,937	(2,278)
Proceeds from sales of loans originated for sale	312,381	31,376
Loans originated for sale	(308,199)	(30,785)

Net cash provided by operating activities	23,591	30,809

Cash flows from investing activities:
Change in restricted cash	0	(105)
Loans funded and purchased	(1,084,329)	(1,013,695)
Loan principal received	910,602	638,276
Proceeds from sales of other loans	72,613	0
Purchase of investment securities	(21,952)	(12,359)
Proceeds from maturities of investment securities	19,060	647
Net cash and cash equivalents acquired	92,419	0
Principal payments on mortgage-backed securities	60,427	68,028
Purchase of office properties and equipment	(2,990)	(3,664)
Sales of office properties and equipment	1,588	77
Improvements and other changes to real estate owned	(101)	(229)
Proceeds from sales and liquidation of real estate owned	77	371

Net cash provided by (used in) investing activities	47,414	(322,653)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$93,863	$63,201
Proceeds from issuance of time deposits	637,875	883,864
Payments for maturing time deposits	(952,966)	(697,332)
Interest credited to deposits	54,604	29,268
Advances from FHLB	557,744	573,747
Repayment of advances from FHLB	(528,046)	(646,036)
Net change in securities sold subject to repurchase agreements and funds purchased	91,379	48,744
Net proceeds from other borrowings	12,000	20,000
Proceeds from stock purchases	2,401	2,838
Excess tax benefit from stock based compensation	933	0
Cash dividends paid to shareholders	(3,153)	(1,917)
Other	470	915

Net cash provided by (used in) financing activities	(32,896)	277,292

Net change in cash and cash equivalents	38,109	(14,552)
Cash and cash equivalents, beginning of period	178,565	131,307

Cash and cash equivalents, end of period	$216,674	$116,755

Supplemental disclosures:
Cash paid during the period for:
Interest	$90,607	$51,855
Income taxes	1,243	0

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	0	4,227
Common stock issued upon business combination	302,754	0
Common stock cash dividends accrued	4,108	2,106
Deferred gain on sale of branches	266	0
Modification of purchase price allocation	2,344	0
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Net income	$22,921	$15,416

Other comprehensive income:
Change in unrealized gains (losses) on investment securities and MBS available-for-sale	7,225	(23,708)
Less deferred income taxes	(2,670)	8,775

Net other comprehensive income (loss)	4,555	(14,933)

Comprehensive income (loss)	$27,476	$483

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
1. Basis of Presentation:
The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as disclosed in the annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.
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
2. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Junior Subordinated Debentures	$236,776	$236,772
Other	15,454	3,454

Total	$252,230	$240,226

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

							Carrying
		Maturity		Rate at			Value (in
Subsidiary Issuer	Issue Date	Date	Call Date	March 31, 2007			thousands)
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	6.98%		$51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	6.88		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	N/A	Floating	7.15		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	8.55		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	8.60		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	8.51		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	8.61		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	8.50		9,482
Klamath First Capital Trust II	April 2002	April 2032	April 2007	Floating	9.09		13,156
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	9.15		15,164
Sterling Capital Trust II	July 2001	July 2031	June 2006	Fixed	10.25		24,743

					8.00	%*	$236,776

*	weighted average rate
Sterling has entered into a $40.0 million revolving credit agreement (the “Credit Facility”) with Wells Fargo Bank, N.A., with amounts advanced on the Credit Facility included in the “Other” caption of other borrowings. As of March 31, 2007, $12.0 million was drawn on the Credit Facility. Amounts loaned pursuant to the Credit Facility bear interest, at Sterling’s election, either floating at two percent below prime or fixed at LIBOR plus 90 basis points. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and merge into or consolidate with other entities. The Credit Facility may be terminated and loans under the Credit Facility may be accelerated if an event of default occurs, as defined in the Credit Facility. The Credit Facility matures and is payable in full unless renewed in August 2007.
Subsequent to March 31, 2007, Sterling elected to exercise its early redemption right to call the Klamath First Capital Trust II debenture. The redemption occurred on April 23, 2007.

3. Income Taxes:
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures regarding such tax positions. FIN No. 48 became effective for Sterling as of January 1, 2007. The following were estimated amounts as of the effective date:

January 1, 2007
(Dollars in thousands)
Unrecognized Tax Benefit	$1,553
Potential Effective Tax Rate Impact	1,245
Recognized Penalties and Interest	308
Sterling does not expect unrecognized tax benefits to significantly change within the next twelve months. Sterling’s tax positions for the years 2003 through 2006 remain subject to review by the Internal Revenue Service. Penalties and interest associated with any potential estimate variances would be included in income tax expense on the Consolidated Statement of Income.
4. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2007			2006
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$22,921	45,238,924	$0.51	$15,416	34,946,649	$0.44

Effect of dilutive securities:
Common stock options and restricted shares	0	582,602	(0.01)	0	308,953	0.00
Contingently issuable shares	0	12,004	0.00	0	0	0.00

Diluted computations	$22,921	45,833,530	$0.50	$15,416	35,255,602	$0.44

Antidilutive options not included in diluted earnings per share		305,000			0

5. Non-Interest Expenses:
The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Employee compensation and benefits	$38,072	$25,089
Occupancy and equipment	10,467	6,916
Data processing	4,197	3,332
Depreciation	3,195	2,283
Advertising	2,677	1,921
Travel and entertainment	1,508	1,142
Amortization of core deposit intangibles	1,041	556
Legal and accounting	676	535
Merger and acquisition costs	1,207	0
Insurance	395	283
Goodwill litigation costs	180	85
Other	2,054	2,098

Total	$65,669	$44,240

6. Segment Information:
For purposes of measuring and reporting financial results, Sterling is divided into five business segments:
•	The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Golf Savings Bank and Sterling Savings Bank’s subsidiary Action Mortgage Company (“Action Mortgage”).

•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company (“INTERVEST”).

•	The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank’s subsidiary Harbor Financial Services, Inc.

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended March 31, 2007
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$162,050	$10,812	$2,191	$0	$(151)	$174,902
Interest expense	(87,251)	(2,874)	0	0	(4,161)	(94,286)

Net interest income (expense)	74,799	7,938	2,191	0	(4,312)	80,616
Provision for loan losses	(4,150)	(75)	0	0	0	(4,225)
Noninterest income	18,083	7,214	2,207	817	(4,873)	23,448
Noninterest expense	(50,929)	(10,279)	(2,912)	(839)	(710)	(65,669)

Income before income taxes	$37,803	$4,798	$1,486	(22)	$(9,895)	$34,170

Total assets	$11,178,327	$323,878	$11,670	$925	$(115,179)	$11,399,621

	As of and for the Three Months Ended March 31, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
			(Dollars in thousands)
Interest income	$110,540	$3,467	$1,857	$0	$315	$116,179
Interest expense	(55,082)	0	0	0	(2,141)	(57,223)

Net interest income (expense)	55,458	3,467	1,857	0	(1,826)	58,956
Provision for loan losses	(4,650)	0	0	0	0	(4,650)
Noninterest income	11,454	2,087	1,237	828	(2,689)	12,917
Noninterest expense	(37,440)	(3,816)	(1,868)	(711)	(405)	(44,240)

Income before income taxes	$24,822	$1,738	$1,226	$117	$(4,920)	$22,983

Total assets	$7,891,077	$12,752	$8,581	$705	$(68,611)	$7,844,504

7. Stock Based Compensation:
On January 1, 2006, Statement of Financial Accounting Standard No. 123 (R), “Share Based Payment,” became effective for Sterling. As a result, stock options issued as compensation are recorded as an expense at their estimated fair value.
During the three months ended March 31, 2007, stock option activity and related information was as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Number	Exercise Price	Life (in years)	(in thousands)
Outstanding, December 31, 2006	1,485,661	$19.72
Granted	306,000	33.17
Exercised	(185,936)	13.23
Acquisitions	573,212	12.67
Cancelled	(7,123)	18.04

Outstanding, March 31, 2007	2,171,814	$20.31	5.20	$28,190

Exercisable, March 31, 2007	1,866,814	$18.21	4.92	$24,218

As of March 31, 2007, a total of 45,249 shares remained available for grant under Sterling’s 2001 and 2003 Long-Term Incentive Plans. The options granted under these plans have terms of four, six or ten years. Subsequent to March 31, 2007, Sterling adopted the 2007 Long-Term Incentive Plan at the Annual Meeting of Shareholders on

April 24, 2007. This plan permits for the issuance of up to an aggregate of 2.0 million options to purchase shares of Sterling’s common stock.
During the three months ended March 31, 2007 and 2006, the fair value of options granted were $3.2 million and $171,000, respectively, and the intrinsic value of options exercised were $3.7 million and $2.3 million, respectively. Stock compensation expense recognized during the three months ended March 31, 2007 was $250,000. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used are presented in the table below.

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	29%	31%
Expected term (in years)	4.7 - 6.0	5.5
Expected dividend yield	0.90%	0.87%
Risk free interest rate	4.81%	4.36%
Other stock based compensation during the three months ended March 31, 2007 included the issuance to management of 85,000 shares of restricted stock. These shares vest evenly over a four year period.
8. New Accounting Policies:
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. SFAS No. 159 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 159 to have a material effect on Sterling.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount, if any, that is owed current or former employees under split dollar BOLI. EITF 06-4 is effective January 1, 2008. Sterling is currently assessing the potential impact of this standard.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 156”). This pronouncement requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, the pronouncement allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS No. 140, employs lower of cost or market (“locom”) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to the trading classification. SFAS No. 156 became effective for Sterling as of January 1, 2007, and did not have a material effect on Sterling, as Sterling continued to recognize servicing assets initially at fair value and to employ the amortization method.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and SFAS No. 140. This statement addresses the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative) and also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 allows combined valuation and accounting. This statement became effective for Sterling as of January 1, 2007 and did not have a material impact on the consolidated financial results.
9. Derivatives and Hedging:
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
Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of March 31, 2007, Sterling had entered into best efforts forward commitments to sell $164.9 million of mortgage loans, with the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion valued as an offsetting asset and liability of approximately $927,000. As of December 31, 2006, these rate locks and delivery commitments were valued at $482,000. As of March 31, 2007, Sterling had loans locked with investors under mandatory delivery programs valued at $53,000, and held offsetting forward sale agreements on MBS valued at $16,000, with a net loss position reflected in mortgage banking income. As of December 31, 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.
Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of March 31, 2007 and December 31, 2006, were $424,000 and $404,000, respectively.
10. Cash Dividends:
The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash and capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors. During 2006 to 2007, Sterling paid the following cash dividends:

Date Paid	Per Share Amount	Total
January 2006	0.055	1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
October 2006	0.070	2.6 million
January 2007	0.075	3.2 million
April 2007	0.080	4.1 million
11. Business Combination:
On February 28, 2007, Sterling completed its acquisition of Northern Empire Bancshares, a California corporation (“Northern Empire”) by issuing $30.0 million in cash, and 8,914,815 shares of Sterling common stock valued at $290.4 million in exchange for all outstanding Northern Empire shares. Northern Empire options totaling 646,018 were converted into options to purchase an aggregate of 573,212 shares of Sterling’s common stock, valued at $12.3 million. The total value of the transaction was $332.8 million. Northern Empire merged with and into Sterling, with Sterling being the surviving corporation in the merger. Northern Empire’s financial institution subsidiary, Sonoma National Bank, merged with and into Sterling’s subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. The Sonoma National Bank acquisition provided Sterling Savings

Bank entry into the northern California market, enhanced the products and services available to the customers of both companies and strengthened Sterling’s leadership position in the West.
The following summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

February 28, 2007
Cash and cash equivalents	$110,775
Investments and MBS	22,574
Loans receivable, net	1,231,310
Goodwill	206,399
Core deposit intangible	7,775
Other assets	18,834

Total assets acquired	$1,597,667

Deposits	$987,694
Other borrowings	266,853
Other liabilities	10,353

Total liabilities assumed	1,264,900

Net assets acquired	$332,767

The following summarizes the unaudited pro forma results of operations as if Sterling acquired Northern Empire on January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Pro forma interest income	$191,985	$133,060
Pro forma interest expense	103,255	62,920

Pro forma net interest income	88,730	70,140
Pro forma net income	21,854	19,441
Pro forma earnings per share — basic	$0.40	$0.44
Pro forma earnings per share — diluted	$0.40	$0.44
12. Subsequent Events:
On April 11, 2007, Sterling announced the signing of a definitive agreement to acquire North Valley Bancorp (“North Valley”), headquartered in Redding, California. This pending acquisition is subject to North Valley shareholder and regulatory approval, and satisfaction of other customary closing conditions. The integration of North Valley into Sterling is expected to increase Sterling’s total assets by approximately $900 million, and would complement the recent growth of its business in northern California, increasing its presence there by 25 depository branches. The transaction was valued at $196.2 million as of the date the parties agreed to merge.
In April 2007, Sterling announced a quarterly cash dividend of $0.085 per share, payable on July 11, 2007 to shareholders of record as of June 29, 2007.

PART I – Financial Information (continued)
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation
STERLING FINANCIAL CORPORATION
March 31, 2007
This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2006 annual report on Form 10-K.
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
Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $11.4 billion in total assets at March 31, 2007, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 171 financial service centers throughout Washington, Oregon, Idaho, California and Montana. In addition, Sterling originates loans through Golf Savings Bank and Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices in the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.
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

Executive Summary and Highlights
During the last twelve months, Sterling completed four acquisitions: Lynnwood Financial Group, Inc. on July 5, 2006; Mason-McDuffie Financial Corporation on July 31, 2006; FirstBank NW Corp. on November 30, 2006; and Northern Empire Bancshares on February 28, 2007. As a result, comparability among particular amounts may be affected. The increase in net income over 2006 was mainly due to the increase in net interest income from growth in loan balances causing a change in the mix of interest earning assets.
Highlights for the first quarter of 2007 were as follows:
•	Net Income was $22.9 million, an increase of 49 percent over the first quarter of 2006; earnings per diluted share were $0.50, an increase of 14 percent over the first quarter of 2006.

•	Total loan originations of $1.28 billion increased 19 percent over the first quarter of 2006.

•	Total loans receivable increased to a record $8.37 billion, while total deposits increased to a record $7.57 billion.

•	Total assets increased to a record $11.40 billion, an increase of 16 percent since year end.

•	Sterling’s Board of Directors approved a cash dividend of $0.08 per common share, paid on April 11, 2007, to shareholders of record as of March 30, 2007.

•	Sterling completed the acquisition of Northern Empire Bancshares and its wholly owned subsidiary, Sonoma National Bank, and celebrated its 20th anniversary on NASDAQ.

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
On April 11, 2007, Sterling announced the signing of a definitive agreement to acquire North Valley Bancorp (“North Valley”), headquartered in Redding, California. This pending acquisition is subject to North Valley shareholder and regulatory approval, and satisfaction of other customary closing conditions. The integration of North Valley into Sterling is expected to increase Sterling’s total assets by approximately $900 million, and would complement the recent growth of its business in California, increasing its presence there by 25 depository branches.
On February 28, 2007, Sterling completed its acquisition of Northern Empire Bancshares, a California corporation (“Northern Empire”) by issuing $30.0 million in cash, and 8,914,815 shares of Sterling common stock valued at $290.4 million in exchange for all outstanding Northern Empire shares. Northern Empire options totaling 646,018 were converted into 573,212 Sterling options, valued at $12.3 million. The total value of the transaction was $332.8 million. Northern Empire merged into Sterling, with Sterling being the surviving corporation in the merger. Northern Empire’s financial institution subsidiary, Sonoma National Bank, merged with and into Sterling’s subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.
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
While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which may result in increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at March 31, 2007.
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
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the three months ended March 31, 2007, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
Sterling uses an estimate of future earnings to support its position that the benefit of its net deferred tax assets will be realized. If future taxable income should prove nonexistent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and Sterling’s net income will be reduced.
Results of Operations
Overview. Sterling recorded net income of $22.9 million, or $0.50 per diluted share, for the three months ended March 31, 2007, compared with net income of $15.4 million, or $0.44 per diluted share, for the three months ended March 31, 2006. The increase in net income mainly reflected an increase in net interest income generated by margin expansion and growth in interest earnings assets.
The annualized return on average assets (“ROA”) was 0.91% and 0.81% for the three months ended March 31, 2007 and 2006, respectively. The annualized return on average equity (“ROE”) was 10.3% and 12.1% for the three months ended March 31, 2007 and 2006, respectively. The increase in ROA compared to 2006 was due to growth of net income outpacing the increase in assets, while dilution from recent acquisitions drove the decrease in ROE.
Net Interest Income. The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 2007 and 2006, NII was $80.6 million and $59.0 million, respectively, an increase of 37%. The increase in NII was mainly influenced by the increase in loans as a percentage of interest earning assets.
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
The following table presents the composition of the change in NII, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:
•	Volume – changes in volume multiplied by comparative period rate;

•	Rate – changes in rate multiplied by comparative period volume; and

•	Rate/volume – changes in rate multiplied by changes in volume.

	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to:
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$46,559	$9,171	$4,951	$60,681
MBS	(2,936)	67	(8)	(2,877)
Investments and cash equivalents	460	506	229	1,195

Total interest income	44,083	9,744	5,172	58,999

Interest expense:
Deposits	16,206	8,709	3,995	28,910
Borrowings	2,461	5,129	563	8,153

Total interest expense	18,667	13,838	4,558	37,063

Net changes in NII	$25,416	$(4,094)	$614	$21,936

Net interest margin for each of the last five quarters was as follows:

Tax Equivalent
Three Months Ended	Net Interest Margin
March 31, 2007	3.41%
December 31, 2006	3.37%
September 30, 2006	3.34%
June 30, 2006	3.26%
March 31, 2006	3.32%
Average interest-earning assets for the three months ended March 31, 2007 were $9.66 billion reflecting growth of $2.41 billion over the comparative 2006 amounts. Acquisition related, as well as internal growth in the loan portfolio contributed to the increase in interest-earning assets, resulting in an improvement of the net interest margin.
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
Sterling recorded provisions for losses on loans of $4.2 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans may increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans that have a somewhat higher loss profile than Sterling’s historical mix of loans.
The following table summarizes loan loss allowance activity for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Allowance — loans, January 1	$77,849	$52,034
Acquired	12,535	0
Provision	4,225	4,650
Charge offs, net of recoveries	(832)	(1,434)
Transfers	60	(770)

Allowance — loans, March 31	93,837	54,480

Allowance — unfunded commitments, January 1	5,840	3,449
Acquired	266	0
Transfers	(60)	770

Allowance — unfunded commitments, March 31	6,046	4,219

Total credit allowance	$99,883	$58,699

During the three months ended March 31, 2007, Sterling acquired an allowance for losses on loans in the amount of $12.5 million as a result of the Northern Empire acquisition. These acquired loans were determined to not have exhibited a deterioration in credit quality since origination, and thus were not included within the scope of the American Institute of Certified Public Accountants’ Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
At March 31, 2007, Sterling’s total classified assets were 0.69% of total assets, compared with 0.70% of total assets at March 31, 2006. Nonperforming assets were 0.17% of total assets at March 31, 2007, compared with 0.13% of total assets at March 31, 2006. Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard. At March 31, 2007, the loan delinquency ratio was 0.27% of total loans compared to 0.08% of total loans at March 31, 2006. Asset quality remained strong over the periods presented.
Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Fees and service charges	$12,192	$9,079
Mortgage banking operations	8,858	2,271
Loan servicing fees	683	269
Real estate owned operations	(45)	307
BOLI	1,547	1,183
Other non-interest expense	213	(192)

Total	$23,448	$12,917

The increase in non-interest income for the three months ended March 31, 2007, over the three months ended March 31, 2006, was primarily due to an increase in income from mortgage banking operations and fees and service charges. The increased income from mortgage banking operations was primarily a result of the acquisition of Golf Savings Bank, and the sale of $70.7 million of loans received in acquisitions. Golf Savings Bank is engaged in mortgage banking. Loans that are originated and held for sale by Golf Savings Bank are sold into the secondary market. Gains on the sale of these loans are recorded as income from mortgage banking operations.
Fees and service charges for the three months ended March 31, 2007 increased primarily due to the success of Sterling’s Balance Shield program, commercial banking fees, debit and CheckCard services, and analyzed account fees that include cash management and merchant services.
During the three months ended March 31, 2007 and 2006, Sterling did not sell any investment securities or MBS. The activity for both periods was a result of management’s response to market conditions and portfolio management needs.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the
	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Originations of residential mortgage loans	$344,617	$71,097
Originations of commercial real estate loans	11,210	33,975
Sales of residential mortgage loans	372,728	34,732
Sales of commercial real estate loans	6,926	0
Principal balances of residential loans serviced for others	672,049	594,110
Principal balances of commercial real estate loans serviced for others	1,744,863	820,845
Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Employee compensation and benefits	$38,072	$25,089
Occupancy and equipment	10,467	6,916
Data processing	4,197	3,332
Depreciation	3,195	2,283
Advertising	2,677	1,921
Travel and entertainment	1,508	1,142
Amortization of core deposit intangibles	1,041	556
Legal and accounting	676	535
Merger and acquisition costs	1,207	0
Insurance	395	283
Goodwill litigation costs	180	85
Other	2,054	2,098

Total	$65,669	$44,240

The increases in non-interest expenses were primarily due to continued company growth. Full-time equivalent employees increased year-over-year by 738 to 2,570 at March 31, 2007. The acquisition of Sonoma National Bank added approximately 180 full-time equivalent employees.
Income Tax Provision. Sterling recorded federal and state income tax provisions of $11.2 million and $7.6 million for the three months ended March 31, 2007 and 2006, respectively, with an effective tax rate of 33% for both periods.
Financial Position
Assets. At March 31, 2007, Sterling’s assets were $11.40 billion, up $1.57 billion from $9.83 billion at December 31, 2006. This growth was mainly a result of increases in the loan portfolio through originations and acquisitions.

Investment Securities and MBS. Sterling’s investment and MBS portfolio at March 31, 2007 was $1.88 billion, a decrease of $29.5 million from the December 31, 2006 balance of $1.91 billion. The decrease was mainly due to principal repayments and maturities. On March 31, 2007, the investment and MBS portfolio had an unrealized loss of $45.6 million versus an unrealized loss of $52.8 million at December 31, 2006, with the fluctuation due to interest rate movements, combined with the lower balance of the portfolio.
Loans Receivable. At March 31, 2007, net loans receivable were $8.37 billion, up $1.35 billion from $7.02 billion at December 31, 2006. The increase was due to loan originations during the period and the Northern Empire acquisition, net of loan repayments.
The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$639,326	7.5	$654,661	9.2
Multifamily real estate	248,590	2.9	263,053	3.7
Commercial real estate	1,401,248	16.5	795,386	11.2
Construction	2,515,392	29.7	2,290,882	32.2
Consumer — direct	749,183	8.8	749,626	10.5
Consumer — indirect	318,426	3.8	288,704	4.1
Commercial banking	2,608,482	30.8	2,069,086	29.1

Gross loans receivable	8,480,647	100.0	7,111,398	100.0

Net deferred origination fees	(16,185)		(12,308)
Allowance for losses on loans	(93,837)		(77,849)

Loans receivable, net	$8,370,625		$7,021,241

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Residential real estate	$344,617	$71,097
Commercial real estate	11,210	33,975
Construction	534,821	563,592
Consumer — direct	63,568	78,849
Consumer — indirect	64,913	29,535
Commercial banking	259,203	295,960

Total loans originated	$1,278,332	$1,073,008

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$524,492	6.9	$483,551	7.2
Noninterest-bearing checking	896,506	11.8	834,140	12.4
Savings and MMDA	2,045,493	27.0	1,830,313	27.1
Time deposits	4,107,567	54.3	3,598,024	53.3

Total deposits	$7,574,058	100.0	$6,746,028	100.0

Total deposits increased to $7.57 billion at March 31, 2007 from $6.75 billion at December 31, 2006. Deposit growth was primarily in time and money market demand accounts (“MMDA”), mainly as a result of deposits acquired in the Northern Empire acquisition.
Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements (“REPOs”) and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the three months ended March 31, 2007, these funding sources increased a total $399.8 million, with the aggregate net total of FHLB advances, REPOs and Fed funds purchased increasing $387.8 million. As a result of the Northern Empire acquisition, Sterling assumed $266.9 million of advances from FHLB of San Francisco. Currently, Sterling does not anticipate additional advances from this source. See “ – Liquidity and Capital Resources.”
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

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down 100 and 200 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of March 31, 2007 and December 31, 2006 are included in the following table:

Change in	March 31,	December 31,
Interest Rate in	2007	2006
Basis Points	% Change in	% Change in
(Rate Shock)	NII	NII
+200	(3.6)	(1.5)
+100	(1.8)	(0.8)
Static	0.0	0.0
-100	0.9	(0.4)
-200	1.2	(1.6)
ALCO uses NPV simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, NPV simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The NPV simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the NPV. As with net interest income, this is used as the base line to measure the change in NPV when interest rates are shocked, in a parallel fashion, up and down 100 and 200 basis points. As with the net interest income simulation model, NPV simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at March 31, 2007 and December 31, 2006 are included in the following table:

		At December 31,
Change in	At March 31, 2007	2006
Interest Rate	%	%
in Basis Points	Change	Change
(Rate Shock)	in NPV	in NPV
+200	(5.4)	(5.0)
+100	(1.9)	(1.5)
Static	0.0	0.0
-100	(3.1)	(4.6)
-200	(14.1)	(17.9)

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of March 31, 2007, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process. See “– Results of Operations – Net Interest Income” and “– Capital.”
Liquidity and Capital Resources
As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB and other borrowings. Deposits increased 12.3 percent to $7.57 billion at March 31, 2007 from $6.75 billion at December 31, 2006, mainly due to increases of $509.5 million and $215.2 million, respectively, in time deposits and savings accounts. These increases mainly reflected deposits acquired in the Northern Empire acquisition.
Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support expected and potential loan fundings and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, deposit fluctuations and loan funding needs.
During the three months ended March 31, 2007, net cash provided by investing activities was $45.1 million, which consisted mainly of funds acquired from Northern Empire and runoff in the MBS portfolio. During this period, net cash used in financing activities was $32.9 million, which consisted primarily of net outflows within time deposits reflecting the cost shift among wholesale funding sources.
Sterling Savings Bank’s credit line with FHLB Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements. At March 31, 2007, this credit line represented a total borrowing capacity of $2.31 billion, of which $916.3 million was available. The FHLB Seattle has been undergoing organizational and operational changes for more than two years pursuant to a written agreement with its regulator, the Federal Housing Finance Board (“Finance Board”). During this time, FHLB Seattle continued to provide Sterling with ready sources of liquidity. Based on FHLB Seattle’s recent earnings and capital position, the Finance Board permitted the FHLB Seattle to resume dividend payments in December 2006, and on January 12, 2007, terminated the written agreement. Also, the Standard & Poor’s rating outlook for FHLB Seattle improved to “stable.” As a result of the Northern Empire acquisition, Sterling assumed $266.9 million of advances from FHLB of San Francisco. Currently, Sterling does not anticipate additional advances from this source.
Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans. At March 31, 2007, Sterling Savings Bank had $707.3 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $115.0 million. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.
Sterling, on a parent company-only basis, had cash of approximately $9.5 million and $21.1 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, Sterling had an investment of $175.1 million for both periods in the preferred stock of Sterling Savings Bank. At March 31, 2007 and December 31, 2006, Sterling had an investment in the common stock of Sterling Savings Bank of $837.1 million and $512.6 million, respectively. Sterling’s investment in the common stock of Sterling Savings Bank increased as a result of the acquisition and merger of Sonoma National Bank into Sterling Savings Bank. Sterling received cash dividends from Sterling Savings Bank of $8.6 million and $4.9 million during the three months ended March 31, 2007 and 2006, respectively. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. See Note 2 of “Notes to Consolidated Financial Statements.”
Sterling has the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling’s credit ratings, which as of March 31, 2007 were as follows:

Sterling
		Sterling	Savings Bank
Rating	Sterling	Short-Term	Long-Term
Institution	Long-Term Debt	Debt	Deposits	Outlook
Fitch	BBB-	F3	BBB	Stable
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
Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of March 31, 2007, Sterling had entered into best efforts forward commitments to sell $164.9 million of mortgage loans, with the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion valued as an offsetting asset and liability of approximately $927,000. As of December 31, 2006, these rate locks and delivery commitments were valued at $482,000. As of March 31, 2007, Sterling had loans locked with investors under mandatory delivery programs valued at $53,000, and held offsetting forward sale agreements on MBS valued at $16,000, with a net loss position reflected in mortgage banking income. As of December 31, 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.
Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering comparable dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of March 31, 2007 and December 31, 2006, were $424,000 and $404,000, respectively.

Capital
Sterling’s total shareholders’ equity was $1.11 billion at March 31, 2007, compared to $783.4 million at December 31, 2006. The increase in total shareholders’ equity was primarily from the issuance of Sterling’s common stock in connection with the purchase of Northern Empire, as well as the retention of earnings. Shareholders’ equity was 9.8% of total assets at March 31, 2007 compared with 8.0% at December 31, 2006.
At March 31, 2007, Sterling had an unrealized loss of $45.6 million on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.
Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 2 of “Notes to Consolidated Financial Statements.”
Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2007, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at March 31, 2007:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$396,508	4.0%	$495,635	5.0%	$910,611	9.2%
Sterling Savings Bank	385,793	4.0%	482,241	5.0%	889,132	9.2%
Golf Savings Bank	10,233	4.0%	12,792	5.0%	24,243	9.5%
Tier 1 (to risk-weighted assets)
Sterling	369,563	4.0%	554,345	6.0%	910,611	9.9%
Sterling Savings Bank	362,403	4.0%	543,605	6.0%	889,132	9.8%
Golf Savings Bank	7,914	4.0%	11,871	6.0%	24,243	12.3%
Total (to risk-weighted assets)
Sterling	739,127	8.0%	923,908	10.0%	1,010,494	10.9%
Sterling Savings Bank	724,807	8.0%	906,009	10.0%	987,770	10.9%
Golf Savings Bank	15,828	8.0%	19,785	10.0%	25,487	12.9%
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
New Accounting Policies
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. SFAS No. 159 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 159 to have a material effect on Sterling.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount, if any, that is owed current or former employees under split dollar BOLI. EITF 06-4 is effective January 1, 2008. Sterling is currently assessing the potential impact of this standard.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 156”). This pronouncement requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, the pronouncement allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS No. 140, employs lower of cost or market (“locom”) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to the trading classification. SFAS No. 156 became effective for Sterling as of January 1, 2007, and did not have a material effect on Sterling, as Sterling continued to recognize servicing assets initially at fair value and to employ the amortization method.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and SFAS No. 140. This statement addresses the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative) and also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 allows combined valuation and accounting. This statement became effective for Sterling as of January 1, 2007 and did not have a material impact on the consolidated financial results.
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
Item 1a Risk Factors
You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3 Defaults Upon Senior Securities
Not applicable.

STERLING FINANCIAL CORPORATION
PART II – Other Information
Item 4 Submission of Matters to a Vote of Security Holders
A Special Meeting of Shareholders of Sterling (the “Meeting”) was held on February 21, 2007. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:
(1)	The proposal to approve the Agreement and Plan of Merger dated September 17, 2006, by and between Sterling and Northern Empire received the following votes:

		Percentage of
	Votes	For & Against
For	33,241,798	78.98%
Against	168,190	0.40%
Abstain	88,621	0.21%
The foregoing proposal was approved.

(2)	The proposal to authorize Sterling’s Board of Directors to adjourn or postpone the Special Meeting received the following votes:

		Percentage of
	Votes	For & Against
For	28,716,426	68.23%
Against	4,584,856	10.89%
Abstain	197,327	0.47%
          The foregoing proposal was approved.
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

STERLING FINANCIAL CORPORATION
(Registrant)

May 9, 2007 Date	By:	/s/ Robert G. Butterfield Robert G. Butterfield
Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

2.1	Agreement and Plan of Merger by and between Sterling and North Valley Bancorp dated April 10, 2007, filed as Exhibit 2.1 to Sterling Current Report on Form 8-K dated April 11, 2007 and incorporated by reference herein.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s registration statement on Form S-3 dated December 20, 2005, and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.2 to Sterling’s registration statement on Form S-3 dated December 20, 2005 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.3 to Sterling’s Registration Statement on Form S-4 dated December 9, 2002, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-1