Form 10-Q
period 2007-06-30
STERLING FINANCIAL CORP /WA/
filed 2007-08-08
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☑     Accelerated Filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 1, 2007
Common Stock ($1.00 par value)	51,341,243

STERLING FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended JUNE 30, 2007

PART I — Financial Information
Item 1 — Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$10,851	$13,846
Non-interest bearing and vault	180,425	164,719

Total cash and cash equivalents	191,276	178,565

Restricted cash	1,125	1,150
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,697,424	1,820,583
Held to maturity	108,430	93,063
Loans receivable, net	8,507,423	7,021,241
Loans held for sale	84,613	91,469
Accrued interest receivable	60,436	55,519
Real estate owned and other collateralized assets, net	4,012	4,052
Office properties and equipment, net	96,361	93,796
Bank-owned life insurance (“BOLI”)	147,354	139,206
Goodwill	456,315	247,244
Other intangible assets, net	34,078	28,570
Mortgage servicing rights, net	10,130	7,335
Prepaid expenses and other assets, net	64,670	52,699

Total assets	$11,463,647	$9,834,492

LIABILITIES:
Deposits	$7,620,362	$6,746,028
Advances from Federal Home Loan Bank (“FHLB”)	1,594,844	1,308,617
Securities sold subject to repurchase agreements and funds purchased	744,903	616,354
Other borrowings	250,074	240,226
Cashiers checks issued and payable	4,279	18,144
Borrowers’ reserves for taxes and insurance	2,418	2,348
Accrued interest payable	39,615	39,863
Accrued expenses and other liabilities	84,981	79,496

Total liabilities	10,341,476	9,051,076

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 100,000,000 shares authorized; 51,329,826 and 42,042,740 shares issued and outstanding	51,330	42,043
Additional paid-in capital	889,890	590,218
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $26,368 and $19,531	(44,974)	(33,350)
Retained earnings	225,925	184,505

Total shareholders’ equity	1,122,171	783,416

Total liabilities and shareholders’ equity	$11,463,647	$9,834,492

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans	$172,825	$103,356	$325,588	$195,467
MBS	19,356	22,473	39,824	45,818
Investments and cash equivalents	1,880	891	3,551	1,614

Total interest income	194,061	126,720	368,963	242,899

Interest expense:
Deposits	70,666	40,909	134,386	75,719
Short-term borrowings	9,730	8,881	19,405	15,246
Long-term borrowings	24,625	15,881	45,516	31,929

Total interest expense	105,021	65,671	199,307	122,894

Net interest income	89,040	61,049	169,656	120,005
Provision for losses on loans	(3,975)	(4,650)	(8,200)	(9,300)

Net interest income after provision for losses on loans	85,065	56,399	161,456	110,705

Non-interest income:
Fees and service charges	13,694	10,615	25,886	19,694
Mortgage banking operations	9,807	2,725	18,665	4,996
Loan servicing fees	410	482	1,093	751
Real estate owned and other collateralized assets operations	(93)	78	(138)	385
BOLI	1,717	1,203	3,264	2,386
Other non-interest expense	(757)	27	(544)	(165)

Total non-interest income	24,778	15,130	48,226	28,047

Non-interest expenses	69,891	46,989	135,560	91,229

Income before income taxes	39,952	24,540	74,122	47,523
Income tax provision	(12,971)	(7,609)	(24,220)	(15,176)

Net income	$26,981	$16,931	$49,902	$32,347

Earnings per share — basic	$0.53	$0.48	$1.03	$0.92

Earnings per share — diluted	$0.52	$0.48	$1.02	$0.92

Weighted average shares outstanding — basic	51,189,438	35,077,647	48,230,619	35,012,510

Weighted average shares outstanding — diluted	51,699,098	35,404,364	48,776,780	35,326,837
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$49,902	$32,347
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	8,200	9,320
Accretion of deferred gain on sale of branches	(352)	(18)
Net gain on sales of loans, investment securities and MBS	(11,460)	(1,316)
Stock based compensation	627	181
Excess tax benefit from stock based compensation	(1,336)	(791)
Stock issuances relating to 401(k) match	1,172	896
Other gains and losses	1,504	387
Increase in cash surrender value of BOLI	(3,264)	(2,386)
Depreciation and amortization	12,135	9,230
Change in:
Accrued interest receivable	2,123	(4,695)
Prepaid expenses and other assets	(6,957)	1,928
Cashiers checks issued and payable	(18,564)	(721)
Accrued interest payable	(2,221)	10,271
Accrued expenses and other liabilities	(4,580)	(7,955)
Proceeds from sales of loans originated for sale	676,063	62,018
Loans originated for sale	(667,682)	(60,702)

Net cash provided by operating activities	35,310	47,994

Cash flows from investing activities:
Change in restricted cash	25	(159)
Loans funded and purchased	(2,376,666)	(2,128,822)
Loan principal received	2,026,361	1,485,011
Proceeds from sales of other loans	97,114	0
Purchase of investment securities	(47,195)	(40,300)
Proceeds from maturities of investment securities	23,379	10,088
Proceeds from sale of investments	5,609	0
Net cash and cash equivalents acquired	92,419	0
Principal payments on mortgage-backed securities	125,963	139,762
Purchase of office properties and equipment	(7,202)	(7,486)
Sales of office properties and equipment	2,792	5,702
Improvements and other changes to real estate owned	(9)	(221)
Proceeds from sales and liquidation of real estate owned	106	731

Net cash provided by (used in) investing activities	(57,304)	(535,694)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$151,234	$135,327
Proceeds from issuance of time deposits	1,547,770	1,781,541
Payments for maturing time deposits	(1,939,136)	(1,450,573)
Interest credited to deposits	119,812	65,195
Advances from FHLB	1,232,744	1,379,784
Repayment of advances from FHLB	(1,213,095)	(1,486,072)
Net change in securities sold subject to repurchase agreements and funds purchased	128,549	(28,635)
Proceeds from other borrowings	23,000	75,000
Repayments of other borrowings	(13,403)	0
Proceeds from stock purchases	3,070	3,340
Excess tax benefit from stock based compensation	1,336	791
Cash dividends paid to shareholders	(7,246)	(4,023)
Other	70	492

Net cash provided by (used in) financing activities	34,705	472,167

Net change in cash and cash equivalents	12,711	(15,533)
Cash and cash equivalents, beginning of period	178,565	131,307

Cash and cash equivalents, end of period	$191,276	$115,774

Supplemental disclosures:
Cash paid during the period for:
Interest	$199,555	$112,623
Income taxes	28,427	15,686

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	57	4,436
Common stock issued upon business combination	302,754	0
Common stock cash dividends accrued	8,482	2,282
Deferred gain on sale of branches	804	3,670
The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Net income	$26,981	$16,931	$49,902	$32,347

Other comprehensive income:
Change in unrealized gains (losses) on investment securities and MBS available-for-sale	(25,686)	(17,112)	(18,461)	(40,820)
Less deferred income taxes	9,507	6,335	6,837	15,110

Net other comprehensive income (loss)	(16,179)	(10,777)	(11,624)	(25,710)

Comprehensive income (loss)	$10,802	$6,154	$38,278	$6,637

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
2. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Junior Subordinated Debentures	$223,620	$236,772
Other	26,454	3,454

Total	$250,074	$240,226

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

							Carrying
		Maturity		Rate at			Value (in
Subsidiary Issuer	Issue Date	Date	Call Date	June 30, 2007			thousands)
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	6.99%		$51,547

Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	6.89		56,702

Lynnwood Financial Statutory Trust II	June 2005	June 2035	N/A	Floating	7.16		10,310

Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	8.56		10,310

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	8.61		20,619

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	8.51		10,310

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	8.61		14,433

Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	8.51		9,480

Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	9.15		15,166

Sterling Capital Trust II	July 2001	July 2031	June 2006	Fixed	10.25		24,743

					7.94	%*	$223,620

*	weighted average rate
Sterling has entered into a $40.0 million revolving credit agreement (the “Credit Facility”) with Wells Fargo Bank, N.A., with amounts advanced on the Credit Facility included in the “Other” caption of other borrowings. As of June 30, 2007, $23.0 million was drawn on the Credit Facility. Subsequent to June 30, 2007, the outstanding balance on the Credit Facility was paid in full. Amounts loaned pursuant to the Credit Facility bear interest, at Sterling’s election, either floating at two percent below prime or fixed at LIBOR plus 90 basis points. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling’s ability to incur debt, make investments and merge into or consolidate with other entities. The Credit Facility may be terminated and loans under the Credit Facility may be accelerated if an event of default occurs, as defined in the Credit Facility. The Credit Facility is expected to be renewed prior to it maturing in August 2007. If the Credit Facility is not renewed, any outstanding balance would be payable in full.
In April 2007, Sterling elected to exercise its early redemption right to call the Klamath First Capital Trust II debenture. The redemption occurred on April 23, 2007.
On July 25, 2007, Sterling’s wholly owned subsidiary, Sterling Capital Trust IX, sold $45.0 million of Trust Preferred Securities. The rate payable on these securities will be the 90-day LIBOR plus 1.40% and is adjustable and payable quarterly. These securities mature in 2037.

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
4. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations.

	Three Months Ended June 30,
	2007			2006
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$26,981	51,189,438	$0.53	$16,931	35,077,647	$0.48

Effect of dilutive securities:
Common stock options and restricted shares	0	509,660	(0.01)	0	326,717	0.00

Diluted computations	$26,981	51,699,098	$0.52	$16,931	35,404,364	$0.48

Antidilutive options not included in diluted earnings per share		307,945			0

	Six Months Ended June 30,
	2007			2006
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$49,902	48,230,619	$1.03	$32,347	35,012,510	$0.92
Effect of dilutive securities:
Common stock options and restricted shares	0	546,161	(0.01)	0	314,327	0.00

Diluted computations	$49,902	48,776,780	$1.02	$32,347	35,326,837	$0.92

Antidilutive options not included in diluted earnings per share		254,613			0

5. Non-Interest Expenses:
The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Employee compensation and benefits	$39,163	$25,710	$77,234	$50,799
Occupancy and equipment	11,681	7,375	22,148	14,291
Data processing	4,176	3,523	8,373	6,855
Depreciation	3,341	2,432	6,536	4,715
Advertising	3,279	2,334	5,956	4,255
Travel and entertainment	2,133	1,444	3,641	2,586
Amortization of core deposit intangibles	1,226	555	2,267	1,111
Goodwill litigation costs	1,132	135	1,312	220
Legal and accounting	547	704	1,223	1,239
Insurance	513	316	908	599
Merger and acquisition costs	413	0	844	0
Other	2,287	2,461	5,118	4,559

Total	$69,891	$46,989	$135,560	$91,229

6. Segment Information:
For purposes of measuring and reporting financial results, Sterling is divided into five business segments:
•	The Community Banking segment consists of the operations conducted by Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling’s subsidiary, Golf Savings Bank and Sterling Savings Bank’s subsidiary, Action Mortgage Company (“Action Mortgage”).

•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company (“INTERVEST”).

•	The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank’s subsidiary Harbor Financial Services, Inc.

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended June 30, 2007
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$179,487	$12,365	$2,044	$0	$165	$194,061
Interest expense	(96,950)	(3,377)	0	0	(4,694)	(105,021)

Net interest income (expense)	82,537	8,988	2,044	0	(4,529)	89,040
Provision for loan losses	(3,900)	(75)	0	0	0	(3,975)
Noninterest income	20,036	7,561	1,967	1,006	(5,792)	24,778
Noninterest expense	(55,263)	(10,045)	(2,417)	(1,000)	(1,166)	(69,891)

Income before income taxes	$43,410	$6,429	$1,594	6	$(11,487)	$39,952

Total assets	$11,179,900	$364,419	$8,984	$622	$(90,278)	$11,463,647

	As of and for the Three Months Ended June 30, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$120,406	$3,775	$2,406	$0	$133	$126,720
Interest expense	(63,074)	0	0	0	(2,597)	(65,671)

Net interest income (expense)	57,332	3,775	2,406	0	(2,464)	61,049
Provision for loan losses	(4,650)	0	0	0	0	(4,650)
Noninterest income	13,478	2,465	1,246	1,015	(3,074)	15,130
Noninterest expense	(39,407)	(3,959)	(2,055)	(760)	(808)	(46,989)

Income before income taxes	$26,753	$2,281	$1,597	$255	$(6,346)	$24,540

Total assets	$8,091,408	$14,446	$9,922	$907	$(72,345)	$8,044,338

	As of and for the Six Months Ended June 30, 2007
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$341,537	$23,177	$4,235	$0	14	$368,963
Interest expense	(184,201)	(6,251)	0	0	(8,855)	(199,307)

Net interest income (expense)	157,336	16,926	4,235	0	(8,841)	169,656
Provision for loan losses	(8,050)	(150)	0	0	0	(8,200)
Noninterest income	38,119	14,775	4,174	1,823	(10,665)	48,226
Noninterest expense	(106,192)	(20,324)	(5,329)	(1,839)	(1,876)	(135,560)

Income before income taxes	$81,213	$11,227	$3,080	(16)	$(21,382)	$74,122

Total assets	$11,179,900	$364,419	$8,984	$622	$(90,278)	$11,463,647

	As of and for the Six Months Ended June 30, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total
	(Dollars in thousands)
Interest income	$230,946	$7,242	$4,263	$0	$448	$242,899
Interest expense	(118,156)	0	0	0	(4,738)	(122,894)

Net interest income (expense)	112,790	7,242	4,263	0	(4,290)	120,005
Provision for loan losses	(9,300)	0	0	0	0	(9,300)
Noninterest income	24,932	4,552	2,483	1,843	(5,763)	28,047
Noninterest expense	(76,847)	(7,775)	(3,923)	(1,471)	(1,213)	(91,229)

Income before income taxes	$51,575	$4,019	$2,823	$372	$(11,266)	$47,523

Total assets	$8,091,408	$14,446	$9,922	$907	$(72,345)	$8,044,338

7. Stock Based Compensation:
On January 1, 2006, Statement of Financial Accounting Standard No. 123 (R), “Share Based Payment,” became effective for Sterling. As a result, stock options issued as compensation are recorded as an expense at their estimated fair value.
During the six months ended June 30, 2007, stock option activity and related information was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic Value
	Number	Exercise Price	Life (in years)	(in thousands)
Outstanding, December 31, 2006	1,485,661	$19.72
Granted	310,000	33.14
Exercised	(251,694)	12.43
Acquisitions	573,212	12.67
Cancelled	(8,623)	18.35

Outstanding, June 30, 2007	2,108,556	$20.65	5.01	$17,480

Exercisable, June 30, 2007	1,799,556	$18.51	4.73	$18,769

On April 24, 2007, Sterling adopted the 2007 Long-Term Incentive Plan, which allows for the issuance of up to an aggregate of 2.0 million options to purchase shares of Sterling’s common stock. As of June 30, 2007, a total of 2,041,249 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The options granted under these plans have terms of four, six or ten years.

During the six months ended June 30, 2007 and 2006, the fair value of options granted were $3.2 million and $171,000, respectively, and the intrinsic value of options exercised were $5.0 million and $2.5 million, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used are presented in the table below.

	Six Months Ended
	June 30,
	2007	2006
Expected volatility	28% - 29%	31%
Expected term (in years)	4.7 - 6.0	5.5
Expected dividend yield	0.90% - 1.10%	0.87%
Risk free interest rate	4.65% - 4.81%	4.36%
Other stock based compensation during the six months ended June 30, 2007 included the issuance to management of 85,000 shares of restricted stock, with a grant date fair value of $2.8 million. These shares vest evenly over a four year period. Stock compensation expense recognized during the six months ended June 30, 2007 and 2006 was $627,000 and $181,000, respectively.
8. New Accounting Pronouncements:
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
Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of June 30, 2007, Sterling had entered into best efforts forward commitments to sell $142.7 million of mortgage loans, with the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion valued as an offsetting asset and liability of approximately $1.3 million. As of December 31, 2006, these rate locks and delivery commitments were valued at $482,000. As of

June 30, 2007, Sterling had loans locked with investors under mandatory delivery programs valued at $54,000, and held offsetting forward sale agreements on MBS valued at $39,000, with a net gain position reflected in mortgage banking income. As of December 31, 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.
Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of June 30, 2007 and December 31, 2006, were $104,000 and $404,000, respectively.
10. Cash Dividends:
The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash and capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors. During 2006 and 2007, Sterling paid the following cash dividends:

Date Paid	Per Share Amount	Total
January 2006	$0.055	$1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
October 2006	0.070	2.6 million
January 2007	0.075	3.2 million
April 2007	0.080	4.1 million
July 2007	0.085	4.3 million
11. Business Combination:
On April 11, 2007, Sterling announced the signing of a definitive agreement to acquire North Valley Bancorp (“North Valley”), headquartered in Redding, California. This pending acquisition required approval by the North Valley shareholders, which was received at a special meeting of the North Valley shareholders on July 31, 2007, and remains subject to regulatory approval and satisfaction of other customary closing conditions. The integration of North Valley into Sterling is expected to increase Sterling’s total assets by approximately $900 million, and would complement the recent growth of its business in northern California, increasing its presence there by 25 depository branches. The transaction was valued at $196.2 million as of the date the parties agreed to merge.
On February 28, 2007, Sterling completed its acquisition of Northern Empire Bancshares (“Northern Empire”), a California corporation by issuing $30.0 million in cash, and 8,914,815 shares of Sterling common stock valued at $290.4 million in exchange for all outstanding Northern Empire shares. Northern Empire options totaling 646,018 were converted into options to purchase an aggregate of 573,212 shares of Sterling’s common stock, valued at $12.3 million. The total value of the transaction was $332.8 million. Northern Empire merged with and into Sterling, with Sterling being the surviving corporation in the merger. Northern Empire’s financial institution subsidiary, Sonoma National Bank, merged with and into Sterling’s subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. The Sonoma National Bank acquisition provided Sterling Savings Bank entry into the northern California market, enhanced the products and services available to the customers of both companies and strengthened Sterling’s leadership position in the West.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

February 28, 2007
Cash and cash equivalents	$110,775
Investments and MBS	22,574
Loans receivable, net	1,228,816
Goodwill	208,944
Core deposit intangible	7,775
Other assets	19,523

Total assets acquired	$1,598,407

Deposits	$987,694
Other borrowings	266,853
Other liabilities	11,093

Total liabilities assumed	1,265,640

Net assets acquired	$332,767

The following summarizes the unaudited pro forma results of operations as if Sterling acquired Northern Empire on January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended June		Six Months Ended June 30,
	2007	2006	2007	2006
Pro forma interest income	$194,061	$150,075	$385,941	$287,941
Pro forma interest expense	105,021	76,926	208,305	144,148

Pro forma net interest income	89,040	73,149	177,636	143,793
Pro forma net income	26,981	21,475	48,809	41,071
Pro forma earnings per share — basic	$0.53	$0.49	$0.85	$0.93
Pro forma earnings per share — diluted	$0.52	$0.48	$0.84	$0.92
12. Subsequent Events:
In July 2007, Sterling announced a quarterly cash dividend of $0.09 per share, payable on October 10, 2007 to shareholders of record as of September 28, 2007.

PART I – Financial Information (continued)
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation
STERLING FINANCIAL CORPORATION
June 30, 2007
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
Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $11.46 billion in total assets at June 30, 2007, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 171 financial service centers throughout Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices in the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling’s financial service center network.
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

Executive Summary and Highlights
During the last twelve months, Sterling completed four transactions, including acquisitions, Lynnwood Financial Group, Inc. and its subsidiary, Golf Savings Bank on July 5, 2006; FirstBank NW Corp. and its subsidiary, FirstBank Northwest on November 30, 2006; and Northern Empire Bancshares and its subsidiary, Sonoma National Bank on February 28, 2007. On July 31, 2006, Sterling also acquired certain assets of Mason-McDuffie Financial Corporation. As a result, comparability among particular amounts may be affected. The increase in net income over 2006 was mainly due to the increase in net interest income from growth in loan balances causing a change in the mix of interest earning assets.
Highlights for the second quarter of 2007 were as follows:
•	Net Income was $27.0 million, an increase of 59 percent over the second quarter of 2006.

•	Non-interest income was $24.8 million, a 64 percent increase over the second quarter of 2006.

•	Total loan originations of $1.71 billion increased 64 percent over the second quarter of 2006.

•	Total loans receivable increased to a record $8.51 billion, an increase of 21 percent since year end.

•	Total deposits increased to a record $7.62 billion, an increase of 13 percent since year end.

•	Business checking accounts increased 35 percent over the comparable prior year period and 17 percent annualized over the previous quarter.

•	Sterling’s Board of Directors approved a cash dividend of $0.09 per common share, payable on October 10, 2007, to shareholders of record as of September 28, 2007.
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
On April 11, 2007, Sterling announced the signing of a definitive agreement to acquire North Valley Bancorp (“North Valley”), headquartered in Redding, California. This pending acquisition required approval by the North Valley shareholders, which was received at a special meeting of the North Valley shareholders on July 31, 2007, and remains subject to regulatory approval and satisfaction of other customary closing conditions. The integration of North Valley into Sterling is expected to increase Sterling’s total assets by approximately $900 million, and would complement the recent growth of its business in California, increasing its presence there by 25 depository branches.
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
While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which may result in increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at June 30, 2007.
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
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the six months ended June 30, 2007, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2007, and concluded that the recorded values were not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different but still reasonable assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling’s goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (generally eight to ten years).
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
Results of Operations
Overview. Sterling recorded net income of $27.0 million, or $0.52 per diluted share, for the three months ended June 30, 2007, compared with net income of $16.9 million, or $0.48 per diluted share, for the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $49.9 million, or $1.02 per diluted share compared with net income of $32.3 million, or $0.92 per diluted share for the six months ended June 30, 2006. The increase in net income mainly reflected an increase in net interest income generated by margin expansion and growth in interest earnings assets.
The annualized return on average assets (“ROA”) was 0.94% and 0.85% for the three months ended June 30, 2007 and 2006, respectively, and 0.93% and 0.83% for the six months ended June 30, 2007 and 2006, respectively. The annualized return on average equity (“ROE”) was 9.6% and 13.1% for the three months ended June 30, 2007 and 2006, respectively, and 9.9% and 12.6% for the six months ended June 30, 2007 and 2006, respectively. The increase in ROA compared to 2006 was due to growth of net income outpacing the increase in assets, while dilution from recent acquisitions drove the decrease in ROE.
Net Interest Income. The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended June 30, 2007 and 2006, NII was $89.0 million and $61.0 million, respectively, an increase of 45.9%. During the six months ended June 30, 2007 and 2006, NII was $169.7 million and $120.0 million, respectively, an increase of 41.4%. The increase in NII was mainly influenced by the increase in loans as a percentage of interest earning assets.

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
The following table presents the composition of the change in NII, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:
•	Volume – changes in volume multiplied by comparative period rate;

•	Rate – changes in rate multiplied by comparative period volume; and

•	Rate/volume – changes in rate multiplied by changes in volume.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007 vs. 2006				2007 vs. 2006
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$59,993	$5,925	$3,587	$69,505	$106,403	$15,117	$8,666	$130,186
MBS	(3,098)	(22)	3	(3,117)	(6,034)	46	(6)	(5,994)
Investments and cash equivalents	492	522	203	1,217	958	1,025	429	2,412

Total interest income	57,387	6,425	3,793	67,605	101,327	16,188	9,089	126,604

Interest expense:
Deposits	19,887	6,656	3,214	29,757	36,061	15,374	7,232	58,667
Borrowings	5,349	3,490	754	9,593	8,416	7,917	1,413	17,746

Total interest expense	25,236	10,146	3,968	39,350	44,477	23,291	8,645	76,413

Net changes in NII	$32,151	$(3,721)	$(175)	$28,255	$56,850	$(7,103)	$444	$50,191

Net interest margin for each of the last five quarters was as follows:

Tax Equivalent
Three Months Ended	Net Interest Margin
June 30, 2007	3.41%
March 31, 2007	3.41%
December 31, 2006	3.37%
September 30, 2006	3.34%
June 30, 2006	3.26%
Average interest-earning assets for the three and six months ended June 30, 2007 were $10.55 billion and $10.11 billion, respectively, reflecting growth of $2.99 billion and $2.70 billion, respectively, over the comparative 2006 amounts. The growth in the loan portfolio is driving the increase in interest earning assets, resulting in an increase in net interest margin as loans are becoming a larger percentage of earning assets.
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
Sterling recorded provisions for losses on loans of $4.0 million and $4.7 million for the three months ended June 30, 2007 and 2006, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph. Management anticipates that its provisions for losses on loans may increase, reflecting Sterling’s strategic direction of originating more commercial real estate, construction, business banking and consumer loans that have a somewhat higher loss profile than Sterling’s historical mix of loans.
The following table summarizes loan loss allowance activity for the periods indicated:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Allowance — loans, January 1	$77,849	$52,034
Acquired	15,029	0
Provision	8,200	9,300
Charge offs, net of recoveries	(1,503)	(1,977)
Transfers	59	(385)

Allowance — loans, June 30	99,634	58,972

Allowance — unfunded commitments, January 1	5,840	3,449
Acquired	266	0
Transfers	(59)	385

Allowance — unfunded commitments, June 30	6,047	3,834

Total credit allowance	$105,681	$62,806

During the six months ended June 30, 2007, Sterling acquired an allowance for losses on loans in the amount of $15.0 million as a result of the Northern Empire acquisition. These acquired loans were determined to not have exhibited a deterioration in credit quality since origination, and thus were not included within the scope of the American Institute of Certified Public Accountants’ Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
At June 30, 2007, Sterling’s total classified assets were 0.83% of total assets, compared with 0.71% of total assets at June 30, 2006. Nonperforming assets were 0.27% of total assets at June 30, 2007, compared with 0.13% of total assets at June 30, 2006. Sterling does not anticipate significant losses in these classified assets, although there can be no assurances in this regard. At June 30, 2007, the loan delinquency ratio was 0.33% of total loans compared to 0.11% of total loans at June 30, 2006. Asset quality remained strong over the periods presented.
Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Fees and service charges	$13,694	$10,615	$25,886	$19,694
Mortgage banking operations	9,807	2,725	18,665	4,996
Loan servicing fees	410	482	1,093	751
Real estate owned operations	(93)	78	(138)	385
BOLI	1,717	1,203	3,264	2,386
Other non-interest expense	(757)	27	(544)	(165)

Total	$24,778	$15,130	$48,226	$28,047

The increase in non-interest income for the three and six months ended June 30, 2007, over the three and six months ended June 30, 2006, was primarily due to an increase in income from mortgage banking operations and fees and service charges. The increase in income from mortgage banking operations was primarily a result of increased loan originations and sales of loans into the secondary market by Golf Savings Bank, as well as increased brokered loan fee income and sale of SBA commercial real estate loans acquired in the acquisition of Sonoma National Bank.
Fees and service charges for the three and six months ended June 30, 2007 increased primarily due to the success of Sterling’s Balance Shield program, commercial banking fees, debit and CheckCard services, and analyzed account fees that include cash management and merchant services.
During the three and six months ended June 30, 2007, the FHLB San Francisco repurchased $5.1 million of FHLB stock acquired from Sonoma National Bank. The transaction did not result in any gain or loss. Sterling did not sell any MBS during the three and six months ended June 30, 2006.
The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Originations of residential mortgage loans	$454,921	$78,124	$799,539	$149,221
Originations of commercial real estate loans	1,200	36,528	12,410	70,503
Sales of residential mortgage loans	359,903	49,868	732,211	84,600
Sales of commercial real estate loans	22,577	0	29,503	0
Principal balances of residential loans serviced for others	636,598	560,708	636,598	560,708
Principal balances of commercial real estate loans serviced for others	1,796,859	852,532	1,796,859	852,532
Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Employee compensation and benefits	$39,163	$25,710	$77,234	$50,799
Occupancy and equipment	11,681	7,375	22,148	14,291
Data processing	4,176	3,523	8,373	6,855
Depreciation	3,341	2,432	6,536	4,715
Advertising	3,279	2,334	5,956	4,255
Travel and entertainment	2,133	1,444	3,641	2,586
Amortization of core deposit intangibles	1,226	555	2,267	1,111
Legal and accounting	547	704	1,223	1,239
Merger and acquisition costs	413	0	844	0
Insurance	513	316	908	599
Goodwill litigation costs	1,132	135	1,312	220
Other	2,287	2,461	5,118	4,559

Total	$69,891	$46,989	$135,560	$91,229

The increases in non-interest expenses were primarily due to continued company growth. Full-time equivalent employees increased year-over-year by 798 to 2,612 at June 30, 2007. The acquisition of Sonoma National Bank added approximately 190 full-time equivalent employees.
Income Tax Provision. Sterling recorded federal and state income tax provisions of $13.0 million and $7.6 million for the three months ended June 30, 2007 and 2006, respectively, and $24.2 million and $15.2 million for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the three months comparative period was 32.5% and 31.0%, respectively, and 32.7% and 31.9%, respectively, for the six month comparative period. The increase in the effective tax rate primarily reflects a higher percentage of income being taxed at the statutory rates and the increase in state tax expense due to the expansion into California.
Financial Position
Assets. At June 30, 2007, Sterling’s assets were $11.46 billion, up $1.63 billion from $9.83 billion at December 31, 2006. This growth was mainly a result of increases in the loan portfolio through originations and the Northern Empire acquisition.
Investment Securities and MBS. Sterling’s investment and MBS portfolio at June 30, 2007 was $1.81 billion, a decrease of $107.8 million from the December 31, 2006 balance of $1.91 billion. The decrease was mainly due to principal repayments and maturities. On June 30, 2007, the investment and MBS portfolio had an unrealized loss of $71.3 million versus an unrealized loss of $52.8 million at December 31, 2006, with the fluctuation due to interest rate movements.
Loans Receivable. At June 30, 2007, net loans receivable were $8.51 billion, up $1.49 billion from $7.02 billion at December 31, 2006. The increase was due to loan originations during the period and the Northern Empire acquisition, net of loan repayments.
The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
		(Dollars in thousands)
Residential real estate	$676,761	7.8	$654,661	9.2
Multifamily real estate	234,349	2.7	263,053	3.7
Commercial real estate	1,374,218	15.9	795,386	11.2
Construction	2,657,972	30.8	2,290,882	32.2
Consumer — direct	765,217	8.9	749,626	10.5
Consumer — indirect	337,491	3.9	288,704	4.1
Commercial banking	2,579,134	30.0	2,069,086	29.1

Gross loans receivable	8,625,142	100.0	7,111,398	100.0

Net deferred origination fees	(18,085)		(12,308)
Allowance for losses on loans	(99,634)		(77,849)

Loans receivable, net	$8,507,423		$7,021,241

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Residential real estate	$454,921	$78,124	$799,539	$149,221
Multifamily real estate	4,650	1,465	4,650	1,465
Commercial real estate	1,200	36,528	12,410	70,503
Construction	735,552	462,523	1,270,372	1,026,115
Consumer — direct	113,321	103,659	176,889	182,508
Consumer — indirect	57,013	41,152	121,925	70,687
Commercial banking	339,077	316,150	598,279	612,110

Total loans originated	$1,705,734	$1,039,601	$2,984,064	$2,112,609

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
		(Dollars in thousands)
Interest-bearing checking	$490,695	6.4	$483,551	7.2
Noninterest-bearing checking	918,393	12.1	834,140	12.4
Savings and MMDA	2,132,732	28.0	1,830,313	27.1
Time deposits	4,078,542	53.5	3,598,024	53.3

Total deposits	$7,620,362	100.0	$6,746,028	100.0

Total deposits increased to $7.62 billion as of June 30, 2007 from $6.75 billion at December 31, 2006. Deposit growth was primarily in time and money market demand accounts (“MMDA”), due to the addition of deposits as a result of the Northern Empire acquisition as well as organic growth.
Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements (“REPOs”) and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the six months ended June 30, 2007, these funding sources increased a total of $424.6 million, with the aggregate net total of FHLB advances, REPOs and Fed funds purchased increasing $414.8 million. As a result of the Northern Empire acquisition, Sterling assumed $266.9 million of advances from FHLB of San Francisco with $178.3 million outstanding as of June 30, 2007. See “ – Liquidity and Capital Resources.”
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

Sterling’s Asset/Liability Committee (“ALCO”) manages Sterling’s interest-rate risk based on interest rate expectations and other factors within policies and practices approved by the Board. The principal objective of Sterling’s asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating Sterling’s funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity (“EVE”) simulation.
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
ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down 100 and 200 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of June 30, 2007 and December 31, 2006 are included in the following table:

Change in
Interest Rate in	June 30,	December 31,
Basis Points	2007	2006
(Rate Shock)	% Change in NII	% Change in NII
+200	(1.3)	(1.5)
+100	(0.5)	(0.8)
Static	0.0	0.0
-100	(0.1)	(0.4)
-200	(1.2)	(1.6)
ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up and down 100 and 200 basis points. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at June 30, 2007 and December 31, 2006 are included in the following table:

		At December 31,
	At June 30, 2006	2006
Change in
Interest Rate	%	%
in Basis Points	Change	Change
(Rate Shock)	in EVE	in EVE
+200	(6.3)	(5.0)
+100	(2.2)	(1.5)
Static	0.0	0.0
-100	(1.7)	(4.6)
-200	(10.2)	(17.9)
Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of June 30, 2007, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process. See “– Results of Operations – Net Interest Income” and “– Capital.”
Liquidity and Capital Resources
As a financial institution, Sterling’s primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB and other borrowings. Deposits increased 13 percent to $7.62 billion at June 30, 2007 from $6.75 billion at December 31, 2006, mainly due to increases of $480.5 million and $302.4 million, respectively, in time deposits and savings and MMDA accounts. These increases mainly reflected deposits acquired in the Northern Empire acquisition.
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
During the six months ended June 30, 2007, net cash used in investing activities was $57.3 million, which was primarily due to loan funding exceeding loan repayments. During this period, net cash provided by financing activities was $34.7 million, which consisted primarily of net inflows from wholesale funding sources.
Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB Seattle that provide for borrowings up to a percentage of its total assets, subject to collateralization requirements. At June 30, 2007, these credit lines represented a total borrowing capacity of $2.43 billion, of which $1.02 billion was available. The FHLB Seattle has been undergoing organizational and operational changes for more than two years pursuant to a written agreement with its regulator, the Federal Housing Finance Board (“Finance Board”). During this time, FHLB Seattle continued to provide Sterling with ready sources of liquidity. Based on FHLB Seattle’s recent earnings and capital position, the Finance Board permitted the FHLB Seattle to resume dividend payments in December 2006, and on January 12, 2007, terminated the written agreement. Also, the Standard & Poor’s rating outlook for FHLB Seattle improved to “stable.” As a result of the Northern Empire acquisition, Sterling assumed $266.9 million of advances from FHLB of San Francisco.

Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans. At June 30, 2007, Sterling Savings Bank had $744.9 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $467.0 million. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.
Sterling, on a parent company-only basis, had cash of approximately $8.0 million and $21.1 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, Sterling had an investment of $175.1 million for both periods in the preferred stock of Sterling Savings Bank. At June 30, 2007 and December 31, 2006, Sterling had an investment in the common stock of Sterling Savings Bank of $865.8 million and $512.6 million, respectively. Sterling’s investment in the common stock of Sterling Savings Bank increased as a result of the acquisition and merger of Sonoma National Bank into Sterling Savings Bank. Sterling received cash dividends from Sterling Savings Bank of $13.0 million and $10.3 million during the six months ended June 30, 2007 and 2006, respectively. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. See Note 2 of “Notes to Consolidated Financial Statements.”
Sterling has the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling’s credit ratings, which as of June 30, 2007 were as follows:

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
At June 30, 2007, the reserve for unfunded commitments was $6.0 million. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.
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

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of June 30, 2007, Sterling had entered into best efforts forward commitments to sell $142.7 million of mortgage loans, with the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion valued as an offsetting asset and liability of approximately $1.3 million. As of December 31, 2006, these rate locks and delivery commitments were valued at $482,000. As of June 30, 2007, Sterling had loans locked with investors under mandatory delivery programs valued at $54,000, and held offsetting forward sale agreements on MBS valued at $39,000, with a net gain position reflected in mortgage banking income. As of December 31, 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.
Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering comparable dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of June 30, 2007 and December 31, 2006, were $104,000 and $404,000, respectively.
Capital
Sterling’s total shareholders’ equity was $1.12 billion at June 30, 2007, compared to $783.4 million at December 31, 2006. The increase in total shareholders’ equity was primarily from the issuance of Sterling’s common stock in connection with the purchase of Northern Empire, as well as the retention of earnings. Shareholders’ equity was 9.8% of total assets at June 30, 2007 compared with 8.0% at December 31, 2006.
At June 30, 2007, Sterling had an unrealized loss of $71.3 million on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods.
Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 2 of “Notes to Consolidated Financial Statements.”
Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2007, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at June 30, 2007:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$436,896	4.0%	$546,119	5.0%	$925,482	8.5%
Sterling Savings Bank	425,293	4.0%	531,616	5.0%	919,401	8.7%
Golf Savings Bank	11,198	4.0%	13,998	5.0%	24,128	8.6%
Tier 1 (to risk-weighted assets)
Sterling	376,298	4.0%	564,447	6.0%	925,482	9.8%
Sterling Savings Bank	368,424	4.0%	552,636	6.0%	919,401	10.0%
Golf Savings Bank	8,467	4.0%	12,701	6.0%	24,128	11.4%
Total (to risk-weighted assets)
Sterling	752,596	8.0%	940,745	10.0%	1,034,163	11.0%
Sterling Savings Bank	736,848	8.0%	921,060	10.0%	1,023,763	11.1%
Golf Savings Bank	16,934	8.0%	21,168	10.0%	25,447	12.0%

Goodwill Litigation
Sterling’s lawsuit against the U.S. Government for breaches of promises to Sterling, made in connection with past acquisitions of troubled thrift institutions, to include certain items as capital for purposes of regulatory capital ratios, and to forbear from enforcement of certain capital requirements against Sterling (the “Goodwill Litigation”) was tried to a judge of the U.S. Court of Federal Claims from June 25 to July 13, 2007. Summary judgment on liability had previously been entered and the purpose of the trial was to determine what amount, if any, the U.S. Government must pay in damages for its breach of the contracts for the acquisition of two thrifts, Lewis Federal Savings & Loan and Tri-Cities Savings & Loan. The ultimate outcome of the Goodwill Litigation cannot be predicted with certainty, and the U.S. Government will likely appeal any award of damages in favor of Sterling. Because of the effort required to bring the case to conclusion, Sterling will likely continue to incur legal expenses as the case progresses.
New Accounting Pronouncements
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3 Defaults Upon Senior Securities
Not applicable.

STERLING FINANCIAL CORPORATION
PART II – Other Information
Item 4 Submission of Matters to a Vote of Security Holders
Sterling’s Annual Meeting of Shareholders (the “Meeting”) was held on April 24, 2007. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:
(1)	Election of three Directors to serve for terms expiring in the year 2010:

James P. Fugate	Votes for:	33,854,753	Withheld:	4,873,612
James B. Keegan, Jr.	Votes for:	38,108,603	Withheld:	619,762
Robert D. Larrabee	Votes for:	34,658,544	Withheld:	4,069,821
Election of one Director to serve for the term expiring in the year 2009:

Michael F. Reuling	Votes for:	38,109,258	Withheld:	619,107
The following are the names of the other Directors whose terms continued after the meeting:

Donald N. Bauhofer	Donald J. Lukes
William L. Eisenhart	William W. Zuppe
Harold B. Gilkey
(2)	Amendment to Sterling’s Articles of Incorporation to increase the number of authorized shares of Common Stock to 110,000,000.

Votes for: 31,114,536	Against:	7,546,176	Abstentions:	67,647
(3)	Adoption of the Sterling 2007 Long-Term Incentive Plan.

Votes for: 26,864,133	Against:	5,721,783	Abstentions:	171,608
Approximate Broker Non-votes:                      5,970,843
(4)	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the year ending December 31, 2007 and any interim periods. The proposal received the following votes:

Votes for: 38,452,811	Against:	193,866	Abstentions:	81,688
Approximate Broker Non-votes:                                     0
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

STERLING FINANCIAL CORPORATION
(Registrant)

August 8, 2007 Date	By:	/s/ Robert G. Butterfield Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.                                                                                                               Exhibit Index
3.1	Articles of Restatement of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s registration statement on Form S-4/A, filed on June 22, 2007, and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s current report on Forma 8-K filed on March 2, 2007, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Sterling’s 2007 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling’s registration statement on Form S-8 filed on July 30, 2007, and incorporated by reference herein.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
E-1