Form 10-Q
period 2007-09-30
STERLING FINANCIAL CORP /WA/
filed 2007-11-08
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________________ TO ________________.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated Filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding as of November 1, 2007

Common Stock ($1.00 par value)	51,431,361

STERLING FINANCIAL CORPORATION

FORM 10-Q
For the Quarter Ended SEPTEMBER 30, 2007

-i-

PART I - Financial Information
Item 1 - Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$3,492	$13,846
Non-interest bearing and vault	163,764	164,719
Total cash and cash equivalents	167,256	178,565
Restricted cash	1,100	1,150
Investment securities and mortgage-backed securities ("MBS"):
Available for sale	1,788,911	1,820,583
Held to maturity	115,518	93,063
Loans receivable, net	8,747,430	7,021,241
Loans held for sale	54,460	91,469
Accrued interest receivable	65,676	55,519
Real estate owned and other collateralized assets, net	3,427	4,052
Office properties and equipment, net	94,939	93,796
Bank-owned life insurance ("BOLI")	149,136	139,206
Goodwill	453,294	247,244
Other intangible assets, net	32,852	28,570
Mortgage servicing rights, net	9,970	7,335
Prepaid expenses and other assets, net	62,946	52,699
Total assets	$11,746,915	$9,834,492
LIABILITIES:
Deposits	$7,766,392	$6,746,028
Advances from Federal Home Loan Bank ("FHLB")	1,462,132	1,308,617
Repurchase agreements and federal funds	941,143	616,354
Other borrowings	273,467	240,226
Cashiers checks issued and payable	5,976	18,144
Borrowers' reserves for taxes and insurance	3,223	2,348
Accrued interest payable	39,172	39,863
Accrued expenses and other liabilities	96,692	79,496
Total liabilities	10,588,197	9,051,076
Commitments and Contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized;
no shares issued and outstanding	0	0
Common stock, $1 par value; 100,000,000 shares authorized;
51,422,336 and 42,042,740 shares issued and outstanding	51,422	42,043
Additional paid-in capital	891,518	590,218
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale,
net of deferred income taxes of $18,793 and $19,531	(32,067)	(33,350)
Retained earnings	247,845	184,505
Total shareholders' equity	1,158,718	783,416
Total liabilities and shareholders' equity	$11,746,915	$9,834,492

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans	$179,132	$125,554	$504,720	$321,021
MBS	18,882	21,626	58,706	67,444
Investments and cash equivalents	1,904	1,028	5,455	2,642
Total interest income	199,918	148,208	568,881	391,107
Interest expense:
Deposits	71,489	51,653	205,875	127,372
Short-term borrowings	6,690	10,055	26,095	25,301
Long-term borrowings	28,075	16,467	73,591	48,396
Total interest expense	106,254	78,175	305,561	201,069
Net interest income	93,664	70,033	263,320	190,038
Provision for losses on loans	(3,888)	(4,698)	(12,088)	(13,998)
Net interest income after provision for losses on loans	89,776	65,335	251,232	176,040
Non-interest income:
Fees and service charges	14,966	11,526	40,852	31,220
Mortgage banking operations	7,314	5,572	25,979	10,568
Loan servicing fees	366	473	1,459	1,224
Real estate owned and other collateralized assets operations	223	(138)	85	247
BOLI	1,553	1,225	4,817	3,611
Other	(215)	(207)	(759)	(372)
Total non-interest income	24,207	18,451	72,433	46,498
Non-interest expenses	74,104	55,302	209,664	146,531
Income before income taxes	39,879	28,484	114,001	76,007
Income tax provision	(13,349)	(9,145)	(37,569)	(24,321)
Net income	$26,530	$19,339	$76,432	$51,686
Earnings per share - basic	$0.52	$0.52	$1.55	$1.45
Earnings per share - diluted	$0.51	$0.52	$1.54	$1.44
Weighted average shares outstanding - basic	51,279,114	36,891,986	49,257,951	35,645,887
Weighted average shares outstanding - diluted	51,660,186	37,273,560	49,768,308	35,992,764

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$76,432	$51,686
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for losses on loans and real estate owned	12,088	14,168
Accretion of deferred gain on sale of branches	(536)	(151)
Net gain on sales of loans, investment securities and MBS	(16,499)	(4,832)
Stock based compensation	1,013	182
Excess tax benefit from stock based compensation	(1,419)	(1,638)
Stock issuances relating to 401(k) match	1,637	1,203
Other gains and losses	3,024	888
Increase in cash surrender value of BOLI	(4,817)	(3,611)
Depreciation and amortization	18,184	14,084
Change in:
Accrued interest receivable	(3,117)	(8,770)
Prepaid expenses and other assets	(10,027)	1,217
Cashiers checks issued and payable	(16,867)	721
Accrued interest payable	(2,664)	16,307
Accrued expenses and other liabilities	7,094	(2,910)
Proceeds from sales of loans originated for sale	988,255	304,302
Loans originated for sale	(975,871)	(299,639)
Net cash provided by operating activities	75,910	83,207
Cash flows from investing activities:
Change in restricted cash	50	(501)
Loans funded and purchased	(3,702,199)	(3,169,552)
Loan principal received	3,122,955	2,120,741
Proceeds from sales of other loans	112,651	51,144
Purchase of investment securities	(79,941)	(44,416)
Proceeds from maturities of investment securities	38,580	11,400
Proceeds from sale of investments	5,609	0
Net change in cash and cash equivalents from acquisitions	92,419	(5,983)
Purchase of mortgage-backed securities	(120,419)	0
Principal payments on mortgage-backed securities	183,899	208,160
Purchase of office properties and equipment	(10,806)	(11,742)
Sales of office properties and equipment	3,810	18,882
Improvements and other changes to real estate owned	30	(248)
Proceeds from sales and liquidation of real estate owned	1,348	1,353
Net cash used in investing activities	(352,014)	(820,762)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$105,673	$224,549
Proceeds from issuance of time deposits	3,010,268	2,803,087
Payments for maturing time deposits	(3,280,346)	(2,437,358)
Interest credited to deposits	190,115	110,760
Advances from FHLB	1,517,744	1,985,866
Repayment of advances from FHLB	(1,630,642)	(2,055,766)
Net change in securities sold subject to repurchase agreements
and funds purchased	324,789	11,936
Proceeds from other borrowings	69,392	130,000
Repayments of other borrowings	(36,403)	(25,000)
Proceeds from stock purchases	3,546	4,774
Excess tax benefit from stock based compensation	1,419	1,638
Cash dividends paid to shareholders	(11,635)	(6,670)
Other	875	2,044
Net cash provided by financing activities	264,795	749,860
Net change in cash and cash equivalents	(11,309)	12,305
Cash and cash equivalents, beginning of period	178,565	131,307
Cash and cash equivalents, end of period	$167,256	$143,612
Supplemental disclosures:
Cash paid during the period for:
Interest	$306,252	$184,122
Income taxes	35,902	28,732
Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	753	4,406
Common stock issued upon business combination	8,927	50,565
Common stock cash dividends accrued	4,611	2,594
Deferred gain on sale of branches	804	9,029

The accompanying notes are an integral part of the consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Net income	$26,530	$19,339	$76,432	$51,686

Other comprehensive income:
Change in unrealized gains (losses) on investment
securities and MBS available-for-sale	20,482	39,170	2,021	(1,650)
Less deferred income taxes	(7,575)	(14,490)	(738)	620
Net other comprehensive income (loss)	12,907	24,680	1,283	(1,030)
Comprehensive income	$39,437	$44,019	$77,715	$50,656

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

2. Other Borrowings:

The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2007	2006

Junior Subordinated Debentures	$270,013	$236,772
Other	3,454	3,454
Total	$273,467	$240,226

Sterling raises capital from time to time through the formation of trusts ("Capital Trusts"), which issue capital securities ("Trust Preferred Securities") to investors. Sterling has also acquired Capital Trusts in connection with business acquisitions. These Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") issued by Sterling. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts' obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semi-annually. Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Call Date	Rate at September 30, 2007			Carrying Value (in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	6.76%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	7.32		51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	7.22		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	N/A	Floating	7.49		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	8.89		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	8.45		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	8.71		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	8.61		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	8.35		9,478
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	9.06		15,169
Sterling Capital Trust II	July 2001	July 2031	June 2006	Fixed	10.25		24,743
					7.88	%*	$270,013

*	weighted average rate

Sterling has a $40.0 million revolving credit agreement (the "Credit Facility") through August 2008 with Wells Fargo Bank, N.A., with amounts advanced on the Credit Facility included in the "Other" caption of other borrowings. As of September 30, 2007 and December 31, 2006, no amount was drawn on the Credit Facility. Amounts loaned pursuant to the Credit Facility bear interest, at Sterling's election, either floating at two percent below prime or fixed at LIBOR plus 90 basis points. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling's ability to incur debt, make investments and merge into or consolidate with other entities. The Credit Facility may be terminated and loans under the Credit Facility may be accelerated if an event of default occurs, as defined in the Credit Facility.

In April 2007, Sterling elected to exercise its early redemption right to call the Klamath First Capital Trust II debenture in the amount of $13.0 million. The redemption occurred on April 23, 2007.

On July 25, 2007, Sterling's wholly owned subsidiary, Sterling Capital Trust IX, sold $45.0 million of Trust Preferred Securities. The rate payable on these securities will be the 90-day LIBOR plus 1.40% and is adjustable and payable quarterly. These securities mature in 2037.

3. Income Taxes:

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures regarding such tax positions. FIN No. 48 became effective for Sterling as of January 1, 2007. The following were estimated amounts as of the effective date:

January 1, 2007
(Dollars in thousands)
Unrecognized Tax Benefit	$1,553
Potential Effective Tax Rate Impact	1,245
Recognized Penalties and Interest	308

Sterling does not expect unrecognized tax benefits to significantly change within the next twelve months. Sterling's tax positions for the years 2003 through 2006 remain subject to review by the Internal Revenue Service. Penalties and interest associated with any potential estimate variances would be included in income tax expense on the Consolidated Statement of Income.

4. Earnings Per Share:

The following table presents the basic and diluted earnings per share computations.

	Three Months Ended September 30,
	2007			2006
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)

Basic computations	$26,530	51,279,114	$0.52	$19,339	36,891,986	$0.52

Effect of dilutive securities:
Common stock options and
restricted shares	0	381,072	(0.01)	0	369,570	0.00
Contingently issuable shares	0	0	0.00	0	12,004	0.00
Diluted computations	$26,530	51,660,186	$0.51	$19,339	37,273,560	$0.52
Antidilutive options not included
in diluted earnings per share		735,749			0

	Nine Months Ended September 30,
	2007			2006
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)

Basic computations	$76,432	49,257,951	$1.55	$51,686	35,645,887	$1.45

Effect of dilutive securities:
Common stock options and
restricted shares	0	510,357	(0.01)	0	334,873	(0.01)
Contingently issuable shares	0	0	0.00	0	12,004	0.00
Diluted computations	$76,432	49,768,308	$1.54	$51,686	35,992,764	$1.44
Antidilutive options not included
in diluted earnings per share		281,396			0

5. Non-Interest Expenses:

The following table details the components of Sterling's total non-interest expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Employee compensation and benefits	$41,114	$31,479	$118,348	$82,278
Occupancy and equipment	10,767	8,755	32,915	23,046
Data processing	4,833	3,746	13,206	10,601
Depreciation	3,387	2,662	9,923	7,377
Advertising	3,289	2,900	9,245	7,155
Travel and entertainment	2,022	1,454	5,663	4,040
Goodwill litigation costs	1,525	25	2,837	245
Insurance	1,338	364	2,246	963
Amortization of core deposit intangibles	1,225	586	3,492	1,697
Legal and accounting	591	622	1,814	1,861
Merger and acquisition costs	263	191	1,883	191
Other	3,750	2,518	8,092	7,077
Total	$74,104	$55,302	$209,664	$146,531

6. Segment Information:

For purposes of measuring and reporting financial results, Sterling is divided into five business segments:

•	The Community Banking segment consists of the operations conducted by Sterling's subsidiary, Sterling Savings Bank.

•
The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling's subsidiary, Golf Savings Bank and Sterling Savings Bank's subsidiary, Action Mortgage Company ("Action Mortgage").

•
The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank's subsidiary INTERVEST-Mortgage Investment Company ("INTERVEST").

•
The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank's subsidiary Harbor Financial Services, Inc.

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling's segments and provides a reconciliation to Sterling's consolidated totals for the periods presented:

	As of and for the Three Months Ended September 30, 2007
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$183,366	$14,178	$2,309	$0	$65	$199,918
Interest expense	(97,636)	(3,908)	0	0	(4,710)	(106,254)
Net interest income (expense)	85,730	10,270	2,309	0	(4,645)	93,664
Provision for loan losses	(3,775)	(113)	0	0	0	(3,888)
Noninterest income	19,982	6,190	1,751	1,458	(5,174)	24,207
Noninterest expense	(58,966)	(10,572)	(2,881)	(1,140)	(545)	(74,104)
Income before income taxes	$42,971	$5,775	$1,179	318	$(10,364)	$39,879
Total assets	$11,429,438	$407,668	$10,370	$1,160	$(101,721)	$11,746,915

	As of and for the Three Months Ended September 30, 2006
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$136,616	$10,870	$2,407	$0	$(1,685)	$148,208
Interest expense	(72,246)	(3,886)	0	0	(2,043)	(78,175)
Net interest income (expense)	64,370	6,984	2,407	0	(3,728)	70,033
Provision for loan losses	(4,650)	(45)	0	0	(3)	(4,698)
Noninterest income	14,398	6,173	1,129	759	(4,008)	18,451
Noninterest expense	(40,546)	(11,016)	(2,272)	(726)	(742)	(55,302)
Income before income taxes	$33,572	$2,096	$1,264	$33	$(8,481)	$28,484
Total assets	$8,669,081	$354,447	$10,660	$897	$(117,410)	$8,917,675

	As of and for the Nine Months Ended September 30, 2007
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$524,903	$37,355	$6,544	$0	$79	$568,881
Interest expense	(281,837)	(10,159)	0	0	(13,565)	(305,561)
Net interest income (expense)	243,066	27,196	6,544	0	(13,486)	263,320
Provision for loan losses	(11,825)	(263)	0	0	0	(12,088)
Noninterest income	58,101	20,965	5,925	3,281	(15,839)	72,433
Noninterest expense	(165,158)	(30,896)	(8,210)	(2,979)	(2,421)	(209,664)
Income before income taxes	$124,184	$17,002	$4,259	$302	$(31,746)	$114,001
Total assets	$11,429,438	$407,668	$10,370	$1,160	(101,721)	$11,746,915

	As of and for the Nine Months Ended September 30, 2006
	Community Banking	Residential Mortgage Banking	Commercial Mortgage Banking	Retail Brokerage	Other and Eliminations	Total
	(Dollars in thousands)

Interest income	$367,562	$18,112	$6,670	$0	$(1,237)	$391,107
Interest expense	(190,402)	(3,886)	0	0	(6,781)	(201,069)
Net interest income (expense)	177,160	14,226	6,670	0	(8,018)	190,038
Provision for loan losses	(13,953)	(45)	0	0	0	(13,998)
Noninterest income	39,330	10,725	3,612	2,602	(9,771)	46,498
Noninterest expense	(117,393)	(18,791)	(6,195)	(2,197)	(1,955)	(146,531)
Income before income taxes	$85,144	$6,115	$4,087	$405	$(19,744)	$76,007
Total assets	$8,669,081	$354,447	$10,660	$897	$(117,410)	$8,917,675

7. Stock Based Compensation:

On January 1, 2006, Statement of Financial Accounting Standard No. 123 (R), "Share Based Payment," became effective for Sterling. As a result, stock options issued as compensation are recorded as an expense at their estimated fair value.

During the nine months ended September 30, 2007, stock option activity and related information was as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2006	1,485,661	$19.72
Granted	340,000	32.37
Exercised	(314,155)	11.48
Acquisitions	573,212	12.67
Cancelled	(11,623)	18.74
Outstanding, September 30, 2007	2,073,095	$21.10	4.90	$12,048
Exercisable, September 30, 2007	1,734,095	$18.90	4.58	$13,897

On April 24, 2007, Sterling adopted the 2007 Long-Term Incentive Plan, which allows for the issuance of up to an aggregate of 2.0 million options to purchase shares of Sterling's common stock. As of September 30, 2007, a total of 2,011,249 shares remained available for grant under Sterling's 2001, 2003 and 2007 Long-Term Incentive Plans. The options granted under these plans have terms of four, six, eight or ten years.

During the nine months ended September 30, 2007 and 2006, the fair value of options granted were $3.4 million and $171,000, respectively, and the intrinsic value of options exercised were $6.2 million and $4.9 million, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used are presented in the table below.

	Nine Months Ended
	September 30,
	2007	2006
Expected volatility	26% - 29%	31%
Expected term (in years)	4.7 - 6.0	5.5
Expected dividend yield	0.90% - 1.47%	0.87%
Risk free interest rate	4.65% - 4.80%	4.36%

Other stock based compensation during the nine months ended September 30, 2007 included the issuance to management of 85,000 shares of restricted stock, with a grant date fair value of $2.8 million. These shares vest evenly over a four year period. Stock compensation expense recognized during the nine months ended September 30, 2007 and 2006 was $1.0 million and $146,000, respectively.

8. New Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. SFAS No. 159 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 159 to have a material effect on Sterling.

In September 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount, if any, that is owed current or former employees under split dollar BOLI. EITF 06-4 is effective January 1, 2008. Sterling is currently assessing the potential impact of this standard.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 157 to have a material effect on Sterling.

9. Derivatives and Hedging:

As part of its mortgage banking activities, Sterling issues interest rate lock commitments ("rate locks") to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as Fannie Mae, under both non-binding ("best-efforts") and binding ("mandatory") delivery programs at or near the time the interest rate is locked with the borrowers.  For mandatory delivery programs, Sterling hedges Interest Rate Risk ("IRR") by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods.

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of September 30, 2007, Sterling had entered into best efforts forward commitments to sell $189.3 million of mortgage loans, with the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion valued as an offsetting asset and liability of approximately $1.1 million. As of December 31, 2006, these rate locks and delivery commitments were valued at $482,000. As of

September 30, 2007, Sterling had loans locked with investors under mandatory delivery programs valued at $18,000, and held offsetting forward sale agreements on MBS valued at $20,000, with a net position reflected in mortgage banking income. As of December 31, 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.

Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of September 30, 2007 and December 31, 2006, were $706,000 and $404,000, respectively.

10. Cash Dividends:

The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash and capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling's board of directors. During 2006 and 2007, Sterling paid the following cash dividends:

Date Paid	Per Share Amount	Total
January 2006	$0.055	$1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
October 2006	0.070	2.6 million
January 2007	0.075	3.2 million
April 2007	0.080	4.1 million
July 2007	0.085	4.3 million
October 2007	0.090	4.6 million

11. Business Combinations:

On April 11, 2007, Sterling announced the signing of a definitive agreement (the "Merger Agreement") to acquire North Valley Bancorp ("North Valley"), headquartered in Redding, California. This pending acquisition required approval by the North Valley shareholders, which was received at a special meeting of the North Valley shareholders on July 31, 2007, and remains subject to regulatory approval and satisfaction of other customary closing conditions. On October 26, 2007, Sterling announced that it appears unlikely that the pending merger between Sterling and North Valley will be completed during the fourth quarter of 2007 as previously intended. Sterling has revised its expectation for regulatory approval of the merger based upon recent conversations between Sterling and the FDIC. Sterling has been asked by the FDIC to strengthen its internal regulatory compliance program to ensure that Sterling's infrastructure is keeping pace with its growth rate. The FDIC has also informed Sterling that, at this time, it cannot advise Sterling when or if the pending application to merge Sterling Savings Bank with North Valley Bank will be approved. Sterling and North Valley are currently in discussions regarding an amendment to the Merger Agreement to extend the date after which either party may terminate the Merger Agreement if the merger has not been consummated, which is currently November 30, 2007; however, no agreement to amend the Merger Agreement has yet been reached. The integration of North Valley into Sterling is expected to increase Sterling's total assets by approximately $900 million, and would complement the recent growth of its business in northern California, increasing its presence there by 25 depository branches. The transaction was valued at $196.2 million as of the date the parties agreed to merge.

On February 28, 2007, Sterling completed its acquisition of Northern Empire Bancshares ("Northern Empire"), a California corporation by issuing $30.0 million in cash, and 8,914,815 shares of Sterling common stock valued at $290.4 million in exchange for all outstanding Northern Empire shares. Northern Empire options totaling 646,018 were converted into options to purchase an aggregate of 573,212 shares of Sterling's common stock, valued at $12.3 million. The total value of the transaction was $332.8 million. Northern Empire merged with and into Sterling, with Sterling being the surviving corporation in the merger. Northern Empire's financial institution subsidiary, Sonoma National Bank, merged with and into Sterling's subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. The Sonoma National Bank acquisition provided Sterling Savings

Bank entry into the northern California market, enhanced the products and services available to the customers of both companies and strengthened Sterling’s leadership position in the West.

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

The following summarizes the unaudited pro forma results of operations as if Sterling acquired Northern Empire on January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Pro forma interest income	$199,918	$173,438	$585,859	$461,380
Pro forma interest expense	106,254	91,363	314,562	235,510
Pro forma net interest income	93,664	82,075	271,297	225,870
Pro forma net income	26,530	23,492	75,337	64,565
Pro forma earnings per share - basic	$0.52	$0.51	$1.48	$1.45
Pro forma earnings per share - diluted	$0.51	$0.50	$1.47	$1.43

12. Subsequent Event:

In October 2007, Sterling announced a quarterly cash dividend of $0.095 per share, payable on January 11, 2008 to shareholders of record as of December 31, 2007.

PART I - Financial Information (continued)
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

STERLING FINANCIAL CORPORATION
September 30, 2007

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see "Forward-Looking Statements." Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling's 2006 annual report on Form 10-K.

General

Sterling Financial Corporation ("Sterling") is a bank holding company, the significant operating subsidiaries of which are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiaries of Sterling Savings Bank are Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a Washington State-chartered commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.

Sterling provides personalized, quality financial services and "Perfect Fit" banking products to its customers consistent with its "Hometown Helpful" philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $11.75 billion in total assets at September 30, 2007, Sterling originates loans and attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 171 financial service centers throughout Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices in the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling's financial service center network.

Sterling continues to implement its strategy to become the leading community bank in the western United States by increasing its commercial real estate, commercial banking, consumer and construction lending, which generally produce higher yields than residential loans, as well as increasing its retail deposits, particularly transaction accounts. Such loans generally involve a higher degree of risk than financing residential real estate. Management believes that a community bank mix of assets and liabilities will enhance its net interest income ("NII") (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard. Sterling's revenues are derived primarily from interest earned on loans and mortgage-backed securities ("MBS"), fees and service charges, and mortgage banking operations ("MBO"). The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System ("FRB"), the FDIC and the Washington State Department of Financial Institutions ("Washington Supervisor").

Executive Summary and Highlights

During 2006 and 2007, Sterling completed the acquisitions of Lynnwood Financial Group, Inc. and its subsidiary, Golf Savings Bank on July 5, 2006; FirstBank NW Corp. and its subsidiary, FirstBank Northwest on November 30, 2006; and Northern Empire Bancshares and its subsidiary, Sonoma National Bank on February 28, 2007. On July 31, 2006, Sterling also acquired certain assets of Mason-McDuffie Financial Corporation. As a result, comparability among periods may be affected. The increase in net income over 2006 was mainly due to the increase in net interest income from growth in loan balances causing a change in the mix of interest earning assets.

During the third quarter of 2007, disruptions in the mortgage market impacted many financial institutions, including Sterling.  Although Sterling's total assets, total loans receivable and total deposits have increased on an annualized basis, on a linked quarter basis these market conditions have contributed to Sterling experiencing a decrease in loan originations, a lower level of income from mortgage banking operations and a decline in asset quality.  The lower level of income from mortgage banking operations is primarily the result of the declining volume and prices for loan sales into the secondary market, while residential construction loans are the primary source of the decline in asset quality.

Highlights for the third quarter of 2007 as compared to the second quarter of 2007 were as follows:

•	Net interest margin was 3.50 percent, a 9 basis point improvement over last quarter.

•	Total assets were a record $11.75 billion, representing a 10 percent growth on an annualized basis over last quarter.

•	Net income was $26.5 million, slightly below the $27.0 million last quarter.

•	Non-interest income was $24.2 million, compared to $24.8 million last quarter.

•	Total loans receivable increased to a record $8.75 billion, representing an 11 percent growth on an annualized basis over last quarter.

•	Total deposits increased to a record $7.77 billion, representing an 8 percent growth on an annualized basis over last quarter.

•	Total nonperforming assets increased to 0.49 percent of total assets, up from 0.27 percent of total assets last quarter.

Company Growth

Sterling intends to continue to pursue an aggressive growth strategy to become the leading community bank in the western United States. This strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities. Sterling may not be successful in identifying further acquisition candidates, integrating acquisitions or preventing such acquisitions from having an adverse effect on Sterling. There is significant competition for acquisitions in Sterling's market area, and Sterling may not be able to acquire other businesses on attractive terms. Furthermore, the success of Sterling's growth strategy will depend on increasing and maintaining sufficient levels of regulatory capital, obtaining necessary regulatory approvals, generating appropriate growth and the existence of favorable economic and market conditions. There can be no assurance that Sterling will be successful in implementing its growth strategy.

On April 11, 2007, Sterling announced the signing of a definitive agreement (the "Merger Agreement") to acquire North Valley Bancorp ("North Valley"), headquartered in Redding, California. This pending acquisition required approval by the North Valley shareholders, which was received at a special meeting of the North Valley shareholders on July 31, 2007, and remains subject to regulatory approval and satisfaction of other customary closing conditions. On October 26, 2007, Sterling announced that it appears unlikely that the pending merger between Sterling and North Valley will be completed during the fourth quarter of 2007 as previously intended. Sterling has revised its expectation for regulatory approval of the merger based upon recent conversations between Sterling and the FDIC. Sterling has been asked by the FDIC to strengthen its internal regulatory compliance program to ensure that Sterling's infrastructure is keeping pace with its growth rate. The FDIC has also informed Sterling that, at this time, it cannot advise Sterling when or if the pending application to merge Sterling Savings Bank with North Valley Bank will be approved. Sterling and North Valley are currently in discussions regarding an amendment to the Merger Agreement to extend the date after which either party may terminate the Merger Agreement if the merger has not been consummated, which is currently November 30, 2007; however, no agreement to amend the Merger Agreement has yet been reached. The integration of North Valley into Sterling is expected to increase Sterling's total assets by approximately $900 million, and would complement the recent growth of its business in California, increasing its presence there by 25 depository branches.

On February 28, 2007, Sterling completed its acquisition of Northern Empire Bancshares, a California corporation ("Northern Empire") by issuing $30.0 million in cash, and 8,914,815 shares of Sterling common stock valued at $290.4 million in exchange for all outstanding Northern Empire shares. Northern Empire options totaling 646,018 were converted into 573,212 Sterling options, valued at $12.3 million. The total value of the transaction was $332.8 million. Northern Empire merged into Sterling, with Sterling being the surviving corporation in the merger. Northern Empire's financial institution subsidiary, Sonoma National Bank, merged with and into Sterling's subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

On November 30, 2006, Sterling completed its acquisition of FirstBank NW Corp., a Washington corporation ("FirstBank"), by issuing cash of $15.6 million and 4,821,913 shares of Sterling common stock valued at $145.3 million in exchange for all outstanding FirstBank shares. The total value of the transaction, including options converted, was $165.4 million. FirstBank was merged with and into Sterling, with Sterling being the surviving corporation in the merger. FirstBank's financial institution subsidiary, FirstBank Northwest, was merged with and into Sterling's subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

On July 31, 2006, a wholly owned subsidiary of INTERVEST acquired the mortgage banking operations, including the commercial servicing portfolio, brand name and investor/customer list, of Mason-McDuffie Financial Corporation ("Mason-McDuffie"), located in northern California. INTERVEST's mortgage banking business in northern California is now being conducted by Mason-McDuffie. The transaction was valued at $2.7 million, including $1.8 million in cash paid at closing, with the remainder to be paid in Sterling common stock, subject to the terms of a three-year earnout. Mason-McDuffie is dedicated to commercial loan originations and loan servicing.

On July 5, 2006, Sterling completed its acquisition of Lynnwood Financial Group, Inc. ("Lynnwood"), the parent company of Golf Savings Bank, by issuing $15.8 million in cash and 1,799,961 shares of Sterling common stock valued at $48.8 million in exchange for all outstanding Lynnwood shares. The total value of the transaction, including options converted, was $66.3 million. Lynnwood merged with and into Sterling, with Sterling being the surviving entity in the merger. Lynnwood's wholly owned subsidiaries, Golf Savings Bank and Golf Escrow Corporation, have become subsidiaries of Sterling.

Critical Accounting Policies

The accounting and reporting policies of Sterling conform to accounting principles generally accepted in the United States of America ("GAAP") and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Sterling's management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of Sterling's Consolidated Financial Statements and Management's Discussion and Analysis.

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

Allowance for Loan Losses. In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Sterling maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management's analysis.

The amount of the allowance for the various loan types represents management's estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consist primarily of non-accrual and restructured loans.

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

While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, which may result in increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses was adequate at September 30, 2007.

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

The loans underlying Sterling's MBS are subject to the prepayment of principal. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher or lower than expected, then Sterling will need to amortize a larger or smaller amount of the premium to interest income in that future period.

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Sterling has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Sterling's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in shareholders' equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the six months ended September 30, 2007, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management's intent to hold the investments to recovery, a change in management's assessment of credit risk, or a change in regulatory or accounting requirements.

Goodwill and Other Intangible Assets. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Sterling's goodwill relates to value inherent in the banking business and the value is dependent upon Sterling's ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Sterling's management performed an annual test of its goodwill and other intangible assets as of June 30, 2007, and concluded that the recorded values were not impaired. There are many assumptions and estimates underlying the determination of impairment. Another estimate using different but still reasonable assumptions could produce a significantly different result. Additionally, future events could cause management to conclude that Sterling's goodwill is impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling's financial condition and results of operations. Other intangible assets consisting of core-deposit intangibles with definite lives are amortized over the estimated life of the acquired depositor relationships (generally eight to ten years).

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

Income Taxes. Sterling estimates income taxes payable based on the amount it expects to owe various taxing authorities. Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities. In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of Sterling's tax position. Sterling also considers recent audits and examinations, as well as its historical experience in making such estimates. Although Sterling uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances.

Sterling uses an estimate of future earnings to support its position that the benefit of its net deferred tax assets will be realized. If future taxable income should prove nonexistent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and Sterling's net income will be reduced.

Results of Operations

Overview. Sterling recorded net income of $26.5 million, or $0.51 per diluted share, for the three months ended September 30, 2007, compared with net income of $19.3 million, or $0.52 per diluted share, for the three months ended September 30, 2006, and $27.0 million, or $0.52 per diluted share, for the three months ended June 30, 2007. Net income for the nine months ended September 30, 2007 was $76.4 million, or $1.54 per diluted share compared with net income of $51.7 million, or $1.44 per diluted share for the nine months ended September 30, 2006. The year over year increase in net income mainly reflected an increase in net interest income generated by margin expansion and growth in interest earnings assets, while the linked quarter decrease primarily reflected disruption in the mortgage market.

The annualized return on average assets ("ROA") was 0.91% and 0.89% for the three months ended September 30, 2007 and 2006, respectively, and 0.93% and 0.85% for the nine months ended September 30, 2007 and 2006, respectively. The annualized return on average equity ("ROE") was 9.3% and 13.4% for the three months ended September 30, 2007 and 2006, respectively, and 9.7% and 12.9% for the nine months ended September 30, 2007 and 2006, respectively. The increase in ROA compared to 2006 was due to growth of net income outpacing the increase in assets, while dilution from recent acquisitions drove the decrease in ROE.

Net Interest Income. The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended September 30, 2007 and 2006, NII was $93.7 million and $70.0 million, respectively, an increase of 33.7%. During the nine months ended September 30, 2007 and 2006, NII was $263.3 million and $190.0 million, respectively, an increase of 38.6%. The increase in NII was mainly influenced by the increase in loans as a percentage of interest earning assets.

Changes in Sterling's NII are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to NII divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The following table presents the composition of the change in NII, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume - changes in volume multiplied by comparative period rate;
•	Rate - changes in rate multiplied by comparative period volume; and
•	Rate/volume - changes in rate multiplied by changes in volume.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007 vs. 2006				2007 vs. 2006
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Rate/volume analysis:	(Dollars in thousands)
Interest income:
Loans	$53,037	$443	$141	$53,621	$160,583	$15,431	$7,793	$183,807
MBS	(2,855)	126	(16)	(2,745)	(8,888)	173	(23)	(8,738)
Investments and cash equivalents	(303)	1,803	(369)	1,131	452	2,760	332	3,544
Total interest income	49,879	2,372	(244)	52,007	152,147	18,364	8,102	178,613
Interest expense:
Deposits	15,363	3,461	1,012	19,836	48,997	21,337	8,169	78,503
Borrowings	6,652	1,272	319	8,243	13,216	10,830	1,943	25,989
Total interest expense	22,015	4,733	1,331	28,079	62,213	32,167	10,112	104,492
Net changes in NII	$27,864	$(2,361)	$(1,575)	$23,928	$89,934	$(13,803)	$(2,010)	$74,121

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Tax Equivalent Net Interest Margin

September 30, 2007	3.50%
June 30, 2007	3.41%
March 31, 2007	3.41%
December 31, 2006	3.37%
September 30, 2006	3.34%

Average interest-earning assets for the three and nine months ended September 30, 2007 were $10.70 billion and $10.30 billion, respectively, reflecting growth of $2.31 billion and $2.57 billion, respectively, over the comparative 2006 amounts. The growth in the loan portfolio is driving the increase in interest earning assets, resulting in an increase in net interest margin as loans are becoming a larger percentage of earning assets. Another positive influence on the net interest margin was the drop in the cost of wholesale funding in anticipation of a Federal Reserve rate cut in September 2007.

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

Sterling recorded provisions for losses on loans of $3.9 million and $4.7 million for the three months ended September 30, 2007 and 2006, respectively. The current provision reflects the analysis and assessment of the relevant factors mentioned in the preceding paragraph, growth in the allowance as a percentage of loans, as well as the decrease for the three month comparative period in loan originations. Management anticipates that its provision for losses on loans may increase, reflecting, among other factors, market conditions surrounding residential construction lending.

The following table summarizes loan loss allowance activity for the periods indicated:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Allowance - loans, January 1	$77,849	$52,034
Acquired	15,294	4,552
Provision	11,838	13,998
Charge offs, net of recoveries	(2,733)	(2,570)
Transfers	(206)	(1,509)
Allowance - loans, September 30	102,042	66,505
Allowance - unfunded commitments, January 1	5,840	3,449
Acquired	0	0
Provision	258	0
Transfers	206	1,509
Allowance - unfunded commitments, September 30	6,304	4,958
Total credit allowance	$108,346	$71,463

During 2007, Sterling acquired an allowance for losses on loans in the amount of $15.0 million as a result of the Northern Empire acquisition. These acquired loans were determined to not have exhibited a deterioration in credit quality since origination, and thus were not included within the scope of the American Institute of Certified Public Accountants' Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer."

At September 30, 2007, Sterling's total classified assets were 1.84% of total assets, compared with 0.52% of total assets at September 30, 2006. Nonperforming assets were 0.49% of total assets at September 30, 2007, compared with 0.21% of total assets at September 30, 2006. At September 30, 2007, the loan delinquency ratio was 0.53% of total loans compared to 0.25% of total loans at September 30, 2006. Deterioration in credit quality during the periods presented was due to recent market conditions and weakness in residential construction, particularly in the Boise, Idaho and Bend, Oregon markets.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Fees and service charges	$14,966	$11,526	$40,852	$31,220
Mortgage banking operations	7,314	5,572	25,979	10,568
Loan servicing fees	366	473	1,459	1,224
Real estate owned operations	223	(138)	85	247
BOLI	1,553	1,225	4,817	3,611
Other non-interest expense	(215)	(207)	(759)	(372)
Total	$24,207	$18,451	$72,433	$46,498

The increase in non-interest income for the three and nine months ended September 30, 2007, over the three and nine months ended September 30, 2006, was primarily due to an increase in income from mortgage banking operations and fees and service charges. The increase in income from mortgage banking operations was primarily a result of increased loan originations and sales of loans into the secondary market by Golf Savings Bank, as well as increased brokered loan fee income and sale of SBA commercial real estate loans acquired in the acquisition of Sonoma National Bank. On a linked quarter basis, income from mortgage banking operations was down 25 percent from $7.3 million for the third quarter of 2007 compared to $9.8 million for the second quarter of 2007, reflecting the disruption in the residential mortgage market that has slowed originations and adversely affected the pricing and timing on loan sales.

The total number of transaction accounts for the third quarter of 2007 grew 22 percent over the quarter ended September 30, 2006, which helped drive the growth in fees and service charge income. Fees and service charges for the three and nine months ended September 30, 2007 increased as a result of increases in consumer transaction based fees, including Sterling's Balance Shield program, plus increases in treasury management and loan related fees, merchant services, and business and consumer CheckCard fees.

The following table summarizes certain information regarding Sterling's residential and commercial mortgage banking activities for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Originations of residential mortgage loans	$369,216	$328,436	$1,168,755	$477,657
Originations of commercial real estate loans	80,371	38,488	97,431	110,456
Sales of residential mortgage loans	308,189	266,014	1,040,820	350,614
Sales of commercial real estate loans	14,501	0	44,004	0
Principal balances of residential loans serviced for others	613,134	606,807	613,134	606,807
Principal balances of commercial real estate loans serviced for others	1,679,335	843,112	1,679,335	843,112

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Employee compensation and benefits	$41,114	$31,479	$118,348	$82,278
Occupancy and equipment	10,767	8,755	32,915	23,046
Data processing	4,833	3,746	13,206	10,601
Depreciation	3,387	2,662	9,923	7,377
Advertising	3,289	2,900	9,245	7,155
Travel and entertainment	2,022	1,454	5,663	4,040
Goodwill litigation costs	1,525	25	2,837	245
Insurance	1,338	364	2,246	963
Amortization of core deposit intangibles	1,225	586	3,492	1,697
Legal and accounting	591	622	1,814	1,861
Merger and acquisition costs	263	191	1,883	191
Other	3,750	2,518	8,092	7,077
Total	$74,104	$55,302	$209,664	$146,531

The increases in non-interest expenses were primarily due to continued company growth, litigation costs from the three-week trial relating to the goodwill lawsuit, and the increase in the FDIC premium. Full-time equivalent employees increased year-over-year by 466 to 2,566 at September 30, 2007. The acquisition of FirstBank Northwest and Sonoma National Bank added approximately 420 full-time equivalent employees.

Income Tax Provision. Sterling recorded federal and state income tax provisions of $13.3 million and $9.1 million for the three months ended September 30, 2007 and 2006, respectively, and $37.6 million and $24.3 million for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate for the three months comparative period was 33.5% and 32.1%, respectively, and 33.0% and 32.0%, respectively, for the nine month comparative period. The increase in the effective tax rate primarily reflects a higher percentage of income being taxed at the statutory rates and the increase in state tax expense due to Sterling's expansion into California.

Financial Position

Assets. At September 30, 2007, Sterling's assets were $11.75 billion, up $1.91 billion from $9.83 billion at December 31, 2006. This growth was mainly a result of increases in the loan portfolio through originations and the Northern Empire acquisition.

Investment Securities and MBS. Sterling's investment and MBS portfolio at September 30, 2007 was $1.90 billion, a decrease of $9.2 million from the December 31, 2006 balance of $1.91 billion. The decrease was mainly due to principal repayments and maturities. On September 30, 2007, the investment and MBS portfolio had an unrealized loss of $50.8 million versus an unrealized loss of $52.8 million at December 31, 2006, with the fluctuation due to interest rate movements. During 2007, the FHLB San Francisco repurchased $5.1 million of FHLB stock acquired from Sonoma National Bank. During 2006 and 2007, Sterling did not sell any MBS.

Loans Receivable. At September 30, 2007, net loans receivable were $8.75 billion, up $1.73 billion from $7.02 billion at December 31, 2006. The increase was due to loan originations during the period and the Northern Empire acquisition, net of loan repayments.

The following table sets forth the composition of Sterling's loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)

Residential real estate	$673,058	7.6	$654,661	9.2
Multifamily real estate	377,204	4.3	263,053	3.7
Commercial real estate	1,217,458	13.7	795,386	11.2
Construction	2,877,253	32.4	2,290,882	32.2
Consumer - direct	777,764	8.8	749,626	10.5
Consumer - indirect	358,854	4.0	288,704	4.1
Commercial banking	2,586,233	29.2	2,069,086	29.1
Gross loans receivable	8,867,824	100.0	7,111,398	100.0
Net deferred origination fees	(18,352)		(12,308)
Allowance for losses on loans	(102,042)		(77,849)
Loans receivable, net	$8,747,430		$7,021,241

The following table sets forth Sterling's loan originations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Residential real estate	$369,216	$328,436	$1,168,755	$477,657
Multifamily real estate	13,240	2,750	17,890	4,215
Commercial real estate	67,131	35,738	79,541	106,241
Construction	579,287	588,466	1,849,659	1,614,581
Consumer - direct	90,440	79,063	267,329	261,571
Consumer - indirect	63,001	56,660	184,926	127,347
Commercial banking	198,317	312,240	796,596	924,350
Total loans originated	$1,380,632	$1,403,353	$4,364,696	$3,515,962

Deposits. The following table sets forth the composition of Sterling's deposits at the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)

Interest-bearing checking	$465,835	6.0	$483,551	7.2
Noninterest-bearing checking	913,932	11.8	834,140	12.4
Savings and MMDA	2,136,253	27.5	1,830,313	27.1
Time deposits	4,250,372	54.7	3,598,024	53.3
Total deposits	$7,766,392	100.0	$6,746,028	100.0

Total deposits increased to $7.77 billion as of September 30, 2007 from $6.75 billion at December 31, 2006. Deposit growth was primarily in time and money market demand accounts ("MMDA"), due to the addition of deposits as a result of the Northern Empire acquisition.

Borrowings. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank ("FHLB"), reverse repurchase agreements ("REPOs") and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the nine months ended September 30, 2007, these funding sources increased a total of $511.5 million, with the aggregate net total of FHLB advances, REPOs and Fed funds purchased increasing $478.3 million, offset by $45.0 million from the issuance of Trust Preferred Securities by Sterling Capital Trust IX. As a result of the Northern Empire acquisition, Sterling assumed $266.9 million of advances from FHLB of San Francisco with $135.2 million outstanding as of September 30, 2007.

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

Sterling, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices. Sterling's results of operations are largely dependent upon its net interest income and its ability to manage its interest rate risk.

Sterling's Asset/Liability Committee ("ALCO") manages Sterling's interest-rate risk based on interest rate expectations and other factors within policies and practices approved by the Board. The principal objective of Sterling's asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating Sterling's funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity ("EVE") simulation.

The difference between a financial institution's interest rate sensitive assets (e.g., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the specific time period) is commonly referred to as its "interest rate sensitivity gap" ("GAP"). An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be "asset sensitive," which generally means that if interest rates increase (other things being equal), a company's net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. Likewise, an institution having more interest rate sensitive liabilities than interest rate assets within a given time period is said to be "liability sensitive," which generally means that if interest rates increase, a company's net interest income will decrease and if interest rates decrease, its net interest income will increase.

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down 100 and 200 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of September 30, 2007 and December 31, 2006 are included in the following table:

Change in Interest Rate in	September 30, 2007	December 31, 2006
Basis Points (Rate Shock)	% Change in NII	% Change in NII

+200	(8.6)	(1.5)
+100	(4.1)	(0.8)
Static	0.0	0.0
-100	1.9	(0.4)
-200	0.4	(1.6)

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up and down 100 and 200 basis points. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at September 30, 2007 and December 31, 2006 are included in the following table:

Change in Interest Rate in	September 30, 2007	December 31, 2006
Basis Points (Rate Shock)	% Change in NII	% Change in NII

+200	(8.5)	(5.0)
+100	(3.3)	(1.5)
Static	0.0	0.0
-100	(0.9)	(4.6)
-200	(9.1)	(17.9)

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of September 30, 2007, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process. See "- Results of Operations - Net Interest Income" and "- Capital."

Liquidity and Capital Resources

As a financial institution, Sterling's primary sources of funds are investing and financing activities, including the collection of loan principal and interest payments. Financing activities consist primarily of customer deposits, advances from FHLB and other borrowings. Deposits increased 15.1 percent to $7.77 billion at September 30, 2007 from $6.75 billion at December 31, 2006, mainly due to increases of $652.3 million and $305.9 million, respectively, in time deposits and savings and MMDA accounts. These increases mainly reflected deposits acquired in the Northern Empire acquisition.

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

During the nine months ended September 30, 2007, net cash used in investing activities was $352.0 million, which was primarily due to loan funding exceeding loan repayments. During this period, net cash provided by financing activities was $264.8 million, which consisted primarily of net inflows from wholesale funding sources.

Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB Seattle that provide for borrowings up to a percentage of its total assets, subject to collateralization requirements. At September 30, 2007, these credit lines represented a total borrowing capacity of $2.64 billion, of which $1.32 billion was available. The FHLB Seattle has been undergoing organizational and operational changes for more than two years pursuant to a written agreement with its regulator, the Federal Housing Finance Board ("Finance Board"). During this time, FHLB Seattle continued to provide Sterling with ready sources of liquidity. Based on FHLB Seattle's recent earnings and capital position, the Finance Board permitted the FHLB Seattle to resume dividend payments in December 2006, and on January 12, 2007, terminated the written agreement. Also, the Standard & Poor’s rating outlook for FHLB Seattle improved to "stable."

Sterling Savings Bank also borrows funds under reverse repurchase agreements pursuant to which it sells investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling Savings Bank uses these borrowings to supplement deposit gathering for funding the origination of loans. At September 30, 2007, Sterling Savings Bank had $849.1 million in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $446.6 million. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.

Sterling, on a parent company-only basis, had cash of approximately $30.4 million and $21.1 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, Sterling had an investment of $175.1 million for both periods in the preferred stock of Sterling Savings Bank. At September 30, 2007 and December 31, 2006, Sterling had an investment in the common stock of Sterling Savings Bank of $865.8 million and $512.6 million, respectively. Sterling's investment in the common stock of Sterling Savings Bank increased as a result of the acquisition and merger of Sonoma National Bank into Sterling Savings Bank. Sterling received cash dividends from Sterling Savings Bank of $26.5 million and $17.1 million during the nine months ended September 30, 2007 and 2006, respectively. These resources contributed to Sterling's ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. See Note 2 of "Notes to Consolidated Financial Statements."

Sterling has the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling's credit ratings, which as of September 30, 2007 were as follows:

Rating Institution	Sterling Long-Term Debt	Sterling Short-Term Debt	Sterling Savings Bank Long-Term Deposits	Outlook

Fitch	BBB-	F3	BBB	Stable

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Sterling, in the conduct of ordinary business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Sterling is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on Sterling's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources but there is no assurance that such arrangements will not have a future effect.

At September 30, 2007, the reserve for unfunded commitments was $6.3 million. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.

As part of its mortgage banking activities, Sterling issues interest rate lock commitments ("rate locks") to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as Fannie Mae, under both non-binding ("best-efforts") and binding ("mandatory") delivery programs at or near the time the interest rate is locked with the borrowers.  For mandatory delivery programs, Sterling hedges Interest Rate Risk ("IRR") by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods.

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of September 30, 2007, Sterling had entered into best efforts forward commitments to sell $189.3 million of mortgage loans, with the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion valued as an offsetting asset and liability of approximately $1.1 million. As of December 31, 2006, these rate locks and delivery commitments were valued at $482,000. As of September 30, 2007, Sterling had loans locked with investors under mandatory delivery programs valued at $18,000, and held offsetting forward sale agreements on MBS valued at $20,000, with a net position reflected in mortgage banking income. As of December 31, 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.

Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering comparable dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of September 30, 2007 and December 31, 2006, were $706,000 and $404,000, respectively.

Capital

Sterling's total shareholders' equity was $1.16 billion at September 30, 2007, compared to $783.4 million at December 31, 2006. The increase in total shareholders' equity was primarily from the issuance of Sterling's common stock in connection with the purchase of Northern Empire, as well as the retention of earnings. Shareholders' equity was 9.9% of total assets at September 30, 2007 compared with 8.0% at December 31, 2006.

At September 30, 2007 and December 31, 2006, Sterling had an unrealized loss of $50.8 million and $52.8 million, respectively, on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

Sterling has outstanding various series of capital securities ("Trust Preferred Securities") issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 2 of "Notes to Consolidated Financial Statements."

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling's management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2007, each of the companies exceeded all such regulatory capital requirements and were "well capitalized" pursuant to such regulations. The following table sets forth their respective capital positions at September 30, 2007:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$428,515	4.0%	$535,644	5.0%	$978,749	9.1%
Sterling Savings Bank	428,610	4.0%	535,763	5.0%	925,460	8.6%
Golf Savings Bank	13,507	4.0%	16,884	5.0%	23,763	7.0%
Tier 1 (to risk-weighted assets)
Sterling	384,986	4.0%	577,479	6.0%	978,749	10.2%
Sterling Savings Bank	376,463	4.0%	564,695	6.0%	925,460	9.8%
Golf Savings Bank	9,232	4.0%	13,848	6.0%	23,763	10.3%
Total (to risk-weighted assets)
Sterling	769,972	8.0%	962,464	10.0%	1,090,095	11.3%
Sterling Savings Bank	752,926	8.0%	941,158	10.0%	1,032,374	11.0%
Golf Savings Bank	18,464	8.0%	23,080	10.0%	25,195	10.9%

Goodwill Litigation

Sterling's lawsuit against the U.S. Government for breaches of promises to Sterling, made in connection with past acquisitions of troubled thrift institutions, to include certain items as capital for purposes of regulatory capital ratios, and to forbear from enforcement of certain capital requirements against Sterling (the "Goodwill Litigation") was tried to a judge of the U.S. Court of Federal Claims from June 25 to July 13, 2007. Summary judgment on liability had previously been entered and the purpose of the trial was to determine what amount, if any, the U.S. Government must pay in damages for its breach of the contracts for the acquisition of two thrifts, Lewis Federal Savings & Loan and Tri-Cities Savings & Loan.  The ultimate outcome of the Goodwill Litigation cannot be predicted with certainty, and the U.S. Government will likely appeal any award of damages in favor of Sterling. Because of the effort required to bring the case to conclusion, Sterling will likely continue to incur legal expenses as the case progresses.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. SFAS No. 159 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 159 to have a material effect on Sterling.

In September 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount, if any, that is owed current or former employees under split dollar BOLI. EITF 06-4 is effective January 1, 2008. Sterling is currently assessing the potential impact of this standard.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will be effective for Sterling as of January 1, 2008. Sterling is currently assessing the impact of this standard and does not expect SFAS No. 157 to have a material effect on Sterling.

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

Forward-Looking Statements

From time to time, Sterling and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be contained in this report and in other documents that Sterling files with the Securities and Exchange Commission. Such statements may also be made by Sterling and its senior managers in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "seek," "expect," "intend," "plan" and similar expressions.

Forward-looking statements provide management's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Sterling does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond Sterling's control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Sterling;

•	the willingness of customers to substitute competitors' products and services for Sterling's products and services;

•	Sterling's success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	Sterling's critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending and saving habits;

•	the strength of the United States economy in general and the strength of the local economies in which Sterling conducts its operations; and

•	Sterling's success at managing the risks involved in the foregoing.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Sterling's market risks, see "Management's Discussion and Analysis - Asset and Liability Management."

Item 4	Controls and Procedures

Disclosure Controls and Procedures

Sterling's management, with the participation of Sterling's principal executive officer and principal financial officer, has evaluated the effectiveness of Sterling's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Sterling's principal executive officer and principal financial officer have concluded that, as of the end of such period, Sterling's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Sterling in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in Sterling's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Sterling's internal control over financial reporting.

STERLING FINANCIAL CORPORATION
PART II - Other Information

Item 1	Legal Proceedings

There are no material pending legal proceedings to which Sterling is a party, or to which any of its property is subject, other than ordinary routine litigation incidental to the business of banking. No material loss is expected from any of such pending claims or lawsuits.

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
November 8, 2007
Date

By:  /s/ Robert G. Butterfield

Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1
Articles of Restatement of Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling's registration statement on Form S-4/A, filed on June 22, 2007, and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling's current report on Forma 8-K filed on March 2, 2007, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling's total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Sterling's 2007 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling's registration statement on Form S-8 filed on July 30, 2007, and incorporated by reference herein.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-1