Form 10-K
period 2007-12-31
STERLING FINANCIAL CORP /WA/
filed 2008-02-28
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended DECEMBER 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
                                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by The NASDAQ National Market, was $1.12 billion.

The number of shares outstanding of the registrant's common stock, par value $1.00 per share, as of January 31, 2008 was 51,667,030.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant's Proxy Statement for its 2008 annual meeting of shareholders are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2007 ANNUAL REPORT ON FORM 10-K

		Page

Item 9A.	Controls and Procedures	55
	Management's Report on Internal Control Over Financial Reporting	55
	Report of Independent Registered Public Accounting Firm	56
Item 9B.	Other Information	57
PART III		57
Item 10.	Directors, Executive Officers and Corporate Governance	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions, and Director Independence	57
Item 14.	Principal Accounting Fees and Services	57
PART IV		58
Item 15.	Exhibits, Financial Statement Schedules	58
SIGNATURES		59
EXHIBIT 12.1
EXHIBIT 12.2
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.	Business

General

Sterling Financial Corporation ("Sterling") is a bank holding company, organized under the laws of Washington in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. During 2007, the principal operating subsidiaries of Sterling Savings Bank were Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.

Sterling provides personalized, quality financial services and "Perfect Fit" banking products to its customers consistent with its "Hometown Helpful" philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.15 billion in total assets as of December 31, 2007, Sterling originates loans and attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 178 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling's financial service center network.

Sterling continues to implement its strategy to become the leading community bank in the western United States by increasing its commercial real estate, commercial banking, consumer and construction lending, which generally produce higher yields than residential loans, as well as increasing its retail deposits, particularly transaction accounts. Such loans generally involve a higher degree of risk than financing residential real estate. Management believes that a community bank mix of assets and liabilities will enhance its net interest income ("NII") (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard. Sterling's revenues are derived primarily from interest earned on loans and mortgage-backed securities ("MBS"), fees and service charges, and mortgage banking operations ("MBO"). The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System ("FRB"), the FDIC and the Washington State Department of Financial Institutions ("WDFI").

Company Growth

Sterling intends to continue to pursue a long-term aggressive growth strategy to become the leading community bank in the western United States. In addition to continued organic growth, this strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities. There is no assurance that Sterling will be successful in completing any such acquisitions.

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

Profitability Drivers

We expect to increase our profitability in the future by:

•	continuing to increase the volume of our loans and change the mix of our loan portfolio to higher-yielding commercial banking and consumer loans.

•	growing our core deposits, particularly commercial, consumer and public sector transaction deposits.

•	expanding products and services for commercial and public sector customers, including depository and treasury management services such as lockbox, on-line net banking, merchant services, analyzed and sweep accounts, remote deposit capture and international services.

•	diversifying and growing our fee income through existing and new fee income sources, including deposit fees, transaction fees, fees from mortgage banking and other fees.

•	maintaining strong asset quality through robust underwriting and credit approval functions.

•	managing interest rate risk to protect net interest margin in a changing interest rate environment.

Together, we believe these strategies will contribute to increasing high quality earnings and maximizing shareholder value. The effect of these strategies on our financial results is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

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

Commercial Lending.  Sterling has structured its commercial lending in four groups: Commercial Banking, Corporate Banking, Correspondent Banking and Private Banking. Sterling's Commercial Banking Group provides a full range of credit products to small-and medium-sized businesses and to individuals. Credit products include lines of credit, receivable and inventory financing, equipment loans, and permanent and construction real estate financing. Loans may be made unsecured, partially secured or fully secured based on certain credit criteria. The credit product line for both businesses and individuals includes standardized products, as well as customized accommodations.

Sterling's Corporate Banking Group provides a full line of financial services to middle market companies in its service area. Credit products include lines of credit, receivable and inventory financing, equipment loans and permanent and construction financing. Loans may be made on an unsecured, partially secured or fully secured basis. The Corporate Banking Group also serves the needs of the owners and key employees of its business customers.

Sterling's Correspondent Banking Group offers advanced credit and operational products to other financial institutions. These products include loan participations, image processing, net banking, treasury management, letters of credit, foreign exchange, cash vault, and other services for our business partners.

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

Multifamily Residential and Commercial Real Estate Lending.  Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property. Construction loans on such properties typically have terms of 12 to 24 months and have variable interest rates. Permanent fixed- and adjustable-rate loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial real estate loans generally involve a higher degree of risk than one- to four-family residential real estate loans, because they typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending. These risks include excessive vacancy rates or inadequate operating cash flows. Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner. Sterling attempts to reduce its exposure to these risks by limiting loan amounts to the amounts readily accepted in the secondary market, by closely monitoring the construction disbursement process, by investigating the borrowers' finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers.

One- to Four-Family Residential Lending.  Sterling originates fixed- and adjustable-rate residential mortgages ("ARMs"), which have interest rates that adjust annually or every three, five or seven years and are indexed to a variety of market indices, as well as interest only residential mortgages. Sterling focuses its residential lending on traditional amortizing loans for owner occupied borrowers, 2nd homes and investment properties per guidelines. Sterling also has interest only programs available that are underwritten to fully amortized payments.

Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market. Within the secondary mortgage market for conventional loans, Sterling sells its residential loans both on a servicing-released and servicing-retained basis to correspondent institutions that include the Federal Home Loan Mortgage Corporation ("FHLMC") and to the Federal National Mortgage Association ("FNMA"). Sterling endeavors to underwrite residential loans in compliance with these agencies' underwriting standards. Loans sold into the secondary market are all sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with these agencies' or applicable investor underwriting guidelines. Sterling continues to originate residential loans to be held in its portfolio. The maximum loan to value on these products is 80%.

Conventional residential mortgage loans are originated for up to 100% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase private mortgage insurance from approved third parties so that Sterling's risk is limited to approximately 80% of the appraised value on most loans with loan-to-value ratios in excess of 80%. Sterling's residential lending programs are designed to comply with all applicable regulatory requirements. For a discussion of Sterling's management of interest rate risk ("IRR") on conventional loans, see "—Secondary Market Activities."

Sterling originates residential construction loans on presold and spec homes, as well as townhouses and condominiums. Sterling also provides land, lot, and acquisition and development loans for residential subdivisions. Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Sterling's risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Sterling endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers and by dealing only with qualified builders/borrowers. See "—Classified and Nonperforming Assets."

Consumer Lending.  Consumer loans and lines of credit are originated directly through Sterling's retail branches and Private Banking Group, and indirectly through Sterling's Dealer Banking Department. Sterling finances purchases of consumer goods including automobiles, boats and recreational vehicles, and lines of credit for personal use. Generally, consumer loans are originated for terms ranging from six months to ten years. Interest rates may be either fixed or adjustable based on a contractual formula tied to established external indices. Sterling also makes loans secured by borrowers' savings accounts and equity loans collateralized by residential real estate. Equity loans may have maturities of up to 20 years.

The following table sets forth information on loan originations for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage:
One- to four-family residential	$1,492,026	27.2	$830,619	16.7	$461,414	11.9
Multifamily residential	35,870	0.7	4,215	0.1	57,571	1.5
Commercial real estate	163,315	3.0	131,001	2.6	218,396	5.6

Total mortgage loans	1,691,211	30.9	965,835	19.4	737,381	19.0

Construction:
One- to four-family residential	1,584,449	28.9	1,425,248	28.7	1,106,632	28.5
Multifamily residential	118,799	2.2	156,932	3.2	175,018	4.5
Commercial real estate	488,372	8.9	752,458	15.1	519,893	13.4

Total construction loans	2,191,620	40.0	2,334,638	47.0	1,801,543	46.4

Total mortgage and construction loans	3,882,831	70.9	3,300,473	66.4	2,538,924	65.4

Commercial and consumer:
Commercial banking	995,732	18.2	1,154,304	23.2	898,768	23.1
Consumer—direct	359,338	6.6	327,027	6.6	353,840	9.1
Consumer—indirect	242,309	4.3	189,505	3.8	90,096	2.4

Total commercial and consumer loans	1,597,379	29.1	1,670,836	33.6	1,342,704	34.6

Total loans originated	$5,480,210	100.0	$4,971,309	100.0	$3,881,628	100.0

Loan Portfolio Analysis.  The following table sets forth the composition of Sterling's loan portfolio by type of loan at the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Mortgage:
One- to four-family residential	$703,826	7.8	$654,661	9.2	$488,633	9.9	$794,632	18.4	$407,999	13.8
Multifamily residential	389,388	4.3	263,053	3.7	332,211	6.7	184,754	4.3	167,220	5.7
Commercial real estate	1,223,036	13.5	795,386	11.2	792,219	16.0	699,879	16.3	463,191	15.7

Total mortgage loans	2,316,250	25.6	1,713,100	24.1	1,613,063	32.6	1,679,265	39.0	1,038,410	35.2

Construction:
One- to four-family residential	1,933,125	21.3	1,429,772	20.1	591,362	11.9	356,644	8.3	271,480	9.2
Multifamily residential	263,873	2.9	189,819	2.7	143,272	2.9	102,166	2.4	127,424	4.3
Commercial real estate	747,913	8.2	671,291	9.4	286,868	5.8	194,085	4.5	154,061	5.2

Total construction loans	2,944,911	32.4	2,290,882	32.2	1,021,502	20.6	652,895	15.2	552,965	18.7

Total mortgage and construction loans	5,261,161	58.0	4,003,982	56.3	2,634,565	53.2	2,332,160	54.2	1,591,375	53.9
Commercial and consumer:
Commercial banking	2,639,196	29.1	2,069,086	29.1	1,531,079	30.9	1,311,197	30.4	948,304	32.2
Consumer—direct	798,519	8.8	749,626	10.5	618,528	12.5	543,895	12.6	309,931	10.5
Consumer—indirect	376,937	4.1	288,704	4.1	166,143	3.4	120,894	2.8	99,697	3.4

Total commercial and consumer loans	3,814,652	42.0	3,107,416	43.7	2,315,750	46.8	1,975,986	45.8	1,357,932	46.1

Total loans receivable	9,075,813	100.0	7,111,398	100.0	4,950,315	100.0	4,308,146	100.0	2,949,307	100.0

Deferred fees, net	(16,480)		(12,308)		(8,916)		(6,907)		(7,276)

Gross loans receivable	9,059,333		7,099,090		4,941,399		4,301,239		2,942,031
Allowance for loan losses	(111,026)		(77,849)		(52,033)		(47,352)		(34,139)

Loans receivable, net	$8,948,307		$7,021,241		$4,889,366		$4,253,887		$2,907,892

Contractual Principal Payments.  The following table sets forth the scheduled contractual principal repayments for Sterling's loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for credit losses.

	Balance	Principal Payments
	Outstanding at	Contractually Due in Fiscal Years
	December 31, 2007	2008	2009-2012	Thereafter
	(In thousands)

Mortgage:
Fixed rate	$854,661	$44,245	$176,421	$633,995
Variable rate	1,461,589	66,296	320,237	1,075,056
Construction	2,944,911	2,172,912	656,751	115,248
Consumer—direct	798,519	266,338	146,808	385,373
Consumer—indirect	376,937	75,550	268,942	32,445
Commercial banking	2,639,196	1,092,377	519,881	1,026,938

	$9,075,813	$3,717,718	$2,089,040	$3,269,055

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

For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 5 to 25 basis points of the unpaid principal balance. At December 31, 2007 and 2006, Sterling serviced for itself and for other investors, residential mortgage loans totaling $1.22 billion and $1.17 billion, respectively. Of such mortgage loans, $598.5 million in 2007 and $621.6 million in 2006 were primarily serviced for FHLMC and FNMA. Sterling's ability to continue as a seller/servicer for these agencies is dependent upon meeting their qualifications. Sterling currently meets all applicable requirements.

Sterling receives a fee for servicing commercial and multifamily real estate loans for other investors. This fee generally ranges from 5 to 25 basis points of the unpaid principal balance. At December 31, 2007 and 2006, Sterling serviced for itself and other investors, commercial and multifamily real estate loans totaling $3.19 billion and $2.57 billion, respectively.

Secondary Market Activities.  Sterling has developed correspondent relationships with a number of mortgage companies and financial institutions to facilitate the origination or purchase and sale of mortgage loans in the secondary market on either a participation or whole loan basis. Substantially all of these loans are secured by real estate. Those agents who present loans to Sterling for purchase are required to provide a processed loan package prior to commitment. Sterling then underwrites the loan in accordance with its established lending standards.

In 2007, 94% of Sterling's sales of residential mortgage loans were sold into the secondary market on a loan-by-loan, servicing-released basis, compared with 99% in 2006. Sterling generally receives a fee of approximately 100 to 200 basis points of the principal balance of mortgage loans for releasing the servicing. For sales of loans on a servicing-retained basis, Sterling records a valuation of approximately 100 to 115 basis points of the principal balance. At December 31, 2007 and 2006, Sterling had recorded $9.0 million and $7.3 million in servicing rights, respectively. See Note 4 of "Notes to Consolidated Financial Statements."

Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis. During the years ended December 31, 2007, 2006 and 2005, Sterling sold approximately $56.0 million, $54.9 million and $125.5 million in loans under participation agreements, resulting in net gains of $3.0 million, $747,000 and $449,000, respectively.

Loan Commitments.  Sterling makes written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These loan commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans, the undisbursed portion of which aggregated $1.40 billion and $1.45 billion at December 31, 2007 and 2006, respectively. Sterling also had secured and unsecured commercial and personal lines of credit, the undisbursed portion of which was approximately $1.13 billion and $1.03 billion at December 31, 2007 and 2006, respectively. See Note 16 of "Notes to Consolidated Financial Statements."

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

As part of its mortgage banking activities, Sterling issues interest rate lock commitments ("rate locks") to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as FNMA, under both non-binding ("best-efforts") and binding ("mandatory") delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges IRR by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. As of December 31, 2007 and 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of December 31, 2007 and 2006, Sterling had entered into best efforts forward commitments to sell $41.3 million and $142.6 million, respectively, of mortgage loans. As of December 31, 2007 and 2006, the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion were valued at $400,000 and $482,000, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering into comparable dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of December 31, 2007 and 2006, were $1.6 million and $404,000, respectively.

Classified and Nonperforming Assets.  To measure the quality of loans and real estate owned ("REO"), Sterling has established guidelines for classifying and determining provisions for anticipated losses. Sterling's system employs the classification categories of "substandard," "doubtful" and "loss" for its classified assets. Substandard assets have deficiencies, which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets increased to $234.3 million at December 31, 2007, from $48.4 million at December 31, 2006. As a percentage of total assets, classified assets increased to 1.93% at December 31, 2007 from 0.49% at December 31, 2006, reflecting the decline in certain residential construction markets.

Sterling's classified assets as of December 31, 2007, included seven borrowers who each held loans that in aggregate exceeded $8.0 million. As of December 31, 2007, Sterling had not established a specific credit loss allowance against these loans, although they are included in Sterling's evaluation of its general credit loss allowance. These loans together constitute 34% of classified assets and include the following:

Sterling holds a discretionary construction line and lot loan financing for 3 subdivisions. The aggregate carrying value of these loans at December 31, 2007 was $14.0 million. These loans have been classified due to delinquency as a result of slow sales of standing inventory. These loans are currently in default.

Sterling holds a line of credit for a single family development that consists of 10 completed homes and 115 lots. The aggregate carrying value of these loans at December 31, 2007 was $12.6 million. These loans have been classified due to the borrower experiencing cash flow problems and a recent appraisal indicates a decrease in the overall project value. These loans are currently in default.

Sterling holds a line of credit and two acquisition and development loans on residential lots. The aggregate carrying value of these loans at December 31, 2007 was $12.4 million. These loans have been classified due to delinquency as a result of the softening real estate market. These loans are currently in default.

Sterling holds multiple acquisition and development loans on 86 lots in three subdivisions. The aggregate carrying value of these loans at December 31, 2007 was $11.8 million. These loans have been classified due to delinquency as a result of the deteriorating market conditions. These loans are currently in default.

Sterling holds two loans consisting of one land loan on 125 lots and one vertical construction loan on 79 lots. The aggregate carrying value of these loans at December 31, 2007 was $11.1 million. These loans have been classified due to delinquency as a result of the borrower experiencing cash flow problems. These loans are currently in default.

Sterling holds commercial loans for auto dealership flooring lines secured by auto inventory and commercial real estate. The aggregate carrying value of these loans at December 31, 2007 was $9.2 million. These loans have been classified due to the borrower's year end losses and lack of operating profits. These loans are current with respect to principal and interest.

Sterling holds participation loans for residential land acquisition secured by first deeds of trust on land parcels. The aggregate carrying value of these loans at December 31, 2007 was $9.1 million. The loans have been classified due to cash flow difficulties and the softening of the residential real estate market. These loans remain current with respect to principal and interest.

Non-performing assets are loans and other assets that are no longer performing in accordance with the terms of the original loan agreement. Non-performing assets are a subset of classified assets, and consist of nonaccrual loans, restructured loans and real estate owned. The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonaccrual loans	$115,112	$7,107	$6,542	$10,738	$16,208
Restructured loans	350	0	1,081	1,305	1,164

Total nonperforming loans	115,462	7,107	7,623	12,043	17,372
Real estate owned	11,075	4,052	779	1,865	4,226

Total nonperforming assets	$126,537	$11,159	$8,402	$13,908	$21,598

Ratio of total nonperforming assets to total assets	1.04%	0.11%	0.11%	0.20%	0.50%
Ratio of total nonperforming loans to loans	1.27%	0.10%	0.15%	0.28%	0.59%
Ratio of allowance for estimated losses on loans to total nonperforming loans	101.8%	1437.0%	975.9%	538.3%	216.6%

The following table describes non-performing assets by asset type at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Residential real estate	$1,616	$1,713	$840	$1,302	$1,131
Multifamily real estate	2,205	3,356	3,061	5,853	9,280
Commercial real estate	13,987	1,340	2,331	2,254	8,269
Construction	96,815	96	0	350	224
Consumer—direct	1,219	621	470	1,057	899
Consumer—indirect	631	140	149	132	191
Commercial banking	10,064	3,893	1,551	2,960	1,604

Total nonperforming assets	$126,537	$11,159	$8,402	$13,908	$21,598

The increase in non-performing assets is primarily the result of the softening of the residential construction market in some of Sterling's market areas. As of December 31, 2007, residential construction loans accounted for 75 percent, or $94.5 million of non-performing assets. The majority of Sterling's non-performing residential construction loans are concentrated in three markets: Boise, Idaho consisting of 30 relationships with total outstanding balances of $26.9 million, which account for 28% of the non-performing residential construction loans; southern California, consisting of two relationships, with total outstanding balances of $23.6 million, which account for 25% of the non-performing residential construction loans; and Bend, Oregon, consisting of two relationships with total outstanding balances of $18.5 million, which account for 20% of the non-performing residential construction loans. As of December 31, 2007 Sterling had $417.6 million of residential construction commitments in the Boise, Idaho; southern California and Bend, Oregon markets. The residential construction commitments in these three markets represent 16% of Sterling's total residential construction commitments.

As of December 31, 2007 and 2006, Sterling had established a specific credit loss allowance of $8.7 million and $1.4 million on nonperforming loan balances of $24.5 million and $2.5 million, respectively. Nonperforming loans that do not have a specific credit loss allowance have a general credit loss allowance. Sterling regularly reviews the collectability of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is reversed from income at that time. Loans may be placed in nonaccrual status earlier if, in management's judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Interest income of $1.5 million, $249,000, and $258,000 was recorded on these loans during the years ended December 31, 2007, 2006 and 2005, respectively. Additional interest income of $4.5 million, $321,000 and $693,000 would have been recorded during the years ended December 31, 2007, 2006 and 2005, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms.

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

The following table sets forth the activity in Sterling's REO for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$4,052	$779	$1,865
Loan foreclosures and other additions	8,252	4,581	2,271
Improvements and other changes	119	(244)	331
Sales	(1,348)	(894)	(3,665)
Provisions for losses	0	(170)	(23)

Balance at end of period	$11,075	$4,052	$779

Allowance for Credit Losses.  Generally, Sterling establishes specific allowances for the difference between the anticipated fair value (market value less selling costs, foreclosure costs and projected holding costs), adjusted for other possible sources of repayment, and the book balance (loan principal and accrued interest or carrying value of REO) of its loans classified as loss and REO. Assets classified as substandard or doubtful require the establishment of a general allowance. Each classified asset is reviewed at least monthly. Allowances are established or periodically adjusted, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers.

The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for probable losses related to specifically identified loans, probable losses in the remaining portfolio, as well as unfunded commitments. The allowance is based upon historical loss experience, delinquency trends, portfolio size, concentrations of risk, prevailing and anticipated economic conditions, industry experience, estimated collateral values, management's assessment of credit risk inherent in the portfolio, specific problem loans and other relevant factors. The portfolio is grouped into standard industry categories for homogeneous loans based on characteristics such as loan type, borrower and collateral. Multiple years of historical loss experience are used to develop loss emergence periods and expected losses for each loan category.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for credit losses is based on estimates, ultimate losses may materially differ from the estimates. See Note 3 of "Notes to Consolidated Financial Statements."

Management believes that the allowance for credit losses is adequate given the composition and risks of the loan portfolios, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling's allowance for estimated credit losses for the periods indicated:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance—loans, January 1	$77,849	$52,034	$47,352	$34,139	$26,677
Charge-offs:
Residential real estate	(30)	(32)	(37)	(59)	(165)
Multifamily real estate	0	0	(3)	(2)	0
Commercial real estate	(70)	(902)	(2,315)	(1,824)	(802)
Construction	(3,430)	(12)	(19)	(645)	(106)
Consumer—direct	(1,268)	(619)	(1,107)	(1,373)	(1,146)
Consumer—indirect	(1,884)	(823)	(449)	(370)	(445)
Commercial banking	(1,000)	(2,017)	(5,721)	(1,210)	(1,589)

Total charge-offs	(7,682)	(4,405)	(9,651)	(5,483)	(4,253)

Recoveries:
Residential real estate	5	5	6	25	42
Multifamily real estate	0	0	0	0	0
Commercial real estate	41	157	42	5	16
Construction	3	20	0	2	3
Consumer—direct	261	193	238	214	160
Consumer—indirect	495	310	200	111	149
Commercial banking	128	68	86	11	252

Total recoveries	933	753	572	368	622

Net charge-offs	(6,749)	(3,652)	(9,079)	(5,115)	(3,631)
Provision	24,838	18,703	15,200	12,150	10,500
Acquired	15,294	13,155	0	6,722	870
Transfers	(206)	(2,391)	(1,439)	(544)	(277)

Allowance—loans, December 31	111,026	77,849	52,034	47,352	34,139

Allowance—unfunded commitments, January 1	5,840	3,449	2,010	1,466	1,189
Provision	260	0	0	0	0
Transfers	206	2,391	1,439	544	277

Allowance—unfunded commitments, December 31	6,306	5,840	3,449	2,010	1,466

Balance at end of period	$117,332	$83,689	$55,483	$49,362	$35,605

Allowances allocated to loans classified as loss	$8,678	$1,379	$2,159	$3,528	$2,897
Ratio of net charge-offs to average loans outstanding during the period	0.08%	0.06%	0.20%	0.13%	0.13%

The following table sets forth the loan loss allowance by category and summarizes the percentage of total loans in each category to total loans:

	December 31,
	2007		2006		2005		2004		2003
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		as a		as a		as a		as a		as a
		Percentage		Percentage		Percentage		Percentage		Percentage
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Residential real estate	$965	7.8	$1,405	9.2	$1,039	9.9	$1,642	18.4	$918	13.8
Multifamily real estate	659	4.3	671	3.7	790	6.7	440	4.3	399	5.7
Commercial real estate	21,244	13.5	17,565	11.2	12,748	16.0	14,185	16.3	9,324	15.7
Construction	50,109	32.4	12,098	32.2	4,566	20.6	4,254	15.2	4,871	18.7
Consumer—direct	7,274	8.8	8,205	10.5	6,795	12.5	7,247	12.6	3,843	10.5
Consumer—indirect	5,056	4.1	2,880	4.1	1,205	3.4	1,156	2.8	1,676	3.4
Commercial banking	23,830	29.1	34,209	29.1	23,626	30.9	18,075	30.4	12,239	32.2
Unallocated	1,889	N/A	816	N/A	1,265	N/A	353	N/A	869	N/A

	$111,026	100.0	$77,849	100.0	$52,034	100.0	$47,352	100.0	$34,139	100.0

Investments and Mortgage-Backed Securities

Investments and MBS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. At December 31, 2007 and 2006, investments and MBS classified as held to maturity were $132.8 million and $93.1 million, respectively. See "MD&A—Critical Accounting Policies—Investments and MBS."

At December 31, 2007 and 2006, investments and MBS classified as available for sale were $1.85 billion and $1.73 billion, respectively. The carrying value of these investments and MBS at December 31, 2007 and 2006 includes net unrealized losses of $28.4 million and $52.8 million, respectively. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income and may continue to do so in future periods. See "MD&A—Critical Accounting Policies—Investments and MBS."

Sterling invests primarily in MBS issued by FHLMC and FNMA and other agency obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral, which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and MBS. Sterling does not invest in collateralized debt obligations or similar exotic structured investment products. See "MD&A—Results of Operations—Non-Interest Income and Non-Interest Expense" and Note 1 of "Notes to Consolidated Financial Statements."

The following table provides the carrying values, contractual maturities and weighted average yields of Sterling's investment and MBS portfolio at December 31, 2007. Actual maturities may differ from the contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Maturity
	Less than	One to	Over Five to	Over Ten
	One Year	Five Years	Ten Years	Years	Total
	(Dollars in thousands)

Mortgage-backed securities
Balance	$0	$67,306	$63,237	$1,654,488	$1,785,031
Weighted average yield	0.00%	3.99%	4.47%	5.02%	4.96%
U.S. government and agency obligations
Balance	$9,994	$0	$0	$0	$9,994
Weighted average yield	3.87%	0.00%	0.00%	0.00%	3.87%
Municipal bonds
Balance	$574	$2,498	$10,849	$129,142	$143,063
Weighted average yield(1)	3.63%	3.03%	4.27%	4.45%	4.41%
Other(2)
Balance	$272	$95	$0	$47,609	$47,976
Weighted average yield	4.30%	4.55%	0.00%	3.45%	4.15%

Total carrying value	$10,840	$69,899	$74,086	$1,831,239	$1,986,064

Weighted average yield	3.87%	4.01%	4.49%	5.01%	4.95%

(1)	The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.

(2)	Other investments relate primarily to limited partnership interests in low-income housing projects.

The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling's investment and MBS portfolio at the dates indicated:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Mortgage-backed securities	$1,785,031	$1,687,672	$1,960,582
U.S. government and agency obligations	9,994	22,328	21,793
Municipal bonds	143,063	92,808	50,907
Other	47,976	18,941	18,631

Total	$1,986,064	$1,821,749	$2,051,913

Available for sale	$1,853,271	$1,728,686	$1,999,989
Held to maturity	132,793	93,063	51,924

Total	$1,986,064	$1,821,749	$2,051,913

Weighted average yield	4.95%	4.47%	4.63%

Sources of Funds

General.  Sterling's primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, proceeds from investments and MBS, and sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other borrowings and other economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See "—Lending Activities" and "—Investments and Mortgage-Backed Securities."

Deposit Activities.  Sterling offers a wide variety of deposit products and related services to businesses, individuals, public sector entities and other correspondent banks throughout its primary market areas. Deposit accounts include transaction (checking) accounts, savings accounts, money market deposit accounts ("MMDA"), and certificates of deposit ("CDs") accounts. These deposit products and services are marketed by its 178 depository banking offices and each of its commercial lending and correspondent banking offices. Sterling offers both interest- and non-interest-bearing checking accounts. The interest-bearing checking accounts can be subject to monthly service charges, unless a minimum balance is maintained. MMDA, CDs and savings accounts earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.

With the exception of certain promotional CDs and variable-rate 18-month Individual Retirement Account certificates, all CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

Sterling competes with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction, money market and time deposit balances from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of Sterling's marketing efforts have been directed toward attracting additional deposit customer relationships and balances, and Sterling has enjoyed strong deposit growth in recent years. Sterling provides electronic banking products, including debit card, online Internet banking, bill pay, merchant services and treasury management services, which include remote deposit capture. All of these products and services are intended to enhance customer relationships and attract and increase retail deposit balances.

Sterling has 153 automated teller machines ("ATM"). Customers also can access ATMs operated by other financial institutions. Sterling is a member of The Exchange and the Plus System ATM networks that allow participating customers to deposit or withdraw funds from transaction accounts, MMDA and savings accounts at numerous locations in the United States and internationally.

Sterling supplements its retail deposit gathering by soliciting funds from public entities and acquiring brokered deposits. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Public funds were 5% and 6% of deposits at December 31, 2007 and 2006, respectively. Brokered deposits were 14% and 16% of deposits at December 31, 2007 and 2006, respectively.

The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Average	Interest	Average	Interest	Average	Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Transaction accounts:
Interest-bearing	$463,337	0.55%	$399,690	0.42%	$419,137	0.32%
Noninterest-bearing	895,729	0.00	706,631	0.00	648,385	0.00
Savings and MMDA	2,078,984	3.45	1,512,198	3.16	1,158,270	1.92
Time deposits	4,039,152	5.04	2,962,017	4.58	2,041,122	3.35

	$7,477,202	3.71%	$5,580,536	3.32%	$4,266,914	2.16%

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in thousands)

Three months or less	$1,068,537	$931,437
After three months through six months	539,165	644,825
After six months through twelve months	647,097	509,732
After twelve months	305,550	212,639

	$2,560,349	$2,298,633

Borrowings.  Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the FHLB of Seattle, reverse repurchase agreements and other borrowings to supplement its funding and to meet deposit withdrawal requirements. Other borrowings increased during 2007 due to Sterling's wholly owned subsidiary, Sterling Capital Trust IX, issuing $45.0 million of capital securities ("Trust Preferred Securities"), offset by Sterling's election to call Klamath First Capital Trust II debentures in the amount of $13.0 million. See "MD&A—Liquidity and Capital Resources."

The FHLB of Seattle is part of a system that consists of 12 regional Federal Home Loan Banks each subject to Federal Housing Finance Board supervision and regulation, and that function as a central reserve bank providing credit to financial institutions. As a condition of membership in the FHLB of Seattle, Sterling Savings Bank is required to own stock of the FHLB of Seattle in an amount determined by a formula based upon the larger of Sterling Savings Bank's total qualifying mortgages and MBS, or total advances from the FHLB of Seattle. At December 31, 2007, Sterling Savings Bank held more than the minimum FHLB of Seattle stock ownership requirement. The stock of FHLB of Seattle has been redeemable at par value, but there can be no assurance that this always will be the case.

As a member of the FHLB of Seattle, Sterling Savings Bank can apply for advances collateralized by certain loans or securities, provided certain standards related to creditworthiness, including a minimum ratio of total capital assets of at least five percent, are met. Each available credit program has its own interest rate and range of maturities. At December 31, 2007, Sterling had advances totaling $1.55 billion from the FHLB of Seattle, which mature from 2008 through 2033 at interest rates ranging from 2.98% to 8.08%. Additionally, as of December 31, 2007, Sterling had $135.1 million of advances from the FHLB of San Francisco, which were assumed in the Northern Empire acquisition. Sterling does not anticipate additional advances from this source. See "MD&A—Liquidity and Capital Resources" and Note 8 of "Notes to Consolidated Financial Statements."

Sterling also borrows funds under reverse repurchase agreements with major broker/dealers and financial entities pursuant to which it sells investments (generally, U.S. agency obligations and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $1.03 billion and $616.4 million in wholesale and retail reverse repurchase agreements outstanding at December 31, 2007 and 2006, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "MD&A—Asset and Liability Management," "MD&A—Liquidity and Capital Resources" and Note 9 of "Notes to Consolidated Financial Statements."

Sterling has a $40 million variable-rate revolving credit agreement (the "Credit Facility") with Wells Fargo Bank, National Association. As of December 31, 2007, no amount was drawn on the credit facility. Amounts loaned pursuant to the Credit Facility will bear interest, at Sterling's election, at either two percent below prime, or at the London Interbank Offer Rate ("LIBOR") plus 90 basis points. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling's ability to incur debt, make investments and merge into or consolidate with other entities. The Credit Facility may be terminated and loans under the Credit Facility may be accelerated if an event of default occurs, as defined in the Credit Facility. Sterling is obligated to repay the principal balance of any advances issued pursuant to the Credit Facility on August 3, 2008.

The following table sets forth certain information regarding Sterling's short-term borrowings as of and for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements and funds purchased	$288,845	$235,495	$821,363
Short-term advances	826,045	803,307	670,047
Average amount outstanding during the period:
Short-term reverse repurchase agreements and funds purchased	$158,852	$160,702	$634,838
Short-term advances	539,635	674,929	461,897
Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements and funds purchased	4.62%	4.64%	3.23%
Short-term advances	5.19%	4.44%	3.15%
Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements and funds purchased	4.31%	4.81%	4.07%
Short-term advances	4.48%	5.14%	3.39%

The following table sets forth certain information concerning Sterling's outstanding borrowings for the periods indicated:

	December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

FHLB advances:
Short-term	$399,617	12.7	$803,307	37.1	$670,047	30.9
Long-term	1,288,372	41.0	505,310	23.3	773,415	35.7
Securities sold subject to reverse repurchase agreements and funds purchased:
Short-term	288,845	9.2	86,354	4.0	261,676	12.1
Long-term	890,000	28.4	530,000	24.5	350,000	16.2
Trust Preferred Securities	270,015	8.6	236,772	10.9	108,707	5.0
Other	3,000	0.1	3,454	0.2	1,981	0.1

Total borrowings	$3,139,849	100.0	$2,165,197	100.0	$2,165,826	100.0

Weighted average interest rate at end of period		4.63%		5.17%		4.03%

Subsidiaries

Sterling's principal operating subsidiaries are Sterling Savings Bank and Golf Savings Bank. Sterling Savings Bank has three principal subsidiaries, which have been previously described: Action Mortgage, INTERVEST and Harbor Financial. Additionally, Sterling and Sterling Savings Bank have the following other wholly owned, direct subsidiaries:

Sterling Financial Corporation.

(1)	Golf Escrow Corporation was acquired in July 2006 and offers a full range of escrow closing services.

(2)	Sterling Capital Trust II ("SCT-II") was organized in July 2001 as a Delaware business trust. Sterling owns all the common equity of SCT-II. The sole asset of SCT-II is the Junior Subordinated Debentures-II issued by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(3)	Sterling Capital Trust III ("SCT-III") was organized in April 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-III. The sole asset of SCT-III is the Junior Subordinated Debentures-III issued by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(4)	Sterling Capital Trust IV ("SCT-IV") was organized in May 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-IV. The sole asset of SCT-IV is the Junior Subordinated Debentures-IV issued by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(5)	Sterling Capital Statutory Trust V ("SCT-V") was organized in May 2003 as a Connecticut business trust. Sterling owns all the common equity of SCT-V. The sole asset of SCT-V is the Junior Subordinated Debentures-V issued by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(6)	Sterling Capital Trust VI ("SCT-VI") was organized in June 2003 as a Delaware business trust. Sterling owns all the common equity of SCT-VI. The sole asset of SCT-VI is the Junior Subordinated Debentures-VI issued by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(7)	Sterling Capital Trust VII ("SCT-VII") was organized in June 2006 as a Delaware business trust. Sterling owns all the common equity of SCT-VII. The sole asset of SCT-VII is the Junior Subordinated Debentures-VII issued by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(8)	Sterling Capital Trust VIII ("SCT-VIII") was organized in September 2006 as a Delaware business trust. Sterling owns all the common equity of SCT-VIII. The sole asset of SCT-VIII is the Junior Subordinated Debentures-VIII issued by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(9)	Sterling Capital Trust IX ("SCT-IX") was organized in July 2007 as a Delaware business trust. Sterling owns all the common equity of SCT-IX. The sole asset of SCT-IX is the Junior Subordinated Debentures-IX issued by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(10)	Klamath First Capital Trust I ("KCT-I") was organized in July 2001 as a Delaware business trust. Sterling owns all the common equity of KCT-I. The sole asset of KCT-I is the Junior Subordinated Debentures-I issued by KFBI and assumed by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(11)	Lynnwood Financial Statutory Trust I ("LCT-I") was organized in March 2004 as a Connecticut business trust. Sterling owns all the common equity of LCT-I. The sole asset of LCT-I is the Junior Subordinated Debentures-I issued by Lynnwood and assumed by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(12)	Lynnwood Financial Statutory Trust II ("LCT-II") was organized in June 2006 as a Delaware business trust. Sterling owns all the common equity of LCT-II. The sole asset of LCT-II is the Junior Subordinated Debentures-II issued by Lynnwood and assumed by Sterling. See Note 10 of "Notes to Consolidated Financial Statements."

(13)	Tri-Cities Mortgage Corporation was organized to engage in real estate development.

Sterling Savings Bank.

(1)	The Dime Service Corporation was acquired as part of a merger in February 2004.

(2)	Evergreen Environmental Development Corporation was organized to engage in real estate development.

(3)	Evergreen First Service Corporation owns all of the outstanding capital stock of Harbor Financial, through which Sterling offers tax-deferred annuities, mutual funds and other financial products.

(4)	Fidelity Service Corporation acts as a trustee in the reconveyance of deeds of trust originated by Sterling Savings Bank and Action.

(5)	Mason-McDuffie conducts mortgage banking operations.

(6)	Peter W. Wong Associates, Inc. was organized to offer alternative financial services.

(7)	Source Capital Corporation was acquired in September 2001. The corporation was organized to hold and service loans, and is currently inactive.

(8)	Source Capital Leasing Corporation was acquired in September 2001, and was organized to engage in corporate leasing.

Competition

Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling loans, from savings and loan associations, mutual savings banks, credit unions, commercial banks and other institutions, many of which have greater resources than Sterling. Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities. Some or all of these competitive businesses operate in Sterling's market areas.

Personnel

As of December 31, 2007, Sterling, including its subsidiaries, had 2,571 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes it has good relations with its employees.

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean-up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for clean-up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sterling may require an environmental examination and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. This examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, with the costs of such examinations and reports being the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sterling. Sterling is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Sterling.

Regulation

The following is not intended to be a complete discussion but is intended to be a summary of some of the more significant provisions of laws applicable to Sterling and its subsidiaries. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Sterling, including changes in interpretation or implementation thereof, could have a material effect on Sterling's business.

General

Sterling is a bank holding company and as such is subject to comprehensive examination and regulation by the FRB. Sterling Savings Bank is a Washington State-chartered commercial bank and Golf Savings Bank is a Washington State-chartered savings bank. The deposits of both banks are insured by the FDIC. Sterling Savings Bank and Golf Savings Bank are subject to comprehensive regulation, examination and supervision by the FDIC and the WDFI. Furthermore, certain transactions and savings deposits are subject to regulations and controls promulgated by the FRB. Sterling's nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies for the states in which they conduct business.

These laws and regulations could restrict Sterling's ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on its capital stock. Sterling may also be required to provide financial support to one or more of its subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions.

Bank Holding Company Regulation

The Fair and Accurate Credit Transactions Act.  In December 2003, the Fair and Accurate Credit Transactions Act of 2003 (the "FACT") was signed into law. The FACT includes many provisions concerning national credit reporting standards and permits consumers, including Sterling's customers, to opt out of information sharing among affiliated companies for marketing purposes. The FACT also requires financial institutions to provide consumers certain information regarding the consumer's credit score. Additionally, financial institutions must notify their customers if they report negative information about them to credit bureaus or if the credit terms offered to a customer are materially less favorable than the most favorable terms offered to a substantial portion of customers because of information in the customer's credit report. The FACT also contains provisions intended to help detect identity theft.

The Sarbanes-Oxley Act.  In July 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was enacted in response to public concerns regarding corporate accountability. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. SOX generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act").

SOX includes new disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. In particular, SOX establishes: new requirements for audit committees; additional responsibilities regarding financial statements of reporting companies; new standards for auditors and regulation of audits; increased disclosure and reporting obligations for a reporting company and its directors and executive officers; and new civil and criminal penalties for violation of the securities laws. The SEC has enacted rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

The U.S.A. Patriot Act.  In December 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act") became effective. The Patriot Act is designed to combat money laundering and terrorist financing while protecting the U.S. financial system. The Patriot Act imposes enhanced policy, record keeping and due diligence requirements on domestic financial institutions. The Patriot Act also amended the Bank Secrecy Act to facilitate access to customer account information by government officials while immunizing banks from liability for releasing such information.

The Gramm-Leach-Bliley Act.  In November 1999, the Gramm-Leach-Bliley Act (the "GLBA") was enacted. The GLBA is also known as the Financial Services Modernization Act due to its sweeping overhaul of the financial services industry. Enactment of the GLBA allows banks, securities firms and insurance companies to affiliate. The GLBA allows financial institutions to act as financial "supermarkets" offering customers "one stop shopping" for bank accounts, insurance policies and securities transactions.

The GLBA, among other things, provides customers with greater financial privacy by requiring financial institutions to safeguard their nonpublic personal information. Financial institutions must advise customers of their policies regarding sharing nonpublic personal information with non-affiliated third parties and allow customers to "opt-out" of such sharing (subject to several exceptions related mainly to processing customer-initiated transactions and compliance with current law).

The Riegle-Neal Interstate Banking and Branching Efficiency Act.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Washington enacted "opting in" legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain "aging" requirements. Washington restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within the state.

The Bank Holding Company Act.  As a bank holding company, Sterling is governed by The Bank Holding Company Act of 1956, as amended (the "BHCA"), and is therefore subject to supervision and examination by the FRB. Sterling files annual reports of operations with the FRB.

In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible non-banking activities without prior FRB approval.

The Change in Bank Control Act.  Pursuant to The Change in Bank Control Act of 1978, as amended, a person (or group of persons acting in concert) acquiring "control" of a bank holding company is required to provide the FRB with 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Sterling.

The Federal Reserve Act.  Sterling and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, Sterling and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. Section 23A includes a number of exemptions for certain transactions between banks and their affiliates. The most important exemption is for transactions that are between banks where 80 percent or more of each bank's stock is owned by the same company.

Transactions with Affiliates.  Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Sterling's ability to obtain funds from its banking subsidiaries for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Support of Subsidiary Banks.  Under FRB policy, Sterling is expected to act as a source of financial and managerial strength to its banking subsidiaries. This means that Sterling is required to commit, as necessary, resources to support Sterling Savings Bank and Golf Savings Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

Federal and State Regulation of Banking Activities

General.  The deposits of Sterling Savings Bank and Golf Savings Bank are insured by the FDIC. As a result, they are subject to supervision and regulation by the FDIC as well as the WDFI. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Community Reinvestment.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Regulation of Management.  Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards.  The Federal Deposit Insurance Corporation Act of 1991 requires the FDIC to impose upon banks certain non-capital safety and soundness standards. These standards cover, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Lending Restrictions and Disclosure Requirements.  The FRB has adopted amendments to the Home Ownership and Equity Protection Act of 1994 ("HOEPA"), which expand the protections of HOEPA to cover more transactions and prohibit certain practices deemed harmful to borrowers. If a loan qualifies as a HOEPA loan, certain practices and terms on high-cost mortgages are restricted and require special consumer disclosures. The interest rate trigger on first-time liens used to determine whether a loan qualifies as a HOEPA loan has been lowered from 10% to 8% and the cost of single-premium credit insurance products has been added to the points and fees test. As a result, more of Sterling's loans are expected to be subject to HOEPA restrictions and disclosure requirements.

Deposit Insurance Assessments.  On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005, which contains comprehensive deposit insurance reform provisions. This bill provides for legislative reforms to modernize the federal deposit insurance system. Among other things, provisions in the modernization legislation: 1) merge the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a new Deposit Insurance Fund ("DIF"); 2) index the $100,000 deposit insurance limit to inflation beginning in 2010 and every succeeding five years while giving the FDIC authority to determine whether raising the standard maximum deposit insurance is warranted; 3) increase the deposit insurance limit for certain retirement accounts to $250,000, with such limit indexed to inflation; 4) allow the FDIC Board to set assessments; and 5) require final regulations to be issued no later than 270 days after enactment.

On March 31, 2006, the FDIC merged the BIF and SAIF to form the DIF. The DIF and FDIC insure deposits of Sterling Savings Bank and Golf Savings Bank up to the prescribed limits for each depositor. The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The DIF assessment rate currently ranges from 5 to 43 cents per $100 of domestic deposits. The DIF assessment rate for Sterling Savings Bank and Golf Savings Bank, as well capitalized institutions, currently ranges from 5 to 7 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule up to three basis points from one quarter to the next. An increase in the assessment rate could have a material adverse effect on Sterling's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for Sterling's subsidiaries, Sterling Savings Bank or Golf Savings Bank, could have a material adverse effect on Sterling's earnings.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.16 cents per $100 of DIF-assessable deposits in 2007. The FDIC established the FICO assessment rate effective for the first quarter of 2008 at approximately 1.14 cents annually per $100 of assessable deposits.

Dividends Restrictions.  Sterling is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends Sterling Savings Bank, Golf Savings Bank and certain other subsidiaries may pay without regulatory approval.

Federal bank regulatory agencies have the authority to prohibit Sterling Savings Bank and Golf Savings Bank from engaging in unsafe or unsound practices in conducting their business. The payment of dividends, depending on each bank's financial condition, could be deemed an unsafe or unsound practice. The ability of Sterling Savings Bank and Golf Savings Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

Federal Reserve System.  Sterling Savings Bank and Golf Savings Bank are subject to various regulations promulgated by the FRB, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). Regulation D requires non-interest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of San Francisco or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Fed may be used to satisfy liquidity requirements. As of December 31, 2007, Sterling Savings Bank and Golf Savings Bank met these requirements.

Federal Taxation.  Sterling is subject to federal income taxation under the Internal Revenue Code of 1986, as amended, in the same manner as other corporations. Sterling files consolidated federal income tax returns on the accrual basis. See Note 11 of "Notes to Consolidated Financial Statements."

State Law and Regulation.  Sterling Savings Bank and Golf Savings Bank, as Washington State-chartered institutions, are subject to regulation by the WDFI, which conducts regular examinations to ensure that Sterling

Savings Bank's and Golf Savings Bank's operations and policies conform with sound industry practice. The liquidity and other requirements set by the WDFI are generally no stricter than the liquidity and other requirements set by the FRB. State law regulates the amount of credit that can be extended to any one person or marital community and the amount of money that can be invested in any one property. Without the WDFI's approval, Sterling Savings Bank and Golf Savings Bank currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings Bank's or Golf Savings Bank's total assets. State law also regulates the types of loans Sterling Savings Bank and Golf Savings Bank can make. Without the WDFI's approval, Sterling Savings Bank and Golf Savings Bank cannot currently invest more than 10% of their total assets in other corporations. Sterling Savings Bank also operates depository branches within the states of Oregon, Idaho, California and Montana and therefore its operations in these states are subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance, the California Department of Financial Institutions and the Montana Department of Finance, as applicable. All of Golf Savings Bank's branches are located in the state of Washington. Sterling and its subsidiaries are also required to comply with applicable laws and regulations for activities in Arizona, Utah and Colorado. In addition, Golf Savings Bank is also required to comply with applicable laws and regulations for activities in Oregon, Idaho, Utah and Montana.

Capital Adequacy

Regulatory Capital Guidelines.  Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are "risk-based," meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital.  Under the guidelines, an institution's capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders' equity, surplus, undivided profits, and trust preferred obligations. Tier II capital generally consists of the allowance for credit losses and hybrid capital instruments. The sum of Tier I capital and Tier II capital represents an institution's total capital. The guidelines require that at least 50% of an institution's total capital consist of Tier I capital.

Risk-based Capital Ratios.  The adequacy of an institution's capital is gauged primarily with reference to the institution's risk-weighted assets. The guidelines assign risk weightings to an institution's assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution's risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

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

Prompt Corrective Action.  Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from "well capitalized" to "critically undercapitalized." Institutions that are "undercapitalized" or lower are subject to certain mandatory supervisory corrective actions.

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

Where You Can Find More Information

The periodic reports Sterling files with the SEC are available on Sterling's website at www.sterlingfinancialcorporation-spokane.com after the reports are filed with the SEC. The SEC maintains a website located at www.sec.gov that also contains this information. The information on Sterling's website and the SEC's website is not part of this annual report on Form 10-K. Sterling will provide you with copies of these reports, without charge, upon request made to:

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

As a bank holding company, Sterling's earnings are dependent upon the performance of its bank and non-bank subsidiaries as well as by business, economic and political conditions.

Sterling is a legal entity separate and distinct from its subsidiaries, including Sterling Savings Bank and Golf Savings Bank, although the principal source of Sterling's cash is dividends from Sterling Savings Bank and Golf Savings Bank. Sterling's right to participate in the assets of any subsidiary upon that subsidiary's liquidation, reorganization or otherwise will be subject to the claims of the subsidiary's creditors, which will take priority except to the extent that Sterling may be a creditor with a recognized claim.

Sterling Savings Bank and Golf Savings Bank are also subject to restrictions under federal law that limit the transfer of funds to Sterling or to other affiliates, whether in the form of loans, extensions of credit, investments, asset purchases or otherwise. Such transfers by Sterling Savings Bank or Golf Savings Bank to Sterling or any other affiliate are limited in amount to 10% of each bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be collateralized.

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

A downturn in the local economies or real estate markets could negatively impact Sterling's banking business.

A downturn in the local economies or real estate markets could negatively impact Sterling's banking business. Because Sterling primarily serves individuals and businesses located in the western United States, a significant portion of its total loan portfolio is originated and secured by Pacific Northwest real estate, other assets or real estate in other markets in the western United States. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently Sterling's results, are impacted by the economic and business conditions in the Pacific Northwest, in particular in the metropolitan areas of Seattle Washington and Portland Oregon, as well as Sterling's other smaller markets throughout the western United States, such as Boise, Idaho; Bend, Oregon; Sacramento and Los Angeles, California; and Phoenix, Arizona. While the economy in the Pacific Northwest has remained stronger than the national economy, there is no assurance it will remain so.

Any adverse economic or business developments or natural disasters in these areas could cause uninsured damage and other loss of value to real estate that secures Sterling loans or could negatively affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of such adverse development or natural disaster, Sterling's results of operations or financial condition could be adversely affected.

Furthermore, current uncertain geopolitical trends and negative economic trends, including uncertainty regarding economic growth and increased unemployment, may negatively impact businesses in Sterling's markets. While the short-term and long-term effects of these events remain uncertain, they could adversely affect general economic conditions, consumer confidence, market liquidity or result in changes in interest rates, any of which could have a negative impact on banking business.

Sterling has shifted its focus to community banking.

Sterling is increasing its commercial, consumer and construction lending while placing an increased emphasis on attracting greater volumes of retail deposits. Commercial, consumer and construction loans generally produce higher yields than residential mortgage loans. Such loans, however, generally involve a higher degree of risk than the financing of residential real estate, primarily because the collateral may be difficult to obtain or liquidate in the event of default. Construction lending is subject to risks such as construction delays, cost overruns, insufficient collateral and the inability to obtain permanent financing in a timely manner. Recently, several of Sterling's markets, primarily Boise Idaho, southern California and Bend Oregon, have experienced negative market conditions that have adversely affected the marketing and valuations of residential housing under construction in these geographic locals.

Commercial and construction loans are more expensive to originate than residential mortgage loans. As a result, Sterling's operating expenses are likely to increase as Sterling increases its lending in these areas. Additionally, Sterling is likely to experience higher levels of loan losses than it would on residential mortgage loans. There can be no assurance that Sterling's emphasis on community banking will be successful or that any increase in the yields on commercial, consumer and construction loans will offset higher levels of expense and losses on such loans.

Sterling's loan originations are highly concentrated in certain types of loans.

Sterling's loans, with limited exceptions, are secured by real estate, marketable securities or corporate assets. A significant portion of Sterling's loans are residential construction loans. At December 31, 2007, approximately 32% of Sterling Savings Bank's total loan portfolio consisted of construction loans, approximately 33% of which were for speculative endeavors. Recently, Sterling has experienced an increase in the level of non-performing loans within its residential construction portfolio. The majority of these non-performing residential construction loans are concentrated in three of Sterling's markets: Boise Idaho, southern California and Bend Oregon, which have experienced negative market conditions since the national sub-prime meltdown which occurred in mid 2007.

Additionally, at December 31, 2007, 18% of Sterling Savings Bank's and Golf Savings Bank's loan portfolio consisted of multifamily residential and commercial property loans. A reduction in the demand for new construction or multifamily residential and commercial property loans or a decline in residential or commercial real estate values could have a negative impact on Sterling Savings Bank or Golf Savings Bank.

Sterling's ability to continue to originate such loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral, resulting in losses or delinquencies. Sterling's residential mortgage and home equity loans are primarily secured by residential property in the Pacific Northwest. As a result, conditions in the real estate markets specifically, and the Pacific Northwest economy generally, can materially impact the ability of its borrowers to repay their loans and affect the value of the collateral securing these loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates. A decline in real estate values could have an adverse effect on Sterling's financial condition.

Sterling's earnings are significantly affected by the fiscal and monetary policies of governmental and regulatory agencies.

The FRB, regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return Sterling can earn on those loans and investments, both of which impact net interest margin, and can materially affect the value of financial instruments such as debt securities and mortgage servicing rights. Its policies also can affect Sterling's borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in FRB policies are beyond Sterling's control and hard to predict or anticipate.

The amount of income taxes that Sterling is required to pay on its earnings is based on federal and state legislation and regulations. Sterling provided for current and deferred taxes in its financial statements, based on its results of operations, business activity, legal structure and interpretation of tax statutes. Sterling may take filing positions or follow tax strategies that may be subject to challenge. Sterling's net income and earnings per share may be reduced if a federal, state, or local authority assessed charges for taxes that have not been provided for in its consolidated financial statements. There can be no assurance that Sterling will achieve its effective tax rate or that taxing authorities will not change tax legislation, challenge filing positions, or assess taxes and interest charges.

The OCC, FRB and FDIC have recently adopted final guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices." The guidance applies to institutions that have a high concentration of real estate and related loans in their portfolio. The guidance provides that such institutions may be required in the future to maintain higher capital ratios than other institutions with lower such concentrations. Based on the guidance as adopted, Sterling may be subject to increased regulatory oversight and guidance. While Sterling believes that it is and will continue to be well capitalized under current policies of the banking authorities, Sterling could become subject to higher capital requirements under the guidance which could result in lower earnings.

Sterling's banking business is highly regulated.

State-chartered banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. Sterling Savings Bank, as a Washington State-chartered commercial bank, and Golf Savings Bank, as a Washington State chartered savings bank, are each subject to regulation and supervision by the FDIC and the WDFI. Federal and state laws and regulations govern numerous matters, including changes in the ownership or control of banks, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts, and terms of extensions of credit and investments, maintenance of permissible non-banking activities, maintenance of deposit insurance, protection of financial privacy, the level of reserves against deposits, and restrictions on dividend payments.

The FDIC, the FRB and the WDFI possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations. These and other restrictions limit the manner in which Sterling may conduct business, and in certain cases, obtain capital or financing.

Changes in market interest rates could adversely affect Sterling's earnings.

Sterling's earnings are impacted by changing market interest rates. Changes in market interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. One of Sterling's primary sources of income from operations is net interest income, which is equal to the difference between the interest income received on interest-earning assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Net interest income can be affected significantly by changes in market interest rates. Recently, in response to significant reductions in short term interest rates by the FRB, Sterling's net interest income has decreased.

While short term interest rates recently have been declining, the amount of interest Sterling pays on deposits have not declined as quickly as the amount of interest Sterling receives on its loans. This has caused Sterling's profits to decrease.

Alternatively, in cycles in which interest rates are rising, the value of Sterling's mortgage-related securities and investment securities may decline, and the demand for loans may decrease. An increase in interest rates could reduce the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the allowances for credit losses. Increasing market interest rates may depress property values, which could affect the value of collateral securing Sterling loans. Additionally, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of Sterling investment securities and other interest-earning assets.

Sterling's cost of funds may increase as a result of a change in one or more variables.

Sterling's cost of funds may remain higher than prevailing interest rates because of general economic conditions, unfavorable conditions in the capital markets, interest rates, debt ratings and competitive pressures. Sterling has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or other factors, Sterling's level of deposits decreases relative to its overall banking operation, Sterling may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact net interest margin.

Competition may adversely affect Sterling's ability to attract and retain customers at current levels.

The banking and financial services businesses in Sterling's market areas are highly competitive. Competition in the banking, mortgage and finance industries may limit Sterling's ability to attract and retain customers. Sterling faces competition from other banking institutions, savings banks, credit unions and other financial institutions. Sterling also competes with non-bank financial service companies within the states that it serves and out of state financial intermediaries that have opened loan production offices or that solicit deposits in its market areas. There also has been a general consolidation of financial institutions in recent years, which results in new competitors and larger competitors in Sterling's market areas.

In particular, Sterling's competitors include major financial companies whose greater resources may provide them a marketplace advantage. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and the range and quality of services provided. Because Sterling has fewer financial and other resources than larger institutions with which it competes, Sterling may be limited in its ability to attract customers. In addition, some of the current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than Sterling can accommodate. If Sterling is unable to attract and retain customers, it may be unable to continue its loan and deposit growth, and its results of operations and financial condition may otherwise be negatively impacted.

Sterling may not be able to successfully implement its internal growth strategy.

Sterling has pursued and intends to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in non-interest expenses. There can be no assurance that Sterling will be successful in implementing its internal growth strategy. Furthermore, the success of Sterling's growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in Sterling's market area.

There are risks associated with potential acquisitions.

Sterling may make opportunistic acquisitions of other banks or financial institutions from time to time that further its business strategy. For example, Sterling completed the acquisitions of Golf Savings Bank on July 5, 2006, FirstBank on November 30, 2006, and Northern Empire on February 28, 2007. Risks associated with the integration of multiple acquisitions within a relatively short time period that may affect Sterling include, without limitation: the businesses might not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; the expected growth opportunities and cost savings from the acquisitions may not be fully realized or may take longer to realize than expected; operating costs, customer losses and business disruption following the acquisitions, including adverse effects on relationships with employees, may be greater than expected; adverse governmental or regulatory policies may be enacted; the interest rate environment may further compress margins and adversely affect net interest income; results may be adversely affected by continued diversification of assets and adverse changes to credit quality; competition from other financial services companies in Sterling's markets could adversely affect operations; and an economic slowdown could adversely affect credit quality and loan originations.

Sterling may make opportunistic acquisitions of other banks or financial institutions from time to time that further its business strategy. These acquisitions could involve numerous risks including lower than expected performance or higher than expected costs, difficulties in the integration of operations, services, products and personnel, the diversion of management's attention from other business concerns, changes in relationships with customers and the potential loss of key employees. Any acquisitions will be subject to regulatory approval, and there can be no assurance that Sterling will be able to obtain such approvals. Sterling may not be successful in identifying further acquisition candidates, integrating acquired institutions or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions is highly competitive, and Sterling may not be able to acquire other institutions on attractive terms. There can be no assurance that Sterling will be successful in completing future acquisitions, or if such transactions are completed, that Sterling will be successful in integrating acquired businesses into its operations. Sterling's ability to grow may be limited if it is unable to successfully make future acquisitions.

Sterling may not be able to replace key members of management or attract and retain qualified relationship managers in the future.

Sterling depends on the services of existing management to carry out its business and investment strategies. As Sterling expands, it will need to continue to attract and retain additional management and other qualified staff. In particular, because Sterling plans to continue to expand its locations, products and services, Sterling will need to continue to attract and retain qualified banking personnel and investment advisors. Competition for such personnel is significant in Sterling's geographic market areas. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions and prospects.

Defaults may negatively impact Sterling's business.

Increased delinquencies or loan defaults by Sterling's customers may negatively impact business. A borrower's default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and workout of the loan. Recently, Sterling has experienced an increase in the level of delinquencies and non-performing loans, primarily, within its residential construction portfolio. This has adversely affected Sterling's recent financial performance.

If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, Sterling may have to charge-off all or a part of the loan. In such situations, Sterling may acquire any real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies. The amount owed under the defaulted loan may exceed the value of the assets acquired.

The allowance for credit losses may be inadequate.

Sterling loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Sterling therefore may experience significant credit losses, which could have a material adverse effect on its operating results. Recently, Sterling has increased its provision for credit losses in response to an increase in the level of non-performing loans.

Sterling makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of Sterling's loans. Sterling relies on its loan quality reviews, experience and evaluation of economic conditions, among other factors, in determining the amount of the allowance for credit losses. If Sterling's assumptions prove to be incorrect, its allowance for credit losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to Sterling's allowance. Increases in this allowance result in an expense for the period. If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for credit losses are necessary, Sterling may incur additional expenses.

Sterling's loans are primarily secured by real estate, including a concentration of properties located in the Pacific Northwest. If an earthquake, volcano eruption or other natural disaster were to occur in one of the major market areas, credit losses could occur that are not incorporated in the existing allowance for credit losses.

Sterling is expanding its lending activities in riskier areas.

Sterling has identified commercial real estate, business and consumer loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, commercial real estate, business and consumer loans carry greater risk of payment default than residential real estate loans. As the volume of these loans increases, credit risk increases. In the event of substantial borrower defaults, Sterling's provision for credit losses would increase and therefore, earnings would be reduced.

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

Sterling's internal control systems could fail to detect certain events.

Sterling is subject to certain operations risks, including but not limited to data processing system failures and errors and customer or employee fraud. Sterling maintains a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks, but should such an event occur that is not prevented or detected by Sterling's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on its business, financial condition or results of operations.

The network and computer systems on which Sterling depends could fail or experience a security breach.

Sterling's computer systems could be vulnerable to unforeseen problems. Because Sterling conducts part of its business over the Internet and outsources several critical functions to third parties, operations will depend on the ability, as well as that of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on business, financial condition and results of operations.

In addition, a significant barrier to online financial transactions is the secure transmission of confidential information over public networks. Sterling's Internet banking system relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms its third-party service providers use to protect customer transaction data. If any such compromise of security were to occur, it could have a material adverse effect on Sterling's business, financial condition and results of operations.

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

Sterling's stock price can be volatile.

Sterling's stock price can fluctuate widely in response to a variety of factors, including actual or anticipated variations in quarterly operating results; changes in shareholder dividend policy; recommendations by securities analysts; and news reports relating to trends, concerns and other issues in the financial services industry. Other factors include new technology used or services offered by Sterling's competitors; operating and stock price performance of other companies that investors deem comparable to us; and changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, such as future terrorist attacks and activities, economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause Sterling's stock price to decrease regardless of its operating results.

Shares eligible for future sale could have a dilutive effect.

Shares of Sterling common stock eligible for future sale, in future acquisitions and any other offering of Sterling common stock for cash, could have a dilutive effect on the market for Sterling common stock and could adversely affect its market price. On July 25, 2006, Sterling filed a "shelf" registration statement on Form S-3 that provides for the issuance by Sterling of up to $100 million in Sterling common stock and preferred stock. This will enable Sterling to offer additional shares of common and/or preferred stock for such consideration, on such terms and at such times as is determined by Sterling's board of directors.

There are 100,000,000 shares of Sterling common stock authorized, of which 51,456,461 shares were outstanding as of December 31, 2007.

Future legislation could change our competitive position.

Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and Sterling's operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Sterling cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on Sterling's financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Sterling owns the building in which its headquarters are located in Spokane, Washington. As of December 31, 2007, Sterling also owned 102 of its 178 depository banking offices, while leasing the remainder of the properties. These facilities are located throughout Sterling's banking network, primarily in the Pacific Northwest. Additionally, Sterling operates 42 non-depository loan production offices throughout the western United States, the majority of which are leased. See Note 5 of "Notes to Consolidated Financial Statements."

Item 3.	Legal Proceedings

Periodically, various claims are brought in connection with Sterling's business. No material loss is expected from any of such pending claims or lawsuits, although there can be no assurance in this regard.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market and Dividend Information

Sterling has outstanding one class of common stock. As of January 31, 2008, there were 51,667,030 shares of Sterling's common stock outstanding. As of January 31, 2008, Sterling's common stock was held by 2,165 shareholders of record, and the closing price as of that date for its common stock was $17.79. Sterling's common stock is listed on The NASDAQ National Market under the symbol "STSA."

The following table sets forth the high and low bid prices per share for Sterling's common stock for the periods indicated.

	High	Low

Year ended December 31, 2007:
Fourth quarter	$28.11	$16.36
Third quarter	28.96	20.31
Second quarter	31.03	28.67
First quarter	33.79	30.40
Year ended December 31, 2006:
Fourth quarter	$34.97	$31.75
Third quarter	33.78	29.50
Second quarter	32.35	28.31
First quarter	29.91	24.50

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

Date Paid	Per Share Amount	Total

January 2006	$0.055	$1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
October 2006	0.070	2.6 million
January 2007	0.075	3.2 million
April 2007	0.080	4.1 million
July 2007	0.085	4.3 million
October 2007	0.090	4.6 million
January 2008	0.095	4.9 million

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2002 with the Russell 2000 Index and the SNL NASDAQ Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2002.

Item 6.	Selected Financial Data

The following selected financial data is derived from Sterling's audited financial statements. Comparability among particular amounts may be affected by past acquisitions:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Interest income	$766,978	$550,855	$387,811	$319,761	$214,727
Interest expense	(411,618)	(286,943)	(171,276)	(122,945)	(89,807)

Net interest income	355,360	263,912	216,535	196,816	124,920
Provision for credit losses	(25,088)	(18,703)	(15,200)	(12,150)	(10,500)

Net interest income after provision for credit loss	330,272	245,209	201,335	184,666	114,420
Non-interest income	93,478	69,340	59,569	47,799	33,735
Non-interest expenses	(285,537)	(206,373)	(170,281)	(148,370)	(94,564)

Income before income taxes	138,213	108,176	90,623	84,095	53,591
Income tax provision	(44,924)	(34,230)	(29,404)	(27,790)	(18,678)

Net income	$93,289	$73,946	$61,219	$56,305	$34,913

Earnings per share:
Basic(1)	$1.87	$2.03	$1.77	$1.66	$1.45
Diluted(1)	1.86	2.01	1.75	1.62	1.42
Dividends declared per share	$0.350	$0.270	$0.105	$0.000	$0.000
Weighted average shares outstanding:
Basic(1)	49,786,349	36,423,095	34,633,952	33,931,509	23,980,113
Diluted(1)	50,217,515	36,841,866	35,035,029	34,708,794	24,590,172
Financial Ratios:
Book value per share(1)	$23.04	$18.63	$14.54	$13.65	$10.21
Return on average assets	0.83%	0.88%	0.87%	0.88%	0.88%
Return on average shareholders' equity	8.6%	13.0%	12.4%	13.2%	14.4%
Shareholders' equity to total assets	9.8%	8.0%	6.7%	6.8%	5.9%
Operating efficiency	63.6%	61.9%	61.7%	60.7%	59.6%
Tax equivalent net interest margin	3.42%	3.33%	3.30%	3.34%	3.36%
Nonperforming assets to total assets	1.04%	0.11%	0.11%	0.20%	0.50%
Statistical Data:
Number of:
Employees (full-time equivalents)	2,571	2,405	1,789	1,624	1,121
Depository branches	178	166	140	135	86

Item 6.	Selected Financial Data (continued)

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance Sheet Data:
Total assets	$12,149,775	$9,834,492	$7,562,377	$6,944,234	$4,280,787
Loans receivable, net	8,948,307	7,021,241	4,889,366	4,253,887	2,907,892
Mortgage-backed securities	1,785,031	1,687,672	1,960,582	2,036,920	983,736
Investments	201,033	134,077	91,331	92,819	38,187
Deposits	7,677,772	6,746,028	4,806,301	3,863,296	2,455,076
FHLB advances	1,687,989	1,308,617	1,443,462	1,635,933	1,026,031
Reverse repurchase agreements and funds purchased	1,178,845	616,354	611,676	780,012	363,137
Other borrowings	273,015	240,226	110,688	131,822	137,998
Shareholders' equity	1,185,330	783,416	506,685	469,844	250,348
Capital Ratios(2):
Tier 1 leverage (to average assets)
Sterling	8.7%	8.7%	7.4%	N/A	N/A
Sterling Savings Bank	8.5%	8.6%	7.2%	6.6%	7.4%
Golf Savings Bank	7.3%	6.9%	N/A	N/A	N/A
Tier I (to risk-weighted assets)
Sterling	10.1%	10.0%	9.5%	N/A	N/A
Sterling Savings Bank	9.8%	9.7%	9.2%	9.7%	9.9%
Golf Savings Bank	10.2%	10.9%	N/A	N/A	N/A
Total (to risk-weighted assets)
Sterling	11.3%	11.1%	10.5%	N/A	N/A
Sterling Savings Bank	11.0%	10.8%	10.2%	10.7%	10.9%
Golf Savings Bank	10.8%	11.6%	N/A	N/A	N/A

(1)	All prior period per share and weighted average share amounts have been restated to reflect the 3 for 2 stock split that was effected August 31, 2005.

(2)	Sterling Financial Corporation did not have regulatory capital ratio requirements prior to its conversion to a bank holding company. Golf Savings Bank's capital ratios have not been disclosed for periods prior to Sterling's acquisition of Golf Savings Bank in July 2006.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see "Business—Forward-Looking Statements."

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

During 2007, Sterling achieved significant loan, deposit and earnings growth. The organic growth our banking teams achieved was complemented by recent acquisitions, and was accomplished despite disruptions in the mortgage market during the second half of 2007. The increase in net income over 2006 was mainly due to the increase in net interest income generated by growth in loan balances. Growth in non-interest income was driven through fees and service charges, and mortgage banking operations. Recently, Sterling has experienced an increase in the level of delinquencies and non-performing loans, primarily within its residential construction portfolio. This has adversely affected Sterling's recent financial performance.

2007 HIGHLIGHTS

•	Net income for the year was a record $93.3 million.

•	Total assets were a record $12.15 billion.

•	Total loans receivable increased to a record $8.95 billion.

•	Total loan originations were a record $5.48 billion.

•	Total deposits increased to $7.68 billion.

•	Tangible shareholders' equity to tangible assets increased 70 basis points to 6.01 percent.

•	Net interest margin was 3.42 percent.

•	Non-interest income was $93.5 million.

•	Cash dividends declared were $0.35 per share for 2007.

Critical Accounting Policies

The accounting and reporting policies of Sterling conform to generally accepted accounting principles ("GAAP") and to general practices within the banking industry. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Sterling's management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of Sterling's Consolidated Financial Statements and MD&A.

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

Allowance For Credit Losses.  The allowance for credit losses is composed of the allowance for loan losses and the reserve for unfunded credit commitments. In general, determining the amount of the allowance requires significant judgment and the use of estimates by management. Sterling maintains an allowance for credit losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including specific losses, levels and trends in nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management's analysis.

The amount of the allowance for the various loan types represents management's estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for credit losses related to nonperforming loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on nonperforming loans, which consist primarily of non-accrual and restructured loans.

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

While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. A slowdown in economic activity could adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at December 31, 2007.

Investments and MBS.  Assets in the investment and MBS portfolios are initially recorded at cost, which includes any premiums and discounts. Sterling amortizes premiums and discounts as an adjustment to interest income over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method.

The loans underlying Sterling's MBS are subject to the prepayment of principal of the underlying loans. The rate at which prepayments are expected to occur in future periods impacts the amount of premium to be amortized in the current period. If prepayments in a future period are higher or lower than expected, then Sterling will need to amortize a larger or smaller amount of premium to interest income in that future period.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement. There were no investment securities which management identified to be other-than-temporarily impaired for the year ended December 31, 2007, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management's intent to hold the investments to recovery, a change in management's assessment of credit risk, or a change in regulatory or accounting requirements. See Note 1 of "Notes to Consolidated Financial Statements."

Goodwill and Other Intangible Assets.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Sterling's goodwill relates to value inherent in the banking business and the value is dependent upon Sterling's ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Sterling's management performed an annual test of its goodwill and other intangible assets as of June 30, 2007, and concluded that the recorded values were not impaired. Additionally, due to market conditions surrounding the banking and residential mortgage industry, Sterling's management evaluated the need to perform an interim test of its goodwill and other intangible assets as of December 31, 2007, and concluded that the changes in market conditions were not likely to result in a change in the fair value of goodwill below its carrying value. There are many assumptions and estimates underlying the determination of impairment. Additionally, future events could cause management to conclude that Sterling's goodwill or other intangible assets are impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling's financial condition and results of operations. Other intangible assets consisting of core deposit intangibles with definite lives are amortized straight line over the estimated life of the acquired depositor relationships.

Loan Purchases.  In accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," loans are recorded at fair value if, when they are acquired, they show evidence of deteriorating in terms of credit quality, and a loss is deemed likely to occur. Fair value is defined as the present value of future cash flows, including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope that are considered in the future cash flow assessment. Sterling considers this guidance when entering into applicable transactions.

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

Income Taxes.  Sterling estimates income taxes payable based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 11 of Notes to Consolidated Financial Statements. Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities. In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of Sterling's tax position. Sterling also considers recent audits and examinations, as well as its historical experience in making such estimates. Although Sterling uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances.

Sterling's deferred tax assets and liabilities are also discussed in more detail in Note 11 of Notes to Consolidated Financial Statements. Sterling uses an estimate of future earnings to support its position that the benefit of its net deferred taxes will be realized. If future pre-tax income should prove nonexistent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and Sterling's net income will be reduced.

Results of Operations for the Years Ended December 31, 2007 and 2006

Net Interest Income.  The most significant component of earnings for a financial institution typically is NII, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the years ended December 31, 2007 and 2006, NII was $355.4 million and $263.9 million, respectively, an increase of 35%. The increase in NII during 2007 compared to 2006 was due to growth in loan balances.

During the years ended December 31, 2007 and 2006, net interest margin was 3.42% and 3.33%, respectively, and net interest spread was 3.26% and 3.20%, respectively. Net interest margin refers to NII divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. The change in the mix of earning assets as the result of the increase in loan balances was the main reason for the increase in net interest margin.

The growth in NII and net interest margin during 2007 began to slow and declined during the fourth quarter of 2007. The decline during the fourth quarter of 2007 was due to the increase in non-performing assets and the 100 basis point decline in the prime rate. Sterling was "asset sensitive" during the fourth quarter of 2007 with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings. Additionally, when loans reach non-performing status, the reversal and cessation of accruing interest has an immediate negative impact to net interest margin.

The following table sets forth, on a tax equivalent basis, information with regard to Sterling's NII, net interest spread and net interest margin:

	Years Ended December 31,
	2007			2006			2005
			Average			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(Dollars in thousands)

ASSETS:
Loans:
Mortgage	$4,994,656	$401,084	8.03%	$3,291,944	$257,811	7.83%	$2,368,974	$160,656	6.78%
Commercial and consumer	3,568,815	279,422	7.83%	2,599,651	201,133	7.74%	2,113,038	136,628	6.47%

Total loans	8,563,471	680,506	7.95%	5,891,595	458,944	7.79%	4,482,012	297,284	6.63%
Mortgage-backed securities	1,655,371	79,266	4.79%	1,862,144	88,398	4.75%	1,948,435	88,682	4.55%
Investments and cash equivalents	270,384	10,302	3.81%	233,611	5,500	2.35%	168,853	3,101	1.84%

Total interest-earning assets	10,489,226	770,074	7.34%	7,987,350	552,842	6.92%	6,599,300	389,067	5.90%

Noninterest-earning assets	778,201			411,213			447,755

Total average assets	$11,267,427			$8,398,563			$7,047,055

LIABILITIES and EQUITY:
Deposits:
Transaction	$1,359,066	2,543	0.19%	$1,106,321	1,692	0.15%	$1,067,522	1,340	0.13%
Savings and MMDA	2,078,984	71,665	3.45%	1,512,198	47,844	3.16%	1,158,270	22,272	1.92%
Time deposits	4,039,152	203,406	5.04%	2,962,017	135,737	4.58%	2,041,122	68,378	3.35%

Total deposits	7,477,202	277,614	3.71%	5,580,536	185,273	3.32%	4,266,914	91,990	2.16%
Borrowings	2,604,764	134,004	5.14%	2,125,620	101,670	4.78%	2,192,934	79,286	3.62%

Total interest-bearing liabilities	10,081,966	411,618	4.08%	7,706,156	286,943	3.72%	6,459,848	171,276	2.65%

Noninterest-bearing liabilities	101,044			122,435			93,992

Total average liabilities	10,183,010			7,828,591			6,553,840
Total average shareholders' equity	1,084,417			569,972			493,215

Total average liabilities and equity	$11,267,427			$8,398,563			$7,047,055

Tax equivalent net interest spread		$358,456	3.26%		$265,899	3.20%		$217,791	3.25%

Tax equivalent net interest margin			3.42%			3.33%			3.30%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.04%			103.65%			102.16%

(1)	The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

Changes in Sterling's NII are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in NII, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume—changes in volume multiplied by comparative period rate;

•	Rate—changes in rate multiplied by comparative period volume; and

•	Rate/volume—changes in rate multiplied by changes in volume.

	December 31, 2007				December 31, 2006
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(Dollars in thousands)

Interest income:
Loans:
Mortgage	$133,349	$6,541	$3,383	$143,273	$62,593	$24,872	$9,690	$97,155
Commercial and consumer	74,984	2,408	897	78,289	31,464	26,856	6,185	64,505

Total loans	208,333	8,949	4,280	221,562	94,057	51,728	15,875	161,660
Mortgage-backed securities	(9,816)	769	(85)	(9,132)	(3,927)	3,812	(169)	(284)
Investment and cash equivalents	866	3,401	535	4,802	1,189	874	336	2,399

Total interest income	199,383	13,119	4,730	217,232	91,319	56,414	16,042	163,775

Interest expense:
Deposits	67,680	18,087	6,574	92,341	37,705	39,825	15,753	93,283
Borrowings	22,918	7,684	1,732	32,334	(2,434)	25,604	(786)	22,384

Total interest expense	90,598	25,771	8,306	124,675	35,271	65,429	14,967	115,667

Changes in net interest income on a tax equivalent basis	$108,785	$(12,652)	$(3,576)	$92,557	$56,048	$(9,015)	$1,075	$48,108

Provision for Credit Losses.  Management's policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors, including historical loss trends, trends in classified assets, trends in delinquent and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for credit losses of $25.1 million and $18.7 million for the years ended December 31, 2007 and 2006, respectively. During the fourth quarter of 2007, Sterling increased its provision for credit losses in response to an increase in the level of delinquent and non-performing loans, particularly in the residential construction portfolio, and an assessment of the other relevant factors mentioned in the preceding paragraph.

The following table summarizes the allowance for credit losses activity for the periods indicated:

	Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Allowance—loans, January 1	$77,849	$52,034
Acquired	15,294	13,155
Provision	24,838	18,703
Charge offs, net of recoveries	(6,749)	(3,652)
Transfers	(206)	(2,391)

Allowance—loans, December 31	111,026	77,849

Allowance—unfunded commitments, January 1	5,840	3,449
Acquired	0	0
Provision	260	0
Transfers	206	2,391

Allowance—unfunded commitments, December 31	6,306	5,840

Total credit allowance	$117,332	$83,689

During 2007, Sterling acquired an allowance for losses on loans in the amount of $15.3 million as a result of the Northern Empire acquisition. During 2006, Sterling acquired an allowance for losses on loans in the amount of $13.2 million as a result of the Lynnwood and FirstBank acquisitions. These acquired loans were determined to not have exhibited a deterioration in credit quality since origination, and thus were not included within the scope of the American Institute of Certified Public Accountants' Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer."

At December 31, 2007, Sterling's total classified assets were 1.93% of total assets, compared with 0.49% of total assets at December 31, 2006. Nonperforming assets were 1.04% of total assets at December 31, 2007, compared with 0.11% of total assets at December 31, 2006. At December 31, 2007, Sterling's loan delinquency rate (60 days or more) as a percentage of total loans was 1.23%, compared with 0.10% at December 31, 2006. Recently, Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans due to declining market values and weakness in housing sales in certain of its markets; mainly Boise, Idaho, southern California and Bend, Oregon.

Non-Interest Income.  Non-interest income was as follows for the years presented:

	Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Fees and service charges	$55,978	$42,995
Mortgage banking operations	32,649	20,216
Bank-owned life insurance	6,500	5,020
Loan servicing fees	1,442	1,812
REO operations	72	176
Net gains (losses) on sales of securities	0	0
Gain (charge) related to early repayment of debt	(2,324)	(204)
Other non-interest expense	(839)	(675)

Total non-interest income	$93,478	$69,340

The increase in non-interest income was primarily due to an increase in fees and service charges and income from mortgage banking operations. Fees and service charges increased as a result of increases in consumer transaction based fees, including Sterling's Balance Shield program, plus increases in treasury management and loan related fees, merchant services, and business and consumer CheckCard fees. The total number of transaction accounts grew 6 percent during 2007, which helped drive the growth in fees and service charge income.

The increase in income from mortgage banking operations was primarily a result of increased loan originations and sales of loans into the secondary market by Golf Savings Bank, as well as increased brokered loan fee income and sale of Small Business Administration commercial real estate loans acquired in the acquisition of Sonoma National Bank. However, income from mortgage banking operations slowed during the second half of 2007, reflecting disruptions in the mortgage origination market, and fluctuation of spreads in the loan sale market.

The following table summarizes certain information about Sterling's residential and commercial mortgage banking activities for the years indicated:

	As of and For The Years Ended
	December 31,
	2007	2006
	(Dollars in millions)

Originations of residential mortgage loans	$1,492.0	$830.6
Originations of commercial real estate loans	163.3	131.0
Sales of residential loans	1,294.9	655.6
Sales of commercial real estate loans	56.0	54.9
Principal balances of residential loans serviced for others	598.5	621.6
Principal balances of commercial real estate loans serviced for others	1,683.0	1,622.8

During the fourth quarter of 2007, Sterling made a decision to lower its cost of capital, by calling $24.0 million of Trust Preferred Securities that carried a 10.25 percent fixed-rate coupon, and incurred a prepayment premium of approximately $2.1 million for the early extinguishment of the debt. This transaction is expected to improve 2008 pre-tax earnings.

Non-Interest Expenses.  Non-interest expenses were as follows for the years presented:

	Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Employee compensation and benefits	$158,483	$117,186
Occupancy and equipment	46,446	32,769
Data processing	18,109	14,180
Depreciation	13,498	10,280
Advertising	12,898	9,985
Travel and entertainment	7,676	5,955
Legal and accounting	3,001	2,478
Amortization of core deposit intangibles	4,718	2,405
Insurance	3,778	1,360
Merger and acquisition costs	2,833	454
Goodwill litigation costs	2,720	275
Other	11,377	9,046

Total	$285,537	$206,373

The increases in non-interest expenses were primarily due to continued company growth, litigation costs from the three-week trial relating to the goodwill lawsuit, merger and acquisition costs associated with the termination of the proposed North Valley Bancorp acquisition, and the increase in the FDIC premium. Full-time equivalent employees increased year-over-year by 166 to 2,571 at December 31, 2007. The acquisition of Sonoma National Bank added approximately 190 full-time equivalent employees. In 2008, Sterling expects to limit back office staffing additions, and subject to market conditions, estimates an increase of production staff in the range of 75 to 100 employees.

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $44.9 million and $34.2 million for the years ended December 31, 2007 and 2006, respectively. The effective tax rates for these periods were 32.5% and 31.6%, with the increase primarily reflecting a higher percentage of income being taxed at the statutory rates and an increase in state tax expense due to Sterling's expansion into California.

Results of Operations for the Years Ended December 31, 2006 and 2005

Net Interest Income.  NII for the years ended December 31, 2006 and 2005 was $263.9 million and $216.5 million, respectively. The 21.9% increase in NII was mainly a result of the growth in average loan balances of $1.41 billion.

During the same periods, the net interest margins were 3.33% and 3.30%, respectively, and net interest spreads were 3.20% and 3.24%, respectively. Average interest earning assets were greater relative to average interest bearing liabilities in 2006 versus 2005, resulting in an increase in net interest margin. The decrease in net interest spread was primarily due to the cost of funds increasing more rapidly than the yield on earning assets.

Provision for Credit Losses.  Sterling recorded provisions for credit losses of $18.7 million and $15.2 million for the years ended December 31, 2006 and 2005, respectively. The following table summarizes the credit loss allowance activity for the periods indicated:

	Years Ended December 31,
	2006	2005
	(Dollars in thousands)

Allowance—loans, January 1	$52,034	$47,352
Acquired	13,155	0
Provision	18,703	15,200
Charge offs, net of recoveries	(3,652)	(9,079)
Transfers	(2,391)	(1,439)

Allowance—loans, December 31	77,849	52,034

Allowance—unfunded commitments, January 1	3,449	2,010
Acquired	0	0
Provision	0	0
Transfers	2,391	1,439

Allowance—unfunded commitments, December 31	5,840	3,449

Total credit allowance	$83,689	$55,483

At December 31, 2006, Sterling's total classified assets were 0.49% of total assets, compared with 0.79% of total assets at December 31, 2005. Nonperforming assets were 0.11% of total assets at December 31, 2006 and 2005. At December 31, 2006, Sterling's loan delinquency rate (60 days or more) as a percentage of total loans was 0.10%, compared with 0.18% at December 31, 2005. Improvements in the quality of the loan portfolio and a general improvement in the economy contributed to the decreases in classified and nonperforming assets. Fewer delinquent loans, as well as the increase in total assets, led to the decrease in the delinquency ratio. Asset quality has been stable over the periods presented.

Non-Interest Income.  The following table summarizes the components of non-interest income for the periods indicated:

	Years Ended December 31,
	2006	2005
	(Dollars in thousands)

Fees and service charges	$42,995	$34,702
Mortgage banking operations	20,216	17,899
Bank-owned life insurance	5,020	5,914
Loan servicing fees	1,812	434
Real estate owned operations	176	477
Net gains (losses) on sales of securities	0	(57)
Gain (charge) related to early repayment of debt	(204)	645
Other non-interest expense	(675)	(445)

Total non-interest income	$69,340	$59,569

The increase in non-interest income for the years ended December 31, 2006 and December 31, 2005, was mainly a result of an increase in fees and service charges, and income from mortgage banking operations. Fees and service charges for the year ended December 31, 2006 increased primarily due to the success of Sterling's Balance Shield program, an increase in debit card transactions, treasury management services, and merchant services. The increased income from mortgage banking operations was primarily a result of the acquisition of Golf Savings Bank, which specializes in the origination and sale of residential mortgage loans into the secondary market. Gains on the sale of loans held for sale are recorded as income from mortgage banking operations.

During the year ended December 31, 2006, Sterling did not sell any investment securities or MBS, compared with sales resulting in a net loss of $57,000 for the year ended December 31, 2005. The activity for both periods was a result of management's portfolio management strategy and response to market conditions.

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

Income Tax Provision.  Sterling recorded federal and state income tax provisions of $34.2 million and $29.4 million for the years ended December 31, 2006 and 2005, respectively. The effective tax rates for these periods were 31.6% and 32.4%, with the decrease primarily reflecting Sterling's use of available tax credits.

Financial Position

Assets.  At December 31, 2007, Sterling's assets were $12.15 billion, up 24% from $9.83 billion at December 31, 2006. This growth was mainly a result of increases in the loan portfolio through originations and the Northern Empire acquisition.

Investments and MBS.  Sterling's investment and MBS portfolio at December 31, 2007 was $1.99 billion, an increase of $164.3 million from the December 31, 2006 balance of $1.82 billion. The increase was due to purchases exceeding principal repayments and maturities. As of December 31, 2007, the investment and MBS portfolio had an unrealized loss of $28.4 million versus an unrealized loss of $52.8 million at December 31, 2006, with the fluctuation primarily due to interest rate movements.

Loans Receivable.  At December 31, 2007, net loans receivable were $8.95 billion, up $1.93 billion from $7.02 billion at December 31, 2006. The increase was due to loan originations and the Northern Empire acquisition, offset by loan repayments.

Bank-Owned Life Insurance ("BOLI").  BOLI increased to $150.8 million at December 31, 2007, from $139.2 million at December 31, 2006. The increase was primarily due to the acquisition of Northern Empire. Sterling uses the earnings from BOLI to fund employee benefit costs. Through BOLI, Sterling becomes the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.  Goodwill and other intangible assets increased to $484.8 million at December 31, 2007, from $275.8 million at December 31, 2006, mainly due to the Northern Empire acquisition. See Note 6 of "Notes to Consolidated Financial Statements."

Deposits.  The following table sets forth the composition of Sterling's deposits at the dates indicated:

	December 31,		December 31,
	2007		2006
	Amount	%	Amount	%
	(Dollars in thousands)

Interest-bearing transaction	$469,428	6.1	$483,551	7.2
Noninterest-bearing transaction	898,606	11.7	834,140	12.4
Savings and MMDA	2,156,808	28.1	1,830,313	27.1
Time deposits	4,152,930	54.1	3,598,024	53.3

Total deposits	$7,677,772	100.0	$6,746,028	100.0

Annualized cost of deposits		3.71%		3.32%

Deposit growth was primarily in time and money market deposits, reflecting the deposit mix of Northern Empire.

Borrowings.  Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the FHLB, reverse repurchase agreements and other borrowings to fund asset growth and meet deposit withdrawal requirements. During 2007, these funding sources increased a total of $974.7 million, with the majority of the increase being FHLB advances and borrowings under reverse repurchase agreements. As a result of the Northern Empire acquisition, Sterling assumed $266.9 million of advances from FHLB of San Francisco with $135.1 million outstanding as of December 31, 2007. Other borrowings increased during 2007 due to Sterling Capital Trust IX issuing $45.0 million of Trust Preferred Securities, offset by Sterling's election to call Klamath First Capital Trust II debentures in the amount of $13.0 million. See "—Liquidity and Capital Resources."

Asset and Liability Management

The results of operations for financial institutions may be materially and adversely affected by changes in prevailing economic conditions, including changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities, and the changes in each of these attributes under different interest rate scenarios results in interest-rate risk.

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

The difference between a financial institution's interest rate sensitive assets (i.e., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within a specific time period) is commonly referred to as its "interest rate sensitivity gap" ("GAP"). An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be "asset sensitive," which generally means that if interest rates increase (other things being equal), a company's net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. Likewise, an institution having more interest rate sensitive liabilities than interest rate assets within a given time period is said to be "liability sensitive," which generally means that if interest rates increase, a company's net interest income will decrease and if interest rates decrease, its net interest income will increase.

The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling's interest-earning assets and interest-bearing liabilities at December 31, 2007. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling's historical experience, estimates from secondary market sources such as FHLMC or FNMA and estimated regular non-maturity deposit decay rates (the rate of withdrawals or transfers to higher-yielding products). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard or that action undertaken to mitigate interest rate risk will have the desired effect. The classification of mortgage loans, investments and MBS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information contained elsewhere in this report on Form 10-K. While the GAP measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large changes may occur related to those items), the GAP represents the net asset or liability sensitivity at a point in time. A GAP measure could be significantly affected by external factors such as loan prepayments that occur faster or slower than assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates.

	Maturity or Repricing
		Over	Over	Over
	0 to 3	3 Months	1 Year	3 Years	Over
	Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans and MBS:
ARM, balloon mortgage loans and MBS	$3,283,254	$438,930	$541,738	$335,757	$19,496	$4,619,175
Fixed-rate mortgage loans and MBS	157,733	425,450	683,883	462,393	733,846	2,463,305
Loans held for sale	55,840	0	0	0	0	55,840

Total mortgage loans and MBS	3,496,827	864,380	1,225,621	798,150	753,342	7,138,320
Commercial and consumer loans:
Consumer	290,686	196,403	368,811	174,168	136,873	1,166,941
Commercial	1,183,825	463,643	508,623	350,791	125,498	2,632,380

Total loans and MBS	4,971,338	1,524,426	2,103,055	1,323,109	1,015,713	10,937,641
Cash and investments	146,281	670	1,118	1,475	164,515	314,059

	5,117,619	1,525,096	2,104,173	1,324,584	1,180,228	11,251,700
Cash on hand and in banks	0	0	0	0	185,536	185,536
Other noninterest-earning assets	0	0	0	0	712,539	712,539

Total assets	$5,117,619	$1,525,096	$2,104,173	$1,324,584	$2,078,303	$12,149,775

Interest-bearing liabilities:
Deposits:
Time deposits	$1,686,876	$1,941,422	$317,500	$153,262	$53,870	$4,152,930
Checking accounts	45,475	94,710	86,448	76,134	1,065,267	1,368,034
Savings	475,586	955,288	88,725	67,712	569,497	2,156,808

Total deposits	2,207,937	2,991,420	492,673	297,108	1,688,634	7,677,772
FHLB advances	1,006,750	94,647	503,632	71,377	11,583	1,687,989
Repurchase agreements and funds purchased	388,845	250,000	490,000	0	50,000	1,178,845
Other borrowings	24,743	0	0	0	248,272	273,015

Total interest-bearing liabilities	3,628,275	3,336,067	1,486,305	368,485	1,998,489	10,817,621

Other noninterest-bearing liabilities	0	0	0	0	146,824	146,824
Shareholders' equity	0	0	0	0	1,185,330	1,185,330

Total liabilities and shareholders' equity	$3,628,275	$3,336,067	$1,486,305	$368,485	$3,330,643	$12,149,775

Net gap	$1,489,344	$(1,810,971)	$617,868	$956,099	$(1,252,340)	$0

Cumulative gap	$1,489,344	$(321,627)	$296,241	$1,252,340	$0	$0

Cumulative gap to total assets	12.26%	(2.65)%	2.44%	10.31%	0.00%	0.00%

Sterling was "asset sensitive" during the fourth quarter of 2007 with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings.

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down 100 and 200 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of December 31, 2007 and 2006 are included in the following table:

Change in	December 31,
Interest Rate	2007	2006
in Basis Points	% Change	% Change
(Rate Shock)	in NII	in NII

+200	(0.1)	(1.5)
+100	0.1	(0.8)
Static	0.0	0.0
-100	(1.5)	(0.4)
-200	(3.7)	(1.6)

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up and down 100 and 200 basis points. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at December 31, 2007 and 2006 are included in the following table:

	At December 31,
Change in	2007	2006
Interest Rate	%	%
in Basis Points	Change	Change
(Rate Shock)	in EVE	in EVE

+200	(4.9)	(5.0)
+100	(1.6)	(1.5)
Static	0.0	0.0
-100	(4.3)	(4.6)
-200	(16.4)	(17.9)

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other dealers. As of December 31, 2007, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.

Liquidity and Capital Resources

As a financial institution, Sterling's primary sources of funds are investing and financing activities, including collecting loan principal and interest payments. During the year ended December 31, 2007, net cash used in investing activities was $739.3 million, which was primarily due to the amount of cash used to fund loans exceeding the amount received from the repayment of loans, and net cash provided by financing activities was $632.9 million, which consisted primarily of net inflows from wholesale funding sources. Deposits increased 14% to $7.68 billion at December 31, 2007 from $6.75 billion at December 31, 2006, mainly due to increases of $554.9 million and $326.5 million, respectively, in time and savings deposits. These increases mainly reflected deposits acquired in the Northern Empire transaction.

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

Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans. These borrowings include advances from the FHLB, reverse repurchase agreements and federal funds purchased. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At December 31, 2007, these credit lines represented a total borrowing capacity of $2.39 billion, of which $836.3 million was available. The FHLB of Seattle has been undergoing organizational and operational changes for more than two years pursuant to a written agreement with its regulator, the Federal Housing Finance Board ("Finance Board"). During this time, FHLB of Seattle continued to provide Sterling with ready sources of liquidity. Based on FHLB of Seattle's recent earnings and capital position, the Finance Board permitted the FHLB of Seattle to resume dividend payments in December 2006, and on January 12, 2007, terminated the written agreement. Also, the Standard & Poor's rating outlook for FHLB of Seattle improved to "stable."

At December 31, 2007, Sterling had $1.03 billion in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $163.1 million. The structure of reverse repurchase agreements is to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see "—Asset and Liability Management" and Note 9 of "Notes to Consolidated Financial Statements." Also at December 31, 2007, Sterling had $151.7 million of federal funds purchased, which are short term borrowings from correspondent banks.

Sterling, on a parent company-only basis, had cash of approximately $33.7 million and $21.1 million at December 31, 2007 and 2006, respectively, with an additional $40.0 million and $30.0 million, respectively, available on a line of credit as of December 31, 2007 and 2006. Subsequent to December 31, 2007, Sterling used $25.5 million cash to repay trust preferred borrowings.

At both December 31, 2007 and 2006, Sterling had an investment of $175.1 million in the preferred stock of Sterling Savings Bank. At December 31, 2007 and 2006, Sterling had an investment in the common stock of Sterling Savings Bank of $865.8 million and $512.6 million, respectively, and in Golf Savings Bank of $31.7 million and $52.2 million, respectively. Sterling's investment in the common stock of Sterling Savings

Bank increased as a result of the acquisition and merger of Sonoma National Bank into Sterling Savings Bank. Sterling received cash dividends from Sterling Savings Bank of $30.9 million and $24.3 million during the years ended December 31, 2007 and 2006, respectively. These resources contributed to Sterling's ability to meet its operating needs, including interest expense on its long-term debt. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

Sterling has the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling's credit ratings, which as of December 31, 2007 were as follows:

Sterling
Savings Bank
Rating	Sterling	Sterling	Long-Term
Institution	Long-Term Debt	Short-Term Debt	Deposits	Outlook

Fitch	BBB–	F3	BBB	Stable

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents Sterling's on-and-off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2007:

	Payments Due by Period
		Less than		Over	More than	Indeterminate
	Total	1 year	1 to 3 years	3 to 5 years	5 years	Maturity
			(Dollars in thousands)

Deposits(1)	$7,677,772	$3,612,958	$332,836	$153,267	$53,869	$3,524,842
Borrowings(1)	3,139,849	713,204	915,682	531,519	979,444	0
Operating leases	90,637	13,640	22,813	16,158	38,026	0
Purchase obligations(2)	47,608	15,836	20,514	11,258	0	0
Other long-term liabilities(3)	36,917	536	1,979	2,572	31,830	0

Total	$10,992,783	$4,356,174	$1,293,824	$714,774	$1,103,169	$3,524,842

(1)	Excludes interest payments. Deposits with indeterminate maturities are composed of transaction, savings and MMDA accounts. See Notes 7—10 of "Notes to Consolidated Financial Statements."

(2)	Excludes recurring accounts payable amounts due in the first quarter of 2008.

(3)	Includes amounts associated with retirement and benefit plans and other compensation arrangements. The amounts represent the total future potential payouts assuming all current participants become fully vested in their respective plans or arrangements. See Note 17 of "Notes to Consolidated Financial Statements."

Sterling, in the conduct of ordinary business operations routinely enters into contracts that may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Sterling is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. As of December 31, 2007 and 2006, commitments to extend credit totaled $2.52 billion and $1.45 billion, respectively, and letters of credit totaled $56.3 million and $46.5 million, respectively.

As part of its mortgage banking activities, Sterling issues interest rate lock commitments ("rate locks") to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as FNMA, under both non-binding ("best-efforts") and binding ("mandatory") delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges IRR by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. As of December 31, 2007 and 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of December 31, 2007 and 2006, Sterling had entered into best efforts forward commitments to sell $41.3 million and $142.6 million, respectively, of mortgage loans. As of December 31, 2007 and 2006, the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion were valued at $400,000 and $482,000, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering into comparable dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of December 31, 2007 and 2006, were $1.6 million and $404,000, respectively.

Capital

Sterling's total shareholders' equity was $1.19 billion at December 31, 2007, compared with $783.4 million at December 31, 2006. The increase in total shareholders' equity was primarily due to the retention of earnings, and issuance of Sterling's common stock in connection with the acquisition of Northern Empire. Shareholders' equity was 9.8% of total assets at December 31, 2007, compared with 8.0% at December 31, 2006.

At December 31, 2007 and 2006, Sterling had an unrealized loss of $28.4 million and $52.8 million, respectively, on investment securities and MBS classified as available for sale. The change since December 31, 2006 reflects the increase in the market value of the MBS portfolio. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods.

Sterling has outstanding various series of Trust Preferred Securities issued to investors. The Trust Preferred Securities are treated as debt of Sterling and qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 10 of "Notes to Consolidated Financial Statements."

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling's management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At December 31, 2007, each of the companies exceeded all such regulatory capital requirements and were "well capitalized" pursuant to such regulations.

Goodwill Litigation

The damages aspect of Sterling's lawsuit against the U.S. Government for breach of contract with respect to the loss of goodwill treatment and other matters relating to Sterling's past acquisitions of troubled thrift institutions (the "Goodwill Litigation") was tried to a judge of the U.S. Court of Federal Claims (the "Court") from June 25 to July 13, 2007. Summary judgment on liability had previously been entered and the purpose of the trial was to determine what amount, if any, the U.S. Government would pay in damages for its breach of the contracts for Sterling's acquisition of two thrifts, Lewis Federal Savings & Loan and Tri-Cities Savings & Loan. On February 19, 2008, the Court issued its decision awarding damages to Sterling in the amount of $1.05 million. Although the decision made an affirmative award of money damages in Sterling's favor, the amount of the award was lower than the amount of damages Sterling believes it actually suffered as a result of the breach. Sterling is evaluating its options as to whether to take further legal steps in pursuit of additional relief.

New Accounting Policies

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (R), "Business Combinations" ("SFAS No. 141 (R)"). SFAS No. 141 (R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) applies prospectively to business combinations entered into by Sterling after January 1, 2009. Sterling intends to continue to pursue a long term aggressive growth strategy, which may include acquiring other financial institutions. As such, SFAS No. 141 (R) may have a material effect on Sterling, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In November 2007, the SEC issued Staff Accounting Bulletin 109 ("SAB 109") regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 will be effective for Sterling as of January 1, 2008. Sterling is currently evaluating the impact, if any, of SAB 109 on future periods.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. SFAS No. 159 will be effective for Sterling as of January 1, 2008. Sterling is currently evaluating whether to make the SFAS No. 159 fair value election on any of its financial instruments.

In September 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount that is owed current or former employees under split dollar BOLI. EITF 06-4 is effective January 1, 2008, and will result in an initial charge to retained earnings of $2.1 million.

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

Effects of Inflation and Changing Prices

A financial institution has an asset and liability structure that is interest-rate sensitive. As a holder of monetary assets and liabilities, an institution's performance may be significantly influenced by changes in interest rates. Although changes in the prices of goods and services do not necessarily move in the same direction as interest rates, increases in inflation generally have resulted in increased interest rates, which may have an adverse effect on Sterling's business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Sterling's market risk, see "MD&A—Asset and Liability Management."

Item 8.	Financial Statements and Supplementary Data

The required information is contained on pages F-1 through F-44 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with Sterling's independent accountants on accounting and financial disclosures.

Item 9A.	Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

Sterling's management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Sterling's management, Sterling conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on management's evaluation under the COSO Framework, Sterling's management has concluded that Sterling's internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of Sterling's internal control over financial reporting as of December 31, 2007 has been attested to by BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Sterling's annual report on for 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington

We have audited Sterling Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sterling Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sterling Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
February 28, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, the information set forth in Sterling's Proxy Statement for its 2008 annual meeting of shareholders, under the headings "Board of Directors of Sterling Financial Corporation," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Information concerning Sterling's Audit Committee and the Audit Committee's financial expert is set forth under the caption "Information Concerning the Board of Directors and Its Committees—Committees of the Board of Directors" in Sterling's Proxy Statement and is incorporated herein by reference.

Sterling has adopted a Code of Ethics that applies to all Sterling employees and directors, including Sterling's senior financial officers. The Code of Ethics is publicly available on Sterling's website at www.sterlingfinancialcorporation-spokane.com.

Item 11.	Executive Compensation

In response to this Item, the information set forth in the Proxy Statement under the headings "Executive Compensation," "Personnel Committee Report," and "Personnel Committee Interlocks and Insider Participation" is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information set forth in the Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information set forth in the Proxy Statement under the headings "Interest of Directors, Officers and Others in Certain Transactions" and "Corporate Governance—Affirmative Determinations Regarding Director Independence" is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

In response to this Item, the information set forth in the Proxy Statement under the headings "Ratification of Appointment of Independent Registered Public Accounting Firm," "Audit Committee Report," "Independent Public Accounting Firm's Fees," and "Pre-Approval of Audit and Non-Audit Services" is incorporated herein by reference.

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

STERLING FINANCIAL CORPORATION
February 28, 2008	By /s/ Harold B. Gilkey Harold B. Gilkey Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2008	By /s/ Harold B. Gilkey Harold B. Gilkey Chairman of the Board, Chief Executive Officer, Principal Executive Officer
February 28, 2008	By /s/ Daniel G. Byrne Daniel G. Byrne Executive Vice President, Assistant Secretary and Principal Financial Officer
February 28, 2008	By /s/ Robert G. Butterfield Robert G. Butterfield Senior Vice President, Controller and Principal Accounting Officer
February 28, 2008	By /s/ Katherine K. Anderson Katherine K. Anderson, Director

February 28, 2008	By /s/ Donald N. Bauhofer Donald N. Bauhofer, Director

February 28, 2008	By /s/ Ellen R.M. Boyer Ellen R.M. Boyer, Director

February 28, 2008	By /s/ William L. Eisenhart William L. Eisenhart, Director

February 28, 2008	By /s/ James P. Fugate James P. Fugate, Director

February 28, 2008	By /s/ James B. Keegan James B. Keegan, Director

February 28, 2008	By /s/ Robert D. Larrabee Robert D. Larrabee, Director

February 28, 2008	By /s/ Donald J. Lukes Donald J. Lukes, Director

February 28, 2008	By /s/ Michael F. Reuling Michael F. Reuling, Director

February 28, 2008	By /s/ William W. Zuppe William W. Zuppe, Director

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling's registration statement on Form S-4 filed May 31, 2007, and incorporated by reference herein.
3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling's current report on Form 8-K filed December 21, 2007, and incorporated by reference herein.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling's total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	First Amendment to the Amended and Restated Employment Agreement by and between Sterling and William W. Zuppe, entered into on December 28, 2007. Filed as Exhibit 10.1 to Sterling's current report on From 8-K filed December 28, 2007 and incorporated by reference herein.
10.2	Sterling Financial Corporation 2003 Long-Term Incentive Plan. Filed as Exhibit A to Sterling's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 22, 2003, and incorporated by reference herein.
10.3	Sterling Financial Corporation 2001 Long-Term Incentive Plan. Filed as Exhibit A to Sterling's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 24, 2001, and incorporated by reference herein.
10.4	Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.5 to Sterling's Annual Report on Form 10-K dated February 22, 2000, and incorporated by reference herein.
10.5	Sterling Financial Corporation 1998 Long-Term Incentive Plan. Filed as Exhibit A to Sterling's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998, and incorporated by reference herein.
10.6	Sterling Savings Bank Deferred Compensation Plan, effective date April 1, 2006. Filed as Exhibit 10.6 to Sterling's Annual Report on Form 10-K dated February 28, 2007, and incorporated by reference herein.
10.7	Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan. Filed as Exhibit 10.9 to Sterling's Annual Report on Form 10-K dated March 21, 2005, and incorporated by reference herein.
12.1	Statement regarding Computation of Return on Average Shareholders' Equity. Filed herewith.
12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.
21.1	List of Subsidiaries of Sterling. Filed herewith.
23.1	Consent of BDO Seidman, LLP. Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008, expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
February 28, 2008

Sterling Financial Corporation
Consolidated Balance Sheets
December 31, 2007 and 2006
(Dollars in thousands)

	2007	2006

ASSETS:
Cash and cash equivalents:
Interest bearing	$10,042	$13,846
Noninterest bearing and vault	184,436	164,719

Total cash and cash equivalents	194,478	178,565

Restricted cash	1,100	1,150
Investments and mortgage-backed securities ("MBS"):
Available for sale	1,853,271	1,728,686
Held to maturity	132,793	93,063
Loans receivable, net	8,948,307	7,021,241
Loans held for sale	55,840	91,469
Accrued interest receivable	63,649	55,519
Real estate owned, net	11,075	4,052
Office properties and equipment, net	93,467	93,796
Bank-owned life insurance ("BOLI")	150,825	139,206
Goodwill	453,136	247,244
Other intangible assets	31,627	28,570
Mortgage servicing rights, net	9,042	7,335
Prepaid expenses and other assets, net	151,165	144,596

Total assets	$12,149,775	$9,834,492

LIABILITIES:
Deposits	$7,677,772	$6,746,028
Advances from Federal Home Loan Bank ("FHLB")	1,687,989	1,308,617
Securities sold subject to repurchase agreements and funds purchased	1,178,845	616,354
Other borrowings	273,015	240,226
Cashiers checks issued and payable	764	18,144
Borrowers' reserves for taxes and insurance	1,765	2,348
Accrued interest payable	40,209	39,863
Accrued expenses and other liabilities	104,086	79,496

Total liabilities	10,964,445	9,051,076

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 100,000,000 shares authorized; 51,456,461 and 42,042,740 shares issued and outstanding	51,456	42,043
Additional paid-in capital	892,028	590,218
Accumulated other comprehensive loss:
Unrealized losses on investments and MBS available-for-sale, net of deferred income taxes of $10,518 and $19,531	(17,967)	(33,350)
Retained earnings	259,813	184,505

Total shareholders' equity	1,185,330	783,416

Total liabilities and shareholders' equity	$12,149,775	$9,834,492

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

	2007	2006	2005

Interest income:
Loans	$679,991	$458,558	$296,306
MBS	79,266	88,398	88,682
Investments and cash equivalents	7,721	3,899	2,823

Total interest income	766,978	550,855	387,811

Interest expense:
Deposits	277,614	185,273	91,990
Short-term borrowings	29,956	35,979	35,255
Long-term borrowings	104,048	65,691	44,031

Total interest expense	411,618	286,943	171,276

Net interest income	355,360	263,912	216,535
Provision for credit losses	(25,088)	(18,703)	(15,200)

Net interest income after provision for credit losses	330,272	245,209	201,335

Non-interest income:
Fees and service charges	55,978	42,995	34,702
Mortgage banking operations	32,649	20,216	17,899
Loan servicing fees	1,442	1,812	434
Real estate owned and other collateralized assets operations	72	176	477
BOLI	6,500	5,020	5,914
Gain (charge) related to early repayment of debt	(2,324)	(204)	645
Other non-interest expense	(839)	(675)	(502)

Total non-interest income	93,478	69,340	59,569

Non-interest expenses (Note 18)	285,537	206,373	170,281

Income before income taxes	138,213	108,176	90,623

Income tax benefit (provision)
Current	(53,777)	(41,797)	(23,192)
Deferred	8,853	7,567	(6,212)

Total tax provision	(44,924)	(34,230)	(29,404)

Net income	$93,289	$73,946	$61,219

Earnings per share—basic	$1.87	$2.03	$1.77

Earnings per share—diluted	$1.86	$2.01	$1.75

Weighted average shares outstanding—basic	49,786,349	36,423,095	34,633,952

Weighted average shares outstanding—diluted	50,217,515	36,841,866	35,035,029

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Net income	$93,289	$73,946	$61,219
Other comprehensive income (loss):
Change in unrealized gains or losses on investments and MBS available for sale, net of reclassification adjustments	24,397	1,359	(39,303)
Less deferred income tax benefit (provision)	(9,014)	(490)	14,554

Net other comprehensive income (loss)	15,383	869	(24,749)

Comprehensive income	$108,672	$74,815	$36,470

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2005	22,936,154	$22,936	$393,245	$(9,470)	$63,133	$469,844
Shares issued upon exercise of stock options	366,696	367	3,044			3,411
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				(24,749)		(24,749)
Stock split–three for two	11,553,249	11,553	(11,553)			0
Cash dividends declared					(3,657)	(3,657)
Cash paid for fractional shares	(550)		(14)			(14)
Tax benefit of stock options			631			631
Net income					61,219	61,219

Balance, December 31, 2005	34,855,549	34,856	385,353	(34,219)	120,695	506,685
Shares issued upon exercise of stock options	483,183	483	5,883			6,366
Shares issued for business combinations	6,645,882	6,646	194,479			201,125
Shares issued for 401(k) match and direct stock purchases	58,126	58	1,617			1,675
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				869		869
Cash dividends declared					(10,136)	(10,136)
Equity based compensation			182			182
Tax benefit of stock options			2,704			2,704
Net income					73,946	73,946

Balance, December 31, 2006	42,042,740	42,043	590,218	(33,350)	184,505	783,416
Shares issued upon exercise of stock options	318,130	318	3,274			3,592
Shares issued for business combinations	8,926,819	8,927	294,137			303,064
Shares issued for 401(k) match and direct stock purchases	83,772	83	2,146			2,229
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax				15,383		15,383
Cash dividends declared					(17,981)	(17,981)
Equity based compensation	85,000	85	1,319			1,404
Tax benefit of stock options			934			934
Net income					93,289	93,289

Balance, December 31, 2007	51,456,461	$51,456	$892,028	$(17,967)	$259,813	$1,185,330

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$93,289	$73,946	$61,219
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses and real estate owned	25,088	18,873	15,223
Stock dividends on FHLB Seattle stock	0	0	(303)
Accretion of deferred gains on sale of buildings	(826)	(320)	0
Net gain on sales of loans, investments and MBS	(20,413)	(10,545)	(10,219)
Stock based compensation	1,404	182	0
Excess tax benefit from stock based compensation	(934)	(2,704)	0
Stock issuances relating to 401(k) match	2,229	1,582	0
Other gains and losses	4,170	1,910	(103)
Loss (gain) related to early repayment of debt	2,324	0	(645)
Increase in cash surrender value of BOLI	(6,500)	(5,020)	(5,914)
Depreciation and amortization	24,674	19,253	20,063
Deferred income tax (provision) benefit	8,853	7,567	(6,212)
Change in:
Accrued interest receivable	(1,090)	(11,259)	(8,326)
Prepaid expenses and other assets	(15,104)	(11,722)	17,375
Cashiers checks issued and payable	(22,079)	11,529	2,270
Accrued interest payable	(3,951)	19,684	3,327
Accrued expenses and other liabilities	14,497	(10,375)	10,734
Proceeds from sales of loans originated for sale	1,258,621	630,185	182,538
Loans originated for sale	(1,241,934)	(620,214)	(178,718)

Net cash provided by operating activities	122,318	112,552	102,309

Cash flows from investing activities:
Change in restricted cash	50	(288)	419
Loans funded and purchased	(4,876,317)	(4,235,924)	(3,732,692)
Loan principal received	4,073,897	3,066,906	2,619,152
Proceeds from sales of portfolio loans	112,676	90,802	472,682
Purchase of investments securities	(109,940)	(60,165)	(17,152)
Proceeds from maturities of investments securities	45,198	21,685	2,604
Proceeds from sales of investments securities	7,208	0	14,844
Net change in cash and cash equivalents from acquisitions	92,419	82,403	0
Purchase of BOLI	(2,257)	(1,392)	(10,000)
Purchase of mortgage-backed securities	(305,009)	0	(471,715)
Principal payments on MBS	230,770	270,291	385,126
Proceeds from sales of MBS	0	0	115,837
Purchase of office properties and equipment	(14,671)	(15,120)	(12,901)
Sale of office properties and equipment	5,467	21,015	268
Improvements and other changes to real estate owned	(119)	(11)	(331)
Proceeds from sales of real estate owned	1,348	1,353	4,104

Net cash used in investing activities	(739,280)	(758,445)	(629,755)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Cash flows from financing activities:
Net change in transaction and savings deposits	$96,120	$249,122	$302,593
Proceeds from issuance of time deposits	3,998,803	3,912,383	2,749,173
Payments for maturing time deposits	(4,420,908)	(3,451,067)	(2,195,593)
Interest credited to deposits	263,075	164,185	86,832
Advances from FHLB Seattle	2,246,244	2,316,797	1,204,777
Repayment of advances from FHLB Seattle	(2,133,187)	(2,519,021)	(1,395,513)
Net change in securities sold subject to repurchase agreements and funds purchased	562,491	(83,137)	(168,336)
Proceeds from other borrowings	69,392	130,000	0
Repayment of other borrowings	(36,855)	(27,200)	(19,000)
Payments for fractional shares	0	0	(14)
Proceeds from stock sales	3,592	6,459	3,411
Excess tax benefit from stock based compensation	934	2,704	0
Deferred financing costs	0	0	(75)
Cash dividends paid to shareholders	(16,243)	(8,895)	(1,736)
Other	(583)	821	(953)

Net cash provided by financing activities	632,875	693,151	565,566

Net change in cash and cash equivalents	15,913	47,258	38,120
Cash and cash equivalents, beginning of year	178,565	131,307	93,187

Cash and cash equivalents, end of year	$194,478	$178,565	$131,307

Supplemental disclosures:
Cash paid during the period for:
Interest	$411,272	$265,249	$167,949
Income taxes	52,729	41,273	11,377
Noncash financing and investing activities:
Loans converted into real estate owned	8,252	4,326	2,271
Common stock issued for business combinations	303,064	201,125	0
Common stock cash dividend accrued	4,889	3,154	1,921
Deferred gains on sales of branches	804	10,319	0
Common stock split, effected as dividend	0	0	11,553

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2007, 2006 and 2005

Business

Sterling Financial Corporation ("Sterling") is a bank holding company organized under the laws of Washington in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. During 2007, the principal operating subsidiaries of Sterling Savings Bank were Action Mortgage Company ("Action Mortgage"), INTERVEST-Mortgage Investment Company ("INTERVEST") and Harbor Financial Services, Inc. ("Harbor Financial"). Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.

Sterling provides personalized, quality financial services and "Perfect Fit" banking products to its customers consistent with its "Hometown Helpful" philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.15 billion in total assets as of December 31, 2007, Sterling originates loans and attracts Federal Deposit Insurance Corporation ("FDIC") insured deposits from the general public through 178 financial service centers located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Action Mortgage residential loan production offices and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through Harbor Financial service representatives located throughout Sterling's financial service center network.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Sterling's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Sterling's consolidated financial position and results of operations.

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
For the Years Ended December 31, 2007, 2006 and 2005

bearing cash equivalents in the consolidated balance sheet. The securities underlying the agreements are comprised of mutual fund shares that are primarily invested in U.S. government securities.

Investments and MBS

Sterling classifies debt and equity investments and MBS as follows:

•	Available for Sale. Debt and equity investments and MBS that will be held for indefinite periods of time are classified as available for sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2007 and 2006. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders' equity until realized.

•	Held to Maturity. Investments in debt securities that management of Sterling has the intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts.

Premiums and discounts are amortized using the effective yield method over the estimated remaining term of the underlying security. Realized gains and losses on sales of investments and MBS are recognized in the statement of income in the period sold using the specific identification method. FHLB stock is accounted for at cost, and included in other assets.

Loans Receivable

Loans receivable that management of Sterling has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance less any unamortized origination and commitment fees, net of direct loan origination costs and an associated allowance for losses on loans.

Interest income is recognized over the term of the loans on an effective yield basis. The accrual of interest on nonperforming loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level deemed appropriate by management to adequately provide for known and probable losses and inherent risks in the loan portfolio. Sterling has a systematic methodology for determining an appropriate allowance for credit losses. The allowance is based upon a number of factors, including prevailing and anticipated economic trends, industry experience, estimated collateral values, management's assessment of credit risk inherent in the portfolio, delinquency trends, historical loss experience, specific problem loans and other relevant factors. As a result of changing economic conditions, it is reasonably possible that the amount or adequacy of the allowance for credit losses could change.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for credit losses is based on estimates, ultimate losses may vary from the current estimates.

A loan is considered impaired or nonperforming, based on current information and events, if it is probable that Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Any allowance on nonperforming loans is generally based on one of three methods. Nonperforming loans are measured at either, 1) the present value of expected cash flows at the loan's effective interest rate, 2) the loan's observable market price, or 3) the fair value of the collateral of the loan.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2007, 2006 and 2005

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

Loan Origination and Commitment Fees

Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the effective yield method. If the related loan is sold, the remaining net amount, which is part of the basis of the loan, is considered in determining the gain or loss on sale.

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

Real Estate Owned

Property and other assets acquired through foreclosure of defaulted loans are carried at the lower of cost or fair value less estimated costs to sell. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable. The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.

Goodwill and Other Intangible Assets

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Sterling's goodwill relates to value inherent in the banking business and the value is dependent upon Sterling's ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Sterling's management performed an annual test of its goodwill and other intangible assets as of June 30, 2007, and concluded that the recorded values were not impaired. Additionally, due to market conditions surrounding the banking and residential mortgage industry, Sterling's management evaluated the need to perform an interim test of its goodwill and other intangible assets as of December 31, 2007, and concluded that the changes in market conditions were not likely to result in a change in the fair value of goodwill below its carrying value. There are many

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2007, 2006 and 2005

assumptions and estimates underlying the determination of impairment. Additionally, future events could cause management to conclude that Sterling's goodwill or other intangible assets are impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling's financial condition and results of operations. Other intangible assets consisting of core deposit intangibles with definite lives are amortized straight line over the estimated life of the acquired depositor relationships.

Loan Purchases

In accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," loans are recorded at fair value if, when they are acquired, they show evidence of deteriorating in terms of credit quality, and a loss is deemed likely to occur. Fair value is defined as the present value of future cash flows, including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope that are considered in the future cash flow assessment. Sterling considers this guidance when entering into applicable transactions.

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

At December 31, 2007 and 2006, mortgage servicing rights were approximately $9.0 million and $7.3 million, respectively, which are net of accumulated amortization of approximately $9.1 million and $6.4 million, respectively. The initial valuation of mortgage servicing rights is based on the fair value of the servicing rights and the loan that was sold. The mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based primarily on prepayment and interest rate risks. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

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

Earnings Per Share

Earnings per share-basic is computed by dividing net income by the weighted average number of shares outstanding during the period. Earnings per share-diluted is computed by dividing net income by the weighted average number of shares outstanding, increased by the additional shares that would have been outstanding if all potentially dilutive and contingently issuable shares had been issued.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2007, 2006 and 2005

Stock-Based Compensation

On January 1, 2006, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share Based Payment" ("SFAS No. 123(R)"), became effective for Sterling. As such, stock options issued as compensation are recorded as an expense at their estimated fair value. Prior to SFAS No. 123(R)'s effective date, Sterling had elected to retain the compensation measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation cost was recognized at the measurement date of the amount, if any, that the quoted market price of Sterling's common stock exceeded the option exercise price. Sterling has only granted its common stock options to employees with exercise prices equal to the market price of Sterling's common stock on the measurement dates. Thus, prior to the implementation of SFAS No. 123(R), no compensation cost had been recognized.

Comprehensive Income

In accordance with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), Sterling reports and displays comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount

Year ended December 31, 2007	$(3)
Year ended December 31, 2006	0
Year ended December 31, 2005	(64)

These (gains) losses had previously been included in other comprehensive income as unrealized (gains) losses on investments and MBS available for sale.

Hedging Activities

As part of its mortgage banking activities, Sterling issues interest rate lock commitments ("rate locks") to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as FNMA, under both non-binding ("best-efforts") and binding ("mandatory") delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges IRR by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. As of December 31, 2007 and 2006, Sterling did not have any loans subject to rate locks under mandatory delivery programs.

Rate lock commitments to borrowers and best-effort loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of December 31, 2007 and 2006, Sterling had entered into best efforts forward commitments to sell $41.3 million and $142.6 million, respectively, of mortgage loans. As of December 31, 2007 and 2006, the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion were valued at $400,000 and $482,000, respectively.

Sterling Financial Corporation
Summary of Significant Accounting Policies
For the Years Ended December 31, 2007, 2006 and 2005

Sterling enters into interest rate swap derivative contracts with customers. The IRR on these contracts is offset by entering into comparable dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of December 31, 2007 and 2006, were $1.6 million and $404,000, respectively.

Mergers and Acquisitions

Pursuant to SFAS No. 141, Sterling's mergers and acquisitions are accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded by Sterling at their respective fair values at the date of the acquisition and the results of operations are included with those of Sterling commencing with the date of acquisition. The excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill.

Reclassifications

Certain amounts in prior period financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on retained earnings or net income as previously reported.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141 (R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations entered into by Sterling after January 1, 2009. Sterling intends to continue to pursue a long term aggressive growth strategy, which may include acquiring other financial institutions. As such, SFAS No. 141(R) may have a material effect on Sterling, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In November 2007, the SEC issued Staff Accounting Bulletin 109 ("SAB 109") regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 will be effective for Sterling as of January 1, 2008. Sterling is currently evaluating the impact, if any, of SAB 109 on future periods.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. SFAS No. 159 will be effective for Sterling as of January 1, 2008. Sterling is currently evaluating whether to make the SFAS No. 159 fair value election on any of its financial instruments.

In September 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." Under the provisions of EITF Issue No. 06-4, Sterling will recognize the amount that is owed current or former employees under split dollar BOLI. EITF 06-4 is effective January 1, 2008, and will result in an initial charge to retained earnings of $2.1 million.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

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

1.	Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows (in thousands):

	Available for Sale
		Gross	Gross
		Unrealized	Unrealized	Carrying/
	Amortized Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. Government and agency obligations	$9,999	$0	$(5)	$9,994
MBS	1,810,361	2,692	(28,022)	1,785,031
Municipal bonds	10,850	0	(213)	10,637
Other	50,488	4	(2,883)	47,609

Total	$1,881,698	$2,696	$(31,123)	$1,853,271

December 31, 2006
U.S. Government and agency obligations	$22,462	$1	$(135)	$22,328
MBS	1,740,328	1	(52,657)	1,687,672
Other	18,681	5	0	18,686

Total	$1,781,471	$7	$(52,792)	$1,728,686

	Held to Maturity
		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
	Carrying Value	Gains	Losses	Fair Value

December 31, 2007
Municipal bonds	$132,426	$575	$(906)	$132,095
Other	367	0	0	367

Total	$132,793	$575	$(906)	$132,462

December 31, 2006
Municipal bonds	$92,808	$314	$(848)	$92,274
Other	255	0	0	255

Total	$93,063	$314	$(848)	$92,529

At December 31, 2007 and 2006, accrued interest on investments and MBS was $9.5 million and $8.6 million, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

1.	Investments and MBS, Continued:

During the years ended December 31, 2007, 2006 and 2005, Sterling sold available-for-sale investments and MBS which resulted in the following (in thousands):

	Proceeds from	Gross Realized	Gross Realized
	Sales	Gains	Losses

Year ended December 31, 2007	$7,208	$6	$2
Year ended December 31, 2006	0	0	0
Year ended December 31, 2005	130,681	442	499

At December 31, 2007, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available-for-sale MBS:
1 to 5 years	$68,322	$67,306
After 5 years through 10 years	64,063	63,237
After 10 years	1,677,976	1,654,488

	$1,810,361	$1,785,031

Available-for-sale U.S. Government and agency obligations:
Under 1 year	$9,999	$9,994

	$9,999	$9,994

Other available for sale:
After 10 years	$61,338	$58,246

	$61,338	$58,246

Held-to-maturity municipal bonds:
Under 1 year	$574	$575
After 1 year through 5 years	2,498	2,490
After 5 through 10 years	10,849	10,859
After 10 years	118,505	118,171

	$132,426	$132,095

Other held-to-maturities securities:
Under 1 year	$272	$272
After 1 year through 5 years	95	95

	$367	$367

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

1.	Investments and MBS, Continued:

In accordance with FASB Staff Position No. 115-1, the following table summarizes Sterling's gross unrealized losses on temporarily impaired investments and MBS as of the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency obligations	$9,994	$(5)	$0	$0	$9,994	$(5)
Municipal bonds	71,700	(3,578)	37,958	(424)	109,658	(4,002)
MBS	51,125	(599)	1,343,065	(27,423)	1,394,190	(28,022)

Total	$132,819	$(4,182)	$1,381,023	$(27,847)	$1,513,842	$(32,029)

December 31, 2006
U.S. Government and agency obligations	$2,003	$(2)	$11,855	$(134)	$13,858	$(136)
Municipal bonds	42,236	(564)	24,861	(283)	67,097	(847)
MBS	47,503	(238)	1,630,945	(52,420)	1,678,448	(52,658)

Total	$91,742	$(804)	$1,667,661	$(52,837)	$1,759,403	$(53,641)

Sterling's investment and MBS portfolio is managed to provide and maintain liquidity, maintain a balance of high quality diversified investments to minimize risk, provide collateral for pledging and maximize returns. Management believes all unrealized losses as of December 31, 2007 to be market driven, with no permanent sector or issuer credit concerns or impairments. As such, Sterling's investments and MBS are believed to be temporarily impaired in value, and Sterling has the positive intent and ability to hold these investments until recovery.

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

At December 31, 2007 and 2006, U.S. government and agency obligations and MBS with an aggregate fair value of $156.1 million and $128.7 million, respectively, were pledged as collateral for the treasury tax and loan account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon, California, and Montana state laws and regulations. Additionally, Sterling periodically utilizes MBS as collateral for reverse repurchase agreements and other borrowing transactions. See Notes 9 and 10.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

2.	Loans Receivable:

The components of loans receivable are as follows (in thousands):

	December 31,
	2007	2006

Residential real estate	$703,826	$654,661
Multifamily real estate	389,388	263,053
Commercial real estate	1,223,036	795,386
Construction	2,944,911	2,290,882
Consumer—direct	798,519	749,626
Consumer—indirect	376,937	288,704
Commercial banking	2,639,196	2,069,086

Total loans receivable	9,075,813	7,111,398
Deferred loan fees, net	(16,480)	(12,308)

Gross loans receivable	9,059,333	7,099,090
Allowance for losses on loans	(111,026)	(77,849)

Net loans receivable	$8,948,307	$7,021,241

At December 31, 2007, construction and commercial banking loans accounted for 32% and 29% respectively of Sterling's loan portfolio. Net accrued interest on loans receivable was approximately $54.2 million and $46.8 million at December 31, 2007 and 2006, respectively.

The following table sets forth the scheduled contractual principal repayments for Sterling's loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for credit losses.

	Balance
	Outstanding at	Principal Payments
	December 31,	Contractually Due in Fiscal Years
	2007	2008	2009-2012	Thereafter
	(In thousands)

Mortgage—permanent:
Fixed rate	$854,661	$44,245	$176,421	$633,995
Variable rate	1,461,589	66,296	320,237	1,075,056
Mortgage—construction	2,944,911	2,172,912	656,751	115,248
Consumer—direct	798,519	266,338	146,808	385,373
Consumer—indirect	376,937	75,550	268,942	32,445
Commercial banking	2,639,196	1,092,377	519,881	1,026,938

	$9,075,813	$3,717,718	$2,089,040	$3,269,055

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

2.	Loans Receivable, Continued:

Sterling originates the majority of its loans throughout the western United States. The value of real estate properties in the western United States is affected by changes in the economic environment. As experienced in 2007, it is reasonably possible that these values could change in the near term, which may adversely affect Sterling's estimate of its allowance for credit losses associated with these loans receivable.

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

3.	Allowances for Credit Losses:

The following is an analysis of the changes in the allowances for credit losses (in thousands):

	Years Ended December 31,
	2007	2006	2005

Allowance for credit losses
Allowance—loans, January 1	$77,849	$52,034	$47,352
Allowance for losses on loans acquired	15,294	13,155	0
Provision	24,838	18,703	15,200
Amounts written off	(7,682)	(4,405)	(9,651)
Recoveries	933	753	572
Transfers	(206)	(2,391)	(1,439)

Allowance—loans, December 31	111,026	77,849	52,034

Allowance—unfunded commitments, January 1	5,840	3,449	2,010
Acquired	0	0	0
Provision	260	0	0
Transfers	206	2,391	1,439

Allowance—unfunded commitments, December 31	6,306	5,840	3,449

Total credit allowance	$117,332	$83,689	$55,483

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

3.	Allowances for Credit Losses, Continued:

The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

	December 31,
	2007	2006

Non-accrual loans(1)	$115,112	$7,107
Restructured loans(2)	350	0

Total nonperforming loans	$115,462	$7,107

(1)	As of December 31, 2007 and 2006, Sterling had established a specific credit loss allowance of $8.7 million and $1.4 million on nonperforming loan balances of $24.5 million and $2.5 million, respectively. Nonperforming loans that do not have a specific credit loss allowance are evaluated as part of Sterling's general credit loss allowance. Interest income of $1.5 million, $249,000 and $258,000, was recorded during the years ended December 31, 2007, 2006 and 2005, respectively, in connection with such loans. For loans on non-accrual status at year end, additional gross interest income of $4.5 million, $321,000 and $693,000, would have been recorded during the years ended December 31, 2007, 2006 and 2005, respectively, if non-accrual and restructured loans had been current in accordance with their original contractual terms. The average recorded investment in nonperforming loans during the years ended December 31, 2007, 2006 and 2005 was $36.5 million, $5.4 million and $12.3 million, respectively.

(2)	Restructured loans occur when Sterling has agreed to compromise the contractual loan terms to provide a reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, because of deterioration in the financial position of the borrower. Restructured loans performing in accordance with their new terms are not included in non-accrual loans unless there is uncertainty as to the ultimate collection of principal or interest.

4.	Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2007	2006	2005

Residential	$598,462	$621,597	$606,807
Commercial real estate	1,683,029	1,622,788	807,456
Commercial banking	117,678	15,960	6,860
Consumer	9	724	3,098

Total	$2,399,178	$2,261,069	$1,424,221

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

4.	Loan Servicing, Continued:

The following is an analysis of the changes in mortgage servicing rights (in thousands):

	Years Ended December 31,
	2007	2006

Balance, January 1	$7,335	$5,430
Originated servicing	1,912	797
Amortization	(2,057)	(1,160)
Acquired	2,464	2,268
Adjustment to fair value	(612)	0

Balance, December 31	$9,042	$7,335

Sterling has sold participations in certain commercial real estate loans to investors on a servicing retained basis. During the years ended December 31, 2007, 2006 and 2005, Sterling sold approximately $56.0 million, $54.9 million and $125.5 million in commercial real estate loans under participation agreements, resulting in net gains of $3.0 million, $747,000 and $449,000, respectively. Sterling also sells residential loans into the secondary market, the majority of which are on a servicing released basis. During the years ended December 31, 2007, 2006 and 2005, Sterling sold approximately $1.29 billion, $655.6 million and $583.2 million in residential real estate loans, resulting in net gains of $18.0 million, $10.1 million and $8.2 million, respectively.

5.	Office Properties and Equipment:

The components of office properties and equipment are as follows (in thousands):

	December 31,		Estimated
	2007	2006	Useful Life

Buildings and improvements	$55,003	$55,583	20-40 years
Furniture, fixtures, equipment and computer software	76,428	66,733	3-10 years
Leasehold improvements	16,466	12,896	5-20 years
Automobiles	120	116	3-5 years

	148,017	135,328
Less accumulated depreciation and amortization	(66,229)	(55,346)

	81,788	79,982
Land	11,679	13,814

Total office properties and equipment	$93,467	$93,796

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

6.	Goodwill and Other Intangible Assets:

The changes in the carrying value of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

			Residential
		Community	Mortgage
	Total	Banking	Banking

Balance as of January 1, 2006	$112,707	$112,707	$0
Additions	134,537	103,604	30,933

Balance at December 31, 2006	247,244	216,311	30,933
Additions	205,892	205,755	137

Balance as of December 31, 2007	$453,136	$422,066	$31,070

The 2006 additions were from the Lynnwood Financial Group, Inc. ("Lynnwood") and the FirstBank NW Corp. ("FirstBank") acquisitions. The 2007 addition is mainly from the acquisition of Northern Empire Bancshares ("Northern Empire"), a California corporation. Also during 2007, primarily as a result of the filing of FirstBank's final tax return, goodwill was adjusted by $3.3 million.

The carrying value of core deposit intangibles at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006

Gross carrying value	$43,456	$35,682
Accumulated amortization	(11,829)	(7,112)

Net carrying value	$31,627	$28,570

The values of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship, which is generally 5 to 10 years. Core deposit intangible amortization expense for 2007 was $4.7 million, for 2006 was $2.4 million, and for 2005 was $2.2 million.

Core deposit intangible amortization expense over the next five years is projected as follows (in thousands):

Year Ending December 31,	Amount

2008	$4,897
2009	4,897
2010	4,897
2011	4,787
2012	4,777

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

7.	Deposits:

The following table sets forth the composition of Sterling's deposits at the dates indicated:

	December 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)

Interest-bearing transaction	$469,428	6.1	$483,551	7.2
Noninterest-bearing transaction	898,606	11.7	834,140	12.4
Savings and MMDA	2,156,808	28.1	1,830,313	27.1
Time deposits	4,152,930	54.1	3,598,024	53.3

Total deposits	$7,677,772	100.0	$6,746,028	100.0

Annualized cost of deposits		3.71%		3.32%

Deposit growth was primarily in savings and time deposits, reflecting consumer demand, the use of brokered CD's as a cost competitive source of funds, and the deposit mix of acquired entities.

At December 31, 2007, the scheduled maturities of time deposit accounts are as follows (in thousands):

		Weighted Average
	Amount	Interest Rate

Due within 1 year	$3,612,958	4.81%
Due in 1 to 2 years	216,873	4.54
Due in 2 to 3 years	115,963	4.93
Due in 3 to 4 years	49,763	5.19
Due in 4 to 5 years	103,504	4.98
Due after 5 years	53,869	4.56

	$4,152,930

At December 31, 2007 and 2006, the remaining maturities of time deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

	December 31,
	2007	2006

Three months or less	$1,068,537	$931,437
After three months through six months	539,165	644,825
After six months through twelve months	647,097	509,732
After twelve months	305,550	212,639

	$2,560,349	$2,298,633

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

7.	Deposits, Continued:

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Transaction accounts	$2,543	$1,692	$1,340
Savings and MMDA	71,665	47,844	22,272
Time deposits	203,406	135,737	68,378

	$277,614	$185,273	$91,990

8.	Advances from Federal Home Loan Bank:

Sterling is a member of FHLB of Seattle. As a condition of membership, Sterling is required to hold FHLB stock. As of December 31, 2007 and 2006, Sterling held $98.3 million and $91.9 million, respectively, of FHLB stock which is recorded as a component of other assets. Advances from FHLB are collateralized by certain investments and MBS and qualifying loans with a carrying value of approximately $3.30 billion and $2.46 billion at December 31, 2007 and 2006, respectively. Sterling's credit line with FHLB is limited to a percentage of its total regulatory assets, subject to collateralization requirements. At December 31, 2007, Sterling had the ability to borrow an additional $836.3 million from FHLB.

The advances from FHLB at December 31, 2007 and 2006, are repayable as follows (in thousands):

	December 31, 2007		December 31, 2006
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

Due within 1 year	$399,617	4.66%	$803,307	5.14%
Due in 1 to 2 years	431,994	4.55	148,019	4.71
Due in 2 to 3 years	440,688	4.89	83,596	5.28
Due in 3 to 4 years	11,519	5.00	195,941	4.86
Due in 4 to 5 years	370,000	4.91	11,579	5.00
Due after 5 years	34,171	4.68	66,175	4.60

	$1,687,989	4.75%	$1,308,617	5.03%

9.	Securities Sold Subject to Repurchase Agreements and Funds Purchased:

Sterling sells securities under agreements to repurchase the same or similar securities ("reverse repurchase agreements"). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability on the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. The MBS underlying these agreements is held by Sterling, but the title has been transferred to the aforementioned banks. The risk of default under such agreements is limited by the financial strength of these broker/dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 2007, under the reverse repurchase agreements, Sterling has pledged as collateral $989.4 million of investments and MBS.

The average balances of reverse repurchase agreements were $789.5 million and $632.0 million during the years ended December 31, 2007 and 2006, respectively. The maximum amount outstanding at any month end during these same periods was $1.03 billion and $675.5 million, respectively.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

9.	Securities Sold Subject to Repurchase Agreements and Funds Purchased, Continued:

At December 31, 2007 and 2006, borrowings under reverse repurchase agreements and Fed Funds are repayable as follows (in thousands):

	December 31, 2007		December 31, 2006
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

Due within 1 yr	$288,845	4.31%	$86,354	4.81%
Due within 2 yrs	40,000	4.77	40,000	4.82
Due within 3 yrs	0	0.00	40,000	4.77
Due within 4 yrs	0	0.00	50,000	4.34
Due within 5 yrs	150,000	4.19	0	0.00
Thereafter	700,000	3.45	400,000	4.18

	$1,178,845	3.82%	$616,354	4.35%

10.	Other Borrowings:

The components of other borrowings are as follows (in thousands):

	December 31,
	2007	2006

Junior Subordinated Debentures	$270,015	$236,772
Other	3,000	3,454

Total other borrowings	$273,015	$240,226

Sterling raises capital from time to time through the formation of trust subsidiaries ("Capital Trusts"), which issue capital securities ("Trust Preferred Securities") to investors. The Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") issued by Sterling. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts' obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semiannually.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

10.	Other Borrowings, Continued:

Details of the Trust Preferred Securities are as follows:

		Maturity		Rate at December 31,			Amount
Subsidiary Issuer	Issue Date	Date	Call Date	2007			(in Thousands)

Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	6.63%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	6.62		51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	6.52		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	6.79		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	8.19		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	8.11		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	8.02		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	8.16		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	8.01		9,477
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	9.06		15,172
Sterling Capital Trust II	July 2001	July 2031	June 2006	Fixed	10.25		24,743

					7.44	%*	$270,015

*	Weighted average rate

Sterling has a $40.0 million revolving credit agreement (the "Credit Facility") through August 2008 with Wells Fargo Bank, N.A., with amounts advanced on the Credit Facility included in the "Other" caption of other borrowings. As of December 31, 2007 and 2006, no amount was drawn on the Credit Facility. Amounts loaned pursuant to the Credit Facility bear interest, at Sterling's election, either floating at two percent below prime or fixed at LIBOR plus 90 basis points. The Credit Facility contains representations and warranties, and negative and affirmative covenants by Sterling, including financial covenants and restrictions on certain actions by Sterling, such as Sterling's ability to incur debt, make investments and merge into or consolidate with other entities. The Credit Facility may be terminated and loans under the Credit Facility may be accelerated if an event of default occurs, as defined in the Credit Facility.

In April 2007, Sterling elected to exercise its early redemption right to call the Klamath First Capital Trust II debenture in the amount of $13.0 million. The redemption occurred on April 23, 2007. On July 25, 2007, Sterling's wholly owned subsidiary, Sterling Capital Trust IX, sold $45.0 million of Trust Preferred Securities. During the fourth quarter of 2007, Sterling made a decision to lower its cost of capital, by calling $24.0 million of Trust Preferred Securities that carried a 10.25 percent fixed-rate coupon, and incurred a prepayment premium of approximately $2.1 million for the early extinguishment of the debt. This transaction is expected to improve 2008 pre-tax earnings.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

11.	Income Taxes:

The components of income tax expense (benefit) included in the consolidated statements of income were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current income taxes:
Federal	$51,395	$38,436	$21,667
State	2,382	3,361	1,525

Total current income taxes	53,777	41,797	23,192
Deferred income taxes:
Federal	(8,033)	(6,959)	5,703
State	(820)	(608)	509

Total deferred income taxes	(8,853)	(7,567)	6,212

Total income tax expense	$44,924	$34,230	$29,404

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities

Allowance for losses on loans	$42,216	$0	$31,123	$0
Unrealized losses on available-for-sale securities	10,518	0	19,532	0
Purchase accounting premiums/discounts	13,941	20,868	15,581	19,636
Deferred compensation	9,045	0	6,333	0
FHLB Seattle dividends	0	16,772	0	16,016
Deferred loan fees	0	7,037	0	4,258
Office properties and equipment	2,216	0	2,408	0
Mortgage servicing rights	0	1,975	0	2,634
Nonaccrual loans	1,731	0	168	0
Prepaid expenses	0	751	0	444
Other	0	1,591	0	1,322

	$79,667	$48,994	$75,145	$44,310

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

11.	Income Taxes, Continued:

The following table summarizes the calculation of Sterling's effective tax rates for the periods presented (in thousands):

	Years Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Income tax provision at the federal statutory rate	$48,374	35.0%	37,862	$35.0%	$31,718	35.0%
Tax effect of:
State taxes, net of federal benefit	1,210	0.9	1,333	1.2	1,322	1.5
Tax-exempt interest	(1,539)	(1.1)	(998)	(0.9)	(655)	(0.7)
Bank owned life insurance	(2,203)	(1.6)	(1,735)	(1.6)	(2,070)	(2.3)
Tax credits	(1,388)	(1.0)	(1,433)	(1.4)	(874)	(1.0)
Other, net	470	0.3	(799)	(0.7)	(37)	(0.1)

	$44,924	32.5%	34,230	$31.6%	$29,404	32.4%

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures regarding such tax positions. FIN No. 48 became effective for Sterling as of January 1, 2007. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

2007
(Dollars in thousands)

Balance at January 1	$1,553
Additions—current year tax positions	193
Additions—prior year tax positions	455
Reductions—prior year tax positions	(415)

Balance at December 31	$1,786

Included in income tax expense for the year ended December 31, 2007 were potential penalties and interest associated with potential estimate variances in the amount of $44,000 and $96,000 respectively. At December 31, 2007, the accrued balance for these potential penalties and interest totaled $170,000 and $280,000, respectively. Sterling's tax positions for the years 2003 through 2006 remain subject to review by the Internal Revenue Service. Sterling does not expect unrecognized tax benefits to significantly change within the next twelve months. As of December 31, 2007, all of the uncertain tax positions represented permanent differences that if recognized, would reduce our effective tax rate.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

12.	Stock Based Compensation:

Stock option transactions are summarized as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise Price	Number	Exercise Price	Number	Exercise Price

Balance, January 1	1,485,661	$19.72	1,703,959	$19.46	1,793,975	$15.18
Granted	340,000	32.37	20,000	25.28	401,000	25.71
Exercised	(319,849)	11.42	(495,208)	13.60	(491,016)	8.93
Acquisitions	573,212	12.67	265,160	9.35	0	0.00
Cancelled	(11,623)	18.74	(8,250)	8.91	0	0.00

Balance, December 31	2,067,401	$21.13	1,485,661	$19.72	1,703,959	$19.46

Exercisable	1,728,401	$18.93	1,485,661	$19.72	1,700,659	$19.50

At December 31, 2007, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding and exercisable was 4.3 years and $4.4 million, respectively, and at December 31, 2006, was 5.1 years and $20.9 million, respectively.

On April 24, 2007, Sterling adopted the 2007 Long-Term Incentive Plan, which allows for the issuance of up to an aggregate of 2.0 million options to purchase shares of Sterling's common stock. As of December 31, 2007, a total of 2,011,249 stock options remained available for grant under Sterling's 2001, 2003 and 2007 Long-Term Incentive Plans. These options have terms of four, six, eight or ten years. During the years ended December 31, 2007, 2006 and 2005, the fair value of options granted were $10.07, $8.55 and $7.91, respectively, and the intrinsic value of options exercised were $6.2 million, $8.8 million and $8.0 million, respectively. Stock compensation expense recognized during the years ended December 31, 2007 and 2006 was $1.4 million and $182,000, respectively. As of December 31, 2007, unrecognized equity compensation expense totaled $4.8 million, as the underlying outstanding awards had yet been earned. Had SFAS No. 123(R) been effective during the year ended December 31, 2005, Sterling's reported net income and earnings per share would have been the following pro forma amounts:

Year Ended
December
2005

Reported net income:	$61,219
Add back: Stock-based employee compensation expense, net of related tax effects	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,319)

Pro forma net income	$57,900

Basic earnings per share:
Reported earnings per share	$1.77
Stock-based employee compensation, fair value	(0.10)

Pro forma earnings per share	$1.67

Diluted earnings per share:
Reported earnings per share	$1.75
Stock-based employee compensation, fair value	(0.09)

Pro forma earnings per share	$1.66

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

12.	Stock Based Compensation, Continued:

The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used are presented in the following table:

	Years Ended December 31,
	2007	2006	2005

Expected volatility	26%–29%	31%	32%
Expected lives (in years)	4.7–6.0	5.5	2.9–5.4
Expected dividend yield	0.90%–1.47%	0.87%	0.87%–1.04%
Risk free interest rates	4.65%–4.80%	4.36%	4.37%–4.44%

The following table summarizes information about Sterling's plans at December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
Range of		Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$4.27–$8.01	285,279	1.2 years	$5.58	285,279	$5.58
$8.01–$12.02	252,708	3.4 years	9.24	252,708	9.24
$12.02–$16.03	24,631	5.9 years	14.01	24,631	14.01
$16.03–$20.04	225,736	4.4 years	19.36	225,736	19.36
$20.04–$24.01	180,381	6.8 years	22.67	180,381	22.67
$24.01–$28.02	755,200	5.2 years	26.14	725,200	26.21
$28.02–$33.17	343,466	6.3 years	32.68	34,466	28.60

	2,067,401			1,728,401

All share and dollar amounts have been restated to reflect the conversion of options upon the consummation of business combinations into a Sterling stock option at the exchange ratio. All exercise prices have been restated to reflect all stock splits to date.

Stock based compensation during 2007 included the issuance to management of 85,000 shares of restricted stock, with a grant date fair value of $2.8 million. These shares vest evenly over a four year period.

13.	Shareholders' Equity:

On July 5, 2006, Sterling issued 1,799,961 shares of common stock in its acquisition of Lynnwood. On November 30, 2006, Sterling issued 4,821,913 shares of common stock in its acquisition of FirstBank. Also during the year, Sterling issued 12,004 shares of common stock in both January and December 2006 in connection with the earn out provisions of INTERVEST's 2004 acquisition of PWWA.

On February 28, 2007, Sterling issued 8,914,815 shares of common stock in its acquisition of Northern Empire, a California corporation. Also during the year, Sterling issued 12,004 shares of common stock in September in connection with the final earn out provision of the PWWA acquisition.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

13.	Shareholders' Equity, Continued:

Sterling has paid the following historical cash dividends:

Date Paid	Per Share Amount	Total

January 2006	$0.055	$1.9 million
April 2006	0.060	2.1 million
July 2006	0.065	2.3 million
October 2006	0.070	2.6 million
January 2007	0.075	3.2 million
April 2007	0.080	4.1 million
July 2007	0.085	4.3 million
October 2007	0.090	4.6 million
January 2008	0.095	4.9 million

The Board has the authority to issue preferred stock of Sterling in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

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

	For the Year Ended December 31, 2007
		Weighted Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per common share—basic	$93,289	49,786,349	$1.87
Effect of dilutive securities:
Common stock options and restricted shares	0	431,166	(0.01)

Earnings per common share—diluted	$93,289	50,217,515	$1.86

Antidilutive options not included in diluted earnings per share		330,318

	For the Year Ended December 31, 2006
		Weighted Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per common share—basic	$73,946	36,423,095	$2.03
Effect of dilutive securities:
Common stock options	0	418,771	(0.02)

Earnings per common share—diluted	$73,946	36,841,866	$2.01

Antidilutive options not included in diluted earnings per share		237,850

	For the Year Ended December 31, 2005
		Weighted Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Earnings per common share—basic	$61,219	34,633,952	$1.77
Effect of dilutive securities:
Common stock options	0	365,065	(0.02)
Contingently issuable shares	0	36,012	0.00

Earnings per common share—diluted	$61,219	35,035,029	$1.75

Antidilutive options not included in diluted earnings per share		857,000

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

15.	Regulatory Capital:

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling's management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. As of December 31, 2007 and 2006, Sterling and its banking subsidiaries were "well capitalized" pursuant to applicable regulations. There have been no conditions or events since notification that management believes have changed these classifications. The following table sets forth their respective capital positions for the periods presented.

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Tier 1 leverage (to average assets)
Sterling	$456,749	4.0%	$570,936	5.0%	$991,261	8.7%
Sterling Savings Bank	441,407	4.0	551,759	5.0	938,717	8.5
Golf Savings Bank	14,866	4.0	18,582	5.0	27,173	7.3
Tier I (to risk-weighted assets)
Sterling	392,497	4.0	588,746	6.0	991,261	10.1
Sterling Savings Bank	382,746	4.0	574,120	6.0	938,717	9.8
Golf Savings Bank	10,674	4.0	16,011	6.0	27,173	10.2
Total (to risk-weighted assets)
Sterling	784,995	8.0	981,243	10.0	1,111,593	11.3
Sterling Savings Bank	765,493	8.0	956,866	10.0	1,054,497	11.0
Golf Savings Bank	21,348	8.0	26,685	10.0	28,725	10.8

As of December 31, 2006:
Tier 1 leverage (to average assets)
Sterling	$361,112	4.0%	$451,390	5.0%	$787,630	8.7%
Sterling Savings Bank	349,254	4.0	436,568	5.0	749,567	8.6
Golf Savings Bank	11,484	4.0	14,355	5.0	19,728	6.9
Tier I (to risk-weighted assets)
Sterling	315,401	4.0	473,101	6.0	787,630	10.0
Sterling Savings Bank	308,994	4.0	463,491	6.0	749,567	9.7
Golf Savings Bank	7,280	4.0	10,920	6.0	19,728	10.8
Total (to risk-weighted assets)
Sterling	630,802	8.0	788,502	10.0	871,319	11.1
Sterling Savings Bank	617,988	8.0	772,486	10.0	832,074	10.8
Golf Savings Bank	14,560	8.0	18,200	10.0	20,910	11.5

16.	Commitments and Contingencies:

Sterling is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate and purchase loans, provide funds under existing lines of credit, and include forward loan sale agreements to mortgage brokers.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

16.	Commitments and Contingencies Continued:

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

The undisbursed balances and other commitments as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2007	2006

Undisbursed loan funds—construction loans	$1,398,498	$1,421,104
Undisbursed lines of credit—commercial loans	750,938	746,084
Undisbursed lines of credit—consumer loans	374,694	288,839
Firm commitments to purchase loans	4,034	33,378
Firm commitments to sell loans	93,933	104,061

As of December 31, 2007 and 2006, Sterling had approximately $56.3 million and $46.5 million of commercial and standby letters of credit outstanding, respectively. During the years ended December 31, 2007 and 2006, Sterling collected approximately $491,000 and $377,000 in fees from these off-balance sheet arrangements.

As of December 31, 2007, Sterling had committed to invest a total of $24.5 million in a limited partnership for the development of low-income housing. As of December 31, 2007, $4.5 million of this commitment was disbursed. The fund invests in a series of low-income projects throughout the western United States. Sterling receives tax deductions and tax credits from the partnership, which Sterling anticipates will yield a positive return on investment, but anticipates that the partnership interest will have no value at the end of the fifteen-year term.

Future minimum rental commitments as of December 31, 2007, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Year Ending December 31,	Amount

2008	$13,640
2009	12,298
2010	10,515
2011	9,119
2012	7,039
Thereafter	38,026

$90,637

Rent expense recorded for the years ended December 31, 2007, 2006 and 2005 was $15.2 million, $9.3 million and $5.9 million, respectively.

17.	Benefit Plans:

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

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

17.	Benefit Plans, Continued:

Each employee may make a supplemental contribution of an additional 65% of their salary. All employee contributions vest immediately and, if applicable, employer contributions vest over the employee's first three years of employment. Employees have the option of investing their contributions among selected mutual funds and Sterling common stock. During the years ended December 31, 2007, 2006 and 2005, Sterling contributed approximately $2.5 million, $1.8 million and $1.4 million, respectively, to the employee savings plan.

Since 1984, Sterling has maintained a nonqualified Deferred Compensation Plan. The Deferred Compensation Plan component of the overall compensation plan is intended to link compensation to the long-term performance of Sterling and to provide a strong incentive for increasing shareholder value. As of December 31, 2007, there were five participants in the Deferred Compensation Plan. The Deferred Compensation Plan was replaced with a Supplemental Executive Retirement Plan in 2003, and the Board has decided not to make any further contributions to the Deferred Compensation Plan. All amounts in a participant's account become 100% vested upon a change of control; when the participant attains normal retirement age; when the employment of the participant terminates due to death or disability; or upon termination of the Plan. Prior to such an event, amounts in a participant's account vest at the rate of 10% per year of service, provided that such vesting shall reach 100% when the participant reaches the age of 60. Payment may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board. Payment must be commenced within one year of the termination of the participant's employment with Sterling. Sterling had $27,000, $45,000 and $41,000 in expense related to this plan for the years ending December 31, 2007, 2006 and 2005, respectively.

Since 2002, Sterling has maintained a Supplemental Executive Retirement Plan (the "SERP"). The SERP is a nonqualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling. Depending on their classification under the Plan, for 10 to 15 years, beginning at normal retirement age, participants will receive from 40%-60% of their base salary amount as of January 1, 2002. Retirement benefits vest at the rate of 10% per year of service. Except for participants who have completed 25 years of service, benefits are reduced for early retirement. Retirement benefits become 100% vested if, within two years of a change of control of Sterling Savings Bank, either the Plan or the participant's employment are terminated. Sterling maintains and administers three additional SERPs from past acquisitions. These SERPs are all nonqualified, unfunded plans that were designed to provide retirement benefits for certain key employees and directors of the acquired companies. All amounts and benefits were established and accrued at acquisition either by previous service or change of control clauses. Sterling continues to administer these benefit plans, as necessary. Sterling had $1.1 million, $1.4 million, and $1.2 million for the years ended December 31, 2007, 2006 and 2005 in expenses related to these plans. As of December 31, 2007 and 2006, Sterling had $6.7 million and $5.6 million, respectively, accrued as future obligations associated with these plans.

In 2006, Sterling adopted a nonqualified Deferred Compensation Plan. The Deferred Compensation Plan is designed to retain and attract key employees. Plan participation is limited to Directors and a select group of management or highly compensated employees as determined by the Plan Committee. As of December 31, 2007, there were 48 participants in the Deferred Compensation Plan. Under the plan, participants may contribute up to 75% of their base salary and up to 100% of commissions, bonus and director fees. The deferred amounts are credited to the participants' accounts, which do not hold assets but are maintained for record-keeping-purposes. The amounts deferred under the Plan are credited based on the return of measurement funds selected by the participants. The measurement funds are designed to mirror the performance of mutual funds selected by the Plan Committee. All participant contributions vest immediately. Each year, based on a written agreement or at its sole discretion, Sterling may contribute amounts to all, some or none of the participants. The vesting of the Sterling contributions is determined based on a written agreement between the participant and Sterling or based on a vesting schedule determined by the Plan Committee. Within 60 days after the later of the first business day of the plan year following the plan year in which the participant retires, or the last day of the six month period immediately following the date

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

17.	Benefit Plans, Continued:

on which the participant retires, the participant's account will be distribute either in a lump sum or installments up to 15 years as elected by the participant. Within 60 days after the Plan Committee is notified of the participants' death or the participant becomes disabled, the participants account will be distributed in a lump sum. Within 60 days after the last day of the six month period immediately following the date on which employment terminates, the participant's account will be distribute in a lump sum payment. Participants may elect to receive a scheduled distribution with certain exclusions. Sterling had $344,000 and $162,000 in expenses related to this plan for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, Sterling had accrued $4.2 million and $1.4 million, respectively to reflect the anticipated liability.

18.	Non-Interest Expenses:

The components of total non-interest expenses are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Employee compensation and benefits	$158,483	$117,186	$93,367
Occupancy and equipment	46,446	32,769	26,411
Data processing	18,109	14,180	12,678
Depreciation	13,498	10,280	8,627
Advertising	12,898	9,985	9,125
Travel and entertainment	7,676	5,955	4,522
Legal and accounting	3,001	2,478	3,134
Amortization of core deposit intangibles	4,718	2,405	2,222
Insurance	3,778	1,360	1,213
Merger and acquisition costs	2,833	454	0
Goodwill litigation	2,720	275	179
Other	11,377	9,046	8,803

	$285,537	$206,373	$170,281

19.	Segment Information:

For purposes of measuring and reporting financial results, Sterling is divided into five business segments:

•	The Community Banking segment consists of the operations conducted by Sterling's subsidiaries, Sterling Savings Bank and Golf Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Golf Savings Bank and Sterling Savings Bank's subsidiary Action Mortgage Company ("Action Mortgage").

•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank's subsidiary INTERVEST-Mortgage Investment Company ("INTERVEST").

•	The Retail Brokerage segment markets fixed income and equity products, mutual funds, fixed and variable annuities, insurance and other financial products within the Sterling Savings Bank financial service center network through sales representatives of Sterling Savings Bank's subsidiary Harbor Financial Services, Inc.

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

19.	Segment Information, Continued:

The following table presents certain financial information regarding Sterling's segments and provides a reconciliation to Sterling's consolidated totals as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	As of and for the Year Ended December 31, 2007
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total

Interest income	$705,664	$52,104	$9,000	$0	$210	$766,978
Interest expense	(378,858)	(14,462)	0	0	(18,298)	(411,618)

Net interest income (expense)	326,806	37,642	9,000	0	(18,088)	355,360
Provision for losses on loans	(24,705)	(383)	0	0	0	(25,088)
Noninterest income	77,378	27,759	7,496	4,555	(23,710)	93,478
Noninterest expense	(226,718)	(40,982)	(10,970)	(4,104)	(2,763)	(285,537)

Income (loss) before income taxes	$152,761	$24,036	$5,526	$451	$(44,561)	$138,213

Total assets	$11,790,838	$454,127	$10,445	$1,033	$(106,668)	$12,149,775

	As of and for the Year Ended December 31, 2006
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total

Interest income	$514,156	$28,899	$9,298	$0	$(1,498)	$550,855
Interest expense	(269,164)	(7,153)	0	0	(10,626)	(286,943)

Net interest income (expense)	244,992	21,746	9,298	0	(12,124)	263,912
Provision for losses on loans	(18,613)	(90)	0	0	0	(18,703)
Noninterest income	55,569	18,875	6,047	3,445	(14,596)	69,340
Noninterest expense	(161,121)	(30,694)	(9,101)	(3,010)	(2,447)	(206,373)

Income (loss) before income taxes	$120,827	$9,837	$6,244	$435	$(29,167)	$108,176

Total assets	$9,596,998	$326,462	$10,929	$947	$(100,844)	$9,834,492

	As of and for the Year Ended December 31, 2005
		Residential	Commercial
	Community	Mortgage	Mortgage	Retail	Other and
	Banking	Banking	Banking	Brokerage	Eliminations	Total

Interest income	$367,918	$11,794	$8,099	$0	$0	$387,811
Interest expense	(163,405)	0	0	0	(7,871)	(171,276)

Net interest income (expense)	204,513	11,794	8,099	0	(7,871)	216,535
Provision for losses on loans	(15,200)	0	0	0	0	(15,200)
Noninterest income	52,766	9,939	5,194	3,516	(11,846)	59,569
Noninterest expense	(140,153)	(18,317)	(7,584)	(3,612)	(615)	(170,281)

Income (loss) before income taxes	$101,926	$3,416	$5,709	$(96)	$(20,332)	$90,623

Total assets	$7,627,471	$22,204	$22,368	$623	$(113,738)	$7,558,928

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

20.	Quarterly Financial Data (Unaudited):

The following tables present Sterling's condensed operations on a quarterly basis for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$174,902	$194,061	$199,918	$198,097
Interest expense	(94,286)	(105,021)	(106,254)	(106,057)
Provision for credit losses	(4,225)	(3,975)	(3,888)	(13,000)

Net interest income after provision	76,391	85,065	89,776	79,040
Non interest income	23,448	24,778	24,207	21,045
Non interest expenses	(65,669)	(69,891)	(74,104)	(75,873)

Income before income taxes	34,170	39,952	39,879	24,212
Income tax provision	(11,249)	(12,971)	(13,349)	(7,355)

Net income	$22,921	$26,981	$26,530	$16,857

Earnings per share—basic	$0.51	$0.53	$0.52	$0.33

Earnings per share—diluted	$0.50	$0.52	$0.51	$0.33

Weighted average shares outstanding—basic	45,238,924	51,189,438	51,279,114	51,354,316

Weighted average shares outstanding—diluted	45,833,530	51,699,098	51,660,186	51,643,958

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$116,179	$126,720	$148,208	$159,748
Interest expense	(57,223)	(65,671)	(78,175)	(85,874)
Provision for credit losses	(4,650)	(4,650)	(4,698)	(4,705)

Net interest income after provision	54,306	56,399	65,335	69,169
Non interest income	12,917	15,130	18,451	22,842
Non interest expenses	(44,240)	(46,989)	(55,302)	(59,842)

Income before income taxes	22,983	24,540	28,484	32,169
Income tax provision	(7,567)	(7,609)	(9,145)	(9,909)

Net income	$15,416	$16,931	$19,339	$22,260

Earnings per share—basic	$0.44	$0.48	$0.52	$0.57

Earnings per share—diluted	$0.44	$0.48	$0.52	$0.57

Weighted average shares outstanding—basic	34,946,649	35,077,647	36,891,986	38,729,376

Weighted average shares outstanding—diluted	35,255,602	35,404,364	37,273,560	39,159,001

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

21.	Fair Values of Financial Instruments:

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

Borrowings

The carrying amounts of short-term borrowings under repurchase agreements, federal funds purchased, short-term FHLB advances and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of advances under lines of credit approximates their carrying value because such advances bear variable rates of interest. The fair value of

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

21.	Fair Values of Financial Instruments, Continued:

long-term FHLB advances and other long-term borrowings is estimated using discounted cash flow analyses based on Sterling's current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

The carrying and fair values of financial instruments were the following (in thousands):

	December 31,
	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$195,578	$195,578	$179,715	$179,715
Investments and MBS:
Available for sale	1,853,271	1,853,271	1,728,686	1,728,686
Held to maturity	132,793	132,462	93,063	92,529
Loans held for sale	55,840	55,840	91,469	91,469
Loans receivable, net	8,948,307	8,930,519	7,021,241	6,947,660
Accrued interest receivable	63,649	63,649	55,519	55,519
Financial liabilities:
Non-maturity deposits	3,524,842	3,524,842	3,148,004	3,148,004
Deposits with stated maturities	4,152,930	4,182,402	3,598,024	3,600,415
Borrowings	3,139,849	3,093,266	2,165,197	2,148,717
Accrued interest payable	40,209	40,209	39,863	39,863

The fair value estimates above do not include the value of mortgage servicing rights on Sterling's residential and commercial mortgage servicing portfolio of approximately $2.40 billion and $2.26 billion at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, mortgage servicing rights were approximately $9.0 million and $7.3 million, respectively, which are net of accumulated amortization of approximately $9.1 million and $6.4 million, respectively.

22.	Related-Party Transactions:

One of Sterling Savings Bank's directors is a principal in a law firm that provides legal services to Sterling. During the years ended December 31, 2007, 2006 and 2005, Sterling incurred legal fees of approximately $6.9 million, $3.2 million and $1.9 million, respectively, related to services provided by this firm.

At December 31, 2007 and 2006, loans outstanding to directors and executive officers were $71.0 million and $42.4 million, respectively. Related party loans and deposits are transacted as part of Sterling's normal course of business, and are not subject to preferential terms or conditions.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

22.	Related-Party Transactions, Continued:

During the year, the balance of loans outstanding to directors and executive officers changed as follows:

2007

Balance, January 1	$42,446
New	74,041
Acquired	2,559
Repayments	(48,038)

Balance, December 31	$71,008

23.	Parent Company-Only Financial Information:

The following Sterling Financial Corporation parent company-only financial information should be read in conjunction with the other notes to consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company's investments in its subsidiaries under the equity method (in thousands).

	December 31,
Condensed Balance Sheets	2007	2006

Assets:
Cash and cash equivalents	$33,660	$21,056
Investments in subsidiaries:
Sterling Savings Bank	1,391,475	944,420
Golf Savings Bank	29,714	50,661
Golf Escrow Company	528	466
Tri-Cities Mortgage Company	32	32
Capital Trust Subsidiaries	8,109	7,120
Receivable from subsidiaries	0	2,667
Available for sale investments	27	42
Other assets	2,029	2,463

Total assets	$1,465,574	$1,028,927

Liabilities and Shareholders' Equity:
Accrued expenses payable	$8,047	$8,707
Term note payable	0	0
Junior Subordinated Debentures	270,015	236,772
Due to affiliates	2,182	32
Shareholders' equity	1,185,330	783,416

Total liabilities and shareholders' equity	$1,465,574	$1,028,927

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

23.	Parent Company-Only Financial Information, Continued:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Condensed Statements of Income
Interest income	$1,625	$1,520	$748
Interest expense	(20,455)	(14,483)	(8,618)

Net interest expense	(18,830)	(12,963)	(7,870)
Equity in net earnings of subsidiary	106,790	84,553	68,339
Noninterest expenses	(3,997)	(3,993)	(3,433)

Income before income taxes	83,963	67,597	57,036
Income tax benefit	9,326	6,349	4,183

Net income	$93,289	$73,946	$61,219

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$93,289	$73,946	$61,219
Adjustments to reconcile net income to net cash used in operating activities	(110,835)	(89,181)	(65,444)

Net cash used in operating activities	(17,546)	(15,235)	(4,225)

Cash flows from investing activities:
Investments in subsidiaries, net	(8,000)	(118,688)	0
Repayment of advances to subsidiaries	4,817	7,186	6,484
Dividends from subsidiary	30,923	56,456	11,616
Cash flows from acquisitions	(17,873)	(26,449)	0

Net cash provided by (used in) investing activities	9,867	(81,495)	18,100

Cash flows from financing activities:
Proceeds from other borrowings	45,000	130,000	0
Repayment of other borrowings	(13,000)	(25,475)	(19,000)
Proceeds from exercise of stock options	4,526	6,459	3,411
Dividends paid	(16,243)	(8,895)	(1,736)
Other	0	(9)	(89)

Net cash provided by (used in) financing activities	20,283	102,080	(17,414)

Net change in cash and cash equivalents	12,604	5,350	(3,539)
Cash and cash equivalents, beginning of year	21,056	15,706	19,245

Cash and cash equivalents, end of year	$33,660	$21,056	$15,706

Federal law prohibits Sterling Financial Corporation from borrowing from its subsidiary bank unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary's bank capital and surplus.

Current income taxes are allocated to Sterling and its subsidiaries as if they were separate tax paying entities.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

23.	Parent Company-Only Financial Information, Continued:

The payment of dividends to Sterling Financial Corporation by its bank subsidiary is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 2007, the bank subsidiary could have declared approximately $233.2 million of aggregate dividends in addition to amounts previously paid.

24.	Business Combinations:

During 2007 and 2006, Sterling completed four acquisitions: 1) Northern Empire, 2) FirstBank, 3) Mason-McDuffie Financial Corporation ("Mason-McDuffie") and 4) Lynnwood. Below are details of each.

Northern Empire

On February 28, 2007, Sterling completed its acquisition of Northern Empire by issuing $30.0 million in cash, and 8,914,815 shares of Sterling common stock valued at $290.4 million in exchange for all outstanding Northern Empire shares. Northern Empire options totaling 646,018 were converted into options to purchase an aggregate of 573,212 shares of Sterling's common stock, valued at $12.3 million. The total value of the transaction was $332.8 million. Northern Empire merged with and into Sterling, with Sterling being the surviving corporation in the merger. Northern Empire's financial institution subsidiary, Sonoma National Bank, merged with and into Sterling's subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. The Sonoma National Bank acquisition provided Sterling Savings Bank entry into the northern California market, enhanced the products and services available to the customers of both companies and strengthened Sterling's leadership position in the West.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

February 28, 2007

Cash and cash equivalents	$110,775
Investments and MBS	22,574
Loans receivable, net	1,228,816
Goodwill	208,944
Core deposit intangible	7,775
Other assets	19,523

Total assets acquired	$1,598,407

Deposits	$987,694
Other borrowings	266,853
Other liabilities	11,093

Total liabilities assumed	1,265,640

Net assets acquired	$332,767

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

24.	Business Combinations, Continued:

The following summarizes the unaudited pro forma results of operations as if Sterling acquired Northern Empire on January 1, 2006 (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006

Pro forma interest income	$785,064	$646,710
Pro forma interest expense	421,556	335,130

Pro forma net interest income	363,508	311,580
Pro forma net income	93,497	91,159
Pro forma earnings per share—basic	$1.82	$2.01
Pro forma earnings per share—diluted	$1.81	$1.98

FirstBank

On November 30, 2006, Sterling acquired FirstBank, a Washington corporation, by issuing $15.6 million in cash, and 4,821,913 shares of Sterling common stock valued at $145.3 million in exchange for all outstanding FirstBank shares. FirstBank options totaling 214,756 were converted into 187,632 Sterling options, valued at $4.5 million. The total value of the transaction was $165.4 million. FirstBank merged into Sterling, with Sterling being the surviving corporation in the merger. FirstBank's financial institution subsidiary, FirstBank Northwest, merged with and into Sterling's subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution. The acquisition expanded Sterling's depository and lending functions throughout its footprint.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Amount

Cash and cash equivalents	$103,971
Investments and MBS	20,851
Loans receivable, net	670,619
Goodwill	102,266
Core deposit intangible	10,935
Other assets	47,930

Total assets acquired	$956,572

Deposits	$618,677
Other borrowings	157,480
Other liabilities	14,986

Total liabilities assumed	791,143

Net assets acquired	$165,429

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

24.	Business Combinations, Continued:

The following summarizes the unaudited pro forma results of operations as if Sterling acquired FirstBank on January 1, 2005 (in thousands, except per share amounts):

	Twelve Months Ended
	December 31,
	2006	2005

Pro forma interest income	$605,830	$436,117
Pro forma interest expense	310,621	191,361

Pro forma net interest income	295,209	244,756
Pro forma net income	77,622	64,920
Pro forma earnings per share—basic	$1.90	$1.65
Pro forma earnings per share—diluted	$1.87	$1.62

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

Lynnwood

On July 5, 2006, Sterling completed its acquisition of Lynnwood, the parent company of Golf Savings Bank, by issuing $15.8 million in cash, and 1,799,961 shares of Sterling common stock valued at $48.8 million in exchange for all outstanding Lynnwood shares. Lynnwood options totaling 34,662 were converted into 77,258 Sterling options, valued at $1.7 million. The total value of the transaction was $66.3 million. Lynnwood merged with and into Sterling, with Sterling being the surviving entity in the merger. Lynnwood's wholly owned subsidiaries, Golf Savings Bank and Golf Escrow Corporation, have become subsidiaries of Sterling. Golf Savings Bank is a Washington state-chartered federally insured savings bank. Golf Savings Bank's primary focus is the origination and sale of residential mortgage loans. Golf Savings Bank's strong mortgage banking operations and construction lending portfolio contributed to Sterling's growth strategy of becoming the leading community bank in the western United States.

Sterling Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

24.	Business Combinations, Continued:

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Amount

Cash and cash equivalents	$5,732
Investments	3,495
Loans receivable, net	488,188
Goodwill	30,916
Core deposit intangible	696
Other assets	7,236

Total assets acquired	$536,263

Deposits	$443,427
Other borrowings	19,798
Other liabilities	6,723

Total liabilities assumed	469,948

Net assets acquired	$66,315

The following summarizes the unaudited pro forma results of operations as if Sterling acquired Lynnwood on January 1, 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005

Pro forma interest income	$575,268	$430,173
Pro forma interest expense	297,325	186,314

Pro forma net interest income	277,943	243,859
Pro forma net income	75,403	68,322
Pro forma earnings per share—basic	$2.02	$1.88
Pro forma earnings per share—diluted	$2.00	$1.86

25.	Subsequent Event:

On February 19, 2008, the Court issued its decision awarding damages to Sterling Savings Bank (the "Bank") in the Bank's case against the U.S. Government for breach of contractual obligations owed by the U.S. Government to the Bank with respect to the Bank's past acquisition of troubled thrift institutions during the 1980s. In its recent order, the Court ruled that the U.S. Government is liable to the Bank for $1.05 million for its breach of the contracts in connection with Sterling's acquisition of two thrifts, Lewis Federal Savings & Loan and Tri-Cities Savings & Loan. Although the decision made an affirmative award of money damages in Sterling's favor, the amount of the award was lower than the amount of damages Sterling believes it actually suffered as a result of the breach. Sterling is evaluating its options as to whether to take further legal steps in pursuit of additional relief.