Form 10-Q
period 2008-03-31
STERLING FINANCIAL CORP /WA/
filed 2008-05-07
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 1, 2008
Common Stock ($1.00 par value)	51,885,447

STERLING FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended MARCH 31, 2008

PART I — Financial Information
Item 1 — Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$1,787	$10,042
Non-interest bearing and vault	178,436	184,436

Total cash and cash equivalents	180,223	194,478

Restricted cash	1,110	1,100
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	2,143,950	1,853,271
Held to maturity	172,874	132,793
Loans receivable, net	9,119,942	8,948,307
Loans held for sale ($67,048 at fair value as of March 31, 2008)	110,481	55,840
Accrued interest receivable	59,009	63,649
Real estate owned and other collateralized assets, net	13,027	11,075
Office properties and equipment, net	92,218	93,467
Bank-owned life insurance (“BOLI”)	152,794	150,825
Goodwill	451,249	453,136
Other intangible assets	30,401	31,627
Mortgage servicing rights, net	7,878	9,042
Prepaid expenses and other assets, net	155,997	151,165

Total assets	$12,691,153	$12,149,775

LIABILITIES:
Deposits	$7,840,784	$7,677,772
Advances from Federal Home Loan Bank (“FHLB”)	1,915,789	1,687,989
Securities sold subject to repurchase agreements and funds purchased	1,333,505	1,178,845
Other borrowings	248,273	273,015
Cashiers checks issued and payable	11,531	764
Borrowers’ reserves for taxes and insurance	3,046	1,765
Accrued interest payable	35,589	40,209
Accrued expenses and other liabilities	111,250	104,086

Total liabilities	11,499,767	10,964,445

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 100,000,000 shares authorized; 51,863,067 and 51,456,461 shares issued and outstanding	51,863	51,456
Additional paid-in capital	894,679	892,028
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $6,190 and $10,518	(10,591)	(17,967)
Retained earnings	255,435	259,813

Total shareholders’ equity	1,191,386	1,185,330

Total liabilities and shareholders’ equity	$12,691,153	$12,149,775

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Loans	$162,120	$152,763
MBS	24,499	20,468
Investments and cash equivalents	2,364	1,671

Total interest income	188,983	174,902

Interest expense:
Deposits	62,870	63,720
Short-term borrowings	3,431	9,675
Long-term borrowings	30,595	20,891

Total interest expense	96,896	94,286

Net interest income	92,087	80,616
Provision for losses on loans	(37,143)	(4,225)

Net interest income after provision for credit losses	54,944	76,391

Non-interest income:
Fees and service charges	14,151	12,192
Mortgage banking operations	6,198	8,858
Loan servicing fees	(148)	683
Real estate owned and other collateralized assets operations	(106)	(45)
BOLI	1,466	1,547
Other	(399)	213

Total non-interest income	21,162	23,448

Non-interest expenses	72,107	65,669

Income before income taxes	3,999	34,170
Income tax provision	(1,123)	(11,249)

Net income	$2,876	$22,921

Earnings per share — basic	$0.06	$0.51

Earnings per share — diluted	$0.06	$0.50

Weighted average shares outstanding — basic	51,526,332	45,238,924

Weighted average shares outstanding — diluted	51,786,038	45,833,530
See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,876	$22,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,143	4,225
Accretion of deferred gain on sale of branches	(202)	(175)
Net gain on sales of loans, investment securities and MBS	(4,192)	(5,340)
Stock based compensation	540	250
Excess tax benefit from stock based compensation	(689)	(933)
Stock issuances relating to 401(k) match	830	607
Other gains and losses	974	262
Increase in cash surrender value of BOLI	(1,466)	(1,547)
Depreciation and amortization	6,774	5,597
Change in:
Accrued interest receivable	4,640	2,055
Prepaid expenses and other assets	(7,361)	2,641
Cashiers checks issued and payable	10,767	(15,248)
Accrued interest payable	(4,620)	1,706
Accrued expenses and other liabilities	5,000	3,937
Proceeds from sales of loans originated for sale	342,695	312,381
Loans originated for sale	(338,503)	(308,199)

Net cash provided by operating activities	55,206	25,140

Cash flows from investing activities:
Change in restricted cash	(10)	0
Loans funded and purchased	(1,133,883)	(1,084,329)
Loan principal received	866,436	910,602
Proceeds from sales of other loans	0	72,613
Purchase of investment securities	(16,807)	(21,952)
Proceeds from maturities of investment securities	10,157	19,060
Net cash and cash equivalents acquired	0	92,419
Purchase of BOLI	(345)	(1,549)
Purchase of mortgage-backed securities	(384,349)	0
Principal payments on mortgage-backed securities	69,904	60,427
Purchase of office properties and equipment	(2,419)	(2,990)
Sales of office properties and equipment	72	1,588
Improvements and other changes to real estate owned	(258)	(101)
Proceeds from sales and liquidation of real estate owned	2,334	77

Net cash provided by (used in) investing activities	(589,168)	45,865

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$(180,362)	$93,863
Proceeds from issuance of time deposits	1,522,689	637,875
Payments for maturing time deposits	(1,242,093)	(952,966)
Interest credited to deposits	62,778	54,604
Advances from FHLB	714,000	557,744
Repayment of advances from FHLB	(486,046)	(528,046)
Net change in securities sold subject to repurchase agreements and funds purchased	154,660	91,379
Net proceeds from other borrowings	0	12,000
Repayment of other borrowings	(24,000)	0
Proceeds from exercise of stock options	999	2,401
Excess tax benefit from stock based compensation	689	933
Cash dividends paid to shareholders	(4,888)	(3,153)
Other	1,281	470

Net cash provided by (used in) financing activities	519,707	(32,896)

Net change in cash and cash equivalents	(14,255)	38,109
Cash and cash equivalents, beginning of period	194,478	178,565

Cash and cash equivalents, end of period	$180,223	$216,674

Supplemental disclosures:
Cash paid during the period for:
Interest	$101,516	$90,607
Income taxes	325	1,243

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	4,028	0
Common stock issued upon business combination	0	302,754
Common stock cash dividends accrued	5,200	4,108
Deferred gain on sale of branches	0	266
Modification of purchase price allocation	0	2,344
See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net income	$2,876	$22,921

Other comprehensive income:
Change in unrealized losses on investment securities and MBS available-for-sale	11,704	7,225
Less deferred income taxes	(4,328)	(2,670)

Net other comprehensive income	7,376	4,555

Comprehensive income	$10,252	$27,476

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation:
The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as disclosed in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.
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
In addition to other established accounting polices, the following is a discussion of new accounting pronouncements that have recently become effective for Sterling:
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF Issue No. 06-4, Sterling recognizes the amount that is owed current or former employees under split dollar BOLI. Sterling adopted the EITF 06-4 effective January 1, 2008, which resulted in a cumulative charge of $2.1 million to retained earnings.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. Both FAS 157 and 159 became effective for Sterling as of January 1, 2008. See Note 9 for a discussion of their impact. Sterling applied FAS 159 to the portion of its loans held for sale that are under mandatory delivery programs in order to match changes in the value of the loans with the value of their economic hedges without having to apply complex hedge accounting.

2. Allowance for Credit Losses:
The following is an analysis of the changes in the allowances for credit losses (in thousands):

	Three Months Ended March 31,
	2008	2007
Allowance for credit losses
Allowance — loans, January 1	$111,026	$77,849
Allowance for losses on loans acquired	0	12,535
Provision	37,143	4,225
Amounts written off	(3,453)	(1,043)
Recoveries	231	211
Transfers	62	60

Allowance — loans, March 31	145,009	93,837

Allowance — unfunded commitments, January 1	6,306	5,840
Acquired	0	0
Provision	21	266
Transfers	(62)	(60)

Allowance — unfunded commitments, March 31	6,265	6,046

Total credit allowance	$151,274	$99,883

Sterling recorded provisions for credit losses of $37.1 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively. Sterling has increased its provision for credit losses during the first quarter in response to an increase in the level of delinquent and non-performing loans, particularly in the residential construction portfolio.
3. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Junior subordinated debentures	$245,273	$270,015
Other	3,000	3,000

Total other borrowings	$248,273	$273,015

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

Details of the Trust Preferred Securities are as follows:

		Maturity					Amount (in
Subsidiary Issuer	Issue Date	Date	Call Date	Rate at March 31, 2008			Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	6.13%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	4.43		51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	4.33		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	4.60		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	6.00		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	5.86		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	6.34		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	6.49		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	5.76		9,474
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	6.91		15,176

					5.33	%*	$245,273

*	Weighted average rate
On January 25, 2008, Sterling redeemed $24.0 million of Trust Preferred Securities that carried a 10.25% fixed-rate coupon. In April 2008, Sterling renewed its revolving credit agreement with Wells Fargo Bank, N.A. through April 30, 2009, in the amount of $10.0 million. Amounts drawn on this line of credit bear interest at either 1.5% above LIBOR, or 1% below the prime rate, at Sterling’s election, and are collateralized by the stock of Golf Savings Bank. As of March 31, 2008, no amounts were drawn on this line of credit.
4. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$2,876	51,526,332	$0.06	$22,921	45,238,924	$0.51

Effect of dilutive securities:
Common stock options and restricted shares	0	259,706	0.00	0	582,602	(0.01)
Contingently issuable shares	0	0	0.00	0	12,004	0.00

Diluted computations	$2,876	51,786,038	$0.06	$22,921	45,833,530	$0.50

Antidilutive options not included in diluted earnings per share		1,651,087			305,000

5. Non-Interest Expenses:
The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Employee compensation and benefits	$40,890	$38,072
Occupancy and equipment	11,532	10,467
Data processing	5,319	4,197
Depreciation	3,565	3,195
Advertising	2,798	2,677
Insurance	1,711	395
Travel and entertainment	1,665	1,508
Amortization of core deposit intangibles	1,226	1,041
Legal and accounting	813	676
Goodwill litigation costs	150	180
Merger and acquisition costs	24	1,207
Other	2,414	2,054

Total	$72,107	$65,669

6. Segment Information:
For purposes of measuring and reporting financial results, Sterling is divided into five business segments:
•	The Community Banking segment provides traditional bank services through the retail and commercial banking groups of Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Construction Lending segment originates and services loans through the real estate division of Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling’s subsidiary, Golf Savings Bank.

•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company (“INTERVEST”).

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.
During 2008, the operations of Sterling Savings Bank’s subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank’s subsidiary, Harbor Financial Services, Inc., were moved into the private banking department of Sterling Savings Bank. The financial results for the real estate division are reflected in the Residential Construction Lending segment, while the private banking department’s financial results are included in the Community Banking segment. For comparability purposes, prior period segment information has been restated to reflect this realignment.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended March 31, 2008
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$144,650	$33,018	$8,147	$3,034	$134	$188,983
Interest expense	(68,936)	(19,161)	(4,801)	0	(3,998)	(96,896)

Net interest income (expense)	75,714	13,857	3,346	3,034	(3,864)	92,087
Provision for loan losses	(13,085)	(23,615)	(443)	0	0	(37,143)
Noninterest income	15,374	985	4,965	1,018	(1,180)	21,162
Noninterest expense	(59,093)	(2,937)	(6,447)	(2,435)	(1,195)	(72,107)

Income before income taxes	$18,910	$(11,710)	$1,421	$1,617	$(6,239)	$3,999

Total assets	$10,371,758	$1,844,599	$527,413	$12,850	$(65,467)	$12,691,153

	As of and for the Three Months Ended March 31, 2007
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$127,153	$41,167	$4,542	$2,191	$(151)	$174,902
Interest expense	(63,943)	(23,308)	(2,874)	0	(4,161)	(94,286)

Net interest income (expense)	63,210	17,859	1,668	2,191	(4,312)	80,616
Provision for loan losses	(3,972)	(178)	(75)	0	0	(4,225)
Noninterest income	18,856	1,738	5,520	2,207	(4,873)	23,448
Noninterest expense	(51,769)	(2,492)	(7,786)	(2,912)	(710)	(65,669)

Income before income taxes	$26,325	$16,927	$(673)	$1,486	$(9,895)	$34,170

Total assets	$9,706,307	$1,494,268	$302,555	$11,670	$(115,179)	$11,399,621

7. Stock Based Compensation:
The following is a summary of stock option and restricted stock activity during the three months ended March 31, 2008:

	Stock Options		Restricted Stock
		Weighted
		Average		Weighted
		Exercise		Average
	Number	Price	Number	Grant Price
Balance, January 1, 2008	2,067,401	$21.13	85,000	$33.17
Granted	251,000	17.79	182,000	17.79
Exercised / vested	(171,399)	5.83	(21,250)	33.17
Cancelled / expired	(57,736)	21.50	0	0.00

Outstanding, March 31, 2008	2,089,266	$21.98	245,750	$21.78

Exercisable, March 31, 2008	1,578,516	$20.98	0	$0

At March 31, 2008, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 4.9 years and ($13.3) million, respectively, and exercisable was 4.6 years and ($8.5) million, respectively, and at December 31, 2007, was 4.6 years and ($9.0) million, respectively, and 4.3 years and ($3.7) million, respectively. As of March 31, 2008, a total of 1,578,249 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2008 have four year vesting schedules. During the three months ended March 31, 2008 and 2007, the intrinsic value of options exercised were $2.2 million and $3.7 million, respectively, and fair value of options granted were $1.1 million and $3.2 million, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	30%	29%
Expected term (in years)	4.3	4.7-6.0
Expected dividend yield	2.14%	0.90%
Risk free interest rate	2.93%	4.81%
Stock based compensation expense recognized during the periods presented was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$246	$133
Restricted stock	311	117

Total	$557	$250

As of March 31, 2008, unrecognized equity compensation expense totaled $8.5 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 3.8 years.

8. Derivatives and Hedging:
As part of its mortgage banking activities, Sterling issues interest rate lock commitments (“rate locks”) to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as Fannie Mae, under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods.
Rate lock commitments to borrowers and loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of March 31, 2008, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $122.2 million, and held offsetting forward sale agreements on MBS valued at $120.0 million. As of December 31, 2007, Sterling did not have any loans subject to rate locks under mandatory delivery programs. As of March 31, 2008 and December 31, 2007, Sterling had entered into best efforts forward commitments to sell $48.9 million and $41.3 million, respectively, of mortgage loans, with the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion valued as an offsetting asset and liability of approximately $257,000 and $400,000, respectively.
Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of March 31, 2008 and December 31, 2007, were $3.2 million and $1.6 million, respectively.
9. Fair Value:
On January 1, 2008, Sterling adopted FAS 159, which gives companies the option of carrying their financial assets and liabilities at fair value and can be implemented on all or individually selected financial instruments. Sterling has applied FAS 159 to newly originated loans held for sale under mandatory delivery programs. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. There was no transition adjustment upon adoption. Sterling has elected not to apply FAS 159 to loans held for sale under best efforts delivery commitments. These loans have a shorter lag time from origination to delivery to the investor than loans held for sale under mandatory delivery commitments.
On January 1, 2008, FAS. 157 became effective for Sterling. This standard establishes a framework for defining and measuring fair value. The standard requires that one of three valuation methods be used to determine fair market value: the market approach, the income approach or the cost approach. To increase consistency and comparability in fair value measurements and related disclosures, the standard also creates a fair value hierarchy to prioritize the inputs to these valuation methods into the following three levels:
•	Level 1 inputs are a select class of observable inputs, based upon the quoted prices for identical instruments in active markets that are accessible as of the measurement date, and are to be used whenever available.
•	Level 2 inputs are other types of observable inputs, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; or other inputs that are observable or can be derived from or supported by observable market data. Level 2 inputs are to be used whenever Level 1 inputs are not available.
•	Level 3 inputs are significantly unobservable, reflecting the reporting entity’s own assumptions regarding what market participants would assume when pricing a financial instrument. Level 3 inputs are to only be used when Level 1 and Level 2 inputs are unavailable.

The following disclosure requirements under FAS 157 are applicable to financial assets and liabilities, and as of January 1, 2009, will be expanded to include nonfinancial assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2008	Level 1	Level 2	Level 3
		(Dollars in thousands)
Investment securities and mortgage-backed securities available for sale	$2,143,950	$2,133,764	$10,186	$0
Loans held for sale	67,048	0	67,048	0
Other assets — derivatives	3,483	0	26	3,457

Total assets	$2,214,481	$2,133,764	$77,260	$3,457

Other liabilities — derivatives	$4,304	$0	$847	$3,457

Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value under FAS 159 was $1.2 million as of March 31, 2008. Changes in fair value relating to these loans were included in earnings as follows:

Three Months Ended
March 31, 2008
(Dollars in thousands)
Mortgage banking operations	$1,201
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Sterling may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis from application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For these financial assets for which a fair value adjustment was recorded during the period, the following table presents the adjustment and the carrying value at period end:

					Losses During
					the Three
	Total Carrying				Months Ended
	Value	Level 1	Level 2	Level 3	March 31, 2008
	(Dollars in thousands)
Mortgage servicing rights	$7,878	$0	$7,878	$0	$(711)
Mortgage servicing rights were written down mainly due to an acceleration of mortgage prepayments. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a nonrecurring basis. If Sterling were to elect the fair value method of valuation over the LOCOM method, as available under FAS 156 for mortgage servicing rights, these assets would be measured at fair value on a recurring basis.

10. Cash Dividends:
Sterling currently pays quarterly dividends on its common stock, subject to approval by the board of directors. During the three months ended March 31, 2008 and 2007, Sterling declared dividends of $0.10 and $0.08 per share, payable on April 11, 2008 and April 11, 2007, respectively. Dividends paid during these periods were $0.095 and $0.075 per share, on January 11, 2008 and January 11, 2007, respectively. The timing and amount of any future dividends will depend upon earnings, cash and capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors.
11. Subsequent Events:
On April 21, 2008, Sterling approved a quarterly cash dividend of $0.10 per share, payable on July 11, 2008 to shareholders of record as of June 30, 2008.
In April 2008, the U.S. Government appealed the U.S. Court of Federal Claim’s February 19, 2008 ruling that awarded damages to Sterling in the amount of $1.05 million resulting from Sterling’s lawsuit against the U.S. Government for breach of contract with respect to the loss of goodwill treatment and other matters relating to Sterling’s past acquisitions of troubled thrift institutions. Sterling has filed a notice of cross appeal.

PART I — Financial Information (continued)
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation
STERLING FINANCIAL CORPORATION
March 31, 2008
This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2007 annual report on Form 10-K.
General
Sterling Financial Corporation (“Sterling”) is a bank holding company, organized under the laws of Washington in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiary of Sterling Savings Bank is INTERVEST-Mortgage Investment Company (“INTERVEST”). During 2008, the operations of Sterling Savings Bank’s subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank’s subsidiary, Harbor Financial Services, Inc., were moved into the private banking department of Sterling Savings Bank. Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.
Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.69 billion in total assets as of March 31, 2008, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 179 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Sterling Savings Bank residential loan production offices, and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through private banking representatives located throughout Sterling’s financial service center network.
Sterling continues to implement its strategy to become the leading community bank in the western United States by increasing its commercial banking, commercial real estate and consumer lending, as well as increasing its retail deposits, particularly transaction accounts. Such loans generally involve a higher degree of risk than financing residential real estate. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations. The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Washington State Department of Financial Institutions.

Executive Summary and Highlights
Sterling’s earnings per share and performance ratios for the first quarter of 2008 were impacted by a higher credit provision primarily related to the residential construction portfolio. During the first quarter, Sterling recorded a $37.1 million provision for credit losses compared with $13.0 million for the linked quarter and $4.2 million for the same period a year ago. This increase stems from higher levels of non-performing and classified assets, as disruptions in the financial and real estate markets have resulted in the exhaustion of liquidity reserves for some of Sterling’s borrowers. As of March 31, 2008, non-performing assets were $204.0 million versus $126.5 million at December 31, 2007, and $18.9 million at March 31, 2007. Sterling’s capital and liquidity sources remain strong, as well as the performance of its retail and commercial banking groups. Net interest income for the quarter was $92.1 million, versus $92.0 million for the fourth quarter of 2007, and $80.6 million for the first quarter of 2007.
Highlights as of and for the three months ended March 31, 2008 as compared to March 31, 2007 were as follows:
•	Capital ratios remain above “well-capitalized” levels.
•	Tangible book value per share increased 12 percent to $13.68.
•	Net interest income rose 14 percent to $92.1 million.
•	Fees and service charges grew 16 percent to $14.2 million.
•	Total assets increased 11 percent to a record $12.69 billion.
•	Total loans receivable increased 9 percent to a record $9.12 billion.
•	Total deposits gained 4 percent to a record $7.84 billion.
•	Quarterly cash dividend rose 25 percent to $0.10 per share.
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
Income Recognition. Sterling recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Sterling discontinues the accrual of interest and any previously accrued interest recognized in income deemed uncollectible is reversed. Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt.
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
The amount of the allowance for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for credit losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on nonperforming loans, which consist primarily of non-accrual and restructured loans.
Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized and allowances for homogeneous loans (such as residential mortgage loans, consumer loans, etc.) are collectively evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.
While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. While Sterling did not participate in the lending practices that led up to the credit crisis, the effects of the current economic slow down has resulted in an increase in delinquencies and nonperforming assets in Sterling’s residential construction portfolio. A further slowdown in economic activity could have additional adverse affects on cash flows for both commercial and individual borrowers, which may result in further increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at March 31, 2008.

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
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the period ended March 31, 2008, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2007, and concluded that the recorded values were not impaired. Additionally, due to market conditions surrounding the banking and residential mortgage industry, Sterling’s management evaluated the need to perform an interim test of its goodwill and other intangible assets at both December 31, 2007 and March 31, 2008, and concluded that the changes in market conditions were not likely to result in a change in the fair value of goodwill below its carrying value. There are many assumptions and estimates underlying the determination of impairment. Additionally, future events could cause management to conclude that Sterling’s goodwill or other intangible assets are impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations. Other intangible assets consisting of core deposit intangibles with definite lives are amortized on a straight line basis over the estimated life of the acquired depositor relationships (generally eight to ten years).
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
Loans Held for Sale. On January 1, 2008, Sterling adopted the fair value election available under FAS 159 for newly originated loans held for sale under mandatory delivery programs. The fair value election was made to match changes in the value of these loans with the value of their economic hedges without having to apply complex hedge accounting. Loan origination fees, costs and servicing rights are recognized as part of the loan value at origination. This value is based on quoted prices for similar instruments in both active and inactive markets. As such, these loans are classified as level 2. Sterling’s loans held for sale for which FAS 159 has not been elected are sold to investors on a best efforts basis, and are carried at the lower of cost or market, with recognition of the loan origination fees, costs and servicing rights deferred until the time of sale.
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
Results of Operations
Overview. Sterling recorded net income of $2.9 million, or $0.06 per diluted share, for the three months ended March 31, 2008, compared with net income of $22.9 million, or $0.50 per diluted share, for the three months ended March 31, 2007. The annualized return on average assets (“ROA”) was 0.09% and 0.91% for the three months ended March 31, 2008 and 2007, respectively. The annualized return on average equity (“ROE”) was 1.0% and 10.3% for the three months ended March 31, 2008 and 2007, respectively. The year over year decrease in net income and performance ratios primarily reflected an increased credit provision in response to an increase in the level of delinquent and non-performing loans, particularly in the residential construction portfolio.
Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 2008 and 2007, net interest income was $92.1 million and $80.6 million, respectively, an increase of 14%. The increase in net interest income from the growth in loan balances was partly offset by a decrease in net interest margin, which resulted from the yield on Sterling’s earning assets declining faster than the cost of deposits and borrowings.
Changes in Sterling’s net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume — changes in volume multiplied by comparative period rate;

•	Rate — changes in rate multiplied by comparative period volume; and

•	Rate/volume — changes in rate multiplied by changes in volume.

	Three Months Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to:
			Rate/
	Volume	Rate	Volume	Total
		(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$31,834	$(19,688)	$(2,765)	$9,381
MBS	3,092	668	271	4,031
Investments and cash equivalents	424	454	105	983

Total interest income	35,350	(18,566)	(2,389)	14,395

Interest expense:
Deposits	8,043	(8,280)	(613)	(850)
Borrowings	12,950	(6,862)	(2,628)	3,460

Total interest expense	20,993	(15,142)	(3,241)	2,610

Net changes in NII	$14,357	$(3,424)	$852	$11,785

Net interest margin for each of the last five quarters was as follows:

Tax Equivalent
Three Months Ended	Net Interest Margin
March 31, 2008	3.24%
December 31, 2007	3.34%
September 30, 2007	3.50%
June 30, 2007	3.41%
March 31, 2007	3.41%
The growth in net interest income has slowed while net interest margin over the last few quarters has declined due to the increase in non-performing assets, and the decline in the prime rate. Sterling has been “asset sensitive” during recent periods, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings. Additionally, when loans reach non-performing status, the reversal and cessation of accruing interest has an immediate negative impact on net interest margin.
Provision for Credit Losses. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors, including historical loss trends and trends in classified assets, delinquency and nonaccrual loans, and portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, as well as loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.
Sterling recorded provisions for losses on loans of $37.1 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively. Sterling has increased its provision for credit losses during the last six months in response to an increase in the level of delinquent and non-performing loans, particularly in the residential construction portfolio, and an assessment of the other relevant factors mentioned in the preceding paragraph.
The following table summarizes the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Allowance — loans, January 1	$111,026	$77,849
Acquired	0	12,535
Provision	37,143	4,225
Charge offs, net of recoveries	(3,222)	(832)
Transfers	62	60

Allowance — loans, March 31	145,009	93,837

Allowance — unfunded commitments, January 1	6,306	5,840
Acquired	21	266
Transfers	(62)	(60)

Allowance — unfunded commitments, March 31	6,265	6,046

Total credit allowance	$151,274	$99,883

During 2007, Sterling acquired an allowance for losses on loans as a result of the Northern Empire acquisition. These acquired loans were determined to not have exhibited a deterioration in credit quality since origination, and thus were not included within the scope of the American Institute of Certified Public Accountants’ Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
At March 31, 2008, Sterling’s total classified assets were 3.17% of total assets, compared with 0.69% of total assets at March 31, 2007. Nonperforming assets, a subset of classified assets, were 1.61% of total assets at March 31, 2008, compared with 0.17% of total assets at March 31, 2007. At March 31, 2008, the loan delinquency ratio was 2.38% of total loans compared to 0.27% of total loans at March 31, 2007. Recently, Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans due to declining market values and weakness in housing sales in certain of its markets. Sterling’s commercial banking and commercial real estate portfolios continue to perform in line with expectations. Sterling’s consumer portfolio is stable although there has been an increase in auto loan delinquencies primarily with borrowers who are working in the construction industry.
The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	March 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$190,766	$14,855
Restructured loans	207	0

Total nonperforming loans	190,973	14,855
Real estate owned	13,027	4,076

Total nonperforming assets	$204,000	$18,931

The following table describes non-performing assets by asset type at the dates indicated:

	March 31,
	2008	2007
	(Dollars in thousands)
Residential real estate	$3,801	$1,318
Multifamily real estate	2,026	7,810
Commercial real estate	4,534	709
Construction	161,674	2,295
Consumer — direct	1,393	465
Consumer — indirect	579	128
Commercial banking	29,993	6,206

Total nonperforming assets	$204,000	$18,931

Residential construction loans continue to be the primary driver of non-performing assets, representing $153.3 million, or 75 percent of all non-performing assets. The bulk of these non-performing loans remain concentrated in Sterling’s previously identified markets of Boise, Idaho, Southern California, and Bend, Oregon. Though these three markets account for roughly half of the residential construction non-performing loans, they represent only 17 percent of the outstanding residential construction loan commitments. The residential construction non-performing loans in Boise totaled $31.2 million from 31 borrowers compared with $26.9 million from 30 borrowers at December 31, 2007. The residential construction non-performing loans in Southern California totaled $24.9 million from four borrowers compared with $23.6 million from two borrowers at year-end 2007. The residential construction non-performing loans in Bend, Oregon totaled $19.6 million from six borrowers compared with $18.5 million from two borrowers at December 31, 2007.
Sterling’s other non-performing residential construction assets primarily reside in Washington’s Puget Sound region, Portland, Oregon and the state of Utah (where Sterling has a loan production office). In Puget Sound, where $994 million, or 40 percent, of residential construction loans commitments are domiciled, the residential construction portfolio is performing generally well with $20.8 million in non-performing loans from three borrowers, up from $11.5 million at the end of the year. During the quarter, residential construction non-performing loans in the Portland, Oregon/Vancouver, Washington market increased to $27.5 million from $2.6 million at December 31, 2007. Specifically, the value of such loans in the Vancouver market totaled $19.9 million from seven borrowers, up from $2.1 million at the end of the year. In Portland, these loans totaled $7.6 million from six borrowers compared with $500,000 in non-performing assets at the end of the year. Finally, residential construction non-performing loans in the state of Utah totaled $14.8 million from six borrowers, up from $3.6 million at December 31, 2007. Sterling’s remaining non-performing assets, comprising less than 10 percent of the residential construction non-performing assets, were distributed throughout Sterling’s footprint.
Of non-performing assets outside of residential construction, commercial banking non-performing loans totaled $30.0 million, or 15 percent of all non-performing assets, and represented 1.1 percent of outstanding commercial loans. Many of the borrowers of these non-performing assets in this category are in industries related to residential construction. The remaining $21.6 million of non-performing assets are distributed across income properties, income property construction, commercial real estate, residential and consumer lending. No single category accounts for more than $10.0 million.
Sterling’s credit administration team has taken a conservative approach towards risk evaluation. Classified assets, which include non-performing assets, increased to $402.8 million from $234.3 million at December 31, 2007 and $79.1 million at March 31, 2007. The increase in classified assets was influenced heavily by the stress in the residential construction portfolio, which represents 65 percent of all classified assets, up from 53 percent at the end of the year.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Fees and service charges	$14,151	$12,192
Mortgage banking operations	6,198	8,858
Loan servicing fees	(148)	683
Real estate owned operations	(106)	(45)
Bank-owned life insurance	1,466	1,547
Other	(399)	213

Total	$21,162	$23,448

Income from fees and service charges increased 16 percent in the first quarter of 2008 over the first quarter 2007. However, lower income from Sterling’s mortgage banking operations affected total non-interest income. The increase in fees and service charges income reflects increases in consumer transaction based fees, including loan related fees, Sterling’s Balance Shield program, plus increases in business and consumer CheckCard fees. The total number of transaction accounts for the first quarter of 2008 grew 3 percent over the first quarter of 2007. Income from mortgage banking operations decreased primarily from reduced commercial real estate brokered loan fees as a result of the disappearance of the conduit market, coupled with the retreat of life insurance companies which have slowed their funding of new loans and lower spreads in the secondary market for sales of loans, due to volatility and inconsistent pricing.
The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Originations of residential mortgage loans	$411,116	$344,617
Originations of commercial real estate loans	64,517	11,210
Sales of residential mortgage loans	335,510	372,728
Sales of commercial real estate loans	2,993	6,926
Principal balances of residential loans serviced for others	569,448	672,049
Principal balances of commercial real estate loans serviced for others	1,677,898	1,744,863

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Employee compensation and benefits	$40,890	$38,072
Occupancy and equipment	11,532	10,467
Data processing	5,319	4,197
Depreciation	3,565	3,195
Advertising	2,798	2,677
Insurance	1,711	395
Travel and entertainment	1,665	1,508
Amortization of core deposit intangibles	1,226	1,041
Legal and accounting	813	676
Goodwill litigation costs	150	180
Merger and acquisition costs	24	1,207
Other	2,414	2,054

Total	$72,107	$65,669

The increase in non-interest expenses relative to the first quarter of 2007 primarily reflects overall company growth and only a one-month inclusion of Sonoma National Bank operations in the period a year-ago.
Income Tax Provision. Sterling recorded federal and state income tax provisions of $1.1 million and $11.2 million for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the three months comparative period was 28.1% and 32.9%, respectively. The decrease in the effective tax rate primarily reflects the proportional increase in tax exempt income and tax credits as a percent of taxable income.

Financial Position
Assets. At March 31, 2008, Sterling’s assets were $12.69 billion, up $541.4 million from $12.15 billion at December 31, 2007. This growth was mainly a result of increases in the investment and MBS portfolio through purchases, and increases in the loan portfolio through originations.
Investment Securities and MBS. Sterling’s investment and MBS portfolio at March 31, 2008 was $2.32 billion, an increase of $330.8 million from the December 31, 2007 balance of $1.99 billion. The increase was due to purchases exceeding principal repayments and maturities. On March 31, 2008, the investment and MBS portfolio had an unrealized loss of $16.7 million versus an unrealized loss of $28.4 million at December 31, 2007, with the improvement due to fluctuations in interest rates and the yield curve.
Loans Receivable. At March 31, 2008, net loans receivable were $9.12 billion, up $171.6 million from $8.95 billion at December 31, 2007. The increase was due to loan originations during the period.
The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
		(Dollars in thousands)
Residential real estate	$761,887	8.2	$703,826	7.8
Multifamily real estate	407,673	4.4	389,388	4.3
Commercial real estate	1,247,472	13.4	1,223,036	13.5
Construction	3,012,754	32.6	2,944,911	32.4
Consumer — direct	800,048	8.6	798,519	8.8
Consumer — indirect	402,520	4.3	376,937	4.1
Commercial banking	2,647,969	28.5	2,639,196	29.1

Gross loans receivable	9,280,323	100.0	9,075,813	100.0

Net deferred origination fees	(15,372)		(16,480)
Allowance for losses on loans	(145,009)		(111,026)

Loans receivable, net	$9,119,942		$8,948,307

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Residential real estate	$411,116	$344,617
Multifamily real estate	41,386	0
Commercial real estate	64,517	11,210
Construction	264,281	534,821
Consumer — direct	81,603	63,568
Consumer — indirect	71,681	64,913
Commercial banking	148,685	259,203

Total loans originated	$1,083,269	$1,278,332

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
		(Dollars in thousands)
Interest-bearing checking	$462,768	5.9	$469,428	6.1
Noninterest-bearing checking	887,129	11.3	898,606	11.7
Savings and MMDA	2,226,090	28.4	2,156,808	28.1
Time deposits	4,264,797	54.4	4,152,930	54.1

Total deposits	$7,840,784	100.0	$7,677,772	100.0

Deposit growth was primarily in time deposits, and savings and money market demand accounts, reflecting the shifting of funds by Sterling’s customers from floating rate to fixed rate depository accounts, and the development of new customer relationships.
Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the three months ended March 31, 2008, these funding sources increased a total of $357.7 million, with advances from the FHLB representing 64% of the increase, with the remaining increase in borrowings coming from reverse repurchase agreements and federal funds purchased.
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
The difference between a financial institution’s interest rate sensitive assets (i.e., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the specific time period) is commonly referred to as its “interest rate sensitivity gap” (“GAP”). An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. Sterling was “asset sensitive” during the first quarter of 2008, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings.

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of March 31, 2008 and December 31, 2007 are included in the following table:

Change in
Interest Rate in	March 31,	December 31,
Basis Points	2008	2007
(Rate Shock)	% Change in NII	% Change in NII
+200	1.8	(0.1)
+100	1.4	0.1
Static	0.0	0.0
-100	(1.9)	(1.5)
ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at March 31, 2008 and December 31, 2007 are included in the following table:

	At March 31,	At December 31,
	2008	2007
Change in
Interest Rate	%	%
in Basis Points	Change	Change
(Rate Shock)	in EVE	in EVE
+200	(0.9)	(4.9)
+100	1.9	(1.6)
Static	0.0	0.0
-100	(8.5)	(4.3)
Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of March 31, 2008, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.

Liquidity and Capital Resources
Sterling’s primary sources of funds are borrowings in the form of customer deposits and wholesale funds from commercial banks, the collection of principal and interest primarily from loans, as well as from mortgage backed securities, and the sale of loans into the secondary market primarily as a function of Sterling’s mortgage banking activities.
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
Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans. These borrowings include advances from the FHLB, reverse repurchase agreements and federal funds purchased. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At March 31, 2008, these credit lines represented a total borrowing capacity of $2.55 billion, of which $771.6 million was available. At March 31, 2008, Sterling had $1.13 billion in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $276.8 million. The structure of reverse repurchase agreements is to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. At March 31, 2008, Sterling also had $206.2 million of federal funds purchased, which are short term borrowings from correspondent banks and the Federal Reserve. During the first quarter of 2008, in an effort to increase liquidity in the banking system, the Federal Reserve lowered the rate of borrowings from its discount window to 25 basis points above prime, lengthened the term of these borrowings from overnight to terms ranging from 30 to 90 days, and broadened the range of collateral that it was willing to accept. Sterling has utilized this source of funds to the extent that these funds are more competitive than other sources.
Sterling, on a parent company-only basis, had cash of approximately $4.6 million and $33.7 million at March 31, 2008 and December 31, 2007, respectively, with additional funds available on a line of credit from Wells Fargo Bank, N.A. As of March 31, 2008, no amount was drawn on this line. In April 2008, this line of credit was renewed for one year in the amount of $10.0 million. At both March 31, 2008 and December 31, 2007, Sterling had an investment of $175.1 million in the preferred stock of Sterling Savings Bank. At March 31, 2008 and December 31, 2007, Sterling had an investment in the common stock of Sterling Savings Bank of $865.8 million, and in Golf Savings Bank of $34.7 million and $31.7 million, respectively. Sterling received cash dividends from Sterling Savings Bank of $9.3 million and $8.6 million during the three months ended March 31, 2008 and 2007, respectively. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt and the payment of dividends. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

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
As of both March 31, 2008 and December 31, 2007, the reserve for unfunded commitments was $6.3 million. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.
As part of its mortgage banking activities, Sterling issues interest rate lock commitments (“rate locks”) to prospective borrowers on residential one-to-four family mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors, such as Fannie Mae, under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs at or near the time the interest rate is locked with the borrowers. For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to rate locks, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods.
Rate lock commitments to borrowers and loan delivery commitments from investors are off-balance-sheet commitments that are considered to be derivatives. Sterling accounts for these commitments by recording their estimated fair value on its balance sheet. As of March 31, 2008, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $122.2 million, and held offsetting forward sale agreements on MBS valued at $120.0 million, with a net position reflected in mortgage banking income. As of December 31, 2007, Sterling did not have any loans subject to rate locks under mandatory delivery programs. As of March 31, 2008 and December 31, 2007, Sterling had entered into best efforts forward commitments to sell $48.9 million and $41.3 million, respectively, of mortgage loans, with the estimated fair value of rate locks issued and delivery commitments received on the unfunded portion valued as an offsetting asset and liability of approximately $257,000 and $400,000, respectively.
Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of March 31, 2008 and December 31, 2007, were $3.2 million and $1.6 million, respectively.

Capital
Sterling’s total shareholders’ equity increased $6.1 million during the three months ended March 31, 2008 from $1.19 billion at December 31, 2007. Total shareholders’ equity increased mostly as a result of the value of the securities portfolio improving and net income for the period, offset by shareholder dividends.
At March 31, 2008 and December 31, 2007, Sterling had an unrealized loss of $16.7 million and $28.4 million, respectively, on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods. Shareholders’ equity was 9.4% of total assets at March 31, 2008 compared with 9.8% at December 31, 2007.
Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, subject to certain limitations.
Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2008, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at March 31, 2008:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$459,348	4.0%	$574,185	5.0%	$968,952	8.1%
Sterling Savings Bank	459,449	4.0%	574,311	5.0%	934,812	8.1%
Golf Savings Bank	17,556	4.0%	21,945	5.0%	31,043	7.1%
Tier 1 (to risk-weighted assets)
Sterling	402,225	4.0%	603,337	6.0%	968,952	9.7%
Sterling Savings Bank	389,161	4.0%	583,742	6.0%	934,812	9.6%
Golf Savings Bank	12,641	4.0%	18,961	6.0%	31,043	9.8%
Total (to risk-weighted assets)
Sterling	804,449	8.0%	1,005,562	10.0%	1,097,570	11.0%
Sterling Savings Bank	778,323	8.0%	972,904	10.0%	1,059,767	10.9%
Golf Savings Bank	25,281	8.0%	31,602	10.0%	32,986	10.4%
Sterling believes its current capital position is sufficient to meet its corporate needs at this time. Sterling may supplement its capital position from time to time as it deems appropriate, and continues to monitor the availability of capital in the capital markets. Sterling generally prefers to maintain its capital position with capital qualifying debt securities rather than equity securities. There can be no assurance, however, that capital will be available to Sterling in the capital markets or, if available, that such capital would be available on terms acceptable to Sterling.
Goodwill Litigation
The damages aspect of Sterling’s lawsuit against the U.S. Government for breach of contract with respect to the loss of goodwill treatment and other matters relating to Sterling’s past acquisitions of troubled thrift institutions (the “Goodwill Litigation”) was tried to a judge of the U.S. Court of Federal Claims (the “Court”) from June 25 to July 13, 2007. On February 19, 2008, the Court issued its decision awarding damages to Sterling in the amount of $1.05 million. Although the decision made an affirmative award of money damages in Sterling’s favor, the amount of the award was lower than the amount of damages Sterling believes it actually suffered as a result of the breach. In April 2008, the U.S. Government appealed the Court’s ruling. Sterling has filed a notice of cross appeal.
New Accounting Pronouncements
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the provisions of EITF Issue No. 06-4, Sterling recognizes the amount that is owed current or former employees under split dollar BOLI. Sterling adopted the EITF 06-4 effective January 1, 2008, which resulted in a cumulative charge of $2.1 million to retained earnings.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. Both FAS 157 and 159 became effective for Sterling as of January 1, 2008. See Note 9 for a discussion of their impact. Sterling applied FAS 159 to the portion of its loans held for sale that are under mandatory delivery programs in order to match changes in the value of the loans with the value of their economic hedges without having to apply complex hedge accounting.
Regulation and Compliance
Sterling is subject to many laws and regulations applicable to banking activities. As a bank holding company, Sterling is subject to comprehensive examination and regulation by the Federal Reserve. Sterling Savings Bank, as a Washington State-chartered bank, and Golf Savings Bank, as a Washington State-chartered savings bank, are subject to comprehensive regulation and examination by the Washington Supervisor and the FDIC. Sterling Savings Bank and Golf Savings Bank are further subject to Federal Reserve regulations related to deposit reserves and certain other matters.
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
Item 3 Quantitative and Qualitative Disclosures About Market Risk
For a discussion of Sterling’s market risks, see “Management’s Discussion and Analysis — Asset and Liability Management.”
Item 4 Controls and Procedures
Disclosure Controls and Procedures
Sterling’s management, with the participation of Sterling’s principal executive officer and principal financial officer, has evaluated the effectiveness of Sterling’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, Sterling’s principal executive officer and principal financial officer have concluded that, as of the end of such period, Sterling’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Sterling in the reports that it files or submits under the Exchange Act.
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
Item 1a Risk Factors
You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents Sterling’s repurchases of its common stock during the quarter ended March 31, 2008. Although Sterling does not maintain a repurchase plan or program, a limited number of shares of Sterling’s common stock were repurchased in connection with the administration of Sterling’s stock-based compensation plans. Upon repurchase, Sterling cancelled the shares.

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Share (or	Dollar Value) of
	(a) Total		Units) Purchased	Shares (or Units)
	Number of		as Part of	that May Yest Be
	Shares (or	(b) Average	Publicly	Purchased Under
	Units)	Price Paid per	Announced Plans	the Plans of
Period	Purchased (1)	Share (or Unit)	or Programs	Programs
January 1, 2008 to January 31, 2008	991	$17.79	0	0

February 1, 2008 to February 29, 2008	0	$0.00	0	0

March 1, 2008 to March 31, 2008	0	$0.00	0	0

Total	991	$17.79	0	0

(1)	None of the 991 shares of the Company’s common stock purchased during the quarter ended March 31, 2008, were purchased through a publicly announced repurchase plan or program. The purchase was the result of the administration of an employee stock-based compensation plan.

STERLING FINANCIAL CORPORATION
PART II — Other Information
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

STERLING FINANCIAL CORPORATION
(Registrant)

May 7, 2008	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s registration statement on Form S-4 filed May 31, 2007, and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s current report on Form 8-K filed December 21, 2007, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-1