Form 10-Q
period 2008-06-30
STERLING FINANCIAL CORP /WA/
filed 2008-08-08
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File Number..... 0-20800
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 1, 2008
Common Stock ($1.00 par value)	52,065,358

STERLING FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I — Financial Information
Item 1 — Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$100	$10,042
Non-interest bearing and vault	180,641	184,436

Total cash and cash equivalents	180,741	194,478

Restricted cash	1,100	1,100
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	2,023,306	1,853,271
Held to maturity	180,185	132,793
Loans receivable, net	9,219,919	8,948,307
Loans held for sale ($73,859 at fair value as of June 30, 2008)	82,413	55,840
Accrued interest receivable	56,322	63,649
Real estate owned and other collateralized assets, net	22,998	11,075
Office properties and equipment, net	90,750	93,467
Bank-owned life insurance (“BOLI”)	154,714	150,825
Goodwill	451,323	453,136
Other intangible assets	29,175	31,627
Mortgage servicing rights, net	7,559	9,042
Prepaid expenses and other assets, net	199,205	151,165

Total assets	$12,699,710	$12,149,775

LIABILITIES:
Deposits	$7,987,831	$7,677,772
Advances from Federal Home Loan Bank (“FHLB”)	1,881,973	1,687,989
Securities sold subject to repurchase agreements and funds purchased	1,245,569	1,178,845
Other borrowings	248,274	273,015
Cashiers checks issued and payable	8,504	764
Borrowers’ reserves for taxes and insurance	2,969	1,765
Accrued interest payable	37,190	40,209
Accrued expenses and other liabilities	109,216	104,086

Total liabilities	11,521,526	10,964,445

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 100,000,000 shares authorized; 52,008,761 and 51,456,461 shares issued and outstanding	52,009	51,456
Additional paid-in capital	896,469	892,028
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $18,892 and $10,518	(32,215)	(17,967)
Retained earnings	261,921	259,813

Total shareholders’ equity	1,178,184	1,185,330

Total liabilities and shareholders’ equity	$12,699,710	$12,149,775

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Loans	$152,271	$172,825	$314,391	$325,588
MBS	25,586	19,356	50,085	39,824
Investments and cash equivalents	2,785	1,880	5,149	3,551

Total interest income	180,642	194,061	369,625	368,963

Interest expense:
Deposits	57,438	70,666	120,308	134,386
Short-term borrowings	9,408	9,730	12,839	19,405
Long-term borrowings	19,677	24,625	50,272	45,516

Total interest expense	86,523	105,021	183,419	199,307

Net interest income	94,119	89,040	186,206	169,656
Provision for losses on loans	(30,987)	(3,975)	(68,130)	(8,200)

Net interest income after provision for credit losses	63,132	85,065	118,076	161,456

Non-interest income:
Fees and service charges	16,012	13,694	30,163	25,886
Mortgage banking operations	8,227	9,807	14,425	18,665
Loan servicing fees	697	410	549	1,093
Real estate owned and other collateralized assets operations	(238)	(93)	(344)	(138)
BOLI	1,747	1,717	3,213	3,264
Other	(947)	(757)	(1,346)	(544)

Total non-interest income	25,498	24,778	46,660	48,226

Non-interest expenses	72,447	69,891	144,554	135,560

Income before income taxes	16,183	39,952	20,182	74,122
Income tax provision	(4,508)	(12,971)	(5,631)	(24,220)

Net income	$11,675	$26,981	$14,551	$49,902

Earnings per share — basic	$0.23	$0.53	$0.28	$1.03

Earnings per share — diluted	$0.23	$0.52	$0.28	$1.02

Weighted average shares outstanding — basic	51,687,600	51,189,438	51,606,966	48,230,619

Weighted average shares outstanding — diluted	51,883,549	51,699,098	51,837,108	48,776,780
See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$14,551	$49,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	68,130	8,200
Accretion of deferred gain on sale of branches	(404)	(352)
Net gain on sales of loans, investment securities and MBS	(10,370)	(11,460)
Stock based compensation	1,260	627
Excess tax benefit from stock based compensation	(830)	(1,336)
Stock issuances relating to 401(k) match	1,601	1,172
Other gains and losses	1,844	1,504
Increase in cash surrender value of BOLI	(3,213)	(3,264)
Depreciation and amortization	13,116	12,135
Change in:
Accrued interest receivable	7,327	2,123
Prepaid expenses and other assets	(36,870)	(6,957)
Cashiers checks issued and payable	7,740	(18,564)
Accrued interest payable	(3,019)	(2,221)
Accrued expenses and other liabilities	3,165	(4,580)
Proceeds from sales of loans originated for sale	598,665	676,063
Loans originated for sale	(588,218)	(667,682)

Net cash provided by operating activities	74,475	35,310

Cash flows from investing activities:
Change in restricted cash	0	25
Loans funded and purchased	(2,243,517)	(2,376,666)
Loan principal received	1,861,961	2,026,361
Proceeds from sales of other loans	(77)	97,114
Purchase of investment securities	(26,655)	(47,195)
Proceeds from maturities of investment securities	10,934	23,379
Proceeds from sale of investments	0	5,609
Net cash and cash equivalents acquired	0	92,419
Purchase of BOLI	(686)	0
Purchase of MBS	(384,349)	0
Principal payments on MBS	155,707	125,963
Purchase of office properties and equipment	(4,536)	(7,202)
Sales of office properties and equipment	300	2,792
Improvements and other changes to real estate owned	(661)	(9)
Proceeds from sales and liquidation of real estate owned	3,028	106

Net cash provided by (used in) investing activities	(628,551)	(57,304)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$(31,044)	$151,234
Proceeds from issuance of time deposits	2,487,222	1,547,770
Payments for maturing time deposits	(2,263,734)	(1,939,136)
Interest credited to deposits	117,615	119,812
Advances from FHLB	779,750	1,232,744
Repayment of advances from FHLB	(585,457)	(1,213,095)
Net change in securities sold subject to repurchase agreements and funds purchased	66,724	128,549
Net proceeds from other borrowings	0	23,000
Repayment of other borrowings	(24,000)	(13,403)
Proceeds from exercise of stock options	1,303	3,070
Excess tax benefit from stock based compensation	830	1,336
Cash dividends paid to shareholders	(10,074)	(7,246)
Other	1,204	70

Net cash provided by (used in) financing activities	540,339	34,705

Net change in cash and cash equivalents	(13,737)	12,711
Cash and cash equivalents, beginning of period	194,478	178,565

Cash and cash equivalents, end of period	$180,741	$191,276

Supplemental disclosures:
Cash paid during the period for:
Interest	$186,438	$199,555
Income taxes	12,784	28,427

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	14,290	57
Common stock issued upon business combination	0	302,754
Common stock cash dividends accrued	5,188	4,374
Deferred gain on sale of branches	0	804
See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Net income	$11,675	$26,981	$14,551	$49,902

Other comprehensive income:
Change in unrealized losses on investment securities and MBS available-for-sale	(34,325)	(25,686)	(22,622)	(18,461)
Less deferred income taxes	12,701	9,507	8,374	6,837

Net other comprehensive income	(21,624)	(16,179)	(14,248)	(11,624)

Comprehensive income	$(9,949)	$10,802	$303	$38,278

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
In addition to other established accounting polices, the following is a discussion of recent accounting pronouncements:
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. Both FAS 157 and 159 became effective for Sterling as of January 1, 2008. See Note 9 for a discussion of their impact. Sterling applied FAS 159 to its loans held for sale in order to match changes in the value of the loans with the value of their economic hedges without having to apply complex hedge accounting.
In November 2007, the SEC issued Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for Sterling as of January 1, 2008.
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FAS 133. FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for Sterling as of December 31, 2008. Sterling is currently evaluating the impact of FAS 161.

2. Allowance for Credit Losses:
The following is an analysis of the changes in the allowances for credit losses (in thousands):

	Six Months Ended June 30,
	2008	2007
Allowance for credit losses
Allowance — loans, January 1	$111,026	$77,849
Allowance for losses on loans acquired	0	15,029
Provision	68,131	8,200
Amounts written off	(17,466)	(1,984)
Recoveries	639	481
Transfers	38	59

Allowance — loans, June 30	162,368	99,634

Allowance — unfunded commitments, January 1	6,306	5,840
Acquired	0	266
Provision	53	0
Transfers	(38)	(59)

Allowance — unfunded commitments, June 30	6,321	6,047

Total credit allowance	$168,689	$105,681

Sterling recorded a provision for credit losses of $68.1 million and $8.2 million for the six months ended June 30, 2008 and 2007, respectively. The increase in the provision for credit losses was in response to an increase in the level of classified loans. Recently, Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans due to declining market values and weakness in housing sales in certain of its markets.
3. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Junior subordinated debentures	$245,274	$270,015
Other	3,000	3,000

Total other borrowings	$248,274	$273,015

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

Details of the Trust Preferred Securities are as follows:

		Maturity					Amount (in
Subsidiary Issuer	Issue Date	Date	Call Date	Rate at June 30, 2008			Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	4.10%		$46,392

Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	4.41		51,547

Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	4.30		56,702

Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	4.58		10,310

Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	5.98		10,310

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	6.06		20,619

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	5.83		10,310

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	6.12		14,433

Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	5.96		9,472

Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	6.94		15,179

					4.91	%*	$245,274

*	Weighted average rate
On January 25, 2008, Sterling redeemed $24.0 million of Trust Preferred Securities that carried a 10.25% fixed-rate coupon. In April 2008, Sterling renewed its revolving credit agreement with Wells Fargo Bank, N.A. through April 30, 2009, in the amount of $10.0 million. Amounts drawn on this line of credit bear interest at either 1.5% above LIBOR, or 1% below the prime rate, at Sterling’s election, and are collateralized by the stock of Golf Savings Bank. As of June 30, 2008, no amounts were drawn on this line of credit.

4. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations.

	Three Months Ended June 30,
	2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$11,675	51,687,600	$0.23	$26,981	51,189,438	$0.53

Effect of dilutive securities:
Common stock options and restricted shares	0	195,949	0.00	0	509,660	(0.01)

Diluted computations	$11,675	51,883,549	$0.23	$26,981	51,699,098	$0.52

Antidilutive options not included in diluted earnings per share		1,719,222			307,945

	Six Months Ended June 30,
	2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$14,551	51,606,966	$0.28	$49,902	48,230,619	$1.03

Effect of dilutive securities:
Common stock options and restricted shares	0	230,142	0.00	0	546,161	(0.01)

Diluted computations	$14,551	51,837,108	$0.28	$49,902	48,776,780	$1.02

Antidilutive options not included in diluted earnings per share		1,697,470			254,613

5. Non-Interest Expenses:
The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Employee compensation and benefits	$41,133	$39,163	$82,023	$77,234
Occupancy and equipment	10,693	11,681	22,225	22,148
Data processing	5,168	4,176	10,487	8,373
Depreciation	3,507	3,341	7,071	6,536
Advertising	3,019	3,279	5,817	5,956
Insurance	1,926	513	3,638	908
Travel and entertainment	1,781	2,133	3,446	3,641
Amortization of core deposit intangibles	1,226	1,226	2,452	2,267
Legal and accounting	723	547	1,536	1,223
Goodwill litigation costs	105	1,132	255	1,312
Merger and acquisition costs	157	413	182	844
Other	3,009	2,287	5,422	5,118

Total	$72,447	$69,891	$144,554	$135,560

6. Segment Information:
For purposes of measuring and reporting financial results, Sterling is divided into five business segments:
•	The Community Banking segment provides traditional bank services through the retail and commercial banking groups of Sterling’s subsidiary, Sterling Savings Bank.
•	The Residential Construction Lending segment originates and services loans through the real estate division of Sterling’s subsidiary, Sterling Savings Bank.
•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling’s subsidiary, Golf Savings Bank.
•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company (“INTERVEST”).
•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.
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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended June 30, 2008
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$139,452	$28,084	$8,023	$4,890	$193	$180,642
Interest expense	(63,474)	(15,586)	(4,559)	0	(2,904)	(86,523)

Net interest income (expense)	75,978	12,498	3,464	4,890	(2,711)	94,119
Provision for loan losses	(15,709)	(13,641)	(1,637)	0	0	(30,987)
Noninterest income	18,625	1,173	7,155	905	(2,360)	25,498
Noninterest expense	(59,160)	(2,965)	(6,817)	(2,395)	(1,110)	(72,447)

Income before income taxes	$19,734	$(2,935)	$2,165	$3,400	$(6,181)	$16,183

Total assets	$10,475,295	$1,759,429	$500,402	$10,044	(45,460)	$12,699,710

	As of and for the Three Months Ended June 30, 2007
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$141,225	$45,179	$5,448	$2,044	$165	$194,061
Interest expense	(71,983)	(24,967)	(3,377)	0	(4,694)	(105,021)

Net interest income (expense)	69,242	20,212	2,071	2,044	(4,529)	89,040
Provision for loan losses	2,226	(6,126)	(75)	0	0	(3,975)
Noninterest income	20,977	2,013	5,613	1,967	(5,792)	24,778
Noninterest expense	(56,261)	(2,206)	(7,841)	(2,417)	(1,166)	(69,891)

Income before income taxes	$36,184	$13,893	$(232)	$1,594	$(11,487)	$39,952

Total assets	$9,582,395	$1,615,945	$346,601	$8,984	$(90,278)	$11,463,647

	As of and for the Six Months Ended June 30, 2008
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$284,102	$61,102	$16,170	$7,924	$327	$369,625
Interest expense	(132,410)	(34,747)	(9,360)	0	(6,902)	(183,419)

Net interest income (expense)	151,692	26,355	6,810	7,924	(6,575)	186,206
Provision for loan losses	(28,794)	(37,256)	(2,080)	0	0	(68,130)
Noninterest income	33,999	2,158	12,120	1,923	(3,540)	46,660
Noninterest expense	(118,253)	(5,902)	(13,264)	(4,830)	(2,305)	(144,554)

Income before income taxes	$38,644	$(14,645)	$3,586	$5,017	$(12,420)	$20,182

Total assets	$10,475,295	$1,759,429	$500,402	$$10,044	(45,460)	$12,699,710

	As of and for the Six Months Ended June 30, 2007
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$268,378	$86,346	$9,990	$4,235	$14	$368,963
Interest expense	(135,926)	(48,275)	(6,251)	0	(8,855)	(199,307)

Net interest income (expense)	132,452	38,071	3,739	4,235	(8,841)	169,656
Provision for loan losses	(1,746)	(6,304)	(150)	0	0	(8,200)
Noninterest income	39,833	3,751	11,133	4,174	(10,665)	48,226
Noninterest expense	(108,030)	(4,698)	(15,627)	(5,329)	(1,876)	(135,560)

Income before income taxes	$62,509	$30,820	$(905)	$3,080	$(21,382)	$74,122

Total assets	$9,582,395	$1,615,945	$346,601	$8,984	$(90,278)	$11,463,647

7. Stock Based Compensation:
The following is a summary of stock option and restricted stock activity during the six months ended June 30, 2008:

	Stock Options		Restricted Stock
		Weighted
		Average		Weighted
		Exercise		Average
	Number	Price	Number	Grant Price
Balance, January 1, 2008	2,067,401	$21.13	85,000	$33.17
Granted	251,000	17.79	182,000	17.79
Exercised / vested	(224,973)	5.79	(21,250)	33.17
Cancelled / expired	(72,736)	22.45	0	0.00

Outstanding, June 30, 2008	2,020,692	$22.40	245,750	$21.78

Exercisable, June 30, 2008	1,525,942	$21.52

At June 30, 2008, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 4.8 years and ($36.9) million, respectively, and exercisable was 4.5 years and ($26.5) million, respectively, and at December 31, 2007, was 4.6 years and ($9.0) million, respectively, and 4.3 years and ($3.7) million, respectively. As of June 30, 2008, a total of 1,578,249 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2008 have four year vesting schedules. During the six months ended June 30, 2008 and 2007, the intrinsic value of options exercised were $2.5 million and $5.0 million, respectively, and fair value of options granted were $1.1 million and $3.2 million, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Six Months Ended
	June 30,
	2008	2007
Expected volatility	30%	28% - 29%
Expected term (in years)	4.3	4.7 - 6.0
Expected dividend yield	2.14%	0.90% - 1.10%
Risk free interest rate	2.93%	4.65% - 4.81%
     Stock based compensation expense recognized during the periods presented was as follows:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$570	$334
Restricted stock	690	293

Total	$1,260	$627

As of June 30, 2008, unrecognized equity compensation expense totaled $7.9 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 3.6 years.

8. Derivatives and Hedging:
As part of its mortgage banking activities, Sterling issues interest rate lock commitments to prospective borrowers on residential mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs.  For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to interest rate lock commitments, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments and loan delivery commitments to investors are off balance sheet commitments that are considered to be derivatives. As of June 30, 2008, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $35.1 million, and held offsetting forward sale agreements on MBS valued at $28.4 million. As of December 31, 2007, Sterling did not have any loans subject to interest rate lock commitments under mandatory delivery programs. As of June 30, 2008 and December 31, 2007, Sterling had entered into best efforts forward commitments to sell $113.6 million and $41.3 million of mortgage loans, respectively.
Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of June 30, 2008 and December 31, 2007, were $2.3 million and $1.6 million, respectively.
9. Fair Value:
On January 1, 2008, Sterling adopted FAS 159, which gives companies the option of carrying their financial assets and liabilities at fair value and can be implemented on all or individually selected financial instruments. Effective January 1, 2008, Sterling elected to apply FAS 159 on newly originated loans held for sale under mandatory delivery programs. After analyzing the effects of FAS 159 on held for sale loans, Sterling elected to apply FAS 159 to all newly originated held for sale loans effective April 1, 2008. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. There was no transition adjustment upon adoption.
On January 1, 2008, FAS 157 became effective for Sterling. This standard establishes a framework for defining and measuring fair value. The standard requires that one of three valuation methods be used to determine fair market value: the market approach, the income approach or the cost approach. To increase consistency and comparability in fair value measurements and related disclosures, the standard also creates a fair value hierarchy to prioritize the inputs to these valuation methods into the following three levels:
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2008	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities and mortgage-backed securities available for sale	$2,023,306	$0	$2,023,306	$0
Loans held for sale	73,859	0	73,859	0
Other assets — derivatives	3,069	0	819	2,250

Total assets	$2,100,234	$0	$2,097,984	$2,250

Other liabilities — derivatives	$2,312	$0	$62	$2,250

Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value under FAS 159 was $1.0 million as of June 30, 2008. Changes in fair value relating to these loans were included in earnings as follows:

Six Months Ended
June 30, 2008
(Dollars in thousands)
Mortgage banking operations	$1,010
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

					Losses During
					the Six Months
	Total Carrying				Ended June 30,
	Value	Level 1	Level 2	Level 3	2008
	(Dollars in thousands)
Loans	$74,141	$0	$74,141	$0	$(36,763)
Mortgage servicing rights	3,558	0	3,558	0	(503)
Real estate owned	12,898	0	12,898	0	(4,047)
The loan loss disclosed above represents the amount of the specific reserve that was allocated to impaired loans during the period, and is included in the provision for credit losses. Mortgage servicing rights were written down mainly due to an acceleration of mortgage prepayments. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a nonrecurring basis. The real estate owned charge during the period represents the writedowns taken at foreclosure that were charged to the general loan loss allowance.

10. Cash Dividends:
The following table presents the amount of dividends paid during the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Total amount	$5,186	$4,093	$10,075	$7,251
Per share amount	0.100	0.080	0.195	0.155
Payout ratio	45%	15%	69%	15%
On July 11, 2008, Sterling paid a quarterly cash dividend of $0.10 per share of common stock to shareholders of record as of June 30, 2008.
11. Goodwill Lawsuit:
In April 2008, the U.S. Government appealed the U.S. Court of Federal Claim’s February 19, 2008 ruling that awarded damages to Sterling in the amount of $1.05 million resulting from Sterling’s lawsuit against the U.S. Government for breach of contract with respect to the loss of goodwill treatment and other matters relating to Sterling’s past acquisitions of troubled thrift institutions. Sterling has filed a notice of cross appeal. The U.S. Government and Sterling have jointly requested that the court assign a mediator to resolve the dispute.

PART I – Financial Information (continued)
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
STERLING FINANCIAL CORPORATION
June 30, 2008
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
General
Sterling Financial Corporation (“Sterling”) is a bank holding company, organized under the laws of Washington in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiary of Sterling Savings Bank is INTERVEST-Mortgage Investment Company (“INTERVEST”). During 2008, the operations of Sterling Savings Bank’s subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank’s subsidiary, Harbor Financial Services, Inc., were moved into the wealth management department of Sterling Savings Bank. Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.
Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.70 billion in total assets as of June 30, 2008, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 179 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Sterling Savings Bank residential loan production offices, and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through wealth management representatives located throughout Sterling’s financial service center network.
Sterling continues to implement its strategy to become the leading community bank in the western United States by increasing its commercial and consumer customer relationships that can provide a wider variety of lending opportunities, as well as increasing its commercial and retail deposits, particularly transaction accounts. Such loans generally involve a higher degree of risk than financing residential real estate. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations. The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Washington State Department of Financial Institutions.

Executive Summary and Highlights
Sterling’s earnings per share and performance ratios for 2008 were impacted by Sterling recording a credit provision that was higher than the provision recorded during 2007. During the first six months of 2008, Sterling has recorded a $68.1 million provision for credit losses compared with $8.2 million for the same period a year ago. This increase stems from higher levels of non-performing and classified assets, as disruptions in the financial and real estate markets have resulted in the exhaustion of liquidity reserves for some of Sterling’s borrowers. As of June 30, 2008, non-performing assets were $303.4 million versus $135.2 million at December 31, 2007, and $33.4 million at June 30, 2007. Sterling’s capital and liquidity sources remain strong, as well as the performance of its retail and commercial banking groups. Net interest income for the first half of 2008 was $186.2 million, versus $169.7 million for the six months ended June 30, 2007.
Highlights at June 30, 2008 as compared to June 30, 2007 were as follows:
•	Capital ratios remain above “well-capitalized” levels.

•	Net interest income rose 6% to $94.1 million.

•	Fees and service charge income grew 17% to $16.0 million.

•	Total deposits gained 5% to a record $7.99 billion.

•	Quarterly cash dividend was maintained at $0.10 per share.

•	Tangible book value per share increased 9% to $13.41.
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
While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. While Sterling did not participate in the lending practices that led up to the credit crisis, the effects of the current economic slow down has resulted in an increase in delinquencies and nonperforming assets in Sterling’s residential construction portfolio. A further slowdown in economic activity could have additional adverse affects on cash flows for both commercial and individual borrowers, which may result in further increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at June 30, 2008.

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
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the period ended June 30, 2008, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
Due to the impact of market volatility on Sterling’s market capitalization as compared to its GAAP basis equity, Sterling is analyzing the value of goodwill related to its acquisitions to determine whether the value of goodwill has been impaired. Sterling anticipates that the analysis will be completed by the end of the third quarter. There are many assumptions and estimates underlying the determination of impairment. Future events could cause management to conclude that Sterling’s goodwill or other intangible assets are impaired, which would result in Sterling recording an impairment loss. Any resulting impairment loss could have a material adverse impact on Sterling’s financial condition and results of operations.
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
Loans Held for Sale. On January 1, 2008, Sterling adopted the fair value election available under FAS 159 for newly originated loans held for sale under mandatory delivery programs. Effective April 1, 2008 Sterling expanded its adoption of FAS 159 to all newly originated loans held for sale. The fair value election was made to match changes in the value of these loans with the value of their economic hedges without having to apply complex hedge accounting. Loan origination fees, costs and servicing rights are recognized as part of the loan value at origination. This value is based on quoted prices for similar instruments in both active and inactive markets, therefore, these loans are classified as level 2.
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
Results of Operations
Overview. Sterling recorded net income of $11.7 million, or $0.23 per diluted share, for the three months ended June 30, 2008, compared with net income of $27.0 million, or $0.52 per diluted share, for the three months ended June 30, 2007. Net income for the six months ended June 30, 2008 was $14.6 million, or $0.28 per diluted share, compared to $49.9 million, or $1.02 for the same period in 2007. The annualized return on average assets was 0.37% and 0.94% for the three months ended June 30, 2008 and 2007, respectively. The annualized return on average equity was 3.9% and 9.6% for the three months ended June 30, 2008 and 2007, respectively. The year over year decrease in net income and performance ratios primarily reflected an increased credit provision in response to an increase in the level of classified loans, particularly in the residential construction portfolio.
Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended June 30, 2008 and 2007, net interest income was $94.1 million and $89.0 million, respectively, an increase of 6%. Net interest income for the six months ended June 30, 2008 increased 10% to $186.2 million from $169.7 million for the six months ended June 30, 2007. The increase in net interest income from the growth in loan balances was partly offset by a decrease in net interest margin, which resulted from the yield on Sterling’s earning assets declining faster than the cost of deposits and borrowings, and an increase in nonperforming loans.
Changes in Sterling’s net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume – changes in volume multiplied by comparative period rate;
•	Rate – changes in rate multiplied by comparative period volume; and
•	Rate/volume – changes in rate multiplied by changes in volume.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008 vs. 2007				2008 vs. 2007
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Rate/volume analysis:	(Dollars in thousands)
Interest income:
Loans	$15,572	$(32,631)	$(3,489)	$(20,548)	$47,379	$(51,886)	$(6,660)	$(11,167)
MBS	5,069	961	200	6,230	8,178	1,637	446	10,261
Investments and cash equivalents	882	250	83	1,215	1,293	699	206	2,198

Total interest income	21,523	(31,420)	(3,206)	(13,103)	56,850	(49,550)	(6,008)	1,292

Interest expense:
Deposits	6,071	(17,702)	(1,597)	(13,228)	14,123	(25,874)	(2,327)	(14,078)
Borrowings	9,804	(11,647)	(3,427)	(5,270)	22,765	(18,341)	(6,234)	(1,810)

Total interest expense	15,875	(29,349)	(5,024)	(18,498)	36,888	(44,215)	(8,561)	(15,888)

Changes in net interest income	$5,648	$(2,071)	$1,818	$5,395	$19,962	$(5,335)	$2,553	$17,180

Net interest margin for each of the last five quarters was as follows:

Tax Equivalent
Three Months Ended	Net Interest Margin
June 30, 2008	3.23%
March 31, 2008	3.24%
December 31, 2007	3.34%
September 30, 2007	3.50%
June 30, 2007	3.41%
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
Sterling recorded provisions for losses on loans of $31.0 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively, and $68.1 million and $8.2 million for the six months ended June 30, 2008 and 2007, respectively. Sterling has increased its provision for credit losses in response to an increase in the level of classified loans, particularly in the residential construction portfolio, and an assessment of the other relevant factors mentioned in the preceding paragraph.

The following table summarizes the allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Allowance — loans, January 1	$111,026	$77,849
Acquired	0	15,029
Provision	68,131	8,200
Charge offs, net of recoveries	(16,827)	(1,503)
Transfers	38	59

Allowance — loans, June 30	162,368	99,634

Allowance — unfunded commitments, January 1	6,306	5,840
Acquired	0	266
Provision	53	0
Transfers	(38)	(59)

Allowance — unfunded commitments, June 30	6,321	6,047

Total credit allowance	$168,689	$105,681

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
At June 30, 2008, Sterling’s total classified assets were 3.92% of total assets, compared with 0.83% of total assets at June 30, 2007. Nonperforming assets, a subset of classified assets, were 2.07% of total assets at June 30, 2008, compared with 0.27% of total assets at June 30, 2007. At June 30, 2008, the delinquency ratio for loans 60 days past due was 3.07% of total loans compared to 0.33% of total loans at June 30, 2007. Recently, Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans due to declining market values and weakness in housing sales in certain of its markets. Sterling’s commercial banking and commercial real estate portfolios continue to perform in line with expectations. Sterling’s consumer portfolio is stable although there has been an increase in auto loan delinquencies primarily with borrowers who are working in the construction industry.
The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	June 30,
	2008	2007
	(Dollars in thousands)
Past due 90 days	$0	$803
Nonaccrual loans	280,260	28,565
Restructured loans	149	0

Total nonperforming loans	280,409	29,368
Real estate owned	22,998	4,012

Total nonperforming assets	303,407	33,380
Specific reserves	(40,597)	(2,947)

Net nonperforming assets	$262,810	$30,433

The following table describes non-performing assets by asset type at the dates indicated:

	June 30,
	2008	2007
	(Dollars in thousands)
Residential real estate	$10,121	$1,358
Multifamily real estate	2,197	8,765
Commercial real estate	4,838	6,152
Construction	253,170	9,401
Consumer — direct	3,053	1,454
Consumer — indirect	956	258
Commercial banking	29,072	5,992

Total nonperforming assets	$303,407	$33,380

Nonperforming assets presented above are gross of their applicable specific loan loss reserve. Residential construction loans continue to be the primary driver of non-performing assets, representing $240.9 million, or 79% of all non-performing assets. The Puget Sound region is our largest market, representing 39% of residential construction loans commitments, which total approximately $1 billion. The non-performing loans related to this market segment amount to $31.0 million, or 3% of the outstanding commitments. Early in this cycle, three regions containing stressed residential construction assets were identified: Boise, Idaho, Southern California, and Bend, Oregon. During the three months ended June 30, 2008, Sterling’s credit-quality trends in Boise and Bend appeared to be stabilizing. Southern California experienced a decline in credit quality reflecting one borrower with two acquisition and development loans entering non-accrual status. Last quarter, Portland, Oregon, and Utah were identified as additional regions with distressed assets. Both regions experienced a decline of credit quality during the quarter. The following table presents residential construction nonperforming assets by market over the past few quarters:

	June 30, 2008		March 31, 2008		December 31, 2007
			(Dollars in thousands)
Residential construction
Portland, OR	$46,101	15%	$7,567	3%	$501	0%
Southern California	40,085	13%	28,032	13%	23,614	17%
Utah	36,179	12%	15,372	7%	3,603	3%
Boise, ID	34,939	12%	37,338	17%	32,728	24%
Puget Sound	30,986	10%	23,356	10%	12,442	9%
Vancouver, WA	19,854	7%	19,943	9%	2,103	2%
Bend, OR	19,695	6%	20,927	9%	18,500	15%
Other	13,061	4%	15,985	8%	7,309	5%

Total residential construction	240,900	79%	168,520	76%	100,800	75%
Other loan categories	62,507	21%	54,564	24%	34,415	25%

Total gross nonperforming assets	303,407	100%	223,084	100%	135,215	100%

Specific reserves	(40,597)		(19,084)		(8,678)

Total net nonperforming assets	$262,810		$204,000		$126,537

Sterling’s credit administration team has taken a disciplined approach towards risk evaluation. Classified assets, which include non-performing assets, increased to $497.5 million from $402.8 million at March 31, 2008, $234.3 million at December 31, 2007, and $95.0 million at June 30, 2007. The increase in classified assets was heavily influenced by the stress in the residential construction portfolio.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Fees and service charges	$16,012	$13,694	$30,163	$25,886
Mortgage banking operations	8,227	9,807	14,425	18,665
Bank-owned life insurance	1,747	1,717	3,213	3,264
Loan servicing fees	697	410	549	1,093
Real estate owned operations	(238)	(93)	(344)	(138)
Other	(947)	(757)	(1,346)	(544)

Total	$25,498	$24,778	$46,660	$48,226

Fees and service charge income increased 17% for both the three and six months ended June 30, 2008, as compared to the comparable 2007 periods, reflecting increases in analyzed account fees, loan-related fees, transaction fees, financial services commissions, and fees from Sterling’s Balance Shield program. The total number of transaction accounts for the second quarter of 2008 grew 3% over the second quarter of 2007 and was up 3%, on an annualized basis, from the first quarter of 2008. Income from mortgage banking for the three and six months ended June 30, 2008 as compared to 2007 was lower as a result of a decrease in brokered fee income and gains on loan sales.
The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Originations of residential mortgage loans	$376,122	$454,921	$787,238	$799,539
Originations of commercial real estate loans	118,400	1,200	182,917	12,410
Sales of residential mortgage loans	376,952	359,903	712,462	732,211
Sales of commercial real estate loans	0	22,577	2,993	29,503
Principal balances of residential loans serviced for others	538,116	636,598	538,116	636,598
Principal balances of commercial real estate loans serviced for others	1,763,479	1,796,859	1,763,479	1,796,859

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Employee compensation and benefits	$41,133	$39,163	$82,023	$77,234
Occupancy and equipment	10,693	11,681	22,225	22,148
Data processing	5,168	4,176	10,487	8,373
Depreciation	3,507	3,341	7,071	6,536
Advertising	3,019	3,279	5,817	5,956
Insurance	1,926	513	3,638	908
Travel and entertainment	1,781	2,133	3,446	3,641
Amortization of core deposit intangibles	1,226	1,226	2,452	2,267
Legal and accounting	723	547	1,536	1,223
Goodwill litigation costs	105	1,132	255	1,312
Merger and acquisition costs	157	413	182	844
Other	3,009	2,287	5,422	5,118

Total	$72,447	$69,891	$144,554	$135,560

The increase in non-interest expenses during 2008 compared with 2007 primarily reflects overall company growth.
Income Tax Provision. Sterling recorded federal and state income tax provisions of $4.5 million and $13.0 million for the three months ended June 30, 2008 and 2007, respectively, and $5.6 million and $24.2 million for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate for the three months comparative period was 27.9% and 32.5%, respectively, and 27.9% and 32.7%, respectively, for the six month comparative period. The decrease in the effective tax rate primarily reflects the proportional increase in tax exempt income and tax credits as a percent of taxable income.

Financial Position
Assets. At June 30, 2008, Sterling’s assets were $12.70 billion, up $549.9 million from $12.15 billion at December 31, 2007. This growth was mainly a result of increases in the loan portfolio through originations and increases in the investment and MBS portfolio through purchases.
Investment Securities and MBS. Sterling’s investment and MBS portfolio at June 30, 2008 was $2.20 billion, an increase of $217.4 million from the December 31, 2007 balance of $1.99 billion. The increase was due to purchases exceeding principal repayments and maturities. On June 30, 2008, the investment and MBS portfolio had an unrealized loss of $51.1 million versus an unrealized loss of $28.4 million at December 31, 2007, with the decline in market value due to fluctuations in interest rates and the yield curve.
Loans Receivable. At June 30, 2008, net loans receivable were $9.22 billion, up $271.6 million from $8.95 billion at December 31, 2007. The increase was due to loan originations during the period.
The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
		(Dollars in thousands)
Residential real estate	$798,408	8.5	$703,826	7.8
Multifamily real estate	445,298	4.7	389,388	4.3
Commercial real estate	1,321,895	14.1	1,223,036	13.5
Construction	2,911,847	31.0	2,944,911	32.4
Consumer — direct	842,713	9.0	798,519	8.8
Consumer — indirect	398,219	4.2	376,937	4.1
Commercial banking	2,677,479	28.5	2,639,196	29.1

Gross loans receivable	9,395,859	100.0	9,075,813	100.0

Net deferred origination fees	(13,572)		(16,480)
Allowance for losses on loans	(162,368)		(111,026)

Loans receivable, net	$9,219,919		$8,948,307

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Residential real estate	$376,122	$454,921	$787,238	$799,539
Multifamily real estate	70,516	4,650	111,902	4,650
Commercial real estate	118,400	1,200	182,917	12,410
Construction	158,164	735,552	422,445	1,270,372
Consumer — direct	124,032	113,321	205,635	176,889
Consumer — indirect	43,742	57,013	115,423	121,925
Commercial banking	169,836	339,077	318,521	598,279

Total loans originated	$1,060,812	$1,705,734	$2,144,081	$2,984,064

Sterling’s bankers are focused on maintaining and developing high-quality commercial and consumer customer relationships to build a more diverse loan portfolio that mitigates the reduction in originations and runoff of residential construction loans.
Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
		(Dollars in thousands)
Interest-bearing checking	$444,888	5.6	$469,428	6.1
Noninterest-bearing checking	896,671	11.2	898,606	11.7
Savings and money market demand accounts	2,178,826	27.3	2,156,808	28.1
Time deposits	4,467,446	55.9	4,152,930	54.1

Total deposits	$7,987,831	100.0	$7,677,772	100.0

Deposit growth was primarily in time deposits, and savings and money market demand accounts, reflecting the shifting of funds by Sterling’s customers from floating rate to fixed rate depository accounts, and the development of new customer relationships.
Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the six months ended June 30, 2008, these funding sources increased a total of $236.0 million, with advances from the FHLB representing 82% of the increase, with the remaining increase in borrowings coming from reverse repurchase agreements and federal funds purchased.
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
Sterling’s Asset/Liability Committee (“ALCO”) manages Sterling’s interest-rate risk based on interest rate expectations and other factors within policies and practices approved by the Board of Directors. The principal objective of Sterling’s asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating Sterling’s funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity (“EVE”) simulation.
The difference between a financial institution’s interest rate sensitive assets (i.e., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the specific time period) is commonly referred to as its “interest rate sensitivity gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. Sterling was “asset sensitive” during the second quarter of 2008, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings.
ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of June 30, 2008 and December 31, 2007 are included in the following table:

		December
Change in	June 30, 2008	31, 2007
Interest Rate in	% Change In	% Change in
Basis Points	Net Interest	Net Interest
(Rate Shock)	Income	Income
+200	1.2	(0.1)
+100	0.7	0.1
Static	0.0	0.0
-100	(0.9)	(1.5)
ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at June 30, 2008 and December 31, 2007 are included in the following table:

	At June 30,	At December
Change in	2008	31, 2007
Interest Rate in	%	%
Basis Points	Change	Change
(Rate Shock)	in EVE	in EVE
+200	(5.3)	(4.9)
+100	0.4	(1.6)
Static	0.0	0.0
-100	(6.0)	(4.3)

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of June 30, 2008, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.
Liquidity and Capital Resources
Sterling’s primary sources of funds are borrowings in the form of customer deposits and wholesale funds from commercial banks, the FHLB, and the Federal Reserve Bank (“FRB”), the collection of principal and interest primarily from loans, as well as from mortgage backed securities, and the sale of loans into the secondary market primarily as a function of Sterling’s mortgage banking activities.
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
Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans or purchasing assets such as MBS and investment securities. These borrowings include advances from the FHLB, reverse repurchase agreements, primary credits and term auction facilities from the FRB, and federal funds purchased. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At June 30, 2008, these credit lines represented a total borrowing capacity of $2.62 billion, of which $879.4 million was available. At June 30, 2008, Sterling had $1.16 billion in outstanding borrowings under reverse repurchase agreements and had securities available for additional secured borrowings of approximately $372.6 million. The structure of reverse repurchase agreements is to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. At June 30, 2008, Sterling also had $87.2 million of federal funds purchased, which are short term borrowings from correspondent banks and the Federal Reserve. As of June 30, 2008, Sterling had access to over $2.3 billion of additional liquidity through commercial banks, the Federal Reserve and available securities. During the first quarter of 2008, in an effort to increase liquidity in the banking system, the Federal Reserve lowered the rate of borrowings from its discount window to 25 basis points above the federal funds target rate, lengthened the term of these borrowings, and broadened the range of collateral that it was willing to accept. Sterling has utilized this source of funds to the extent that these funds are more competitive than other sources.
Sterling, on a parent company-only basis, had cash of approximately $9.4 million and $33.7 million at June 30, 2008 and December 31, 2007, respectively, with additional funds available on a line of credit from Wells Fargo Bank, N.A. As of June 30, 2008, no amount was drawn on this line. In April 2008, this line of credit was renewed for one year in the amount of $10.0 million. At both June 30, 2008 and December 31, 2007, Sterling had an investment of $175.1 million in the preferred stock of Sterling Savings Bank. At June 30, 2008 and December 31, 2007, Sterling had an investment in the common stock of Sterling Savings Bank of $865.8 million, and in Golf Savings Bank of $35.7 million and $31.7 million, respectively. Sterling received cash dividends from Sterling Savings Bank of $19.0 million and $13.0 million during the six months ended June 30, 2008 and 2007, respectively. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt and the payment of dividends. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

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
As of both June 30, 2008 and December 31, 2007, the reserve for unfunded commitments was $6.3 million. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.
As part of its mortgage banking activities, Sterling issues interest rate lock commitments to prospective borrowers on residential mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs.  For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to interest rate lock commitments, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments and loan delivery commitments to investors are off balance sheet commitments that are considered to be derivatives. As of June 30, 2008, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $35.1 million, and held offsetting forward sale agreements on MBS valued at $28.4 million. As of December 31, 2007, Sterling did not have any loans subject to interest rate lock commitments under mandatory delivery programs. As of June 30, 2008 and December 31, 2007, Sterling had entered into best efforts forward commitments to sell $113.6 million and $41.3 million of mortgage loans, respectively.
Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of June 30, 2008 and December 31, 2007, were $2.3 million and $1.6 million, respectively.

Capital
Sterling’s total shareholders’ equity decreased $7.1 million during the six months ended June 30, 2008 from $1.19 billion at December 31, 2007, as the increase in the holding loss on the mortgage backed securities portfolio outpaced additions to equity from earnings retention and the administration of certain employee benefits.
At June 30, 2008 and December 31, 2007, Sterling had an unrealized loss of $51.1 million and $28.4 million, respectively, on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods. Shareholders’ equity was 9.3% of total assets at June 30, 2008 compared with 9.8% at December 31, 2007.
Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, subject to certain limitations.
Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2008, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at June 30, 2008:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$489,342	4.0%	$611,677	5.0%	$978,022	8.0%
Sterling Savings Bank	470,237	4.0%	587,797	5.0%	938,653	8.0%
Golf Savings Bank	18,729	4.0%	23,411	5.0%	33,364	7.1%
Tier 1 (to risk-weighted assets)
Sterling	408,942	4.0%	613,414	6.0%	978,022	9.6%
Sterling Savings Bank	397,802	4.0%	596,702	6.0%	938,653	9.4%
Golf Savings Bank	12,045	4.0%	18,068	6.0%	33,364	11.1%
Total (to risk-weighted assets)
Sterling	817,885	8.0%	1,022,356	10.0%	1,109,321	10.9%
Sterling Savings Bank	795,603	8.0%	994,504	10.0%	1,066,471	10.7%
Golf Savings Bank	24,090	8.0%	30,113	10.0%	36,813	12.2%
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

In April 2008, the U.S. Government appealed the Court’s ruling. Sterling has filed a notice of cross appeal. The U.S. Government and Sterling have jointly requested that the court assign a mediator to resolve the dispute.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. Both FAS 157 and 159 became effective for Sterling as of January 1, 2008. See Note 9 for a discussion of their impact. Sterling applied FAS 159 to its loans held for sale in order to match changes in the value of the loans with the value of their economic hedges without having to apply complex hedge accounting.
In November 2007, the SEC issued Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for Sterling as of January 1, 2008.
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FAS 133. FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for Sterling as of December 31, 2008. Sterling is currently evaluating the impact of FAS 161.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

STERLING FINANCIAL CORPORATION
PART II — Other Information
Item 3 Defaults Upon Senior Securities
Not applicable.
Item 4 Submission of Matters to a Vote of Security Holders
Sterling’s Annual Meeting of Shareholders (the “Meeting”) was held on April 22, 2008. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:
(1)	Election of two Directors to serve for terms expiring in the year 2011:

Donald N. Bauhofer	Votes for:	44,747,531	Withheld:	1,431,658
Harold B. Gilkey	Votes for:	43,374,910	Withheld:	2,804,279
Election of two Directors to serve for the term expiring in the year 2009:

Katherine K. Anderson	Votes for:	44,756,599	Withheld:	1,422,591
Ellen R.M. Boyer	Votes for:	44,767,923	Withheld:	1,411,267
The following are the names of the other Directors whose terms continued after the meeting:

William L. Eisenhart	Robert D. Larrabee	Michael F. Reuling
James P. Fugate	Donald J. Lukes	William W. Zuppe
James. B. Keegan, Jr.
(2)	Amendment to Sterling’s Articles of Incorporation to eliminate staggered terms for Directors and require the annual election of all Directors

Votes for:	44,477,664	Against:	1,636,594	Abstentions:	64,929
(3)
Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the year ending December 31, 2008 and any interim periods. The proposal received the following votes:

Votes for:	45,721,950	Against:	379,287	Abstentions:	77,952

			Approximate Broker Non-votes:		0
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

STERLING FINANCIAL CORPORATION

(Registrant)

August 8, 2008	By:	/s/ Robert G. Butterfield

Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s registration statement on Form S-4 filed May 31, 2007, and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s current report on Form 8-K filed December 21, 2007, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.