Form 10-Q
period 2008-09-30
STERLING FINANCIAL CORP /WA/
filed 2008-11-07
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ''large accelerated filer,'' ''accelerated filer'' and ''smaller reporting company'' in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding as of November 1, 2008

Common Stock ($1.00 par value)	52,133,798

STERLING FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2008

PART I — Financial Information
Item 1 — Financial Statements
STERLING FINANCIAL CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$85	$10,042
Non-interest bearing	128,393	184,436

Total cash and cash equivalents	128,478	194,478

Restricted cash	1,050	1,100
Investment securities and mortgage-backed securities (''MBS''):
Available for sale	2,100,880	1,853,271
Held to maturity	177,519	132,793
Loans receivable, net	9,074,911	8,948,307
Loans held for sale ($84,395 at fair value as of September 30, 2008)	86,090	55,840
Accrued interest receivable	57,005	63,649
Real estate owned and other collateralized assets, net	54,795	11,075
Office properties and equipment, net	91,138	93,467
Bank-owned life insurance (''BOLI'')	156,271	150,825
Goodwill	451,323	453,136
Other intangible assets	27,950	31,627
Mortgage servicing rights, net	7,392	9,042
Prepaid expenses and other assets, net	208,107	151,165

Total assets	$12,622,909	$12,149,775

LIABILITIES:
Deposits	$8,073,303	$7,677,772
Advances from Federal Home Loan Bank (''FHLB'')	1,787,264	1,687,989
Securities sold subject to repurchase agreements and funds purchased	1,178,262	1,178,845
Other borrowings	248,275	273,015
Cashiers checks issued and payable	13,752	764
Borrowers' reserves for taxes and insurance	3,727	1,765
Accrued interest payable	37,742	40,209
Accrued expenses and other liabilities	100,157	104,086

Total liabilities	11,442,482	10,964,445

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $1 par value; 100,000,000 shares authorized; 52,131,757 and 51,456,461 shares issued and outstanding	52,132	51,456
Additional paid-in capital	897,466	892,028
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $18,112 and $10,518	(30,879)	(17,967)
Retained earnings	261,708	259,813

Total shareholders' equity	1,180,427	1,185,330

Total liabilities and shareholders' equity	$12,622,909	$12,149,775

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Loans	$147,585	$179,132	$461,976	$504,720
MBS	25,219	18,882	75,304	58,706
Investments and cash equivalents	3,523	1,904	8,672	5,455

Total interest income	176,327	199,918	545,952	568,881

Interest expense:
Deposits	57,101	71,489	177,409	205,875
Short-term borrowings	3,061	6,690	15,900	26,095
Long-term borrowings	26,157	28,075	76,429	73,591

Total interest expense	86,319	106,254	269,738	305,561

Net interest income	90,008	93,664	276,214	263,320
Provision for credit losses	(36,950)	(3,888)	(105,080)	(12,088)

Net interest income after provision for credit losses	53,058	89,776	171,134	251,232

Non-interest income:
Fees and service charges	15,327	14,966	45,490	40,852
Mortgage banking operations	6,434	7,314	20,859	25,979
Loan servicing fees	737	366	1,286	1,459
Real estate owned and other collateralized assets operations	102	223	(242)	85
BOLI	1,362	1,553	4,575	4,817
Other	(943)	(215)	(2,289)	(759)

Total non-interest income	23,019	24,207	69,679	72,433

Non-interest expenses	71,520	74,104	216,074	209,664

Income before income taxes	4,557	39,879	24,739	114,001
Income tax (provision) benefit	441	(13,349)	(5,190)	(37,569)

Net income	$4,998	$26,530	$19,549	$76,432

Earnings per share — basic	$0.10	$0.52	$0.38	$1.55

Earnings per share — diluted	$0.10	$0.51	$0.38	$1.54

Weighted average shares outstanding — basic	51,821,446	51,279,114	51,678,981	49,257,951

Weighted average shares outstanding — diluted	52,006,215	51,660,186	51,892,900	49,768,308
See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,549	$76,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	105,080	12,088
Accretion of deferred gain on sale of branches	(603)	(536)
Net gain on sales of loans, investment securities and MBS	(14,883)	(16,499)
Stock based compensation	1,901	1,013
Excess tax benefit from stock based compensation	(844)	(1,419)
Stock issuances relating to 401(k) match	1,979	1,637
Other gains and losses	3,049	3,024
Increase in cash surrender value of BOLI	(5,091)	(4,817)
Depreciation and amortization	18,620	18,184
Change in:
Accrued interest receivable	6,644	(3,117)
Prepaid expenses and other assets	(46,908)	(10,027)
Cashiers checks issued and payable	12,988	(16,867)
Accrued interest payable	(2,467)	(2,664)
Accrued expenses and other liabilities	(5,705)	7,094
Proceeds from sales of loans originated for sale	868,126	988,255
Loans originated for sale	(853,166)	(975,871)

Net cash provided by operating activities	108,269	75,910

Cash flows from investing activities:
Change in restricted cash	50	50
Loans funded and purchased	(3,048,586)	(3,702,199)
Loan principal received	2,733,861	3,122,955
Proceeds from sales of other loans	(77)	112,651
Purchase of investment securities	(644,735)	(79,941)
Proceeds from maturities of investment securities	630,656	38,580
Proceeds from sale of investments	0	5,609
Net cash and cash equivalents acquired	0	92,419
Purchase of BOLI	0	0
Purchase of MBS	(524,265)	(120,419)
Principal payments on MBS	219,442	183,899
Purchase of office properties and equipment	(8,417)	(10,806)
Sales of office properties and equipment	73	3,810
Improvements and other changes to real estate owned	1,923	30
Proceeds from sales and liquidation of real estate owned	6,197	1,348

Net cash provided by (used in) investing activities	(633,878)	(352,014)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$(293,667)	$105,673
Proceeds from issuance of time deposits	3,904,739	3,010,268
Payments for maturing time deposits	(3,388,151)	(3,280,346)
Interest credited to deposits	172,610	190,115
Advances from FHLB	780,245	1,517,744
Repayment of advances from FHLB	(680,505)	(1,630,642)
Net change in securities sold subject to repurchase agreements and funds purchased	(583)	324,789
Proceeds from other borrowings	0	69,392
Repayment of other borrowings	(24,000)	(36,403)
Proceeds from exercise of stock options	1,390	3,546
Excess tax benefit from stock based compensation	844	1,419
Cash dividends paid to shareholders	(15,275)	(11,635)
Other	1,962	875

Net cash provided by (used in) financing activities	459,609	264,795

Net change in cash and cash equivalents	(66,000)	(11,309)
Cash and cash equivalents, beginning of period	194,478	178,565

Cash and cash equivalents, end of period	$128,478	$167,256

Supplemental disclosures:
Cash paid during the period for:
Interest	$272,205	$306,252
Income taxes	15,968	35,902

Noncash financing and investing activities:
Loans converted into real estate owned and other collateralized assets	51,840	753
Common stock issued upon business combination	0	8,927
Common stock cash dividends accrued	5,211	4,611
Deferred gain on sale of branches	0	804
See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$4,998	$26,530	$19,549	$76,432

Other comprehensive income:
Change in unrealized losses on investment securities and MBS available-for-sale	2,116	20,482	(20,506)	2,021
Less deferred income taxes	(780)	(7,575)	7,594	(738)

Net other comprehensive income (loss)	1,336	12,907	(12,912)	1,283

Comprehensive income	$6,334	$39,437	$6,637	$77,715

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
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Sterling Financial Corporation's (''Sterling's'') consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Sterling's consolidated financial position and results of operations.
In addition to other established accounting polices, the following is a discussion of recent accounting pronouncements:
In September 2006, the Emerging Issues Task Force (''EITF'') reached a consensus on Issue No. 06-4, ''Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.'' Under the provisions of EITF Issue No. 06-4, Sterling recognizes the amount that is owed current or former employees under split dollar BOLI. Sterling adopted the EITF 06-4 effective January 1, 2008, which resulted in a cumulative charge of $2.1 million to retained earnings.
In September 2006, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards (''FAS'') No. 157, ''Fair Value Measurements'' (''FAS 157''). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In September 2008, FASB Staff Position (''FSP'') FAS 157-3, ''Determining the Fair Value of Financial Assets when the Market for that Asset is not Marketable,'' provided additional valuation guidance for illiquid and distressed market conditions. In February 2007, FASB issued FAS 159, ''The Fair Value Option for Financial Assets and Financial Liabilities'' (''FAS 159''). FAS 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. Both FAS 157 and 159 became effective for Sterling as of January 1, 2008. See Note 10 for a discussion of their impact. Sterling applied FAS 159 to its loans held for sale in order to match changes in the value of the loans with the value of their economic hedges without having to apply complex hedge accounting.
In November 2007, the SEC issued Staff Accounting Bulletin 109, ''Written Loan Commitments Recorded at Fair Value Through Earnings,'' (''SAB 109'') regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for Sterling as of January 1, 2008. See Note 9 of ''Notes to Consolidated Financial Statements.''
In March 2008, the FASB issued FAS 161, ''Disclosures about Derivative Instruments and Hedging Activities,'' an amendment of FAS 133. FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for Sterling as of December 31, 2008. Sterling is currently evaluating the impact of FAS 161.

2. Allowance for Credit Losses:
The following is an analysis of the changes in the allowances for credit losses (in thousands):

	Nine Months Ended September 30,
	2008	2007
Allowance for credit losses
Allowance — loans, January 1	$111,026	$77,849
Allowance for losses on loans acquired	0	15,294
Provision	105,081	11,838
Amounts written off	(40,230)	(3,429)
Recoveries	1,433	696
Transfers	(3)	(206)

Allowance — loans, September 30	177,307	102,042

Allowance — unfunded commitments, January 1	6,306	5,840
Acquired	0	0
Provision	53	258
Amounts written off	(6)	0
Transfers	12	206

Allowance — unfunded commitments, September 30	6,365	6,304

Total credit allowance	$183,672	$108,346

Sterling recorded a provision for credit losses of $105.1 million and $12.1 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the provision for credit losses was in response to an increase in the level of classified loans. At September 30, 2008, Sterling's total classified assets were 5.32% of total assets, compared with 1.84% of total assets at September 30, 2007. Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans due to declining market values and weakness in housing sales in certain of its markets.
Sterling's management is currently discussing with its banking regulators whether it is appropriate to include potential cash flows from guarantors in its loan impairment analysis. In addition, Sterling is also discussing whether potential losses identified through impairment analysis should be identified as specific loan loss allowances or should be charged off as confirmed loan losses. The outcome of these discussions cannot be determined at this time and there can be no assurance that Sterling will not be required to increase its loan loss allowance, loan loss provision and reported loan charge-offs for 2008, which could negatively impact Sterling's earnings.
3. Goodwill and Other Intangible Assets:
As of September 30, 2008 and December 31, 2007, Sterling had goodwill and other intangible assets totaling $479.3 million and $484.8 million, respectively. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. Other intangible assets represent acquired customer depository relationships. Intangible assets are periodically assessed for impairment. Sterling's management performed an annual test of its goodwill and other intangible assets as of June 30, 2008, and concluded that the recorded values were not impaired, based on a discounted cash flows methodology as allowed under FAS 142. Sterling's management completed this analysis during the third quarter. Given current market conditions, Sterling will monitor its goodwill value and impairment indicators on a quarterly basis. There are many assumptions and estimates underlying the determination of impairment. Future events could cause management to conclude that Sterling's goodwill is impaired, which would result in Sterling recording an impairment loss of all or a portion of goodwill. Any resulting impairment loss could have a material adverse impact on Sterling's financial condition and results of operations.

4. Other Borrowings:
The components of other borrowings are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Junior subordinated debentures	$245,275	$270,015
Other	3,000	3,000

Total other borrowings	$248,275	$273,015

Sterling raises capital from time to time through the formation of trust subsidiaries (''Capital Trusts''), which issue capital securities (''Trust Preferred Securities'') to investors. The Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (''Junior Subordinated Debentures'') issued by Sterling. Sterling's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts' obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semiannually.
Details of the Trust Preferred Securities are as follows:

		Maturity		Rate at September 30,			Amount (in
Subsidiary Issuer	Issue Date	Date	Call Date	2008			Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	4.19%		$46,392

Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	4.45		51,547

Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	4.34		56,702

Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	4.62		10,310

Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	6.02		10,310

Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	6.73		20,619

Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	5.95		10,310

Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	6.05		14,433

Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	6.63		9,470

Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	6.88		15,182

					5.03	%*	$245,275

*	Weighted average rate
On January 25, 2008, Sterling redeemed $24.0 million of Trust Preferred Securities that carried a 10.25% fixed-rate coupon. In September 2008, Sterling terminated its revolving credit agreement with Wells Fargo Bank, N.A. because Sterling had not used the facility during 2008 and the cost of maintaining the facility outweighed the benefit of having it available.

5. Earnings Per Share:
The following table presents the basic and diluted earnings per share computations.

	Three Months Ended September 30,
	2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$4,998	51,821,446	$0.10	$26,530	51,279,114	$0.52

Effect of dilutive securities:
Common stock options and restricted shares	0	184,769	0.00	0	381,072	(0.01)

Diluted computations	$4,998	52,006,215	$0.10	$26,530	51,660,186	$0.51

Antidilutive options not included in diluted earnings per share		1,823,738			735,749

	Nine Months Ended September 30,
	2008			2007
	Net	Weighted	Per Share	Net	Weighted	Per Share
	Income	Avg. Shares	Amount	Income	Avg. Shares	Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$19,549	51,678,981	$0.38	$76,432	49,257,951	$1.55

Effect of dilutive securities:
Common stock options and restricted shares	0	213,919	0.00	0	510,357	(0.01)

Diluted computations	$19,549	51,892,900	$0.38	$76,432	49,768,308	$1.54

Antidilutive options not included in diluted earnings per share		1,700,224			281,396

6. Non-Interest Expenses:
The following table details the components of Sterling's total non-interest expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Employee compensation and benefits	$39,851	$41,114	$121,874	$118,348
Occupancy and equipment	10,829	10,767	33,054	32,915
Data processing	5,179	4,833	15,665	13,206
Depreciation	3,445	3,387	10,516	9,923
Advertising	3,158	3,289	8,975	9,245
Insurance	1,869	1,338	5,507	2,246
Travel and entertainment	1,586	2,022	5,032	5,663
Amortization of core deposit intangibles	1,225	1,225	3,677	3,492
Legal and accounting	560	591	2,097	1,814
Goodwill litigation costs	105	1,525	360	2,837
Merger and acquisition costs	18	263	200	1,883
Other	3,695	3,750	9,117	8,092

Total	$71,520	$74,104	$216,074	$209,664

Quarterly non-interest expense decreased as compared to 2007, as a result of ongoing cost saving initiatives, while the nine month increase primarily reflects overall company growth and increases in FDIC deposit insurance premiums. These deposit insurance premiums are anticipated to increase further as a result of recent regulatory revisions.
7. Segment Information:
For purposes of measuring and reporting financial results, Sterling is divided into five business segments:
•	The Community Banking segment provides traditional bank services through the retail and commercial banking groups of Sterling's subsidiary, Sterling Savings Bank.
•	The Residential Construction Lending segment originates and services loans through the real estate division of Sterling's subsidiary, Sterling Savings Bank.
•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling's subsidiary, Golf Savings Bank.
•	The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region primarily through Sterling Savings Bank's subsidiary INTERVEST-Mortgage Investment Company (''INTERVEST'').
•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.
During 2008, the operations of Sterling Savings Bank's subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank's subsidiary, Harbor Financial Services, Inc., were moved into the wealth management department of Sterling Savings Bank. The financial results for the real estate division are reflected in the Residential Construction Lending segment, while the wealth management department's financial results are included in the Community Banking segment. For comparability purposes, prior period segment information has been restated to reflect this realignment.

The following table presents certain financial information regarding Sterling's segments and provides a reconciliation to Sterling's consolidated totals for the periods presented:

	As of and for the Three Months Ended September 30, 2008
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$140,776	$23,178	$7,407	$4,766	$200	$176,327
Interest expense	(64,739)	(14,529)	(4,144)	0	(2,907)	(86,319)

Net interest income (expense)	76,037	8,649	3,263	4,766	(2,707)	90,008
Provision for credit losses	(25,106)	(10,894)	(950)	0	0	(36,950)
Noninterest income	17,895	1,160	5,417	926	(2,379)	23,019
Noninterest expense	(57,470)	(4,040)	(7,036)	(2,276)	(698)	(71,520)

Income before income taxes	$11,356	$(5,125)	$694	$3,416	$(5,784)	$4,557

Total assets	$10,537,444	$1,620,553	$495,513	12,921	(43,522)	$12,622,909

	As of and for the Three Months Ended September 30, 2007
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$140,006	$50,902	$6,636	$2,309	$65	$199,918
Interest expense	(68,103)	(29,533)	(3,908)	0	(4,710)	(106,254)

Net interest income (expense)	71,903	21,369	2,728	2,309	(4,645)	93,664
Provision for credit losses	15,320	(19,095)	(113)	0	0	(3,888)
Noninterest income	21,398	1,577	4,655	1,751	(5,174)	24,207
Noninterest expense	(60,107)	(2,987)	(7,584)	(2,881)	(545)	(74,104)

Income before income taxes	$48,514	$864	$(314)	$1,179	$(10,364)	$39,879

Total assets	$9,643,825	$1,808,948	$385,493	$10,370	$(101,721)	$11,746,915

	As of and for the Nine Months Ended September 30, 2008
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$424,878	$84,280	$23,577	$12,690	$527	$545,952
Interest expense	(197,149)	(49,276)	(13,504)	0	(9,809)	(269,738)

Net interest income (expense)	227,729	35,004	10,073	12,690	(9,282)	276,214
Provision for credit losses	(53,900)	(48,150)	(3,030)	0	0	(105,080)
Noninterest income	51,894	3,318	17,537	2,849	(5,919)	69,679
Noninterest expense	(175,723)	(9,942)	(20,300)	(7,106)	(3,003)	(216,074)

Income before income taxes	$50,000	$(19,770)	$4,280	$8,433	$(18,204)	$24,739

Total assets	$10,537,444	$1,620,553	$495,513	$12,921	$(43,522)	$12,622,909

	As of and for the Nine Months Ended September 30, 2007
		Residential	Residential	Commercial
	Community	Construction	Mortgage	Mortgage	Other and
	Banking	Lending	Banking	Banking	Eliminations	Total
	(Dollars in thousands)
Interest income	$408,384	$137,248	$16,626	$6,544	$79	$568,881
Interest expense	(204,029)	(77,808)	(10,159)	0	(13,565)	(305,561)

Net interest income (expense)	204,355	59,440	6,467	6,544	(13,486)	263,320
Provision for credit losses	13,574	(25,399)	(263)	0	0	(12,088)
Noninterest income	61,231	5,328	15,788	5,925	(15,839)	72,433
Noninterest expense	(168,137)	(7,685)	(23,211)	(8,210)	(2,421)	(209,664)

Income before income taxes	$111,023	$31,684	$(1,219)	$4,259	$(31,746)	$114,001

Total assets	$9,643,825	$1,808,948	$385,493	$10,370	$(101,721)	$11,746,915

8. Stock Based Compensation:
The following is a summary of stock option and restricted stock activity during the nine months ended September 30, 2008:

	Stock Options		Restricted Stock
		Weighted
		Average		Weighted
		Exercise		Average
	Number	Price	Number	Grant Price
Balance, January 1, 2008	2,067,401	$21.13	85,000	$33.17
Granted	254,000	17.72	222,000	16.42
Exercised / vested	(237,078)	5.86	(21,250)	33.17
Cancelled / expired	(86,986)	22.04	0	0.00

Outstanding, September 30, 2008	1,997,337	$22.45	285,750	$20.16

Exercisable, September 30, 2008	1,514,587	$21.64

At September 30, 2008, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 4.6 years and ($15.9) million, respectively, and exercisable was 4.2 years and ($10.8) million, respectively, and at December 31, 2007, was 4.6 years and ($9.0) million, respectively, and 4.3 years and ($3.7) million, respectively. As of September 30, 2008, a total of 1,618,235 shares remained available for grant under Sterling's 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2008 have four year vesting schedules. During the nine months ended September 30, 2008 and 2007, the intrinsic value of options exercised were $2.5 million and $6.2 million, respectively, and fair value of options granted were $1.1 million and $3.4 million, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Nine Months Ended
	September 30,
	2008	2007
Expected volatility	30% - 33%	26% - 29%
Expected term (in years)	4.3	4.7 - 6.0
Expected dividend yield	2.14% - 3.32%	0.90% - 1.47%
Risk free interest rate	2.93% - 3.11%	4.65% - 4.80%
Stock based compensation expense recognized during the periods presented was as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$816	$543
Restricted stock	1,085	470

Total	$1,901	$1,013

As of September 30, 2008, unrecognized equity compensation expense totaled $7.5 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.8 years. During 2008, a total of 22,500 stock options were forfeited. An increase in forfeitures would lower the amount of future equity compensation expense to be recognized.

9. Derivatives and Hedging:
As part of its mortgage banking activities, Sterling issues interest rate lock commitments to prospective borrowers on residential mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors under both non-binding (''best-efforts'') and binding (''mandatory'') delivery programs. For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to interest rate lock commitments, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. See Note 10 of ''Notes to Consolidated Financial Statements.''
Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of September 30, 2008, Sterling had interest rate lock commitments of $28.1 million and $33.0 million of warehouse loans held for sale that were not committed to investors, Sterling held offsetting forward sale agreements on MBS valued at $56.0 million. In addition Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $6.1 million as of September 30, 2008. As of December 31, 2007, Sterling did not have any loans subject to interest rate lock commitments under mandatory delivery programs. As of September 30, 2008 and December 31, 2007, Sterling had entered into best efforts forward commitments to sell $82.8 million and $41.3 million of mortgage loans, respectively.
Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of September 30, 2008 and December 31, 2007, were $2.3 million and $1.6 million, respectively.
10. Fair Value:
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
On January 1, 2008, FAS 157 became effective for Sterling. This standard establishes a framework for defining and measuring fair value. The standard requires that one of three valuation methods be used to determine fair market value: the market approach, the income approach or the cost approach. To increase consistency and comparability in fair value measurements and related disclosures, the standard also creates a fair value hierarchy to prioritize the inputs to these valuation methods into the following three levels:
•	Level 1 inputs are a select class of observable inputs, based upon the quoted prices for identical instruments in active markets that are accessible as of the measurement date, and are to be used whenever available.
•	Level 2 inputs are other types of observable inputs, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; or other inputs that are observable or can be derived from or supported by observable market data. Level 2 inputs are to be used whenever Level 1 inputs are not available.
•	Level 3 inputs are significantly unobservable, reflecting the reporting entity's own assumptions regarding what market participants would assume when pricing a financial instrument. Level 3 inputs are to only be used when Level 1 and Level 2 inputs are unavailable.

The following disclosure requirements under FAS 157 are applicable to financial assets and liabilities, and as of January 1, 2009, will be expanded to include nonfinancial assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling's financial instruments that are measured at fair value on a recurring basis:

	September 30,
	2008	Level 1	Level 2	Level 3
		(Dollars in thousands)
Investment securities and mortgage-backed securities available for sale	$2,100,880	$0	$2,100,880	$0
Loans held for sale	84,395	0	84,395	0
Other assets — derivatives	3,814	0	1,476	2,338

Total assets	$2,189,089	$0	$2,186,751	$2,338

Other liabilities — derivatives	$2,701	$0	$363	$2,338

Investments and mortgage-backed securities have been valued using a matrix pricing technique based on quoted prices for similar instruments, while loans held for sale have been valued using investor quoted pricing inputs. Level 2 derivatives represent mortgage banking interest rate lock and loan delivery commitments, while level 3 derivatives represent interest rate swaps. See Note 9 for a further discussion of these derivatives. Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value under FAS 159 was $813,000 as of September 30, 2008. Changes in fair value relating to these loans were included in earnings as follows:

Nine Months Ended
September 30,
(Dollars in thousands)
Mortgage banking operations	$813
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Sterling may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis from application of lower of cost or market (''LOCOM'') accounting or write-downs of individual assets. For these financial assets for which a fair value adjustment was recorded during the period, the following table presents the adjustment and the carrying value at period end:

					Losses During
					the Nine Months
					Ended
	Total Carrying				September 30,
	Value	Level 1	Level 2	Level 3	2008
		(Dollars in thousands)
Loans	$76,759	$0	$76,759	$0	$(35,816)
Mortgage servicing rights	4,062	0	4,062	0	(462)
Real estate owned	45,139	0	45,139	0	(27,635)
The loan loss disclosed above represents the amount of the specific reserve that was allocated to impaired loans during the period, and is included in the provision for credit losses. Mortgage servicing rights were written down mainly due to an acceleration of mortgage prepayments. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a nonrecurring basis. The real estate owned charge during the period represents the writedowns taken at foreclosure that were charged to the loan loss allowance.
11. Cash Dividends:
The following table presents the amount of dividends paid during the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Total amount	$5,201	$4,389	$15,275	$11,635
Per share amount	0.100	0.085	0.295	0.240
Payout ratio	104%	17%	78%	15%
On October 10, 2008, Sterling paid a quarterly cash dividend of $0.10 per share of common stock to shareholders of record as of September 30, 2008.
12. Goodwill Lawsuit:
In April 2008, the U.S. Government appealed the U.S. Court of Federal Claim's February 19, 2008 ruling that awarded damages to Sterling in the amount of $1.05 million resulting from Sterling's lawsuit against the U.S. Government for breach of contract with respect to the loss of goodwill treatment and other matters relating to Sterling's past acquisitions of troubled thrift institutions. Sterling filed a notice of cross appeal. The Government subsequently withdrew its appeal, leaving as the sole issue for appellate consideration the sufficiency of the damages award to Sterling. Sterling and the Government have agreed to mediate this issue with a different judge of the U.S. Court of Federal Claims acting as a neutral mediator. The mediation is set to begin in late November, 2008. It is not possible to predict whether, or at what amount, the parties may come to terms of settlement.
13. Subsequent Event:
Troubled Assets Relief Program
On October 3, 2008, in response to upheaval within the financial markets, the President signed into law the Emergency Economic Stabilization Act of 2008 (the ''Act''), which authorized the United States Department of Treasury (the ''UST'') to establish the Troubled Assets Relief Program (''TARP'') to purchase ''troubled assets'' held by financial institutions. Under the TARP program the UST is authorized to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the UST. The purpose of this program is to restore confidence and stability to the financial markets and to encourage the flow of credit within the financial system.
On October 14, 2008, the UST announced the terms of the TARP Capital Purchase Program (''CPP''), through which the UST will make capital investments in banking institutions by purchasing senior preferred shares.
The terms of the CPP program are standardized and any qualifying financial institution may elect to participate by notifying its federal banking agency by November 14, 2008, 5:00 p.m. Only institutions determined to be eligible for CPP by the UST and the financial institution's primary federal regulator will be allowed to participate. Once the eligible institutions are selected, the UST will determine the allocations of capital to each institution and has announced that it will fund the purchase of the preferred stock no later than December 31, 2008.

The terms of the CPP program have been announced as follows:
Participating institutions will be required to subscribe for no less than the minimum subscription amount of 1 percent of their risk-weighted assets. The maximum subscription amount to be allowed is the lesser of $25 billion or 3 percent of risk-weighted assets.
The senior preferred shares to be issued to the UST pursuant to the program will qualify as Tier 1 capital and will rank senior to common stock. The senior preferred shares will be pari passu, or equal in priority to, existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will generally be non-voting, but will retain class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The UST may also transfer the senior preferred shares to a third party at any time.
In conjunction with the purchase of senior preferred shares, the UST will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The per share exercise price of the shares underlying the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average.
Companies participating in the program are required to adopt the UST standards for executive compensation and corporate governance, for the period during which the UST holds equity issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. These standards require participating institutions to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) require clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibit making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) agree not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.
Sterling's management believes that Sterling is eligible to participate in the CPP program and has submitted a preliminary application to the Federal Reserve and the FDIC seeking their recommendation that the UST approve Sterling's participation. There can be no assurance whether or not Sterling will be deemed eligible to participate by the Federal Reserve, the FDIC or the UST.

PART I — Financial Information (continued)
Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations
STERLING FINANCIAL CORPORATION
September 30, 2008
This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see ''Forward-Looking Statements.'' Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling's 2007 annual report on Form 10-K.
General
Sterling Financial Corporation (''Sterling'') is a bank holding company, organized under the laws of Washington in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiary of Sterling Savings Bank is INTERVEST-Mortgage Investment Company (''INTERVEST''). During 2008, the operations of Sterling Savings Bank's subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank's subsidiary, Harbor Financial Services, Inc., were moved into the wealth management department of Sterling Savings Bank. Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.
Sterling provides personalized, quality financial services and ''Perfect Fit'' banking products to its customers consistent with its ''Hometown Helpful'' philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.6 billion in total assets as of September 30, 2008, Sterling originates loans and attracts Federal Deposit Insurance Corporation (''FDIC'') insured deposits from the general public through 179 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Sterling Savings Bank residential loan production offices, and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through wealth management representatives located throughout Sterling's financial service center network.
Sterling continues to implement its strategy to become the leading community bank in the western United States by increasing its commercial and consumer customer relationships that can provide a wider variety of lending opportunities, as well as increasing its commercial and retail deposits, particularly transaction accounts. Such loans generally involve a higher degree of risk than financing residential real estate. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard. Sterling's revenues are derived primarily from interest earned on loans and mortgage-backed securities (''MBS''), fees and service charges, and mortgage banking operations. The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (the ''Federal Reserve''), the FDIC and the Washington State Department of Financial Institutions.

Executive Summary and Highlights
Sterling's earnings per share and performance ratios for 2008 were impacted by the major disruption in the housing market which has resulted in Sterling recording a credit provision that was higher than the provision recorded during 2007. During the first nine months of 2008, Sterling has recorded a $105.1 million provision for credit losses compared with $12.1 million for the same period a year ago. This increase stems from higher levels of non-performing and classified assets, as disruptions in the financial and real estate markets have resulted in the exhaustion of liquidity reserves for some of Sterling's borrowers. As of September 30, 2008, non-performing assets were $436.7 million versus $135.2 million at December 31, 2007, and $61.8 million at September 30, 2007. Sterling's capital and liquidity sources remain strong, as well as the performance of its retail and commercial banking groups. Net interest income for the first nine months of 2008 was $276.2 million, versus $263.3 million for the nine months ended September 30, 2007.
Highlights at September 30, 2008 as compared to September 30, 2007 were as follows:
•	Capital ratios remain above ''well-capitalized'' levels at 11.0%.
•	Available liquidity rose to over $3.0 billion.
•	Net interest income was $90.0 million.
•	Fees and service charges income grew 2% to $15.3 million.
•	Total deposits gained 4% to a record $8.07 billion.
•	Quarterly cash dividend was maintained at $0.10 per share.
•	Tangible book value per share increased 3% to $13.45.
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
On February 28, 2007, Sterling completed its acquisition of Northern Empire Bancshares, a California corporation (''Northern Empire'') by issuing $30.0 million in cash, and 8,914,815 shares of Sterling common stock valued at $290.4 million in exchange for all outstanding Northern Empire shares. Northern Empire options totaling 646,018 were converted into 573,212 Sterling options, valued at $12.3 million. The total value of the transaction was $332.8 million. Northern Empire merged into Sterling, with Sterling being the surviving corporation in the merger. Northern Empire's financial institution subsidiary, Sonoma National Bank, merged with and into Sterling's subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.
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

Critical Accounting Policies
The accounting and reporting policies of Sterling conform to accounting principles generally accepted in the United States of America (''GAAP'') and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Sterling's management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of Sterling's Consolidated Financial Statements and Management's Discussion and Analysis.
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
While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. While Sterling did not participate in the lending practices that led up to the credit crisis, the effects of the current economic slow down has resulted in an increase in delinquencies and nonperforming assets in Sterling's residential construction portfolio. A further slowdown in economic activity could have additional adverse affects on cash flows for both commercial and individual borrowers, which may result in further increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at September 30, 2008.

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
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement and the establishment of a new basis. During the period ended September 30, 2008, there were no investment securities that management identified to be other-than-temporarily impaired, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management's intent to hold the investments to recovery, a change in management's assessment of credit risk, or a change in regulatory or accounting requirements.
Fair Value of Financial Instruments. Sterling's available-for-sale securities portfolio totaled $2.10 billion and $1.85 billion as of September 30, 2008 and December 31, 2007, respectively, and were the most substantial of Sterling's financial instruments that are carried at fair value. These securities are valued using a pricing service's matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes.
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
Sterling's management performed an annual test of its goodwill and other intangible assets as of June 30, 2008, and concluded that the recorded values were not impaired, based on present value discounted cash flow as allowed by FAS 142. Sterling's management completed this analysis during the third quarter. Given current market conditions, Sterling will monitor its goodwill value and impairment indicators on a quarterly basis. There are many assumptions and estimates underlying the determination of impairment. Future events could cause management to conclude that Sterling's goodwill or other intangible assets are impaired, which would result in Sterling recording an impairment loss of all or a portion of the goodwill balance. Any resulting impairment loss could have a material adverse impact on Sterling's financial condition and results of operations.
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
Results of Operations
Overview. Sterling recorded net income of $5.0 million, or $0.10 per diluted share, for the three months ended September 30, 2008, compared with net income of $26.5 million, or $0.51 per diluted share, for the three months ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $19.5 million, or $0.38 per diluted share, compared to $76.4 million, or $1.54 for the same period in 2007. The annualized return on average assets was 0.16% and 0.91% for the three months ended September 30, 2008 and 2007, respectively. The annualized return on average equity was 1.7% and 9.3% for the three months ended September 30, 2008 and 2007, respectively. The year over year decrease in net income and performance ratios primarily reflected an increased credit provision in response to an increase in the level of classified loans, particularly in the residential construction portfolio.
Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended September 30, 2008 and 2007, net interest income was $90.0 million and $93.7 million, respectively, a decrease of 4%. Net interest income for the nine months ended September 30, 2008 increased 5% to $276.2 million from $263.3 million for the nine months ended September 30, 2007. The decrease in net interest income during the three month comparative period was due to the increase in nonperforming loans, while the increase in net interest income during the nine month comparative period was caused by the growth in loan balances having a greater effect than the increase in nonperforming loans.
Changes in Sterling's net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:
•  Volume — changes in volume multiplied by comparative period rate;
•	Rate — changes in rate multiplied by comparative period volume; and
•	Rate/volume — changes in rate multiplied by changes in volume.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008 vs. 2007				2008 vs. 2007
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				(Dollars in thousands)
Rate/volume analysis:

Interest income:
Loans	$11,310	$(39,789)	$(3,067)	$(31,546)	$58,792	$(91,262)	$(10,243)	$(42,713)
MBS	5,050	1,056	232	6,338	13,228	2,707	664	16,599
Investments and cash equivalents	2,146	(158)	(138)	1,850	3,377	455	216	4,048

Total interest income	18,506	(38,891)	(2,973)	(23,358)	75,397	(88,100)	(9,363)	(22,066)

Interest expense:
Deposits	6,833	(19,532)	(1,688)	(14,387)	20,964	(45,433)	(3,996)	(28,465)
Borrowings	8,565	(11,240)	(2,872)	(5,547)	31,345	(29,520)	(9,182)	(7,357)

Total interest expense	15,398	(30,772)	(4,560)	(19,934)	52,309	(74,953)	(13,178)	(35,822)

Changes in net interest income	$3,108	$(8,119)	$1,587	$(3,424)	$23,088	$(13,147)	$3,815	$13,756

Net interest margin for each of the last five quarters was as follows:

Tax Equivalent
Three Months Ended	Net Interest Margin
September 30, 2008	3.04%
June 30, 2008	3.23%
March 31, 2008	3.24%
December 31, 2007	3.34%
September 30, 2007	3.50%
Net interest income and net interest margin have been negatively affected by the increase in non-performing assets, and the decline in the prime rate. Sterling has been ''asset sensitive'' during recent periods, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings. Additionally, when loans reach non-performing status, the reversal and cessation of accruing interest has an immediate negative impact on net interest margin.
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
Sterling recorded provisions for losses on loans of $37.0 million and $3.9 million for the three months ended September 30, 2008 and 2007, respectively, and $105.1 million and $12.1 million for the nine months ended September 30, 2008 and 2007, respectively. Sterling has increased its provision for credit losses in response to an increase in the level of classified loans, particularly in the residential construction portfolio, and an assessment of the other relevant factors mentioned in the preceding paragraph.
The following table summarizes the allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Allowance — loans, January 1	$111,026	$77,849
Acquired	0	15,294
Provision	105,081	11,838
Amounts written off	(40,230)	(3,429)
Recoveries	1,433	696
Transfers	(3)	(206)

Allowance — loans, September 30	177,307	102,042

Allowance — unfunded commitments, January 1	6,306	5,840
Acquired	0	0
Provision	53	258
Amounts written off	(6)	0
Transfers	12	206

Allowance — unfunded commitments, September 30	6,365	6,304

Total credit allowance	$183,672	$108,346

Sterling's management is currently discussing with its banking regulators whether it is appropriate to include potential cash flows from guarantors in its loan impairment analysis. In addition, Sterling is also discussing whether potential losses identified through impairment analysis should be identified as specific loan loss allowances or should be charged off as confirmed loan losses. The outcome of these discussions cannot be determined at this time and there can be no assurance that Sterling will not be required to increase its loan loss allowance, loan loss provision and reported loan charge-offs for 2008, which could negatively impact Sterling's earnings.
During 2007, Sterling acquired an allowance for losses on loans as a result of the Northern Empire acquisition. These acquired loans were determined to not have exhibited a deterioration in credit quality since origination, and thus were not included within the scope of the American Institute of Certified Public Accountants' Statement of Position 03-3, ''Accounting for Certain Loans or Debt Securities Acquired in a Transfer.''
At September 30, 2008, Sterling's total classified assets were 5.32% of total assets, compared with 1.84% of total assets at September 30, 2007. Nonperforming assets, a subset of classified assets, were 3.46% of total assets at September 30, 2008, compared with 0.53% of total assets at September 30, 2007. At September 30, 2008, the delinquency ratio for loans 60 days or more past due was 3.69% of total loans compared to 0.53% of total loans at September 30, 2007. Recently, Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans due to declining market values and weakness in housing sales in certain of its markets. While an increase in delinquencies has also occurred in some other areas of Sterling's loan portfolio, the performance is mostly in line with expectations given current market conditions.

The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	September 30,
	2008	2007
	(Dollars in thousands)
Past due 90 days	$0	$0
Nonaccrual loans	380,599	58,403
Restructured loans	1,153	0

Total nonperforming loans	381,752	58,403
Real estate owned	54,957	3,427

Total nonperforming assets	436,709	61,830
Specific reserves	(37,554)	(4,135)

Net nonperforming assets	$399,155	$57,695

The following table describes non-performing assets by asset type at the dates indicated:

	September 30,
	2008	2007
	(Dollars in thousands)
Residential real estate	$35,358	$1,338
Multifamily real estate	4,133	2,343
Commercial real estate	8,636	549
Construction	338,391	40,263
Consumer — direct	4,113	1,462
Consumer — indirect	915	400
Commercial banking	45,163	15,475

Total nonperforming assets	$436,709	$61,830

Nonperforming assets presented above are gross of their applicable specific loan loss reserve. Residential construction loans continue to be the primary driver of non-performing assets, and made up 57% of the linked quarter increase in non-performing assets. Residential construction non-performing assets rose 31% over the linked quarter. The increase primarily was a result of one large relationship based in Portland. Excluding this non-performing asset, residential construction non-performing assets rose 14%. The remaining increase in non-performing assets occurred within Sterling's residential mortgage and commercial portfolios and was mainly tied to borrowers working in or associated with residential or commercial construction, the housing industry, and non owner occupied residential real estate. The following table presents residential construction nonperforming assets by market over the past few quarters:

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007
			(Dollars in thousands)
Residential construction Portland, OR	$92,599	21%	$46,101	15%	$7,567	3%	$501	0%
Boise, ID	41,046	9%	34,939	12%	37,338	17%	32,728	24%
Utah	38,143	9%	36,179	12%	15,372	7%	3,603	3%
Puget Sound	38,128	9%	30,986	10%	23,356	10%	12,442	9%
Southern California	32,322	7%	40,085	13%	28,032	13%	23,614	17%
Bend, OR	22,793	5%	19,695	6%	20,927	9%	18,500	15%
Vancouver, WA	19,704	5%	19,854	7%	19,943	9%	2,103	2%
Other	32,047	7%	13,061	4%	15,985	8%	7,309	5%

Total residential construction	316,782	72%	240,900	79%	168,520	76%	100,800	75%
Other loan categories	119,927	28%	62,507	21%	54,564	24%	34,415	25%

Total gross nonperforming assets	436,709	100%	303,407	100%	223,084	100%	135,215	100%

Specific reserves	(37,554)		(40,597)		(19,084)		(8,678)

Total net nonperforming assets	$399,155		$262,810		$204,000		$126,537

Sterling's credit administration team has taken a disciplined approach towards risk evaluation. Classified assets, which include non-performing assets, increased to $671.5 million from $497.5 million at June 30, 2008, $402.8 million at March 31, 2007, and $234.3 million at December 31, 2007. The increase in classified assets continues to be heavily influenced by the stress in the residential construction portfolio.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Fees and service charges	$15,327	$14,966	$45,490	$40,852
Mortgage banking operations	6,434	7,314	20,859	25,979
Bank-owned life insurance	1,362	1,553	4,575	4,817
Loan servicing fees	737	366	1,286	1,459
Real estate owned operations	102	223	(242)	85
Other	(943)	(215)	(2,289)	(759)

Total	$23,019	$24,207	$69,679	$72,433

Fees and service charge income increased 2% and 11% for the three and nine months ended September 30, 2008, respectively, as compared to the comparable 2007 periods, reflecting increases in analyzed account fees, loan-related fees, transaction fees and fees from Sterling's Balance Shield program. The total number of transaction accounts for the third quarter of 2008 grew 2% over the third quarter of 2007 and was up 2%, on an annualized basis, from the second quarter of 2008. Income from mortgage banking for the three and nine months ended September 30, 2008 as compared to 2007 was lower as a result of a decrease in brokered fee income and nonresidential loan sales.
The following table summarizes certain information regarding Sterling's residential and commercial mortgage banking activities for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Originations of residential mortgage loans	$336,392	$369,216	$1,123,630	$1,168,755
Originations of commercial real estate loans	68,947	80,371	251,864	97,431
Sales of residential mortgage loans	288,244	308,189	1,000,706	1,040,820
Sales of commercial real estate loans	7,535	14,501	10,528	44,004
Principal balances of residential loans serviced for others	519,754	613,134	519,754	613,134
Principal balances of commercial real estate loans serviced for others	1,667,497	1,679,335	1,667,497	1,679,335

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Employee compensation and benefits	$39,851	$41,114	$121,874	$118,348
Occupancy and equipment	10,829	10,767	33,054	32,915
Data processing	5,179	4,833	15,665	13,206
Depreciation	3,445	3,387	10,516	9,923
Advertising	3,158	3,289	8,975	9,245
Insurance	1,869	1,338	5,507	2,246
Travel and entertainment	1,586	2,022	5,032	5,663
Amortization of core deposit intangibles	1,225	1,225	3,677	3,492
Legal and accounting	560	591	2,097	1,814
Goodwill litigation costs	105	1,525	360	2,837
Merger and acquisition costs	18	263	200	1,883
Other	3,695	3,750	9,117	8,092

Total	$71,520	$74,104	$216,074	$209,664

Quarterly non-interest expense decreased as compared to 2007, the result of ongoing cost saving initiatives, while the nine month increase primarily reflects overall company growth and increases in FDIC deposit insurance premiums. These deposit insurance premiums are anticipated to increase further as a result of recent regulatory revisions.
Income Tax Provision. Sterling recorded a federal and state income tax benefit of $441,000 for the three months ended September 30, 2008, and a provision of $13.3 million for the three months ended September 30, 2007. Sterling recorded a federal and state income tax provision of $5.2 million and $37.6 million for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate for the three months comparative period was -10% and 33%, respectively, and 21% and 33%, respectively, for the nine month comparative period. The elevated level of loan loss provisions has increased the proportional effect of tax credits, resulting in the decrease in the effective tax rate. Also affecting the 2008 tax rate was a reduction in the FIN 48 allowance for uncertain tax positions. During the quarter ended September 30, 2008, the statute of limitations expired on an open tax period.

Financial Position
Assets. At September 30, 2008, Sterling's assets were $12.62 billion, up $473.1 million from $12.15 billion at December 31, 2007. This growth was mainly a result of increases in the loan portfolio through originations and increases in the investment and MBS portfolio through purchases.
Investment Securities and MBS. Sterling's investment and MBS portfolio at September 30, 2008 was $2.28 billion, an increase of $292.3 million from the December 31, 2007 balance of $1.99 billion. The increase was due to purchases exceeding principal repayments and maturities. On September 30, 2008, the investment and MBS portfolio had an unrealized loss of $49.0 million versus an unrealized loss of $28.4 million at December 31, 2007, with the decline in market value due to fluctuations in interest rates and the yield curve.
Loans Receivable. At September 30, 2008, net loans receivable were $9.07 billion, up $126.6 million from $8.95 billion at December 31, 2007. The increase was due to loan originations exceeding the amount of loan repayments during the period.
The following table sets forth the composition of Sterling's loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$830,811	9.0	$703,826	7.8
Multifamily real estate	454,500	4.9	389,388	4.3
Commercial real estate	1,352,954	14.6	1,223,036	13.5
Construction	2,766,895	29.9	2,944,911	32.4
Consumer — direct	857,003	9.3	798,519	8.8
Consumer — indirect	398,031	4.3	376,937	4.1
Commercial banking	2,603,037	28.0	2,639,196	29.1

Gross loans receivable	9,263,231	100.0	9,075,813	100.0

Net deferred origination fees	(11,013)		(16,480)
Allowance for losses on loans	(177,307)		(111,026)

Loans receivable, net	$9,074,911		$8,948,307

The following table sets forth Sterling's loan originations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Residential real estate	$336,392	$369,216	$1,123,630	$1,168,755
Multifamily real estate	20,047	13,240	131,949	17,890
Commercial real estate	68,947	67,131	251,864	79,541
Construction	97,222	579,287	519,667	1,849,659
Consumer — direct	72,313	90,440	277,948	267,329
Consumer — indirect	43,819	63,001	159,242	184,926
Commercial banking	120,785	198,317	439,306	796,596

Total loans originated	$759,525	$1,380,632	$2,903,606	$4,364,696

Sterling's bankers are focused on maintaining and developing high-quality commercial and consumer customer relationships to build a more diverse loan portfolio that mitigates the reduction in originations and runoff of residential construction loans.
Deposits. The following table sets forth the composition of Sterling's deposits at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$437,447	5.4	$469,428	6.1
Noninterest-bearing checking	924,270	11.4	898,606	11.7
Savings and money market demand accounts	2,028,035	25.1	2,156,808	28.1
Time deposits	4,683,551	58.1	4,152,930	54.1

Total deposits	$8,073,303	100.0	$7,677,772	100.0

Deposit growth was primarily in time deposits, which include brokered deposits. This increase reflects Sterling's ability to access this relatively attractive funding source, and a shift of funds by Sterling's customers from floating rate to fixed rate depository accounts, as well as the development of new customer relationships.
Borrowings. Deposit accounts are Sterling's primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (''FHLB''), reverse repurchase agreements and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the nine months ended September 30, 2008, these funding sources increased a total of $74.0 million, with advances from the FHLB representing the increase, net of the repayment of $24.0 million of trust preferred securities in other borrowings.
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
Sterling's Asset/Liability Committee (''ALCO'') manages Sterling's interest-rate risk based on interest rate expectations and other factors within policies and practices approved by the Board of Directors. The principal objective of Sterling's asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating Sterling's funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity (''EVE'') simulation.
The difference between a financial institution's interest rate sensitive assets (i.e., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the specific time period) is commonly referred to as its ''interest rate sensitivity gap.'' An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be ''asset sensitive,'' which generally means that if interest rates increase (other things being equal), a company's net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. Sterling was ''asset sensitive'' during 2008, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings.
ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of September 30, 2008 and December 31, 2007 are included in the following table:

	September 30,	December 31,
Change in	2008	2007
Interest Rate in	% Change in	% Change in
Basis Points	Net Interest	Net Interest
(Rate Shock)	Income	Income
+200	2.0	(0.1)
+100	2.4	0.1
Static	0.0	0.0
-100	(4.2)	(1.5)
ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at September 30, 2008 and December 31, 2007 are included in the following table:

	At September 30,	At December 31,
	2008	2007
Change in
Interest Rate	%	%
in Basis Points	Change	Change
(Rate Shock)	in EVE	in EVE
+200	(14.4)	(4.9)
+100	(5.8)	(1.6)
Static	0.0	0.0
-100	(2.5)	(4.3)

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of September 30, 2008, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.
Liquidity and Capital Resources
Sterling's primary sources of funds are borrowings in the form of customer deposits and wholesale funds from commercial banks, the FHLB, and the Federal Reserve Bank (''FRB''), the collection of principal and interest primarily from loans, as well as from mortgage backed securities, and the sale of loans into the secondary market primarily as a function of Sterling's mortgage banking activities.
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
Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans or purchasing assets such as MBS and investment securities. These borrowings include advances from the FHLB, reverse repurchase agreements, primary credits and term auction facilities from the FRB, and federal funds purchased. Sterling had access to over $3.0 billion and $1.99 billion of additional liquidity from these sources as of September 30, 2008 and December 31, 2007, respectively. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At September 30, 2008 and December 31, 2007, these credit lines represented a total borrowing capacity of $2.95 billion and $2.39 billion, of which $1.30 billion and $836.3 million was available, respectively. At September 30, 2008 and December 31, 2007, Sterling had $1.15 billion and $1.03 billion in outstanding borrowings under reverse repurchase agreements, respectively. Sterling had securities available for additional secured borrowings of approximately $145.0 million and $163.1 million as of September 30, 2008 and December 31, 2007, respectively. The structure of reverse repurchase agreements is to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling also had $29.0 million and $151.7 million of federal funds purchased, which are short term borrowings from correspondent banks and the Federal Reserve, as of September 30, 2008 and December 31, 2007, respectively. During the first quarter of 2008, in an effort to increase liquidity in the banking system, the Federal Reserve lowered the rate of borrowings from its discount window to 25 basis points above the federal funds target rate, lengthened the term of these borrowings, and broadened the range of collateral that it was willing to accept. Sterling has utilized this source of funds to the extent that these funds are more competitive than other sources.
Sterling, on a parent company-only basis, had cash of approximately $12.1 million and $33.7 million at September 30, 2008 and December 31, 2007, respectively. At both September 30, 2008 and December 31, 2007, Sterling had an investment of $175.1 million in the preferred stock of Sterling Savings Bank. At September 30, 2008 and December 31, 2007, Sterling had an investment in the common stock of Sterling Savings Bank of $865.8 million, and in Golf Savings Bank of $35.7 million and $31.7 million, respectively. Sterling received cash dividends from Sterling Savings Bank of $28.6 million and $26.5 million during the nine months ended September 30, 2008 and 2007, respectively. These resources contributed to Sterling's ability to meet its operating needs, including interest expense on its long-term debt and the payment of dividends. Sterling Savings Bank's ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. In September 2008, Sterling terminated its revolving credit agreement with Wells Fargo Bank, N.A. because Sterling had not used the facility during 2008 and the cost of maintaining the facility outweighed the benefit of having it available.

Although general market trends in connection with the current distress in financial markets may impact the availability of wholesale funds from commercial banks and other sources of liquidity, Sterling believes that it has and will continue to have sufficient access to liquidity and capital to maintain current levels of operations and estimates that its current access to liquidity would allow it to fund operations without depending on wholesale funds from other commercial banks for three to four years if necessary. See ''Other Information — Risk Factors.''
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
As of September 30, 2008 and December 31, 2007, the reserve for unfunded commitments was $6.4 million and $6.3 million, respectively. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.
As part of its mortgage banking activities, Sterling issues interest rate lock commitments to prospective borrowers on residential mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors under both non-binding (''best-efforts'') and binding (''mandatory'') delivery programs. For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to interest rate lock commitments, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of September 30, 2008, Sterling had interest rate lock commitments of $28.1 million and $33.0 million of warehouse loans held for sale that were not committed to investors, Sterling held offsetting forward sale agreements on MBS valued at $56.0 million. In addition Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $6.1 million as of September 30, 2008. As of December 31, 2007, Sterling did not have any loans subject to interest rate lock commitments under mandatory delivery programs. As of September 30, 2008 and December 31, 2007, Sterling had entered into best efforts forward commitments to sell $82.8 million and $41.3 million of mortgage loans, respectively.
Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of September 30, 2008 and December 31, 2007, were $2.3 million and $1.6 million, respectively.

Capital
Sterling's total shareholders' equity decreased $4.9 million during the nine months ended September 30, 2008 from $1.19 billion at December 31, 2007, as the increase in the unrealized loss on the mortgage backed securities portfolio outpaced additions to equity from earnings retention and the administration of certain employee benefits.
At September 30, 2008 and December 31, 2007, Sterling had an unrealized loss of $49.0 million and $28.4 million, respectively, on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders' equity and may continue to do so in future periods. Shareholders' equity was 9.4% of total assets at September 30, 2008 compared with 9.8% at December 31, 2007.
Sterling has outstanding various series of capital securities (''Trust Preferred Securities'') issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, subject to certain limitations.
Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling's management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2008, each of the companies exceeded all such regulatory capital requirements and were ''well capitalized'' pursuant to such regulations. The following table sets forth their respective capital positions at September 30, 2008:

	Minimum Capital		Well-Capitalized
	Requirements		Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$490,512	4.0%	$613,140	5.0%	$979,713	8.0%
Sterling Savings Bank	472,119	4.0%	590,149	5.0%	936,177	7.9%
Golf Savings Bank	18,019	4.0%	22,523	5.0%	33,816	7.5%
Tier 1 (to risk-weighted assets)
Sterling	404,557	4.0%	606,835	6.0%	979,713	9.7%
Sterling Savings Bank	393,029	4.0%	589,543	6.0%	936,177	9.5%
Golf Savings Bank	12,303	4.0%	18,454	6.0%	33,764	11.0%
Total (to risk-weighted assets)
Sterling	809,114	8.0%	1,011,392	10.0%	1,109,844	11.0%
Sterling Savings Bank	786,057	8.0%	982,571	10.0%	1,062,697	10.8%
Golf Savings Bank	24,605	8.0%	30,757	10.0%	37,614	12.3%
Sterling's management believes that Sterling is eligible to participate in the CPP program administered by the UST and has submitted a preliminary application to the Federal Reserve and the FDIC seeking approval to participate. There can be no assurance that the Federal Reserve, the FDIC or the UST will deem Sterling eligible to participate, but if Sterling is eligible, Sterling anticipates that participation in the program would provide Sterling with a significant source of capital. See ''- Regulation and Compliance.''
Goodwill Litigation
In April 2008, the U.S. Government appealed the U.S. Court of Federal Claim's February 19, 2008 ruling that awarded damages to Sterling in the amount of $1.05 million resulting from Sterling's lawsuit against the U.S. Government for breach of contract with respect to the loss of goodwill treatment and other matters relating to Sterling's past acquisitions of troubled thrift institutions. Sterling filed a notice of cross appeal. The Government subsequently withdrew its appeal, leaving as the sole issue for appellate consideration the sufficiency of the damages award to Sterling. Sterling and the Government have agreed to mediate this issue with a different judge of the U.S.

Court of Federal Claims acting as a neutral mediator. The mediation is set to begin in late November, 2008. It is not possible to predict whether, or at what amount, the parties may come to terms of settlement.
New Accounting Pronouncements
In September 2006, the Emerging Issues Task Force (''EITF'') reached a consensus on Issue No. 06-4, ''Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.'' Under the provisions of EITF Issue No. 06-4, Sterling recognizes the amount that is owed current or former employees under split dollar BOLI. Sterling adopted the EITF 06-4 effective January 1, 2008, which resulted in a cumulative charge of $2.1 million to retained earnings.
In September 2006, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards (''FAS'') No. 157, ''Fair Value Measurements'' (''FAS 157''). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In September 2008, FASB Staff Position (''FSP'') FAS 157-3, ''Determining the Fair Value of Financial Assets when the Market for that Asset is not Marketable,'' provided additional valuation guidance for illiquid and distressed market conditions. In February 2007, FASB issued FAS 159, ''The Fair Value Option for Financial Assets and Financial Liabilities'' (''FAS 159''). FAS 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. Both FAS 157 and 159 became effective for Sterling as of January 1, 2008. See Note 10 for a discussion of their impact. Sterling applied FAS 159 to its loans held for sale in order to match changes in the value of the loans with the value of their economic hedges without having to apply complex hedge accounting.
In November 2007, the SEC issued Staff Accounting Bulletin 109, ''Written Loan Commitments Recorded at Fair Value Through Earnings,'' (''SAB 109'') regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for Sterling as of January 1, 2008. See Note 9 of ''Notes to Consolidated Financial Statements.''
In March 2008, the FASB issued FAS 161, ''Disclosures about Derivative Instruments and Hedging Activities,'' an amendment of FAS 133. FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for Sterling as of December 31, 2008. Sterling is currently evaluating the impact of FAS 161.
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
On October 3, 2008, in response to upheaval within the financial markets, the President signed into law the Emergency Economic Stabilization Act of 2008 (the ''Act''), which authorized the United States Department of Treasury (the ''UST'') to establish the Troubled Assets Relief Program (''TARP'') to purchase ''troubled assets'' held by financial institutions. Under the TARP program the UST is authorized to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the UST. The purpose of this program is to restore confidence and stability to the financial markets and to encourage the flow of credit within the financial system.
On October 14, 2008, the UST announced the terms of the TARP Capital Purchase Program (''CPP''), through which the UST will make capital investments in banking institutions by purchasing senior preferred shares.

The terms of the CPP program are standardized and any qualifying financial institution may elect to participate by notifying its federal banking agency by November 14, 2008, 5:00 p.m. Only institutions determined to be eligible for CPP by the UST and the financial institution's primary federal regulator will be allowed to participate. Once the eligible institutions are selected, the UST will determine the allocations of capital to each institution and has announced that it will fund the purchase of the preferred stock no later than December 31, 2008.
The terms of the CPP program have been announced as follows:
Participating institutions will be required to subscribe for no less than the minimum subscription amount of 1 percent of their risk-weighted assets. The maximum subscription amount to be allowed is the lesser of $25 billion or 3 percent of risk-weighted assets.
The senior preferred shares to be issued to the UST pursuant to the program will qualify as Tier 1 capital and will rank senior to common stock. The senior preferred shares will be pari passu, or equal in priority to, existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will generally be non-voting, but will retain class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The UST may also transfer the senior preferred shares to a third party at any time.
In conjunction with the purchase of senior preferred shares, the UST will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The per share exercise price of the shares underlying the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average.
Companies participating in the program are required to adopt the UST standards for executive compensation and corporate governance, for the period during which the UST holds equity issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. These standards require participating institutions to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) require clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibit making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) agree not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.
Sterling's management believes that Sterling is eligible to participate in the CPP program and has submitted a preliminary application to the Federal Reserve and the FDIC seeking their recommendation that the UST approve Sterling's participation. There can be no assurance whether or not Sterling will be deemed eligible to participate by the Federal Reserve, the FDIC or the UST.
Forward-Looking Statements
From time to time, Sterling and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be contained in this report and in other documents that Sterling files with the Securities and Exchange Commission. Such statements may also be made by Sterling and its senior managers in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as ''may,'' ''could,'' ''should,'' ''would,'' ''believe,'' ''anticipate,'' ''estimate,'' ''seek,'' ''expect,'' ''intend,'' ''plan'' and similar expressions.
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
Item 3 Quantitative and Qualitative Disclosures About Market Risk
For a discussion of Sterling's market risks, see ''Management's Discussion and Analysis — Asset and Liability Management.''
Item 4 Controls and Procedures
Disclosure Controls and Procedures
Sterling's management, with the participation of Sterling's principal executive officer and principal financial officer, has evaluated the effectiveness of Sterling's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ''Exchange Act'') as of the end of the period covered by this report. Based on such evaluation, Sterling's principal executive officer and principal financial officer have concluded that, as of the end of such period, Sterling's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Sterling in the reports that it files or submits under the Exchange Act.

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
Current market developments may adversely affect our industry, business, results of operations and access to capital.
Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital. In particular, we may face the following risks in connection with these events:
•	Market developments may affect consumer confidence levels and may cause declines in credit card usage and adverse changes in payment patterns, causing increases in delinquencies and default rates.

•	The processes we use to estimate inherent losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•	Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

STERLING FINANCIAL CORPORATION
PART II — Other Information
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients, resulting in a significant credit concentration with respect to the financial services industry overall. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.
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

STERLING FINANCIAL CORPORATION (Registrant)
November 7, 2008	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

Exhibit No.	Exhibit Index
3.1	Restated Articles of Incorporation of Sterling. Filed herewith.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling's current report on Form 8-K filed December 21, 2007, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling's total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.