Form 10-K
period 2008-12-31
STERLING FINANCIAL CORP /WA/
filed 2009-03-06
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended DECEMBER 31, 2008

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

Common Stock ($1.00 par value)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐        Accelerated filer    ☑        Non-accelerated filer    ☐        Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No    ☑

As of June 30, 2008, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the NASDAQ Global Select Market, was $208 million.

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of January 31, 2009 was 52,394,260.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement for its 2009 annual meeting of shareholders are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2008 ANNUAL REPORT ON FORM 10-K

PART I

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Item 1.    Business

General

Sterling Financial Corporation (“Sterling”) is a bank holding company, organized under the laws of Washington in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiary of Sterling Savings Bank is INTERVEST-Mortgage Investment Company (“INTERVEST”). During 2008, the operations of Sterling Savings Bank’s subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank’s subsidiary, Harbor Financial Services, Inc., were moved into the wealth management division of Sterling Savings Bank. Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.

Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.79 billion in total assets as of December 31, 2008, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured and uninsured deposits from the general public through 179 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Sterling Savings Bank residential loan production offices, and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through wealth management representatives located throughout Sterling’s financial service center network.

Sterling continues to implement its strategy to become the leading community bank in the western United States by increasing its commercial and consumer customer relationships that can provide a wider variety of lending opportunities, as well as increasing its commercial and retail deposits, particularly transaction accounts. Management believes that a community bank mix of assets and liabilities will enhance its net interest income (“NII”) (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase fee income, although there can be no assurance in this regard. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations (“MBO”). The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC and the Washington State Department of Financial Institutions (“WDFI”). Sterling’s subsidiaries are also subject to regulation by the state agencies for the states in which they conduct business.

Sterling’s earnings per share and performance ratios for 2008 were impacted by the major disruption in the housing market and downturn in the economy. During 2008, Sterling recorded a $333.6 million provision for credit losses compared with $25.1 million for 2007, and recorded a $223.8 million non-cash charge to reflect impairment of Sterling’s goodwill. Sterling has taken a number of steps to enhance and preserve its capital base and protect customer deposits. Sterling’s retail and commercial banking groups continue to perform well, generating net interest income of $359.6 million for 2008 versus $355.4 million for 2007. Sterling remains well capitalized, with excess liquidity, and expects to continue lending to the communities it serves, as well as continue absorbing elevated credit costs.

Company Growth

Sterling intends to continue to pursue a long-term growth strategy to become the leading community bank in the western United States, although, with the current economic slow down, growth opportunities may be limited in the near-term. In addition to future organic growth, this long-term strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities. However, market conditions are having a significant negative impact on the banking industry and there is no assurance that Sterling will be successful at identifying or completing any such acquisitions.

On February 28, 2007, Sterling completed its acquisition of Northern Empire Bancshares, a California corporation (“Northern Empire”) by issuing $30.0 million in cash, and 8,914,815 shares of Sterling common stock valued at $290.4 million in exchange for all outstanding Northern Empire shares. Options to purchase 646,018 shares of Northern Empire common stock were converted into options to purchase 573,212 shares of Sterling common stock, valued at $12.3 million. The total value of the transaction was $332.8 million. Northern Empire merged into Sterling, with Sterling being the surviving corporation in the merger. Northern Empire’s financial institution subsidiary, Sonoma National Bank, merged with and into Sterling’s subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

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

Segment Results

For purposes of measuring and reporting financial results, Sterling is divided into five business segments:

•

The Community Banking segment provides traditional bank services through the retail and commercial banking and wealth management and administrative division groups of Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Construction Lending segment originates and services construction loans through the real estate division of Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling’s subsidiary, Golf Savings Bank.

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

During 2008, the operations of Sterling Savings Bank’s subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank’s subsidiary,

Harbor Financial Services, Inc., were moved into the wealth management division of Sterling Savings Bank. The financial results for the real estate division are reflected in the Residential Construction Lending segment, while the wealth management division’s financial results are included in the Community Banking segment. For comparability purposes, prior period segment information has been restated to reflect this realignment.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	As of and for the Year Ended December 31, 2008
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
Interest income	$565,767	$99,027	$30,559	$18,962	$747	$715,062
Interest expense	(262,637)	(62,492)	(17,570)	0	(12,811)	(355,510)

Net interest income (expense)	303,130	36,535	12,989	18,962	(12,064)	359,552
Provision for losses on loans	(105,915)	(221,135)	(6,547)	0	0	(333,597)
Noninterest income	50,757	3,234	23,572	3,803	(9,258)	72,108
Noninterest expense	(233,502)	(9,766)	(28,905)	(9,463)	(4,094)	(285,730)
Goodwill impairment	(192,695)	0	(31,070)	0	0	(223,765)

Income (loss) before income taxes	$(178,225)	$(191,132)	$(29,961)	$13,302	$(25,416)	$(411,432)

Total assets	$10,721,836	$1,526,416	$517,728	$14,958	$9,778	$12,790,716

	As of and for the Year Ended December 31, 2007
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
Interest income	$548,815	$185,090	$23,863	$9,000	$210	$766,978
Interest expense	(274,100)	(104,758)	(14,462)	0	(18,298)	(411,618)

Net interest income (expense)	274,715	80,332	9,401	9,000	(18,088)	355,360
Provision for losses on loans	11,047	(35,752)	(383)	0	0	(25,088)
Noninterest income	81,735	6,945	21,012	7,496	(23,710)	93,478
Noninterest expense	(230,825)	(10,395)	(30,584)	(10,970)	(2,763)	(285,537)

Income (loss) before income taxes	$136,672	$41,130	$(554)	$5,526	$(44,561)	$138,213

Total assets	$9,999,348	$1,847,344	$399,306	$10,445	$(106,668)	$12,149,775

	As of and for the Year Ended December 31, 2006
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
Interest income	$421,097	$110,781	$11,177	$9,298	$(1,498)	$550,855
Interest expense	(210,718)	(58,446)	(7,153)	0	(10,626)	(286,943)

Net interest income (expense)	210,379	52,335	4,024	9,298	(12,124)	263,912
Provision for losses on loans	(14,167)	(4,446)	(90)	0	0	(18,703)
Noninterest income	58,901	7,373	11,615	6,047	(14,596)	69,340
Noninterest expense	(164,133)	(12,601)	(18,091)	(9,101)	(2,447)	(206,373)

Income (loss) before income taxes	$90,980	$42,661	$(2,542)	$6,244	$(29,167)	$108,176

Total assets	$8,299,144	$1,316,763	$308,500	$10,929	$(100,844)	$9,834,492

Profitability Drivers

We expect to return to profitability in the future by:

•	Growing our core deposits, particularly commercial, consumer and public sector transaction deposits.

•

Expanding full banking relationship products and services for commercial and public sector customers, including depository and treasury management services such as lockbox, on-line net banking, merchant services, analyzed and sweep accounts, remote deposit capture and international services.

•	Diversifying and growing our fee income through existing and new fee income sources, including deposit fees, transaction fees, fees from mortgage banking and other fees.

•	Improving asset quality through robust underwriting and credit approval functions, and the reduction of non-performing assets.

•	Changing the mix of the loan portfolio to increase the volume of higher-yielding commercial banking and consumer loans.

•	Managing interest rate risk to protect net interest margin in a changing interest rate environment.

•	Controlling expenses and increasing operating efficiency.

Together, we believe these strategies will contribute to a return to high quality earnings and maximizing shareholder value. The effect of these strategies on our financial results is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Capital Enhancement

On December 5, 2008, Sterling completed the sale of 303,000 shares of preferred stock and issued a warrant to purchase 6,437,677 shares of Sterling’s common stock to the U.S. Department of the Treasury (the “Treasury Department”), raising total proceeds of $303 million. The proceeds are treated as Tier 1 capital. The 303,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series, A, issued by Sterling will pay a cumulative compounding dividend of 5% per year for the first five years and will reset to a rate of 9% per year after five years. After three years, the preferred shares may be redeemed by Sterling at their issue price, plus all accrued and unpaid dividends. Subject to approval by Sterling’s banking regulators, the preferred shares may also be redeemed at any time if Sterling chooses to replace them with newly raised equity capital. In addition to the preferred shares, the Treasury Department received a warrant to purchase 6,437,677 shares of Sterling common stock at an exercise price of $7.06 per share. See “Business—Regulation,” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Stock Market and Dividend Information.”

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

Sterling’s Correspondent Banking Group offers advanced credit and operational products to other financial institutions. These products include loan participations, image processing, net banking, treasury management, letters of credit, foreign exchange, cash vault, and other services for our business partners.

Sterling’s Private Banking Group provides a full line of financial and credit services to higher-net-worth and higher-income borrowers, including a wide variety of consumer and commercial banking loans. Such loans generally, but do not always, meet the same underwriting requirements or have the same terms as general consumer loans of the same type. The Private Banking Group also serves the needs of the owners and key employees of the commercial and corporate business customers.

Sterling has established minimum underwriting standards, which delineate criteria for sources of repayment, financial strength and credit enhancements such as guarantees. Typically, the primary source of repayment is recurring cash flow of the borrower or cash flow from the business or project being financed. Depending on the type of loan, underwriting standards include minimum financial requirements, maximum loan-to-collateral value ratios, minimum cash flow coverage of debt service, debt-to-income ratios and minimum liquidity requirements. Exceptions to the minimum underwriting standards may be made depending upon the type of loan and financial strength of the borrower. Exceptions are reported to the appropriate level of authority up to and including the subsidiary banks’ board of directors. Common forms of collateral pledged to secure commercial banking loans include real estate, accounts receivable, inventory, equipment, agricultural crops or livestock and marketable securities. Most loans have maximum terms of one to ten years and loan-to-value ratios in the range of 65% to 80%, based on an analysis of the collateral pledged.

Commercial, corporate and private banking loans generally are backed by collateral that may be difficult to obtain or liquidate following a default, and it is difficult to accurately predict the borrower’s ability to generate future cash flows. These loans, however, typically offer higher yields than residential loans, and variable interest rates. The availability of such loans generally encourages potential depositors to establish full-service banking relationships with Sterling.

Multifamily Residential and Commercial Real Estate Lending.    Sterling offers multifamily residential and commercial real estate loans as both construction and permanent loans collateralized by real property. Construction loans on such properties typically have terms of 12 to 24 months and have variable interest rates. Permanent fixed- and adjustable-rate loans on existing properties typically have maturities of three to ten years. Multifamily residential and commercial real estate loans generally involve a higher degree of risk than one- to four-family residential real estate loans, because they typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project and is subject to certain risks not present in one- to four-family residential mortgage lending. These risks include excessive vacancy rates or inadequate operating cash flows. Construction lending is subject to risks such as construction delays, cost overruns, insufficient values and an inability to obtain permanent financing in a timely manner. Sterling has seen a slowdown in the rate at which newly constructed commercial properties are able to obtain tenants, which has impacted some of its borrowers’ ability to obtain permanent financing. Sterling attempts to reduce its exposure to these risks by limiting loan amounts to the amounts readily accepted in the secondary market, by closely monitoring the construction disbursement process, by investigating the borrowers’ finances and, depending on the circumstances, requiring annual financial statements from the borrowers, requiring operating statements on the properties or acquiring personal guarantees from the borrowers.

One- to Four-Family Residential Lending.    Sterling originates fixed- and adjustable-rate residential mortgages (“ARMs”), which have interest rates that adjust annually or every three, five or seven years and are indexed to a variety of market indices, as well as interest only residential mortgages. Sterling focuses its residential lending on traditional amortizing loans for owner occupied borrowers, second homes and investment properties per guidelines. Sterling also has interest only loan programs available that are underwritten according to the borrower’s ability to make fully amortized payments. To a lesser extent, Sterling originates non-owner occupied residential mortgages. With the recent slowdown in the real estate market, Sterling has experienced an increase in classified and non-performing loans in its non-owner occupied residential loan portfolio.

Sterling continues to originate conventional and government-insured residential loans for sale into the secondary mortgage market. Within the secondary mortgage market for conventional loans, Sterling sells its residential loans both on a servicing-released and servicing-retained basis to correspondent institutions that include the Federal Home Loan Mortgage Corporation (“FHLMC”) and to the Federal National Mortgage Association (“FNMA”). Sterling endeavors to underwrite residential loans in compliance with these agencies’ underwriting standards. Loans sold into the secondary market are all sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with these agencies’ or applicable investor underwriting guidelines. Historically, these repurchases have been very limited. Sterling continues to originate residential loans to be held in its portfolio. The maximum loan to value on these products is 80%.

Conventional residential mortgage loans are originated for up to 100% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase private mortgage insurance from approved third parties so that Sterling’s risk is limited to approximately 80% of the appraised value on most loans with loan-to-value ratios in excess of 80%. Sterling’s residential lending programs are designed to comply with all applicable regulatory requirements. For a discussion of Sterling’s management of interest rate risk (“IRR”) on conventional loans, see “—Secondary Market Activities.”

Sterling originates residential construction loans on presold and spec homes, as well as townhouses and condominiums and provides land, lot, and acquisition and development loans for residential subdivisions. However, in the current economic environment, the number of viable residential construction projects that meet Sterling’s underwriting standards are limited. Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Sterling’s risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Sterling might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Sterling also might be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Sterling’s underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Sterling has seen a deterioration of the credit quality of its residential construction portfolio as evidenced by the increase in classified and non-performing construction loans. Sterling endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers and by dealing only with qualified builders/borrowers. See “—Classified and Non-performing Assets.”

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

The following table sets forth information on loan originations for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage:
One- to four-family residential	$1,464,673	40.4	$1,492,026	27.2	$830,619	16.7
Multifamily residential	170,975	4.7	35,870	0.7	4,215	0.1
Commercial real estate	326,853	9.0	163,315	3.0	131,001	2.6

Total mortgage loans	1,962,501	54.1	1,691,211	30.9	965,835	19.4

Construction:
One- to four-family residential	383,922	10.6	1,584,449	28.9	1,425,248	28.7
Multifamily residential	25,374	0.7	118,799	2.2	156,932	3.2
Commercial real estate	192,755	5.3	488,372	8.9	752,458	15.1

Total construction loans	602,051	16.6	2,191,620	40.0	2,334,638	47.0

Total mortgage and construction loans	2,564,552	70.7	3,882,831	70.9	3,300,473	66.4

Commercial and consumer:
Commercial banking	541,978	15.0	995,732	18.2	1,154,304	23.2
Consumer—direct	326,763	9.0	359,338	6.6	327,027	6.6
Consumer—indirect	190,177	5.3	242,309	4.3	189,505	3.8

Total commercial and consumer loans	1,058,918	29.3	1,597,379	29.1	1,670,836	33.6

Total loans originated	$3,623,470	100.0	$5,480,210	100.0	$4,971,309	100.0

Construction loan originations in 2008 decreased as compared to 2007, reflecting both Sterling’s intention to reduce the balance of these loans in its loan portfolio, and current economic conditions that have caused a decline in demand for these loans.

Loan Portfolio Analysis.    The following table sets forth the composition of Sterling’s loan portfolio by type of loan at the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage:
One- to four-family residential	$867,384	9.6	$703,826	7.8	$654,661	9.2	$488,633	9.9	$794,632	18.4
Multifamily residential	477,615	5.3	389,388	4.3	263,053	3.7	332,211	6.7	184,754	4.3
Commercial real estate	1,364,885	15.1	1,223,036	13.5	795,386	11.2	792,219	16.0	699,879	16.3

Total mortgage loans	2,709,884	30.0	2,316,250	25.6	1,713,100	24.1	1,613,063	32.6	1,679,265	39.0

Construction:
One- to four-family residential	1,455,860	16.1	1,933,125	21.3	1,429,772	20.1	591,362	11.9	356,644	8.3
Multifamily residential	324,818	3.6	263,873	2.9	189,819	2.7	143,272	2.9	102,166	2.4
Commercial real estate	754,017	8.4	747,913	8.2	671,291	9.4	286,868	5.8	194,085	4.5

Total construction loans	2,534,695	28.1	2,944,911	32.4	2,290,882	32.2	1,021,502	20.6	652,895	15.2

Total mortgage and construction loans	5,244,579	58.1	5,261,161	58.0	4,003,982	56.3	2,634,565	53.2	2,332,160	54.2

Commercial and consumer:
Commercial banking	2,532,158	28.1	2,639,196	29.1	2,069,086	29.1	1,531,079	30.9	1,311,197	30.4
Consumer—direct	859,222	9.5	798,519	8.8	749,626	10.5	618,528	12.5	543,895	12.6
Consumer—indirect	389,298	4.3	376,937	4.1	288,704	4.1	166,143	3.4	120,894	2.8

Total commercial and consumer loans	3,780,678	41.9	3,814,652	42.0	3,107,416	43.7	2,315,750	46.8	1,975,986	45.8

Total loans receivable	9,025,257	100.0	9,075,813	100.0	7,111,398	100.0	4,950,315	100.0	4,308,146	100.0

Deferred fees, net	(9,798)		(16,480)		(12,308)		(8,916)		(6,907)

Gross loans receivable	9,015,459		9,059,333		7,099,090		4,941,399		4,301,239
Allowance for loan losses	(208,365)		(111,026)		(77,849)		(52,033)		(47,352)

Loans receivable, net	$8,807,094		$8,948,307		$7,021,241		$4,889,366		$4,253,887

Contractual Principal Payments.    The following table sets forth the scheduled contractual principal repayments for Sterling’s loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for credit losses. The majority of Sterling’s construction loans mature in 2009. Sterling’s Residential Construction Special Project Team is working closely with these borrowers to identify, manage and resolve credit quality issues, and collect or renew performing loans.

	Balance Outstanding at December 31, 2008		Principal Payments Contractually Due in Fiscal Years
			2009		2010-2013		Thereafter
	(in thousands)
	fixed	variable	fixed	variable	fixed	variable	fixed	variable
Mortgage	$1,007,259	$1,702,625	$69,885	$146,418	$281,598	$303,838	$655,776	$1,252,369
Construction:
Residential	31,707	1,424,153	26,990	1,212,269	3,799	170,662	918	41,222
Multifamily	0	324,818	0	266,593	0	58,225	0	0
Commercial	37,447	716,570	28,677	548,766	7,606	145,540	1,164	22,264

Total Construction	69,154	2,465,541	55,667	2,027,628	11,405	374,427	2,082	63,486
Consumer—direct	563,112	296,110	40,056	45,443	140,772	6,957	382,284	243,710
Consumer—indirect	389,298	0	82,658	0	278,938	0	27,702	0
Commercial banking	709,934	1,822,224	242,274	780,673	281,067	293,174	186,593	748,377

	$2,738,757	$6,286,500	$490,540	$3,000,162	$993,780	$978,396	$1,254,437	$2,307,942

Loan Servicing.    Sterling services its own loans, as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures in the event of unremedied defaults. For loans serviced for others, Sterling generally receives a fee based on the unpaid principal balance of each loan to compensate for the costs of performing the servicing function.

For residential mortgage loans serviced for other investors, Sterling receives a fee, generally ranging from 5 to 25 basis points of the unpaid principal balance. At December 31, 2008 and 2007, Sterling serviced for itself and for other investors, residential mortgage loans totaling $1.29 billion and $1.22 billion, respectively. Of such mortgage loans, $501.6 million in 2008 and $598.5 million in 2007 were primarily serviced for FHLMC and FNMA. Sterling’s ability to continue as a seller/servicer for these agencies is dependent upon meeting their qualifications. Sterling currently meets all applicable requirements.

Sterling receives a fee for servicing commercial and multifamily real estate loans for other investors. This fee generally ranges from 5 to 25 basis points of the unpaid principal balance. At December 31, 2008 and 2007, Sterling serviced for itself and other investors, commercial and multifamily real estate loans totaling $3.44 billion and $3.19 billion, respectively.

Secondary Market Activities.    Sterling has developed correspondent relationships with a number of mortgage companies and financial institutions to facilitate the origination and sale of mortgage loans in the secondary market on either a participation or whole loan basis. Substantially all of these loans are secured by real estate. On a limited basis, Sterling has purchased mortgage loans in the secondary market. Agents who present loans to Sterling for purchase are required to provide a processed loan package prior to commitment. Sterling then underwrites the loan in accordance with its established lending standards. During 2008, Sterling did not purchase any loans in the secondary market.

In 2008 and 2007, nearly all of Sterling’s sales of residential mortgage loans were sold into the secondary market on a servicing-released basis. Sterling generally receives a fee of approximately 100 to 200 basis points of the principal balance of mortgage loans for releasing the servicing. For sales of loans on a servicing-retained basis, Sterling records a servicing asset of approximately 100 to 115 basis points of the principal balance. At December 31, 2008 and 2007, Sterling had recorded $5.7 million and $9.0 million in servicing rights, respectively. See Note 5 of “Notes to Consolidated Financial Statements.”

Sterling, from time to time, sells participations in certain commercial real estate loans to investors on a servicing-retained basis. During the years ended December 31, 2008, 2007 and 2006, Sterling sold approximately $23.0 million, $56.0 million and $54.9 million in loans under participation agreements, resulting in net gains of $109,000, $3.0 million and $747,000, respectively.

Loan Commitments.    Sterling makes written commitments to individual borrowers and mortgage brokers for the purposes of originating and purchasing loans. These loan commitments establish the terms and conditions under which Sterling will fund the loans. Sterling had outstanding commitments to originate or purchase loans, the undisbursed portion of which aggregated $809.3 million and $1.40 billion at December 31, 2008 and 2007, respectively. Sterling also had secured and unsecured commercial and personal lines of credit, the undisbursed portion of which was approximately $1.00 billion and $1.13 billion at December 31, 2008 and 2007, respectively. See Note 17 of “Notes to Consolidated Financial Statements.”

Derivatives and Hedging.    As part of its mortgage banking activities, Sterling issues interest rate lock commitments to prospective borrowers on residential mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs. For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to interest rate lock commitments, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. See Note 10 of “Notes to Consolidated Financial Statements.”

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of December 31, 2007, Sterling did not have any loans subject to interest rate lock commitments under mandatory delivery programs. As of December 31, 2008 and 2007, Sterling had entered into best efforts forward commitments to sell $71.0 million and $41.3 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of December 31, 2008 and 2007, were $7.5 million and $1.6 million, respectively.

Classified and Non-performing Assets.    To measure the quality of loans and real estate owned (“REO”), Sterling has established guidelines for classifying and determining provisions for anticipated losses. Sterling’s system employs the classification categories of “substandard,” “doubtful” and “loss” for its classified assets. Substandard assets have deficiencies, which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, and on the basis of currently existing facts, there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset of Sterling. Total classified assets increased to $984.9 million at December 31, 2008, from $234.3 million at December 31, 2007. As a percentage of total assets, classified assets increased to 7.70% at December 31, 2008 from 1.93% at December 31, 2007, reflecting the worsening economic conditions, continued stress on real estate values, and credit stress of borrowers.

The following table describes classified assets by asset type at the dates indicated:

	December 31, 2008	September 30, 2008	June 30, 2008	March 30, 2008	December 31, 2007
	(Dollars in thousands)
Residential real estate	$34,333	$36,863	$21,848	$5,021	$711
Multifamily real estate	16,741	7,313	2,289	470	248
Commercial real estate	37,890	14,931	6,390	6,277	3,224
Construction
Residential construction	548,384	405,753	309,556	255,473	117,424
Multifamily and commercial construction	119,348	17,109	19,042	15,182	3,566

Total construction	667,732	422,862	328,598	270,655	120,990

Consumer—direct and indirect	4,556	4,489	3,994	2,949	2,627
Commercial banking	143,748	130,250	111,344	104,394	95,461

Total classified loans	905,000	616,708	474,463	389,766	223,261
REO	79,875	54,795	22,998	13,027	11,075

Total classified assets	$984,875	$671,503	$497,461	$402,793	$234,336

At December 31, 2008, 74% of classified assets are related to construction, the majority of which was residential construction. The commercial construction and commercial banking loan portfolios have also been affected by the downturn in the housing market, with the classified portion of the commercial banking loan portfolio consisting mainly of loans to construction related industries, or lines of credit to developers. Sterling’s classified assets as of December 31, 2008, included loans to 20 borrowers that in the aggregate exceeded $15 million to each borrower, and together constitute 48% of classified assets. Additional information regarding the classified assets of these 20 borrowers, sorted by market area, as of December 31, 2008 is provided in the following table:

Description	December 31, 2008
(Dollars in thousands)
Portland and Vancouver
Acquisition and development: 72 loans	$50,773
Commercial: 3 loans	42,048
Acquisition and development, and spec: 89 loans	20,193
Acquisition and development, and lots: 15 loans	19,559
Single family residential: 12 loans	16,656
Acquisition and development, and lots: 2 loans	15,439

Total—Portland and Vancouver	164,668

Southern California
Acquisition and development, and lots: 2 loans	15,696
Acquisition and development, and lots: 2 loans	17,895
Acquisition and development, and lots: 1 loan	18,360
Acquisition and development: 2 loans	23,230
Acquisition and development, and vertical: 8 loans	28,027

Total—Southern California	103,208

Puget Sound
Single family residential, and lots: 51 loans	17,149
Single family residential: 68 loans	20,409
Acquisition and development, and lots: 111 loans	25,954
Construction line of credit: 2 loans	26,607

Total—Puget Sound	90,119

Other markets
Multifamily: 13 loans	19,441
Residential construction lots: 1 loan	16,209
Acquisition and development, and commercial: 2 loans	24,525
Multifamily: 1 loan	34,439
Acquisition and development, and spec: 21 loans	20,503

Total—other markets	115,117

Total—Classified Assets of top 20 borrowers	$473,112

As of December 31, 2008, Sterling had charged off approximately $160 million of these loans as confirmed losses. Additionally, Sterling has increased the loan loss provision for the non-impaired classified loans that are included in the calculation of the general loan loss reserve.

Non-performing assets are loans and other assets that are no longer performing in accordance with the terms of the original loan agreement. Non-performing assets are a subset of classified assets, and consist of nonaccrual loans, restructured loans and real estate owned. The following table summarizes the principal balances of non-performing assets at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$474,172	$123,790	$8,486	$8,701	$14,067
Restructured loans	56,618	350	0	1,081	1,305

Total nonperforming loans	530,790	124,140	8,486	9,782	15,372
Real estate owned	79,875	11,075	4,052	779	1,865

Total nonperforming assets	$610,665	$135,215	$12,538	$10,561	$17,237

Total nonperforming assets to total assets	4.77%	1.11%	0.13%	0.14%	0.25%
Total nonperforming loans to loans	5.89%	1.37%	0.12%	0.20%	0.36%
Allowance for estimated losses on loans to total nonperforming loans	39.3%	89.4%	917.4%	531.9%	321.1%

Non-performing loans and assets have experienced a greater percentage increase than total assets and loans receivable. As of December 31, 2008, Sterling had recorded a charge-off of $163.9 million on non accrual loans with an aggregate original principal balance of $453.9 million. The remaining balance after charging off a portion of these loans was $290.0 million. If the charge-off amount would have been treated as a specific reserve as it had been in prior years, Sterling’s ratio of allowance for estimated losses on loans to non-performing loans would have been 53.6%.

The following table describes non-performing assets by asset type at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Residential real estate	$46,043	$1,557	$1,729	$856	$1,377
Multifamily real estate	4,757	2,268	3,356	4,302	7,696
Commercial real estate	7,753	1,418	1,340	2,579	2,543
Construction:
Residential	410,338	102,373	96	0	362
Multifamily	3,894	0	0	0	0
Commercial	70,607	3,042	0	0	0

Total construction	484,839	105,415	96	0	362
Consumer—direct	5,053	1,716	1,069	821	1,336
Consumer—indirect	700	836	154	164	155
Commercial banking	61,520	22,005	4,794	1,839	3,768

Total nonperforming assets	$610,665	$135,215	$12,538	$10,561	$17,237

Non-performing construction loans made up 79% of non-performing assets at the end of 2008. Residential construction non-performing assets rose $308.0 million during 2008, reflecting the worsening economic conditions, continued stress on real estate values, and credit stress of borrowers. Growth in commercial construction non-performing assets reflects a slowdown in the rate at which newly constructed commercial properties are able to obtain tenants (“lease-ups”). The northern California market, in particular, has experienced a significant decline in lease-ups, which has affected the borrowers’ cash flows and ability to meet debt service requirements. The increase of non-performing commercial banking loans primarily reflects the impact of the current economy on business customers that serve the housing industry. The increase in non-performing loans in the residential portfolio primarily reflects the performance of non-owner occupied loans as a result of a slower lease-up of rental units.

As of December 31, 2008, Sterling had recorded a confirmed loss of $163.9 million on $453.9 million of impaired non-performing loans. The remaining balance after charging off a portion of these loans was $290.0 million. Additionally, as of December 31, 2008 and 2007, Sterling had established a specific credit loss allowance of $2.0 million and $8.7 million on non-performing loans of $6.6 million and $24.5 million, respectively. Non-performing loans that do not have a confirmed loss or specific credit loss allowance have a general credit loss allowance. Sterling regularly reviews the collectability of accrued interest and generally ceases to accrue interest on a loan when either principal or interest is past due by 90 days or more. Any accrued and uncollected interest is reversed from income at that time. Loans may be placed in nonaccrual status earlier if, in management’s judgment, the loan may be uncollectible. Interest on such a loan is then recognized as income only if collected or if the loan is restored to performing status. Interest income of $1.3 million, $1.5 million and $249,000 was recorded on these loans during the years ended December 31, 2008, 2007 and 2006, respectively. Additional interest income of $24.1 million, $4.5 million and $321,000 would have been recorded during the years ended December 31, 2008, 2007 and 2006, respectively, if nonaccrual and restructured loans had been current in accordance with their original contractual terms.

REO is recorded at the lower of estimated fair value, less estimated selling expenses, or carrying value at foreclosure. Fair value is defined as the amount in cash or other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal. The carrying value of REO is regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value.

The following table sets forth the activity in Sterling’s REO for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$11,075	$4,052	$779
Loan foreclosures and other additions	124,610	11,418	4,998
Loss at foreclosure	(43,710)	(3,166)	(417)
Improvements and other changes	(1,819)	119	(244)
Sales	(10,208)	(1,348)	(894)
Provisions for losses	(17,628)	0	(170)

Balance at end of period	$62,320	$11,075	$4,052

Allowance for Credit Losses.    Sterling performs valuation analysis on its impaired loans. Valuation analysis compares the anticipated fair value (market value less selling costs, foreclosure costs and projected holding costs), and the book balance (loan principal and accrued interest or carrying value of REO). For loans that are considered collateral dependent, the difference between the fair value and the book value is charged off as a confirmed loss. For a non-collateral dependent loan, Sterling establishes a specific reserve for the difference between fair value and book value of these loans, as the loss is not defined as a confirmed loss because it is not based solely on collateral values. Sterling regularly reviews its classified assets for impairment. Allowances are established or periodically adjusted, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers.

Sterling modified its estimate of the fair value of loans being tested for impairment during the fourth quarter of 2008. The fair value is now estimated excluding the potential cash flows from certain guarantors. To the extent that these guarantors are able to provide repayments, a recovery would be recorded upon receipt. In addition to the higher credit provision recorded during the fourth quarter of 2008, in many cases, Sterling re-assessed the accounting for real estate loans treated as collateral dependent. As a result, Sterling now considers any impairment on a collateral-dependent loan to be a confirmed loss and charges off the impairment amount when the impairment is identified, rather than establishing a specific allowance on impaired collateral-dependent loans that would have been charged off when foreclosure was probable. As a result of this change, the specific loss allowance was reduced by approximately $163.9 million and is now reflected as part of net charge-offs.

Sterling maintains an allowance for credit losses at a level deemed appropriate by management to adequately provide for probable losses related to specifically identified loans and probable losses in the remaining portfolio, as well as unfunded commitments. The allowance is based upon historical loss experience, delinquency trends, portfolio size, concentrations of risk, prevailing and anticipated economic conditions, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, specific problem loans and other relevant factors. The portfolio is grouped into standard industry categories for homogeneous loans based on characteristics such as loan type, borrower and collateral. Multiple years of historical loss experience are used to develop loss emergence periods and expected losses for each loan category.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to be a confirmed loss. Because the allowance for credit losses is based on estimates, ultimate losses may materially differ from the estimates. See Note 4 of “Notes to Consolidated Financial Statements.”

Management believes that the allowance for credit losses is adequate given the composition and risks of the loan portfolios, although there can be no assurance that the allowance will be adequate to cover all contingencies. The following table sets forth information regarding changes in Sterling’s allowance for estimated credit losses for the periods indicated:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance—loans, January 1	$111,026	$77,849	$52,034	$47,352	$34,139
Charge-offs:
Residential real estate	(6,187)	(30)	(32)	(37)	(59)
Multifamily real estate	(1,806)	0	0	(3)	(2)
Commercial real estate	(17,023)	(70)	(902)	(2,315)	(1,824)
Construction	(168,471)	(3,430)	(12)	(19)	(645)
Consumer—direct	(4,053)	(1,268)	(619)	(1,107)	(1,373)
Consumer—indirect	(5,864)	(1,884)	(823)	(449)	(370)
Commercial banking	(19,920)	(1,000)	(2,017)	(5,721)	(1,210)

Total charge-offs	(223,324)	(7,682)	(4,405)	(9,651)	(5,483)

Recoveries:
Residential real estate	66	5	5	6	25
Multifamily real estate	0	0	0	0	0
Commercial real estate	69	41	157	42	5
Construction	221	3	20	0	2
Consumer—direct	272	261	193	238	214
Consumer—indirect	1,370	495	310	200	111
Commercial banking	80	128	68	86	11

Total recoveries	2,078	933	753	572	368

Net charge-offs	(221,246)	(6,749)	(3,652)	(9,079)	(5,115)
Provision	333,597	24,838	18,703	15,200	12,150
Acquired	0	15,294	13,155	0	6,722
Transfers	(15,012)	(206)	(2,391)	(1,439)	(544)

Allowance—loans, December 31	208,365	111,026	77,849	52,034	47,352

Allowance—unfunded commitments, January 1	6,306	5,840	3,449	2,010	1,466
Provision	62	260	0	0	0
Amounts written off	(46)	0	0	0	0
Transfers	15,012	206	2,391	1,439	544

Allowance—unfunded commitments, December 31	21,334	6,306	5,840	3,449	2,010

Balance at end of period	$229,699	$117,332	$83,689	$55,483	$49,362

Allowances allocated to loans classified as loss	$1,980	$8,678	$1,379	$2,159	$3,528
Ratio of net charge-offs to average loans outstanding during the period	2.37%	0.08%	0.06%	0.20%	0.13%

Sterling recorded provisions for credit losses of $333.6 million and $25.1 million for the years ended December 31, 2008 and 2007, respectively. Sterling has increased its provision for credit losses in response to an increase in the level of classified loans and charge offs, particularly in the residential construction portfolio. Similarly, the amount of the provision that is allocated to unfunded commitments has increased due to the percentage increase in loan commitments that relate to loans that are classified.

The following table sets forth the loan loss allowance by category and summarizes the percentage of total loans in each category to total loans:

	December 31,
	2008		2007		2006		2005		2004
	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans
	(Dollars in thousands)
Residential real estate	$8,147	9.6	$965	7.8	$1,405	9.2	$1,039	9.9	$1,642	18.4
Multifamily real estate	4,795	5.3	659	4.3	671	3.7	790	6.7	440	4.3
Commercial real estate	24,720	15.1	21,244	13.5	17,565	11.2	12,748	16.0	14,185	16.3
Construction	118,279	28.1	50,109	32.4	12,098	32.2	4,566	20.6	4,254	15.2
Consumer—direct	7,207	9.5	7,274	8.8	8,205	10.5	6,795	12.5	7,247	12.6
Consumer—indirect	7,401	4.3	5,056	4.1	2,880	4.1	1,205	3.4	1,156	2.8
Commercial banking	29,019	28.1	23,830	29.1	34,209	29.1	23,626	30.9	18,075	30.4
Unallocated	8,797	N/A	1,889	N/A	816	N/A	1,265	N/A	353	N/A

	$208,365	100.0	$111,026	100.0	$77,849	100.0	$52,034	100.0	$47,352	100.0

During 2008, Sterling’s loan loss allowance increased by $97.3 million. The increase was primarily due to the increase in classified and non-performing construction loans. The loan loss allowance allocated to construction loans increased by $68.2 million.

Investments and Mortgage-Backed Securities

Investments and MBS that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. At December 31, 2008 and 2007, investments and MBS classified as held to maturity were $175.9 million and $132.8 million, respectively. See “MD&A—Critical Accounting Policies—Investments and MBS.”

At December 31, 2008 and 2007, investments and MBS classified as available for sale were $2.64 billion and $1.85 billion, respectively. The carrying value of these investments and MBS at December 31, 2008 includes net unrealized losses of $28.4 million, as compared to $28.5 million as of December 31, 2007. Fluctuations in prevailing interest rates continue to cause volatility in this component of accumulated comprehensive income and may continue to do so in future periods. See “MD&A—Critical Accounting Policies—Investments and MBS.”

Sterling invests primarily in MBS issued by the Federal Home Mortgage Corporation (“FHLMC”), the Federal National Mortgage Corporation (“FNMA”) and the Government National Mortgage Association (“GNMA”), and has limited investments in other non-agency obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral, which can be used to secure borrowings. Sterling invests primarily in investment-grade investments and MBS. Sterling does not invest in collateralized debt obligations or similar exotic structured investment products. See “MD&A—Results of Operations—Non-Interest Income and Non-Interest Expense” and Note 2 of “Notes to Consolidated Financial Statements.”

The following table provides the carrying values, contractual maturities and weighted average yields of Sterling’s investment and MBS portfolio at December 31, 2008. Actual maturities may differ from the contractual maturities, because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Maturity
	Less than One Year	One to Five Years	Over Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Mortgage-backed securities
Balance	$0	$61,579	$283,668	$2,074,765	$2,420,012
Weighted average yield	0.00%	3.96%	4.53%	5.38%	5.24%
Municipal bonds
Balance	$501	$3,072	$21,780	$235,520	$260,873
Weighted average yield(1)	3.13%	3.33%	5.41%	4.71%	4.75%
Short term commercial paper
Balance	$99,117	$0	$0	$0	$99,117
Weighted average yield	5.81%	0.00%	0.00%	0.00%	5.81%
Other
Balance	$95	$0	$0	$35,023	$35,118
Weighted average yield	4.55%	0.00%	0.00%	8.33%	8.30%

Total carrying value	$99,713	$64,651	$305,448	$2,345,308	$2,815,120

Weighted average yield	5.79%	3.93%	4.59%	5.28%	5.19%

(1)	The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.

The following table sets forth the carrying values and classifications for financial statement reporting purposes of Sterling’s investment and MBS portfolio at the dates indicated:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Mortgage-backed securities	$2,420,012	$1,785,031	$1,687,672
U.S. government and agency obligations	0	9,994	22,328
Municipal bonds	260,873	143,063	92,808
Short term commercial paper	99,117	0	0
Other	35,118	47,976	18,941

Total	$2,815,120	$1,986,064	$1,821,749

Available for sale	$2,639,290	$1,853,271	$1,728,686
Held to maturity	175,830	132,793	93,063

Total	$2,815,120	$1,986,064	$1,821,749

Weighted average yield	5.19%	4.95%	4.47%

Sources of Funds

General.    Sterling’s primary sources of funds for use in lending and for other general business purposes are deposits, loan repayments, Federal Home Loan Bank (“FHLB”) advances, reverse repurchase agreements and other borrowings, proceeds from investments and MBS, and sales of loans. Scheduled loan repayments are a relatively stable source of funds, while other sources of funds are influenced significantly by prevailing interest rates, interest rates available on other borrowings and other economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets. See “—Lending Activities” and “—Investments and Mortgage-Backed Securities.”

Deposit Activities.    Sterling offers a wide variety of deposit products and related services to businesses, individuals, public sector entities and other correspondent banks throughout its primary market areas. Deposit accounts include transaction (checking) accounts, savings accounts, money market demand accounts (“MMDA”), and certificates of deposit (“CDs”) accounts. These deposit products and services are marketed by its 179 depository banking offices and each of its private and correspondent banking offices. Sterling offers both interest- and non-interest-bearing checking accounts that may be subject to monthly service charges, unless a minimum balance is maintained. MMDA, CDs and savings accounts earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.

With the exception of certain promotional CDs and variable-rate 18-month Individual Retirement Account certificates, most CDs carry a fixed rate of interest for a defined term from the opening date of the account. Substantial penalties are imposed if principal is withdrawn from most CDs prior to maturity.

Sterling competes with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction, money market and time deposit balances from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of Sterling’s marketing efforts have been directed toward attracting additional deposit customer relationships and balances. Sterling provides electronic banking products, including debit card, online Internet banking, bill pay, merchant services and treasury management services, which include remote deposit capture. All of these products and services are intended to enhance customer relationships and attract and increase retail deposit balances.

Sterling has 163 automated teller machines (“ATM”). Customers also can access ATMs operated by other financial institutions. Sterling is a member of the Plus System ATM network that allows participating customers to deposit or withdraw funds from transaction accounts, MMDA and savings accounts at numerous locations in the United States and internationally.

Sterling supplements its retail deposit gathering by soliciting funds from public entities and acquiring brokered deposits. Public funds are generally obtained by competitive bidding among qualifying financial institutions. Public funds were 10% and 5% of deposits at December 31, 2008 and 2007, respectively. Brokered deposits were 18% and 14% of deposits at December 31, 2008 and 2007, respectively. In 2009, certain states have either increased or proposed to increase the collateralization requirements for uninsured public funds. The increased collateralization requirements could result in public funds being a less attractive funding source for Sterling in the future.

The following table presents the average balance outstanding and weighted average interest rate paid for each major category of deposits for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
Transaction accounts:
Interest-bearing	$441,708	0.31%	$463,337	0.55%	$399,690	0.42%
Noninterest-bearing	880,224	0.00	895,729	0.00	706,631	0.00
Savings and MMDA	2,173,133	2.13	2,078,984	3.45	1,512,198	3.16
Time deposits	4,553,160	4.10	4,039,152	5.04	2,962,017	4.58

	$8,048,225	2.91%	$7,477,202	3.71%	$5,580,536	3.32%

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(Dollars in thousands)
Three months or less	$535,399	$637,425
After three months through six months	297,665	326,415
After six months through twelve months	648,334	404,888
After twelve months	253,489	140,005

	$1,734,887	$1,508,733

Borrowings.    Deposit accounts are Sterling’s primary source of funds. Sterling does, however, use wholesale funds to supplement its funding and to meet deposit withdrawal requirements. These borrowings include advances from the FHLB, reverse repurchase agreements, primary credits and term auction facilities from the Federal Reserve, as well as federal funds purchased. Other borrowings decreased during 2008 as a result of Sterling’s redemption on January 25, 2008 of $24.0 million of Trust Preferred Securities that carried a 10.25% fixed-rate coupon. See “MD&A—Liquidity and Capital Resources.”

The FHLB of Seattle is part of a system that consists of 12 regional Federal Home Loan Banks that provide credit to financial institutions. As a condition of membership in the FHLB of Seattle, Sterling’s subsidiary banks are required to own stock of the FHLB of Seattle in an amount determined by a formula based upon the larger of their total qualifying mortgages and MBS, or total advances from the FHLB of Seattle. At December 31, 2008, Sterling Savings Bank and Golf Savings Bank held more than the minimum FHLB of Seattle stock ownership requirement.

As members of the FHLB of Seattle, Sterling Savings Bank and Golf Savings Bank can apply for advances collateralized by certain loans or securities, provided certain standards related to creditworthiness, including a minimum ratio of total capital assets of at least five percent, are met. Each available credit program has its own interest rate and range of maturities. At December 31, 2008, Sterling had advances totaling $1.59 billion from the FHLB of Seattle, which mature from 2009 through 2033. At December 31, 2008, the interest rates ranged from 0.13% to 8.08%. Additionally, as of December 31, 2008, Sterling had $133.2 million of advances from the FHLB of San Francisco, which were assumed in the Northern Empire acquisition. Sterling does not anticipate additional advances from this source.

The economic difficulties that have plagued the financial markets during 2008 had a significant impact on the Federal Home Loan Banks. Given the negative impacts from other-than-temporary impairment (“OTTI”) charges on certain non-agency MBS and the current market uncertainty, both the FHLB of Seattle and the FHLB of San Francisco announced that they would cease paying dividends and would not redeem or repurchase capital stock. Both the FHLB of Seattle and the FHLB of San Francisco also announced that they would monitor their capital levels, the OTTI issue, overall financial performance and developments in the financial markets as a basis for determining the status of dividends and capital stock redemptions or repurchases in future quarters. The FHLB of Seattle, Sterling’s current source of FHLB advances, continues to provide Sterling with a readily available source of liquidity, although there can be no assurance that this will always be the case. See “MD&A—Liquidity and Capital Resources” and Note 9 of “Notes to Consolidated Financial Statements.”

Sterling also borrows funds under reverse repurchase agreements with major broker/dealers and financial entities pursuant to which it sells investments (generally, U.S. agency obligations and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. Sterling uses these borrowings to supplement deposit gathering for funding the origination of loans. Sterling had $1.09 billion and $1.03 billion in wholesale and retail reverse repurchase agreements outstanding at December 31, 2008 and 2007, respectively. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including IRR and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. For additional information regarding reverse repurchase agreements, see “MD&A—Asset and Liability Management,” “MD&A—Liquidity and Capital Resources” and Note 10 of “Notes to Consolidated Financial Statements.”

As of December 31, 2008 and 2007, Sterling also had $69.0 million and $151.7 million, respectively, of federal funds purchased and funds from the Federal Reserve discount window, which are short term borrowings from correspondent banks and the Federal Reserve. The market for federal funds purchased experienced a decrease in liquidity, given the credit and interbank lending conditions of 2008, while funds from the Federal Reserve became more attractive. During the first quarter of 2008, in an effort to increase liquidity in the banking system, the Federal Reserve lowered the rate of funds available from its discount window to 25 basis points above the federal funds target rate, lengthened the term of these funds and broadened the range of collateral that it was willing to accept. Sterling has utilized this source of funds to the extent that these funds are more competitive than other sources.

In September 2008, Sterling terminated its revolving credit agreement with Wells Fargo Bank, N.A. because Sterling had not used the facility during 2008 and the cost of maintaining the facility outweighed the benefit of having it available.

The following table sets forth certain information regarding Sterling’s short-term borrowings as of and for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum amount outstanding at any month-end during the period:
Short-term reverse repurchase agreements and funds purchased	$118,343	$288,845	$235,495
Short-term advances	594,614	826,045	803,307

Average amount outstanding during the period:
Short-term reverse repurchase agreements and funds purchased	$100,924	$158,852	$160,702
Short-term advances	444,806	539,635	674,929

Weighted average interest rate paid during the period:
Short-term reverse repurchase agreements and funds purchased	1.51%	4.62%	4.64%
Short-term advances	3.76%	5.19%	4.44%

Weighted average interest rate paid at end of period:
Short-term reverse repurchase agreements and funds purchased	2.03%	4.31%	4.81%
Short-term advances	3.87%	4.48%	5.14%

The following table sets forth certain information concerning Sterling’s outstanding borrowings for the periods indicated:

	December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
FHLB advances:
Short-term	$548,819	17.5	$399,617	12.7	$803,307	37.1
Long-term	1,177,730	37.5	1,288,372	41.0	505,310	23.3
Securities sold subject to reverse repurchase agreements and funds purchased:
Short-term	163,023	5.2	288,845	9.2	86,354	4.0
Long-term	1,000,000	31.9	890,000	28.4	530,000	24.5
Trust Preferred Securities	245,276	7.8	270,015	8.6	236,772	10.9
Other	3,000	0.1	3,000	0.1	3,454	0.2

Total borrowings	$3,137,848	100.0	$3,139,849	100.0	$2,165,197	100.0

Weighted average interest rate at end of period		3.34%		4.63%		5.17%

Subsidiaries

Sterling’s principal operating subsidiaries are Sterling Savings Bank and Golf Savings Bank. Sterling Savings Bank’s principal subsidiary is INTERVEST. Additionally, Sterling and Sterling Savings Bank have the following other wholly owned, direct subsidiaries:

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

(6)

Sterling Capital Trust VII (“SCT-VII”) was organized in June 2006 as a Delaware business trust. Sterling owns all the common equity of SCT-VII. The sole asset of SCT-VII is the Junior Subordinated Debentures-VII issued by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(7)

Sterling Capital Trust VIII (“SCT-VIII”) was organized in September 2006 as a Delaware business trust. Sterling owns all the common equity of SCT-VIII. The sole asset of SCT-VIII is the Junior Subordinated Debentures-VIII issued by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(8)

Sterling Capital Trust IX (“SCT-IX”) was organized in July 2007 as a Delaware business trust. Sterling owns all the common equity of SCT-IX. The sole asset of SCT-IX is the Junior Subordinated Debentures-IX issued by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(9)

Klamath First Capital Trust I (“KCT-I”) was organized in July 2001 as a Delaware business trust. Sterling owns all the common equity of KCT-I. The sole asset of KCT-I is the Junior Subordinated Debentures-I issued by KFBI and assumed by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(10)

Lynnwood Financial Statutory Trust I (“LCT-I”) was organized in March 2004 as a Connecticut business trust. Sterling owns all the common equity of LCT-I. The sole asset of LCT-I is the Junior Subordinated Debentures-I issued by Lynnwood and assumed by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(11)

Lynnwood Financial Statutory Trust II (“LCT-II”) was organized in June 2006 as a Delaware business trust. Sterling owns all the common equity of LCT-II. The sole asset of LCT-II is the Junior Subordinated Debentures-II issued by Lynnwood and assumed by Sterling. See Note 11 of “Notes to Consolidated Financial Statements.”

(12)	Tri-Cities Mortgage Corporation was organized to engage in real estate development.

Sterling Savings Bank.

(1)	Action Mortgage Company was organized to originate residential loans. During 2008, its operations were realigned into the real estate division of Sterling Savings Bank.

(2)	The Dime Service Corporation was acquired as part of a merger in February 2004.

(3)	Evergreen Environmental Development Corporation was organized to engage in real estate development.

(4)

Evergreen First Service Corporation owns all of the outstanding capital stock of Harbor Financial. During 2008, Harbor Financial’s operations were moved into the wealth management division of Sterling Savings Bank.

(5)	Fidelity Service Corporation acts as a trustee in the reconveyance of deeds of trust originated by Sterling Savings Bank and Action.

(6)	Mason-McDuffie conducts mortgage banking operations.

(7)	Peter W. Wong Associates, Inc. was organized to offer alternative financial services.

(8)	Source Capital Corporation was acquired in September 2001. The corporation was organized to hold and service loans, and is currently inactive.

(9)	Source Capital Leasing Corporation was acquired in September 2001, and was organized to engage in corporate leasing.

Competition

Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling loans, from commercial banks, savings and loan associations, mutual savings banks, credit unions and other institutions, many of which have greater resources than Sterling. Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities. Some or all of these competitive businesses operate in Sterling’s market areas.

Personnel

As of December 31, 2008, Sterling, including its subsidiaries, had 2,481 full-time equivalent employees. Employees are not represented by a collective bargaining unit. Sterling believes it has good relations with its employees.

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

General

Sterling is a bank holding company and as such is subject to comprehensive examination and regulation by the Federal Reserve. Sterling Savings Bank is a Washington State-chartered commercial bank and Golf Savings Bank is a Washington State-chartered savings bank. The deposits of both banks are insured by the FDIC. Sterling Savings Bank and Golf Savings Bank are subject to comprehensive regulation, examination and supervision by the FDIC and the WDFI. Furthermore, certain transactions and savings deposits are subject to regulations and controls promulgated by the Federal Reserve. Sterling’s subsidiaries are also subject to regulation by the applicable federal and state agencies for the states in which they conduct business.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.    The U.S. Congress, the U.S. Department of the Treasury (the “Treasury Department”) and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled assets relief program (“TARP”). EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department initially allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the Treasury Department purchases debt or equity securities from participating institutions. The TARP also allows for direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. On December 5, 2008, Sterling completed the sale of 303,000 shares of preferred stock and issued a warrant to purchase 6,437,677 shares of Sterling’s common stock to the U.S. Department of the Treasury, raising total proceeds of $303 million. In connection with Sterling’s participation in the CPP, certain executive officers of Sterling have entered into amended employment agreements with Sterling.

Following a determination that the banking industry faced systemic risk, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest-bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. Sterling has elected to participate in the TLGP and DGP. As of December 31, 2008, Sterling had not issued unsecured debt guaranteed by the DGP.

In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. Among other things, the ARRA more strictly limits the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of institutions that participate in the CPP. The ARRA also expands the scope of employees who are subject to a clawback of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Treasury Department to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants.

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

The Sarbanes-Oxley Act.    In July 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was enacted in response to public concerns regarding corporate accountability. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. SOX generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

The Gramm-Leach-Bliley Act.    In November 1999, the Gramm-Leach-Bliley Act (the “GLBA”) was enacted. The GLBA is also known as the Financial Services Modernization Act due to its sweeping overhaul of the financial services industry. Enactment of the GLBA allows banks, securities firms and insurance companies to affiliate. The GLBA allows financial institutions to act as financial “supermarkets” offering customers “one stop shopping” for bank accounts, insurance policies and securities transactions.

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

The Bank Holding Company Act.    As a bank holding company, Sterling is governed by The Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to supervision and examination by the Federal Reserve. Sterling files annual reports of operations with the Federal Reserve.

In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve’s approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the Federal Reserve, it may engage de novo in certain permissible non-banking activities without prior Federal Reserve approval.

The Change in Bank Control Act.    Pursuant to The Change in Bank Control Act of 1978, as amended, a person (or group of persons acting in concert) acquiring “control” of a bank holding company is required to provide the Federal Reserve with 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days within which to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the transaction. In addition, any “company” must obtain the Federal Reserve’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Sterling.

The Federal Reserve Act.    Sterling and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, Sterling and its subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, as defined, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. Section 23A includes a number of exemptions for certain transactions between banks and their affiliates. The most important exemption is for transactions that are between banks where 80 percent or more of each bank’s stock is owned by the same company.

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

Lending Restrictions and Disclosure Requirements.    The Federal Reserve has adopted amendments to the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), which expand the protections of HOEPA to cover more transactions and prohibit certain practices deemed harmful to borrowers. If a loan qualifies as a HOEPA loan, certain practices and terms on high-cost mortgages are restricted and require special consumer disclosures. The interest rate trigger on first-time liens used to determine whether a loan qualifies as a HOEPA loan has been lowered from 10% to 8% and the cost of single-premium credit insurance products has been added to the points and fees test. As a result, more of Sterling’s loans are expected to be subject to HOEPA restrictions and disclosure requirements.

Deposit Insurance Assessments.    During 2006, the FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a new Deposit Insurance Fund (“DIF”). The DIF and FDIC insure deposits of Sterling Savings Bank and Golf Savings Bank up to the prescribed limits for each depositor. In October 2008, the basic limit on federal deposit insurance coverage of interest bearing transaction accounts increased from $100,000 to $250,000 per depositor under the EESA. In November 2008, the FDIC offered a voluntary expanded insurance program to depository institutions, which provides, without charge to depositors, full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount. Sterling Savings Bank and Golf Savings Bank are participating in this program. The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by a company’s FDIC supervisory rating, and other various measures, such as the level of brokered deposits, unsecured debt, and debt issuer ratings.

On February 27, 2009, the FDIC adopted an amended Restoration Plan for the DIF that was originally established and implemented on October 7, 2008. The amended Plan requires an increase in premium assessment rates to return the DIF reserve ratio to 1.15 percent within seven years. The FDIC also adopted an interim rule imposing a special assessment equal to 20 basis points of an institution’s assessment base on June 30, 2009. The assessment will be payable on or about September 30, 2009. The interim rule provides that the FDIC may impose additional emergency special assessments of up to 10 basis points, if necessary. There can be no assurance as to what the amount of the assessment rates will be when the final rule is adopted.

The DIF assessment rate currently ranges from 12 to 50 cents per $100 of domestic deposits. Effective April 1, 2009, the FDIC has proposed an assessment rate range of 12 to 45 basis points for institutions that do not exceed a certain threshold amount of brokered deposits and secured liabilities, and higher rates for those that do exceed the threshold amount. The FDIC may increase or decrease the assessment rate schedule from one quarter to the next. An increase in the assessment rate could have a material adverse effect on Sterling’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Sterling’s subsidiaries, Sterling Savings Bank or Golf Savings Bank, could have a material adverse effect on Sterling’s earnings.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, which are referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid between 1.10 cents to 1.14 cents per $100 of DIF-assessable deposits in 2008. The FDIC established the FICO assessment rate effective for the first quarter of 2009 at approximately 1.14 cents annually per $100 of assessable deposits.

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

Federal Reserve System.    Sterling Savings Bank and Golf Savings Bank are subject to various regulations promulgated by the Federal Reserve, including, among others, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). Regulation D requires non-interest-bearing reserve maintenance in the form of either vault cash or funds on deposit at the Federal Reserve Bank of San Francisco or another designated depository institution in an amount calculated by formula. The balances maintained to meet the reserve requirements imposed by the Fed may be used to satisfy liquidity requirements. As of December 31, 2008, Sterling Savings Bank and Golf Savings Bank met these requirements.

Federal Taxation.    Sterling is subject to federal income taxation under the Internal Revenue Code of 1986, as amended, in the same manner as other corporations. Sterling files consolidated federal income tax returns on the accrual basis. See Note 12 of “Notes to Consolidated Financial Statements.”

State Law and Regulation.    Sterling Savings Bank and Golf Savings Bank, as Washington State-chartered institutions, are subject to regulation by the WDFI, which conducts regular examinations to ensure that Sterling Savings Bank’s and Golf Savings Bank’s operations and policies conform with sound industry practice. The liquidity and other requirements set by the WDFI are generally no stricter than the liquidity and other requirements set by the Federal Reserve. State law regulates the amount of credit that can be extended to any one person or marital community and the amount of money that can be invested in any one property. Without the WDFI’s approval, Sterling Savings Bank and Golf Savings Bank currently cannot extend credit to any one person or marital community in an amount greater than 2.5% of Sterling Savings Bank’s or Golf Savings Bank’s total assets. State law also regulates the types of loans Sterling Savings Bank and Golf Savings Bank can make. Without the WDFI’s approval, Sterling Savings Bank and Golf Savings Bank cannot currently invest more than 10% of their total assets in other corporations. Sterling Savings Bank also operates depository branches within the states of Oregon, Idaho, California and Montana and therefore its operations in these states are subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance, the California Department of Financial Institutions and the Montana Department of Finance, as applicable. Golf Savings Bank’s only depository branch is located in the state of Washington. Sterling and its subsidiaries are also required to comply with applicable laws and regulations for activities in Arizona, Utah and Colorado. In addition, Golf Savings Bank is also required to comply with applicable laws and regulations for activities in Oregon, Idaho, Utah and Montana.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. Sterling does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond Sterling’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of Sterling;

•	the willingness of customers to substitute competitors’ products and services for Sterling’s products and services;

•	the financial condition of Sterling’s borrowers and lenders;

•	Sterling’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	Sterling’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending and saving habits;

•	the strength of the United States economy in general and the strength of the local economies in which Sterling conducts its operations; and

•	Sterling’s success at managing the risks involved in the foregoing.

Where You Can Find More Information

The periodic reports Sterling files with the SEC are available on Sterling’s website at www.sterlingfinancialcorporation-spokane.com after the reports are filed with the SEC. The SEC maintains a website located at www.sec.gov that also contains this information. The information on Sterling’s website and the SEC’s website is not part of this annual report on Form 10-K. Sterling will provide you with copies of these reports, without charge, upon request made to:

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

Current market developments have adversely affected our industry, business, results of operations and access to capital and may continue to do so.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have restricted lending to even the most credit-worthy borrowers or to other financial institutions and government agencies. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. If market conditions continue to worsen, they would likely have adverse effects on us and other financial institutions. In particular, we may face the following risks in connection with these events:

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

•	The values of our real estate collateral supporting many construction, land acquisition, multifamily and commercial loans and home mortgages have declined and may continue to decline.

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

•

Competition in our industry for deposits and quality loans has increased significantly and could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

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

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial services institutions, including the Federal Home Loan Bank of Seattle. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients, resulting in a significant credit concentration with respect to the financial services industry overall. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.

Sterling solicits public deposits in various states, including Washington and Oregon. As a Washington and Oregon Public Depositary, Sterling is part of a collateral pool established to protect public deposits not covered by FDIC insurance or assets of a failed bank. Sterling can be assessed its prorata share of public fund losses resulting from the failure of another bank in the collateral pool. In February 2009, Sterling was assessed $1.1 million for its prorata share of a public fund loss resulting from the recent failure of a Washington State Public Depositary Bank. Washington State Public Depositaries are currently required to collateralize 10% of their Washington State Uninsured Public Funds. On February 18, 2009, the Washington State Public Deposit Protection Commission adopted a resolution that sets a July 1, 2009 target for all banks and thrifts that operate as public depositaries to collateralize 100% of their uninsured public deposits. The Washington State Legislature in conjunction with the State Treasurer and DFI is working on legislation updates to improve the risk management and communication between units of government and to take other steps to reduce the risk to pool participants. Oregon State Public Depositaries are currently required to collateralize Oregon Public Uninsured deposits at either 10% or 110%, at the option of the Oregon State Treasurer. Sterling is currently taking steps to limit its exposure to public fund losses, although their can be no guarantee that Sterling will be successful at limiting such exposure.

Defaults may further negatively impact Sterling’s business.

Increased delinquencies or loan defaults by Sterling’s customers may further negatively impact business. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and workout of the loan. Recently, Sterling has experienced an increase in the level of delinquencies and non-performing loans, primarily, within its construction portfolio. This has adversely affected Sterling’s recent financial performance and may continue to do so until economic trends improve.

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

Sterling loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. Sterling therefore may experience significant credit losses, which could have a material adverse effect on its operating results. Recently,

Sterling has increased its provision for credit losses in response to an increase in the level of classified and non-performing loans, as well as declines in real estate values.

Sterling makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of Sterling’s loans. Sterling relies on its loan quality reviews, experience and evaluation of economic conditions, among other factors, in determining the amount of the allowance for credit losses. If Sterling’s assumptions prove to be incorrect, its allowance for credit losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to Sterling’s allowance. Increases in this allowance result in an expense for the period. If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for credit losses are necessary, Sterling may incur additional expenses.

Sterling’s loans are primarily secured by real estate, including a concentration of properties located in the Pacific Northwest. If an earthquake, volcano eruption or other natural disaster were to occur in one of the major market areas, credit losses could occur that are not incorporated in the existing allowance for credit losses.

We may be required to repurchase mortgage loans in some circumstances, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

Recent governmental actions to help stabilize the U.S. financial system or improve the housing market may not be successful.

The actual impact of the EESA and other governmental actions that have been taken to alleviate the credit crisis is unknown, and may contribute to the extreme levels of volatility and limited credit availability currently being experienced in the economy. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current market conditions could materially and adversely affect Sterling’s business, financial condition, results of operations, access to credit or the trading price of Sterling’s common stock.

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

A continued downturn in the local economies or real estate markets could negatively impact Sterling’s banking business.

A continued downturn in the local economies or real estate markets could negatively impact Sterling’s banking business. Because Sterling primarily serves individuals and businesses located in the western United States, a significant portion of its total loan portfolio is originated and secured by Pacific Northwest real estate, other assets or real estate in other markets in the western United States. As a result of this geographic concentration, the ability of customers to repay their loans, and consequently Sterling’s results, are impacted by the economic and business conditions in the Pacific Northwest, in particular in the metropolitan areas of Seattle, Washington and Portland, Oregon, as well as in Sterling’s other markets throughout the western United States, including: Spokane, Washington; Boise, Idaho; Bend, Oregon; Sacramento and Los Angeles, California; and Phoenix, Arizona.

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

We may experience future goodwill impairment.

For the year ended December 31, 2008, Sterling recorded a non-cash charge to reflect impairment of Sterling’s goodwill as a result of a number of factors, including the sustained and protracted decline in Sterling’s stock price and market capitalization. If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that another impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons. If our estimates of future cash flows or other components of our fair value calculations are inaccurate, the fair value of goodwill reflected in our financial statements could be inaccurate and we could be required to take additional impairment charges, which could have a material adverse effect on our results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a continued downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by financial institutions and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Sterling has shifted its focus to community banking.

Sterling is increasing its commercial and consumer lending while placing an increased emphasis on attracting greater volumes of retail deposits. Commercial and consumer loans generally produce higher yields than residential mortgage loans. Such loans, however, generally involve a higher degree of risk than the financing of residential real estate, primarily because the collateral may be difficult to obtain or liquidate in the event of default.

Commercial loans are more expensive to originate than residential mortgage loans. As a result, Sterling’s operating expenses are likely to increase as Sterling increases its lending in this area. Additionally, Sterling is likely to experience higher levels of loan losses than it would on residential mortgage loans. There can be no assurance that Sterling’s emphasis on community banking will be successful or that any increase in the yields on commercial and consumer loans will offset higher levels of expense and losses on such loans.

Sterling’s loan originations are highly concentrated in certain types of loans.

Sterling’s loans, with limited exceptions, are secured by real estate, marketable securities or corporate assets. A significant portion of Sterling’s loans are construction loans. At December 31, 2008 and 2007, $2.53 billion and $2.94 billion of Sterling Savings Bank’s total loan portfolio, respectively, consisted of construction loans. Approximately 52% and 57% of Sterling’s construction loans were for speculative endeavors as of December 31, 2008 and 2007, respectively. Construction lending is subject to risks such as construction delays, cost overruns, insufficient collateral and the inability to obtain permanent financing in a timely manner. Recently, several of Sterling’s markets have experienced negative market conditions that have adversely affected the marketing and valuations of residential housing under construction and Sterling has experienced an increase in the level of non-performing loans within its residential construction portfolio. As of December 31, 2008 and 2007, non-performing residential constructions loans totaled $410.3 million and $100.8 million, respectively, of which Portland, Oregon, the Puget Sound in Washington State, and Southern California accounted for a combined 63% and 36%, respectively.

Additionally, at December 31, 2008 and 2007, 20% and 18%, respectively, of Sterling Savings Bank’s and Golf Savings Bank’s loan portfolio consisted of multifamily residential and commercial property loans. A reduction in the demand for new construction or multifamily residential and commercial property loans or a decline in residential or commercial real estate values could have a negative impact on Sterling Savings Bank or Golf Savings Bank.

Sterling’s ability to continue to originate such loans may be impaired by adverse changes in local and regional economic conditions in the real estate markets, or by acts of nature. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral, resulting in losses or delinquencies. Sterling’s residential mortgage and home equity loans are primarily secured by residential property in the Pacific Northwest. As a result, conditions in the real estate markets specifically, and the Pacific Northwest economy generally, can materially impact the ability of its borrowers to repay their loans and affect the value of the collateral securing these loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates. Further declines in real estate values could continue to have an adverse effect on Sterling’s financial condition.

Sterling’s earnings are significantly affected by the fiscal and monetary policies of governmental and regulatory agencies.

The Federal Reserve, regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return Sterling can earn on those loans and investments, both of which impact net interest margin, and can materially affect the value of financial instruments such as debt securities and mortgage servicing rights. Its policies also can affect Sterling’s borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond Sterling’s control and hard to predict or anticipate.

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

The FDIC, the Federal Reserve and the WDFI possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations. These and other restrictions limit the manner in which Sterling may conduct business, and in certain cases, obtain capital or financing.

Changes in market interest rates could continue to adversely affect Sterling’s earnings.

Sterling’s earnings are impacted by changing market interest rates. Changes in market interest rates impact the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and investment securities and the rates paid on deposits and borrowings. Sterling’s primary source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-earning assets (usually, loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually, deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Net interest income can be affected significantly by changes in market interest rates. Recently, in response to significant reductions in short term interest rates by the Federal Reserve, Sterling’s net interest income has decreased.

While short term interest rates recently have been declining, the amount of interest Sterling pays on deposits have not declined as quickly as the amount of interest Sterling receives on its loans. This has caused Sterling’s profits to decrease. Declines in interest rates also increase the volume of pre-payments on fixed rate loans and mortgage-related securities, generally at levels directly proportional to the loan or securities’ interest rate. Increases in pre-payments cause Sterling to lose interest income at a faster pace than anticipated when the loan was made or the securities purchased. Sterling’s ability to reinvest these pre-payments will generally be limited to loans and securities yielding a lower rate of interest than on the original loans and securities.

Alternatively, in cycles in which interest rates are rising, the value of Sterling’s mortgage-related securities and investment securities may decline, and the demand for loans may decrease. An increase in interest rates could reduce the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to the allowances for credit losses. Increasing market interest rates may depress property values, which could affect the value of collateral securing Sterling loans. Additionally, fluctuations in interest rates may result in disintermediation, which is the flow of funds away from depository institutions into direct investments that pay a higher rate of return and may affect the value of Sterling investment securities and other interest-earning assets.

Sterling’s cost of funds may increase as a result of a change in one or more variables.

Sterling’s cost of funds may remain higher than prevailing interest rates because of general economic conditions, unfavorable conditions in the capital markets, interest rates, debt ratings and competitive pressures. Sterling has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or other factors, Sterling’s level of deposits decreases relative to its overall banking operation, Sterling may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact net interest margin. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional borrowing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

Competition and recent operating results may adversely affect Sterling’s ability to attract and retain customers at current levels.

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

In particular, Sterling’s competitors include major financial companies whose greater resources may provide them a marketplace advantage. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and the range and quality of services provided. Because Sterling has fewer financial and other resources than larger institutions with which it competes, Sterling may be limited in its ability to attract customers. In addition, some of the current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than Sterling can accommodate. Sterling’s recent operating results may also deter certain current or prospective deposit customers. If Sterling is unable to attract and retain customers, it may be unable to continue its loan and deposit growth, and its results of operations and financial condition may otherwise be negatively impacted.

Sterling may not be able to successfully implement its internal growth strategy.

Sterling has pursued and intends to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk levels and terms without proportionate increases in non-interest expenses. There can be no assurance that Sterling will be successful in implementing its internal growth strategy. Furthermore, the success of Sterling’s growth strategy will depend on maintaining sufficient regulatory capital levels and on economic conditions in Sterling’s market area.

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

In connection with Sterling’s sale of preferred stock to the Treasury Department as part of its participation in the CPP, Sterling agreed to abide by certain limitations on the compensation that it is able to pay to certain of its executive officers. More stringent restrictions on executive compensation were imposed by Congress on CPP participants in February 2009 as part of the ARRA, and these restrictions apply retroactively. Congress may impose additional restrictions in the future that may also apply retroactively. These restrictions may have an adverse affect on Sterling’s ability to attract and retain executive talent. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions and prospects.

Sterling is expanding its lending activities in riskier areas.

Sterling has identified owner occupied commercial real estate, business and consumer loans as areas for increased lending emphasis. While increased lending diversification is expected to increase interest income, commercial real estate, business and consumer loans may carry greater risk of payment default than residential real estate loans. As the volume of these loans increases, credit risk may increase. In the event of substantial borrower defaults, Sterling’s provision for credit losses would increase and therefore, earnings would be reduced.

Our deposit insurance premiums are expected to increase substantially, which will adversely affect our operating results.

Our deposit insurance expense for the year ended December 31, 2008 was $6.6 million, compared to $2.9 million for 2007. Deposit insurance premiums are expected to increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of large bank failures and an increase in the number of troubled banks. The current rates for the FDIC assessments have ranged from 5 to 43 basis points, depending on the health of the insurance institution. The FDIC has proposed increasing that assessment range to 12 to 50 basis points for the first quarter of 2009. Effective April 1, 2009, the FDIC has proposed an assessment rate range of 12 to 45 basis points for institutions that do not exceed a certain threshold amount of brokered deposits and secured liabilities, and higher rates for those that do exceed the threshold amount. The FDIC has also proposed that it could increase assessment rates in the future without formal rulemaking.

On February 27, 2009, the FDIC adopted an amended Restoration Plan for the DIF that was originally established and implemented on October 7, 2008. The amended Plan requires an increase in premium assessment rates to return the DIF reserve ratio to 1.15 percent within seven years. The FDIC also adopted an interim rule imposing a special assessment equal to 20 basis points of an institution’s assessment base on June 30, 2009. The assessment will be payable on or about September 30, 2009. The interim rule provides that the FDIC may impose additional emergency special assessments of up to 10 basis points, if necessary. There can be no assurance as to what the amount of the assessment rates will be when the final rule is adopted.

If all or a significant portion of the unrealized losses in Sterling’s portfolio of investment securities were determined to be other-than-temporarily impaired, Sterling would recognize a material charge to its earnings and its capital ratios would be adversely impacted.

As of December 31, 2008, there were $17.9 million of after-tax net unrealized losses associated with Sterling’s portfolio of investment securities available for sale. Generally, the fair value of such securities is based upon market values supplied by third-party sources. When the fair value of a security declines, management must assess whether that decline is other-than-temporary. When management reviews whether a decline in fair value is other-than-temporary, it considers numerous factors, many of which involve significant judgment. For further discussions see “Critical Accounting Policies.” More generally, market conditions continue to be volatile, and no assurance can be provided that the amount of the unrealized losses will not increase or that the factors may change resulting in a determination that the losses are other-than-temporarily impaired. If impaired, Sterling would recognize a charge to its earnings in the quarter during which such determination is made and its capital ratios will be adversely impacted.

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

Sterling’s stock price has been volatile.

Sterling’s stock price has fluctuated widely, and may continue to do so, in response to a variety of factors, including actual or anticipated variations in quarterly operating results; changes in shareholder dividend policy; recommendations by securities analysts; and news reports relating to trends, concerns and other issues in the financial services industry. Other factors include new technology used or services offered by Sterling’s competitors; operating and stock price performance of other companies that investors deem comparable to us; and changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, such as future terrorist attacks and activities, economic slowdowns or recessions, interest rate changes or credit loss trends, also could cause Sterling’s stock price to decrease regardless of its operating results.

Shares eligible for future sale could have a dilutive effect.

Shares of Sterling common stock eligible for future sale, in future acquisitions and any other offering of Sterling common stock for cash, could have a dilutive effect on the market for Sterling common stock and could adversely affect its market price. On July 25, 2006, Sterling filed a “shelf” registration statement on Form S-3 that provides for the issuance by Sterling of up to $100 million in Sterling common stock and preferred stock. This will enable Sterling to offer additional shares of common and/or preferred stock for such consideration, on such terms and at such times as is determined by Sterling’s board of directors. On December 5, 2008, in addition to the preferred shares that were issued to the Treasury Department, Sterling issued a ten year warrant to purchase 6,437,677 shares of Sterling common stock at an exercise price of $7.06 per share. There are 100,000,000 shares of Sterling common stock authorized, of which 52,134,030 shares were outstanding as of December 31, 2008.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock and preferred stock, or meeting other obligations.

As a bank holding company, Sterling’s ability to declare and pay dividends is dependent on certain regulatory and contractual considerations. Sterling is an entity separate and distinct from its principal subsidiaries, Sterling Savings Bank and Golf Savings Bank, and derives substantially all of its revenue in the form of dividends from those subsidiaries. Accordingly, Sterling is and will be dependent upon dividends from Sterling Savings Bank and Golf Savings Bank to pay the principal of and interest on its indebtedness, to pay dividends on its common stock and on the preferred stock issued by Sterling to the Treasury Department, and to satisfy other obligations and cash needs of the holding company. Sterling Savings Bank and Golf Savings Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. In the event Sterling’s subsidiary banks are unable to pay dividends to Sterling, it may not be able to service its debt, pay its obligations or pay dividends on its common stock or preferred stock.

Pursuant to the terms of the purchase agreement entered into by Sterling with the Treasury Department in connection with Sterling’s sale of Sterling’s preferred stock as part of its participation in the CPP, Sterling’s ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock is limited and includes a restriction against increasing dividends from Sterling’s prior quarterly cash dividend of $0.10 per share. The ability of Sterling to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock is also subject to restrictions in the event that Sterling fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its preferred stock. Furthermore, Sterling may only pay dividends: (1) if there are lawfully available funds, as provided under Washington law; and (2) when, as and if authorized and declared by Sterling’s board of directors, which depends on, among other things, the results of operations, financial condition, debt service requirements, other cash needs and any other factors the board of directors deems relevant.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Sterling owns the building in which its headquarters are located in Spokane, Washington. As of December 31, 2008, Sterling also owned 101 of its 179 depository banking offices, while leasing the remainder of the properties. These facilities are located throughout Sterling’s banking network, primarily in the Pacific Northwest. Additionally, Sterling operates 38 non-depository loan production offices throughout the western United States, the majority of which are leased. See Note 6 of “Notes to Consolidated Financial Statements.”

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

Stock Market and Dividend Information

Sterling’s common stock is listed on The NASDAQ Global Select Market under the symbol “STSA.” As of January 31, 2009, Sterling’s common stock was held by 52,394,260 shareholders of record. The following table sets forth certain per share information for Sterling’s common stock for the periods indicated:

	2008 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.000	$0.100	$0.100	$0.100
Dividends paid per common share	0.100	0.100	0.100	0.095
Market price per share:
High	15.00	17.50	16.59	19.72
Low	3.50	2.36	4.02	12.21
Quarter end	8.80	14.50	4.14	15.61

	2007 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.095	$0.090	$0.085	$0.080
Dividends paid per common share	0.090	0.085	0.080	0.075
Market price per share:
High	28.73	29.28	31.40	34.64
Low	16.30	20.10	28.20	30.11
Quarter end	16.79	26.91	28.94	31.19

The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash and capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors. Pursuant to the terms of Sterling’s participation in the CPP program of the Treasury Department, Sterling is prohibited from increasing the dividends to be paid to shareholders above the $0.10 per share quarterly dividend paid for the quarter ended September 30, 2008. This restriction on Sterling’s ability to pay dividends will continue until either Sterling redeems all of the preferred shares sold to the Treasury Department, or December 2011, whichever is earliest. In January 2009, Sterling suspended payment of its quarterly cash dividends on its common shares until economic conditions improve.

Recent Sales of Unregistered Securities

On December 5, 2008, Sterling entered into an agreement (the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”), pursuant to which Sterling issued and sold to the Treasury Department (i) 303,000 shares of Sterling’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 6,437,677 shares of Sterling’s common stock, for an aggregate purchase price of $303 million. The description of the Purchase Agreement contained herein is a summary and is qualified in its entirety by reference to the full text of the Purchase Agreement attached as Exhibit 10.1 to Sterling’s current report on Form 8-K filed with the SEC on December 5, 2008, which is incorporated herein by reference.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $7.06. The Warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of common stock, and upon certain issuances of common stock at or below a specified price relative to the initial exercise price. If Sterling receives aggregate gross cash proceeds of not less than $303 million from Qualified Equity Offerings, as that term is defined in the Purchase Agreement, on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to Treasury Department’s exercise of the Warrant will be reduced by one half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. During the term of the Warrant, if at any time the shares of common stock of Sterling are no longer listed or admitted to trading on a national securities exchange (other than in connection with certain business combinations), the Treasury may cause Sterling to exchange all or a portion of the Warrant for another economic interest of Sterling (determined by the Treasury in consultation with Sterling) classified as permanent equity under U.S. GAAP with an equivalent fair market value. The description of the Warrant contained herein is a summary and is qualified in its entirety by reference to the full text of the Warrant Certificate, which is attached as Exhibit 4.2 to Sterling’s current report on Form 8-K filed with the SEC on December 5, 2008, which is incorporated herein by reference.

The Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Sterling filed a registration statement on Form S-3, with the SEC on January 6, 2009 to register the Preferred Stock, the Warrants and the common stock to be issued pursuant to the terms of the Warrant.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2003 with the Russell 2000 Index and the SNL NASDAQ Bank Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100.00 on December 31, 2003.

Item 6.    Selected Financial Data

The following selected financial data is derived from Sterling’s audited financial statements. Comparability among particular amounts may be affected by past acquisitions:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Income Statement Data:
Interest income	$715,062	$766,978	$550,855	$387,811	$319,761
Interest expense	(355,510)	(411,618)	(286,943)	(171,276)	(122,945)

Net interest income	359,552	355,360	263,912	216,535	196,816
Provision for credit losses	(333,597)	(25,088)	(18,703)	(15,200)	(12,150)

Net interest income after provision for credit losses	25,955	330,272	245,209	201,335	184,666
Non-interest income	72,108	93,478	69,340	59,569	47,799
Non-interest expenses	(285,730)	(285,537)	(206,373)	(170,281)	(148,370)
Goodwill impairment	(223,765)	0	0	0	0

Total non-interest expenses	(509,495)	(285,537)	(206,373)	(170,281)	(148,370)

Income before income taxes	(411,432)	138,213	108,176	90,623	84,095
Income tax benefit (provision)	75,898	(44,924)	(34,230)	(29,404)	(27,790)

Net income (loss)	(335,534)	93,289	73,946	61,219	56,305
Preferred stock dividend	(1,208)	0	0	0	0

Net income (loss) applicable to common shareholders	$(336,742)	$93,289	$73,946	$61,219	$56,305

Earnings per common share:
Basic(1)	$(6.51)	$1.87	$2.03	$1.77	$1.66
Diluted(1)	(6.51)	1.86	2.01	1.75	1.62
Dividends declared per common share	$0.300	$0.350	$0.270	$0.105	$0.000
Weighted average shares outstanding:
Basic(1)	51,721,671	49,786,349	36,423,095	34,633,952	33,931,509
Diluted(1)	51,721,671	50,217,515	36,841,866	35,035,029	34,708,794
Other Data:
Book value per common share(1)	$16.29	$23.04	$18.63	$14.54	$13.65
Tangible book value per common share(1)	$11.41	$13.61	$12.07	$10.80	$9.81
Return on assets	-2.65%	0.83%	0.88%	0.87%	0.88%
Return on common equity	-28.8%	8.6%	13.0%	12.4%	13.2%
Shareholders’ equity to total assets	8.9%	9.8%	8.0%	6.7%	6.8%
Operating efficiency	118.0%	63.6%	61.9%	61.7%	60.7%
Tax equivalent net interest margin	3.08%	3.42%	3.33%	3.30%	3.34%
Nonperforming assets to total assets	4.77%	1.04%	0.11%	0.11%	0.20%
Employees (full-time equivalents)	2,481	2,571	2,405	1,789	1,624
Depository branches	179	178	166	140	135

Item 6.    Selected Financial Data (continued)

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$12,790,716	$12,149,775	$9,834,492	$7,562,377	$6,944,234
Loans receivable, net	8,807,094	8,948,307	7,021,241	4,889,366	4,253,887
Mortgage-backed securities	2,639,290	1,785,031	1,687,672	1,960,582	2,036,920
Investments	175,830	201,033	134,077	91,331	92,819
Deposits	8,350,407	7,677,772	6,746,028	4,806,301	3,863,296
FHLB advances	1,726,549	1,687,989	1,308,617	1,443,462	1,635,933
Reverse repurchase agreements and funds purchased	1,163,023	1,178,845	616,354	611,676	780,012
Other borrowings	248,276	273,015	240,226	110,688	131,822
Shareholders’ equity	1,141,036	1,185,330	783,416	506,685	469,844

Capital Ratios(2):
Tier 1 leverage (to average assets)
Sterling	9.2%	8.7%	8.7%	7.4%	N/A
Sterling Savings Bank	8.3%	8.5%	8.6%	7.2%	6.6%
Golf Savings Bank	12.6%	7.3%	6.9%	N/A	N/A
Tier I (to risk-weighted assets)
Sterling	11.7%	10.1%	10.0%	9.5%	N/A
Sterling Savings Bank	10.6%	9.8%	9.7%	9.2%	9.7%
Golf Savings Bank	17.8%	10.2%	10.9%	N/A	N/A
Total (to risk-weighted assets)
Sterling	13.0%	11.3%	11.1%	10.5%	N/A
Sterling Savings Bank	11.8%	11.0%	10.8%	10.2%	10.7%
Golf Savings Bank	19.1%	10.8%	11.6%	N/A	N/A

(1)	All prior period per share and weighted average share amounts have been restated to reflect the 3 for 2 stock split that was effected August 31, 2005.
(2)

Sterling Financial Corporation did not have regulatory capital ratio requirements prior to its conversion to a bank holding company. Golf Savings Bank’s capital ratios have not been disclosed for periods prior to Sterling’s acquisition of Golf Savings Bank in July 2006.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Executive Summary and Highlights

Sterling’s earnings per share and performance ratios for 2008 were impacted by the major disruption in the housing market and downturn in the economy, which has resulted in Sterling recording a credit provision that was higher than the provision recorded during 2007, and recorded a $223.8 million non-cash charge to reflect impairment of Sterling’s goodwill as a result of a number of factors, including the sustained and protracted decline in Sterling’s stock price and market capitalization. During 2008, Sterling recorded a $333.6 million provision for credit losses compared with $25.1 million for 2007. Sterling increased the credit provision in response to worsening economic conditions, the continued stress on real estate values, increasing levels of both classified and non-performing assets, as well as higher net charge-offs and the requirement for additional allowances for loan loss caused by a change in determining the fair market value of impaired loans. As of December 31, 2008, non-performing assets were $610.7 million versus $135.2 million at December 31, 2007.

During 2008 Sterling took a number of steps to enhance and preserve its capital base and protect customer deposits. During the first quarter of 2008, Sterling activated a Residential Construction Special Project Team to identify, manage and resolve credit quality issues. During the third quarter of 2008, Sterling separated its credit administration team into two dedicated teams: one to fix, repair and manage construction assets; and, the other to focus on generating strategic business and consumer assets. During the fourth quarter of 2008, Sterling strengthened its capital position by raising $303 million through the sale of preferred shares and a related warrant to the U.S. Department of the Treasury (the “Treasury Department”) as part of the Treasury Department’s Capital Purchase Program. In January 2009, Sterling suspended payment of its quarterly cash dividends on its common shares until economic conditions improve.

Sterling’s retail and commercial banking groups continued to perform well, generating net interest income before the provision for credit losses of $359.6 million for 2008 versus $355.4 million for 2007. Sterling remains well capitalized, with excess liquidity, and expects to continue lending to the communities it serves, as well as to continue to absorb elevated credit costs.

2008 HIGHLIGHTS

•	Capital ratios remain above “well-capitalized” levels at 13.0%.

•	Available liquidity remains strong at $3.2 billion.

•	Tangible book value per common share was $11.41.

•	Tangible shareholders’ equity-to-tangible asset ratio improved to 7.07% from 6.01%.

•	Total assets were $12.79 billion.

•	Total loans receivable were $8.81 billion.

•	Total deposits increased 9% to a record $8.35 billion.

Critical Accounting Policies

The accounting and reporting policies of Sterling conform to generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Sterling’s management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of Sterling’s Consolidated Financial Statements and MD&A.

Income Recognition.    Sterling recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs when the loan is 90 days past due, Sterling discontinues the accrual of interest, and any previously accrued interest recognized in income deemed uncollectible is reversed. Interest received on non-performing loans is included in income only if principal recovery is reasonably assured. A non-performing loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

Allowance For Credit Losses.    The allowance for credit losses is composed of the allowance for loan losses and the reserve for unfunded credit commitments. In general, determining the amount of the allowance requires significant judgment and the use of estimates by management. Sterling maintains an allowance for credit losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including specific and confirmed losses, levels and trends in classified and non-performing loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management’s analysis.

During the fourth quarter of 2008, Sterling modified its estimate of the fair value of loans being tested for impairment. The fair value is now estimated excluding the potential cash flows from certain guarantors. To the extent that these guarantors are able to provide repayments, a recovery would be recorded upon receipt. In addition, Sterling re-assessed the accounting for real estate loans treated as collateral dependent. As a result, Sterling now considers any impairment on a collateral-dependent loan to be a confirmed loss and charges off the impairment amount when the impairment is identified, rather than establishing a specific allowance on impaired collateral-dependent loans that would have been charged off when foreclosure was probable.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions and other relevant factors. The slowdown in economic activity could continue to adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience further increases in non-performing assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at December 31, 2008.

Investments and MBS.    Assets in the investment and MBS portfolios are initially recorded at cost, which includes any premiums and discounts. Sterling amortizes premiums and discounts as an adjustment to interest income over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method. Sterling’s MBS are primarily in agency securities, with limited investments in non-agency obligations. Municipal bonds that Sterling holds are all general obligation in nature, spread throughout Sterling’s footprint. Sterling does not invest in collateralized debt obligations or similar exotic structured investment products.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement. There were no investment securities that management identified to be other-than-temporarily impaired for the year ended December 31, 2008, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the impact on securities within those classes, not deteriorating credit quality of specific securities. Sterling holds positions in classes of securities negatively impacted by temporary credit market disruptions, including one single issuer trust preferred, and 19 private label collateralized mortgage obligations. The trust preferred is rated A1 by Moody’s and has an amortized cost of $24.6 million compared to a $12.9 million market value, or an unrealized loss of $11.7 million. The private label collateralized mortgage obligations are all rated AAA, except for $10.1 million of such securities that are rated Aa3 by Moody’s and have an amortized cost of $275.9 million compared to a $227.5 million market value, or an unrealized loss of $48.4 million. All of the aforementioned positions remain high quality investment grade, and all are quarterly stress-tested for both credit quality and collateral strength. As of December 31, 2008, Sterling expects the return of all principal and interest on all securities within the portfolios pursuant to the contractual terms and therefore Sterling is positioned to maintain the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See Note 2 of “Notes to Consolidated Financial Statements.”

Fair Value of Financial Instruments.    Sterling’s available-for-sale securities portfolio totaled $2.64 billion and $1.85 billion as of December 31, 2008 and 2007, respectively, and were the majority of Sterling’s financial instruments that are carried at fair value. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in depth collateral analysis and cash flow stress testing.

Loans held for sale are also carried at fair value, as Sterling has applied FAS 159 to these loans in order to match changes in the value of the loans with the value of the economic hedges on the loans without having to apply complex hedge accounting. The fair value of loans held for sale is determined based upon an analysis of investor quoted pricing inputs.

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

Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2008, and concluded that the recorded values were not impaired, based on present value discounted cash flow analysis as allowed by FAS 142. During the fourth quarter of 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that an impairment had occurred, and wrote off $223.8 million of its goodwill. Further deterioration in its loan portfolio from worsening economic conditions, continued stress on real estate values, increasing levels of both classified and non-performing assets and higher net charge-offs, resulted in higher credit costs. Dividends on Sterling’s newly issued preferred stock reduce income that is available to common shareholders. Sterling will continue to perform an annual test on the remainder of its goodwill, and evaluate on a quarterly basis the need to perform an interim test. There are many assumptions and estimates underlying the determination of whether goodwill has been impaired. Future events could cause management to conclude that Sterling’s goodwill or other intangible assets have become further impaired, which would result in Sterling recording an additional impairment loss. Other intangible assets consisting of core deposit intangibles with definite lives are amortized on a straight line basis over the estimated life of the acquired depositor relationships (generally eight to ten years).

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

The following table sets forth, on a tax equivalent basis, information with regard to Sterling’s NII, net interest spread and net interest margin:

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Income/ Expense	Average Yield/ Rate(1)	Average Balance	Income/ Expense	Average Yield/ Rate(1)	Average Balance	Income/ Expense	Average Yield/ Rate(1)
	(Dollars in thousands)
ASSETS:
Loans:
Mortgage	$5,501,102	$350,718	6.38%	$4,994,656	$401,084	8.03%	$3,291,944	$257,811	7.83%
Commercial and consumer	3,850,263	249,020	6.47%	3,568,815	279,422	7.83%	2,599,651	201,133	7.74%

Total loans	9,351,365	599,738	6.41%	8,563,471	680,506	7.95%	5,891,595	458,944	7.79%
Mortgage-backed securities	2,051,882	102,863	5.01%	1,655,371	79,266	4.79%	1,862,144	88,398	4.75%
Investments and cash equivalents	423,368	16,660	3.94%	270,384	10,302	3.81%	233,611	5,500	2.35%

Total interest-earning assets	11,826,615	719,261	6.08%	10,489,226	770,074	7.34%	7,987,350	552,842	6.92%

Noninterest-earning assets	841,147			778,201			411,213

Total average assets	$12,667,762			$11,267,427			$8,398,563

LIABILITIES and EQUITY:
Deposits:
Transaction	$1,321,932	1,372	0.10%	$1,359,066	2,543	0.19%	$1,106,321	1,692	0.15%
Savings and MMDA	2,173,133	46,231	2.13%	2,078,984	71,665	3.45%	1,512,198	47,844	3.16%
Time deposits	4,553,160	186,734	4.10%	4,039,152	203,406	5.04%	2,962,017	135,737	4.58%

Total deposits	8,048,225	234,337	2.91%	7,477,202	277,614	3.71%	5,580,536	185,273	3.32%
Borrowings	3,292,287	121,173	3.68%	2,604,764	134,004	5.14%	2,125,620	101,670	4.78%

Total interest-bearing liabilities	11,340,512	355,510	3.13%	10,081,966	411,618	4.08%	7,706,156	286,943	3.72%

Noninterest-bearing liabilities	136,082			101,044			122,435

Total average liabilities	11,476,594			10,183,010			7,828,591
Total average shareholders’ equity	1,191,168			1,084,417			569,972

Total average liabilities and equity	$12,667,762			$11,267,427			$8,398,563

Tax equivalent net interest spread		$363,751	2.95%		$358,456	3.26%		$265,899	3.20%

Tax equivalent net interest margin			3.08%			3.42%			3.33%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.29%			104.04%			103.65%

(1)	The yield information for the available-for-sale portfolio does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

Changes in Sterling’s NII are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in NII, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume—changes in volume multiplied by comparative period rate;

•	Rate—changes in rate multiplied by comparative period volume; and

•	Rate/volume—changes in rate multiplied by changes in volume.

	December 31, 2008 Increase (Decrease) Due to:				December 31, 2007 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Loans:
Mortgage	$40,669	$(82,654)	$(8,381)	$(50,366)	$133,349	$6,541	$3,383	$143,273
Commercial and consumer	22,036	(48,605)	(3,833)	(30,402)	74,984	2,408	897	78,289

Total loans	62,705	(131,259)	(12,214)	(80,768)	208,333	8,949	4,280	221,562
Mortgage-backed securities	18,986	3,720	892	23,598	(9,816)	769	(85)	(9,132)
Investment and cash equivalents	5,828	339	192	6,359	866	3,401	535	4,802

Total interest income	87,519	(127,200)	(11,130)	(50,811)	199,383	13,119	4,730	217,232

Interest expense:
Deposits	29,061	(66,320)	(6,016)	(43,275)	67,680	18,087	6,574	92,341
Borrowings	35,370	(38,135)	(10,066)	(12,831)	22,918	7,684	1,732	32,334

Total interest expense	64,431	(104,455)	(16,082)	(56,106)	90,598	25,771	8,306	124,675

Changes in net interest income on a tax equivalent basis	$23,088	$(22,745)	$4,952	$5,295	$108,785	$(12,652)	$(3,576)	$92,557

2008 versus 2007

Net Interest Income.    During the years ended December 31, 2008 and 2007, NII was $359.6 million and $355.4 million, respectively, with the 1% increase attributable to growth in average loan balances. The growth rate in loans slowed during 2008, and turned negative in the second half of the year, reflecting a lower level of originations and an increased provision for loan losses in response to the general economic decline and specific loan portfolio deterioration.

During the years ended December 31, 2008 and 2007, net interest margin was 3.08% and 3.42%, respectively. Net interest income and net interest margin have been negatively affected by the increase in non-performing assets, and the decline in the prime rate. Sterling has been “asset sensitive” during recent periods, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings. Additionally, when loans reach non-performing status, the reversal and cessation of accruing interest has an immediate negative impact on net interest margin. Reversal of $28.6 million in accrued interest income on non-performing loans lowered net interest margin by 24 basis points compared with a decline of 4 basis points, or $4.3 million, for 2007.

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

Sterling recorded provisions for credit losses of $333.6 million and $25.1 million for the years ended December 31, 2008 and 2007, respectively. Sterling has increased its provision for credit losses in response to an increase in the level of classified loans, particularly in the residential construction portfolio, and an assessment of the other relevant factors mentioned in the preceding paragraph. During the fourth quarter of 2008, the appraisal values of real estate reflected significant declines, and Sterling modified its methods of estimating the fair value of impaired loans.

The following table summarizes the allowance for credit losses activity for the periods indicated:

	Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Allowance—loans, January 1	$111,026	$77,849
Acquired	0	15,294
Provision	333,597	24,838
Charge-offs	(223,324)	(7,682)
Recoveries	2,078	933
Transfers	(15,012)	(206)

Allowance—loans, December 31	208,365	111,026

Allowance—unfunded commitments, January 1	6,306	5,840
Acquired	0	0
Provision	62	260
Charge-offs	(46)	0
Transfers	15,012	206

Allowance—unfunded commitments, December 31	21,334	6,306

Total credit allowance	$229,699	$117,332

Loan loss allowance to total loans	2.31%	1.23%
Total credit allowance to total loans	2.55%	1.30%

Sterling modified its methodology for estimating the fair value of loans being tested for impairment during the fourth quarter of 2008. The fair value is now determined excluding the potential cash flows from certain guarantors. To the extent that these guarantors are able to provide repayments, a recovery would be recorded upon receipt. In addition to the higher credit provision recorded during the fourth quarter of 2008, in many cases, Sterling re-assessed the accounting for real estate loans treated as collateral dependent. As a result, Sterling now considers any impairment on a collateral-dependent loan to be a confirmed loss and charges off the impairment amount when the impairment is identified, rather than establishing a specific allowance on impaired collateral-dependent loans that would have been charged off when foreclosure was probable. As a result of this change, the specific loss allowance was reduced by approximately $163.9 million and is now reflected as part of net charge-offs.

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

Non-performing assets, a subset of classified assets that includes non-performing loans and real estate owned, were 4.77% of total assets at December 31, 2008, compared with 1.11% of total assets at December 31, 2007. At December 31, 2008, the delinquency ratio for loans 60 days or more past due was 4.86% of total loans compared to 1.23% of total loans at December 31, 2007. Recently, Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans and increases in delinquencies due to declining market values and weakness in housing sales in certain of its markets.

At December 31, 2008, Sterling’s total classified assets were 7.70% of total assets, compared with 1.93% of total assets at December 31, 2007. The following table describes classified assets by asset type as of the dates indicated:

	December 31, 2008	September 30, 2008	June 30, 2008	March 30, 2008	December 31, 2007
	(Dollars in thousands)
Residential real estate	$34,333	$36,863	$21,848	$5,021	$711
Multifamily real estate	16,741	7,313	2,289	470	248
Commercial real estate	37,890	14,931	6,390	6,277	3,224
Construction
Residential construction	548,384	405,753	309,556	255,473	117,424
Multifamily and commercial construction	119,348	17,109	19,042	15,182	3,566

Total construction	667,732	422,862	328,598	270,655	120,990

Consumer—direct and indirect	4,556	4,489	3,994	2,949	2,627
Commercial banking	143,748	130,250	111,344	104,394	95,461

Total classified loans	905,000	616,708	474,463	389,766	223,261
REO	79,875	54,795	22,998	13,027	11,075

Total classified assets	$984,875	$671,503	$497,461	$402,793	$234,336

At December 31, 2008, 74% of classified assets are related to construction, the majority of which was residential construction. The commercial construction and commercial banking loan portfolio have also been affected by the downturn in the housing market. The following table summarizes the principal balances of non-performing assets at the dates indicated:

	December 31,
	2008	2007
	(Dollars in thousands)
Past due 90 days	$0	$0
Nonaccrual loans	474,172	123,790
Restructured loans	56,618	350

Total nonperforming loans	530,790	124,140
Real estate owned	79,875	11,075

Total nonperforming assets	610,665	135,215
Specific reserves	(19,535)	(8,678)

Net nonperforming assets	$591,130	$126,537

Past due 90 days represents loans that are 90 days or more delinquent in regards to interest or principal, and that Sterling is still accruing interest on. The allowance for losses on REO is included in the specific reserve, and totaled $17.6 million at December 31, 2008. The following table describes non-performing assets by asset type at the dates indicated. The following table describes non-performing assets by asset type at the dates indicated:

	December 31,
	2008	2007
	(Dollars in thousands)
Residential real estate	$46,043	$1,557
Multifamily real estate	4,757	2,268
Commercial real estate	7,753	1,418
Construction:
Residential	410,338	102,373
Multifamily	3,894	0
Commercial	70,607	3,042

Total construction	484,839	105,415
Consumer—direct	5,053	1,716
Consumer—indirect	700	836
Commercial banking	61,520	22,005

Total nonperforming assets	$610,665	$135,215

Non-performing assets presented above are gross of their applicable specific loan loss reserve. The following presents residential construction non-performing assets by geographical market over the past several periods:

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Residential construction
Portland, OR	$117,350	$92,599	$46,101	$7,567	$501
Boise, ID	23,356	41,046	34,939	37,338	32,728
Utah	29,586	38,143	36,179	15,372	3,603
Puget Sound	73,878	38,128	30,986	23,356	12,442
Southern California	67,824	32,322	40,085	28,032	23,614
Bend, OR	22,136	22,793	19,695	20,927	18,500
Vancouver, WA	14,486	19,704	19,854	19,943	2,103
Other	61,722	32,047	13,061	15,985	7,309

Total residential construction	410,338	316,782	240,900	168,520	100,800
Commercial and multifamily construction	74,501	21,609	12,270	9,756	3,042
Other loan categories	125,826	98,318	50,230	44,808	31,373

Total gross nonperforming assets	610,665	436,709	303,400	223,084	135,215
Specific reserves	(19,535)	(37,554)	(40,597)	(19,084)	(8,678)

Total net nonperforming assets	$591,130	$399,155	$262,803	$204,000	$126,537

Non-performing construction loans made up 79% of non-performing assets at the end of 2008. Residential construction non-performing assets rose $309.5 million during 2008, reflecting the worsening economic conditions, continued stress on real estate values, and credit stress on borrowers. Residential construction non-performing assets increased to $117.4 million in the Portland market as credit trends worsened due to the decline in the value of residential properties. The increase in non-performing residential construction assets in Southern California was driven by larger acquisition and development projects. The Puget Sound market experienced one of the largest dollar increases in non-performing residential construction assets but as a percentage of outstanding loans is performing better than Sterling’s overall residential construction portfolio. Growth in commercial construction non-performing assets reflects a slowdown in lease-ups, especially in the northern California market, which has affected borrowers’ cash flows and ability to meet debt service requirements. The increase in commercial banking was primarily related to business customers that serve the housing industry. The increase in the residential portfolio primarily relates to non-owner occupied loans and reflects slower lease-up of rental units.

Non-Interest Income.    Non-interest income was as follows for the years presented:

	Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Fees and service charges	$59,867	$55,978
Mortgage banking operations	27,651	32,649
Bank-owned life insurance	5,286	6,500
Loan servicing fees	431	1,442
REO operations	(19,787)	72
Gain (charge) related to early repayment of debt	0	(2,324)
Other non-interest expense	(1,340)	(839)

Total non-interest income	$72,108	$93,478

Reflecting updated appraisals of REO, Sterling recognized a write-down within REO operations of $17.6 million for 2008. Fees and service charge income increased 7% over 2008, reflecting increases in analyzed account fees, loan-related fees, transaction fees and fees from Sterling’s Balance Shield program. The total number of transaction accounts increased 1% over 2007. Income from mortgage banking declined 15% over 2007 from a decrease in loan brokered fee income and lower gains on nonresidential loan sales.

The following table summarizes certain information about Sterling’s residential and commercial mortgage banking activities for the years indicated:

	As of and for the Years Ended December 31,
	2008	2007
	(Dollars in millions)
Originations of residential mortgage loans	$1,464.7	$1,492.0
Originations of commercial real estate loans	326.9	163.3
Sales of residential loans	1,315.6	1,294.9
Sales of commercial real estate loans	15.8	56.0
Principal balances of residential loans serviced for others	501.6	598.5
Principal balances of commercial real estate loans serviced for others	1,680.4	1,683.0

Non-Interest Expenses.    Non-interest expenses were as follows for the years presented:

	Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Employee compensation and benefits	$159,133	$158,483
Occupancy and equipment	44,124	46,446
Data processing	21,118	18,109
Depreciation	14,023	13,498
Advertising	11,748	12,898
Insurance	7,372	3,778
Travel and entertainment	6,977	7,676
Amortization of core deposit intangibles	4,901	4,718
Legal and accounting	3,100	3,001
Merger and acquisition costs	200	2,833
Other	13,034	14,097

Total expense before impairment charge	285,730	285,537
Goodwill impairment	223,765	0

Total	$509,495	$285,537

Included in non-interest expense during 2008 was a charge for goodwill impairment of $223.8 million. Excluding the goodwill impairment, non-interest expenses were relatively unchanged as compared to 2007, despite overall company growth and increases in FDIC deposit insurance premiums. This was achieved by improving operating efficiencies, maintaining tight control of overhead expenses and the decision not to pay executive cash bonus compensation for 2008. The number of full-time equivalent employees at year end decreased by 90 to 2,481 from 2,571 at the end of 2007. The increase in FDIC deposit insurance premiums reflects the rise in the level of basic insurance deposit coverage to $250,000 and Sterling’s participation in the Transaction and Debt Guarantee programs. These deposit insurance premiums for 2009 are expected to continue to increase above 2008 levels.

Income Tax Provision.    Sterling recorded a federal and state income tax benefit of $75.9 million for the year ended December 31, 2008, and a provision of $44.9 million for the year ended December 31, 2007. The effective tax rates for these periods were 18% and 33%, respectively. The decrease in the effective tax rate is primarily due to the recording of the goodwill impairment charge during 2008 which is not deductible for taxes. Also affecting the 2008 tax rate was a reduction in the FIN 48 allowance for uncertain tax positions. During 2008, the statute of limitations expired on the 2004 tax period. As of December 31, 2008, Sterling believes that it is more likely than not that it will be able to fully realize its deferred tax asset and therefore has not recorded a valuation allowance.

2007 versus 2006

Net Interest Income.    NII for the years ended December 31, 2007 and 2006 was $355.4 million and $263.9 million, respectively. The 35% increase in NII was due to growth in loan balances.

During the same periods, the net interest margins were 3.42% and 3.33%, respectively, and net interest spreads were 3.26% and 3.20%, respectively. The change in the mix of earning assets as the result of the increase in loan balances was the main reason for the increase in net interest margin. The growth in NII and net interest margin during 2007 began to slow and declined during the fourth quarter of 2007. The decline during the fourth quarter of 2007 was due to the increase in non-performing assets and the 100 basis point decline in the prime rate. Sterling was “asset sensitive” during the fourth quarter of 2007 with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings. Additionally, when loans reach non-performing status, the reversal and cessation of accruing interest has an immediate negative impact to net interest margin.

Provision for Credit Losses.    Sterling recorded provisions for credit losses of $25.1 million and $18.7 million for the years ended December 31, 2007 and 2006, respectively. During the fourth quarter of 2007, Sterling increased its provision for credit losses in response to an increase in the level of delinquent and non-performing loans, particularly in the residential construction portfolio, and an assessment of the other relevant factors mentioned in the preceding paragraph. The following table summarizes the credit loss allowance activity for the periods indicated:

	Years Ended December 31,
	2007	2006
	(Dollars in thousands)
Allowance—loans, January 1	$77,849	$52,034
Acquired	15,294	13,155
Provision	24,838	18,703
Charge-offs	(7,682)	(4,405)
Recoveries	933	753
Transfers	(206)	(2,391)

Allowance—loans, December 31	111,026	77,849

Allowance—unfunded commitments, January 1	5,840	3,449
Acquired	0	0
Provision	260	0
Transfers	206	2,391

Allowance—unfunded commitments, December 31	6,306	5,840

Total credit allowance	$117,332	$83,689

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

At December 31, 2007, Sterling’s total classified assets were 1.93% of total assets, compared with 0.49% of total assets at December 31, 2006. Non-performing assets were 1.04% of total assets at December 31, 2007, compared with 0.11% of total assets at December 31, 2006. At December 31, 2007, Sterling’s loan delinquency rate (60 days or more) as a percentage of total loans was 1.23%, compared with 0.10% at December 31, 2006. Recently, Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans due to declining market values and weakness in housing sales in certain of its markets; mainly Boise, Idaho, southern California and Bend, Oregon.

Non-Interest Income.    Non-interest income was as follows for the years presented:

	Years Ended December 31,
	2007	2006
	(Dollars in thousands)
Fees and service charges	$55,978	$42,995
Mortgage banking operations	32,649	20,216
Bank-owned life insurance	6,500	5,020
Loan servicing fees	1,442	1,812
Real estate owned operations	72	176
Net gains (losses) on sales of securities	0	0
Gain (charge) related to early repayment of debt	(2,324)	(204)
Other non-interest expense	(839)	(675)

Total non-interest income	$93,478	$69,340

The increase in non-interest income was primarily due to an increase in fees and service charges and income from mortgage banking operations. Fees and service charges increased as a result of increases in consumer transaction based fees, including Sterling’s Balance Shield program, plus increases in treasury management and loan related fees, merchant services, and business and consumer CheckCard fees. The total number of transaction accounts grew 6 percent during 2007, which helped drive the growth in fees and service charge income.

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

Income Tax Provision.    Sterling recorded federal and state income tax provisions of $44.9 million and $34.2 million for the years ended December 31, 2007 and 2006, respectively. The effective tax rates for these periods were 32.5% and 31.6%, with the increase primarily reflecting a higher percentage of income being taxed at the statutory rates and an increase in state tax expense due to Sterling’s expansion into California.

Financial Position

Assets.    At December 31, 2008, Sterling’s assets were $12.79 billion, up 5% from $12.15 billion at December 31, 2007. This growth was mainly a result of increased purchases in the investment and MBS portfolio as Sterling sought to increase its interest income from these securities as part of its efforts to respond to the decreased level of income from its loan portfolio because of the higher level of non-performing loans and the drop off in demand from the economic slowdown.

Investments and MBS.    Sterling’s investment and MBS portfolio at December 31, 2008 was $2.82 billion, an increase of $829.1 million from the December 31, 2007 balance of $1.99 billion. The increase was due to purchases exceeding principal repayments and maturities. Sterling purchased $947 million of securities from the Federal Home Mortgage Corporation (“FHLMC”), the Federal National Mortgage Corporation (“FNMA”) and the Government National Mortgage Association (“GNMA”) and $107 million of municipal bonds during 2008. As of December 31, 2008, the investment and MBS portfolio had a net unrealized loss of $28.4 million, as compared to $28.5 million as of December 31, 2007.

Loans Receivable.    At December 31, 2008, net loans receivable were $8.81 billion, down $141.2 million from $8.95 billion at December 31, 2007. The decrease reflected a lower level of originations and an increased provision for loan losses in response to the general economic decline and specific loan portfolio deterioration.

Bank-Owned Life Insurance (“BOLI”).    BOLI increased to $157.2 million at December 31, 2008, from $150.8 million at December 31, 2007. Sterling uses the earnings from BOLI to fund long term employee benefit costs. Through BOLI, Sterling is the owner and the beneficiary of life insurance policies on certain officers who consent to the issuance of the policies.

Goodwill and Other Intangible Assets.    Goodwill and other intangible assets decreased to $254.3 million at December 31, 2008, from $484.8 million at December 31, 2007. During 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that an impairment of its goodwill had occurred, and recorded a charge of $223.8 million. See Note 7 of “Notes to Consolidated Financial Statements.”

Deposits.    The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing transaction	$449,060	5.4	$469,428	6.1
Noninterest-bearing transaction	897,198	10.7	898,606	11.7
Savings and MMDA	2,113,425	25.3	2,156,808	28.1
Time deposits	4,890,724	58.6	4,152,930	54.1

Total deposits	$8,350,407	100.0	$7,677,772	100.0

Annualized cost of deposits		2.91%		3.71%

Deposit growth was primarily in time deposits, which include brokered and public deposits that provide Sterling with relatively attractive funding sources. Also, in a declining rate environment, fixed rate deposits become more attractive to deposit customers.

Borrowings.    Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the FHLB, reverse repurchase agreements and other borrowings to fund asset growth, restructure liabilities and meet cash flow requirements. At December 31, 2008, the aggregate balance from these funding sources were comparable to the balance at December 31, 2007. A repayment of $24.0 million of trust preferred securities occurred in other borrowings.

Asset and Liability Management

The results of operations for financial institutions have been and may continue to be materially and adversely affected by changes in prevailing economic conditions, including changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities, and the changes in each of these attributes under different interest rate scenarios results in interest-rate risk.

Sterling, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices. Sterling’s results of operations are largely dependent upon its net interest income and its ability to manage its interest rate risk.

Sterling’s Asset/Liability Committee (“ALCO”) manages Sterling’s interest-rate risk based on cash flow modeling, interest rate projections and other factors within policies and practices approved by the subsidiary banks’ boards of directors. The principal objective of Sterling’s asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating Sterling’s funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity (“EVE”) simulation.

The difference between a financial institution’s interest rate sensitive assets (i.e., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within a specific time period) is commonly referred to as its “interest rate sensitivity gap” (“GAP”). An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. Sterling was “asset sensitive” during 2008, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings.

The following table sets forth the estimated maturity/repricing and the resulting gap between Sterling’s interest-earning assets and interest-bearing liabilities at December 31, 2008. The estimated maturity/repricing amounts reflect contractual maturities and amortizations, assumed loan prepayments based upon Sterling’s historical experience, estimates from secondary market sources such as FHLMC or FNMA and estimated regular non-maturity deposit decay rates (the rate of withdrawals or transfers to higher-yielding products). Management believes these assumptions and estimates are reasonable, but there can be no assurance in this regard or that action undertaken to mitigate interest rate risk will have the desired effect. The classification of mortgage loans, investments and MBS is based upon regulatory reporting formats and, therefore, may not be consistent with the financial information contained elsewhere in this report on Form 10-K. While the GAP measurement has some limitations, including no assumptions regarding future asset or liability production and a static interest rate assumption (large changes may occur related to those items), the GAP represents the net asset or liability sensitivity at a point in time. A GAP measure could be significantly affected by external factors such as loan prepayments that occur faster or slower than assumed, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition or a rise or decline in interest rates.

	Maturity or Repricing
	0 to 3 Months	Over 3 Months to 1 Year	Over 1 Year to 3 Years	Over 3 Years to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans and MBS:
ARM, balloon mortgage loans and MBS	$3,102,663	$477,072	$662,772	$353,186	$9,750	$4,605,443
Fixed-rate mortgage loans and MBS	454,119	1,095,524	917,663	401,043	366,157	3,234,506
Loans held for sale	112,777	0	0	0	0	112,777

Total mortgage loans and MBS	3,669,559	1,572,596	1,580,435	754,229	375,907	7,952,726
Commercial and consumer loans:
Consumer	377,370	195,825	364,841	139,496	170,988	1,248,520
Commercial	743,043	465,562	487,732	347,994	94,305	2,138,636

Total loans and MBS	4,789,972	2,233,983	2,433,008	1,241,719	641,200	11,339,882
Investments	138,298	501	672	2,400	253,237	395,108

	4,928,270	2,234,484	2,433,680	1,244,119	894,437	11,734,990
Cash on hand and in banks	0	0	0	0	140,295	140,295
Other noninterest-earning assets	0	0	0	0	915,431	915,431

Total assets	$4,928,270	$2,234,484	$2,433,680	$1,244,119	$1,950,163	$12,790,716

Interest-bearing liabilities:
Deposits:
Time deposits	$1,241,978	$2,578,497	$791,558	$221,172	$57,519	$4,890,724
Checking accounts	43,858	91,405	84,823	74,746	1,051,426	1,346,258
Savings	399,669	806,992	167,404	125,324	614,036	2,113,425

Total deposits	1,685,505	3,476,894	1,043,785	421,242	1,722,981	8,350,407
FHLB advances	256,708	292,111	556,894	589,462	31,374	1,726,549
Repurchase agreements and funds purchased	163,023	0	0	250,000	750,000	1,163,023
Other borrowings	248,276	0	0	0	0	248,276

Total interest-bearing liabilities	2,353,512	3,769,005	1,600,679	1,260,704	2,504,355	11,488,255

Other noninterest-bearing liabilities	0	0	0	0	161,425	161,425
Shareholders’ equity	0	0	0	0	1,141,036	1,141,036

Total liabilities and shareholders’ equity	$2,353,512	$3,769,005	$1,600,679	$1,260,704	$3,806,816	$12,790,716

Net gap	$2,574,758	$(1,534,521)	$833,001	$(16,585)	$(1,856,653)	$0

Cumulative gap	$2,574,758	$1,040,237	$1,873,238	$1,856,653	$0	$0

Cumulative gap to total assets	20.13%	8.13%	14.65%	14.52%	0.00%	0.00%

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of December 31, 2008 and 2007 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	December 31,
	2008	2007
	% Change in NII	% Change in NII
+200	3.6	(0.1)
+100	2.2	0.1
Static	0.0	0.0
-100	N/A	(1.5)
-200	N/A	(3.7)

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up and down. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at December 31, 2008 and 2007 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	At December 31,
	2008	2007
	% Change in EVE	% Change in EVE
+200	(3.8)	(4.9)
+100	(2.7)	(1.6)
Static	0.0	0.0
-100	N/A	(4.3)
-200	N/A	(16.4)

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of December 31, 2008, Sterling has not entered into any other asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.

Liquidity and Capital Resources

Sterling’s primary sources of funds are: customer deposit accounts; wholesale funds from commercial banks, the FHLB, and the Federal Reserve; the collection of principal and interest primarily from loans, as well as from mortgage backed securities; and the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities.

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

Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans or purchasing assets such as MBS and investment securities. These borrowings include advances from the FHLB, reverse repurchase agreements, primary credits and term auction facilities from the Federal Reserve, and federal funds purchased. Sterling had access to over $3.23 billion and $1.99 billion of additional liquidity from these sources as of December 31, 2008 and 2007, respectively. In 2009, certain states have either increased or proposed to increase the collateralization requirements for uninsured public funds. The increased collateralization requirements would require that Sterling pledge addition collateral, which would reduce Sterling’s available liquidity. Alternatively, Sterling could choose to reduce the amount of public deposits it accepts in those states to reduce the risk associated with the collateral pool. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At December 31, 2008 and 2007, these credit lines represented a total borrowing capacity of $2.92 billion and $2.39 billion, of which $1.33 billion and $836.3 million was available, respectively. At December 31, 2008 and 2007, Sterling had $1.09 billion and $1.03 billion in outstanding borrowings under reverse repurchase agreements, respectively. Sterling had securities available for additional secured borrowings of $513.7 million and $163.1 million as of December 31, 2008 and 2007, respectively. The structure of reverse repurchase agreements is to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling also had $69.0 million and $151.7 million of federal funds purchased and discount window borrowings, which are short term borrowings from correspondent banks and the Federal Reserve, as of December 31, 2008 and 2007, respectively. During the first quarter of 2008, in an effort to increase liquidity in the banking system, the Federal Reserve lowered the rate of borrowings from its discount window to 25 basis points above the federal funds target rate, lengthened the term of these borrowings, and broadened the range of collateral that it was willing to accept. Through the Federal Reserve’s 12th District Bank, Sterling participates in the Borrower in Custody Program (“BIC”) which allows Sterling to borrow against certain pledged loans for terms ranging from overnight to 90 days. Sterling is also eligible to participate in the Term Auction Facility (“TAF”) which allows Sterling to bid on borrowing funds for terms of 28 to 84 days. Sterling has utilized this source of funds to the extent that these funds are more competitive than other sources.

On December 5, 2008, Sterling completed the sale of 303,000 shares of preferred stock and issued a warrant to purchase 6,437,677 shares of Sterling’s common stock to the U.S. Department of the Treasury, raising total proceeds of $303 million. The $303 million in proceeds are treated as Tier 1 capital. The 303,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series, A, issued by Sterling will pay a cumulative compounding dividend of 5% per year for the first five years and will reset to a rate of 9% per year after five years. After three years, the preferred shares may be redeemed by Sterling at their issue price, plus all accrued and unpaid dividends. Subject to approval by Sterling’s banking regulators, the preferred shares may also be redeemed at any time if Sterling chooses to replace them with newly raised equity capital. In addition to the preferred shares, the Treasury Department received a warrant to purchase 6,437,677 shares of Sterling common stock at an exercise price of $7.06 per share. See “Business—Regulation,” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Stock Market and Dividend Information.”

Sterling, on a parent company-only basis, had cash of approximately $86.2 million and $33.7 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, Sterling had an investment of $383.1 million and $175.1 million, respectively, in the preferred stock of Sterling Savings Bank, and in Golf Savings Bank of $25.0 million and $0, respectively. Sterling had an investment in the common stock of Sterling

Savings Bank of $865.8 million, as of both December 31, 2008 and 2007, and an investment in the common stock of Golf Savings Bank of $35.7 million and $31.7 million, as of December 31, 2008 and 2007, respectively. Sterling received cash dividends from Sterling Savings Bank of $38.3 million and $30.9 million during the years ended December 31, 2008 and 2007, respectively. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt and the payment of dividends. Sterling Savings Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. In September 2008, Sterling terminated its revolving credit agreement with Wells Fargo Bank, N.A. because Sterling had not used the facility during 2008 and the cost of maintaining the facility outweighed the benefit of having it available.

Sterling has had the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling’s credit ratings. In January 2009, in response to Sterling’s announcement of increased non-performing assets and higher net charge-offs, Fitch Ratings placed Sterling and Sterling Savings Bank’s credit ratings on a negative rating watch and downgraded its individual rating to C. There can be no assurance that Sterling will continue to be able to access the capital markets in the future.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table represents Sterling’s on-and-off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Over 3 to 5 years	More than 5 years	Indeterminate Maturity
	(Dollars in thousands)
Deposits(1)	$8,350,407	$3,820,475	$791,558	$221,172	$57,519	$3,459,683
Borrowings(1)	3,137,848	711,843	559,893	839,462	1,026,650	0
Operating leases	82,921	13,693	22,239	15,065	31,924	0
Purchase obligations(2)	44,346	17,818	22,245	4,283	0	0
Other long-term liabilities(3)	35,865	738	2,428	2,944	29,755	0

Total	$11,651,387	$4,564,567	$1,398,363	$1,082,926	$1,145,848	$3,459,683

(1)	Excludes interest payments. Deposits with indeterminate maturities are composed of transaction, savings and MMDA accounts. See Notes 8 – 11 of “Notes to Consolidated Financial Statements.”
(2)	Excludes recurring accounts payable amounts due in the first quarter of 2009.
(3)

Includes amounts associated with retirement and benefit plans and other compensation arrangements. The amounts represent the total future potential payouts assuming all current participants become fully vested in their respective plans or arrangements. See Note 18 of “Notes to Consolidated Financial Statements.”

Sterling, in the conduct of ordinary business operations routinely enters into contracts that may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Sterling is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. As of December 31, 2008 and 2007, commitments to extend credit totaled $1.75 billion and $2.52 billion, respectively, and letters of credit totaled $51.3 million and $56.3 million, respectively. As of December 31, 2008 and 2007, the balance of the credit loss provision for these unfunded commitments totaled $21.3 million and $6.3 million, respectively. As of December 31, 2008, Sterling had committed to invest a total of $16.5 million in a limited partnership for the development of low-income housing. As of December 31, 2008, $9.1 million of this commitment was disbursed. The fund invests in a series of low-income projects throughout the western United States. Sterling receives tax deductions and tax credits from the partnership, which Sterling anticipates will yield a positive return on investment, but anticipates that the partnership interest will have no value at the end of the fifteen-year term.

As part of its mortgage banking activities, Sterling issues interest rate lock commitments to prospective borrowers on residential mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs. For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to interest rate lock commitments, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. See Note 10 of “Notes to Consolidated Financial Statements.”

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of December 31, 2007, Sterling did not have any loans subject to interest rate lock commitments under mandatory delivery programs. As of December 31, 2008 and 2007, Sterling had entered into best efforts forward commitments to sell $71.0 million and $41.3 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of December 31, 2008 and 2007, were $7.5 million and $1.6 million, respectively.

Capital

Sterling’s total shareholders’ equity was $1.14 billion at December 31, 2008, compared with $1.19 billion at December 31, 2007, with the decrease mainly due to the net loss recorded for the year ended December 31, 2008, as offset by the capital raised through the Treasury Department’s Capital Purchase Program. Shareholders’ equity was 8.9% of total assets at December 31, 2008, compared with 9.8% at December 31, 2007. At December 31, 2008, Sterling had a net unrealized loss of $28.4 million on investment securities and MBS classified as available for sale, as compared to $28.5 million as of December 31, 2007. Fluctuations in prevailing interest rates are expected to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity.

Sterling has outstanding various series of Trust Preferred Securities issued to investors. The Trust Preferred Securities are treated as debt of Sterling and qualify as Tier 1 capital, subject to certain limitations. For a complete description, see Note 11 of “Notes to Consolidated Financial Statements.”

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. In January 2009, Sterling suspended payment of its quarterly cash dividends on its common shares until economic conditions improve. At December 31, 2008, Sterling and each of its bank subsidiaries exceeded all regulatory capital requirements and were “well capitalized” pursuant to such regulations.

Goodwill Litigation

In the fourth quarter of 2008, following mediation, Sterling settled on the amount of damages owed to Sterling and fully resolved its goodwill lawsuit against the U.S. government for its breach of contract related to past acquisitions of failed savings institutions. Sterling was paid $1.8 million in January 2009. Sterling is satisfied that it prevailed in the litigation, which now is fully concluded.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In September 2008, FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of Financial Assets when the Market for that Asset is not Marketable,” provided additional valuation guidance for illiquid and distressed market conditions. In February 2007, FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. Both FAS 157 and 159 became effective for Sterling as of January 1, 2008. Sterling applied FAS 159 to its loans held for sale in order to match changes in the value of the loans with the value of their economic hedges without having to apply complex hedge accounting.

In November 2007, the SEC issued Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for Sterling as of January 1, 2008. The adoption of SAB 109 resulted in Sterling recording $694,000 of additional income during 2008.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141 (R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) applies prospectively to business combinations entered into by Sterling after January 1, 2009. Depending on the level of future acquisitions, SFAS No. 141 (R) may have a material effect on Sterling, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In February 2008, the FASB issued FSP (“FASB Staff Position”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The FSP provides implementation guidance for linked transactions under FAS 140. The FSP states that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This FSP will be effective for Sterling as of January 1, 2009, and is not expected to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FAS 133. FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 will be effective for Sterling as of January 1, 2009, and is not expected to have a material effect on Sterling.

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 requires all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Sterling is currently evaluating the impact that FSP EITF 03-06-1 will have on its consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” which revises the other-than-temporary-impairment (“OTTI”) guidance on beneficial interests in securitized financial assets that are within the scope of EITF Issue 99-20. FSP EITF 99-20-1 amends EITF Issue 99-20 to more closely align its OTTI guidance with paragraph 16 of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, by (1) removing the notion of a “market participant” and (2) inserting a “probable” concept related to the estimation of a beneficial interest’s cash flows. FSP EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on Sterling’s consolidated financial statements.

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

For a discussion of Sterling’s market risk, see “MD&A—Asset and Liability Management.”

Item 8.    Financial Statements and Supplementary Data

The required information is contained on pages F-1 through F-47 of this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Sterling’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of Sterling’s management, Sterling conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Based on management’s evaluation under the COSO Criteria, Sterling’s management has concluded that Sterling’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of Sterling’s internal control over financial reporting as of December 31, 2008 has been attested to by BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in Sterling’s annual report on for 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sterling Financial Corporation

Spokane, Washington

We have audited Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sterling Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sterling Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 6, 2009, expressed an unqualified opinion thereon.

BDO Seidman, LLP

Spokane, Washington

March 6, 2009

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

In response to this Item, the information set forth in Sterling’s Proxy Statement for its 2008 annual meeting of shareholders, under the headings “Board of Directors of Sterling Financial Corporation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning Sterling’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Information Concerning the Board of Directors and Its Committees—Committees of the Board of Directors” in Sterling’s Proxy Statement and is incorporated herein by reference.

Sterling has adopted a Code of Ethics that applies to all Sterling employees and directors, including Sterling’s senior financial officers. The Code of Ethics is publicly available on Sterling’s website at www.sterlingfinancialcorporation-spokane.com.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information set forth in the Proxy Statement under the headings “Interests of Directors, Officers and Others in Certain Transactions” and “Corporate Governance—Affirmative Determinations Regarding Director Independence” is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

In response to this Item, the information set forth in the Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm,” “Audit Committee Report,” “Independent Public Accounting Firm’s Fees,” and “Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents which are filed as a part of this report:

1.	Financial Statements: The required financial statements are contained in pages F-1 through F-47 of this Form 10-K.

2.	Financial Statement Schedules: Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements.

3.	Exhibits: The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

(b)	See (a)(3) above for all exhibits filed herewith.

(c)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

March 6, 2009	By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2009	By	/s/ Harold B. Gilkey
Harold B. Gilkey
Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

March 6, 2009	By	/s/ Daniel G. Byrne
Daniel G. Byrne
Executive Vice President—Finance, Assistant Secretary and Principal Financial Officer

March 6, 2009	By	/s/ Robert G. Butterfield
Robert G. Butterfield
Senior Vice President, Controller and Principal Accounting Officer

March 6, 2009	By	/s/ Katherine K. Anderson
Katherine K. Anderson, Director

March 6, 2009	By	/s/ Ellen R.M. Boyer
Ellen R.M. Boyer, Director

March 6, 2009	By	/s/ William L. Eisenhart
William L. Eisenhart, Director

March 6, 2009	By	/s/ James P. Fugate
James P. Fugate, Director

March 6, 2009	By	/s/ James B. Keegan
James B. Keegan, Director

March 6, 2009	By	/s/ Robert D. Larrabee
Robert D. Larrabee, Director

March 6, 2009	By	/s/ Donald J. Lukes
Donald J. Lukes, Director

March 6, 2009	By	/s/ Michael F. Reuling
Michael F. Reuling, Director

March 6, 2009	By	/s/ William W. Zuppe
William W. Zuppe, Director

Exhibit No.	Exhibit Index
3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s registration statement on Form 10-Q filed November 7, 2008, and incorporated by reference herein.

3.2

Articles of Amendment to the Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s current report on Form 8-K filed on December 8, 2008, and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s current report on Form S-3 filed January 6, 2009, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2

Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

4.3

Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Filed as Exhibit 4.1 to Sterling’s current report on Form 8-K filed on December 8, 2008, and incorporated by reference herein.

10.1

Letter Agreement, dated December 5, 2008, between Sterling and the United States Department of the Treasury. Filed as Exhibit 10.1 to Sterling’s current report on Form 8-K filed on December 8, 2008, and incorporated by reference herein.

10.2

Warrant to purchase shares of Sterling common stock, dated December 5, 2008 and issued to the United States Department of the Treasury. Filed as Exhibit 4.2 to Sterling’s current report on Form 8-K filed on December 8, 2008, and incorporated by reference herein.

10.3

Amended and Restated Employment Agreement by and between Sterling and Harold B. Gilkey. Filed as Exhibit 10.1 to Sterling’s current report on Form 8-K filed on August 8, 2008, and incorporated by reference herein.

10.4

Amended and Restated Employment Agreement by and between Sterling Financial Corporation and Heidi B. Stanley. Filed as Exhibit 10.2 to Sterling’s current report on Form 8-K filed on August 8, 2008, and incorporated by reference herein.

10.5

Amended and Restated Employment Agreement by and between Sterling Financial Corporation and Daniel G. Byrne. Filed as Exhibit 10.3 to Sterling’s current report on Form 8-K filed on August 8, 2008, and incorporated by reference herein.

10.6	Employment Agreement by and between Sterling and Donn C. Costa, entered into on February 12, 2006. Filed herewith.

10.7	Employment Agreement by and between Sterling and J. Gregory Seibly, entered into on August 28, 2008. Filed herewith.

10.8

Form of First Amendment to the Amended and Restated Employment Agreement by and between Sterling and Daniel G. Byrne, Donn C. Costa, Harold B. Gilkey, J. Gregory Seibly, and Heidi B. Stanley, entered into on December 4, 2008. Filed as exhibit 10.2 to Sterling’s current report on Form 8-K filed on December 8, 2008, and incorporated by reference herein.

10.9

Sterling Financial Corporation 1998 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 28, 1998, and incorporated by reference herein.

10.10

Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.5 to Sterling’s Annual Report on Form 10-K dated February 22, 2000, and incorporated by reference herein.

10.11

Sterling Financial Corporation 2001 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 24, 2001, and incorporated by reference herein.

E-1

Exhibit No.	Exhibit Index

10.12

Sterling Financial Corporation 2003 Long-Term Incentive Plan. Filed as Exhibit A to Sterling’s Proxy Statement in connection with the Annual Meeting of Shareholders held on April 22, 2003, and incorporated by reference herein.

10.13

Sterling Savings Bank Deferred Compensation Plan, effective date April 1, 2006. Filed as Exhibit 10.6 to Sterling’s Annual Report on Form 10-K dated February 28, 2007, and incorporated by reference herein.

10.14

Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan. Filed as Exhibit 10.9 to Sterling’s Annual Report on Form 10-K dated March 21, 2005, and incorporated by reference herein.

12.1	Statement regarding Computation of Return on Average Common Shareholders’ Equity. Filed herewith.

12.2	Statement regarding Computation of Return on Average Assets. Filed herewith.

12.3	Statement of Ratio of Earnings to Fixed Charges and Preferred Dividends. Filed herewith.

21.1	List of Subsidiaries of Sterling. Filed herewith.

23.1	Consent of BDO Seidman, LLP. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sterling Financial Corporation

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria) and our report dated March 6, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Spokane, Washington

March 6, 2009

Sterling Financial Corporation

Consolidated Balance Sheets

December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
ASSETS:
Cash and cash equivalents:
Interest bearing	$171	$10,042
Noninterest bearing	138,631	184,436

Total cash and cash equivalents	138,802	194,478

Restricted cash	1,493	1,100
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,639,290	1,853,271
Held to maturity	175,830	132,793
Loans receivable, net	8,807,094	8,948,307
Loans held for sale (at fair value: $112,191 as of December 31, 2008)	112,777	55,840
Accrued interest receivable	57,306	63,649
Real estate owned, net	62,320	11,075
Office properties and equipment, net	93,195	93,467
Bank-owned life insurance (“BOLI”)	157,236	150,825
Goodwill	227,558	453,136
Other intangible assets	26,725	31,627
Mortgage servicing rights, net	5,706	9,042
Prepaid expenses and other assets, net	285,384	151,165

Total assets	$12,790,716	$12,149,775

LIABILITIES:
Deposits	$8,350,407	$7,677,772
Advances from Federal Home Loan Bank (“FHLB”)	1,726,549	1,687,989
Securities sold subject to repurchase agreements and funds purchased	1,163,023	1,178,845
Other borrowings	248,276	273,015
Cashiers checks issued and payable	8,762	764
Borrowers’ reserves for taxes and insurance	1,987	1,765
Accrued interest payable	41,631	40,209
Accrued expenses and other liabilities	109,045	104,086

Total liabilities	11,649,680	10,964,445

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; $1,000 stated value; 10,000,000 shares authorized; 303,000 and 0 shares issued and outstanding	291,964	0
Common stock, $1 par value; 100,000,000 shares authorized; 52,134,030 and 51,456,461 shares issued and outstanding	52,134	51,456
Additional paid-in capital	909,386	892,028
Accumulated other comprehensive loss:
Unrealized losses on investments and MBS available-for-sale, net of deferred income taxes of $10,690 and $10,518	(17,866)	(17,967)
Retained earnings (deficit)	(94,582)	259,813

Total shareholders’ equity	1,141,036	1,185,330

Total liabilities and shareholders’ equity	$12,790,716	$12,149,775

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Income (Loss)

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share amounts)

	2008	2007	2006
Interest income:
Loans	$599,192	$679,991	$458,558
MBS	102,863	79,266	88,398
Investments and cash equivalents	13,007	7,721	3,899

Total interest income	715,062	766,978	550,855

Interest expense:
Deposits	234,337	277,614	185,273
Short-term borrowings	20,820	29,956	35,979
Long-term borrowings	100,353	104,048	65,691

Total interest expense	355,510	411,618	286,943

Net interest income	359,552	355,360	263,912
Provision for credit losses	(333,597)	(25,088)	(18,703)

Net interest income after provision for credit losses	25,955	330,272	245,209

Non-interest income:
Fees and service charges	59,867	55,978	42,995
Mortgage banking operations	27,651	32,649	20,216
Loan servicing fees	431	1,442	1,812
Real estate owned and other collateralized assets operations	(19,787)	72	176
BOLI	5,286	6,500	5,020
Gain (charge) related to early repayment of debt	0	(2,324)	(204)
Other non-interest expense	(1,340)	(839)	(675)

Total non-interest income	72,108	93,478	69,340

Non-interest expenses before impairment charge	285,730	285,537	206,373
Goodwill impairment	223,765	0	0

Non-interest expenses (Note 19)	509,495	285,537	206,373

Income (loss) before income taxes	(411,432)	138,213	108,176

Income tax benefit (provision)
Current	16,638	(53,777)	(41,797)
Deferred	59,260	8,853	7,567

Total tax benefit (provision)	75,898	(44,924)	(34,230)

Net income (loss)	(335,534)	93,289	73,946
Preferred stock dividend	(1,208)	0	0

Net income (loss) applicable to common shareholders	$(336,742)	$93,289	$73,946

Earnings per share—basic	$(6.51)	$1.87	$2.03

Earnings per share—diluted	$(6.51)	$1.86	$2.01

Weighted average shares outstanding—basic	51,721,671	49,786,349	36,423,095

Weighted average shares outstanding—diluted	51,721,671	50,217,515	36,841,866

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Net income (loss)	$(335,534)	$93,289	$73,946
Other comprehensive income (loss):
Change in unrealized gains or losses on investments and MBS available for sale, net of reclassification adjustments	(71)	24,397	1,359
Less deferred income tax benefit (provision)	172	(9,014)	(490)

Net other comprehensive income (loss)	101	15,383	869

Comprehensive income (loss)	$(335,433)	$108,672	$74,815

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	0	$0	34,855,549	$34,856	$385,353	$(34,219)	$120,695	$506,685
Shares issued upon exercise of stock options			483,183	483	5,883			6,366
Shares issued for business combinations			6,645,882	6,646	194,479			201,125
Shares issued for 401(k) match and direct stock purchases			58,126	58	1,617			1,675
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax						869		869
Cash dividends declared							(10,136)	(10,136)
Equity based compensation					182			182
Tax benefit of stock options					2,704			2,704
Net income							73,946	73,946

Balance, December 31, 2006	0	0	42,042,740	42,043	590,218	(33,350)	184,505	783,416
Shares issued upon exercise of stock options			318,130	318	3,274			3,592
Shares issued for business combinations			8,926,819	8,927	294,137			303,064
Shares issued for 401(k) match and direct stock purchases			83,772	83	2,146			2,229
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax						15,383		15,383
Cash dividends declared							(17,981)	(17,981)
Equity based compensation			85,000	85	1,319			1,404
Tax benefit of stock options					934			934
Net income							93,289	93,289

Balance, December 31, 2007	0	0	51,456,461	$51,456	$892,028	$(17,967)	$259,813	$1,185,330
Adoption of BOLI EITF 06-4							(2,055)	(2,055)
Shares issued for capital purchase program	303,000	291,809			11,191		0	303,000
Accretion of preferred stock		155					(155)	0
Shares issued upon exercise of stock options			237,078	237	1,153			1,390
Shares issued for 401(k) match and direct stock purchases			213,787	214	1,801			2,015
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax						101		101
Cash dividends declared							(16,651)	(16,651)
Equity based compensation			226,704	227	2,360			2,587
Tax benefit of stock options					853			853
Net loss							(335,534)	(335,534)

Balance, December 31, 2008	303,000	$291,964	52,134,030	$52,134	$909,386	$(17,866)	$(94,582)	$1,141,036

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$(335,534)	$93,289	$73,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses and real estate owned	351,225	25,088	18,873
Goodwill impairment	223,765	0	0
Accretion of deferred gains on sale of buildings	(804)	(826)	(320)
Net gain on sales of loans, investments and MBS	(20,306)	(20,413)	(10,545)
Stock based compensation	2,587	1,404	182
Excess tax benefit from stock based compensation	(853)	(934)	(2,704)
Stock issuances relating to 401(k) match	2,015	2,229	1,582
Other gains and losses	5,648	4,170	1,910
Loss (gain) related to early repayment of debt	0	2,324	0
Increase in cash surrender value of BOLI	(5,130)	(6,500)	(5,020)
Depreciation and amortization	23,019	24,674	19,253
Deferred income tax (provision) benefit	59,260	8,853	7,567
Change in:
Accrued interest receivable	6,343	(1,090)	(11,259)
Prepaid expenses and other assets	(191,488)	(15,104)	(11,722)
Cashiers checks issued and payable	7,998	(22,079)	11,529
Accrued interest payable	1,422	(3,951)	19,684
Accrued expenses and other liabilities	7,389	14,497	(10,375)
Proceeds from sales of loans originated for sale	1,113,370	1,258,621	630,185
Loans originated for sale	(1,093,064)	(1,241,934)	(620,214)

Net cash provided by operating activities	156,862	122,318	112,552

Cash flows from investing activities:
Change in restricted cash	(393)	50	(288)
Loans funded and purchased	(3,848,603)	(4,876,317)	(4,235,924)
Loan principal received	3,517,430	4,073,897	3,066,906
Proceeds from sales of portfolio loans	0	112,676	90,802
Purchase of investments securities	(1,315,867)	(109,940)	(60,165)
Proceeds from maturities of investments securities	1,115,269	45,198	21,685
Proceeds from sales of investments securities	0	7,208	0
Net change in cash and cash equivalents from acquisitions	0	92,419	82,403
Purchase of BOLI	0	(2,257)	(1,392)
Purchase of mortgage-backed securities	(912,433)	(305,009)	0
Principal payments on MBS	276,916	230,770	270,291
Proceeds from sales of MBS	0	0	0
Purchase of office properties and equipment	(13,980)	(14,671)	(15,120)
Sale of office properties and equipment	(24)	5,467	21,015
Improvements and other changes to real estate owned	1,820	(119)	(11)
Proceeds from sales of real estate owned	10,208	1,348	1,353

Net cash used in investing activities	(1,169,657)	(739,280)	(758,445)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from financing activities:
Net change in transaction and savings deposits	$(113,771)	$96,120	$249,122
Proceeds from issuance of time deposits	5,173,702	3,998,803	3,912,383
Payments for maturing time deposits	(4,612,075)	(4,420,908)	(3,451,067)
Interest credited to deposits	224,779	263,075	164,185
Advances from FHLB Seattle	781,906	2,246,244	2,316,797
Repayment of advances from FHLB Seattle	(742,733)	(2,133,187)	(2,519,021)
Net change in securities sold subject to repurchase agreements and funds purchased	(15,822)	562,491	(83,137)
Proceeds from other borrowings	0	69,392	130,000
Repayment of other borrowings	(24,000)	(36,855)	(27,200)
Proceeds from issuance of preferred stock and common stock warrants	303,000	0	0
Accretion of preferred stock	155	0	0
Proceeds from stock sales	1,390	3,592	6,459
Excess tax benefit from stock based compensation	853	934	2,704
Cash dividends paid to common shareholders	(20,487)	(16,243)	(8,895)
Other	222	(583)	821

Net cash provided by financing activities	957,119	632,875	693,151

Net change in cash and cash equivalents	(55,676)	15,913	47,258
Cash and cash equivalents, beginning of year	194,478	178,565	131,307

Cash and cash equivalents, end of year	$138,802	$194,478	$178,565

Supplemental disclosures:
Cash paid during the period for:
Interest	$354,088	$411,272	$265,249
Income taxes	17,039	52,729	41,273
Noncash financing and investing activities:
Loans converted into real estate owned	124,610	8,252	4,326
Common stock issued for business combinations	0	303,064	201,125
Common stock cash dividend accrued	0	4,889	3,154
Deferred gains on sales of branches	0	804	10,319
Preferred stock cash dividend accrued	1,052	0	0

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies:

Business

Sterling Financial Corporation (“Sterling”) is a bank holding company, organized under the laws of Washington in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. The principal operating subsidiary of Sterling Savings Bank is INTERVEST-Mortgage Investment Company (“INTERVEST”). During 2008, the operations of Sterling Savings Bank’s subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank’s subsidiary, Harbor Financial Services, Inc., were moved into the wealth management division of Sterling Savings Bank. Sterling Savings Bank commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association headquartered in Spokane, Washington. On July 8, 2005, Sterling Savings Bank converted to a commercial bank. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.

Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.79 billion in total assets as of December 31, 2008, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 179 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Sterling Savings Bank residential loan production offices, and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through wealth management representatives located throughout Sterling’s financial service center network.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, Continued:

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

Investments and MBS

Sterling classifies debt and equity investments and MBS as follows:

•

Available for Sale.    Debt and equity investments and MBS that will be held for indefinite periods of time are classified as available for sale and are carried at fair value. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in depth collateral analysis and cash flow stress testing. Unrealized gains and losses are reported, net of deferred income taxes, as a component of accumulated other comprehensive income or loss in shareholders’ equity until realized.

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

Interest income is recognized over the term of the loans on an effective yield basis. The accrual of interest on non-performing loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized once the collectability of contractual principal and interest in no longer in doubt.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, Continued:

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to have occurred. Because the allowance for credit losses is based on estimates, ultimate losses may vary from the current estimates.

A loan is considered impaired, based on current information and events, if it is probable that Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Any specific reserve or confirmed loss on impaired loans is generally based on one of three methods. Impaired loans are measured at either, 1) the present value of expected cash flows at the loan’s effective interest rate, 2) the loan’s observable market price, or 3) the fair value of the collateral of the loan.

Any impairment on a collateral-dependent loan is considered to be a confirmed loss and is charged off when the impairment is identified. For non collateral-dependent loans, a specific reserve is established at the time the impairment is identified.

Loans Held for Sale

The majority of loans held for sale are carried at fair value, as Sterling has applied FAS 159 to most of these loans in order to match changes in the value of the loans with the value of the economic hedges on the loans without having to apply complex hedge accounting. A small portion of Sterling’s held for sale portfolio is reported at the lower of amortized cost or market value, as the fair value of certain loan types cannot be efficiently estimated. Any loan that management determines will not be held to maturity is classified as held for sale. The fair value of loans held for sale is determined based upon an analysis of investor quoted pricing inputs.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, Continued:

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

Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2008, and concluded that the recorded values were not impaired, based on present value discounted cash flow analysis as allowed by FAS 142. During the fourth quarter of 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that an impairment had occurred, and wrote off $223.8 million of its goodwill. Further deterioration in its loan portfolio from worsening economic conditions, continued stress on real estate values, increasing levels of both classified and non-performing assets and higher net charge-offs, resulted in higher credit costs. Dividends on Sterling’s newly issued preferred stock reduce income that is available to common shareholders. Sterling will continue to perform an annual test on the remainder of its goodwill, and quarterly evaluate the need to perform an interim test. There are many assumptions and estimates underlying the determination of whether goodwill has been impaired. Future events could cause management to conclude that Sterling’s goodwill or other intangible assets have become further impaired, which would result in Sterling recording an additional impairment loss. Other intangible assets consisting of core deposit intangibles with definite lives are amortized on a straight line basis over the estimated life of the acquired depositor relationships (generally eight to ten years).

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

Mortgage Banking Operations

Sterling, mainly through Golf Savings Bank and INTERVEST, originates and sells loans and participating interests in loans to provide additional funds for general corporate purposes. The expected net future cash flows related to the associated servicing of the loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Loans and participating interests therein are held for sale and are carried at fair value under the FAS 159 election. Sterling recognizes a gain or loss on these loan sale transactions, which include a component reflecting the differential between the contractual interest rate of the loan and the interest rate to be received by the investor. The present value of the estimated future profit for servicing the loans, together with the normal servicing fee rate and changes in the fair value of any derivatives, is taken into account in determining the amount of gain or loss on the sale of loans.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, Continued:

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

Income Taxes

Sterling accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and the tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 31, 2008 Sterling believes that it is more likely than not that it will be able to fully realize its deferred tax asset and therefore has not recorded a valuation allowance.

Earnings Per Share

Earnings per share—basic is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding during the period. Earnings per share—diluted is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding, increased by the additional shares that would have been outstanding if all potentially dilutive and contingently issuable shares had been issued.

Stock-Based Compensation

On January 1, 2006, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share Based Payment” (“SFAS No. 123 (R)”), became effective for Sterling. As such, stock options issued as compensation are recorded as an expense at their estimated fair value as estimated using the Black Scholes option pricing model. See Note 13 for further discussion, including the model input assumptions.

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

Reclassification adjustments, representing the net (gains) losses on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows (in thousands):

Amount
Year ended December 31, 2008	$0
Year ended December 31, 2007	(3)
Year ended December 31, 2006	0

These (gains) losses had previously been included in other comprehensive income as unrealized (gains) losses on investments and MBS available for sale.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, Continued:

Hedging Activities

As part of its mortgage banking activities, Sterling issues interest rate lock commitments to prospective borrowers on residential mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors under both non-binding (“best-efforts”) and binding (“mandatory”) delivery programs. For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to interest rate lock commitments, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods. See Note 10 of “Notes to Consolidated Financial Statements.”

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of December 31, 2007, Sterling did not have any loans subject to interest rate lock commitments under mandatory delivery programs. As of December 31, 2008 and 2007, Sterling had entered into best efforts forward commitments to sell $71.0 million and $41.3 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of December 31, 2008 and 2007, were $7.5 million and $1.6 million, respectively.

Mergers and Acquisitions

Pursuant to FAS 141, Sterling’s mergers and acquisitions have been accounted for under the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded by Sterling at their respective fair values at the date of the acquisition and the results of operations are included with those of Sterling commencing with the date of acquisition. The excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is recorded as goodwill. Subsequent to period end, FAS 141 (R) became effective. Future transactions will be accounted for under the revised standard, with the main changes being the non carry forward of the valuation allowance on loans, and the expensing of direct acquisition costs.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, Continued:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In September 2008, FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of Financial Assets when the Market for that Asset is not Marketable,” provided additional valuation guidance for illiquid and distressed market conditions. In February 2007, FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides a fair value measurement election for many financial instruments, on an instrument by instrument basis. Both FAS 157 and 159 became effective for Sterling as of January 1, 2008. Sterling applied FAS 159 to its loans held for sale in order to match changes in the value of the loans with the value of their economic hedges without having to apply complex hedge accounting.

In November 2007, the SEC issued Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for Sterling as of January 1, 2008. The adoption of SAB 109 resulted in Sterling recording $694,000 of additional income during 2008.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141 (R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) applies prospectively to business combinations entered into by Sterling after January 1, 2009. Depending on the level of future acquisitions, SFAS No. 141 (R) may have a material effect on Sterling, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In February 2008, the FASB issued FSP (“FASB Staff Position”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The FSP provides implementation guidance for linked transactions under FAS 140. The FSP states that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This FSP will be effective for Sterling as of January 1, 2009, and is not expected to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FAS 133. FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 will be effective for Sterling as of January 1, 2009, and is not expected to have a material effect on Sterling.

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 requires all outstanding unvested share-based

Sterling Financial Corporation

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies, Continued:

payment awards that contain rights to nonforfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Sterling is currently evaluating the impact that FSP EITF 03-06-1 will have on its consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” which revises the other-than-temporary-impairment (“OTTI”) guidance on beneficial interests in securitized financial assets that are within the scope of EITF Issue 99-20. FSP EITF 99-20-1 amends EITF Issue 99-20 to more closely align its OTTI guidance with paragraph 16 of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, by (1) removing the notion of a “market participant” and (2) inserting a “probable” concept related to the estimation of a beneficial interest’s cash flows. FSP EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on Sterling’s consolidated financial statements.

2.  Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows (in thousands):

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying/ Fair Value
December 31, 2008
MBS	$2,441,908	$27,659	$(49,555)	$2,420,012
Municipal bonds	100,878	7,751	(2,723)	105,906
Short term commercial paper	99,117	0	0	99,117
Other	25,920	0	(11,665)	14,255

Total	$2,667,823	$35,410	$(63,943)	$2,639,290

December 31, 2007
U.S. Government and agency obligations	$9,999	$0	$(5)	$9,994
MBS	1,810,361	2,692	(28,022)	1,785,031
Municipal bonds	10,850	0	(213)	10,637
Other	50,488	4	(2,883)	47,609

Total	$1,881,698	$2,696	$(31,123)	$1,853,271

	Held to Maturity
	Amortized Cost/ Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Municipal bonds	$154,967	$1,117	$(5,541)	$150,543
Other	20,863	0	0	20,863

Total	$175,830	$1,117	$(5,541)	$171,406

December 31, 2007
Municipal bonds	$132,426	$575	$(906)	$132,095
Other	367	0	0	367

Total	$132,793	$575	$(906)	$132,462

Sterling Financial Corporation

Notes to Consolidated Financial Statements

2.  Investments and MBS, Continued:

At December 31, 2008 and 2007, accrued interest on investments and MBS was $14.4 million and $9.5 million, respectively.

During the years ended December 31, 2008, 2007 and 2006, Sterling sold available-for-sale investments and MBS which resulted in the following (in thousands):

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
Year ended December 31, 2008	$0	$0	$0
Year ended December 31, 2007	7,208	6	2
Year ended December 31, 2006	0	0	0

At December 31, 2008, the amortized cost and fair value of available-for-sale and held-to-maturity debt securities, by contractual maturity (in thousands), are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale MBS:
1 to 5 years	$61,858	$61,579
After 5 years through 10 years	280,598	283,668
After 10 years	2,099,451	2,074,765

	$2,441,907	$2,420,012

Available-for-sale municipal bonds:
After 5 through 10 years	$12,718	$10,014
After 10 years	88,160	95,892

	$100,878	$105,906

Available-for-sale short term commercial paper:
Under 1 year	$99,117	$99,117

Other available-for-sale:
After 10 years	$25,920	$14,255

Held-to-maturity municipal bonds:
Under 1 year	$501	$504
After 1 year through 5 years	3,072	3,064
After 5 through 10 years	11,766	11,927
After 10 years	139,628	135,048

	$154,967	$150,543

Other held-to-maturities securities:
Under 1 year	$95	$95
After 10 years	20,768	20,768

	$20,863	$20,863

Sterling Financial Corporation

Notes to Consolidated Financial Statements

2.  Investments and MBS, Continued:

In accordance with FASB Staff Position No. 115-1, the following table summarizes Sterling’s gross unrealized losses on temporarily impaired investments and MBS as of the dates indicated (in thousands):

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2008
Municipal bonds	$37,682	$(2,003)	$66,223	$(6,261)	$103,905	$(8,264)
MBS	243,401	(4,905)	499,950	(44,650)	743,351	(49,555)
Short term commercial paper	99,117	0	0	0	99,117	0
Other	1	(3)	12,948	(11,662)	12,949	(11,665)

Total	$380,201	$(6,911)	$579,121	$(62,573)	$959,322	$(69,484)

December 31, 2007

U.S. Government and agency obligations	$9,994	$(5)	$0	$0	$9,994	$(5)
Municipal bonds	71,700	(3,578)	37,958	(424)	109,658	(4,002)
MBS	51,125	(599)	1,343,065	(27,423)	1,394,190	(28,022)

Total	$132,819	$(4,182)	$1,381,023	$(27,847)	$1,513,842	$(32,029)

Sterling’s investment and MBS portfolio is managed to provide and maintain liquidity, maintain a balance of high quality diversified investments to minimize risk, provide collateral for pledging and maximize returns. Management believes all unrealized losses as of December 31, 2008 to be market driven, with no permanent sector or issuer credit concerns or impairments. Sterling’s MBS portfolio is primarily invested in agency securities, with limited investments in non-agency obligations. Sterling holds positions in classes of securities negatively impacted by temporary credit market disruptions, including one single issuer trust preferred, and 19 private label collateralized mortgage obligations. The trust preferred is rated A1 by Moody’s and has an amortized cost of $24.6 million compared to a $12.9 million market value, or an unrealized loss of $11.7 million. The private label collateralized mortgage obligations are all rated AAA, except for $10.1 million of such securities that are rated Aa3 by Moody’s and have an amortized cost of $275.9 million compared to a $227.5 million market value, or an unrealized loss of $48.4 million. All of the aforementioned positions remain high quality investment grade, and all are quarterly stress-tested for both credit quality and collateral strength. The municipal bonds are all general obligation in nature, spread throughout Sterling’s footprint. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in depth collateral analysis and cash flow stress testing. As such, any unrealized losses in Sterling’s investments and MBS portfolios are believed to be temporarily impaired in value, and Sterling has the positive intent and ability to hold these investments until recovery.

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

At December 31, 2008 and 2007, U.S. government and agency obligations and MBS with an aggregate fair value of $274.3 million and $156.1 million, respectively, were pledged as collateral for the treasury tax and loan

Sterling Financial Corporation

Notes to Consolidated Financial Statements

2.  Investments and MBS, Continued:

account in accordance with Federal Reserve Board regulations or for wholesale public funds deposits in accordance with Washington, Oregon, California, and Montana state laws and regulations. Additionally, Sterling periodically utilizes MBS as collateral for reverse repurchase agreements and other borrowing transactions. See Note 10.

3.  Loans Receivable:

The components of loans receivable are as follows (in thousands):

	December 31,
	2008	2007
Residential real estate	$867,384	$703,826
Multifamily real estate	477,615	389,388
Commercial real estate	1,364,885	1,223,036
Construction:
Residential	1,455,860	1,933,125
Multifamily	324,818	263,873
Commercial	754,017	747,913

Total construction	2,534,695	2,944,911
Consumer—direct	859,222	798,519
Consumer—indirect	389,298	376,937
Commercial banking	2,532,158	2,639,196

Total loans receivable	9,025,257	9,075,813
Deferred loan fees, net	(9,798)	(16,480)

Gross loans receivable	9,015,459	9,059,333
Allowance for losses on loans	(208,365)	(111,026)

Net loans receivable	$8,807,094	$8,948,307

At December 31, 2008, both construction and commercial banking loans accounted for 28% respectively of Sterling’s loan portfolio, or a combined 56% of the portfolio. Net accrued interest on loans receivable was approximately $42.9 million and $54.2 million at December 31, 2008 and 2007, respectively.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

3.  Loans Receivable, Continued:

The following table sets forth the scheduled contractual principal repayments for Sterling’s loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for credit losses.

	Balance Outstanding at December 31, 2008		Principal Payments Contractually Due in Fiscal Years
			2009		2010-2013		Thereafter
	(in thousands)
	fixed	variable	fixed	variable	fixed	variable	fixed	variable
Mortgage	$1,007,259	$1,702,625	$69,885	$146,418	$281,598	$303,838	$655,776	$1,252,369
Construction:
Residential	31,707	1,424,153	26,990	1,212,269	3,799	170,662	918	41,222
Multifamily	0	324,818	0	266,593	0	58,225	0	0
Commercial	37,447	716,570	28,677	548,766	7,606	145,540	1,164	22,264

Total Construction	69,154	2,465,541	55,667	2,027,628	11,405	374,427	2,082	63,486
Consumer—direct	563,112	296,110	40,056	45,443	140,772	6,957	382,284	243,710
Consumer—indirect	389,298	0	82,658	0	278,938	0	27,702	0
Commercial banking	709,934	1,822,224	242,274	780,673	281,067	293,174	186,593	748,377

	$2,738,757	$6,286,500	$490,540	$3,000,162	$993,780	$978,396	$1,254,437	$2,307,942

Sterling originates the majority of its loans throughout the western United States. The value of real estate properties in the western United States have been affected by the crisis in the housing market and recent recessionary economic conditions, as they have in other parts of the country.

Sterling originates both variable and fixed-rate loans. The variable-rate loans have interest rate adjustment limitations and are typically indexed to the prime rate, one-year or five-year Treasury Department index, or periodic fixed-rate LIBOR swap curve. Future market factors may affect the correlation of the interest rates Sterling pays on the short-term deposits that have been primarily utilized to fund these loans. The decline in the economy of the western United States has had and can be expected to continue to have a significant impact on Sterling’s performance.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

4.  Allowances for Credit Losses:

The following is an analysis of the changes in the allowances for credit losses (in thousands):

	Years Ended December 31,
	2008	2007	2006
Allowance for credit losses
Allowance—loans, January 1	$111,026	$77,849	$52,034
Allowance for losses on loans acquired	0	15,294	13,155
Provision	333,597	24,838	18,703
Charge-offs	(223,324)	(7,682)	(4,405)
Recoveries	2,078	933	753
Transfers	(15,012)	(206)	(2,391)

Allowance—loans, December 31	208,365	111,026	77,849

Allowance—unfunded commitments, January 1	6,306	5,840	3,449
Acquired	0	0	0
Provision	62	260	0
Charge-offs	(46)	0	0
Transfers	15,012	206	2,391

Allowance—unfunded commitments, December 31	21,334	6,306	5,840

Total credit allowance	$229,699	$117,332	$83,689

The following is a summary of loans that are not performing in accordance with their original contractual terms (in thousands):

	December 31,
	2008	2007
Non-accrual loans	$474,172	$123,790
Restructured loans	56,618	350

Total nonperforming loans	$530,790	$124,140

As of December 31, 2008, Sterling had recorded a confirmed loss of $163.9 million on $453.9 million of impaired non-performing loans. The remaining balance after charging off a portion of these loans was $290.0 million. As of December 31, 2008 and 2007, Sterling had established a specific credit loss allowance of $2.0 million and $8.7 million on impaired non-performing loan balances of $8.6 million and $24.5 million, respectively. Non-performing loans that do not have a confirmed loss or specific credit loss allowance are evaluated as part of Sterling’s general credit loss allowance. Interest income of $1.3 million, $1.5 million and $249,000, was recorded during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with such loans. For loans on non-accrual status at year end, additional gross interest income of $24.1 million, $4.5 million and $321,000, would have been recorded during the years ended December 31, 2008, 2007 and 2006, respectively, if non-accrual and restructured loans had been current in accordance with their original contractual terms. The average balance of non-performing loans during the years ended December 31, 2008, 2007 and 2006 was $305.6 million, $38.8 million and $6.5 million, respectively.

A Troubled Debt Restructure is when, due to a borrower’s financial difficulties, Sterling grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extension of payments of principal or interest, or both. Restructured loans performing in accordance with their new terms are not included in non-accrual loans unless there is uncertainty as to the ultimate collection of principal or interest.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

4.  Allowances for Credit Losses, Continued:

REO is recorded at the lower of estimated fair value, less estimated selling expenses, or carrying value at foreclosure. The carrying value of REO is regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. As of December 31, 2008, the allowance for losses on REO totaled $17.6 million. Changes in this allowance are as follows for the periods presented:

	Years Ended December 31,
	2008	2007	2006
Balance, January 1	$0	$0	$17
Provision	17,628	0	170
Charge-offs	(73)	0	(187)

Balance, December 31	$17,555	$0	$0

5.  Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2008	2007	2006
Residential	$501,570	$598,462	$621,597
Commercial real estate	1,680,445	1,683,029	1,622,788
Commercial banking	99,533	117,678	15,960
Consumer	0	9	724

Total	$2,281,548	$2,399,178	$2,261,069

The following is an analysis of the changes in mortgage servicing rights and related allowance (in thousands):

	Years Ended December 31,
	2008	2007	2006
Balance, January 1	$9,042	$7,335	$5,430
Originated servicing	163	1,912	797
Amortization	(2,015)	(2,057)	(1,160)
Acquired	0	2,464	2,268
Adjustment to fair value	(1,484)	(612)	0

Balance, December 31	$5,706	$9,042	$7,335

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance, January 1	$612	$0	$0
Additions	2,192	612	0
Recoveries	(708)	0	0
Writedowns	0	0	0

Balance, December 31	$2,096	$612	$0

Sterling Financial Corporation

Notes to Consolidated Financial Statements

5.  Loan Servicing, Continued:

Sterling has sold participations in certain commercial real estate loans to investors on a servicing retained basis. During the years ended December 31, 2008, 2007 and 2006, Sterling sold approximately $15.8 million, $56.0 million and $54.9 million in commercial real estate loans under participation agreements, resulting in net gains of $24,000, $3.0 million and $747,000, respectively. Sterling also sells residential loans into the secondary market, the majority of which are on a servicing released basis. During the years ended December 31, 2008, 2007 and 2006, Sterling sold approximately $1.32 billion, $1.29 billion and $655.6 million in residential real estate loans, resulting in net gains of $20.2 million, $18.0 million and $10.1 million, respectively.

6.  Office Properties and Equipment:

The components of office properties and equipment are as follows (in thousands):

	December 31,		Estimated Useful Life
	2008	2007
Buildings and improvements	$56,507	$55,003	20-40 years
Furniture, fixtures, equipment and computer software	82,254	76,428	3-10 years
Leasehold improvements	18,116	16,466	5-20 years
Automobiles	116	120	3-5 years

	156,993	148,017
Less accumulated depreciation and amortization	(75,477)	(66,229)

	81,516	81,788
Land	11,679	11,679

Total office properties and equipment	$93,195	$93,467

7.  Goodwill and Other Intangible Assets:

The changes in the carrying value of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	Total	Community Banking	Residential Mortgage Banking
Balance as of January 1, 2007	$247,244	$216,311	$30,933
Additions	205,892	205,755	137

Balance at December 31, 2007	453,136	422,066	31,070
Adjustments	(1,813)	(1,813)	0
Impairments	(223,765)	(192,695)	(31,070)

Balance as of December 31, 2008	$227,558	$227,558	$0

The 2007 addition is mainly from the acquisition of Northern Empire Bancshares (“Northern Empire”), a California corporation. Also during 2007, primarily as a result of the filing of FirstBank’s final tax return, goodwill was adjusted by $3.3 million. During 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that an impairment of its goodwill had occurred, and recorded a charge of $223.8 million. Sterling also made other adjustments to goodwill during 2008 as a result of filing the final Northern Empire tax return.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

7.  Goodwill and Other Intangible Assets, Continued:

The carrying value of core deposit intangibles at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Gross carrying value	$43,446	$43,456
Accumulated amortization	(16,721)	(11,829)

Net carrying value	$26,725	$31,627

The values of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship, which is generally 8 to 10 years. Core deposit intangible amortization expense for 2008 was $4.9 million, for 2007 was $4.7 million, and for 2006 was $2.4 million.

Core deposit intangible amortization expense over the next five years is projected as follows (in thousands):

Year Ending December 31,	Amount
2009	$4,897
2010	4,897
2011	4,787
2012	4,777
2013	4,777

8.  Deposits:

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing transaction	$449,060	5.4	$469,428	6.1
Noninterest-bearing transaction	897,198	10.7	898,606	11.7
Savings and MMDA	2,113,425	25.3	2,156,808	28.1
Time deposits	4,890,724	58.6	4,152,930	54.1

Total deposits	$8,350,407	100.0	$7,677,772	100.0

Annualized cost of deposits		2.91%		3.71%

At December 31, 2008, the scheduled maturities of time deposit accounts are as follows (in thousands):

	Amount	Weighted Average Interest Rate
Due within 1 year	$3,820,475	3.34%
Due in 1 to 2 years	711,058	3.99
Due in 2 to 3 years	80,500	4.59
Due in 3 to 4 years	117,203	4.92
Due in 4 to 5 years	103,969	4.57
Due after 5 years	57,519	4.67

	$4,890,724

Sterling Financial Corporation

Notes to Consolidated Financial Statements

8.  Deposits, Continued:

At December 31, 2008 and 2007, the remaining maturities of time deposit accounts with a minimum balance of $100,000 were as follows (in thousands):

	December 31,
	2008	2007
Three months or less	$535,399	$637,425
After three months through six months	297,665	326,415
After six months through twelve months	648,334	404,888
After twelve months	253,489	140,005

	$1,734,887	$1,508,733

The components of interest expense associated with deposits are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Transaction accounts	$1,346	$2,543	$1,692
Savings and MMDA	46,254	71,665	47,844
Time deposits	186,737	203,406	135,737

	$234,337	$277,614	$185,273

9.  Advances from Federal Home Loan Bank:

Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that allow them to borrow funds up to a percentage of each of their total assets, subject to collateralization requirements. At December 31, 2008 and 2007, these credit lines represented a total borrowing capacity of $2.92 billion and $2.39 billion, of which $1.33 billion and $836.3 million was available, respectively. The advances from FHLB at December 31, 2008 and 2007 are repayable as follows (in thousands):

	December 31, 2008		December 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 year	$548,819	3.74%	$399,617	4.66%
Due in 1 to 2 years	490,435	2.28	431,994	4.55
Due in 2 to 3 years	66,459	3.85	440,688	4.89
Due in 3 to 4 years	470,000	2.82	11,519	5.00
Due in 4 to 5 years	119,462	3.37	370,000	4.91
Due after 5 years	31,374	4.42	34,171	4.68

	$1,726,549	3.07%	$1,687,989	4.75%

Included in the balance of FHLB borrowings at both December 31, 2008 and 2007 were advances from the FHLB of San Francisco of $133.2 million and $135.1 million, respectively. These were assumed in the 2007 Northern Empire acquisition. Sterling does not anticipate additional advances from this source.

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Sterling is required to hold FHLB stock. As of December 31, 2008 and 2007, Sterling held $99.7

Sterling Financial Corporation

Notes to Consolidated Financial Statements

9.  Advances from Federal Home Loan Bank, Continued:

million and $98.3 million, respectively, of FHLB stock which is recorded as a component of other assets. Both the FHLB of Seattle and the FHLB of San Francisco announced that they would no longer pay dividends or redeem or repurchase capital stock. Each Bank continues to monitor their capital and other relevant financial measures as a basis for determining a resumption of dividends and capital stock repurchases at some later date.

10.  Securities Sold Subject to Repurchase Agreements and Funds Purchased:

Sterling sells securities under agreements to repurchase the same or similar securities (“reverse repurchase agreements”). Fixed-coupon reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability on the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the applicable asset accounts. The MBS underlying these agreements is held by Sterling, but the title has been transferred to the counter parties to the agreements. The risk of default under such agreements is limited by the financial strength of these broker/dealers and the level of borrowings relative to the market value of pledged securities. At December 31, 2008 and 2007, under the reverse repurchase agreements, Sterling has pledged as collateral $1.23 billion and $989.4 million, respectively, of investments and MBS. The average balances of reverse repurchase agreements were $1.13 billion and $789.5 million during the years ended December 31, 2008 and 2007, respectively. The maximum amount outstanding at any month end during these same periods was $1.16 billion and $1.03 billion, respectively. Sterling also had federal funds purchased and funds from the Federal Reserve discount window, which are short term borrowings from correspondent banks and the Federal Reserve, which totaled $69.0 million at December 31, 2008, and $151.7 million at December 31, 2007.

At December 31, 2008 and 2007, borrowings under reverse repurchase agreements and funds purchased are repayable as follows (in thousands):

	December 31, 2008		December 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due within 1 yr	$163,023	1.38%	$288,845	4.31%
Due within 2 yrs	0	0.00	40,000	4.77
Due within 3 yrs	0	0.00	0	0.00
Due within 4 yrs	150,000	4.19	0	0.00
Due within 5 yrs	100,000	3.00	150,000	4.19
Thereafter	750,000	3.88	700,000	3.45

	$1,163,023	3.50%	$1,178,845	3.82%

11.  Other Borrowings:

The components of other borrowings are as follows (in thousands):

	December 31,
	2008	2007
Junior Subordinated Debentures	$245,276	$270,015
Other	3,000	3,000

Total other borrowings	$248,276	$273,015

Sterling Financial Corporation

Notes to Consolidated Financial Statements

11.  Other Borrowings, Continued:

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

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Call Date	Rate at December 31, 2008			Amount (in Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	5.28%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	3.63		51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	3.52		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	3.80		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	5.20		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	4.72		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	5.30		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	6.44		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	4.62		9,468
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	6.88		15,185

					4.56%	*	$245,276

*	Weighted average rate

On January 25, 2008, Sterling redeemed $24.0 million of Trust Preferred Securities that carried a 10.25% fixed-rate coupon. In September 2008, Sterling terminated its revolving credit agreement with Wells Fargo Bank, N.A. because Sterling had not used the facility during 2008 and the cost of maintaining the facility outweighed the benefit of having it available.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

12.  Income Taxes:

The components of income tax expense (benefit) included in the consolidated statements of income were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current income taxes:
Federal	$(13,378)	$51,395	$38,436
State	(3,260)	2,382	3,361

Total current income taxes	(16,638)	53,777	41,797

Deferred income taxes:
Federal	(53,666)	(8,033)	(6,959)
State	(5,594)	(820)	(608)

Total deferred income taxes	(59,260)	(8,853)	(7,567)

Total income tax expense	$(75,898)	$44,924	$34,230

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2008		2007
	Assets	Liabilities	Assets	Liabilities
Allowance for losses on loans	$91,196	$0	$42,216	$0
Unrealized losses on available-for-sale securities	10,690	0	10,518	0
Net operating loss carryforward	3,185	0	0	0
Purchase accounting premiums	0	20,171	0	20,868
Purchase accounting discounts	11,575	0	13,941	0
Deferred compensation	10,739	0	9,045	0
FHLB Seattle dividends	0	16,665	0	16,772
Deferred loan fees	0	6,453	0	7,037
Office properties and equipment	504	0	2,216	0
Mortgage servicing rights	0	1,525	0	1,975
Nonaccrual loans	2,452	0	1,731	0
Prepaid expenses	0	1,113	0	751
Fair value	0	1,235	0	0
Other	6,927	0	0	1,591

	$137,268	$47,162	$79,667	$48,994

Sterling Financial Corporation

Notes to Consolidated Financial Statements

12.  Income Taxes, Continued:

Sterling’s net operating loss carryforward relates to state income tax operating losses and state tax credits. Sterling expects to be able to fully realize these operating loss carryforwards within the next three years. The following table summarizes the calculation of Sterling’s effective tax rates for the periods presented (in thousands):

	Years Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate	$(144,001)	35.0%	$48,374	35.0%	$37,862	35.0%
Tax effect of:
State taxes, net of federal benefit	(5,755)	1.4	1,210	0.9	1,333	1.2
Goodwill impairment	78,318	(19.0)	0	0.0	0	0.0
Tax-exempt interest	(1,832)	0.4	(1,539)	(1.1)	(998)	(0.9)
Bank owned life insurance	(2,298)	0.6	(2,203)	(1.6)	(1,735)	(1.6)
Tax credits	(1,912)	0.4	(1,388)	(1.0)	(1,433)	(1.4)
Other, net	1,582	(0.4)	470	0.3	(799)	(0.7)

	$(75,898)	18.4%	$44,924	32.5%	$34,230	31.6%

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures regarding such tax positions. FIN No. 48 became effective for Sterling as of January 1, 2007. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods presented:

	2008	2007
	(Dollars in thousands)
Balance at January 1	$1,786	$1,553
Additions—current year tax positions	3,529	193
Additions—prior year tax positions	517	455
Reductions—statue of limitations	(1,210)	(415)

Balance at December 31	$4,622	$1,786

Included in income tax expense for the years ended December 31, 2008 and 2007 were potential penalties and interest associated with potential estimate variances in the amount of $308,000 and $140,000 respectively. At December 31, 2008 and 2007, the accrued balance for these potential penalties and interest totaled $393,000 and $450,000, respectively. Sterling’s tax positions for the years 2005 through 2008 remain subject to review by the Internal Revenue Service. Sterling’s uncertain tax position at December 31, 2008 includes $3.2 million of temporary differences, an undetermined portion of which is expected to reverse within the next twelve months. As of December 31, 2008 and December 31, 2007, $1.4 million and $1.8 million of the uncertain tax positions represented permanent differences that if recognized, would reduce Sterling’s effective tax rate.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

13.  Stock Based Compensation:

Stock option transactions are summarized as follows:

	2008		2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance, January 1	2,067,401	$21.13	1,485,661	$19.72	1,703,959	$19.46
Granted	255,000	17.69	340,000	32.37	20,000	25.28
Exercised	(237,078)	5.86	(319,849)	11.42	(495,208)	13.60
Acquisitions	0	0.00	573,212	12.67	265,160	9.35
Cancelled/expired	(107,355)	22.78	(11,623)	18.74	(8,250)	8.91

Balance, December 31	1,977,968	$22.41	2,067,401	$21.13	1,485,661	$19.72

Exercisable	1,498,468	$21.60	1,728,401	$18.93	1,485,661	$19.72

At December 31, 2008, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 4.3 years and ($26.9) million, respectively, and of stock options exercisable was 4.0 years and ($19.2) million, respectively, and at December 31, 2007, was 4.6 years and ($9.0) million, respectively, and 4.3 years and ($3.7) million, respectively. As of December 31, 2008, a total of 1,634,235 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2008 have four year vesting schedules. During the years ended December 31, 2008, 2007 and 2006, the intrinsic value of options exercised were $2.5 million, $6.2 million and $8.8 million, respectively, and fair value of options granted were $1.1 million, $3.4 million, and $171,000, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	30% - 56%	26% - 29%	31%
Expected lives (in years)	4.3	4.7 - 6.0	5.5
Expected dividend yield	0% - 3.32%	0.90% - 1.47%	0.87%
Risk free interest rates	2.84% - 3.11%	4.65% - 4.80%	4.36%

The following table summarizes information about Sterling’s plans at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.27 - $ 8.01	70,500	1.8 years	$5.65	70,500	$5.65
$ 8.01 - $12.02	231,409	2.2 years	9.28	230,409	9.28
$12.02 - $16.03	27,631	3.2 years	13.79	24,631	14.01
$16.03 - $20.04	412,500	4.8 years	18.42	175,500	19.27
$20.04 - $24.01	176,012	5.7 years	22.71	176,012	22.71
$24.01 - $28.02	736,700	4.1 years	26.13	714,200	26.19
$28.02 - $33.17	323,216	5.3 years	32.65	107,216	31.68

	1,977,968			1,498,468

Sterling Financial Corporation

Notes to Consolidated Financial Statements

13.  Stock Based Compensation, Continued:

The following is a summary of restricted stock activity for fiscal year ended December 31, 2008 and 2007. In 2006, there was no restricted stock activity.

	2008		2007
	Number	Weighted Average Price	Number	Weighted Average Price
Balance, January 1	85,000	$33.17	0	$0.00
Granted	222,000	16.42	85,000	33.17
Vested	(21,250)	33.17	0	0.00
Cancelled	(1,000)	17.79	0	0.00

Outstanding, December 31	284,750	$20.17	85,000	$33.17

Stock based compensation expense recognized during the periods presented was as follows:

	Years Ended
	2008	2007	2006
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$1,088	$763	$182
Restricted stock	1,443	646	0

Total	$2,531	$1,409	$182

As of December 31, 2008, unrecognized equity compensation expense totaled $6.8 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.5 years. During 2008, a total of 27,750 stock options and shares of restricted stock were forfeited. An increase in forfeitures would be expected to lower the amount of future equity compensation expense to be recognized.

14.  Shareholders’ Equity:

On February 28, 2007, Sterling issued 8,914,815 shares of common stock in its acquisition of Northern Empire, a California corporation. Also during 2007, Sterling issued 12,004 shares of common stock in September in connection with the final earn out provision of the PWWA acquisition.

On December 5, 2008, Sterling issued 303,000 shares of preferred stock and a warrant for 6,437,677 shares of common stock to the U.S. Department of the Treasury for $303.0 million of Capital Purchase Program funds. The preferred stock bears a coupon of 5% for five years, and 9% thereafter. The warrant has a ten year life and an exercise price of $7.06 per share. The initial value allocated to the preferred stock was $292 million, with the remaining $11 million attributed to the warrant.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

14.  Shareholders’ Equity, Continued:

The following table sets forth certain per share information for Sterling’s common stock for the periods indicated:

	2008 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.000	$0.100	$0.100	$0.100
Dividends paid per common share	0.100	0.100	0.100	0.095

	2007 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.095	$0.090	$0.085	$0.080
Dividends paid per common share	0.090	0.085	0.080	0.075

The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash and capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors. Pursuant to the terms of Sterling’s participation in the CPP program of the Treasury Department, Sterling is prohibited from increasing the dividends to be paid to shareholders above the $0.10 per share quarterly dividend paid for the quarter ended September 30, 2008. This restriction on Sterling’s ability to pay dividends will continue until either Sterling redeems all of the preferred shares sold to the Treasury Department, or December 2011, whichever is earliest. In January 2009, Sterling suspended payment of its quarterly cash dividends on its common shares until economic conditions improve.

As demonstrated by the December 2008 issuance, the Sterling board of directors has the authority to issue preferred stock of Sterling in one or more series and to fix the rights, privileges, preferences and restrictions granted to or imposed upon any unissued shares of preferred stock, without further vote or action by the common shareholders.

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

	For the Year Ended December 31, 2008
	Net Income Available to Common Shareholders	Weighted Average Shares	Per Share Amount
Earnings per common share—basic	$(336,742)	51,721,671	$(6.51)
Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00
Common stock warrants	0	0	0.00

Earnings per common share—diluted	$(336,742)	51,721,671	$(6.51)

Antidilutive options not included in diluted earnings per share:
Common stock options		1,762,551
Common stock warrant		156,729
Restricted shares		246,107

Total antidilutive		2,165,387

	For the Year Ended December 31, 2007
	Net Income Available to Common Shareholders	Weighted Average Shares	Per Share Amount
Earnings per common share—basic	$93,289	49,786,349	$1.87
Effect of dilutive securities:
Common stock options and restricted shares	0	431,166	(0.01)

Earnings per common share—diluted	$93,289	50,217,515	$1.86

Antidilutive options not included in diluted earnings per share:
Common stock options		330,318

	For the Year Ended December 31, 2006
	Net Income Available to Common Shareholders	Weighted Average Shares	Per Share Amount
Earnings per common share—basic	$73,946	36,423,095	$2.03
Effect of dilutive securities:
Common stock options	0	418,771	(0.02)

Earnings per common share—diluted	$73,946	36,841,866	$2.01

Antidilutive options not included in diluted earnings per share:
Common stock options		237,850

Sterling Financial Corporation

Notes to Consolidated Financial Statements

16.  Regulatory Capital:

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. As of December 31, 2008 and 2007, Sterling and its banking subsidiaries were “well-capitalized” pursuant to applicable regulations. There have been no conditions or events since notification that management believes have changed these classifications. The following table sets forth their respective capital positions for the periods presented.

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tier 1 leverage (to average assets)
Sterling	$499,498	4.0%	$624,375	5.0%	$1,153,604	9.2%
Sterling Savings Bank	488,550	4.0	610,687	5.0	1,007,643	8.3
Golf Savings Bank	18,576	4.0	23,220	5.0	58,332	12.6
Tier I (to risk-weighted assets)
Sterling	394,655	4.0	591,982	6.0	1,153,604	11.7
Sterling Savings Bank	382,087	4.0	573,130	6.0	1,007,643	10.6
Golf Savings Bank	13,086	4.0	19,629	6.0	58,332	17.8
Total (to risk-weighted assets)
Sterling	789,309	8.0	986,637	10.0	1,281,247	13.0
Sterling Savings Bank	764,173	8.0	955,217	10.0	1,131,320	11.8
Golf Savings Bank	26,172	8.0	32,715	10.0	62,458	19.1
As of December 31, 2007:
Tier 1 leverage (to average assets)
Sterling	$456,749	4.0%	$570,936	5.0%	$991,261	8.7%
Sterling Savings Bank	441,407	4.0	551,759	5.0	938,717	8.5
Golf Savings Bank	14,866	4.0	18,582	5.0	27,173	7.3
Tier I (to risk-weighted assets)
Sterling	392,497	4.0	588,746	6.0	991,261	10.1
Sterling Savings Bank	382,746	4.0	574,120	6.0	938,717	9.8
Golf Savings Bank	10,674	4.0	16,011	6.0	27,173	10.2
Total (to risk-weighted assets)
Sterling	784,995	8.0	981,243	10.0	1,111,593	11.3
Sterling Savings Bank	765,493	8.0	956,866	10.0	1,054,497	11.0
Golf Savings Bank	21,348	8.0	26,685	10.0	28,725	10.8

17.  Commitments and Contingencies:

Sterling is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate and purchase loans, provide funds under existing lines of credit, and include forward loan sale agreements to mortgage brokers. Commitments, which are disbursed subject to certain limitations, extend over various periods of time, with the majority of funds being disbursed within a twelve-month period. Substantially all of the commitments

Sterling Financial Corporation

Notes to Consolidated Financial Statements

17.  Commitments and Contingencies, Continued:

are for loans that have credit risk similar to Sterling’s existing portfolio. Secured and unsecured lines of credit provide for periodic adjustment to market rates of interest and have credit risk similar to Sterling’s existing portfolio.

The undisbursed balances and other commitments as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2008	2007
Undisbursed loan funds—construction loans	$753,817	$1,398,498
Undisbursed lines of credit—commercial loans	679,898	750,938
Undisbursed lines of credit—consumer loans	320,220	374,694
Firm commitments to purchase loans	55,478	4,034
Firm commitments to sell loans	157,344	93,933

As of December 31, 2008 and 2007, the balance of the credit loss provision for these unfunded commitments totaled $21.3 million and $6.3 million, respectively. As of December 31, 2008 and 2007, Sterling had approximately $51.3 million and $56.3 million of commercial and standby letters of credit outstanding, respectively. During the years ended December 31, 2008 and 2007, Sterling collected approximately $391,000 and $491,000 in fees from these off-balance sheet arrangements.

As of December 31, 2008, Sterling had committed to invest a total of $16.5 million in a limited partnership for the development of low-income housing. As of December 31, 2008, $9.1 million of this commitment was disbursed. The fund invests in a series of low-income projects throughout the western United States. Sterling receives tax deductions and tax credits from the partnership, which Sterling anticipates will yield a positive return on investment, but anticipates that the partnership interest will have no value at the end of the fifteen-year term.

Future minimum rental commitments as of December 31, 2008, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows (in thousands):

Year Ending December 31,	Amount
2009	$13,693
2010	11,818
2011	10,421
2012	8,316
2013	6,749
Thereafter	31,924

$82,921

Rent expense recorded for the years ended December 31, 2008, 2007 and 2006 was $15.4 million, $15.2 million and $9.3 million, respectively.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

18.  Benefit Plans:

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee’s contribution. All matching contributions are made exclusively in the form of Sterling common stock. Each employee may make a supplemental contribution of an additional 65% of their salary. All employee contributions vest immediately and, if applicable, employer contributions vest over the employee’s first three years of employment. Employees have the option of investing their contributions among selected mutual funds and Sterling common stock. During the years ended December 31, 2008, 2007 and 2006, Sterling contributed approximately $2.8 million, $2.5 million and $1.8 million, respectively, to the employee savings plan.

Since 1984, Sterling has maintained a nonqualified Deferred Compensation Plan. The Deferred Compensation Plan component of the overall compensation plan is intended to link compensation to the long-term performance of Sterling and to provide a strong incentive for increasing shareholder value. As of December 31, 2008, there were three participants in the Deferred Compensation Plan. The Deferred Compensation Plan was replaced with a Supplemental Executive Retirement Plan in 2003, and the Board has decided not to make any further contributions to the Deferred Compensation Plan. All amounts in a participant’s account become 100% vested upon a change of control; when the participant attains normal retirement age; when the employment of the participant terminates due to death or disability; or upon termination of the Plan. Prior to such an event, amounts in a participant’s account vest at the rate of 10% per year of service, provided that such vesting shall reach 100% when the participant reaches the age of 60. Payment may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board. Payment must be commenced within one year of the termination of the participant’s employment with Sterling. Sterling had $15,000, $27,000 and $45,000 in expense related to this plan for the years ending December 31, 2008, 2007 and 2006, respectively.

Since 2002, Sterling has maintained a Supplemental Executive Retirement Plan (the “SERP”). The SERP is a nonqualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling. Depending on their classification under the Plan, for 10 to 15 years, beginning at normal retirement age, participants will receive from 40%-60% of their base salary amount as of January 1, 2002. Retirement benefits vest at the rate of 10% per year of service. Except for participants who have completed 25 years of service, benefits are reduced for early retirement. Retirement benefits become 100% vested if, within two years of a change of control of Sterling Savings Bank, either the Plan or the participant’s employment are terminated. Sterling maintains and administers three additional SERPs from past acquisitions. These SERPs are all nonqualified, unfunded plans that were designed to provide retirement benefits for certain key employees and directors of the acquired companies. All amounts and benefits were established and accrued at acquisition either by previous service or change of control clauses. Sterling continues to administer these benefit plans, as necessary. Sterling had $940,000, $1.1 million, and $1.4 million for the years ended December 31, 2008, 2007 and 2006 in expenses related to these plans. As of December 31, 2008 and 2007, Sterling had $7.7 million and $6.7 million, respectively, accrued as future obligations associated with these plans.

In 2006, Sterling adopted a nonqualified Deferred Compensation Plan. The Deferred Compensation Plan is designed to retain and attract key employees. Plan participation is limited to Directors and a select group of management or highly compensated employees as determined by the Plan Committee. As of December 31, 2008, there were 58 participants in the Deferred Compensation Plan. Under the plan, participants may contribute up to 75% of their base salary and up to 100% of commissions, bonus and director fees. The deferred amounts are credited to the participants’ accounts, which do not hold assets but are maintained for record-keeping-purposes. The amounts deferred under the Plan are credited based on the return of measurement funds selected by the

Sterling Financial Corporation

Notes to Consolidated Financial Statements

18.  Benefit Plans, Continued:

participants. The measurement funds are designed to mirror the performance of mutual funds selected by the Plan Committee. All participant contributions vest immediately. Each year, based on a written agreement or at its sole discretion, Sterling may contribute amounts to all, some or none of the participants. The vesting of the Sterling contributions is determined based on a written agreement between the participant and Sterling or based on a vesting schedule determined by the Plan Committee. Within 60 days after the later of the first business day of the plan year following the plan year in which the participant retires, or the last day of the six month period immediately following the date on which the participant retires, the participant’s account will be distributed either in a lump sum or installments up to 15 years as elected by the participant. Within 60 days after the Plan Committee is notified of the participants’ death or the participant becomes disabled, the participants account will be distributed in a lump sum. Within 60 days after the last day of the six month period immediately following the date on which employment terminates, the participant’s account will be distributed in a lump sum payment. Participants may elect to receive a scheduled distribution with certain exclusions. Sterling had $184,000, $64,000 and $10,000 of net expenses related to this plan for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, Sterling had accrued $4.1 million and $4.2 million, respectively to reflect the anticipated liability.

19.  Non-Interest Expenses:

The components of total non-interest expenses are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Employee compensation and benefits	$159,133	$158,483	$117,186
Occupancy and equipment	44,124	46,446	32,769
Data processing	21,118	18,109	14,180
Depreciation	14,023	13,498	10,280
Advertising	11,748	12,898	9,985
Insurance	7,372	3,778	1,360
Travel and entertainment	6,977	7,676	5,955
Amortization of core deposit intangibles	4,901	4,718	2,405
Legal and accounting	3,100	3,001	2,478
Merger and acquisition costs	200	2,833	454
Other	13,034	14,097	9,321

Total expense before impairment charge	285,730	285,537	206,373
Goodwill impairment	223,765	0	0

	$509,495	$285,537	$206,373

Included in non-interest expense during 2008 was a charge for goodwill impairment of $223.8 million. Excluding the goodwill impairment, non-interest expenses were relatively unchanged as compared to 2007, despite overall company growth and increases in FDIC deposit insurance premiums. The number of full-time equivalent employees at year end decreased by 90 to 2,481 from 2,571 at the end of 2007. The increase in FDIC deposit insurance premiums reflects the rise in the level of basic insurance deposit coverage to $250,000 and Sterling’s participation in the Transaction and Debt Guarantee programs.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

20.  Segment Information:

For purposes of measuring and reporting financial results, Sterling is divided into five business segments:

•

The Community Banking segment provides traditional bank services through the retail, commercial banking, wealth management and administrative division groups of Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Construction Lending segment originates and services construction loans through the real estate division of Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling’s subsidiary, Golf Savings Bank.

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

During 2008, the operations of Sterling Savings Bank’s subsidiary, Action Mortgage Company, were realigned into the real estate division of Sterling Savings Bank, and the operations of Sterling Savings Bank’s subsidiary, Harbor Financial Services, Inc., were moved into the wealth management division of Sterling Savings Bank. The financial results for the real estate division are reflected in the Residential Construction Lending segment, while the wealth management division’s financial results are included in the Community Banking segment. For comparability purposes, prior period segment information has been restated to reflect this realignment.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

20.  Segment Information, Continued:

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	As of and for the Year Ended December 31, 2008
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
Interest income	$565,767	$99,027	$30,559	$18,962	$747	$715,062
Interest expense	(262,637)	(62,492)	(17,570)	0	(12,811)	(355,510)

Net interest income (expense)	303,130	36,535	12,989	18,962	(12,064)	359,552
Provision for losses on loans	(105,915)	(221,135)	(6,547)	0	0	(333,597)
Noninterest income	50,757	3,234	23,572	3,803	(9,258)	72,108
Noninterest expense	(233,502)	(9,766)	(28,905)	(9,463)	(4,094)	(285,730)
Goodwill impairment	(192,695)	0	(31,070)	0	0	(223,765)

Income (loss) before income taxes	$(178,225)	$(191,132)	$(29,961)	$13,302	$(25,416)	$(411,432)

Total assets	$10,721,836	$1,526,416	$517,728	$14,958	$9,778	$12,790,716

	As of and for the Year Ended December 31, 2007
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
Interest income	$548,815	$185,090	$23,863	$9,000	$210	$766,978
Interest expense	(274,100)	(104,758)	(14,462)	0	(18,298)	(411,618)

Net interest income (expense)	274,715	80,332	9,401	9,000	(18,088)	355,360
Provision for losses on loans	11,047	(35,752)	(383)	0	0	(25,088)
Noninterest income	81,735	6,945	21,012	7,496	(23,710)	93,478
Noninterest expense	(230,825)	(10,395)	(30,584)	(10,970)	(2,763)	(285,537)

Income (loss) before income taxes	$136,672	$41,130	$(554)	$5,526	$(44,561)	$138,213

Total assets	$9,999,348	$1,847,344	$399,306	$10,445	$(106,668)	$12,149,775

	As of and for the Year Ended December 31, 2006
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
Interest income	$421,097	$110,781	$11,177	$9,298	$(1,498)	$550,855
Interest expense	(210,718)	(58,446)	(7,153)	0	(10,626)	(286,943)

Net interest income (expense)	210,379	52,335	4,024	9,298	(12,124)	263,912
Provision for losses on loans	(14,167)	(4,446)	(90)	0	0	(18,703)
Noninterest income	58,901	7,373	11,615	6,047	(14,596)	69,340
Noninterest expense	(164,133)	(12,601)	(18,091)	(9,101)	(2,447)	(206,373)

Income (loss) before income taxes	$90,980	$42,661	$(2,542)	$6,244	$(29,167)	$108,176

Total assets	$8,299,144	$1,316,763	$308,500	$10,929	$(100,844)	$9,834,492

Sterling Financial Corporation

Notes to Consolidated Financial Statements

21.  Quarterly Financial Data (Unaudited):

The following tables present Sterling’s condensed operations on a quarterly basis for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$188,983	$180,642	$176,327	$169,110
Interest expense	(96,896)	(86,523)	(86,319)	(85,772)

Net interest income	92,087	94,119	90,008	83,338
Provision for credit losses	(37,143)	(30,987)	(36,950)	(228,517)

Net interest income after provision	54,944	63,132	53,058	(145,179)
Non interest income	21,162	25,498	23,019	2,429
Non interest expenses before impairment charge	(72,107)	(72,447)	(71,520)	(69,656)
Goodwill impairment	0	0	0	(223,765)

Non interest expenses	(72,107)	(72,447)	(71,520)	(293,421)

Income before income taxes	3,999	16,183	4,557	(436,171)
Income tax provision	(1,123)	(4,508)	441	81,088

Net income	2,876	11,675	4,998	(355,083)
Preferred stock dividend	0	0	0	(1,208)

Net income applicable to common shareholders	$2,876	$11,675	$4,998	$(356,291)

Earnings per share—basic	$0.06	$0.23	$0.10	$(6.87)

Earnings per share—diluted	$0.06	$0.23	$0.10	$(6.87)

Weighted average shares outstanding—basic	51,526,332	51,687,600	51,821,446	51,848,814

Weighted average shares outstanding—diluted	51,786,038	51,883,549	52,006,215	51,848,814

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$174,902	$194,061	$199,918	$198,097
Interest expense	(94,286)	(105,021)	(106,254)	(106,057)

Net interest income	80,616	89,040	93,664	92,040
Provision for credit losses	(4,225)	(3,975)	(3,888)	(13,000)

Net interest income after provision	76,391	85,065	89,776	79,040
Non interest income	23,448	24,778	24,207	21,045
Non interest expenses	(65,669)	(69,891)	(74,104)	(75,873)

Income before income taxes	34,170	39,952	39,879	24,212
Income tax provision	(11,249)	(12,971)	(13,349)	(7,355)

Net income	$22,921	$26,981	$26,530	$16,857

Earnings per share—basic	$0.51	$0.53	$0.52	$0.33

Earnings per share—diluted	$0.50	$0.52	$0.51	$0.33

Weighted average shares outstanding—basic	45,238,924	51,189,438	51,279,114	51,354,316

Weighted average shares outstanding—diluted	45,833,530	51,699,098	51,660,186	51,643,958

Sterling Financial Corporation

Notes to Consolidated Financial Statements

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

Investments and MBS

The fair value of investments and MBS has been valued using a matrix pricing technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in depth collateral analysis and cash flow stress testing.

Loans Held for Sale

Under the FAS 159 election, these loans are carried at fair value. The fair values are based on investor quotes in the secondary market considering the fair value of options and commitments to sell or issue mortgage loans. On January 1, 2008, Sterling adopted FAS 159, which gives companies the option of carrying their financial assets and liabilities at fair value and can be implemented on all or individually selected financial instruments. Effective January 1, 2008, Sterling elected to apply FAS 159 on newly originated loans held for sale under mandatory delivery programs. After analyzing the effects of FAS 159 on held for sale loans, Sterling elected to apply FAS 159 to all newly originated held for sale loans effective April 1, 2008. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. There was no transition adjustment upon adoption. As of December 31, 2008, Sterling had $585,000 of loans held for sale that were being reported at the lower of amortized cost or market value.

Loans Receivable

The fair value of performing commercial real estate construction, permanent financing, consumer and commercial loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions. The fair value of non-performing loans is estimated by discounting management’s current estimate of future cash flows using a rate estimated to be commensurate with the risks involved or the underlying collateral.

Deposits

The fair values for deposits subject to immediate withdrawal such as interest and non-interest bearing checking, regular savings, and money market deposit accounts, are equal to the amounts payable on demand at the

Sterling Financial Corporation

Notes to Consolidated Financial Statements

22.  Fair Values of Financial Instruments, Continued:

reporting date. The carrying amounts for variable-rate certificates of deposit and other time deposits approximate their fair value at the reporting date. Fair values for fixed-rate time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Borrowings

The carrying amounts of short-term borrowings under repurchase agreements, federal funds purchased, short-term FHLB advances and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and their expected payment. The fair value of advances under lines of credit approximates their carrying value because such advances bear variable rates of interest. The fair value of long-term FHLB advances and other long-term borrowings is estimated using discounted cash flow analyses based on Sterling’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

The carrying and fair values of financial instruments were the following (in thousands):

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$140,295	$140,295	$195,578	$195,578
Investments and MBS:
Available for sale	2,639,290	2,639,290	1,853,271	1,853,271
Held to maturity	175,830	171,406	132,793	132,462
Loans held for sale	112,777	112,777	55,840	55,840
Loans receivable, net	8,807,094	8,944,214	8,948,307	8,930,519
Accrued interest receivable	57,306	57,306	63,649	63,649

Financial liabilities:
Non-maturity deposits	3,459,683	3,237,036	3,524,842	3,080,694
Deposits with stated maturities	4,890,724	4,990,484	4,152,930	4,182,402
Borrowings	3,137,848	3,251,560	3,139,849	3,093,266
Accrued interest payable	41,631	41,631	40,209	40,209

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

22.  Fair Values of Financial Instruments, Continued:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.    The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2008	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities and mortgage-backed securities available for sale	$2,639,290	$0	$2,639,290	$0
Loans held for sale	112,191	0	112,191	0
Other assets—derivatives	10,085	0	2,625	7,460

Total assets	$2,761,566	$0	$2,754,106	$7,460

Other liabilities—derivatives	$7,709	$0	$249	$7,460

Investments and mortgage-backed securities have been valued using a matrix pricing technique based on quoted prices for similar instruments, while loans held for sale have been valued using investor quoted pricing inputs. Level 2 derivatives represent mortgage banking interest rate lock and loan delivery commitments, while level 3 derivatives represent interest rate swaps. Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value under FAS 159 as of December 31, 2008 were included in earnings as follows:

Year Ended December 31, 2008
(Dollars in thousands)
Mortgage banking operations	$3,354

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

	Total Carrying Value	Level 1	Level 2	Level 3	Losses During the Year Ended December 31, 2008
	(Dollars in thousands)
Loans	$296,605	$0	$0	$296,605	$(165,921)
Real estate owned	61,024	0	61,024	0	(58,604)
Goodwill	227,558	0	0	227,558	(223,765)
Mortgage servicing rights	5,706	0	5,706	0	(1,326)

Sterling Financial Corporation

Notes to Consolidated Financial Statements

22.  Fair Values of Financial Instruments, Continued:

The loan loss disclosed above represents the amount of the specific reserve and charge-offs during the period applicable to loans held at period end, and is included in the provision for credit losses. The real estate owned charge during the period represents the writedowns taken at foreclosure that were charged to the loan loss allowance, as well as subsequent writedowns from updated appraisals. The goodwill impairment resulted from a protracted decline in Sterling’s stock price and market capitalization. It also reflects the expectation for reduced near-term profitability because of higher credit costs and incorporates anticipation of lower net income available to common shareholders after the payment of dividends on Sterling’s preferred stock. Mortgage servicing rights were written down mainly due to an acceleration of mortgage prepayments. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a nonrecurring basis.

23.  Related-Party Transactions:

One of Sterling Savings Bank’s directors is a principal in a law firm that provides legal services to Sterling. During the years ended December 31, 2008, 2007 and 2006, Sterling incurred legal fees of approximately $3.9 million, $6.9 million and $3.2 million, respectively, related to services provided by this firm.

At December 31, 2008 and 2007, loans outstanding to directors and executive officers were $78.9 million and $71.0 million, respectively. Related party loans and deposits are transacted as part of Sterling’s normal course of business, and are not subject to preferential terms or conditions.

During the year, the balance of loans outstanding to directors and executive officers changed as described in the following table. Reclassifications are due to changes in directors and executive officers.

	2008	2007
Balance, January 1	$71,008	$42,446
New	33,883	74,041
Acquired	0	2,559
Repayments	(2,952)	(48,038)
Reclassifications	(23,089)	0

Balance, December 31	$78,850	$71,008

Sterling Financial Corporation

Notes to Consolidated Financial Statements

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

Condensed Balance Sheets	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$86,176	$33,660
Investments in subsidiaries:
Sterling Savings Bank	1,158,606	1,391,475
Golf Savings Bank	58,845	29,714
Golf Escrow Company	610	528
Tri-Cities Mortgage Company	32	32
Capital Trust Subsidiaries	7,276	8,109
Receivable from subsidiaries	48	0
Available for sale investments	25	27
Other assets	80,743	2,029

Total assets	$1,392,361	$1,465,574

Liabilities and Shareholders’ Equity:
Accrued expenses payable	$4,430	$8,047
Junior Subordinated Debentures	245,276	270,015
Due to affiliates	1,619	2,182
Shareholders’ equity	1,141,036	1,185,330

Total liabilities and shareholders’ equity	$1,392,361	$1,465,574

Sterling Financial Corporation

Notes to Consolidated Financial Statements

24.  Parent Company-Only Financial Information, Continued:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Condensed Statements of Income
Interest income	$782	$1,625	$1,520
Interest expense	(13,729)	(20,455)	(14,483)

Net interest expense	(12,947)	(18,830)	(12,963)
Equity in net earnings of subsidiary	(324,807)	106,790	84,553
Noninterest expenses	(4,081)	(3,997)	(3,993)

Income before income taxes	(341,835)	83,963	67,597
Income tax benefit	6,301	9,326	6,349

Net income	$(335,534)	$93,289	$73,946

Condensed Statements of Cash Flows
Cash flows from operating activities:
Net income	$(335,534)	$93,289	$73,946
Adjustments to reconcile net income to net cash used in operating activities	316,983	(110,835)	(89,181)

Net cash used in operating activities	(18,551)	(17,546)	(15,235)

Cash flows from investing activities:
Investments in subsidiaries, net	(237,000)	(8,000)	(118,688)
Repayment of advances to subsidiaries	8,862	4,817	7,186
Dividends from subsidiary	38,294	30,923	56,456
Cash flows from acquisitions	0	(17,873)	(26,449)

Net cash provided by (used in) investing activities	(189,844)	9,867	(81,495)

Cash flows from financing activities:
Proceeds from other borrowings	0	45,000	130,000
Repayment of other borrowings	(24,000)	(13,000)	(25,475)
Proceeds from issuances of preferred stock and common stock warrant	303,000	0	0
Accretion of preferred stock	155	0	0
Proceeds from stock sales	1,390	4,526	6,459
Excess tax benefit from stock based compensation	853	0	0
Dividends paid	(20,487)	(16,243)	(8,895)
Other	0	0	(9)

Net cash provided by (used in) financing activities	260,911	20,283	102,080

Net change in cash and cash equivalents	52,516	12,604	5,350
Cash and cash equivalents, beginning of year	33,660	21,056	15,706

Cash and cash equivalents, end of year	$86,176	$33,660	$21,056

Federal law prohibits Sterling from borrowing from its subsidiary banks unless the loans are collateralized by specified assets and are generally limited to 10% of the subsidiary’s bank capital and surplus. Current income taxes are allocated to Sterling and its subsidiaries as if they were separate tax paying entities. The payment of

Sterling Financial Corporation

Notes to Consolidated Financial Statements

24.  Parent Company-Only Financial Information, Continued:

dividends to Sterling by its bank subsidiaries is subject to various federal and state regulatory limitations. Under current regulations, at December 31, 2008, the bank subsidiaries could have declared approximately $3.5 million of aggregate dividends in addition to amounts previously paid. In January 2009, Sterling suspended dividends to its common shareholders until economic conditions improve. As a result, Sterling expects dividends paid to it by its subsidiary banks will be lower in 2009 than in 2008. Dividend payments may require regulatory approval.

25.  Business Combination:

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

25.  Business Combination, Continued:

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