Form 10-Q
period 2009-03-31
STERLING FINANCIAL CORP /WA/
filed 2009-05-11
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number……0-20800

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of May 1, 2009
Common Stock ($1.00 par value)	52,400,515

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I – Financial Information

Item 1 – Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31 2009	December 31, 2008
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$65,054	$171
Non-interest bearing	101,551	138,631

Total cash and cash equivalents	166,605	138,802

Restricted cash	1,332	1,493
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	2,733,541	2,639,290
Held to maturity	174,790	175,830
Loans receivable, net	8,683,919	8,807,094
Loans held for sale (at fair value: $160,261 and $112,191)	162,148	112,777
Accrued interest receivable	54,333	57,306
Other real estate owned, net (“OREO”)	83,557	62,320
Office properties and equipment, net	93,322	93,195
Bank-owned life insurance (“BOLI”)	158,944	157,236
Goodwill	227,558	227,558
Other intangible assets	25,501	26,725
Mortgage servicing rights, net	6,256	5,706
Prepaid expenses and other assets, net	247,821	285,384

Total assets	$12,819,627	$12,790,716

LIABILITIES:
Deposits	$8,488,034	$8,350,407
Advances from Federal Home Loan Bank (“FHLB”)	1,573,618	1,726,549
Securities sold subject to repurchase agreements and funds purchased	1,222,162	1,163,023
Other borrowings	248,277	248,276
Cashiers checks issued and payable	4,460	8,762
Borrowers’ reserves for taxes and insurance	3,217	1,987
Accrued interest payable	39,100	41,631
Accrued expenses and other liabilities	119,127	109,045

Total liabilities	11,697,995	11,649,680

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; $1,000 stated value; 10,000,000 shares authorized; 303,000 shares issued and outstanding	292,524	291,964
Common stock, $1 par value; 100,000,000 shares authorized; 52,399,631 and 52,134,030 shares issued and outstanding	52,400	52,134
Additional paid-in capital	909,586	909,386
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $8,417 and $10,690	(13,504)	(17,866)
Retained earnings (deficit)	(119,374)	(94,582)

Total shareholders’ equity	1,121,632	1,141,036

Total liabilities and shareholders’ equity	$12,819,627	$12,790,716

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans	$126,923	$162,120
MBS	29,880	24,499
Investments and cash equivalents	3,328	2,364

Total interest income	160,131	188,983

Interest expense:
Deposits	48,314	62,870
Short-term borrowings	4,651	3,431
Long-term borrowings	18,818	30,595

Total interest expense	71,783	96,896

Net interest income	88,348	92,087
Provision for credit losses	(65,865)	(37,143)

Net interest income after provision for credit losses	22,483	54,944

Non-interest income:
Fees and service charges	13,840	14,151
Mortgage banking operations	13,308	6,198
Loan servicing fees	(467)	(148)
OREO	(4,478)	(106)
BOLI	1,406	1,466
Securities sales gains (losses)	10,565	(408)
Other	(2,026)	9

Total non-interest income	32,148	21,162

Non-interest expenses	75,510	72,107

Income (loss) before income taxes	(20,879)	3,999
Income tax (provision) benefit	436	(1,123)

Net income (loss)	(20,443)	2,876
Preferred stock dividend	(4,347)	0

Net income (loss) available to common shareholders	$(24,790)	$2,876

Earnings per share - basic	$(0.48)	$0.06

Earnings per share - diluted	$(0.48)	$0.06

Weighted average shares outstanding - basic	51,896,149	51,526,332
Weighted average shares outstanding - diluted	51,896,149	51,786,038

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(20,443)	$2,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and OREO	69,776	37,143
Accretion of deferred gain on sale of branches	(201)	(202)
Net gain on sales of loans, investments and MBS	(22,712)	(4,192)
Stock based compensation	497	540
Excess tax benefit from stock based compensation	40	(689)
Stock issuances relating to 401(k) match and direct stock purchase	9	830
Loss at foreclosure on OREO	8,976	0
Other (gains) and losses	1,699	974
Increase in cash surrender value of BOLI	(1,542)	(1,466)
Depreciation and amortization	6,756	6,774
Change in:
Accrued interest receivable	2,973	4,640
Prepaid expenses and other assets	33,157	(7,361)
Cashiers checks issued and payable	(4,302)	10,767
Accrued interest payable	(2,531)	(4,620)
Accrued expenses and other liabilities	9,440	5,000
Proceeds from sales of loans originated for sale	572,574	342,695
Loans originated for sale	(559,883)	(338,503)

Net cash provided by operating activities	94,283	55,206

Cash flows from investing activities:
Change in restricted cash	161	(10)
Loans funded and purchased	(694,437)	(1,133,883)
Loan principal received	657,125	866,436
Purchase of investment securities	(231,594)	(16,807)
Proceeds from maturities of investment securities	137,323	10,157
Proceeds from sale of investment securities	78,851	0
Proceeds from sale - MBS	108,131	0
Purchase of BOLI	0	(345)
Purchase of MBS	(327,874)	(384,349)
Principal payments on MBS	156,165	69,904
Purchase of office properties and equipment	(3,681)	(2,419)
Sales of office properties and equipment	7	72
Improvements and other changes to OREO	(4,481)	(258)
Proceeds from sales of OREO	15,608	2,334

Net cash used in investing activities	(108,696)	(589,168)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$84,077	$(180,362)
Proceeds from issuance of time deposits	1,267,066	1,522,689
Payments for maturing time deposits	(1,260,977)	(1,242,093)
Interest credited to deposits	47,461	62,778
Advances from FHLB	85,000	714,000
Repayment of advances from FHLB	(237,794)	(486,046)
Net change in securities sold subject to repurchase agreements and funds purchased	59,139	154,660
Repayment of other borrowings	0	(24,000)
Proceeds from stock sales	0	999
Excess tax benefit from stock based compensation	(40)	689
Cash dividends paid to preferred shareholders	(2,946)	0
Cash dividends paid to common shareholders	0	(4,888)
Other	1,230	1,281

Net cash provided by financing activities	42,216	519,707

Net change in cash and cash equivalents	27,803	(14,255)
Cash and cash equivalents, beginning of period	138,802	194,478

Cash and cash equivalents, end of period	$166,605	$180,223

Supplemental disclosures:
Cash paid during the period for:
Interest	$74,314	$101,516
Income taxes	(39,104)	325
Noncash financing and investing activities:
Loans converted into OREO	45,251	4,028
Common stock cash dividends accrued	0	5,200
Preferred stock cash dividend accrued	1,894	0

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net income (loss)	$(20,443)	$2,876

Other comprehensive income (loss):
Change in unrealized losses on investments and MBS available-for-sale	6,635	11,704
Less deferred income taxes benefit (provision)	(2,273)	(4,328)

Net other comprehensive income (loss)	4,362	7,376

Comprehensive income (loss)	$(16,081)	$10,252

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as disclosed in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

In addition to other established accounting polices, the following is a discussion of recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) FAS No. 141 (R), “Business Combinations” (“FAS No. 141 (R)”). FAS No. 141 (R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141 (R) applies prospectively to business combinations entered into by Sterling after January 1, 2009. Depending on the level of future acquisitions, FAS No. 141 (R) may have a material effect on Sterling, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The FSP provides implementation guidance for linked transactions under FAS 140. The FSP states that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This FSP was effective for Sterling as of January 1, 2009, and did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FAS 133. FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 was effective for Sterling as of January 1, 2009, and did not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share. This FSP was effective for Sterling as of January 1, 2009, and did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment (“OTTI”),” FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” For debt securities, the guidance differentiates credit driven and market driven OTTI. Only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The balance of the impairment loss would be recognized as a charge to other comprehensive income. A non-credit related OTTI charge to other comprehensive income for securities classified as held to maturity will be amortized from accumulated other comprehensive income back to the security over the securities remaining life. Financial statement presentation will require segregation of accumulated comprehensive income for non-credit OTTI charges on held to maturity and available for sale securities from other components of accumulated comprehensive income. The standard provided additional guidance for the determination of whether a market for an asset is not active and when a price for a transaction is not distressed. The disclosure requirements of FAS 107 have been extended to interim periods. This guidance is effective for Sterling as of June 30, 2009. The company is currently evaluating the impact of these standards.

2. Allowance for Credit Losses:

The following is an analysis of the changes in the allowances for credit losses:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$208,365	$111,026
Provision	65,865	37,143
Charge-offs	(68,290)	(3,453)
Recoveries	3,045	231
Transfers	0	62

Allowance - loans, March 31	208,985	145,009

Allowance - unfunded commitments, January 1	21,334	6,306
Provision	0	21
Transfers	0	(62)

Allowance - unfunded commitments, March 31	21,334	6,265

Total credit allowance	$230,319	$151,274

The increase in the provision stems from higher levels of classified assets and higher loss rates. Classified assets include non-performing loans and OREO. The following is a summary of loans that are not performing in accordance with their original contractual terms:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	485,158	474,172	209,850
Restructured loans	84,281	56,618	207

Total nonperforming loans	569,439	530,790	210,057
OREO	100,512	79,875	13,027

Total nonperforming assets	669,951	610,665	223,084
Specific reserves	(16,970)	(19,535)	(19,084)

Net nonperforming assets	$652,981	$591,130	$204,000

Cumulatively, Sterling has written down its non-performing assets by $244.0 million as of March 31, 2009, compared with write-downs of $207.7 million as of December 31, 2008 and $4.2 million as of March 31, 2008. At March 31, 2009, non-performing assets include $46.7 million of restructured loans that are performing in accordance with their new terms and are accruing interest, compared with $29.5 million as of December 31, 2008, and none as of March 31, 2008.

As of March 31, 2009, the allowance for losses on OREO totaled $17.0 million. Changes in this allowance are as follows for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Balance, January 1	$17,555	$0
Provision	3,911	0
Charge-offs	(4,510)	0

Balance, March 31	$16,956	$0

3. Goodwill and Other Intangible Assets:

As of March 31, 2009 and December 31, 2008, Sterling had goodwill and other intangible assets totaling $253.1 million and $254.3 million, respectively. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. Other intangible assets represent acquired customer depository relationships. Intangible assets are periodically assessed for impairment. Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2008, and concluded that the recorded values were not impaired, based on present value discounted cash flow analysis as allowed by FAS 142, “Goodwill and Other Intangibles” (“FAS 142”). During the fourth quarter of 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that an impairment had occurred, and wrote off $223.8 million of its goodwill, following deterioration in its loan portfolio from worsening economic conditions, continued stress on real estate values, increasing levels of both classified and non-performing assets and higher net charge-offs, that resulted in higher credit costs and lower earnings. Dividends on Sterling’s newly issued preferred stock also reduced income available to common shareholders. As of March 31, 2009, Sterling evaluated whether events or circumstances had occurred since its most recent impairment test that would be considered triggering events under FAS 142, thus requiring an update to its goodwill impairment test. Sterling determined that no such events had occurred. There are many assumptions and estimates underlying the determination of whether goodwill has been impaired. Future events could cause management to conclude that Sterling’s goodwill or other intangible assets have become further impaired, which would result in Sterling recording an additional impairment loss.

4. Other Borrowings:

The components of other borrowings are as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Junior subordinated debentures	$245,277	$245,276
Other	3,000	3,000

Total other borrowings	$248,277	$248,276

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

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Initial Call Date	Rate at March 31, 2009			Amount (in Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	2.84%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	2.95		51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	2.85		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	3.12		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	4.52		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	4.48		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	4.40		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	4.42		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	4.38		9,466
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	5.38		15,188

					3.46	%*	$245,277

*	Weighted average rate

5. Earnings Per Share:

The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended March 31,
	2009			2008
	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$(24,790)	51,896,149	$(0.48)	$2,876	51,526,332	$0.06
Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00	0	259,706	0.00
Common stock warrant	0	0	0.00	0	0	0.00

Diluted computations	$(24,790)	51,896,149	$(0.48)	$2,876	51,786,038	$0.06

Antidilutive securities not included in diluted earnings per share:
Common stock options		2,050,418			1,651,087
Common stock warrant		6,437,677			0
Restricted shares		417,377			192,989

Total antidilutive		8,905,472			1,844,076

FSP EITF 03-06-1 proscribes a two-class method for entities that have participating securities such as Sterling’s unvested restricted shares that provide the holder of the shares with the right to receive any dividends issued by Sterling. Sterling applied the treasury stock method because it was the most dilutive method of measuring earnings per share.

6. Non-Interest Expenses:

The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Employee compensation and benefits	$40,188	$40,890
Occupancy and equipment	11,242	11,532
Data processing	5,154	5,319
Insurance	4,290	1,711
Depreciation	3,544	3,565
Advertising	2,755	2,798
Legal and accounting	1,521	813
Amortization of core deposit intangibles	1,225	1,226
Travel and entertainment	1,215	1,665
Other	4,376	2,588

Total	$75,510	$72,107

The increase in non-interest expenses was mainly due to an increase in FDIC deposit insurance premiums, which rose by $2.5 million year over year.

7. Segment Information:

For purposes of measuring and reporting financial results, Sterling is divided into five business segments:

•	The Community Banking segment provides traditional banking and wealth management services through the retail and commercial banking groups of Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Construction Lending segment originates and services loans through the real estate division of Sterling’s subsidiary, Sterling Savings Bank.

•	The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling’s subsidiary, Golf Savings Bank.

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

On May 1, 2009, Sterling Savings Bank’s subsidiary, Harbor Financial Services, Inc., which provides certain wealth management services, was renamed Sterling Savings Banc Financial Services, Inc.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended March 31, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$134,986	$10,846	$7,699	$6,370	$230	$160,131
Interest expense	(62,759)	(3,129)	(3,691)	0	(2,204)	(71,783)

Net interest income (expense)	72,227	7,717	4,008	6,370	(1,974)	88,348
Provision for credit losses	(24,692)	(34,308)	(6,865)	0	0	(65,865)
Noninterest income	20,535	231	14,044	538	(3,200)	32,148
Noninterest expense	(63,388)	(2,164)	(6,709)	(2,194)	(1,055)	(75,510)

Income (loss) before income taxes	$4,682	$(28,524)	$4,478	$4,714	$(6,229)	$(20,879)

Total assets	$10,871,882	$1,416,644	$559,682	$17,800	$(46,381)	$12,819,627

	As of and for the Three Months Ended March 31, 2008
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$144,650	$33,018	$8,147	$3,034	$134	$188,983
Interest expense	(68,936)	(19,161)	(4,801)	0	(3,998)	(96,896)

Net interest income (expense)	75,714	13,857	3,346	3,034	(3,864)	92,087
Provision for credit losses	(13,085)	(23,615)	(443)	0	0	(37,143)
Noninterest income	15,374	985	4,965	1,018	(1,180)	21,162
Noninterest expense	(59,093)	(2,937)	(6,447)	(2,435)	(1,195)	(72,107)

Income (loss) before income taxes	$18,910	$(11,710)	$1,421	$1,617	$(6,239)	$3,999

Total assets	$10,371,758	$1,844,599	$527,413	$12,850	$(65,467)	$12,691,153

8. Stock-Based Compensation:

The following is a summary of stock option and restricted stock activity during the three months ended March 31, 2009:

	Stock Options		Restricted Stock
	Number	Weighted Average Exercise Price	Number	Weighted Average Grant Price
Balance, January 1, 2009	1,977,968	$22.41	284,750	$20.17
Granted	183,500	1.85	260,000	1.85
Exercised/vested	0	0.00	(66,500)	22.70
Cancelled/expired	(146,100)	20.51	0	0.00

Outstanding, March 31, 2009	2,015,368	$20.68	478,250	$9.86

Exercisable, March 31, 2009	1,482,618	$22.10

At March 31, 2009, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 4.5 years and ($37.5) million, respectively, and of stock options exercisable was 4.2 years and ($29.7) million, respectively, and at December 31, 2008, was 4.3 years and ($26.9) million, respectively, and 4.0 years and ($19.2) million, respectively. As of March 31, 2009, a total of 1,323,785 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2009 have vesting schedules ranging from two to four years. During the three months ended March 31, 2009 and 2008, the intrinsic value of options exercised were $0 and $2.2 million, respectively, and fair value of options granted were $192,000 and $1.1 million, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Three Months Ended March 31,
	2009	2008
Expected volatility	72%	30%
Expected term (in years)	4.4	4.3
Expected dividend yield	0.00%	2.14%
Risk free interest rate	2.07%	2.93%

Stock-based compensation expense recognized during the periods presented was as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$271	$246
Restricted stock	453	311

Total	$724	$557

As of March 31, 2009, unrecognized equity compensation expense totaled $6.7 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.4 years. During 2009, no stock options were forfeited. Any increase in forfeitures would lower the amount of future equity compensation expense to be recognized.

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of March 31, 2009, Sterling had $188.8 million of interest rate lock commitments, $84.4 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $225.0 million. In addition Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $20.9 million as of March 31, 2009. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of March 31, 2009 and December 31, 2008, Sterling had entered into best efforts forward commitments to sell $119.6 million and $71.0 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of March 31, 2009 and December 31, 2008, were $7.0 million and $7.5 million, respectively.

10. Fair Value:

FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” gives companies the option of carrying financial assets and liabilities at fair value and can be implemented on all or individually selected financial instruments. Effective January 1, 2008, Sterling elected to apply FAS 159 on newly originated loans held for sale under mandatory delivery programs. After analyzing the effects of FAS 159 on held for sale loans, Sterling elected to apply FAS 159 to all newly originated held for sale loans effective April 1, 2008. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. There was no transition adjustment upon adoption.

The framework for defining and measuring fair value under FAS 157, “Fair Value Measurements,” requires that one of three valuation methods be used to determine fair market value: the market approach, the income approach or the cost approach. To increase consistency and comparability in fair value measurements and related disclosures, the standard also creates a fair value hierarchy to prioritize the inputs to these valuation methods into the following three levels:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Balance, March 31, 2009:
Investment securities and mortgage-backed securities available for sale	$2,733,541	$0	$2,733,541	$0
Loans held for sale	160,261	0	160,261	0
Other assets - derivatives	11,700	0	4,651	7,049

Total assets	$2,905,502	$0	$2,898,453	$7,049

Other liabilities - derivatives	$7,049	$0	$0	$7,049

Balance, December 31, 2008:
Investment securities and mortgage-backed securities available for sale	$2,639,290	$0	$2,639,290	$0
Loans held for sale	112,191	0	112,191	0
Other assets - derivatives	10,085	0	2,625	7,460

Total assets	$2,761,566	$0	$2,754,106	$7,460

Other liabilities - derivatives	$7,709	$0	$249	$7,460

Investments and mortgage-backed securities have been valued using a matrix pricing technique based on quoted prices for similar instruments, while loans held for sale have been valued using investor quoted pricing inputs. Level 2 derivatives represent mortgage banking interest rate lock and loan delivery commitments, while level 3 derivatives represent interest rate swaps. See Note 9 for a further discussion of these derivatives. Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value under FAS 159 were included in earnings as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Mortgage banking operations	$3,832	$1,201

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis. Sterling may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis from application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. The following table presents the carrying value for these financial assets as of the dates indicated:

	Total Carrying Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2009
Loans	$327,531	$0	$0	$327,531
Mortgage servicing rights	6,256	0	6,256	0
OREO	76,646	0	0	76,646
December 31, 2008
Loans	$296,605	$0	$0	$296,605
Mortgage servicing rights	7,878	0	7,878	0
OREO	60,019	0	0	60,019
Goodwill	227,558	0	0	227,558

The loans disclosed above represent the carrying value of impaired loans at period end. Mortgage servicing rights were written down mainly due to an acceleration of mortgage prepayments. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a non-recurring basis. OREO represents the carrying value after write-downs taken at foreclosure that were charged to the loan loss allowance, as well as specific reserves established subsequent to foreclosure due to updated appraisals. The goodwill impairment resulted from a protracted decline in Sterling’s stock price and market capitalization. It also reflects the expectation for reduced near-term profitability because of higher credit costs and incorporates anticipation of lower net income available to common shareholders after the payment of dividends on Sterling’s preferred stock.

PART I – Financial Information (continued)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

March 31, 2009

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2008 annual report on Form 10-K.

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

Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service and relationship banking has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.82 billion in total assets as of March 31, 2009, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 179 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Sterling Savings Bank residential loan production offices, and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through wealth management representatives located throughout Sterling’s financial service center network.

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

Executive Summary and Highlights

Sterling’s earnings per share and performance ratios continue to be impacted by the economic downturn which has led to higher credit costs as the result of ongoing asset quality concerns surrounding the levels of both classified and non-performing assets, and higher net charge-offs. During the first quarter of 2009, Sterling recorded a $65.9 million provision for credit losses, compared to a $37.1 million provision for credit losses recorded during the first quarter of 2008. Revenues, as defined by net interest income plus non-interest income, were up 6% year over year. Income from mortgage banking operations was up 115% from a year ago, reflecting lower prevailing interest rates and new lending initiatives, which led to a significant increase in the volume of residential mortgage originations. Also reflecting the drop in interest rates, Sterling realized $10.6 million of net gains on the sales of securities. The year over year decrease of 4% in Sterling’s net interest income primarily reflects a reduction in Sterling’s net interest margin on a tax equivalent basis of 26 basis points to 2.98% from 3.24%. Sterling’s higher level of non-performing assets (including non-accrual loans and other real estate owned (“OREO”)), and its asset sensitivity, during a declining interest rate environment, contributed to the decrease in net interest margin.

First quarter 2009 highlights were as follows:

•	Total deposits increased 8% from a year ago to a record $8.49 billion.

•	Net interest margin improved to 2.98% from 2.80% for the December 31, 2008 quarter.

•	Income from mortgage banking operations rose 115% year over year.

•	All capital ratios remain above “well-capitalized” levels.

•	Total assets were $12.82 billion.

•	Total loans receivable were $8.68 billion.

•	Sterling expanded lending initiatives to benefit consumers and businesses.

Company Growth

Sterling intends to continue to pursue a long-term growth strategy to become the leading community bank in the western United States, although, with the current economic slow down, growth opportunities are expected to be limited in the near-term and Sterling is considering various strategies to manage its capital and liquidity levels. In addition to focusing on organic growth, Sterling’s long term strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities. However, market conditions are having a significant negative impact on the banking industry and there is no assurance that Sterling will be successful in completing any such acquisitions or achieving additional growth in the near term.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. The slowdown in economic activity could continue to adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience further increases in non-performing assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at March 31, 2009.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired for the period ended March 31, 2009, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. Sterling holds positions in classes of securities negatively impacted by temporary credit market disruptions, including one single-issuer trust preferred security, and 19 private label collateralized mortgage obligations. The trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.6 million compared to a $10.6 million market value, or an unrealized loss of $14.0 million. As of March 31, 2009, the private label collateralized mortgage obligations had an amortized cost of $265.1 million compared to a $207.8 million market value, or an unrealized loss of $57.3 million. Their current ratings are: $122 million AAA- by S&P and Aaa- by Moody’s; $16 million AAA by S&P and A3 by Moody’s; $31 million AAA- by S&P and AA- by Fitch; with balance rated AAA by S&P and Aaa by Moody’s. All of the aforementioned positions remain investment grade, and all are stress-tested monthly for both credit quality and collateral strength. As of March 31, 2009, Sterling expects the return of all principal and interest on all securities within the portfolios pursuant to the contractual terms and Sterling has the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See “ – New Accounting Pronouncements.”

Fair Value of Financial Instruments. Sterling’s available-for-sale securities portfolio totaled $2.73 billion and $2.64 billion as of March 31, 2009 and December 31, 2008, respectively, and were the most substantial of Sterling’s financial instruments that are carried at fair value. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in-depth collateral analysis and cash flow stress testing.

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

Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2008, and concluded that the recorded values were not impaired, based on present value discounted cash flow analysis as allowed by FAS 142, “Goodwill and Other Intangibles” (“FAS 142”). During the fourth quarter of 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that an impairment had occurred, and wrote off $223.8 million of its goodwill, following deterioration in its loan portfolio from worsening economic conditions, continued stress on real estate values, increasing levels of both classified and non-performing assets and higher net charge-offs, resulted in higher credit costs and lower earnings. Dividends on Sterling’s newly issued preferred stock also reduce income available to common shareholders. As of March 31, 2009, Sterling evaluated whether events or circumstances had occurred since its most recent impairment test that would be considered triggering events under FAS 142, thus requiring an update to its goodwill impairment test. Sterling determined that no such events had occurred. There are many assumptions and estimates underlying the determination of whether goodwill has been impaired. Future events could cause management to conclude that Sterling’s goodwill or other intangible assets have become further impaired, which would result in Sterling recording an additional impairment loss. Other intangible assets consisting of core deposit intangibles with definite lives are amortized on a straight line basis over the estimated life of the acquired depositor relationships (generally eight to ten years).

Loan Purchases. In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” loans are recorded at fair value if, when they are acquired, they show evidence of deterioration in terms of credit quality, and a loss is deemed likely to occur. Fair value is defined as the present value of future cash flows, including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope that are considered in the future cash flow assessment. Sterling applies this guidance when entering into applicable transactions.

Other Real Estate Owned. Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are carried at the lower of cost or fair value, less estimated selling costs. The fair value of OREO is generally determined from appraisals obtained by independent appraisers. Development and improvement costs relating to such property are capitalized to the extent they are deemed to be recoverable.

An allowance for losses on OREO includes amounts for estimated losses as a result of impairment in value of the property after repossession. Sterling reviews its OREO for impairment in value whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable. In performing the review, if expected future undiscounted cash flow from the use of the property or other assets, or the fair value, less selling costs, from the disposition of the property or other assets is less than its carrying value, an impairment loss is recognized.

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

Sterling uses an estimate of future earnings to support its position that the benefit of its net deferred tax assets will be realized. If future taxable income should prove non-existent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and Sterling’s net income will be reduced. As of March 31, 2009 Sterling believes that it is more likely than not that it will be able to fully realize its deferred tax asset and therefore has not recorded a valuation allowance.

Results of Operations

Overview. Sterling reported a net loss of $20.4 million for the first quarter ended March 31, 2009, reflecting a provision for credit losses of $65.9 million, but not including the payment of $4.3 million in preferred dividends to the U.S. Department of the Treasury under its Capital Purchase Program. After the payment of preferred dividends, earnings available to common shareholders were a negative $24.8 million, or $0.48 per diluted share. Earnings for the first quarter ended March 31, 2008, were $2.9 million, or $0.06 per common share, and reflected a provision for credit losses of $37.1 million. The annualized return on average assets was -0.65% and 0.09% for the three months ended March 31, 2009 and 2008, respectively. The annualized return on average common equity was -11.9% and 1.0% for the three months ended March 31, 2009 and 2008, respectively. The year over year decrease in net income and performance ratios primarily reflected an increased credit provision in response to an increase in the level of classified assets and higher loss rates.

Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 2009 and 2008, net interest income was $88.3 million and $92.1 million, respectively, a decrease of 4%. The decrease in net interest income during the three month comparative period was primarily due to the increase in non-performing assets, including non-performing loans and OREO.

Changes in Sterling’s net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume – changes in volume multiplied by comparative period rate;

•	Rate – changes in rate multiplied by comparative period volume; and

•	Rate/volume – changes in rate multiplied by changes in volume.

	Three Months Ended March 31, 2009 vs. 2008 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Rate/volume analysis:
Interest income:
Loans	$454	$(34,449)	$(1,210)	$(35,205)
MBS	5,020	468	(106)	5,382
Investments and cash equivalents	958	62	154	1,174

Total interest income	6,432	(33,919)	(1,162)	(28,649)

Interest expense:
Deposits	6,972	(19,718)	(1,810)	(14,556)
Borrowings	(2,667)	(8,690)	800	(10,557)

Total interest expense	4,305	(28,408)	(1,010)	(25,113)

Changes in net interest income	$2,127	$(5,511)	$(152)	$(3,536)

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Tax Equivalent Net Interest Margin
March 31, 2009	2.98%
December 31, 2008	2.80%
September 30, 2008	3.04%
June 30, 2008	3.23%
March 31, 2008	3.24%

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

Provision for Credit Losses. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors, including historical loss trends and trends in classified assets, delinquency and non-accrual loans, and portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, as well as loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for losses on loans of $65.9 million and $37.1 million for the three months ended March 31, 2009 and 2008, respectively. Sterling has increased its provision for credit losses in response to an increase in the level of classified loans, particularly in the construction portfolio, and increases in loss rates due to reduced appraisal values.

The following table summarizes the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Allowance - loans, January 1	$208,365	$111,026
Provision	65,865	37,143
Charge-offs	(68,290)	(3,453)
Recoveries	3,045	231
Transfers	0	62

Allowance - loans, March 31	208,985	145,009

Allowance - unfunded commitments, January 1	21,334	6,306
Provision	0	21
Charge-offs	0	0
Transfers	0	(62)

Allowance - unfunded commitments, March 31	21,334	6,265

Total credit allowance	$230,319	$151,274

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

Non-performing assets, a subset of classified assets that includes non-performing loans and OREO, were 5.23% of total assets at March 31, 2009, compared with 1.76% of total assets at March 31, 2008. At March 31, 2009, the delinquency ratio for loans 60 days or more past due was 5.24% of total loans compared to 2.38% of total loans at March 31, 2008. Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential construction loans and increases in delinquencies due to declining market values and weakness in housing sales in certain of its markets.

At March 31, 2009, Sterling’s total classified assets were 8.35% of total assets, compared with 3.17% of total assets at March 31, 2008. The following table describes classified assets by asset type as of the dates indicated:

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Dollars in thousands)
Residential real estate	$31,400	$34,333	$36,863	$21,848	$5,021
Multifamily real estate	15,814	16,741	7,313	2,289	470
Commercial real estate	41,364	37,890	14,931	6,390	6,277
Construction
Residential construction	558,170	548,384	405,753	309,556	255,473
Multifamily and commercial construction	145,629	119,348	17,109	19,042	15,182

Total construction	703,799	667,732	422,862	328,598	270,655

Consumer - direct and indirect	6,816	4,556	4,489	3,994	2,949
Commercial banking	170,678	143,748	130,250	111,344	104,394

Total classified loans	969,871	905,000	616,708	474,463	389,766
OREO	100,512	79,875	54,795	22,998	13,027

Total classified assets	$1,070,383	$984,875	$671,503	$497,461	$402,793

At March 31, 2009, 66% of classified assets were related to construction, the majority of which was residential. The commercial construction and commercial banking loan portfolios have also been affected by the downturn in the housing market. The following table summarizes the principal balances of non-performing assets at the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	485,158	474,172	209,850
Restructured loans	84,281	56,618	207

Total nonperforming loans	569,439	530,790	210,057
OREO	100,512	79,875	13,027

Total nonperforming assets	669,951	610,665	223,084
Specific reserves	(16,970)	(19,535)	(19,084)

Net nonperforming assets	$652,981	$591,130	$204,000

The specific reserve included $17.0 million, $17.6 million and $0 related to OREO as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. At March 31, 2009, non-performing assets include $46.7 million of restructured loans that are performing in accordance with their new terms and are accruing interest, compared with $29.5 million as of December 31, 2008, and $0 as of March 31, 2008.

The following table describes non-performing assets by asset type at the dates indicated:

	March 31,
	2009	2008
	(Dollars in thousands)
Residential real estate	$50,420	$3,900
Multifamily real estate	6,020	2,026
Commercial real estate	19,256	4,556
Construction:
Residential	453,383	168,429
Multifamily	800	0
Commercial	78,088	9,847

Total Construction	532,271	178,276
Consumer - direct	5,302	2,037
Consumer - indirect	564	808
Commercial banking	56,118	31,481

Total nonperforming assets	$669,951	$223,084

Non-performing assets presented above are gross of their applicable specific loan loss reserve. The following table presents residential construction non-performing assets by market:

	March 31, 2009		December 31, 2008		March 31, 2008
	(Dollars in thousands)
Residential construction
Portland, OR	$118,524	18%	$117,350	19%	$7,567	3%
Puget Sound	83,711	12%	73,878	12%	23,356	10%
Southern California	64,818	10%	67,824	11%	28,032	13%
Boise, ID	37,921	6%	23,356	4%	37,338	17%
Utah	26,823	4%	29,586	5%	15,372	7%
Bend, OR	26,114	4%	22,136	4%	20,927	9%
Vancouver, WA	23,945	4%	14,486	2%	19,943	9%
Other	71,527	10%	61,722	10%	15,894	8%

Total residential construction	453,383	68%	410,338	67%	168,429	76%
Commercial construction (1)	78,888	12%	74,501	12%	9,847	4%
Commercial banking	56,118	8%	61,520	10%	31,481	14%
Residential real estate	50,420	8%	46,043	8%	3,900	2%
Commercial real estate (1)	25,276	3%	12,510	2%	6,582	3%
Consumer	5,866	1%	5,753	1%	2,845	1%

Total nonperforming assets (2)	669,951	100%	610,665	100%	223,084	100%

Specific reserves	(16,970)		(19,535)		(19,084)

Total net nonperforming assets (2)	$652,981		$591,130		$204,000

(1)	Includes multifamily.

(2)	Includes confirmed losses of $185.0 million for March 31, 2009, $163.9 million for December 31, 2008, and $0 for March 31, 2008.

The linked-quarter growth of non-performing assets represented a deceleration in the rate of quarterly growth, which had ranged between 36% and 65% over the previous four quarters. Sterling believes that the slowing growth rates of classified and non-performing assets, mainly related to construction, reflects the cumulative efforts of its construction credit team, which has been in place for more than one year, to identify, manage and resolve stressed assets. The process of resolving problem assets involves restructuring loans, obtaining additional collateral, repossessing problem assets and evaluating loans in relation to fair market value.

Cumulatively, Sterling has written down its non-performing assets by $244.0 million as of March 31, 2009, compared with write-downs of $207.7 million as of December 31, 2008 and $4.2 million as of March 31, 2008. OREO, net of allowances, was $83.6 million at quarter end, compared with $62.3 million in the linked quarter, and $13.0 million in the year-ago quarter. OREO is included in non-performing assets. Weakness in the overall economy has contributed to increased levels of nonperforming assets in the construction, commercial banking, commercial real estate and non-owner occupied residential portfolios.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Fees and service charges	$13,840	$14,151
Mortgage banking operations	13,308	6,198
Loan servicing fees	(467)	(148)
OREO	(4,478)	(106)
BOLI	1,406	1,466
Securities sales gains (losses)	10,565	(408)
Other	(2,026)	9

Total	$32,148	$21,162

In the first quarter of 2009, non-interest income rose 52% to $32.1 million from $21.2 million in the first quarter of 2008. The increase in non-interest income was driven by higher levels of income from mortgage banking operations and gains on the sales of securities. Mortgage banking operations income in the first quarter of 2009 rose 115% over the first quarter of 2008, continuing the trend that started in the fourth quarter of 2008. The mortgage banking segment growth in originations and revenues was driven by lower interest rates and programs designed to spur lending consistent with the U.S. Department of the Treasury’s Capital Purchase Program. Favorable market conditions provided the opportunity to realize gains within the securities portfolio during 2009. Fees and service charges income continues to reflect higher analyzed account fees, loan-related fees and transaction fees, offset by a decrease in fees related to Sterling’s Balance Shield Program, where the decrease in the volume of overdraft incidents more than offset account growth, and lower commissions from Sterling’s Wealth Management group. At quarter end, the total number of transaction accounts exceeded 200,000, an increase of 2% year over year. The elevation in OREO expenses during the first quarter of 2009 reflects a decline in asset values subsequent to acquisition, as well as write-downs to align valuations with pending OREO sales. Other non-interest income for the three months ended March 31, 2009 includes a $1.1 million loss, which represents Sterling’s prorata share of a public funds loss resulting from the failure of a Washington state public depository bank.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Originations of residential mortgage loans	$710,564	$411,116
Originations of commercial real estate loans	19,168	64,517
Sales of residential mortgage loans - delivered	601,899	335,510
Sales of commercial real estate loans	0	2,993
Principal balances of residential loans serviced for others	564,547	569,448
Principal balances of commercial real estate loans serviced for others	1,652,334	1,677,898

In addition to sales of residential mortgage loans delivered, there were $174.6 million of loans to be sold, which are carried at fair value, resulting in a total of $776.5 million of residential loan sales delivered and carried at fair value during the three months ended March 31, 2009.

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Employee compensation and benefits	$40,188	$40,890
Occupancy and equipment	11,242	11,532
Data processing	5,154	5,319
Insurance	4,290	1,711
Depreciation	3,544	3,565
Advertising	2,755	2,798
Legal and accounting	1,521	813
Amortization of core deposit intangibles	1,225	1,226
Travel and entertainment	1,215	1,665
Other	4,376	2,588

Total	$75,510	$72,107

Non-interest expenses rose 5% to $75.5 million in the first quarter of 2009 from $72.1 million in the first quarter of 2008. Excluding FDIC deposit insurance premiums, which rose by $2.5 million, non-interest expenses for the quarter ended March 31, 2009 increased only 1% year over year despite overall company growth. The small increase in non-interest expenses reflects improved operating efficiencies and tight cost controls. During the quarter, Sterling began realizing the benefits of systemic process improvements relating to the closure of two item processing centers following the complete rollout of the remote teller capture system. On a year over year basis, the number of full-time equivalent employees decreased by 39 to 2,518.

Income Tax Provision. Sterling recorded a federal and state income tax benefit of $436,000 for the three months ended March 31, 2009, and a provision of $1.1 million for the three months ended March 31, 2008. The effective tax rates for these periods were 2% and 28%, respectively. The elevated level of loan loss provisions has increased the proportional effect of tax credits and tax exempt income, resulting in the decrease in the effective tax rate. As of March 31, 2009, Sterling believes that it is more likely than not that it will be able to fully realize its deferred tax asset and therefore has not recorded a valuation allowance.

Financial Position

Assets. At March 31, 2009, Sterling’s assets were $12.82 billion, up $28.9 million from $12.79 billion at December 31, 2008. This growth was mainly a result of increases from securities purchases and a longer retention period on held-for-sale loans outweighing decreases in the loan portfolio and the collection of a $39.0 million federal tax refund.

Investment Securities and MBS. Sterling’s investment and MBS portfolio at March 31, 2009 was $2.91 billion, an increase of $93.2 million from the December 31, 2008 balance of $2.82 billion. The increase was due to purchases exceeding principal repayments, maturities and sales. On March 31, 2009, the investment and MBS portfolio had an unrealized loss of $21.9 million versus an unrealized loss of $28.4 million at December 31, 2008.

Loans Receivable. At March 31, 2009, net loans receivable were $8.68 billion, compared to $8.81 billion at December 31, 2008, and $9.12 billion at March 31, 2008. The contraction in Sterling’s loan portfolio reflects Sterling’s goal of reducing construction loans as a percent of its total loan portfolio, and a lessening of demand for credit in a slowing economy. At the end of the first quarter of 2009, residential construction loans represented 15% of Sterling’s loan portfolio, compared with 21% at the end of the first quarter of 2008. Over the last year, residential construction loans decreased by $611.5 million to $1.33 billion at March 31, 2009.

The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$894,886	10.1	$867,384	9.6
Multifamily real estate	508,799	5.7	477,615	5.3
Commercial real estate	1,386,631	15.6	1,364,885	15.1
Construction:
Residential	1,326,239	14.9	1,455,860	16.1
Multifamily	290,636	3.3	324,818	3.6
Commercial	740,014	8.3	754,017	8.4

Total Construction	2,356,889	26.5	2,534,695	28.1
Consumer - direct	842,001	9.5	859,222	9.5
Consumer - indirect	378,075	4.2	389,298	4.3
Commercial banking	2,534,836	28.4	2,532,158	28.1

Gross loans receivable	8,902,117	100.0	9,025,257	100.0

Net deferred origination fees	(9,213)		(9,798)
Allowance for losses on loans	(208,985)		(208,365)

Loans receivable, net	$8,683,919		$8,807,094

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Residential real estate	$710,564	$341,043	$411,116
Multifamily real estate	36,774	39,026	41,386
Commercial real estate	19,168	74,989	64,517
Construction:
Residential	7,244	33,984	192,361
Multifamily	0	13,050	0
Commercial	11,035	35,350	71,920

Total construction	18,279	82,384	264,281
Consumer - direct	48,547	48,815	81,603
Consumer - indirect	30,753	30,935	71,681
Commercial banking	106,437	102,672	148,685

Total loans originated	$970,522	$719,864	$1,083,269

Stimulated by historically low mortgage rates and new initiatives to provide affordable housing, residential mortgage originations climbed 73% from the year-ago period. The decrease in construction loan originations, reflects Sterling’s goal of reducing construction loans as a percent of its total loan portfolio. Loan originations relative to the fourth quarter of 2008 rose 35%. This sequential increase reflects Sterling’s effort, since December 2008, to expand and enhance lending initiatives to support and restore economic growth and development in the communities it serves with capital raised through the U.S. Department of the Treasury’s Capital Purchase Program. Sterling’s new lending initiatives focus on funding affordable housing, small business loans and financing programs to support business growth.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$847,064	10.0	$449,060	5.4
Noninterest-bearing checking	935,659	11.0	897,198	10.7
Savings and money market demand accounts	1,767,136	20.8	2,113,425	25.3
Time deposits	4,938,175	58.2	4,890,724	58.6

Total deposits	$8,488,034	100.0	$8,350,407	100.0

Annualized cost of deposits		2.35%		2.91%

During the quarter, there was a shift of uninsured savings and money market account balances to FDIC insured interest bearing transaction accounts. This was related to changes in the collateralization requirements associated with uninsured public funds deposits and Sterling’s participation in the FDIC voluntary expanded insurance program, which provides, without charge to depositors, full guarantee on non-interest bearing and certain interest-bearing transaction accounts held by any depositor, regardless of dollar amount.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements and other borrowings to fund asset growth and meet deposit withdrawal requirements. During the three months ended March 31, 2009, these funding sources decreased a total of $93.8 million, with maturing advances from the FHLB being offset with growth in deposits and funds purchased from the Federal Reserve’s discount window.

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

Sterling’s subsidiary banks’ Asset/Liability Committees (“ALCO”) manage their interest-rate risk based on interest rate expectations and other factors within policies and practices approved by the subsidiary banks’ Boards of Directors. The principal objective of Sterling’s subsidiary banks’ asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity (“EVE”) simulation.

The difference between a financial institution’s interest rate sensitive assets (i.e., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the specific time period) is commonly referred to as its “interest rate sensitivity gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. Sterling has been “asset sensitive” during 2008 and 2009, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings.

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of March 31, 2009 and December 31, 2008 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	March 31, 2009 % Change in Net Interest Income	December 31, 2008 % Change in Net Interest Income

+200	4.0	3.6
+100	3.7	2.2
Static	0.0	0.0
-100	N/A	N/A

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at March 31, 2009 and December 31, 2008 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	At March 31, 2009 % Change in EVE	At December 31, 2008 % Change in EVE

+200	(4.3)	(3.8)
+100	1.0	(2.7)
Static	0.0	0.0
-100	N/A	N/A

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of March 31, 2009, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.

Liquidity and Capital Resources

Sterling’s primary sources of funds are: customer deposits; wholesale funds from commercial banks, the FHLB, and the Federal Reserve; the collection of principal and interest primarily from loans, as well as from mortgage backed securities; and the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities.

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

Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans or purchasing assets such as MBS and investment securities. These borrowings include advances from the FHLB, reverse repurchase agreements, primary credits and term auction facilities from the Federal Reserve, and federal funds purchased. Sterling had access to $3.08 billion and $3.23 billion of additional liquidity from these sources as of March 31, 2009 and December 31, 2008, respectively. In 2009, certain states have either increased or proposed to increase the collateralization requirements for uninsured public funds. The increased collateralization requirements would require that Sterling pledge additional collateral, which would reduce Sterling’s collateral available for liquidity. Alternately Sterling could choose to reduce the amount of public deposits accepted in those states to reduce the risk associated with the states’ collateral pools. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At March 31, 2009 and December 31, 2008, these credit lines represented a total borrowing capacity of $2.49 billion and $2.92 billion, of which $1.05 billion and $1.33 million was available, respectively. At March 31, 2009 and December 31, 2008, Sterling had $1.04 billion and $1.09 billion in outstanding borrowings under reverse repurchase agreements, respectively. Sterling had securities available for additional secured borrowings of approximately $809.2 million and $513.7 million as of March 31, 2009 and December 31, 2008, respectively. Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling also had $179.2 million and $69.0 million of federal funds purchased and discount window borrowings, which are short term borrowings from correspondent banks and the Federal Reserve, as of March 31, 2009 and December 31, 2008, respectively. Through the Federal Reserve’s 12th District Bank, Sterling participates in the Borrower in Custody Program (“BIC”) which allows Sterling to borrow against certain pledged loans for terms ranging from overnight to 90 days. Sterling is also eligible to participate in the Term Auction Facility (“TAF”) which allows Sterling to bid on funds to be borrowed for terms of 28 to 84 days.

On December 5, 2008, Sterling completed the sale of 303,000 shares of preferred stock and issued a warrant to purchase 6,437,677 shares of Sterling’s common stock to the U.S. Department of the Treasury, raising total proceeds of $303 million. The $303 million in proceeds are treated as Tier 1 capital. The 303,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), issued by Sterling will pay a cumulative compounding dividend of 5% per year for the first five years and will reset to a rate of 9% per year after five years. After three years, the Preferred Shares may be redeemed by Sterling at their issue price, plus all accrued and unpaid dividends. Subject to approval by Sterling’s banking regulators, the Preferred Shares may also be redeemed at any time if Sterling chooses to replace them with newly raised equity capital. In addition to the Preferred Shares, the Treasury Department received a warrant to purchase 6,437,677 shares of Sterling common stock at an exercise price of $7.06 per share.

Notwithstanding the foregoing, the American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009, provides that the Secretary of the Treasury shall permit, subject to consultation with the recipient’s appropriate Federal banking agency, a recipient of funds under the Troubled Assets

Relief Program (“TARP”) to repay the funds previously provided under the TARP, without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays the TARP funds, the Secretary of the Treasury shall liquidate the warrants associated with the funds at the current market price. Although the Treasury Department has not yet issued any regulations or any other guidance, as of the date of this report, as to how this new provision of the ARRA will be implemented, it appears that ARRA will permit Sterling, if it so elects and following consultation with the FDIC, to redeem the Preferred Shares at any time without restriction.

Sterling, on a parent company-only basis, had cash of approximately $64.4 million and $86.2 million at March 31, 2009 and December 31, 2008, respectively. Sterling’s total investment in Sterling Saving Bank as of March 31, 2009 was $1.27 billion compared to $1.02 billion as of December 31, 2008. The increase was due to Sterling purchasing $25.0 million of Sterling Savings Bank preferred stock during the first quarter of 2009. Sterling’s investment in Sterling Savings Bank consisted of $865.8 million of common stock and $408.1 million of preferred stock as of March 31, 2009 and $865.8 million of common stock and $383.1 million of preferred stock as of December 31, 2008. Sterling’s total investment in Golf Savings Bank was $60.7 million, including $35.7 million of common stock and $25.0 million of preferred stock, as of both March 31, 2009 and December 31, 2008. Sterling received cash dividends from Sterling Savings Bank of $6.4 million and $9.3 million during the three months ended March 31, 2009 and 2008, respectively, and from Golf Savings Bank of $240,000 and $0 for the same respective periods. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt and the payment of dividends. Sterling Savings Bank’s and Golf Savings Bank’s ability to pay dividends is limited by their earnings, financial condition, capital requirements, and capital distribution regulations.

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

As of both March 31, 2009 and December 31, 2008, the reserve for unfunded commitments was $21.3 million. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of March 31, 2009, Sterling had $188.8 million of interest rate lock commitments, $84.4 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $225.0 million. In addition Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $20.9 million as of March 31, 2009. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of March 31, 2009 and December 31, 2008, Sterling had entered into best efforts forward commitments to sell $119.6 million and $71.0 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, and as of March 31, 2009 and December 31, 2008, were $7.0 million and $7.5 million, respectively.

Capital

Sterling’s total shareholders’ equity decreased $19.4 million to $1.12 billion during the three months ended March 31, 2009 from $1.14 billion at December 31, 2008, reflecting the net loss resulting from higher provisions for credit losses, and the preferred stock dividend under the U.S. Department of the Treasury CPP Program.

At March 31, 2009 and December 31, 2008, Sterling had an unrealized loss of $21.9 million and $28.4 million, respectively, on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates and other market factors continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods. Shareholders’ equity was 8.75% of total assets at March 31, 2009 compared with 8.92% at December 31, 2008.

Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, subject to certain limitations.

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At March 31, 2009, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at March 31, 2009:

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$496,723	4.0%	$620,904	5.0%	$1,128,870	9.1%
Sterling Savings Bank	474,491	4.0%	593,113	5.0%	1,005,576	8.5%
Golf Savings Bank	21,874	4.0%	27,342	5.0%	60,938	11.1%
Tier 1 (to risk-weighted assets)
Sterling	385,587	4.0%	578,381	6.0%	1,128,870	11.7%
Sterling Savings Bank	372,788	4.0%	559,182	6.0%	1,005,576	10.8%
Golf Savings Bank	13,388	4.0%	20,082	6.0%	60,938	18.2%
Total (to risk-weighted assets)
Sterling	771,174	8.0%	963,968	10.0%	1,253,722	13.0%
Sterling Savings Bank	745,576	8.0%	931,970	10.0%	1,126,402	12.1%
Golf Savings Bank	26,776	8.0%	33,469	10.0%	65,145	19.5%

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) FAS No. 141 (R), “Business Combinations” (“FAS No. 141 (R)”). FAS No. 141 (R) establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141 (R) applies prospectively to business combinations entered into by Sterling after January 1, 2009. Depending on the level of future acquisitions, FAS No. 141 (R) may have a material effect on Sterling, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In February 2008, the FASB issued (“FASB Staff Position”) FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). The FSP provides implementation guidance for linked transactions under FAS 140. The FSP states that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This FSP was effective for Sterling as of January 1, 2009, and did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FAS 133. FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 was effective for Sterling as of January 1, 2009, and did not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends to be considered participating securities and requires entities to apply the two-class method of computing basic and diluted earnings per share. This FSP was effective for Sterling as of January 1, 2009, and did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment (“OTTI”),” FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” For debt securities, the guidance differentiates credit driven and market driven OTTI. Only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The balance of the impairment loss would be recognized as a charge to other comprehensive income. A non-credit related OTTI charge to other comprehensive income for securities classified as held to maturity will be amortized from accumulated other comprehensive income back to the security over the securities remaining life. Financial statement presentation will require segregation of accumulated comprehensive income for non-credit OTTI charges on held to maturity and available for sale securities from other components of accumulated comprehensive income. The standard provided additional guidance for the determination of whether a market for an asset is not active and when a price for a transaction is not distressed. The disclosure requirements of FAS 107 have been extended to interim periods. This guidance is effective for Sterling as of June 30, 2009. The company is currently evaluating the impact of these standards.

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

On October 3, 2008, in response to upheaval within the financial markets, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which authorized the United States Department of Treasury (the “Treasury Department”) to establish the Troubled Assets Relief Program (“TARP”) to purchase “troubled assets” held by financial institutions. Under the TARP program the Treasury Department is authorized to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the Treasury Department. The purpose of this program is to restore confidence and stability to the financial markets and to encourage the flow of credit within the financial system.

On October 14, 2008, the Treasury Department announced the terms of the TARP Capital Purchase Program (“CPP”), through which the Treasury Department has made capital investments in banking institutions, including Sterling, by purchasing senior preferred shares. On December 5, 2008, in accordance with the CPP, Sterling completed the sale of 303,000 shares of preferred stock and issued a warrant to purchase 6,437,677 shares of Sterling’s common stock to the Treasury Department, raising total proceeds of $303 million.

In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, which contains a comprehensive set of government spending initiatives and tax incentives aimed at stimulating the U.S. economy. The ARRA also amends, among other things, the TARP program legislation by directing the Treasury Department to issue regulations implementing strict limitations on the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of institutions that participate in the CPP. The

ARRA also expands the scope of employees who are subject to a clawback of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Treasury Department to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants.

EESA and ARRA followed, and have been followed by, numerous actions by the Federal Reserve, Congress, Treasury Department, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. It is not clear at this time what impact the EESA, ARRA, the CPP, the TARP, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on Sterling and its business.

Sterling must pay applicable FDIC insurance premiums with respect to its deposits that are eligible for FDIC insurance. After the passage of the EESA, the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. Effective April 1, 2009, the FDIC changed the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and made certain technical and other changes to these rules. The increase in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Sterling. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. As of December 31, 2008, that ratio was 0.40 percent.

As FDIC-insured depository institutions, our bank subsidiaries may be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with the institution in “default” or “in danger of default.” This liability is commonly referred to as “cross-guarantee” liability. A “default” is generally defined as the appointment of a conservator or receiver and “in danger of default” is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance. An FDIC cross-guarantee claim against a depository institution is generally senior in right of payment to claims of the holding company and its affiliates against the depository institution.

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

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

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

STERLING FINANCIAL CORPORATION (Registrant)

May 8, 2009	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

Exhibit Index

Exhibit No.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 3.1 to Sterling’s registration statement on Form S-3/A filed May 8, 2009 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s registration statement on Form S-3 filed January 6, 2009, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-1