Form 10-Q
period 2009-06-30
STERLING FINANCIAL CORP /WA/
filed 2009-08-07
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 3, 2009
Common Stock ($1.00 par value)	52,397,225

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2009

PART I – Financial Information

Item 1 – Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$14,647	$171
Non-interest bearing	109,425	138,631

Total cash and cash equivalents	124,072	138,802

Restricted cash	1,174	1,493
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	2,548,249	2,639,290
Held to maturity	167,972	175,830
Loans receivable, net	8,441,402	8,807,094
Loans held for sale (at fair value: $226,067 and $112,191)	229,996	112,777
Accrued interest receivable	55,488	57,306
Other real estate owned, net (“OREO”)	65,181	62,320
Office properties and equipment, net	92,178	93,195
Bank-owned life insurance (“BOLI”)	161,056	157,236
Goodwill	227,558	227,558
Other intangible assets	24,276	26,725
Mortgage servicing rights, net	8,726	5,706
Prepaid expenses and other assets, net	252,447	285,384

Total assets	$12,399,775	$12,790,716

LIABILITIES:
Deposits	$8,303,741	$8,350,407
Advances from Federal Home Loan Bank (“FHLB”)	1,501,438	1,726,549
Securities sold subject to repurchase agreements and funds purchased	1,096,130	1,163,023
Other borrowings	248,278	248,276
Cashiers checks issued and payable	5,385	8,762
Borrowers’ reserves for taxes and insurance	3,058	1,987
Accrued interest payable	32,558	41,631
Accrued expenses and other liabilities	112,728	109,045

Total liabilities	11,303,316	11,649,680

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; $1,000 stated value; 10,000,000 shares authorized; 303,000 shares issued and outstanding	293,084	291,964
Common stock, $1 par value; 100,000,000 shares authorized; 52,397,188 and 52,134,030 shares issued and outstanding	52,397	52,134
Additional paid-in capital	909,850	909,386
Accumulated other comprehensive loss:
Unrealized losses on investment securities and MBS available-for-sale, net of deferred income taxes of $3,497 and $10,690	(5,619)	(17,866)
Retained earnings (deficit)	(153,253)	(94,582)

Total shareholders’ equity	1,096,459	1,141,036

Total liabilities and shareholders’ equity	$12,399,775	$12,790,716

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans	$123,948	$152,271	$250,871	$314,391
MBS	27,578	25,586	57,458	50,085
Investments and cash equivalents	2,993	2,785	6,321	5,149

Total interest income	154,519	180,642	314,650	369,625

Interest expense:
Deposits	44,608	57,438	92,922	120,308
Short-term borrowings	4,548	9,408	9,199	12,839
Long-term borrowings	17,744	19,677	36,562	50,272

Total interest expense	66,900	86,523	138,683	183,419

Net interest income	87,619	94,119	175,967	186,206
Provision for credit losses	(79,744)	(30,987)	(145,609)	(68,130)

Net interest income after provision for credit losses	7,875	63,132	30,358	118,076

Non-interest income:
Fees and service charges	14,878	16,012	28,718	30,163
Mortgage banking operations	13,732	8,227	27,040	14,425
Loan servicing fees	1,022	697	555	549
OREO	(18,191)	(238)	(22,669)	(344)
BOLI	2,000	1,747	3,406	3,213
Gains on sales of securities	992	0	11,557	0
Other	(932)	(947)	(2,958)	(1,346)

Total non-interest income	13,501	25,498	45,649	46,660

Non-interest expenses	86,958	72,447	162,468	144,554

Income (loss) before income taxes	(65,582)	16,183	(86,461)	20,182
Income tax (provision) benefit	36,049	(4,508)	36,485	(5,631)

Net income (loss)	(29,533)	11,675	(49,976)	14,551
Preferred stock dividend	(4,347)	0	(8,694)	0

Net income (loss) available to common shareholders	$(33,880)	$11,675	$(58,670)	$14,551

Earnings per share - basic	$(0.65)	$0.23	$(1.13)	$0.28

Earnings per share - diluted	$(0.65)	$0.23	$(1.13)	$0.28

Weighted average shares outstanding - basic	51,922,407	51,687,600	51,909,350	51,606,966
Weighted average shares outstanding - diluted	51,922,407	51,883,549	51,909,350	51,837,108

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(49,976)	$14,551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and OREO	164,679	68,130
Accretion of deferred gain on sale of branches	(402)	(404)
Net gain on sales of loans, investments and MBS	(39,300)	(10,370)
Stock based compensation	1,459	1,260
Excess tax benefit from stock based compensation	744	(830)
Stock issuances relating to 401(k) match and direct stock purchases	12	1,601
Loss on OREO	30,911	(123)
Other (gains) and losses	2,699	1,844
Increase in cash surrender value of BOLI	(4,035)	(3,213)
Depreciation and amortization	15,334	13,116
Change in:
Accrued interest receivable	1,818	7,327
Prepaid expenses and other assets	20,609	(36,870)
Cashiers checks issued and payable	(3,377)	7,740
Accrued interest payable	(9,073)	(3,019)
Accrued expenses and other liabilities	3,242	3,165
Proceeds from sales of loans originated for sale	1,391,201	598,665
Loans originated for sale	(1,362,913)	(588,218)

Net cash provided by operating activities	163,632	74,352

Cash flows from investing activities:
Change in restricted cash	319	0
Loans funded and purchased	(1,302,272)	(2,243,517)
Loan principal received	1,319,176	1,861,961
Purchase of investment securities	(683,359)	(77)
Proceeds from maturities of investment securities	716,180	(26,655)
Proceeds from sale of investment securities	80,310	10,934
Proceeds from sale - MBS	140,998	0
Purchase of BOLI	0	(686)
Purchase of MBS	(534,689)	(384,349)
Principal payments on MBS	402,699	155,707
Purchase of office properties and equipment	(6,099)	(4,536)
Sales of office properties and equipment	62	300
Improvements and other changes to OREO	(10,356)	(661)
Proceeds from sales of OREO	43,474	3,151

Net cash provided by (used in) investing activities	166,443	(628,428)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$126,246	$(31,044)
Proceeds from issuance of time deposits	1,735,358	2,487,222
Payments for maturing time deposits	(2,007,454)	(2,263,734)
Interest credited to deposits	99,184	117,615
Advances from FHLB	121,000	779,750
Repayment of advances from FHLB	(345,840)	(585,457)
Net change in securities sold subject to repurchase agreements and funds purchased	(66,893)	66,724
Repayment of other borrowings	0	(24,000)
Proceeds from stock options exercised	0	1,303
Excess tax benefit from stock based compensation	(744)	830
Cash dividends paid to preferred shareholders	(6,733)	0
Cash dividends paid to common shareholders	0	(10,074)
Other	1,071	1,204

Net cash (used in) provided by financing activities	(344,805)	540,339

Net change in cash and cash equivalents	(14,730)	(13,737)
Cash and cash equivalents, beginning of period	138,802	194,478

Cash and cash equivalents, end of period	$124,072	$180,741

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$147,756	$186,438
Income taxes	(68,062)	12,784
Noncash financing and investing activities:
Loans converted into OREO	85,960	14,290
Common stock cash dividends accrued	0	5,188
Preferred stock cash dividend accrued	1,894	0

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss)	$(29,533)	$11,675	$(49,976)	$14,551

Other comprehensive income (loss):
Change in unrealized losses on investments and MBS available-for-sale	12,516	(34,325)	19,440	(22,622)
Less deferred income taxes benefit (provision)	(4,631)	12,701	(7,193)	8,374

Net other comprehensive income (loss)	7,885	(21,624)	12,247	(14,248)

Comprehensive income (loss)	$(21,648)	$(9,949)	$(37,729)	$303

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

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment (“OTTI”),” FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” For debt securities, the guidance differentiates credit driven and market driven OTTI. Only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The balance of the impairment loss would be recognized as a charge to other comprehensive income. A non-credit related OTTI charge to other comprehensive income for securities classified as held to maturity will be amortized from accumulated other comprehensive income back to the security over the securities remaining life. Financial statement presentation will require segregation of accumulated comprehensive income for non-credit OTTI charges on held to maturity and available for sale securities from other components of accumulated comprehensive income. The standards provided additional guidance for the determination of whether a market for an asset is not active and when a price for a transaction is not distressed. The disclosure requirements of FAS 107 and 115 have been extended to interim periods. This guidance is effective for Sterling as of June 30, 2009. See Notes 2 and 11.

In May 2009, the FASB issued FAS 165, “Subsequent Events.” This statement standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As a public entity, Sterling is required to evaluate subsequent events through the date its financial statements are issued. Accordingly, Sterling has completed an evaluation of subsequent events through August 7, 2009. FAS 165 became effective for Sterling during its interim period ending after June 15, 2009, and did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets (as amended),” and FAS 167, “Amendments to FIN 46(R).” FAS 166 removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provides additional guidance on requirements for consolidation. FAS 167 expands the definition of variable-interest entities to include previously excluded special-purpose entities. These standards are effective for annual periods ending after November 15, 2009, and are not expected to have a material impact on Sterling’s consolidated financial statements.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - replacement of FAS 162.” The Codification supersedes all existing non Securities and Exchange Commission (“SEC”) accounting and reporting standards. Updates to the Codification are being issued as Accounting Standards Updates, which will also provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. The Codification is effective for Sterling for the interim period ending September 30, 2009, and is not expected to have a material impact on its consolidated financial statements.

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2009
Available for sale
MBS	$2,430,302	$42,553	$(39,780)	$2,433,075
Municipal bonds	55,674	809	(2,616)	53,867
Short term commercial paper	45,484	0	0	45,484
Other	25,924	0	(10,101)	15,823

Total	$2,557,384	$43,362	$(52,497)	$2,548,249

Held to maturity
Municipal bonds	$148,978	$1,136	$(3,927)	$146,187
Other	18,994	0	0	18,994

Total	$167,972	$1,136	$(3,927)	$165,181

December 31, 2008
Available for sale
MBS	$2,441,908	$27,659	$(49,555)	$2,420,012
Municipal bonds	100,878	7,751	(2,723)	105,906
Short term commercial paper	99,117	0	0	99,117
Other	25,920	0	(11,665)	14,255

Total	$2,667,823	$35,410	$(63,943)	$2,639,290

Held to maturity
Municipal bonds	$154,967	$1,117	$(5,541)	$150,543
Other	20,863	0	0	20,863

Total	$175,830	$1,117	$(5,541)	$171,406

During the six months ended June 30, 2009 and 2008, Sterling sold available-for-sale investments and MBS and recorded the following results:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(Dollars in thousands)
Six months ended:
June 30, 2009	$221,308	$11,135	$122
June 30, 2008	0	0	0

The following table summarizes Sterling’s gross unrealized losses on temporarily impaired investments and MBS as of the dates indicated:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2009
Municipal bonds	$18,626	$(332)	$97,774	$(6,211)	$116,400	$(6,543)
MBS	230,696	(2,867)	442,141	(36,913)	672,837	(39,780)
Other	0	0	14,564	(10,101)	14,564	(10,101)

Total	$249,322	$(3,199)	$554,479	$(53,225)	$803,801	$(56,424)

December 31, 2008
Municipal bonds	$37,682	$(2,003)	$66,223	$(6,261)	$103,905	$(8,264)
MBS	243,401	(4,905)	499,950	(44,650)	743,351	(49,555)
Short term commercial paper	99,117	0	0	0	99,117	0
Other	1	(3)	12,948	(11,662)	12,949	(11,665)

Total	$380,201	$(6,911)	$579,121	$(62,573)	$959,322	$(69,484)

The amortized cost and fair value of available-for-sale and held-to-maturity debt securities as of June 30, 2009, are listed below according to contractual maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$694	$698	$45,484	$45,484
Due after one year through five years	3,130	3,139	0	0
Due after five years through ten years	7,962	7,920	327,650	332,461
Due after ten years	156,186	153,424	2,184,250	2,170,304

Total	$167,972	$165,181	$2,557,384	$2,548,249

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired for the period ended June 30, 2009, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. As of June 30, 2009, Sterling held positions in classes of securities negatively impacted by temporary credit market disruptions, including one single-issuer trust preferred security, and 23 private label collateralized mortgage obligations. The trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.6 million compared to a $14.5 million market value, or an unrealized loss of $10.1 million. As of June 30, 2009, the private label collateralized mortgage obligations had an aggregate amortized cost of $276.4 million compared to a $239.2 million market value, or an unrealized loss of $37.2 million. These securities are investment grade, and all are stress-tested monthly for both credit quality and collateral strength. One security of $14 million had a second rating by S&P of B-. As of June 30, 2009, Sterling expects the return of all principal and interest on all securities within the portfolios pursuant to the contractual terms, has the ability and intent to hold these investments and does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See “ – New Accounting Pronouncements.”

3. Allowance for Credit Losses:

The following is an analysis of the changes in the allowances for credit losses:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$208,365	$111,026
Provision	145,609	68,131
Charge-offs	(148,185)	(17,466)
Recoveries	7,960	639
Transfers	9,960	38

Allowance - loans, June 30,	223,709	162,368

Allowance - unfunded commitments, January 1	21,334	6,306
Provision	0	53
Transfers	(9,960)	(38)

Allowance - unfunded commitments, June 30,	11,374	6,321

Total credit allowance	$235,083	$168,689

The increase in the provision stems from higher levels of classified assets and higher loss rates as a result of the recessionary economy. Classified assets include performing substandard loans, nonperforming loans and OREO. The following is a summary of loans that are not performing in accordance with their original contractual terms:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	592,450	474,172	280,260
Restructured loans	105,283	56,618	149

Total nonperforming loans	697,733	530,790	280,409
OREO	89,721	79,875	22,998

Total nonperforming assets	787,454	610,665	303,407
Specific reserves	(24,554)	(19,535)	(40,597)

Net nonperforming assets	$762,900	$591,130	$262,810

Cumulatively, Sterling has written down its nonperforming assets by $282.1 million as of June 30, 2009, compared with write-downs of $207.7 million as of December 31, 2008 and $53.1 million as of June 30, 2008, reflecting lower real estate appraisal values. At June 30, 2009, nonperforming assets include $33.5 million of restructured loans that are performing in accordance with their new terms and are accruing interest, compared with $29.5 million as of December 31, 2008, and none as of June 30, 2008.

At the applicable foreclosure date, other real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the real estate, less the costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. As of June 30, 2009, the allowance for losses on OREO totaled $24.5 million. Changes in this allowance are as follows for the periods presented:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Balance, January 1	$17,555	$0
Provision	19,070	0
Charge-offs	(12,085)	0

Balance, June 30	$24,540	$0

4. Goodwill and Other Intangible Assets:

As of June 30, 2009 and December 31, 2008, Sterling had goodwill and other intangible assets totaling $251.8 million and $254.3 million, respectively. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. Other intangible assets represent acquired customer depository relationships. Intangible assets are periodically assessed for impairment. During the fourth quarter of 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that an impairment had occurred, and wrote off $223.8 million of its goodwill. Sterling records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill.

Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2009, to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed. Sterling’s Community Banking segment is the only reporting unit of Sterling that has any goodwill ascribed to it as of June 30, 2009.

In order to determine the fair value of its Community Banking segment, Sterling employed three valuation approaches: the Control Premium approach, the Comparable Transactions approach and the Discounted Cash Flow approach. The Control Premium approach used Sterling’s trading multiples of price-to-earnings, price-to-book value and price-to-tangible book value to estimate the Community Banking segment’s value as if it were publicly traded, with the Community Banking segment’s public equivalent value then adjusted upwards for an appropriate premium to reflect an acquisition of control. The Comparable Transactions approach reflected pricing ratios paid by third parties acquiring control of banking companies with similar characteristics in recent periods, and these multiples were used to develop a range of fair values for acquiring control of the Bank. The Discounted Cash Flow approach determined fair value based on the present value of assumed dividends over a five year period, assuming the Community Banking segment were to remain independent, plus the present value of a terminal value determined based on assumed acquisition pricing for the Community Banking segment at the end of the fifth year. The value derived from each approach was considered within the hierarchy prescribed by SFAS No. 157 to determine the fair value of the reporting unit. The comparison of the fair value of the reporting unit to its carrying value indicated that potential impairment existed. Sterling then performed the second step of goodwill impairment testing to determine how much, if any, impairment existed. In Step 2, Sterling assigned a fair value to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The Step 2 analysis indicated that the implied fair value of the goodwill exceeded the carrying value of goodwill. As a result of this analysis, Sterling determined that there was no goodwill impairment at June 30, 2009. Given the current economic uncertainty and the affects it is having on Sterling’s stock price and operating results, Sterling will continue to evaluate the triggering events of SFAS 142 to determine if goodwill impairment testing is required on a quarterly basis. No assurance can be given that the results of future goodwill impairment tests will not result in all or a portion of Sterling’s goodwill being written off.

5. Other Borrowings:

The components of other borrowings are as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Junior subordinated debentures	$245,278	$245,276
Other	3,000	3,000

Total other borrowings	$248,278	$248,276

Sterling has raised capital through the formation of trust subsidiaries (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. The Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. Interest is paid quarterly or semiannually, subject to the capital distribution regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Rate at June 30, 2009			Amount (in Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Floating	2.61%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	Floating	2.26		51,547
Sterling Capital Trust VII	June 2006	June 2036	Floating	2.15		56,702
Lynnwood Capital Trust II	June 2005	June 2035	Floating	2.43		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Floating	3.85		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	Floating	3.85		20,619
Sterling Capital Trust IV	May 2003	May 2033	Floating	4.03		10,310
Sterling Capital Trust III	April 2003	April 2033	Floating	4.28		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Floating	3.75		9,464
Klamath First Capital Trust I	July 2001	July 2031	Floating	5.38		15,191

				2.95	%*	$245,278

*	Weighted average rate

6. Earnings Per Share:

The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended June 30,
	2009			2008
	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$(33,880)	51,922,407	$(0.65)	$11,675	51,687,600	$0.23
Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00	0	195,949	0.00
Common stock warrant	0	0	0.00	0	0	0.00

Diluted computations	$(33,880)	51,922,407	$(0.65)	$11,675	51,883,549	$0.23

Antidilutive securities not included in diluted earnings per share:
Common stock options		1,819,472			1,719,222
Common stock warrant		6,437,677			0
Restricted shares		217,368			0

Total antidilutive		8,474,517			1,719,222

	Six Months Ended June 30,
	2009			2008
	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$(58,670)	51,909,350	$(1.13)	$14,551	51,606,966	$0.28
Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00	0	230,142	0.00
Common stock warrant	0	0	0.00	0	0	0.00

Diluted computations	$(58,670)	51,909,350	$(1.13)	$14,551	51,837,108	$0.28

Antidilutive securities not included in diluted earnings per share:
Common stock options		1,872,465			1,697,470
Common stock warrant		6,437,677			0
Restricted shares		229,196			0

Total antidilutive		8,539,338			1,697,470

FSP EITF 03-06-1 requires a two-class method of computing earnings per share for entities that have participating securities such as Sterling’s unvested restricted shares. Application of the two-class method resulted in the material equivalent earnings per share as the treasury method, which is presented above.

7. Non-Interest Expenses:

The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Employee compensation and benefits	$42,927	$41,133	$83,115	$82,023
Occupancy and equipment	11,635	10,693	22,877	22,225
Data processing	5,176	5,168	10,330	10,487
Insurance	12,087	1,926	16,377	3,638
Depreciation	3,507	3,507	7,051	7,071
Advertising	3,099	3,019	5,854	5,817
Legal and accounting	1,534	723	3,055	1,536
Amortization of core deposit intangibles	1,224	1,226	2,449	2,452
Travel and entertainment	1,439	1,781	2,654	3,446
Other	4,330	3,271	8,706	5,859

Total	$86,958	$72,447	$162,468	$144,554

The increase in non-interest expenses was mainly due to an increase in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, including a special FDIC assessment of $5.6 million. FDIC deposit insurance premiums rose by $12.6 million, or 384%, for the six months ended June 30, 2009 versus the six months ended June 30, 2008. The rest of the increase mainly reflected expenses related to enhanced credit resolution efforts as well as costs associated with the growth of Sterling’s mortgage banking operations.

8. Segment Information:

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended June 30, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$132,445	$8,219	$7,363	$6,266	$226	$154,519
Interest expense	(49,630)	(11,937)	(3,364)	0	(1,969)	(66,900)

Net interest income (expense)	82,815	(3,718)	3,999	6,266	(1,743)	87,619
Provision for credit losses	(34,843)	(38,157)	(6,744)	0	0	(79,744)
Noninterest income	1,311	16	14,718	901	(3,445)	13,501
Noninterest expense	(72,766)	(1,967)	(9,001)	(2,056)	(1,168)	(86,958)

Income (loss) before income taxes	$(23,483)	$(43,826)	$2,972	$5,111	$(6,356)	$(65,582)

Total assets	$10,501,738	$1,295,970	$614,356	$12,689	(24,978)	$12,399,775

	As of and for the Three Months Ended June 30, 2008
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$139,452	$28,084	$8,023	$4,890	$193	$180,642
Interest expense	(63,474)	(15,586)	(4,559)	0	(2,904)	(86,523)

Net interest income (expense)	75,978	12,498	3,464	4,890	(2,711)	94,119
Provision for credit losses	(15,709)	(13,641)	(1,637)	0	0	(30,987)
Noninterest income	18,625	1,173	7,155	905	(2,360)	25,498
Noninterest expense	(59,160)	(2,965)	(6,817)	(2,395)	(1,110)	(72,447)

Income (loss) before income taxes	$19,734	$(2,935)	$2,165	$3,400	$(6,181)	$16,183

Total assets	$10,475,295	$1,759,429	$500,402	$10,044	$(45,460)	$12,699,710

	As of and for the Six Months Ended June 30, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$267,431	$19,065	$15,062	$12,636	$456	$314,650
Interest expense	(112,389)	(15,066)	(7,055)	0	(4,173)	(138,683)

Net interest income (expense)	155,042	3,999	8,007	12,636	(3,717)	175,967
Provision for credit losses	(59,535)	(72,465)	(13,609)	0	0	(145,609)
Noninterest income	21,846	247	28,762	1,439	(6,645)	45,649
Noninterest expense	(136,154)	(4,131)	(15,710)	(4,250)	(2,223)	(162,468)

Income (loss) before income taxes	$(18,801)	$(72,350)	$7,450	$9,825	$(12,585)	$(86,461)

Total assets	$10,501,738	$1,295,970	$614,356	$12,689	$(24,978)	$12,399,775

	As of and for the Six Months Ended June 30, 2008
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$284,102	$61,102	$16,170	$7,924	$327	$369,625
Interest expense	(132,410)	(34,747)	(9,360)	0	(6,902)	(183,419)

Net interest income (expense)	151,692	26,355	6,810	7,924	(6,575)	186,206
Provision for credit losses	(28,794)	(37,256)	(2,080)	0	0	(68,130)
Noninterest income	33,999	2,158	12,120	1,923	(3,540)	46,660
Noninterest expense	(118,253)	(5,902)	(13,264)	(4,830)	(2,305)	(144,554)

Income (loss) before income taxes	$38,644	$(14,645)	$3,586	$5,017	$(12,420)	$20,182

Total assets	$10,475,295	$1,759,429	$500,402	$10,044	$(45,460)	$12,699,710

9. Stock-Based Compensation:

The following is a summary of stock option and restricted stock activity during the six months ended June 30, 2009:

	Stock Options		Restricted Stock
	Number	Weighted Average Price	Number	Weighted Average Price
Balance, January 1, 2009	1,977,968	$22.41	284,750	$20.17
Granted	183,500	1.85	260,000	1.85
Exercised/vested	0	0.00	(66,500)	22.70
Cancelled/expired	(166,350)	20.14	(3,500)	8.68

Outstanding, June 30, 2009	1,995,118	$20.71	474,750	$9.86

Exercisable, June 30, 2009	1,467,368	$22.18

At June 30, 2009, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 4.3 years and $0, respectively, and of stock options exercisable was 4.0 years and $0, respectively, and at December 31, 2008, were 4.3 years and $0, respectively, and 4.0 years and $0, respectively. As of June 30, 2009, a total of 1,344,535 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2009 have vesting schedules ranging from two to four years. During the six months ended June 30, 2009 and 2008, the intrinsic value of options exercised were $0 and $2.5 million, respectively, and fair value of options granted were $193,000 and $1.1 million, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Six Months Ended June 30,
	2009	2008
Expected volatility	72%	30%
Expected term (in years)	4.4	4.3
Expected dividend yield	0.00%	2.14%
Risk free interest rate	2.07%	2.93%

Stock-based compensation expense recognized during the periods presented was as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$551	$570
Restricted stock	909	690

Total	$1,460	$1,260

As of June 30, 2009, unrecognized equity compensation expense totaled $6.0 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.2 years. During 2009, no stock options were forfeited, and 3,500 shares of restricted stock were forfeited. Any increase in forfeitures would lower the amount of future equity compensation expense to be recognized.

10. Derivatives and Hedging:

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of June 30, 2009, Sterling had $142.8 million of interest rate lock commitments, $114.9 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $215.0 million. In addition Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $24.2 million as of June 30, 2009. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of June 30, 2009 and December 31, 2008, Sterling had entered into best efforts forward commitments to sell $154.8 million and $71.0 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, are included in other assets and other liabilities, respectively, and as of June 30, 2009 and December 31, 2008, were $5.0 million and $7.5 million, respectively.

11. Fair Value:

Fair value estimates are determined as of a specific date using quoted market prices, where available, or various assumptions and estimates. As the assumptions underlying these estimates change, the fair value of the financial instruments will change. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Accordingly, the aggregate fair value amounts presented do not represent and should not be construed to represent the full underlying value of Sterling.

The carrying amounts and fair values of financial instruments as of the periods indicated, were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$125,246	$125,246	$140,295	$140,295
Investments and MBS:
Available for sale	2,548,249	2,548,249	2,639,290	2,639,290
Held to maturity	167,972	165,181	175,830	171,406
Loans held for sale	229,996	229,996	112,777	112,777
Loans receivable, net	8,441,402	8,213,793	8,807,094	8,944,214
Accrued interest receivable	55,488	55,488	57,306	57,306

Financial liabilities:
Non-maturity deposits	3,598,697	3,337,776	3,459,683	3,237,036
Deposits with stated maturities	4,705,044	4,774,485	4,890,724	4,990,484
Borrowings	2,845,846	2,815,634	3,137,848	3,251,560
Accrued interest payable	32,558	32,558	41,631	41,631

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Balance, June 30, 2009:
Investment securities available-for-sale
MBS	$2,433,075	$0	$2,433,075	$0
Municipal bonds	53,867	0	53,867	0
Short term commercial paper	45,484	0	45,484	0
Other	15,823	0	15,823	0

Total investment securities available-for-sale	2,548,249	0	2,548,249	0

Loans held for sale	226,067	0	226,067	0
Other assets - derivatives	7,999	0	3,020	4,979

Total assets	$2,782,315	$0	$2,777,336	$4,979

Other liabilities - derivatives	$5,385	$0	$406	$4,979

Balance, December 31, 2008:
Investment securities available-for-sale
MBS	$2,420,012	$0	$2,420,012	$0
Municipal bonds	105,906	0	105,906	0
Short term commercial paper	99,117	0	99,117	0
Other	14,255	0	14,255	0

Total investment securities available-for-sale	2,639,290	0	2,639,290	0

Loans held for sale	112,191	0	112,191	0
Other assets - derivatives	10,085	0	2,625	7,460

Total assets	$2,761,566	$0	$2,754,106	$7,460

Other liabilities - derivatives	$7,709	$0	$249	$7,460

Investments and mortgage-backed securities have been valued using a matrix pricing technique based on quoted prices for similar instruments, while loans held for sale have been valued using investor quoted pricing inputs. Level 2 derivatives represent mortgage banking interest rate lock and loan delivery commitments, while level 3 derivatives represent interest rate swaps. See Note 10 for a further discussion of these derivatives. Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value under FAS 159 were included in earnings as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Mortgage banking operations	$374	$1,010

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

	Total Carrying Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2009
Loans	$440,755	$0	$0	$440,755
Mortgage servicing rights	8,726	0	8,726	0
OREO	57,238	0	0	57,238
December 31, 2008
Loans	$296,605	$0	$0	$296,605
Mortgage servicing rights	5,706	0	5,706	0
OREO	60,019	0	0	60,019
Goodwill	227,558	0	0	227,558

The loans disclosed above represent the carrying value of impaired loans at period end. Mortgage servicing rights were written down mainly due to an acceleration of mortgage prepayments. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a non-recurring basis. OREO represents the carrying value after write-downs taken at foreclosure that were charged to the loan loss allowance, as well as specific reserves established subsequent to foreclosure due to updated appraisals. Goodwill is presented at fair value. See Note 4.

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

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

Loans Held for Sale

Under the FAS 159 election, loans held for sale are carried at fair value. The fair values are based on investor quotes in the secondary market based upon the fair value of options and commitments to sell or issue mortgage loans. On January 1, 2008, Sterling adopted FAS 159, which gives companies the option of carrying their financial assets and liabilities at fair value and can be implemented on all or individually selected financial instruments. Effective January 1, 2008, Sterling elected to apply FAS 159 on newly originated loans held for sale under mandatory delivery programs. After analyzing the effects of FAS 159 on held for sale loans, Sterling elected to apply FAS 159 to all newly originated held for sale loans effective April 1, 2008. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. There was no transition adjustment upon adoption. As of June 30, 2009 and December 31, 2008, Sterling had $3.9 million and $585,000, respectively, of loans held for sale that were being reported at the lower of amortized cost or market value.

Loans Receivable

The fair value of performing loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions. The fair value of nonperforming loans is estimated by discounting management’s current estimate of future cash flows using a rate estimated to be commensurate with the risks involved. The fair value of nonperforming collateral dependent loans is estimated based upon the value of the underlying collateral. In addition, to reflect current market conditions, a liquidity discount has been applied against the portfolio.

Deposits

The fair values of deposits subject to immediate withdrawal such as interest and non-interest bearing checking, regular savings, and money market deposit accounts, are equal to the amounts payable on demand at the reporting date, net of a core deposit intangible. Fair values for time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Borrowings

The carrying amounts of short-term borrowings under repurchase agreements, federal funds purchased, short-term FHLB advances and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and the expected payment dates on the instruments. The fair value of advances under lines of credit approximates their carrying value because such advances bear variable rates of interest. The fair value of long-term FHLB advances and other long-term borrowings is estimated using discounted cash flow analyses based on Sterling’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

PART I – Financial Information (continued)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

June 30, 2009

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

Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service and relationship banking has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $12.40 billion in total assets as of June 30, 2009, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 179 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Sterling Savings Bank residential loan production offices, and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through wealth management representatives located throughout Sterling’s financial service center network.

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

Executive Summary and Highlights

Sterling’s performance and earnings per share continue to be impacted by the economic downturn which has led to higher credit costs, levels of both classified and nonperforming assets, and higher net charge-offs. During the three and six months ended June 30, 2009, Sterling recorded a provision for credit losses of $79.7 million and $145.6 million, respectively, compared to $31.0 million and $68.1 million, respectively, during the comparable 2008 periods. Expenses associated with the resolution of other real estate owned (“OREO”) and FDIC insurance premiums, including a special assessment, have increased during 2009. Income from mortgage banking operations increased 67% and 87%, respectively, over the three and six months ended June 30, 2008, reflecting lower prevailing interest rates and new lending initiatives, which led to a significant increase in the volume of residential mortgage originations. The year over year decrease in Sterling’s net interest income and net interest margin for the three and six month periods primarily reflects a higher level of nonperforming assets (including non-accrual loans and OREO), and its asset sensitivity.

Highlights for the first half of 2009 were as follows:

•	Tier I leverage capital ratio was 8.7%.

•	Additional borrowing capacity was $2.85 billion.

•	Transaction deposit balances increased 40% over December 31, 2008 to $1.89 billion.

•	Income from mortgage banking operations rose 67% from a year ago to $13.7 million.

•	OREO sales totaled $43.5 million for the six months ended June 30, 2009.

Company Strategy

Sterling’s goal is to be the leading community bank in the western United States. A key component of Sterling’s strategy is expanding existing relationships and attracting new customers through its relationship-driven deposit strategy. Sterling is committed to maintaining a safe, sound and secure banking practice by maintaining strong capital and liquidity positions and is pursuing strategies that align asset levels and asset mix with capital requirements. In addition to focusing on organic growth and capital management, Sterling’s strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities. In the near term, market conditions are having a significant negative impact on the banking industry and there is no assurance that Sterling will be successful in completing any acquisitions, achieving additional growth or adequately managing capital.

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

Allowance for Credit Losses. The allowance for credit losses is composed of the allowance for loan losses and the reserve for unfunded credit commitments. In general, determining the amount of the allowance requires significant judgment and the use of estimates by management. Sterling maintains an allowance for credit losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including specific and confirmed losses, levels and trends in classified and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management’s analysis.

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

Sterling estimates the fair value of loans being tested for impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. The expected future cash flows exclude potential cash flows from certain guarantors. To the extent these guarantors are able to provide repayments; a recovery would be recorded upon receipt. If an impaired loan is considered collateral dependant the fair value of the loan is calculated based on the fair value of the collateral less the cost to sell.

The fair value of the underlying collateral for real estate loans, which may or may not be collateral dependent, are determined by using appraisals from qualified external sources. For commercial properties and residential development loans, the external appraisals are reviewed by qualified internal appraisal staff to ensure compliance with appropriate standards and technical accuracy. Updated appraisals are ordered in accordance with regulatory provisions that may include extensions or restructurings of commercial or residential real estate construction and permanent loans that have not performed within the terms of the original loan. Updated appraisals are also ordered for loans that have not been restructured, but that have stale valuation information and deteriorating credit quality that warrants classification as substandard.

The timing of obtaining appraisals may vary, depending on the nature and complexity of the property being evaluated and the general breadth of appraisal activity in the marketplace, but generally it is within 30 to 90 days of recognition of substandard status, following determination of collateral dependency, or in connection with a loan’s maturity or a negotiation that may result in the restructuring or extension of a real estate secured loan. Delays in timing may occur to comply with actions such as a bankruptcy filing or provisions of an SBA guarantee.

Estimates of market value may be used for substandard collateral dependent loans at quarter end if external appraisals are not expected to be completed in time for determining quarter end results or to update values between appraisal dates that reflect updated values based on recent sales activity of comparable inventory or pending property sales of the subject collateral. Estimates of value are never used to raise a value; however, estimates may be used to recognize deterioration of market values in quarters between appraisal updates. The judgment with respect to recognition of any provision or related charge-off for a confirmed loss also takes into consideration whether the loan is collateral dependent or whether it is supported by sources of repayment or cash flow beyond the collateral that is being valued. For loans that are deemed to be collateral dependent, the amount of charge-offs is determined in relation to the collateral’s appraised value. For loans that are not deemed to be collateral dependent, the amount of charge-offs may differ from the collateral’s appraised value because there is additional support for the loan, such as cash flow from other sources.

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. The slowdown in economic activity could continue to adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience further increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at June 30, 2009.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired for the period ended June 30, 2009, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. As of June 30, 2009, Sterling held positions in classes of securities negatively impacted by temporary credit market disruptions, including one single-issuer trust preferred security, and 23 private label collateralized mortgage obligations. The trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.6 million compared to a $14.5 million market value, or an unrealized loss of $10.1 million. As of June 30, 2009, the private label collateralized mortgage obligations had an aggregate amortized cost of $276.4 million compared to a $239.2 million market value, or an unrealized loss of $37.2 million. These securities are investment grade, and all are stress-tested monthly for both credit quality and collateral strength. One security of $14 million had a second rating by S&P of B-. As of June 30, 2009, Sterling expects the return of all principal and interest on all securities within the portfolios pursuant to the contractual terms, has the ability and intent to hold these investments and does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See “ – New Accounting Pronouncements.”

Fair Value of Financial Instruments. Sterling’s available-for-sale securities portfolio totaled $2.55 billion and $2.64 billion as of June 30, 2009 and December 31, 2008, respectively, and were the most substantial of Sterling’s financial instruments that are carried at fair value. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in-depth collateral analysis and cash flow stress testing.

Loans held for sale are also carried at fair value, as Sterling has applied FAS 159 to these loans in order to match changes in the value of the loans with the value of the economic hedges on the loans without having to apply complex hedge accounting. The fair value of loans held for sale is determined based upon an analysis of investor quoted pricing inputs.

Goodwill and Other Intangible Assets. As of June 30, 2009 and December 31, 2008, Sterling had goodwill and other intangible assets totaling $251.8 million and $254.3 million, respectively. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. Other intangible assets represent acquired customer depository relationships. Intangible assets are periodically assessed for impairment. During the fourth quarter of 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that an impairment had occurred, and wrote off $223.8 million of its goodwill. Sterling records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill.

Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. Sterling’s management performed an annual test of its goodwill and other intangible assets as of June 30, 2009, to determine whether and to what extent, if any, recorded goodwill was impaired. The analysis compared the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed. Sterling’s Community Banking segment is the only reporting unit of Sterling that has any goodwill ascribed to it as of June 30, 2009.

In order to determine the fair value of its Community Banking segment, Sterling employed three valuation approaches: the Control Premium approach, the Comparable Transactions approach and the Discounted Cash Flow approach. The Control Premium approach used Sterling’s trading multiples of price-to-earnings, price-to-book value and price-to-tangible book value to estimate the Community Banking segment’s value as if it were publicly traded, with the Community Banking segment’s public equivalent value then adjusted upwards for an appropriate premium to reflect an acquisition of control. The Comparable Transactions approach reflected pricing ratios paid by third parties acquiring control of banking companies with similar characteristics in recent periods, and these multiples were used to develop a range of fair values for acquiring control of the Bank. The Discounted Cash Flow approach determined fair value based on the present value of assumed dividends over a five year period, assuming the Community Banking segment were to remain independent, plus the present value of a terminal value determined based on assumed acquisition pricing for the Community Banking segment at the end of the fifth year. The value derived from each approach was considered within the hierarchy prescribed by SFAS No. 157 to determine the fair value of the reporting unit. The comparison of the fair value of the reporting unit to its carrying value indicated that potential impairment existed. Sterling then performed the second step of goodwill impairment testing to determine how much, if any, impairment existed. In Step 2, Sterling assigned a fair value to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The Step 2 analysis indicated that the implied fair value of the goodwill exceeded the carrying value of goodwill. As a result of this analysis, Sterling determined that there was no goodwill impairment at June 30, 2009. Given the current economic uncertainty and the affects it is having on Sterling’s stock price and operating results, Sterling will continue to evaluate the triggering events of SFAS 142 to determine if goodwill impairment testing is required on a quarterly basis. No assurance can be given that the results of future goodwill impairment tests will not result in all or a portion of Sterling’s goodwill being written off.

Other Real Estate Owned. At the applicable foreclosure date, other real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the real estate, less the cost to sell the real estate. The fair value of OREO is generally determined from appraisals obtained by independent appraisers. Development and improvement costs relating to such property are capitalized to the extent they are deemed to be recoverable.

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

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to support its position that the benefit of its net deferred tax assets will be realized. As of June 30, 2009 Sterling believes that it is more likely than not that it will be able to fully realize its deferred tax asset and therefore has not recorded a valuation allowance. If future taxable income should prove non-existent or less than the amount of temporary differences giving rise to the net deferred tax assets within the tax years to which they may be applied, the assets will not be realized and Sterling’s net income will be reduced. If the current credit cycle continues, it could affect Sterling’s ability to generate future taxable income in the near term. An extended period of losses could result in Sterling establishing a valuation allowance against its deferred tax asset. The establishment of a valuation allowance would be accounted for as a charge against income and would affect Sterling’s ability to recognize tax benefits on future losses.

Results of Operations

Overview. Sterling reported a net loss of $29.5 million for the second quarter ended June 30, 2009. Including the payment of $4.3 million in preferred dividends to the U.S. Department of the Treasury under its Capital Purchase Program, the net loss available to common shareholders was $33.9 million, or $0.65 per diluted share, compared to net income of $11.7 million, or $0.23 per common share for the second quarter ended June 30, 2008. The net loss available to common shareholders for the six months ended June 30, 2009 was $58.7 million, or $1.13 per common share, compared with net income of $14.6 million, or $0.28 per common share, for the same period in 2008. The annualized return on average assets was negative 0.92% and positive 0.37% for the three months ended June 30, 2009 and 2008, respectively. The annualized return on average common equity was negative 16.6% and positive 3.9% for the three months ended June 30, 2009 and 2008, respectively. The decrease in net income and performance ratios reflects elevated credit costs from the provision for credit losses, OREO charges, loss of interest income on nonperforming loans, and increased FDIC premiums, including a special assessment.

Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three and six months ended June 30, 2009, net interest income was $87.6 million and $176.0 million, respectively, as compared to $94.1 million and $186.2 million, respectively, for the three and six months ended June 30, 2008. The decrease was primarily due to the increase in nonperforming assets.

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

•	Volume – changes in volume multiplied by comparative period rate;

•	Rate – changes in rate multiplied by comparative period volume; and

•	Rate/volume – changes in rate multiplied by changes in volume.

	Three Months Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to:				Six Months Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Rate/volume analysis:
Interest income:
Loans	$(2,775)	$(20,467)	$(5,088)	$(28,330)	$(2,489)	$(60,545)	$(504)	$(63,538)
MBS	3,723	(1,573)	(158)	1,992	8,750	(1,054)	(323)	7,373
Investments and cash equivalents	3,008	(1,144)	(1,583)	281	6,459	(2,570)	(2,434)	1,455

Total interest income	3,956	(23,184)	(6,829)	(26,057)	12,720	(64,169)	(3,261)	(54,710)

Interest expense:
Deposits	2,011	(15,690)	849	(12,830)	8,645	(35,191)	(840)	(27,386)
Borrowings	(3,066)	(3,925)	198	(6,793)	(5,667)	(12,646)	963	(17,350)

Total interest expense	(1,055)	(19,615)	1,047	(19,623)	2,978	(47,837)	123	(44,736)

Changes in net interest income	$5,011	$(3,569)	$(7,876)	$(6,434)	$9,742	$(16,332)	$(3,384)	$(9,974)

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Tax Equivalent Net Interest Margin
June 30, 2009	2.87%
March 31, 2009	2.98%
December 31, 2008	2.80%
September 30, 2008	3.04%
June 30, 2008	3.23%

Net interest income and net interest margin have been negatively affected by the increase in nonperforming assets, and the decline in the prime rate that occurred during 2008. Sterling has been “asset sensitive” during recent periods, with a higher level of interest earning assets that were subject to re-pricing faster in the short term than deposits and borrowings. Additionally, when loans reach nonperforming status, the reversal and cessation of accruing interest has an immediate negative impact on net interest margin.

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

Sterling recorded provisions for losses on loans of $79.7 million and $31.0 million for the three months ended June 30, 2009 and 2008, respectively, and $145.6 million and $68.1 million for the six months ended June 30, 2009 and 2008, respectively. Sterling has increased its provision for credit losses in response to an increase in the level of classified loans, particularly in the construction portfolio, and increases in loss rates due to reduced appraisal values.

The following table summarizes the allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$208,365	$111,026
Provision	145,609	68,131
Charge-offs	(148,185)	(17,466)
Recoveries	7,960	639
Transfers	9,960	38

Allowance - loans, June 30,	223,709	162,368

Allowance - unfunded commitments, January 1	21,334	6,306
Provision	0	53
Transfers	(9,960)	(38)

Allowance - unfunded commitments, June 30,	11,374	6,321

Total credit allowance	$235,083	$168,689

Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, were 6.35% of total assets at June 30, 2009, compared with 2.39% of total assets at June 30, 2008. At June 30, 2009, the delinquency ratio for loans 60 days or more past due was 6.45% of total loans compared to 3.07% of total loans at June 30, 2008. Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential and commercial construction loans and increases in delinquencies due to declining market values and weakness in housing sales, as well as slower lease-ups of commercial properties in certain of its markets.

At June 30, 2009, Sterling’s total classified assets were 9.80% of total assets, compared with 3.92% of total assets at June 30, 2008. The following table describes classified assets by asset type as of the dates indicated:

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Residential real estate	$62,785	$31,400	$34,333	$36,863	$21,848
Multifamily real estate	22,290	15,814	16,741	7,313	2,289
Commercial real estate	62,184	41,364	37,890	14,931	6,390
Construction
Residential construction	521,984	558,170	548,384	405,753	309,556
Multifamily and commercial construction	256,192	145,629	119,348	17,109	19,042

Total construction	778,176	703,799	667,732	422,862	328,598

Consumer - direct and indirect	7,908	6,816	4,556	4,489	3,994
Commercial banking	192,207	170,678	143,748	130,250	111,344

Total classified loans	1,125,550	969,871	905,000	616,708	474,463
OREO	89,721	100,512	79,875	54,795	22,998

Total classified assets	$1,215,271	$1,070,383	$984,875	$671,503	$497,461

At June 30, 2009, 69% of classified assets were related to construction, the majority of which was residential. The commercial construction and commercial banking loan portfolios have also been affected by the downturn in the housing market. Sterling’s classified assets as of June 30, 2009, included 20 borrowers who each held loans that in aggregate exceeded $13 million, and together constitute 39% of classified assets. Additional information regarding the classified assets of these 20 borrowers, sorted by market area, as of June 30, 2009 is provided in the following table:

Description	June 30, 2009
(Dollars in thousands)
Portland and Vancouver
Multifamily: 5 loans	$59,300
Acquisition and development: 70 loans	40,799
Acquisition and development, and spec: 172 loans	38,243
Acquisition and development, and lots: 15 loans	15,337
Lots: 2 loans	15,254

Total - Portland and Vancouver	168,933

Puget Sound
Commercial Real Estate: 3 Loans	54,400
Acquisition and development: 3 loans	29,694
Acquisition and development, specs and lots: 111 loans	19,666
Single family residential: 68 loans	16,594
Multifamily: 1 loan	15,362

Total - Puget Sound	135,716

Southern California
Acquisition and development, and commercial: 2 loans	21,438
Acquisition and development, and spec: 10 loans	16,481
Acquisition and development, and lots: 1 loan	14,774
Commercial Construction: 1 loan	13,585

Total - Southern California	66,278

Other markets
Acquisition and development, and spec: 1 loan	28,689
Acquisition and development: 11 loan	17,946
Commercial Construction: 1 loan	17,389
Multifamily: 1 loan	15,290
Acquisition and development: 1 loan	14,356
Acquisition and development, and spec: 24 loans	14,295

Total - other markets	107,965

Total - Classified Assets of top 20 borrowers	$478,892

In early 2008, in order to proactively address credit quality issues within its construction portfolios, Sterling established a Residential Construction Special Project Team with the goal of identifying, managing and resolving credit quality issues before they become classified. Sterling has also added resources to its Credit Administration and Special Assets Departments to address the increased volume of classified assets. When an asset becomes classified, the relationship is transferred to Sterling’s Special Assets Department. Sterling actively engages the borrower and guarantor to remedy the situation by requiring current financial information from the borrower(s) and guarantor(s) to determine a course of action. In addition, new collateral values are requested in order for Sterling’s management to perform evaluations for regulatory and decision making purposes and updated title information is obtained to determine the status of encumbrances on the collateral. When possible, Sterling will require the borrower to provide additional collateral or capital. In conjunction with the receipt of additional collateral, Sterling will sometimes modify the terms of the loan. Often the new modified terms of the loan are consistent with terms that Sterling would offer a new borrower. If the modification of terms is considered concessionary, Sterling classifies the loan as a Troubled Debt Restructure and reports it as a nonperforming loan.

Sterling also may consider allowing a borrower to sell the underlying collateral for less than the outstanding balance on the loan if the current collateral evaluation supports the offer price. In such situations, Sterling typically requires the borrower to sign a new note for the resulting deficiency or bring cash to closing. In some situations Sterling releases the collateral only in a sale transaction, preserving its right to seek monetary judgments against the borrowers and guarantors.

If Sterling and a borrower are unable to achieve an acceptable resolution, Sterling may take a deed in lieu of foreclosure or initiate foreclosure on the underlying collateral. Under such circumstances, Sterling also simultaneously evaluates legal action for recovery against the borrowers and guarantors. After obtaining the collateral, Sterling actively works to sell the collateral.

The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	592,450	474,172	280,260
Restructured loans	105,283	56,618	149

Total nonperforming loans	697,733	530,790	280,409
OREO	89,721	79,875	22,998

Total nonperforming assets	787,454	610,665	303,407
Specific reserves	(24,554)	(19,535)	(40,597)

Net nonperforming assets	$762,900	$591,130	$262,810

At June 30, 2009, nonperforming assets include $33.5 million of restructured loans that are performing in accordance with their new terms and are accruing interest, compared with $29.5 million as of December 31, 2008, and none as of June 30, 2008.

The following table presents residential construction nonperforming assets by market:

	June 30, 2009		December 31, 2008		June 30, 2008
	(Dollars in thousands)
Residential construction
Portland, OR	$121,037	15%	$117,350	19%	$46,101	15%
Puget Sound	129,248	16	73,878	12	30,986	10
Southern California	42,960	5	67,824	11	40,085	13
Boise, ID	27,270	3	23,356	4	34,939	12
Utah	20,230	3	29,586	5	36,179	12
Bend, OR	29,474	4	22,136	4	19,695	6
Vancouver, WA	20,447	3	14,486	2	19,854	7
Other	76,584	10	61,722	10	13,314	5

Total residential construction	467,250	59	410,338	67	241,153	80
Commercial construction (1)	127,720	16	74,501	12	12,017	4
Commercial banking	86,117	11	61,520	10	29,072	10
Residential real estate	61,761	8	46,043	8	10,121	3
Commercial real estate (2)	37,845	5	12,510	2	7,035	2
Consumer	6,761	1	5,753	1	4,009	1

Total nonperforming assets (3)	787,454	100%	610,665	100%	303,407	100%

Specific reserves	(24,554)		(19,535)		(40,597)

Total net nonperforming assets (3)	$762,900		$591,130		$262,810

(1)	Includes multifamily.

(2)	Includes multifamily real estate of $10.9 million for June 30, 2009, $4.8 million for December 31, 2008, and $2.2 million for June 30, 2008.

(3)	Includes confirmed losses of $224.7 million for June 30, 2009, $163.9 million for December 31, 2008, and none for June 30, 2008.

The $171.8 million increase in nonperforming assets since December 31, 2008 was driven by increases in residential construction and commercial construction. The $56.9 million increase in residential construction nonperforming loans was primarily in the Puget Sound region. The Puget Sound region is Sterling’s largest market for residential construction and has a higher concentration of vertical construction. The $53.2 million increase in commercial construction is due to slower lease-up rates, which is delaying the stabilization of the property and the borrower’s ability to obtain permanent financing. Cumulatively, Sterling has written down its nonperforming assets by $282.1 million as of June 30, 2009, compared with write-downs of $207.7 million as of December 31, 2008 and $53.1 million as of June 30, 2008. OREO, net of allowances, was $65.2 million at quarter end, compared with $83.6 million in the linked quarter, $62.3 million at December 31, 2008, and $23.0 million in the year-ago quarter. During the six months ended June 30, 2009, sales of foreclosed real estate totaled $43.5 million, 72% of which occurred during the second quarter. OREO is included in nonperforming assets. Weakness in the overall economy has contributed to increased levels of nonperforming assets in the construction, commercial banking, commercial real estate and non-owner occupied residential portfolios.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fees and service charges	$14,878	$16,012	$28,718	$30,163
Mortgage banking operations	13,732	8,227	27,040	14,425
Loan servicing fees	1,022	697	555	549
OREO	(18,191)	(238)	(22,669)	(344)
BOLI	2,000	1,747	3,406	3,213
Gains on sales of securities	992	0	11,557	0
Other	(932)	(947)	(2,958)	(1,346)

Total	$13,501	$25,498	$45,649	$46,660

The decrease in non-interest income was driven by higher OREO costs, which offset increases in income from mortgage banking operations, as well as gains on the sale of securities. The elevation in OREO costs reflects the expenses associated with Sterling’s efforts to resolve problem accounts through foreclosure and liquidation. The mortgage banking segment experienced growth in both the number of originations and the amount of revenue, driven by lower interest rates and recent programs designed to spur lending consistent with the U.S. Department of the Treasury’s Capital Purchase Program. During 2009, Golf Savings Bank has made significant gains in its share of mortgage originations for both new home purchases and refinancings in the states of Washington, Oregon and Idaho. Favorable market conditions provided the opportunity to realize gains within the securities portfolio during the first half of 2009. The decrease in fees and service charges was a result of lower loan related fees, including prepayment penalties. In 2008, fees and service charges income benefited from higher financial services commissions reflecting more non-deposit product transactions and higher real estate exchange fees.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Originations of residential mortgage loans	$946,468	$376,122	$1,657,032	$787,238
Originations of commercial real estate loans	63,500	118,400	82,668	182,917
Sales of residential mortgage loans	814,156	376,952	1,416,055	712,462
Sales of commercial real estate loans	18,534	0	18,534	2,993
Principal balances of residential loans serviced for others	753,014	538,116	753,014	538,116
Principal balances of commercial real estate loans serviced for others	1,663,054	1,763,479	1,663,054	1,763,479

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Employee compensation and benefits	$42,927	$41,133	$83,115	$82,023
Occupancy and equipment	11,635	10,693	22,877	22,225
Data processing	5,176	5,168	10,330	10,487
Insurance	12,087	1,926	16,377	3,638
Depreciation	3,507	3,507	7,051	7,071
Advertising	3,099	3,019	5,854	5,817
Legal and accounting	1,534	723	3,055	1,536
Amortization of core deposit intangibles	1,224	1,226	2,449	2,452
Travel and entertainment	1,439	1,781	2,654	3,446
Other	4,330	3,009	8,706	5,422

Total	$86,958	$72,185	$162,468	$144,117

The increase in non-interest expenses was mainly due to an increase in FDIC deposit insurance premiums, including a special FDIC assessment of $5.6 million. FDIC deposit insurance premiums rose by $12.6 million, or 384%, for the six months ended June 30, 2009 versus the six months ended June 30, 2008. The balance of the increase mainly reflected expenses related to enhanced credit resolution efforts as well as costs associated with the growth of Sterling’s mortgage banking operations.

Income Tax Provision. Sterling recorded a federal and state income tax benefit of $36.0 million for the three months ended June 30, 2009, and a provision of $4.5 million for the three months ended June 30, 2008, and a benefit of $36.5 million and provision of $5.6 million for the six months ended June 30, 2009 and 2008, respectively. The effective tax rates were 55% and 28%, respectively, for the three month comparative periods, and 42% and 28%, respectively, for the six month comparative periods, with the fluctuation due to the proportional effect of tax credits and tax exempt income. As of June 30, 2009, Sterling believes that it is more likely than not that it will be able to fully realize its deferred tax asset and therefore has not recorded a valuation allowance. If the current credit cycle continues, it could affect Sterling’s ability to generate future taxable income in the near term. An extended period of losses could result in Sterling establishing a valuation allowance against its deferred tax asset. The establishment of a valuation allowance would be accounted for as a charge against income and would affect Sterling’s ability to recognize tax benefits on future losses.

Financial Position

Assets. At June 30, 2009, Sterling’s assets were $12.40 billion, down $390.9 million from $12.79 billion at December 31, 2008, with decreases in the loan and securities portfolios outweighing growth in the balance of held-for-sale loans.

Investment Securities and MBS. Sterling’s investment and MBS portfolio at June 30, 2009 was $2.72 billion, a decrease of $98.9 million from the December 31, 2008 balance of $2.82 billion, due to principal repayments, maturities and sales exceeding purchases. On June 30, 2009, the investment and MBS portfolio had an unrealized loss of $9.1 million versus an unrealized loss of $28.4 million at December 31, 2008.

Loans Receivable. At June 30, 2009, net loans receivable were $8.44 billion, compared to $8.81 billion at December 31, 2008, and $9.22 billion at June 30, 2008. The contraction in Sterling’s loan portfolio reflects Sterling’s goal of reducing construction loans as a percent of its total loan portfolio, and a lessening of demand for credit in a slowing economy. At the end of the second quarter of 2009, residential construction loans represented 14% of Sterling’s loan portfolio, compared with 19% at the end of the second quarter of 2008. Over the last year, residential construction loans decreased by $645.7 million to $1.19 billion at June 30, 2009.

The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$885,999	10%	$867,384	10%
Multifamily real estate	514,475	6	477,615	5
Commercial real estate	1,413,895	16	1,364,885	15
Construction:
Residential	1,185,313	14	1,455,860	16
Multifamily	272,869	3	324,818	4
Commercial	703,209	8	754,017	8

Total Construction	2,161,391	25	2,534,695	28
Consumer - direct	827,040	10	859,222	10
Consumer - indirect	372,654	4	389,298	4
Commercial banking	2,498,951	29	2,532,158	28

Gross loans receivable	8,674,405	100%	9,025,257	100%

Net deferred origination fees	(9,294)		(9,798)
Allowance for losses on loans	(223,709)		(208,365)

Loans receivable, net	$8,441,402		$8,807,094

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2009	December 31, 2008	June 30, 2008	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Residential real estate	$946,468	$341,043	$376,122	$1,657,032	$787,238
Multifamily real estate	29,861	39,026	70,516	66,635	111,902
Commercial real estate	63,500	74,989	118,400	82,668	182,917
Construction:
Residential	11,403	33,984	96,559	18,647	288,920
Multifamily	0	13,050	2,750	0	2,750
Commercial	5,948	35,350	58,855	16,983	130,775

Total construction	17,351	82,384	158,164	35,630	422,445
Consumer - direct	63,133	48,815	124,032	111,680	205,635
Consumer - indirect	35,852	30,935	43,742	66,605	115,423
Commercial banking	86,816	102,672	169,836	193,253	318,521

Total loans originated	$1,242,981	$719,864	$1,060,812	$2,213,503	$2,144,081

Stimulated by historically low mortgage rates and new initiatives to provide affordable housing, residential mortgage originations climbed over 100% from the same periods a year ago. This sequential increase reflects Sterling’s effort, since December 2008, to expand and enhance lending initiatives to support and restore economic growth and development in the communities it serves with capital raised through the U.S. Department of the Treasury’s Capital Purchase Program. Sterling’s new lending initiatives focus on funding affordable housing, small business loans and financing programs to support business growth. The decrease in construction loan originations reflects Sterling’s goal of reducing construction loans as a percent of its total loan portfolio.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$922,705	11%	$449,060	5%
Noninterest-bearing checking	967,780	12	897,198	11
Savings and money market demand accounts	1,708,212	21	2,113,425	25
Time deposits	4,705,044	56	4,890,724	59

Total deposits	$8,303,741	100%	$8,350,407	100%

Annualized cost of deposits		2.08%		2.91%

During 2009, there was a shift of uninsured savings and money market account balances to FDIC insured interest bearing transaction accounts. This was related to changes in the collateralization requirements associated with uninsured public funds deposits and Sterling’s participation in the FDIC voluntary expanded insurance program, which provides, without charge to depositors, full guarantee on non-interest bearing and certain interest-bearing transaction accounts held by any depositor, regardless of dollar amount. Total deposits declined since December 31, 2008, mostly as a result of a reduction in brokered certificates of deposit, which was partially offset by an increase in core deposits. At the same time, the mix of the deposit base improved, reflecting Sterling’s simplification of product offerings, more convenient branch hours for customers, fair pricing, and enhanced internal sales training.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements and other borrowings to fund assets and meet deposit withdrawal requirements. During the six months ended June 30, 2009, these borrowings decreased a total of $292.0 million, consistent with Sterling’s strategy of reducing total assets to manage its capital position.

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

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months for the simulation. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this interest rate shock simulation as of June 30, 2009 and December 31, 2008 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	June 30, 2009 % Change in Net Interest Income	December 31, 2008 % Change in Net Interest Income
+200	(2.6)	3.6
+100	0.6	2.2
Static	0.0	0.0
-100	N/A	N/A

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up 100 and 200 basis points and down 100 basis points. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this EVE simulation at June 30, 2009 and December 31, 2008 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	At June 30, 2009 % Change in EVE	At December 31, 2008 % Change in EVE
+200	(5.0)	(3.8)
+100	0.3	(2.7)
Static	0.0	0.0
-100	N/A	N/A

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of June 30, 2009, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.

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

Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans or purchasing assets such as MBS and investment securities. These borrowings include advances from the FHLB, reverse repurchase agreements, primary credits and term auction facilities from the Federal Reserve, and federal funds purchased. Certain borrowings require that Sterling remain well capitalized under regulatory requirements, and if Sterling is unable to meet these requirements it could result in these borrowings being required to be repaid and could subject Sterling to additional costs or penalties. Sterling had access to $2.85 billion and $3.23 billion of additional liquidity from these sources as of June 30, 2009 and December 31, 2008, respectively. In 2009, certain states have increased the collateralization requirements for uninsured public funds. The increased collateralization requirements required that Sterling pledge additional collateral, which reduced Sterling’s collateral available for liquidity. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At June 30, 2009 and December 31, 2008, these credit lines represented a total borrowing capacity of $2.46 billion and $2.92 billion, of which $872.3 million and $1.33 billion was available, respectively. At June 30, 2009 and December 31, 2008, Sterling had $1.04 billion and $1.09 billion in outstanding borrowings under reverse repurchase agreements, respectively. Sterling had securities available for additional secured borrowings of approximately $982.0 million and $513.7 million as of June 30, 2009 and December 31, 2008, respectively. Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling also had $53.4 million and $69.0 million of federal funds purchased and discount window borrowings, which are short term borrowings from correspondent banks and the Federal Reserve, as of June 30, 2009 and December 31, 2008, respectively. Through the Federal Reserve’s 12th District Bank, Sterling participates in the Borrower in Custody Program which allows Sterling to borrow against certain pledged loans for terms ranging from overnight to 90 days. Sterling is also eligible to participate in the Term Auction Facility which allows Sterling to bid on funds to be borrowed for terms of 28 to 84 days.

On December 5, 2008, Sterling completed the sale of 303,000 shares of preferred stock and issued a warrant to purchase 6,437,677 shares of Sterling’s common stock to the U.S. Department of the Treasury, raising total proceeds of $303 million. The $303 million in proceeds are treated as Tier 1 capital. The 303,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), issued by Sterling will pay a cumulative compounding dividend of 5% per year for the first five years and will reset to a rate of 9% per year after five years. Subject to approval by Sterling’s banking regulators, the Preferred Shares may be redeemed by Sterling at their issue price, plus all accrued and unpaid dividends. In addition to the Preferred Shares, the Treasury Department received a warrant with a ten year exercise period to purchase 6,437,677 shares of Sterling common stock at an exercise price of $7.06 per share. The initial value allocated to the preferred stock was $292 million, with the remaining $11 million attributed to the warrant. The allocation was based on the relative fair value for the preferred stock and the warrant, respectively, to the total fair value of the combined preferred stock and warrant. The fair value of the preferred stock was estimated using a discounted cash flow methodology at an assumed market equivalent rate of 12%, with 20 quarterly payments over a five year period. The fair value of the warrant was estimated using the

Black-Scholes option pricing model, with assumptions of 50% volatility, a risk-free rate of 2.68%, a yield of 6.53% and an estimated life of 10 years. The value attributed to the warrant is being accreted as a discount on the preferred stock straight line over five years.

Sterling, on a parent company-only basis, had cash of approximately $62.4 million and $86.2 million at June 30, 2009 and December 31, 2008, respectively. Sterling’s total investment in Sterling Saving Bank as of June 30, 2009 was $1.27 billion compared to $1.25 billion as of December 31, 2008. The increase was due to Sterling purchasing $25.0 million of Sterling Savings Bank preferred stock during 2009. Sterling’s investment in Sterling Savings Bank consisted of $865.8 million of common stock and $408.1 million of preferred stock as of June 30, 2009 and $865.8 million of common stock and $383.1 million of preferred stock as of December 31, 2008. Sterling’s total investment in Golf Savings Bank was $60.7 million, including $35.7 million of common stock and $25.0 million of preferred stock, as of both June 30, 2009 and December 31, 2008. Sterling received cash dividends from Sterling Savings Bank of $9.7 million and $19.0 million during the six months ended June 30, 2009 and 2008, respectively, and from Golf Savings Bank of $606,000 and $0 for the same respective periods. These resources contributed to Sterling’s ability to meet its operating needs, including interest expense on its long-term debt and the payment of dividends. Sterling Savings Bank’s and Golf Savings Bank’s ability to pay dividends is generally limited by their earnings, financial condition, capital requirements, and applicable regulatory requirements.

Sterling has had the ability to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on Sterling’s credit ratings. In May 2009, citing “elevated levels of nonperforming loans, recent poor operating performance and the prospect for continued losses for the remainder of 2009,” Fitch Ratings downgraded Sterling’s credit ratings, changing the outlook to negative from watch negative, and its individual rating to D from C. There can be no assurance that Sterling will continue to be able to access the capital markets in the future. In July 2009, Sterling filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This registration statement replaces Sterling’s prior shelf registration statement, and increases the amount of money that Sterling may raise under the registration statement. If and when the registration statement is declared effective by the SEC and certain other conditions have been met, Sterling may issue up to an aggregate of $500 million of equity, debt, or other types of securities from time to time and through one or more methods of distribution.

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

The reserve for unfunded commitments as of June 30, 2009 was $11.4 million, and as of December 31, 2008 was $21.3 million, with the decline due to Sterling reducing the amount of unfunded commitments on nonperforming loans. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of June 30, 2009, Sterling had $142.8 million of interest rate lock commitments, $114.9 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $215.0 million. In addition Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $24.2 million as of June 30, 2009. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of June 30, 2009 and December 31, 2008, Sterling had entered into best efforts forward commitments to sell $154.8 million and $71.0 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable broker dealer swaps. These contracts are carried as an offsetting asset and liability at fair value, are included in other assets and other liabilities, respectively, and as of June 30, 2009 and December 31, 2008, were $5.0 million and $7.5 million, respectively.

Capital

Sterling’s total shareholders’ equity decreased $44.6 million to $1.10 billion during the six months ended June 30, 2009 from $1.14 billion at December 31, 2008, reflecting the net loss and the preferred stock dividends under the U.S. Department of the Treasury CPP Program, partially offset by lower unrealized losses on the available for sale securities portfolio.

At June 30, 2009 and December 31, 2008, Sterling had an unrealized loss of $9.1 million and $28.4 million, respectively, on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates and other market factors continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods. Shareholders’ equity was 8.84% of total assets at June 30, 2009 compared with 8.92% at December 31, 2008.

Sterling has outstanding various series of capital securities (“Trust Preferred Securities”) issued to investors. The Trust Preferred Securities are treated as debt of Sterling, can qualify as Tier 1 capital, and are subject to certain limitations, including the Federal Reserve capital distribution limitations.

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At June 30, 2009, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. The following table sets forth their respective capital positions at June 30, 2009:

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$505,317	4.0%	$631,647	5.0%	$1,096,060	8.7%
Sterling Savings Bank	481,797	4.0%	602,246	5.0%	973,097	8.1%
Golf Savings Bank	21,874	4.0%	27,343	5.0%	62,433	11.4%
Tier 1 (to risk-weighted assets)
Sterling	374,638	4.0%	561,958	6.0%	1,096,060	11.7%
Sterling Savings Bank	359,491	4.0%	539,237	6.0%	973,097	10.8%
Golf Savings Bank	14,610	4.0%	21,914	6.0%	62,433	17.1%
Total (to risk-weighted assets)
Sterling	749,277	8.0%	936,596	10.0%	1,217,591	13.0%
Sterling Savings Bank	718,983	8.0%	898,729	10.0%	1,089,868	12.1%
Golf Savings Bank	29,219	8.0%	36,524	10.0%	67,028	18.4%

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

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment (“OTTI”),” FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” For debt securities, the guidance differentiates credit driven and market driven OTTI. Only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The balance of the impairment loss would be recognized as a charge to other comprehensive income. A non-credit related OTTI charge to other comprehensive income for securities classified as held to maturity will be amortized from accumulated other comprehensive income back to the security over the securities remaining life. Financial statement presentation will require segregation of accumulated comprehensive income for non-credit OTTI charges on held to maturity and available for sale securities from other components of accumulated comprehensive income. The standards provided additional guidance for the determination of whether a market for an asset is not active and when a price for a transaction is not distressed. The disclosure requirements of FAS 107 and 115 have been extended to interim periods. This guidance is effective for Sterling as of June 30, 2009. See Notes 2 and 11.

In May 2009, the FASB issued FAS 165, “Subsequent Events.” This statement standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As a public entity, Sterling is required to evaluate subsequent events through the date its financial statements are issued. Accordingly, Sterling has completed an evaluation of subsequent events through August 7, 2009. FAS 165 became effective for Sterling during its interim period ending after June 15, 2009, and did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets (as amended),” and FAS 167, “Amendments to FIN 46(R).” FAS 166 removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provides additional guidance on requirements for consolidation. FAS 167 expands the definition of variable-interest entities to include previously excluded special-purpose entities. These standards are effective for annual periods ending after November 15, 2009, and are not expected to have a material impact on Sterling’s consolidated financial statements.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - replacement of FAS 162.” The Codification supersedes all existing non SEC accounting and reporting standards. Updates to the Codification are being issued as Accounting Standards Updates, which will also provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. The Codification is effective for Sterling for the interim period ending September 30, 2009, and is not expected to have a material impact on its consolidated financial statements.

Regulation and Compliance

Sterling is subject to many laws and regulations applicable to banking activities. As a bank holding company, Sterling is subject to comprehensive examination and regulation by the Federal Reserve. Sterling Savings Bank, as a Washington State-chartered bank, and Golf Savings Bank, as a Washington State-chartered savings bank, are subject to comprehensive regulation and examination by the Washington Department of Financial Institutions and the FDIC. Sterling Savings Bank and Golf Savings Bank are further subject to Federal Reserve regulations related to deposit reserves and certain other matters.

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

Sterling must pay applicable FDIC insurance premiums with respect to its deposits that are eligible for FDIC insurance. After the passage of the EESA, the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. Effective April 1, 2009, the FDIC changed the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and made certain technical and other changes to these rules. The increase in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Sterling. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2013. As of December 31, 2008, that ratio was 0.40 percent. In May 2009, as part of the FDIC’s effort to rebuild the Deposit Insurance Fund, the FDIC Board of Directors imposed a special assessment of 5 basis points on each insured financial institution’s total assets, less tier 1 capital as of June 30, 2009. The final rule adopted by the FDIC Board allows the FDIC to impose additional special assessments of 5 basis points for the third and fourth quarters of 2009. Any special assessment is capped at 10 basis points of an institution’s regular deposit assessment base. Authority to impose additional special assessments terminates on January 1, 2010.

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

Sterling’s Annual Meeting of Shareholders (the “Meeting”) was held on April 28, 2009. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

(1)	Election of five Directors to serve for one year terms ending at the annual meeting of shareholders in the year 2010:

Katherine K. Anderson	Votes for:	42,741,438	Withheld:	1,689,099
Ellen R. M. Boyer	Votes for:	43,444,258	Withheld:	986,279
William L. Eisenhart	Votes for:	43,436,939	Withheld:	993,598
Donald J. Lukes	Votes for:	42,792,851	Withheld:	1,637,686
Michael F. Reuling	Votes for:	43,438,648	Withheld:	991,889

The following are the names of the other Directors whose terms continued after the meeting:

Harold B. Gilkey	Robert D. Larrabee
James P. Fugate	William W. Zuppe
James B. Keegan, Jr.

(2)	Ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm for the year ending December 31, 2009 and any interim periods. The proposal received the following votes:

Votes for:	43,469,992	Against:	830,885	Abstentions:	129,660

(3)	Ratification of the compensation of Sterling’s executive officers. The proposal received the following votes:

Votes for:	30,284,269	Against:	13,464,012	Abstentions:	682,256

Approximate Broker Non-votes:					0

Item 5	Other Information

Sterling is hereby correcting a typographical error that appeared in its Proxy Statement dated March 27, 2009 concerning the deadlines to submit shareholder proposals for the 2010 Annual Meeting of Shareholders of Sterling. The corrected disclosure is as follows:

SHAREHOLDER PROPOSALS

It is presently anticipated that the 2010 Annual Meeting of Shareholders of Sterling will be held on April 27, 2010. In order for any shareholder proposal to be considered for inclusion in the proxy materials of Sterling for the Annual Meeting on April 27, 2010, such proposal must be submitted, in accordance with the rules and regulations of the SEC, in writing to the Corporate Secretary of Sterling at Sterling’s principal executive offices by November 15, 2009.

Shareholders wishing to bring a proposal to be considered at the 2010 Annual Meeting of Shareholders (but not include it in Sterling’s proxy materials) must provide written notice of such proposal to Sterling’s Corporate Secretary at Sterling’s principal executive offices no later than January 31, 2010 to be considered timely.

STERLING FINANCIAL CORPORATION

PART II – Other Information

Item 6	Exhibits

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

STERLING FINANCIAL CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

August 7, 2009	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

Exhibit Index

Exhibit No.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to Sterling’s Registration Statement on Form S-3 dated May 8, 2009, and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Sterling. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated January 6, 2009, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

4.2	Form of Common Stock Certificate. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated July 20, 2009, and incorporated by reference herein.

4.3	Form of Series A Preferred Stock Certificate. Filed as Exhibit 4.6 to Sterling’s Registration Statement on Form S-3 dated January 6, 2009, and incorporated by reference herein.

4.4	Form of Warrant to Purchase Series A Preferred Shares issued to the United States Department of the Treasury. Filed as Exhibit 4.2 to Sterling’s current report on Form 8-K filed on December 8, 2008, and incorporated by reference herein.

4.5	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-1