Form 10-Q
period 2009-09-30
STERLING FINANCIAL CORP /WA/
filed 2009-11-02
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 30, 2009
Common Stock ($1.00 par value)	52,208,069

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2009

PART I – Financial Information

Item 1 – Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$353,655	$171
Non-interest bearing	97,565	138,631

Total cash and cash equivalents	451,220	138,802

Restricted cash	16,719	1,493
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	2,489,359	2,639,290
Held to maturity	167,559	175,830
Loans receivable, net	7,968,947	8,807,094
Loans held for sale (at fair value: $186,675 and $112,191)	187,637	112,777
Accrued interest receivable	52,190	57,306
Other real estate owned, net (“OREO”)	71,187	62,320
Office properties and equipment, net	91,692	93,195
Bank-owned life insurance (“BOLI”)	162,948	157,236
Goodwill	0	227,558
Other intangible assets	23,052	26,725
Mortgage servicing rights, net	11,115	5,706
Prepaid expenses and other assets, net	179,865	285,384

Total assets	$11,873,490	$12,790,716

LIABILITIES:
Deposits	$8,277,107	$8,350,407
Advances from Federal Home Loan Bank (“FHLB”)	1,435,809	1,726,549
Securities sold subject to repurchase agreements and funds purchased	1,092,968	1,163,023
Other borrowings	248,280	248,276
Cashiers checks issued and payable	8,928	8,762
Borrowers’ reserves for taxes and insurance	4,275	1,987
Accrued interest payable	26,449	41,631
Accrued expenses and other liabilities	113,826	109,045

Total liabilities	11,207,642	11,649,680

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; $1,000 stated value; 10,000,000 shares authorized; 303,000 shares issued and outstanding	293,614	291,964
Common stock, $1 par value; 750,000,000 shares authorized; 52,397,717 and 52,134,030 shares issued and outstanding	52,398	52,134
Additional paid-in capital	910,535	909,386
Accumulated other comprehensive loss:
Unrealized gain (loss) on investment securities and MBS available-for-sale, net of deferred income taxes of $15,544 and $10,690	26,279	(17,866)
Accumulated deficit	(616,978)	(94,582)

Total shareholders’ equity	665,848	1,141,036

Total liabilities and shareholders’ equity	$11,873,490	$12,790,716

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans	$119,096	$147,585	$369,967	$461,976
MBS	27,148	25,219	84,606	75,304
Investments and cash equivalents	2,524	3,523	8,845	8,672

Total interest income	148,768	176,327	463,418	545,952

Interest expense:
Deposits	40,606	57,101	133,528	177,409
Short-term borrowings	4,154	3,061	13,353	15,900
Long-term borrowings	16,949	26,157	53,511	76,429

Total interest expense	61,709	86,319	200,392	269,738

Net interest income	87,059	90,008	263,026	276,214
Provision for credit losses	(195,505)	(36,950)	(341,114)	(105,080)

Net interest income (loss) after provision for credit losses	(108,446)	53,058	(78,088)	171,134

Non-interest income:
Fees and service charges	15,088	15,327	43,806	45,490
Mortgage banking operations	9,485	6,434	36,525	20,859
Loan servicing fees	1,146	737	1,701	1,286
OREO	(6,475)	102	(29,144)	(242)
BOLI	1,815	1,362	5,221	4,575
Gains on sales of securities	825	0	12,382	409
Other	(928)	(943)	(3,886)	(2,698)

Total non-interest income	20,956	23,019	66,605	69,679

Non-interest expenses before impairment charge	83,892	71,520	246,360	216,074
Goodwill impairment	227,558	0	227,558	0

Non-interest expenses	311,450	71,520	473,918	216,074

Income (loss) before income taxes	(398,940)	4,557	(485,401)	24,739
Income tax (provision) benefit	(60,467)	441	(23,982)	(5,190)

Net income (loss)	(459,407)	4,998	(509,383)	19,549
Preferred stock dividend	(4,318)	0	(13,012)	0

Net income (loss) available to common shareholders	$(463,725)	$4,998	$(522,395)	$19,549

Earnings per share - basic	$(8.93)	$0.10	$(10.06)	$0.38

Earnings per share - diluted	$(8.93)	$0.10	$(10.06)	$0.38

Weighted average shares outstanding - basic	51,922,871	51,821,446	51,913,907	51,678,981
Weighted average shares outstanding - diluted	51,922,871	52,006,215	51,913,907	51,892,900

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(509,383)	$19,549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and OREO	365,481	105,080
Goodwill impairment	227,558	0
Deferred tax asset valuation allowance	143,000	0
Accretion of deferred gain on sale of branches	(603)	(603)
Net gain on sales of loans, investments and MBS	(51,483)	(14,883)
Stock based compensation	2,204	1,901
Excess tax benefit from stock based compensation	804	(844)
Stock issuances relating to 401(k) match and direct stock purchases	13	1,979
Loss on OREO	31,284	0
Other (gains) and losses	3,157	3,049
Increase in cash surrender value of BOLI	(5,221)	(5,091)
Depreciation and amortization	24,329	18,620
Change in:
Accrued interest receivable	5,116	6,644
Prepaid expenses and other assets	(71,143)	(46,908)
Cashiers checks issued and payable	166	12,988
Accrued interest payable	(15,182)	(2,467)
Accrued expenses and other liabilities	754	(5,705)
Proceeds from sales of loans originated for sale	2,067,704	868,126
Loans originated for sale	(2,028,603)	(853,166)

Net cash provided by operating activities	189,952	108,269

Cash flows from investing activities:
Change in restricted cash	(15,226)	50
Loans funded and purchased	(1,657,832)	(3,048,586)
Loan principal received	1,940,570	2,733,861
Purchase of investment securities	(689,320)	(644,735)
Proceeds from maturities of investment securities	761,750	630,656
Proceeds from sale of investment securities	80,855	0
Proceeds from sale - MBS	296,500	0
Purchase of MBS	(821,702)	(524,265)
Principal payments on MBS	601,662	219,442
Purchase of office properties and equipment	(10,746)	(8,417)
Sales of office properties and equipment	27	73
Improvements and other changes to OREO	1,914	1,923
Proceeds from sales of OREO	73,003	6,197
Proceeds from sales of other loans	0	(77)

Net cash provided by (used in) investing activities	561,455	(633,878)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$74,648	$(293,667)
Proceeds from issuance of time deposits	2,356,990	3,904,739
Payments for maturing time deposits	(2,648,392)	(3,388,151)
Interest credited to deposits	143,454	172,610
Advances from FHLB	90,500	780,245
Repayment of advances from FHLB	(380,885)	(680,505)
Net change in securities sold subject to repurchase agreements and funds purchased	(70,055)	(583)
Repayment of other borrowings	0	(24,000)
Proceeds from stock options exercised	0	1,390
Excess tax benefit from stock based compensation	(804)	844
Cash dividends paid to preferred shareholders	(6,733)	0
Cash dividends paid to common shareholders	0	(15,275)
Other	2,288	1,962

Net cash (used in) provided by financing activities	(438,989)	459,609

Net change in cash and cash equivalents	312,418	(66,000)
Cash and cash equivalents, beginning of period	138,802	194,478

Cash and cash equivalents, end of period	$451,220	$128,478

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$200,392	$272,205
Income taxes	(68,062)	15,968
Noncash financing and investing activities:
Loans converted into OREO	157,156	51,840
Common stock cash dividends accrued	0	5,211
Preferred stock cash dividend accrued	5,682	0

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss)	$(459,407)	$4,998	$(509,383)	$19,549

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments and MBS available-for-sale	50,958	2,116	70,356	(20,506)
Less deferred income taxes benefit (provision)	(18,854)	(780)	(26,032)	7,594

Net other comprehensive income (loss)	32,104	1,336	44,324	(12,912)

Comprehensive income (loss)	$(427,303)	$6,334	$(465,059)	$6,637

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

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - replacement of FAS 162” (the “Codification”). The Codification supersedes all existing accounting and reporting standards other than the rules of the Securities and Exchange Commission (the “SEC”). Updates to the Codification are being issued as Accounting Standards Updates, which will also provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. The Codification became effective for Sterling for the interim period ending September 30, 2009, and did not have a material impact on its consolidated financial statements.

In December 2007, the FASB updated the standard on business combinations, establishing principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Depending on the level of future acquisitions, this accounting standard may have a material effect on Sterling, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In February 2008, the FASB issued a staff position on transfers of financial assets and repurchase financing transactions. For linked transactions, a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This guidance was effective for Sterling as of January 1, 2009, and did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued a standard on disclosure requirements for derivative instruments and hedging activities. This section of the Codification requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was effective for Sterling as of January 1, 2009, and did not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued a staff position on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are required to be included in computing basic and diluted earnings per share under the two-class method. This guidance was effective for Sterling as of January 1, 2009, and did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued staff positions on the recognition and presentation of Other-Than-Temporary Impairment (“OTTI”), determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, and interim disclosures about fair value of financial instruments. For debt securities, the guidance differentiates credit driven and market driven OTTI. Only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The balance of the impairment loss would be recognized as a charge to other comprehensive income. A non-credit related OTTI charge to other comprehensive income for securities classified as held to maturity will be amortized from accumulated other comprehensive income back to the security over the securities remaining life. Financial statement presentation will require segregation of accumulated comprehensive income for non-credit OTTI charges on held to maturity and available for sale securities from other components of accumulated comprehensive income. Additional guidance was included for the determination of whether a market for an asset is not active and when a price for a transaction is not distressed. Previously required annual disclosures have been extended to interim periods. This guidance was effective for Sterling as of June 30, 2009. See Notes 2 and 13.

In May 2009, the FASB issued guidance on subsequent events that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As a public entity, Sterling is required to evaluate subsequent events through the date its financial statements are issued. Accordingly, Sterling has completed an evaluation of subsequent events through November 2, 2009. These rules became effective for Sterling during its interim period ending after June 15, 2009, and did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance is effective for annual periods ending after November 15, 2009, and is not expected to have a material impact on Sterling’s consolidated financial statements.

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2009
Available for sale
MBS	$2,360,133	$66,115	$(19,783)	$2,406,465
Municipal bonds	61,461	3,559	(1,538)	63,482
Other	25,942	0	(6,530)	19,412

Total	$2,447,536	$69,674	$(27,851)	$2,489,359

Held to maturity
Municipal bonds	$149,518	$7,007	$(815)	$155,710
Other	18,041	0	0	18,041

Total	$167,559	$7,007	$(815)	$173,751

December 31, 2008
Available for sale
MBS	$2,441,908	$27,659	$(49,555)	$2,420,012
Municipal bonds	100,878	7,751	(2,723)	105,906
Short term commercial paper	99,117	0	0	99,117
Other	25,920	0	(11,665)	14,255

Total	$2,667,823	$35,410	$(63,943)	$2,639,290

Held to maturity
Municipal bonds	$154,967	$1,117	$(5,541)	$150,543
Other	20,863	0	0	20,863

Total	$175,830	$1,117	$(5,541)	$171,406

During the nine months ended September 30, 2009 and 2008, Sterling sold available-for-sale investments and MBS and recorded the following results:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(Dollars in thousands)
Nine months ended:
September 30, 2009	$377,355	$15,458	$(3,076)
September 30, 2008	0	0	0

The following table summarizes Sterling’s gross unrealized losses on temporarily impaired investments and MBS as of the dates indicated:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2009
Municipal bonds	$1,002	$(11)	$20,850	$(2,342)	$21,852	$(2,353)
MBS	215,354	(1,483)	211,045	(18,300)	426,399	(19,783)
Other	0	0	18,161	(6,530)	18,161	(6,530)

Total	$216,356	$(1,494)	$250,056	$(27,172)	$466,412	$(28,666)

December 31, 2008
Municipal bonds	$37,682	$(2,003)	$66,223	$(6,261)	$103,905	$(8,264)
MBS	243,401	(4,905)	499,950	(44,650)	743,351	(49,555)
Short term commercial paper	99,117	0	0	0	99,117	0
Other	1	(3)	12,948	(11,662)	12,949	(11,665)

Total	$380,201	$(6,911)	$579,121	$(62,573)	$959,322	$(69,484)

The amortized cost and fair value of available-for-sale and held-to-maturity debt securities as of September 30, 2009, are listed below according to contractual maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$694	$696	$0	$0
Due after one year through five years	3,126	3,165	0	0
Due after five years through ten years	9,358	9,524	256,417	264,069
Due after ten years	154,381	160,366	2,191,119	2,225,290

Total	$167,559	$173,751	$2,447,536	$2,489,359

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired for the period ended September 30, 2009, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. As of September 30, 2009, Sterling held positions in classes of securities negatively impacted by temporary credit market disruptions, including one single-issuer trust preferred security, and 20 private label collateralized mortgage obligations. The trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.6 million compared to an $18.1 million market value, or an unrealized loss of $6.5 million. As of September 30, 2009, the private label collateralized mortgage obligations had an aggregate amortized cost of $229.7 million compared to a $211.4 million market value, or an unrealized loss of $18.3 million. These securities are investment grade, and all are stress-tested monthly for both credit quality and collateral strength. As of September 30, 2009, Sterling expects the return of all principal and interest on all securities within the portfolios pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, nor does Sterling believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See “ – New Accounting Pronouncements.”

3. Allowance for Credit Losses:

The following is an analysis of the changes in the allowances for credit losses:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$208,365	$111,026
Provision	341,114	105,081
Charge-offs	(298,540)	(40,230)
Recoveries	14,981	1,433
Transfers	9,831	(3)

Allowance - loans, September 30,	275,751	177,307

Allowance - unfunded commitments, January 1	21,334	6,306
Provision	0	53
Amounts written off	0	(6)
Transfers	(9,831)	12

Allowance - unfunded commitments, September 30,	11,503	6,365

Total credit allowance	$287,254	$183,672

The increase in the provision stems from higher levels of classified assets and higher loss rates as a result of the recessionary economy. Classified assets include performing substandard loans, nonperforming loans and OREO. The following is a summary of loans and other assets that are not performing in accordance with their original contractual terms:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	646,092	474,172	380,599
Restructured loans	101,437	56,618	1,153

Total nonperforming loans	747,529	530,790	381,752
OREO	81,361	79,875	54,957

Total nonperforming assets	828,890	610,665	436,709
Specific reserves	(9,898)	(19,535)	(37,554)

Net nonperforming assets	$818,992	$591,130	$399,155

Cumulatively, Sterling has written down its nonperforming assets by $386.2 million as of September 30, 2009, compared with write-downs of $207.7 million as of December 31, 2008 and $67.7 million as of September 30, 2008, reflecting lower real estate appraisal values. At September 30, 2009, nonperforming assets include $18.1 million of restructured loans that are performing in accordance with their new terms and are accruing interest, compared with $29.5 million as of December 31, 2008, and none as of September 30, 2008.

At the applicable foreclosure date, other real estate owned is recorded at the fair value of the real estate, less the costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. As of September 30, 2009, the allowance for losses on OREO totaled $10.2 million. Changes in this allowance are as follows for the periods presented:

	Nine months ended September 30,
	2009	2008
	(Dollars in thousands)
Balance, January 1	$17,555	$0
Provision	24,366	163
Charge-offs	(31,747)	0

Balance, September 30	$10,174	$163

4. Goodwill and Other Intangible Assets:

During the three months ended September 30, 2009, Sterling recorded a goodwill impairment charge of $227.6 million, reducing the balance of goodwill to zero, as compared to the December 31, 2008 balance of $227.6 million. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. Sterling records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. As of September 30, 2009, Sterling had other intangible assets related to acquired depository relationships of $23.1 million, as compared to $26.7 million as of December 31, 2008. Other intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment. Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The analysis compares the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed. Sterling’s Community Banking segment was the only reporting unit of Sterling that had any goodwill ascribed to it during 2009.

During the fourth quarter of 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that impairment had occurred, and at that time wrote off $223.8 million of its goodwill. On October 9, 2009, Sterling Savings Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “SSB Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington Department of Financial Institutions (“WDFI”). See Note 14 for further discussion of the SSB Order. Sterling considered the execution of the SSB Order to be a triggering event that required Sterling to test its goodwill for impairment as of September 30, 2009.

In order to determine the fair value of its Community Banking segment, Sterling employed three valuation approaches: the Control Premium approach, the Comparable Transactions approach and the Discounted Cash Flow approach. The Control Premium approach used Sterling’s trading multiples of price-to-earnings, price-to-book value and price-to-tangible book value to estimate the Community Banking segment’s value as if it were publicly traded, with the Community Banking segment’s public equivalent value then adjusted upwards for an appropriate premium to reflect an acquisition of control. The Comparable Transactions approach reflected pricing ratios paid by third parties acquiring control of banking companies with similar characteristics in recent periods, and these multiples were used to develop a range of fair values for acquiring control of the Bank. The Discounted Cash Flow approach determined fair value based on the present value of assumed dividends over a five year period, assuming the Community Banking segment were to remain independent, plus the present value of a terminal value determined based on assumed acquisition pricing for the Community Banking segment at the end of the fifth year. Due to the inability to project future earnings with reasonable certainty, no value was assigned to the Discounted Cash Flow approach. The values derived from the Control Premium approach and the Comparable Transaction approach were considered within the hierarchy prescribed by fair value accounting standards to determine the fair value of the reporting unit. The comparison of the fair value of the reporting unit to its carrying value indicated that potential impairment existed. This was a result of the SSB Order, uncertain near term earnings prospects, and the recent decline in Sterling’s stock price and market capitalization. Sterling then performed the second step of goodwill impairment testing to determine how much, if any, impairment existed. In Step 2, Sterling assigned a fair value to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The Step 2 analysis indicated that the implied fair value of the goodwill was less than the carrying value of goodwill. As a result of this analysis, Sterling wrote off the balance of its goodwill at September 30, 2009.

5. Other Borrowings:

The components of other borrowings are as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Junior subordinated debentures	$245,280	$245,276
Other	3,000	3,000

Total other borrowings	$248,280	$248,276

Sterling has raised capital through the formation of trust subsidiaries (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. The Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities. Sterling is allowed to defer payments of interest on the junior subordinated notes for up to 20 consecutive quarterly periods without triggering an event of default.

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Rate at September 30, 2009			Amount (in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Floating	2.00%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	Floating	1.93		51,547
Sterling Capital Trust VII	June 2006	June 2036	Floating	1.82		56,702
Lynnwood Capital Trust II	June 2005	June 2035	Floating	2.10		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Floating	3.50		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	Floating	3.53		20,619
Sterling Capital Trust IV	May 2003	May 2033	Floating	3.50		10,310
Sterling Capital Trust III	April 2003	April 2033	Floating	3.73		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Floating	3.43		9,462
Klamath First Capital Trust I	July 2001	July 2031	Floating	4.70		15,195

				2.53	%*	$245,280

*	Weighted average rate

6. Shareholders’ Equity:

On December 5, 2008, Sterling issued 303,000 shares of preferred stock and a warrant for 6,437,677 shares of common stock to the U.S. Department of the Treasury for $303.0 million of Capital Purchase Program funds. The preferred stock bears a coupon of 5% for five years, and 9% thereafter. The warrant has a ten year life and an exercise price of $7.06 per share. The initial value allocated to the preferred stock was $292 million, with the remaining $11 million attributed to the warrant. During the third quarter of 2009, Sterling elected to defer the payment of dividends on this cumulative preferred stock. Under the terms of the preferred stock, failure to pay dividends for six dividend periods, whether or not consecutive, would cause the authorized number of directors constituting Sterling’s board of directors to be automatically increased by two, and the holders of the preferred stock, together with the holders of any outstanding parity stock with like voting rights, would be entitled to elect the two additional members of Sterling’s board of directors.

7. Earnings Per Share:

The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended September 30,
	2009			2008
	Net Loss Available to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$(463,725)	51,922,871	$(8.93)	$4,998	51,821,446	$0.10
Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00	0	184,769	0.00
Common stock warrant	0	0	0.00	0	0	0.00

Diluted computations	$(463,725)	51,922,871	$(8.93)	$4,998	52,006,215	$0.10

Antidilutive securities not included in diluted earnings per share:
Common stock options		1,986,471			1,823,738
Common stock warrant		6,437,677			0
Restricted shares		209,793			0

Total antidilutive		8,633,941			1,823,738

	Nine Months September 30,
	2009			2008
	Net Loss Available to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$(522,395)	51,913,907	$(10.06)	$19,549	51,678,981	$0.38
Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00	0	213,919	0.00
Common stock warrant	0	0	0.00	0	0	0.00

Diluted computations	$(522,395)	51,913,907	$(10.06)	$19,549	51,892,900	$0.38

Antidilutive securities not included in diluted earnings per share:
Common stock options		2,009,394			1,700,224
Common stock warrant		6,437,677			0
Restricted shares		223,005			0

Total antidilutive		8,670,076			1,700,224

The Codification requires a two-class method of computing earnings per share for entities that have participating securities such as Sterling’s unvested restricted shares. Application of the two-class method resulted in materially equivalent earnings per share as the application of the treasury method, which is presented above.

8. Non-Interest Expenses:

The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Employee compensation and benefits	$41,924	$39,851	$125,039	$121,874
Occupancy and equipment	12,859	10,829	35,736	33,054
Data processing	5,221	5,179	15,551	15,665
Insurance	6,975	1,869	23,353	5,507
Depreciation	3,566	3,445	10,616	10,516
Advertising	3,077	3,158	8,931	8,975
Legal and accounting	1,439	560	4,494	2,097
Amortization of core deposit intangibles	1,225	1,225	3,674	3,677
Travel and entertainment	1,321	1,586	3,975	5,032
Other	6,285	3,818	14,991	9,677

Non-interest expense before impairment charge	83,892	71,520	246,360	216,074
Goodwill impairment	227,558	0	227,558	0

Total	$311,450	$71,520	$473,918	$216,074

The increase in non-interest expenses was mainly due to goodwill impairment, and an increase in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, including a special FDIC assessment of $5.6 million during the second quarter of 2009. FDIC deposit insurance premiums rose by $17.6 million, or 356%, for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008. The remaining increase mainly reflected expenses related to expanded credit resolution efforts as well as costs associated with the growth of Sterling’s mortgage banking operations.

9. Income Taxes:

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At September 30, 2009, Sterling assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Sterling determined that the negative evidence associated with a projected three year cumulative loss for the period ending December 31, 2009, the recent SSB Order entered into with its regulators, and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, Sterling established a valuation allowance of $143.0 million against its deferred tax asset. After recording the valuation allowance Sterling had a net deferred tax liability of $14.1 million as of September 30, 2009, compared to a net deferred tax asset of $90.1 million as of December 31, 2008. As of September 30, 2009, Sterling has recorded a $52.5 million income tax receivable which represents amounts that can be realized through loss carrybacks to prior tax years and refunds of estimated tax payments.

10. Segment Information:

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended September 30, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$129,744	$6,286	$6,729	$5,776	$233	$148,768
Interest expense	(47,933)	(8,836)	(3,309)	0	(1,631)	(61,709)

Net interest income (expense)	81,811	(2,550)	3,420	5,776	(1,398)	87,059
Provision for credit losses	(116,024)	(74,976)	(4,505)	0	0	(195,505)
Noninterest income	11,891	23	11,347	760	(3,065)	20,956
Noninterest expense	(296,523)	(1,720)	(9,962)	(2,042)	(1,203)	(311,450)

Income (loss) before income taxes	$(318,845)	$(79,223)	$300	$4,494	$(5,666)	$(398,940)

Total assets	$10,134,623	$1,157,089	$577,895	$16,412	(12,529)	$11,873,490

	As of and for the Three Months Ended September 30, 2008
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$140,776	$23,178	$7,407	$4,766	$200	$176,327
Interest expense	(64,739)	(14,529)	(4,144)	0	(2,907)	(86,319)

Net interest income (expense)	76,037	8,649	3,263	4,766	(2,707)	90,008
Provision for credit losses	(25,106)	(10,894)	(950)	0	0	(36,950)
Noninterest income	17,895	1,160	5,417	926	(2,379)	23,019
Noninterest expense	(57,470)	(4,040)	(7,036)	(2,276)	(698)	(71,520)

Income (loss) before income taxes	$11,356	$(5,125)	$694	$3,416	$(5,784)	$4,557

Total assets	$10,537,444	$1,620,553	$495,513	$12,921	$(43,522)	$12,622,909

	As of and for the Nine Months Ended September 30, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$397,175	$25,351	$21,791	$18,412	$689	$463,418
Interest expense	(160,322)	(23,902)	(10,364)	0	(5,804)	(200,392)

Net interest income (expense)	236,853	1,449	11,427	18,412	(5,115)	263,026
Provision for credit losses	(175,559)	(147,441)	(18,114)	0	0	(341,114)
Noninterest income	33,737	270	40,109	2,199	(9,710)	66,605
Noninterest expense	(432,677)	(5,851)	(25,672)	(6,292)	(3,426)	(473,918)

Income (loss) before income taxes	$(337,646)	$(151,573)	$7,750	$14,319	$(18,251)	$(485,401)

Total assets	$10,134,623	$1,157,089	$577,895	$16,412	$(12,529)	$11,873,490

	As of and for the Nine Months Ended September 30, 2008
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$424,878	$84,280	$23,577	$12,690	$527	$545,952
Interest expense	(197,149)	(49,276)	(13,504)	0	(9,809)	(269,738)

Net interest income (expense)	227,729	35,004	10,073	12,690	(9,282)	276,214
Provision for credit losses	(53,900)	(48,150)	(3,030)	0	0	(105,080)
Noninterest income	51,894	3,318	17,537	2,849	(5,919)	69,679
Noninterest expense	(175,723)	(9,942)	(20,300)	(7,106)	(3,003)	(216,074)

Income (loss) before income taxes	$50,000	$(19,770)	$4,280	$8,433	$(18,204)	$24,739

Total assets	$10,537,444	$1,620,553	$495,513	$12,921	$(43,522)	$12,622,909

11. Stock-Based Compensation:

The following is a summary of stock option and restricted stock activity during the nine months ended September 30, 2009:

	Stock Options		Restricted Stock
	Number	Weighted Average Price	Number	Weighted Average Price
Balance, January 1, 2009	1,977,968	$22.41	284,750	$20.17
Granted	183,500	1.85	260,000	1.85
Exercised/vested	0	0.00	(86,500)	19.81
Cancelled/expired	(183,350)	19.89	(3,500)	8.68

Outstanding, September 30, 2009	1,978,118	$20.74	454,750	$9.86

Exercisable, September 30, 2009	1,467,868	$22.17

At September 30, 2009, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 4.0 years and $0, respectively, and of stock options exercisable was 3.7 years and $0, respectively, and at December 31, 2008, were 4.3 years and $0, respectively, and 4.0 years and $0, respectively. As of September 30, 2009, a total of 1,361,535 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2009 have vesting schedules ranging from two to four years. During the nine months ended September 30, 2009 and 2008, the intrinsic value of options exercised were $0 and $2.5 million, respectively, and fair value of options granted were $193,000 and $1.1 million, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Nine Months Ended September 30,
	2009	2008
Expected volatility	72%	30% -33%
Expected term (in years)	4.4	4.3
Expected dividend yield	0.00%	2.14% -3.32%
Risk free interest rate	2.07%	2.93% -3.11%

Stock-based compensation expense recognized during the periods presented was as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$800	$816
Restricted stock	1,404	1,085

Total	$2,204	$1,901

As of September 30, 2009, unrecognized equity compensation expense totaled $5.2 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.0 years. During the nine months ended September 30, 2009, 3,500 stock options were forfeited, and 3,500 shares of restricted stock were forfeited. Any increase in forfeitures would lower the amount of future equity compensation expense to be recognized.

12. Derivatives and Hedging:

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of September 30, 2009, Sterling had $169.5 million of interest rate lock commitments, $84.6 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $264.0 million. In addition Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $52.0 million as of September 30, 2009. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of September 30, 2009 and December 31, 2008, Sterling had entered into best efforts forward commitments to sell $98.2 million and $71.0 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable, offsetting interest rate swap agreements with various counterparties. The agreements impose various requirements on Sterling and include terms that provide for early termination or events of default, including the failure to maintain certain capital ratios or to remain well capitalized. Should Sterling fail to meet specific requirements and a counterparty declare an early termination event, Sterling would settle the swap obligation at fair value and then assume the interest rate risk on the customer interest rate swap as a direct liability. These contracts are carried as an offsetting asset and liability at fair value, and are included in other assets and other liabilities, respectively. As of September 30, 2009 and December 31, 2008, the fair value of these contracts was $5.5 million and $7.5 million, respectively.

13. Fair Value:

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

The carrying amounts and fair values of financial instruments as of the periods indicated, were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$467,939	$467,939	$140,295	$140,295
Investments and MBS:
Available for sale	2,489,359	2,489,359	2,639,290	2,639,290
Held to maturity	167,559	173,751	175,830	171,406
Loans held for sale	187,637	187,637	112,777	112,777
Loans receivable, net	7,968,947	7,714,203	8,807,094	8,944,214
Accrued interest receivable	52,190	52,190	57,306	57,306

Financial liabilities:
Non-maturity deposits	3,549,364	3,319,573	3,459,683	3,237,036
Deposits with stated maturities	4,727,743	4,791,961	4,890,724	4,990,484
Borrowings	2,777,057	2,764,190	3,137,848	3,251,560
Accrued interest payable	26,449	26,449	41,631	41,631

Companies have the option of carrying financial assets and liabilities at fair value, which can be implemented on all or individually selected financial instruments. Effective January 1, 2008, Sterling made this fair value election on newly originated loans held for sale under mandatory delivery programs. After analyzing the effects of carrying held for sale loans at fair value, Sterling elected to apply fair value accounting to all newly originated held for sale loans effective April 1, 2008. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. There was no transition adjustment upon adoption.

The framework for defining and measuring fair value requires that one of three valuation methods be used to determine fair market value: the market approach, the income approach or the cost approach. To increase consistency and comparability in fair value measurements and related disclosures, the standard also creates a fair value hierarchy to prioritize the inputs to these valuation methods into the following three levels:

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

•

Level 3 inputs are significantly unobservable, reflecting the reporting entity’s own assumptions regarding what market participants would assume when pricing a financial instrument. Level 3 inputs are to be used only when Level 1 and Level 2 inputs are not available.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Balance, September 30, 2009:
Investment securities available-for-sale
MBS	$2,406,465	$0	$2,406,465	$0
Municipal bonds	63,482	0	63,482	0
Other	19,412	0	19,412	0

Total investment securities available-for-sale	2,489,359	0	2,489,359	0

Loans held for sale	186,675	0	186,675	0
Other assets - derivatives	9,990	0	4,520	5,470

Total assets	$2,686,024	$0	$2,680,554	$5,470

Other liabilities - derivatives	$5,782	$0	$312	$5,470

Balance, December 31, 2008:
Investment securities available-for-sale
MBS	$2,420,012	$0	$2,420,012	$0
Municipal bonds	105,906	0	105,906	0
Short term commercial paper	99,117	0	99,117	0
Other	14,255	0	14,255	0

Total investment securities available-for-sale	2,639,290	0	2,639,290	0

Loans held for sale	112,191	0	112,191	0
Other assets - derivatives	10,085	0	2,625	7,460

Total assets	$2,761,566	$0	$2,754,106	$7,460

Other liabilities - derivatives	$7,709	$0	$249	$7,460

Investments and mortgage-backed securities have been valued using a matrix pricing technique based on quoted prices for similar instruments, while loans held for sale have been valued using investor quoted pricing inputs. Level 2 derivatives represent mortgage banking interest rate lock and loan delivery commitments, while level 3 derivatives represent interest rate swaps. See Note 12 for a further discussion of these derivatives. Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Mortgage banking operations	$5,174	$813

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

	Total Carrying Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2009
Loans	$520,180	$0	$0	$520,180
Mortgage servicing rights	11,115	0	11,115	0
OREO	58,009	0	0	58,009
Goodwill	0	0	0	0
December 31, 2008
Loans	$296,605	$0	$0	$296,605
Mortgage servicing rights	5,706	0	5,706	0
OREO	60,019	0	0	60,019
Goodwill	227,558	0	0	227,558

The loans disclosed above represent the carrying value of impaired loans at period end. Mortgage servicing rights were written down mainly due to an acceleration of mortgage prepayments. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a non-recurring basis. OREO represents the carrying value after write-downs taken at foreclosure that were charged to the loan loss allowance, as well as specific reserves established subsequent to foreclosure due to updated appraisals. Goodwill is presented at fair value, net of impairment charges. See Note 4.

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

Loans Held for Sale

Sterling has elected to carry loans held for sale at fair value. The fair values are based on investor quotes in the secondary market based upon the fair value of options and commitments to sell or issue mortgage loans. On January 1, 2008, Sterling adopted fair value accounting rules, which give companies the option of carrying their financial assets and liabilities at fair value and can be implemented on all or individually selected financial instruments. Effective January 1, 2008, Sterling elected to apply fair value accounting rules to newly originated loans held for sale under mandatory delivery programs. After analyzing the effects of carrying held for sale loans at fair value, Sterling elected to apply fair value accounting to all newly originated held for sale loans effective April 1, 2008. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. There was no transition adjustment upon adoption. As of September 30, 2009 and December 31, 2008, Sterling had $2.0 million and $585,000, respectively, of loans held for sale that were being reported at the lower of amortized cost or market value.

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

14. Subsequent Events:

On October 9, 2009, Sterling Savings Bank entered into the SSB Order. Among other things, under the terms of the SSB Order, Sterling Savings Bank has agreed to:

•

Have and retain qualified management, and notify the FDIC and the WDFI of any changes in Sterling Savings Bank’s Board of Directors or senior executive officers at least 30 days before the change is intended to be effective and receive notice of nondisapproval from the FDIC and the WDFI of any such change;

•

Assure that its Board of Directors will have on-going participation in Sterling Savings Bank’s affairs, including full responsibility for approving Sterling Savings Bank’s policies and objectives, and supervising Sterling Savings Bank’s activities;

•	Increase by December 15, 2009, Sterling Savings Bank’s Tier 1 capital by at least $300 million and thereafter maintain a Tier 1 leverage ratio of not less than 10%;

•

Within 60 days of the SSB Order, develop and adopt a written capital plan to meet and maintain the capital requirements of the SSB Order, which shall include a contingency plan to be implemented by Sterling Savings Bank upon receipt of notice from the FDIC and WDFI that Sterling Savings Bank has failed to: (i) comply with the capital requirements of the SSB Order; (ii) submit a capital plan acceptable to the FDIC and WDFI; or (iii) implement or comply with the capital plan;

•	Not pay cash dividends or make any other payments or distributions representing a reduction of Sterling Savings Bank capital without the prior written consent of the FDIC and the WDFI;

•

Within 60 days of the SSB Order, review, and revise if necessary, the appropriateness of Sterling Savings Bank’s allowance for loan and lease losses and its a comprehensive policy for determining the appropriate level of the allowance for loan and lease losses;

•	Remedy any deficiency in the allowance for loan and lease losses in the calendar quarter it is discovered and thereafter maintain an adequate allowance for loan and lease losses at all times;

•	Within 60 days of the SSB Order, develop a written plan to systematically reduce the number of nonperforming assets and assets listed on Sterling Savings Bank’s watchlist to an acceptable level;

•

Within 60 days of the SSB Order, develop or revise, and implement a written plan, acceptable to the FDIC and the WDFI, to systematically reduce the number of commercial real estate and acquisition, land development and construction loans;

•

Within 60 days of the SSB Order, adopt and implement a policy prohibiting extensions of additional credit to borrowers with existing credits classified as “Loss,” “Doubtful’ or “Substandard” except in limited circumstances;

•	Within 120 days of the SSB Order, adopt and implement a written three-year strategic plan to improve Sterling Savings Bank’s profitability and risk profile;

•

Within 60 days of the SSB Order, develop or revise, adopt and implement, a written liquidity and funds management policy that addresses liquidity needs and contingency funding and reduces reliance on non-core funding sources;

•

Comply with the interest rate limitations on solicitation and acceptance of brokered deposits under the FDIC’s rules and regulations and submit to the FDIC and the WDFI within 60 days of the SSB Order, a written plan for reducing its reliance on brokered deposits; and

•	Within 35 days of the end of each quarter after the effective date of the SSB Order, provide quarterly written progress reports to the FDIC and the WDFI.

The SSB Order will remain in effect until modified or terminated by the FDIC and the WDFI.

The foregoing description of the SSB Order does not purport to be complete and is qualified in its entirety by reference to the complete copies of the documents attached as Exhibits 10.1, 10.2 and 99.1 to the current report on Form 8-K filed by Sterling with the SEC on October 15, 2009.

The Boards of Directors of Sterling and Sterling Savings Bank are committed to taking all actions necessary to meet each of the requirements of the SSB order in the timeframes as agreed upon with the FDIC. The Boards brought in a new management team to lead the efforts to strengthen Sterling’s capital and liquidity positions, work through problem loans and put into place processes to improve credit quality. The SSB Order formalizes steps that already were underway to restore capital, liquidity and credit quality in order to maintain Sterling’s ability to provide the highest levels of service and safety to the customers and communities served throughout its geographic footprint. Steps immediately being taken by the Boards of Directors include creation of Regulatory Oversight Committees for each of the respective Boards and engaging independent experts to oversee, assist and support actions by the Boards and management to address each requirement of the SSB Order.

On October 14, 2009, Sterling announced the appointment of Sterling director William L. Eisenhart as non-executive Chairman of its Board of Directors. Sterling also appointed J. Gregory “Greg” Seibly, President of Sterling Savings Bank, to serve as acting President and Chief Executive Officer of Sterling and as acting Chief Executive Officer of Sterling Savings Bank and Golf Savings Bank. In addition, Ezra Eckhardt, Executive Vice President and Chief Operating Officer of Sterling Savings Bank, was appointed acting Chief Operating Officer of Sterling and acting President of Sterling Savings Bank. Also, Donn C. Costa, Executive Vice President of Golf Savings Bank, was appointed acting President of Golf Savings Bank. Mr. Seibly’s, Mr. Eckhardt’s, and Mr. Costa’s appointments are subject to review and non-disapproval by Sterling’s regulators, who have been informed of the changes. Mr. Eckhardt will also continue to serve as Chief Operating Officer of Sterling Savings Bank.

Sterling also announced the departure of Harold B. Gilkey, from his positions as Chairman of the Board, President and Chief Executive Officer of Sterling, and as a Director of Sterling and Sterling Savings Bank, and the departure of Heidi B. Stanley from her positions as Chairman of the Board and Chief Executive Officer of Sterling Savings Bank and as a Director of Sterling Savings Bank.

PART I – Financial Information (continued)

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

September 30, 2009

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

Sterling provides personalized, quality financial services and “Perfect Fit” banking products to its customers consistent with its “Hometown Helpful” philosophy. Sterling believes that its dedication to personalized service and relationship banking has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $11.87 billion in total assets as of September 30, 2009, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured deposits from the general public through 178 depository banking offices located in Washington, Oregon, California, Idaho and Montana. In addition, Sterling originates loans through Golf Savings Bank and Sterling Savings Bank residential loan production offices, and through INTERVEST commercial real estate lending offices throughout the western United States. Sterling also markets fixed income and equity products, mutual funds, fixed and variable annuities and other financial products through wealth management representatives located throughout Sterling’s financial service center network.

Sterling’s goal is to be the leading community bank in the West by offering customers a range of highly personalized financial products and services consistent with our “Hometown Helpful”® philosophy. This business model centers on bringing the full product suite of a large regional institution to customers with the personalized service of a local community bank. Sterling’s emphasis on relationship banking is characterized by its focus on delivering consistent high quality service through knowledgeable bankers, fair pricing, a broad range of products and customer convenience. Management believes that this emphasis on relationship banking will increase its commercial and customer deposits, particularly transaction accounts, will provide a more stable source of funding, will enhance its net interest income (the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings) and will increase other fee income, although there can be no assurance in this regard. Sterling’s revenues are derived primarily from interest earned on loans and mortgage-backed securities (“MBS”), fees and service charges, and mortgage banking operations. The operations of Sterling, and banking institutions generally, are influenced significantly by general economic conditions and by policies of its primary regulatory authorities, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Washington State Department of Financial Institutions.

Executive Summary and Highlights

Sterling’s performance and earnings per share continue to be impacted by the economic downturn which has led to higher levels of both classified and nonperforming assets, and higher credit costs, as well as a $227.6 million non-cash charge to reflect the impairment of goodwill, and a $143.0 million non-cash valuation allowance against its deferred tax asset. Sterling reported a net loss of $463.7 million, or approximately $8.93 per common share, for the third quarter of 2009. During the three and nine months ended September 30, 2009, Sterling recorded a provision for credit losses of $195.5 million and $341.1 million, respectively, compared to $37.0 million and $105.1 million, respectively, during the comparable 2008 periods. Expenses associated with the resolution of other real estate owned (“OREO”) and FDIC insurance premiums, including a special assessment, have increased during 2009. Income from mortgage banking operations increased 47% and 75%, respectively, over the three and nine months ended September 30, 2008, reflecting lower prevailing interest rates and new lending initiatives, which led to a significant increase in the volume of residential mortgage originations. The year over year decrease in Sterling’s net interest income and net interest margin for the three and nine month periods primarily reflects a higher level of nonperforming assets (including nonaccrual loans and OREO).

During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated notes, and the regular quarterly cash dividend payments on its $303 million in preferred stock. Sterling is allowed to defer payments of interest on the junior subordinated notes for up to 20 consecutive quarterly periods without triggering an event of default. See Liquidity and Capital Resources.

Subsequent to September 30, 2009, Sterling Savings Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “SSB Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington Department of Financial Institutions (“WDFI”). Under the terms of the agreement, Sterling Savings Bank shall increase its Tier 1 capital by at least $300 million by December 15, 2009, and thereafter maintain a Tier 1 leverage ratio of not less than 10%. See “- Regulation and Compliance.” A management change was announced on October 14, 2009, of the appointment of Sterling director William L. Eisenhart as non-executive Chairman of its Board of Directors, the promotion of J. Gregory “Greg” Seibly to acting President and Chief Executive Officer, and the promotion of Ezra A. Eckhardt to acting Chief Operating Officer. Sterling also announced the departure of Harold B. Gilkey, who co-founded Sterling in 1983, from his roles as Chairman of the Board, President and Chief Executive Officer of Sterling and as a Director of Sterling’s Board, and the departure of Heidi B. Stanley, from her positions as Chairman of the Board and Chief Executive Officer of Sterling Savings Bank and Director of Sterling Savings Bank.

Financial highlights were as follows:

•	Total deposits increased 3% from September 30, 2008 to $8.28 billion.

•	Tier I leverage capital ratio was 7.0%.

•	Allowance for credit losses was 3.48% of loans receivable, up from 2.71% at June 30, 2009.

•	The pace of growth of classified and nonperforming assets has slowed as compared to the June 30, 2009 quarter.

•	Net interest margin was 2.98% for the quarter ended September 30, 2009, an improvement of 11 basis points as compared to the June 30, 2009 quarter.

Company Strategy

Sterling’s goal is to be the leading community bank in the West by offering customers a range of highly personalized financial products and services consistent with our “Hometown Helpful”® philosophy. This business model centers on bringing the full product suite of a large regional institution to customers with the personalized service of a local community bank. A key component of Sterling’s strategy is expanding existing relationships and attracting new customers through its relationship-driven deposit strategy. Sterling is committed to maintaining safe, sound and secure banking practices by maintaining strong capital and liquidity positions and is pursuing strategies that align asset levels and asset mix with capital requirements. In the near term, Sterling is focused on organic deposit growth, asset realignment, strong liquidity and capital management, especially within the current geographic service areas of Sterling’s existing depository branches and financial service centers. In the long term, Sterling’s strategy may include acquiring other financial businesses or branches thereof, or other substantial assets or deposit liabilities. Current market conditions in the banking industry, as well as Sterling’s current capital and regulatory restrictions, may limit acquisition opportunities, and there is no assurance that Sterling will be successful in completing any acquisitions, achieving additional growth or adequately managing capital.

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

The fair value of the underlying collateral for real estate loans, which may or may not be collateral dependent, is determined by using appraisals from qualified external sources. For commercial properties and residential development loans, the external appraisals are reviewed by qualified internal appraisal staff to ensure compliance with appropriate standards and technical accuracy. Updated appraisals are ordered in accordance with regulatory provisions for extensions or restructurings of commercial or residential real estate construction and permanent loans that have not performed within the terms of the original loan. Updated appraisals are also ordered for loans that have not been restructured, but that have stale valuation information and deteriorating credit quality that warrants classification as substandard.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. The slowdown in economic activity could continue to adversely affect cash flows for both commercial and individual borrowers, as a result of which Sterling could experience further increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at September 30, 2009.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired for the period ended September 30, 2009, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. As of September 30, 2009, Sterling held positions in classes of securities negatively impacted by temporary credit market disruptions, including one single-issuer trust preferred security, and 20 private label collateralized mortgage obligations. The trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.6 million compared to an $18.1 million market value, or an unrealized loss of $6.5 million. As of September 30, 2009, the private label collateralized mortgage obligations had an aggregate amortized cost of $229.7 million compared to a $211.4 million market value, or an unrealized loss of $18.3 million. These securities are investment grade, and all are stress-tested monthly for both credit quality and collateral strength. As of September 30, 2009, Sterling expects the return of all principal and interest on all securities within the portfolios pursuant to the contractual terms, has the ability and intent to hold these investments and does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. See “ – New Accounting Pronouncements.”

Fair Value of Financial Instruments. Sterling’s available-for-sale securities portfolio totaled $2.49 billion and $2.64 billion as of September 30, 2009 and December 31, 2008, respectively, and were the most substantial of Sterling’s financial instruments that are carried at fair value. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in-depth collateral analysis and cash flow stress testing.

Loans held for sale are also carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans without having to apply complex hedge accounting. The fair value of loans held for sale is determined based upon an analysis of investor quoted pricing inputs.

Goodwill and Other Intangible Assets. During the three months ended September 30, 2009, Sterling recorded a goodwill impairment charge of $227.6 million, reducing the balance of goodwill to zero, as compared to the December 31, 2008 balance of $227.6 million. Goodwill represents the difference between the value of consideration paid and the fair value of the net assets received in a business combination. Sterling records impairment losses as charges to noninterest expense and adjustments to the carrying value of goodwill. As of September 30, 2009, Sterling had other intangible assets related to acquired depository relationships of $23.1 million, as compared to $26.7 million as of December 31, 2008. Other intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment. Goodwill is tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The analysis compares the fair value of each of the reporting units, including goodwill, to the respective carrying amounts. If the carrying amount of the reporting unit, including goodwill, exceeds the fair value of that reporting unit, then further testing for goodwill impairment is performed. Sterling’s Community Banking segment was the only reporting unit of Sterling that had any goodwill ascribed to it during 2009.

During the fourth quarter of 2008, due to reduced expectations for near term profitability, and the protracted decline in Sterling’s stock price and market capitalization, Sterling determined that impairment had occurred, and at that time wrote off $223.8 million of its goodwill. On October 9, 2009, Sterling Savings Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “SSB Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington Department of Financial Institutions (“WDFI”). See Note 14 for further discussion of the SSB Order. Sterling considered the execution of the SSB Order to be a triggering event that required Sterling to test its goodwill for impairment as of September 30, 2009.

In order to determine the fair value of its Community Banking segment, Sterling employed three valuation approaches: the Control Premium approach, the Comparable Transactions approach and the Discounted Cash Flow approach. The Control Premium approach used Sterling’s trading multiples of price-to-earnings, price-to-book value and price-to-tangible book value to estimate the Community Banking segment’s value as if it were publicly traded, with the Community Banking segment’s public equivalent value then adjusted upwards for an appropriate premium to reflect an acquisition of control. The Comparable Transactions approach reflected pricing ratios paid by third parties acquiring control of banking companies with similar characteristics in recent periods, and these multiples were used to develop a range of fair values for acquiring control of the Bank. The Discounted Cash Flow approach determined fair value based on the present value of assumed dividends over a five year period, assuming the Community Banking segment were to remain independent, plus the present value of a terminal value determined based on assumed acquisition pricing for the Community Banking segment at the end of the fifth year. Due to the inability to project future earnings with reasonable certainty, no value was assigned to the Discounted Cash Flow approach. The values derived from the Control Premium approach and the Comparable Transaction approach were considered within the hierarchy prescribed by fair value accounting standards to determine the fair value of the reporting unit. The comparison of the fair value of the reporting unit to its carrying value indicated that potential impairment existed. This was a result of the SSB Order, uncertain near term earnings prospects, and the recent decline in Sterling’s stock price and market capitalization. Sterling then performed the second step of goodwill impairment testing to determine how much, if any, impairment existed. In Step 2, Sterling assigned a fair value to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination. The Step 2 analysis indicated that the implied fair value of the goodwill was less than the carrying value of goodwill. As a result of this analysis, Sterling wrote off the balance of its goodwill at September 30, 2009.

Other Real Estate Owned. At the applicable foreclosure date, other real estate owned is recorded at the fair value of the real estate, less the cost to sell the real estate. The fair value of OREO is generally determined from appraisals obtained by independent appraisers. Development and improvement costs relating to such property are capitalized to the extent they are deemed to be recoverable.

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

Loans Held for Sale. The majority of loans held for sale are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans without having to apply complex hedge accounting. A small portion of Sterling’s held for sale portfolio is reported at the lower of amortized cost or market value, as the fair value of certain loan types cannot be efficiently estimated. Any loan that management determines will not be held to maturity is classified as held for sale. Loan origination fees, costs and servicing rights are recognized as part of the loan value at origination. The fair value of loans held for sale is determined based upon an analysis of investor quoted pricing inputs. This value is based on quoted prices for similar instruments in both active and inactive markets, therefore, these loans are classified as level 2.

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

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. At September 30, 2009, Sterling assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Sterling determined that the negative evidence associated with a projected three year cumulative loss for the period ending December 31, 2009, the recent SSB Order entered into with its regulators, and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, Sterling established a valuation allowance of $143.0 million against its deferred tax asset. After recording the valuation allowance Sterling had a net deferred tax liability of $14.1 million as of September 30, 2009, compared to a net deferred tax asset of $96.1 million as of December 31, 2008. As of September 30, 2009, Sterling has recorded a $52.5 million income tax receivable which represents amounts that can be realized through loss carrybacks to prior tax years and refunds of estimated tax payments.

Results of Operations

Overview. Sterling reported a net loss attributable to Sterling’s common shareholders of $463.7 million, or $8.93 per common share, compared with net income in last year’s third quarter of $5.0 million or $0.10 per common share. The net loss was $459.4 million before the accrual of $4.3 million in cumulative preferred dividends associated with the U.S. Treasury’s Capital Purchase Program. The net loss available to common shareholders for the nine months ended September 30, 2009 was $522.4 million, or $10.06 per common share, compared with net income of $19.5 million, or $0.38 per common share, for the same period in 2008. The annualized return on average assets was negative 14.98% and positive 0.16% for the three months ended September 30, 2009 and 2008, respectively. The annualized return on average common equity was negative 257.4% and positive 1.7% for the three months ended September 30, 2009 and 2008, respectively. The decrease in net income and performance ratios reflects impairment charges for goodwill and Sterling’s deferred tax asset, elevated credit costs from the provision for credit losses, OREO charges, loss of interest income on nonperforming loans, and increased FDIC premiums, including a special assessment.

Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three and nine months ended September 30, 2009, net interest income was $87.1 million and $263.0 million, respectively, as compared to $90.0 million and $276.2 million, respectively, for the three and nine months ended September 30, 2008. The decrease was primarily due to the increase in nonperforming assets.

Changes in Sterling’s net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume – changes in volume multiplied by comparative period rate;

•	Rate – changes in rate multiplied by comparative period volume; and

•	Rate/volume – changes in rate multiplied by changes in volume.

Net interest margin for each of the last five quarters was as follows:

	Three Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due to:				Nine Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Rate/volume analysis:
Interest income:
Loans	$(7,823)	$(20,089)	$(583)	$(28,495)	$(3,588)	$(25,459)	$(62,982)	$(92,029)
MBS	4,278	(2,068)	(281)	1,929	4,395	(1,074)	5,981	9,302
Investments and cash equivalents	18	(882)	(106)	(970)	1,421	(728)	(207)	486

Total interest income	(3,527)	(23,039)	(970)	(27,536)	2,228	(27,261)	(57,208)	(82,241)

Interest expense:
Deposits	(2,239)	(16,496)	2,240	(16,495)	(2,239)	(16,496)	(25,146)	(43,881)
Borrowings	(4,538)	(4,932)	1,355	(8,115)	(4,538)	(4,932)	(15,995)	(25,465)

Total interest expense	(6,777)	(21,428)	3,595	(24,610)	(6,777)	(21,428)	(41,141)	(69,346)

Changes in net interest income	$3,250	$(1,611)	$(4,565)	$(2,926)	$9,005	$(5,833)	$(16,067)	$(12,895)

Three Months Ended	Tax Equivalent Net Interest Margin
September 30, 2009	2.98%
June 30, 2009	2.87%
March 31, 2009	2.98%
December 31, 2008	2.80%
September 30, 2008	3.04%

Net interest income and net interest margin have been negatively affected by the increase in nonperforming assets. When loans reach nonperforming status, the reversal and cessation of accruing interest has an immediate negative impact on net interest margin. The increase in net interest margin during the third quarter of 2009 compared to the linked quarter was due to a decrease in funding costs.

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

Sterling recorded provisions for losses on loans of $195.5 million and $37.0 million for the three months ended September 30, 2009 and 2008, respectively, and $341.1 million and $105.1 million for the nine months ended September 30, 2009 and 2008, respectively. Sterling has increased its provision for credit losses in response to an increase in the level of classified loans, particularly in the construction portfolio, and increases in loss rates due to reduced appraisal values.

The following table summarizes the allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$208,365	$111,026
Provision	341,114	105,081
Charge-offs	(298,540)	(40,230)
Recoveries	14,981	1,433
Transfers	9,831	(3)

Allowance - loans, September 30,	275,751	177,307

Allowance - unfunded commitments, January 1	21,334	6,306
Provision	0	53
Charge-offs	0	(6)
Transfers	(9,831)	12

Allowance - unfunded commitments, September 30,	11,503	6,365

Total credit allowance	$287,254	$183,672

At September 30, 2009, Sterling’s total classified assets were 10.53% of total assets, compared with 5.32% of total assets at September 30, 2008. The following table describes classified assets by asset type as of the dates indicated:

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Residential real estate	$74,448	$62,785	$31,400	$34,333	$36,863
Multifamily real estate	31,921	22,290	15,814	16,741	7,313
Commercial real estate	81,754	62,184	41,364	37,890	14,931
Construction
Residential construction	527,630	521,984	558,170	548,384	405,753
Multifamily and commercial construction	275,817	256,192	145,629	119,348	17,109

Total construction	803,447	778,176	703,799	667,732	422,862

Consumer - direct and indirect	9,016	7,908	6,816	4,556	4,489
Commercial banking	168,790	192,207	170,678	143,748	130,250

Total classified loans	1,169,376	1,125,550	969,871	905,000	616,708
OREO	81,361	89,721	100,512	79,875	54,795

Total classified assets	$1,250,737	$1,215,271	$1,070,383	$984,875	$671,503

At September 30, 2009, 68% of classified assets were related to construction, the majority of which was residential. The commercial construction and commercial banking loan portfolios have also been affected by the downturn in the housing market. Sterling’s classified assets as of September 30, 2009, included 20 borrowers who each held loans that in aggregate exceeded $10 million, and together constitute 33% of classified assets. Additional information regarding the classified assets of these 20 borrowers as of September 30, 2009 is provided in the following table:

Description	Location	September 30, 2009
		(Dollars in thousands)
Multifamily: 5 loan	Puget Sound, WA & Other OR	43,803
Commercial Construction: 3 loans	Puget Sound, WA & Other WA	43,122
Residential Construction; A&D, land, specs and lots: 11 loans	Puget Sound, WA, OR, CA & UT	38,711
Residential Construction; A&D, land, specs and lots: 62 loans	Portland, OR & Other WA	31,092
Residential Construction; A&D, land, specs and lots: 170 loans	Portland, OR & Vancouver, WA	24,888
Residential Contruction; A&D, land: 3 loans	Puget Sound, WA	24,885
Residential Construction; land, specs and lots: 12 loans	Other OR	20,111
Residential Contruction; specs & lots: 14 loans	Puget Sound, WA	19,293
Commercial Construction: 2 loans	Other OR	19,125
Residential Construction; A&D, specs & lots: 109 loans	Puget Sound, WA	18,075
Commercial Construction: 1 loan	Other WA	17,389
Commerical & residential mix use: 4 loans	Other WA	15,542
Multifamily: 1 loan	Puget Sound, WA	15,371
Multifamily & commerical: 3 loans	Puget Sound, WA	13,112
Multifamily: 1 loan	Other ID	12,650
Residential Construction; A&D, specs & lots: 1 loan	Other ID	12,236
Residential Construction; specs & lots: 68 loans	Puget Sound, WA	12,061
Residential Construction; specs & lots: 24 loans	Portland, OR	10,810
Commercial Construction: 1 loan	CA	10,718
Residential Contruction; specs & lots: 4 loans	Boise, ID	10,021

Total - Classified Assets of top 20 borrowers		$413,015

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

Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, were 6.98% of total assets at September 30, 2009, compared with 3.46% of total assets at September 30, 2008. At September 30, 2009, the delinquency ratio for loans 60 days or more past due was 7.43% of total loans compared to 3.69% of total loans at September 30, 2008. Sterling, like many other financial institutions, has experienced deterioration in the credit quality of residential and commercial construction loans and increases in delinquencies due to declining market values and weakness in housing sales, as well as slower lease-ups of commercial properties in certain of its markets.

The following table summarizes the principal balances of nonperforming assets at the dates indicated:

	Sept 30, 2009	June 30, 2009	Sept 30, 2008
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	646,092	592,450	380,599
Restructured loans	101,437	105,283	1,153

Total nonperforming loans	747,529	697,733	381,752
OREO	81,361	89,721	54,957

Total nonperforming assets	828,890	787,454	436,709
Specific reserves	(9,898)	(24,554)	(37,554)

Net nonperforming assets	$818,992	$762,900	$399,155

At September 30, 2009, nonperforming assets include $18.1 million of restructured loans that are performing in accordance with their new terms and are accruing interest, compared with $29.5 million as of December 31, 2008, and none as of September 30, 2008.

The following table presents nonperforming assets:

	September 30, 2009		December 31, 2008		September 30, 2008
	(Dollars in thousands)
Residential construction
Puget Sound	$134,730	16%	$73,878	12%	$38,128	9%
Portland, OR	124,849	15	117,350	19	92,599	21
Southern California	37,777	5	67,824	11	32,322	7
Boise, ID	23,550	3	23,356	4	41,046	9
Bend, OR	22,926	3	22,136	4	22,793	5
Vancouver, WA	15,504	2	14,486	2	19,704	5
Utah	5,244	1	29,586	5	38,143	9
Other	77,073	9	61,722	10	32,047	7

Total residential construction	441,653	54	410,338	67	316,782	72
Commercial construction	127,306	15	70,607	12	17,715	4
Commercial banking	100,370	12	61,520	10	45,163	10
Residential real estate	68,045	8	46,043	7	35,358	8
Commercial real estate	44,225	5	7,753	1	8,636	2
Multi-family construction	27,414	3	3,894	1	3,894	1
Multi-family real estate	13,474	2	4,757	1	4,133	1
Consumer	6,403	1	5,753	1	5,028	2

Total nonperforming assets (1)	828,890	100%	610,665	100%	436,709	100%

Specific reserves	(9,898)		(19,535)		(37,554)

Total net nonperforming assets (1)	$818,992		$591,130		$399,155

(1)	Net of confirmed losses of $386.2 million for September 30, 2009, $207.7 million for December 31, 2008, and $67.7 million for September 30, 2008.

The $227.9 million increase in nonperforming assets since December 31, 2008 was driven by increases in nonperforming construction, commercial real estate, and commercial banking loans. The $31.3 million increase in residential construction nonperforming loans was primarily in the Puget Sound region. The Puget Sound region is Sterling’s largest market for residential construction and has a higher concentration of vertical construction. The $80.2 million increase in commercial construction is due to slower lease-up rates, which is delaying the stabilization of the property and the borrower’s ability to obtain permanent financing. Cumulatively, Sterling has written down its nonperforming assets by $386.2 million as of September 30, 2009, compared with write-downs of $207.7 million as of December 31, 2008 and $67.7 million as of September 30, 2008. OREO, net of allowances, was $71.2 million at quarter end, compared with $62.3 million at December 31, 2008, and $54.8 million in the year-ago quarter. During the nine months ended September 30, 2009, sales of foreclosed real estate totaled $75.6 million, compared to $6.2 million for the nine months ended September 30, 2008. Weakness in the overall economy has contributed to increased levels of nonperforming assets in the construction, commercial real estate, commercial banking, and residential (primarily non-owner occupied) loan portfolios.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fees and service charges	$15,088	$15,327	$43,806	$45,490
Mortgage banking operations	9,485	6,434	36,525	20,859
Loan servicing fees	1,146	737	1,701	1,286
OREO	(6,475)	102	(29,144)	(242)
BOLI	1,815	1,362	5,221	4,575
Gains on sales of securities	825	0	12,382	409
Other	(928)	(943)	(3,886)	(2,698)

Total	$20,956	$23,019	$66,605	$69,679

The decrease in non-interest income was driven by higher OREO costs, which offset increases in income from mortgage banking operations, and gains on the sale of securities. The elevation in OREO costs reflects losses from the impairment in values of the properties subsequent to repossession, and expenses associated with Sterling’s efforts to resolve problem accounts through foreclosure and liquidation. The mortgage banking segment experienced growth in both the number of originations and the amount of revenue, driven by lower interest rates and recent programs designed to spur lending consistent with the U.S. Department of the Treasury’s Capital Purchase Program. During 2009, Golf Savings Bank has made significant gains in its share of mortgage originations for both new home purchases and refinancings in the states of Washington, Oregon and Idaho. Favorable market conditions provided the opportunity to realize gains within the securities portfolio during 2009. The decrease in fees and service charges was a result of lower loan related fees, including prepayment penalties. In 2008, fees and service charges income benefited from higher financial services commissions reflecting more non-deposit product transactions and higher real estate exchange fees.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Originations of residential mortgage loans	$705,721	$336,392	$2,362,753	$1,123,630
Originations of commercial real estate loans	18,771	68,947	134,729	251,864
Sales of residential mortgage loans	734,082	288,244	2,150,137	1,000,706
Sales of commercial real estate loans	10,000	7,535	28,534	10,528
Principal balances of residential loans serviced for others	953,675	519,754	953,675	519,754
Principal balances of commercial real estate loans serviced for others	1,672,479	1,667,497	1,672,479	1,667,497

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Employee compensation and benefits	$41,924	$39,851	$125,039	$121,874
Occupancy and equipment	12,859	10,829	35,736	33,054
Data processing	5,221	5,179	15,551	15,665
Insurance	6,975	1,869	23,353	5,507
Depreciation	3,566	3,445	10,616	10,516
Advertising	3,077	3,158	8,931	8,975
Legal and accounting	1,439	560	4,494	2,097
Amortization of core deposit intangibles	1,225	1,225	3,674	3,677
Travel and entertainment	1,321	1,586	3,975	5,032
Other	6,285	3,818	14,991	9,677

Non-interest expense before impairment charge	83,892	71,520	246,360	216,074
Goodwill impairment	227,558	0	227,558	0

Total	$311,450	$71,520	$473,918	$216,074

The increase in non-interest expenses was mainly due to goodwill impairment, and an increase in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, including a special FDIC assessment of $5.6 million during the second quarter of 2009. FDIC deposit insurance premiums rose by $17.6 million, or 356%, for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008. The remaining increase mainly reflected expenses related to expanded credit resolution efforts as well as costs associated with the growth of Sterling’s mortgage banking operations.

Income Tax Provision. Sterling recorded a federal and state income tax provision of $60.5 million for the three months ended September 30, 2009, and a benefit of $441,000 for the three months ended September 30, 2008, and a provision of $24.0 million and $5.2 million for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rates were 15% and 10%, respectively, for the three month comparative periods, and 5% and 21%, respectively, for the nine month comparative periods. In September 2009, due to the uncertainty about Sterling’s ability to generate taxable income in the near term, Sterling recorded a valuation allowance of $143.0 million against its deferred tax asset. Sterling will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

Financial Position

Assets. At September 30, 2009, Sterling’s assets were $11.87 billion, down $917.2 million from $12.79 billion at December 31, 2008, with decreases in the loan and securities portfolios, goodwill and deferred tax assets, outweighing growth in cash and the balance of held-for-sale loans.

Investment Securities and MBS. Sterling’s investment and MBS portfolio at September 30, 2009 was $2.66 billion, a decrease of $158.2 million from the December 31, 2008 balance of $2.82 billion, due to principal repayments, maturities and sales exceeding purchases. On September 30, 2009, the investment and MBS portfolio had an unrealized gain of $41.7 million versus an unrealized loss of $28.4 million at December 31, 2008.

Loans Receivable. At September 30, 2009, net loans receivable were $7.97 billion, compared to $8.81 billion at December 31, 2008, and $9.07 billion at September 30, 2008. The contraction in Sterling’s loan portfolio reflects charge-offs, Sterling’s goal of reducing construction loans as a percent of its total loan portfolio, and a lessening of demand for credit in the current economy. At the end of the third quarter of 2009, residential construction loans represented 12% of Sterling’s loan portfolio, compared with 18% at the end of the third quarter of 2008. Over the last year, residential construction loans decreased by $696.0 million to $988.8 million at September 30, 2009.

The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated. Loan balances exclude deferred loan origination costs and fees, and allowances for loan losses:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$862,526	10%	$867,384	10%
Multifamily real estate	525,580	6	477,615	5
Commercial real estate	1,406,977	17	1,364,885	15
Construction:
Residential	988,827	12	1,455,860	16
Multifamily	264,399	3	324,818	4
Commercial	654,840	8	754,017	8

Total Construction	1,908,066	23	2,534,695	28
Consumer - direct	812,695	10	859,222	10
Consumer - indirect	355,936	4	389,298	4
Commercial banking	2,380,888	30	2,532,158	28

Gross loans receivable	8,252,668	100%	9,025,257	100%

Net deferred origination fees	(7,970)		(9,798)
Allowance for losses on loans	(275,751)		(208,365)

Loans receivable, net	$7,968,947		$8,807,094

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2009	December 31, 2008	September 30, 2008	September 2009	September 2008
	(Dollars in thousands)
Residential real estate	$705,721	$341,043	$336,392	$2,362,753	$1,123,630
Multifamily real estate	12,781	39,026	20,047	79,416	131,949
Commercial real estate	18,771	74,989	68,947	134,729	251,864
Construction:
Residential	5,182	33,984	61,018	23,830	349,938
Multifamily	0	13,050	9,574	0	12,324
Commercial	13,550	35,350	26,630	30,533	157,405

Total construction	18,732	82,384	97,222	54,363	519,667
Consumer - direct	50,811	48,815	72,313	162,491	277,948
Consumer - indirect	24,420	30,935	43,819	91,025	159,242
Commercial banking	58,282	102,672	120,785	251,536	439,306

Total loans originated	$889,518	$719,864	$759,525	$3,136,313	$2,903,606

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

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$818,281	10	$449,060	5
Noninterest-bearing checking	1,011,443	12	897,198	11
Savings and money market demand accounts	1,719,640	21	2,113,425	25
Time deposits	4,727,743	57	4,890,724	59

Total deposits	$8,277,107	100%	$8,350,407	100%

Annualized cost of deposits		1.97%		2.91%

During 2009, there was a shift of uninsured savings and money market account balances to FDIC insured interest bearing transaction accounts. This was related to changes in the collateralization requirements associated with uninsured public funds deposits and Sterling’s participation in the FDIC voluntary expanded insurance program, which provides, without charge to depositors, full guarantee on non-interest bearing and certain interest-bearing transaction accounts held by any depositor, regardless of dollar amount. Total deposits declined since December 31, 2008, mostly as a result of a reduction in brokered and public deposits, which was partially offset by an increase in retail deposits. The increase in retail deposits reflects Sterling’s simplification of product offerings, more convenient branch hours for customers, fair pricing, and enhanced internal sales training.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements and other borrowings to fund assets and meet deposit withdrawal requirements. During the nine months ended September 30, 2009, these borrowings decreased a total of $360.8 million, consistent with Sterling’s strategy of reducing total assets to manage its capital position.

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

The difference between a financial institution’s interest rate sensitive assets (i.e., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the specific time period) is commonly referred to as its “interest rate sensitivity gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. During 2008 and for the first two quarters of 2009, Sterling was “asset sensitive.” As of September 30, 2009, under the most likely interest rate scenario, Sterling moved to a “liability sensitive” position, with a higher level of deposits and borrowings potentially re-pricing faster in the short term than interest earnings assets.

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up 100 and 200 basis points. Based on the current interest rate environment, downward interest rate shocks do not generate meaningful results. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this interest rate shock simulation as of September 30, 2009 and December 31, 2008 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	September 30, 2009 % Change in Net Interest Income	December 31, 2008 % Change in Net Interest Income
+200	(4.7)	3.6
+100	(0.2)	2.2
Static	0.0	0.0
-100	N/A	N/A

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up 100 and 200 basis points. Based on the current interest rate environment, downward interest rate shocks do not generate meaningful results. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this EVE simulation at September 30, 2009 and December 31, 2008 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	At September 30, 2009 % Change in EVE	At December 31, 2008 % Change in EVE
+200	(10.0)	(3.8)
+100	1.4	(2.7)
Static	0.0	0.0
-100	N/A	N/A

Sterling occasionally enters into customer-related financial derivative transactions primarily consisting of interest rate swaps. Risk exposure from customer positions is managed through transactions with other broker dealers. As of September 30, 2009, Sterling has not entered into asset/liability related derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors, as a viable alternative in the asset and liability management process.

Liquidity and Capital Resources

Sterling’s primary sources of funds are: customer deposits; wholesale funds from commercial banks, the FHLB, and the Federal Reserve; the collection of principal and interest primarily from loans, as well as from mortgage backed securities; and the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities.

Sterling Savings Bank and Golf Savings Bank actively manage their liquidity in an effort to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. This is balanced with the need to maximize yield on alternative investments. The liquidity ratio may vary from time to time, depending on economic conditions, deposit fluctuations and loan funding needs.

Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans or purchasing assets such as MBS and investment securities. These borrowings include advances from the FHLB, reverse repurchase agreements, primary and secondary credits and term auction facilities from the Federal Reserve, and federal funds purchased. Sterling had access to $3.24 billion and $3.23 billion of additional liquidity from all sources as of September 30, 2009 and December 31, 2008, respectively. In 2009, certain states have increased the collateralization requirements for uninsured public funds. The increased collateralization requirements required that Sterling pledge additional collateral, which reduced Sterling’s collateral available for liquidity. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At September 30, 2009 and December 31, 2008, these credit lines represented a total borrowing capacity of $2.47 billion and $2.92 billion, of which $907.9 million and $1.33 billion was available, respectively. At September 30, 2009 and December 31, 2008, Sterling had $1.04 billion and $1.09 billion in outstanding borrowings under reverse repurchase agreements, respectively. Sterling had unpledged securities available for additional secured borrowings of approximately $1.19 billion and $548.9 million as of September 30, 2009 and December 31, 2008, respectively.

Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. The terms of certain of Sterling’s borrowings and reverse repurchase agreements that Sterling has entered into, impose various requirements on Sterling, including the requirement to remain well capitalized. As a result of the SSB Order, Sterling may be deemed to have triggered an event of default with regard to fully collateralized, structured reverse repurchase agreements valued at approximately $500 million. A notice of early termination, if received due to a default, could result in the recognition of approximately $45 million in additional costs related to settlement of the borrowings at current fair value. Sterling has an additional $500 million of fully collateralized, structured reverse repurchase agreements that may generate similar costs, if Sterling were required to settle the agreements pursuant to an event of default. Certain MBS pledged against these borrowings, if sold, may result in securities gains that could mitigate these settlement costs. Should these actions occur, Sterling’s interest costs would be reduced and these actions may improve its Tier 1 leverage capital ratio in the future, although there can be no assurance that these improvements will occur. At September 30, 2009, Sterling also had $3.0 million of borrowings in the form of a subordinated debenture. While the debenture remains in place in accordance with its original terms, it bears a default rate of interest of 7.75% since Sterling has defaulted on certain covenants regarding regulatory actions.

As of September 30, 2009 and December 31, 2008, Sterling also had $52.7 million and $69.0 million, respectively, of federal funds purchased and discount window borrowings, which are short term borrowings from correspondent banks and the Federal Reserve. Through the Federal Reserve’s 12th District Bank, Sterling Savings Bank participates in the Borrower in Custody Program which allows Sterling Savings Bank to borrow against certain pledged loans on an overnight basis. Golf Savings Bank can borrow under the Borrower in Custody Program for terms ranging from overnight to 90 days. Golf Savings Bank is also eligible to participate in the Term Auction Facility which allows Golf Savings Bank to bid on funds to be borrowed for terms of 28 to 84 days. Following receipt of the SSB Order, Sterling may be required to provide a higher level of collateral for any funds that Sterling borrows from the Federal Reserve or its other funding sources. Any additional collateral requirements or limitations on Sterling’s ability to access additional funding sources are expected to have a negative impact on Sterling’s liquidity.

On December 5, 2008, Sterling completed the sale of 303,000 shares of preferred stock and issued a warrant to purchase 6,437,677 shares of Sterling’s common stock to the U.S. Department of the Treasury, raising total proceeds of $303 million. The $303 million in proceeds are treated as Tier 1 capital. The 303,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), issued by Sterling will pay a cumulative compounding dividend of 5% per year for the first five years and will reset to a rate of 9% per year after five years. During the third quarter 2009, Sterling elected to defer the payment of dividends on this cumulative preferred stock. Under the terms of the preferred stock, failure to pay dividends for six dividend periods, whether or not consecutive, would cause the authorized number of directors constituting Sterling’s board of directors to be automatically increased by two and the holders of the preferred stock, together with the holders of any outstanding parity stock with like voting rights, would be entitled to elect the two additional members of Sterling’s board of directors. Subject to approval by Sterling’s banking regulators, the Preferred Shares may be redeemed by Sterling at their issue price, plus all accrued and unpaid dividends. In addition to the Preferred Shares, the Treasury Department received a warrant with a ten year exercise period to purchase 6,437,677 shares of Sterling common stock at an exercise price of $7.06 per share. The initial value allocated to the preferred stock was $292 million, with the remaining $11 million attributed to the warrant. The allocation was based on the relative fair value for the preferred stock and the warrant, respectively, to the total fair value of the combined preferred stock and warrant. The fair value of the preferred stock was estimated using a discounted cash flow methodology at an assumed market equivalent rate of 12%, with 20 quarterly payments over a five year period. The fair value of the warrant was estimated using the Black-Scholes option pricing model, with assumptions of 50% volatility, a risk-free rate of 2.68%, a yield of 6.53% and an estimated life of 10 years. The value attributed to the warrant is being accreted as a discount on the preferred stock using the effective interest method over five years.

Sterling, on a parent company-only basis, had cash of approximately $26.0 million and $86.2 million at September 30, 2009 and December 31, 2008, respectively. Sterling’s total investment in Sterling Saving Bank as of September 30, 2009 was $847.8 million compared to $1.25 billion as of December 31, 2008, with the decrease due to losses during the period. Sterling’s investment in Sterling Savings Bank consisted of $414.7 million of common stock and $433.1 million of preferred stock as of September 30, 2009 and $865.8 million of common stock and $383.1 million of preferred stock as of December 31, 2008. Sterling’s total investment in Golf Savings Bank was $60.7 million as of both September 30, 2009 and December 31, 2008. Sterling received cash dividends from Sterling Savings Bank of $9.7 million and $28.6 million during the nine months ended September 30, 2009 and 2008, respectively, and from Golf Savings Bank of $606,000 and $0 for the same respective periods. Sterling Savings Bank’s and Golf Savings Bank’s ability to pay dividends is generally limited by their earnings, financial condition, capital requirements, and applicable regulatory requirements. As of September 30, 2009, Sterling’s subsidiary banks were not paying dividends to Sterling.

Sterling has had the ability to secure additional capital through the capital markets, including the issuance of capital securities (“Trust Preferred Securities”) to investors. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. During the third quarter of 2009, Sterling elected to defer payments of interest on the Junior Subordinated Debentures. Sterling may defer such interest payments for up to 20 consecutive quarterly periods without triggering an event of default.

The availability and cost of capital is partially dependent on Sterling’s credit ratings. In May 2009, citing “elevated levels of nonperforming loans, recent poor operating performance and the prospect for continued losses for the remainder of 2009,” Fitch Ratings (“Fitch”) downgraded Sterling’s credit ratings, changing the outlook to negative from watch negative, and its individual rating to D from C. In August, Fitch further downgraded Sterling to D/E from D upon announcement by Sterling of its election to defer interest payments on its trust preferred borrowings and dividends on its preferred stock issued to the U.S. Treasury Department under the Capital Purchase Program.

In July 2009, Sterling filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This registration statement replaces Sterling’s prior shelf registration statement, and increases the amount of money that Sterling may raise under the registration statement. Sterling may issue up to an aggregate of $500 million of equity, debt, or other types of securities from time to time and through one or more methods of distribution. The SSB Order requires Sterling to raise at least $300 million of capital by December 15, 2009 and thereafter maintain a Tier 1 leverage ratio of not less than 10%. There can be no assurance that Sterling will continue to be able to access the capital markets in the future.

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

The reserve for unfunded commitments as of September 30, 2009 was $11.5 million, and as of December 31, 2008 was $21.3 million, with the decline due to Sterling reducing the amount of unfunded commitments on nonperforming loans. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of September 30, 2009, Sterling had $169.5 million of interest rate lock commitments, $84.6 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $264.0 million. In addition Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $52.0 million as of September 30, 2009. As of December 31, 2008, Sterling had $75.4 million of interest rate lock commitments, $71.8 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $114.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $1.4 million as of December 31, 2008. As of September 30, 2009 and December 31, 2008, Sterling had entered into best efforts forward commitments to sell $98.2 million and $71.0 million of mortgage loans, respectively.

Sterling enters into interest rate swap derivative contracts with customers. The interest rate risk on these contracts is offset by entering into comparable, offsetting interest rate swap agreements with various counterparties. The agreements impose various requirements on Sterling and include terms that provide for early termination or events of default, including the failure to maintain certain capital ratios or to remain well capitalized. Should Sterling fail to meet specific requirements and a counterparty declare an early termination event, Sterling would settle the swap obligation at fair value and then assume the interest rate risk on the customer interest rate swap as a direct liability. These contracts are carried as an offsetting asset and liability at fair value, and are included in other assets and other liabilities, respectively. As of September 30, 2009 and December 31, 2008, the fair value of these contracts was $5.5 million and $7.5 million, respectively.

Capital

Sterling’s total shareholders’ equity decreased $475.2 million to $665.8 million during the nine months ended September 30, 2009 from $1.14 billion at December 31, 2008, reflecting the net loss, including noncash charges of $227.6 million for the impairment of goodwill, the $143.0 million valuation allowance against Sterling’s deferred tax asset, and the preferred stock dividends under the U.S. Department of the Treasury CPP Program, partially offset by a gain on the available for sale securities portfolio.

At September 30, 2009 and December 31, 2008, Sterling had an unrealized gain of $41.7 million and an unrealized loss of $28.4 million, respectively, on investment securities and MBS classified as available for sale. Fluctuations in prevailing interest rates and other market factors continue to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity and may continue to do so in future periods. Shareholders’ equity was 5.61% of total assets at September 30, 2009 compared with 8.92% at December 31, 2008.

As of both September 30, 2009 and December 31, 2008, Sterling had $245.3 million outstanding of various series of Trust Preferred Securities issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and can qualify as Tier 1 capital, but are subject to certain limitations, including the Federal Reserve capital distribution limitations. As of September 30, 2009, Sterling had $24.8 million of Trust Preferred Securities that were being excluded from its Tier 1 capital, compared to $0 being excluded as of December 31, 2008.

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. Sterling’s management intends to enhance the capital resources and regulatory capital ratios of Sterling and its banking subsidiaries through the retention of an adequate amount of earnings and the management of the level and mix of assets, although there can be no assurance in this regard. At September 30, 2009, each of the companies exceeded all such regulatory capital requirements and were “well capitalized” pursuant to such regulations. Subsequent to September 30, 2009, under the SSB Order, Sterling Savings Bank’s regulators have directed Sterling Savings Bank to increase its overall capital levels and, in particular, are requiring Sterling Savings Bank to increase its Tier 1 leverage ratio to 10.0% by December 15, 2009. As a result of this capital maintenance provision, Sterling Savings Bank is no longer deemed to be well capitalized. Since Sterling Savings Bank is no longer deemed to be well capitalized it must comply with interest rate limitations on the solicitation of retail deposits and cannot accept brokered deposits. The following table sets forth their respective capital positions at September 30, 2009:

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$479,214	4.0%	$599,017	5.0%	$837,600	7.0%
Sterling Savings Bank	456,818	4.0%	271,020	5.0%	781,475	6.8%
Golf Savings Bank	21,981	4.0%	27,476	5.0%	62,741	11.4%
Tier 1 (to risk-weighted assets)
Sterling	351,564	4.0%	527,346	6.0%	837,600	9.5%
Sterling Savings Bank	337,683	4.0%	506,524	6.0%	781,475	9.3%
Golf Savings Bank	13,408	4.0%	20,112	6.0%	62,741	18.7%
Total (to risk-weighted assets)
Sterling	703,129	8.0%	878,911	10.0%	977,464	11.1%
Sterling Savings Bank	675,365	8.0%	844,207	10.0%	892,163	10.6%
Golf Savings Bank	26,816	8.0%	33,521	10.0%	66,961	20.0%

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - replacement of FAS 162” (the “Codification”). The Codification supersedes all existing accounting and reporting standards other than the rules of the SEC. Updates to the Codification are being issued as Accounting Standards Updates, which will also provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. The Codification became effective for Sterling for the interim period ending September 30, 2009, and did not have a material impact on its consolidated financial statements.

In December 2007, the FASB updated the standard on business combinations, establishing principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Depending on the level of future acquisitions, this accounting standard may have a material effect on Sterling, mainly in regards to the valuation of loans, and the treatment for acquisition costs.

In February 2008, the FASB issued a staff position on transfers of financial assets and repurchase financing transactions. For linked transactions, a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. This guidance was effective for Sterling as of January 1, 2009, and did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued a standard on disclosure requirements for derivative instruments and hedging activities. This section of the Codification requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was effective for Sterling as of January 1, 2009, and did not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued a staff position on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are required to be included in computing basic and diluted earnings per share under the two-class method. This guidance was effective for Sterling as of January 1, 2009, and did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued staff positions on the recognition and presentation of Other-Than-Temporary Impairment (“OTTI”), determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, and interim disclosures about fair value of financial instruments. For debt securities, the guidance differentiates credit driven and market driven OTTI. Only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The balance of the impairment loss would be recognized as a charge to other comprehensive income. A non-credit related OTTI charge to other comprehensive income for securities classified as held to maturity will be amortized from accumulated other comprehensive income back to the security over the securities remaining life. Financial statement presentation will require segregation of accumulated comprehensive income for non-credit OTTI charges on held to maturity and available for sale securities from other components of accumulated comprehensive income. Additional guidance was included for the determination of whether a market for an asset is not active and when a price for a transaction is not distressed. Previously required annual disclosures have been extended to interim periods. This guidance was effective for Sterling as of June 30, 2009. See Notes 2 and 13.

In May 2009, the FASB issued guidance on subsequent events that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As a public entity, Sterling is required to evaluate subsequent events through the date its financial statements are issued. Accordingly, Sterling has completed an evaluation of subsequent events through November 2, 2009. These rules became effective for Sterling during its interim period ending after June 15, 2009, and did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance is effective for annual periods ending after November 15, 2009, and is not expected to have a material impact on Sterling’s consolidated financial statements.

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

Sterling must pay applicable FDIC insurance premiums with respect to its deposits that are eligible for FDIC insurance. After the passage of the EESA, the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. Effective April 1, 2009, the FDIC changed the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and made certain technical and other changes to these rules. The increase in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Sterling. The FDIC is required by law to return the insurance reserve ratio to a 1.15 percent ratio no later than the end of 2016. As of June 30, 2009, that ratio was 0.22 percent. In May 2009, as part of the FDIC’s effort to rebuild the Deposit Insurance Fund, the FDIC Board of Directors imposed a special assessment of 5 basis points on each insured financial institution’s total assets, less Tier 1 capital as of June 30, 2009. On September 29, 2009, the FDIC voted to adopt an increase in the risk-based assessment rate effective beginning January 1, 2011, by a uniform three-basis points. In addition, the FDIC adopted a Notice of Proposed Rulemaking that would mandate that all insured institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, when they pay their risk-based deposit insurance assessment for the third quarter of 2009. The proposed rule would allow the FDIC to exercise its discretion under certain circumstances to exempt an institution from the prepayment requirements and would also allow insured depository institutions to apply to the FDIC for an exemption from the prepaid requirement if certain conditions exist. Under the proposed rule, Sterling would be required to prepay approximately $107 million of deposit insurance assessment to the FDIC.

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

On October 9, 2009, Sterling Savings Bank entered into the SSB Order. Among other things, under the terms of the SSB Order, Sterling Savings Bank has agreed to:

•

Have and retain qualified management, and notify the FDIC and the WDFI of any changes in Sterling Savings Bank’s Board of Directors or senior executive officers at least 30 days before the change is intended to be effective and receive notice of nondisapproval from the FDIC and the WDFI of any such change;

•

Assure that its Board of Directors will have on-going participation in Sterling Savings Bank’s affairs, including full responsibility for approving Sterling Savings Bank’s policies and objectives, and supervising Sterling Savings Bank’s activities;

•	Increase by December 15, 2009, Sterling Savings Bank’s Tier 1 capital by at least $300 million and thereafter maintain a Tier 1 leverage ratio of not less than 10%;

•

Within 60 days of the SSB Order, develop and adopt a written capital plan to meet and maintain the capital requirements of the SSB Order, which shall include a contingency plan to be implemented by Sterling Savings Bank upon receipt of notice from the FDIC and WDFI that Sterling Savings Bank has failed to: (i) comply with the capital requirements of the SSB Order; (ii) submit a capital plan acceptable to the FDIC and WDFI; or (iii) implement or comply with the capital plan;

•	Not pay cash dividends or make any other payments or distributions representing a reduction of Sterling Savings Bank capital without the prior written consent of the FDIC and the WDFI;

•

Within 60 days of the SSB Order, review, and revise if necessary, the appropriateness of Sterling Savings Bank’s allowance for loan and lease losses and its a comprehensive policy for determining the appropriate level of the allowance for loan and lease losses;

•	Remedy any deficiency in the allowance for loan and lease losses in the calendar quarter it is discovered and thereafter maintain an adequate allowance for loan and lease losses at all times;

•	Within 60 days of the SSB Order, develop a written plan to systematically reduce the number of nonperforming assets and assets listed on Sterling Savings Bank’s watchlist to an acceptable level;

•

Within 60 days of the SSB Order, develop or revise, and implement a written plan, acceptable to the FDIC and the WDFI, to systematically reduce the number of commercial real estate and acquisition, land development and construction loans;

•

Within 60 days of the SSB Order, adopt and implement a policy prohibiting extensions of additional credit to borrowers with existing credits classified as “Loss,” “Doubtful’ or “Substandard” except in limited circumstances;

•	Within 120 days of the SSB Order, adopt and implement a written three-year strategic plan to improve Sterling Savings Bank’s profitability and risk profile;

•

Within 60 days of the SSB Order, develop or revise, adopt and implement, a written liquidity and funds management policy that addresses liquidity needs and contingency funding and reduces reliance on non-core funding sources;

•

Comply with the interest rate limitations on solicitation and acceptance of brokered deposits under the FDIC’s rules and regulations and submit to the FDIC and the WDFI within 60 days of the SSB Order, a written plan for reducing its reliance on brokered deposits; and

•	Within 35 days of the end of each quarter after the effective date of the SSB Order, provide quarterly written progress reports to the FDIC and the WDFI.

The SSB Order will remain in effect until modified or terminated by the FDIC and the WDFI.

The foregoing description of the SSB Order does not purport to be complete and is qualified in its entirety by reference to the complete copies of the documents attached as Exhibits 10.1, 10.2 and 99.1 to the current report on Form 8-K filed by Sterling with the SEC on October 15, 2009.

The Boards of Directors of Sterling and Sterling Savings Bank are committed to taking all actions necessary to meet each of the requirements of the SSB order in the timeframes as agreed upon with the FDIC. The Boards brought in a new management team to lead the efforts to strengthen Sterling’s capital and liquidity positions, work through problem loans and put into place processes to improve credit quality. The SSB Order formalizes steps that already were underway to restore capital, liquidity and credit quality in order to maintain Sterling’s ability to provide the highest levels of service and safety to the customers and communities served throughout its geographic footprint. Steps immediately being taken by the Boards of Directors include creation of Regulatory Oversight Committees for each of the respective Boards and engaging independent experts to oversee, assist and support actions by the Boards and management to address each requirement of the SSB Order.

Forward-Looking Statements

From time to time, Sterling and its executive management have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be contained in this report and in other documents that Sterling files with the Securities and Exchange Commission. Such statements may also be made by Sterling and its executive management in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

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

This list of factors is not complete and additional information about the risks of Sterling achieving results suggested by any forward-looking statements may be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Sterling’s Annual Report on Form 10-K, as updated periodically in Sterling’s filings with the SEC.

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

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, before deciding to invest in, or retain, shares of our common stock. In addition, based upon recent circumstances, Sterling has updated its list of risk factors, as included below. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

We incurred significant losses over the last four quarters and may continue do so in the future and we can make no assurances as to when we will be profitable.

Over the four quarters ending September 30, 2009, we incurred a net loss available to common shareholders of $878.7 million, or a loss of $16.92 per common share, primarily due to a $569.6 million provision for credit losses, a $451.3 million charge for goodwill impairment and the establishment of a $143.0 deferred tax asset valuation allowance. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs throughout 2009 and 2010, which would continue to have an adverse impact on our financial condition and results of operations and the value of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.

Our banking subsidiary, Sterling Savings Bank, has consented to the issuance of a Cease and Desist Order by the FDIC and the WDFI and Sterling expects to consent to the issuance of a similar order by the Federal Reserve.

On October 9, 2009, Sterling Savings Bank consented to the issuance of the SSB Order by the FDIC and the WDFI. Pursuant to the SSB Order, Sterling Savings Bank is required to take certain actions, including: raising additional capital; reducing the number of nonperforming assets; reducing the number of commercial real estate and land development loans; restricting extensions of additional credit to borrowers with classified loans; implementing a liquidity and funds management policy that addresses liquidity needs and reduces reliance on non-core funding sources; and complying with interest rate limitations on deposits.

Sterling anticipates that it will also be requested to consent to the issuance of a similar order by the Federal Reserve. Sterling expects that it will be required to ensure that Sterling Savings Bank complies with the SSB Order requirements. Sterling also expects to be subject to additional Federal Reserve requirements, including restrictions against: paying dividends; repurchasing outstanding stock; making distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; incurring or guaranteeing any debt; disposing of any assets; appointment of directors or senior executive officers; indemnification and severance payments and affiliate transactions.

The requirements and restrictions of the SSB Order and any order issued by the Federal Reserve are judicially enforceable and the failure of Sterling or Sterling Savings Bank to comply with such requirements and restrictions may subject Sterling and Sterling Savings Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for Sterling Savings Bank; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders.

The SSB Order may result in a loss of deposits, which would have a negative impact on our liquidity.

From the public announcement of the SSB Order to October 31, 2009, Sterling Savings Bank has experienced a reduction in retail deposits in the amount of approximately $141 million. The decrease is primarily due to normal monthly deposit fluctuations although Sterling believes that the public announcement of the SSB Order has also contributed to the decrease. There can be no assurance that the SSB Order will not result in additional deposit outflows that could have a material adverse impact on our liquidity.

The SSB Order limits the types of funding sources on which we may rely and may have a negative impact on our liquidity.

Pursuant to the terms of the SSB Order, we may not accept, renew or roll over any brokered deposits, and are required to submit a plan that reduces our reliance on non-core funding sources and reduces our level of brokered deposits. The reduction in the level of brokered deposits, even according to their regular maturity dates, may have a negative impact on our liquidity within the near term. Furthermore, we are now required to provide a higher level of collateral for any funds that we borrow from the Federal Reserve, and we may be required to provide additional collateral to our other funding sources as well. Any additional collateral requirements or limitations on our ability to access additional funding sources are expected to have a negative impact on our liquidity.

We have recently had turnover in our senior management team and this turnover could have a negative impact on our future results of operations.

Our success depends substantially on the skill and abilities of our senior management team. On October 14, 2009, Sterling announced the departure of the Chief Executive Officer of Sterling and the Chief Executive Officer of Sterling Savings Bank. In connection with the departure of these officers, Sterling promoted the President of Sterling Savings Bank to the position of acting Chief Executive Officer of Sterling, and as acting Chief Executive Officer of Sterling Savings Bank and Golf Savings Bank. Sterling also promoted the Chief Operating Officer of Sterling Savings Bank to the position of acting Chief Operating Officer of Sterling and acting President of Sterling Savings Bank. These promotions remain subject to receipt of non-disapproval from Sterling’s regulators, who have been advised of the appointments. There is no assurance that the regulators will approve these appointments and we cannot assure you that this new management team will be successful in executing our strategy and improving our current results of operations.

We may be deemed to be in default with regard to certain of our borrowing agreements as a result of the receipt of the SSB Order.

Certain borrowing agreements that we have entered into require Sterling to remain well capitalized under regulatory requirements. As a result of the SSB Order, Sterling currently may be deemed to be in default with regard to approximately $500 million of these reverse repurchase agreements and may also be deemed to be in default with regard to an additional $500 million of such borrowings in the future. A declaration of default by the counterparties to these agreements could result in the counterparties requesting an early termination payment, which could subject Sterling to additional costs based on the fair value of the borrowings at the date of the early termination.

Our estimated allowance for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected.

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan losses charged to our expenses and represents management’s best estimate of incurred losses within our existing portfolio of loans. Our quarterly provision for credit losses totaled $195.5 million for the period ended September 30, 2009, as compared to $79.7 and $65.9 million for the periods ended June 30, 2009 and March 31, 2009. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, which have been increasing in light of recent economic conditions. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Our expense relating to the additional provision for credit losses could increase substantially. In addition, bank regulatory agencies periodically review the adequacy our allowance for loan and lease losses as part of their examination process, and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. Any such increases in the allowance for loan and lease losses may have a material adverse effect on our results of operations, financial condition and the value of our common stock.

A large percentage of our loan portfolio is construction, non-owner occupied commercial real estate and one- to four-family residential real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

Approximately 57% of our loan portfolio is construction, non-owner occupied commercial real estate and one- to four-family residential real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs and provisions for credit losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the provision for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects. Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also have a negative impact on our financial condition. In addition, we may face risks associated with our real estate lending under various federal, state and local environmental laws that impose certain requirements on the owner or operator of a property.

We have a concentration in higher risk commercial real estate loans.

We have a high concentration in commercial real estate loans. Commercial real estate loans are defined as construction loans, loans secured by owner occupied and non-owner occupied commercial real estate, and loans secured by multifamily (5 or more) residential properties. Following this definition, at September 30, 2009, approximately 65% of our loan portfolio can be classified as commercial real estate lending. Commercial real estate loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. Also, many of our commercial real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We have a concentration in higher risk commercial loans.

We have a high concentration in commercial loans. Sterling’s Commercial Banking Group provides a full range of credit products to small and medium-sized businesses and to individuals, including lines of credit, receivable and inventory financing and equipment loans. At September 30, 2009, approximately 11% of our loan portfolio can be classified as commercial lending. Commercial loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. In addition, unlike residential mortgage loans, commercial loans generally depend on the cash flow from the business to service the debt. Cash flow may be significantly affected by general economic conditions. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The effects of the current economic recession have been particularly severe in our primary market areas in the Pacific Northwest and Northern California.

Substantially all of our loans are to businesses and individuals in Washington, Oregon, Idaho and California. The Pacific Northwest is home to some of the nation’s highest unemployment rates and major employers in Washington, Oregon and Idaho have recently implemented substantial employee layoffs or scaled back growth plans. Severe declines in housing prices and property values have been particularly acute in our primary market areas. The State of California continues to face fiscal challenges, the long-term effects of which on California’s economy cannot be predicted. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, and further reducing the value of assets and collateral associated with our existing loans.

A rapid change in interest rates could make it difficult to maintain our current net interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Asset and Liability Management”.

Our banking operations are subject to extensive governmental regulation and further regulatory actions against us may impair our operations or restrict our growth.

We and our subsidiaries are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the Deposit Insurance Fund, rather than shareholders. Sterling Savings Bank is a Washington state-chartered commercial bank and Golf Savings Bank is a Washington state-chartered savings bank, both of which are primarily regulated by the Washington Department of Financial Institutions. Our banking subsidiaries are also subject to the supervision by and the regulations of the FDIC, and the state agencies for the states in which they conduct business. In addition, Sterling is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the SEC, and subject to the listing standards of the NASDAQ Global Select Market.

Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the Federal Reserve Board. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth and impose monetary penalties, which could severely limit or end our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	The level of capital that must be maintained;

•	The kinds of activities that can be engaged in;

•	The kinds and amounts of investments that can be made;

•	The locations of our financial centers;

•	Sources of funding available to us;

•	Composition of our management team and board;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	How much cash we must set aside as reserves for deposits.

Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. As discussed above, Sterling Savings Bank consented to the issuance of the SSB Order and we anticipate that we will be requested to consent to the issuance of a similar order by the Federal Reserve. These regulatory actions may have a material adverse effect on our ability to operate our bank subsidiaries and execute our strategy.

Difficult market conditions have adversely affected and may continue to have an adverse effect on our industry.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than two years. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have had a negative impact on the performance of mortgage loans and have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We expect to face increased regulation of our industry, including as a result of EESA and ARRA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and may, in turn, have a negative impact on the reliability of the process.

•

We will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	There may be downward pressure on our stock price.

•	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	We may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The majority of our assets are loans, which if not repaid would result in losses to our subsidiary banks in excess of loss allowances.

Our subsidiary banks, like other lenders, are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. Underwriting and documentation controls are not designed to prevent all losses. Continued downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—”Results of Operations” and “Asset and Liability Management.”

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, pursuant to the SSB Order, Sterling Savings Bank is required to raise at least $300 million in capital by December 15, 2009 and thereafter maintain its Tier 1 leverage capital ratio at or above 10.0%. Sterling is required to act as a source of strength to Sterling Savings Bank, and we expect the Federal Reserve will require us to ensure Sterling Savings Bank’s compliance with the SSB Order. However, if market conditions worsen significantly from those that we currently anticipate, or other unexpected events occur, we may in the future need to raise additional capital to maintain such levels and/or to support our growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, we may be deemed to be in noncompliance with the SSB Order and our ability to maintain our operations and pursue our business strategy could be materially impaired.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could have a detrimental impact on our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. Our liquidity may also be adversely affected if the FDIC’s temporary transaction account guarantee program is not extended. The program is currently scheduled to expire on June 30, 2010.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns, or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus, increasing our funding costs.

We may have reduced access to wholesale funding sources.

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs, and our profitability would be adversely affected. In addition, Sterling Savings Bank may not accept, renew or roll over any brokered deposit unless it has requested and received non-objection from the FDIC and pursuant to the SSB Order, must eliminate its reliance on brokered deposits. Sterling Savings Bank also would be required to receive written prior approval from the FDIC as a condition to any issuance of guaranteed debt under the FDIC’s Temporary Liquidity Guarantee Program.

Sterling may realize losses on its investment securities in future periods if management decides not to hold the investments to recovery, there is a change in management’s or the rating agencies’ assessment of credit risk on individual securities, or a change in regulatory or accounting requirements.

As of September 30, 2009, Sterling held positions in classes of securities considered impaired because their fair value was less than their amortized cost basis. These securities included one single-issuer trust preferred security, and 20 private label collateralized mortgage obligations. These securities are investment grade, and all are stress-tested monthly for both credit quality and collateral strength. Although Sterling has no intent to sell the securities and it is not more likely than not that Sterling will be required to sell the securities before their anticipated recovery, there is no assurance that events may not occur where Sterling would choose to or may be required to sell the securities. If Sterling chooses to or is required to sell these investments before a recovery of the entire cost basis of the securities, then Sterling may recognize a loss on the securities.

As a bank holding company that conducts substantially all of our operations through our banking subsidiaries, Sterling Savings Bank and Golf Savings Bank, our ability to pay dividends, repurchase our shares or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiaries.

Sterling Financial Corporation is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends paid from our banking subsidiaries. There are legal limitations on the extent to which our banking subsidiaries may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. Our inability to receive dividends from our banking subsidiaries would adversely affect our business, financial condition, results of operations and prospects.

Our net income depends primarily upon our banking subsidiaries’ net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits). The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. All of those factors affect our banking subsidiaries’ ability to pay dividends to the holding company.

Various statutory provisions restrict the amount of dividends our banking subsidiaries can pay to us without regulatory approval. Our banking subsidiaries may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of our banking subsidiaries and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. Under Washington law, our banking subsidiaries may make a distribution, including payment of dividends, only if, after giving effect to the distribution, in the judgment of the board of directors: (a) the corporation would be able to pay its debts as they become due in the usual course of business; and (b) the corporation’s total assets would at least equal the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Under the SSB Order, Sterling Savings Bank is currently required to obtain the prior written consent of the FDIC and the WDFI before paying any cash dividend or any other form of payment or distribution representing a reduction of capital.

Our growth strategy has included, and in the future may include mergers and acquisitions, which could create integration risks.

Since 2003, we have completed the acquisition and integration of seven other financial institutions. If factors beyond management’s control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

There can be no assurance that recently enacted legislation authorizing the U.S. government to inject capital into financial institutions and purchase assets from financial institutions will help stabilize the U.S. financial system.

EESA was signed into law on October 3, 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, invest in preferred stock of financial institutions and purchase mortgages, MBS and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA and any subsequent legislation to stabilize the financial markets and a continued worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Because of our participation in TARP, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends.

On December 5, 2008, in exchange for an aggregate purchase price of $303,000,000, we issued and sold to the U.S. Treasury, pursuant to the TARP CPP, the following: (i) 303,000 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a par value of $1.00 per share and liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 6,437,677 shares of our common stock, with a par value of $1.00 per share (the “Warrant”). Pursuant to the terms of a Letter Agreement, which incorporates the Securities Purchase Agreement—Standard Terms between Sterling and the U.S. Treasury (together the “Letter Agreement”), our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. On August 19, 2009, Sterling announced the deferral of dividend payments on the Series A Preferred Stock and we are therefore currently restricted from paying dividends on our common stock. Further, we are not permitted to increase dividends on our common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the U.S. Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.

Because of our participation in TARP, we are subject to restrictions on compensation paid to our executives.

Pursuant to the terms of the TARP CPP, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds an investment in us. These standards generally apply to our five most highly compensated senior executive officers, including our Chief Executive Officer and Chief Financial Officer, and certain of these restrictions also apply to our ten most highly compensated senior executives. The standards include, among other things:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;
•

a required clawback of any bonus or incentive compensation paid to a senior executive officer or one of the next twenty most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	a prohibition on making golden parachute payments to senior executive officers;
•	an agreement not to deduct for tax purposes annual compensation in excess of $500,000 for each senior executive officer; and
•	limitations on bonuses and incentive compensation.

In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Because of our participation in TARP, we are subject to restrictions on our ability to repurchase our shares.

Because of our participation in TARP, our ability to repurchase our shares is restricted. The U.S. Treasury’s consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the U.S. Treasury unless all of the Series A Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividends. On August 19, 2009, Sterling announced the deferral of dividend payments on the Series A Preferred Stock and we are therefore currently restricted from repurchasing our shares.

Federal and state governments could pass legislation responsive to current credit conditions.

We could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount that our subsidiary banks’ borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits our subsidiary banks’ ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The financial services industry is highly competitive.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, brokerages, mortgage companies and savings institutions. We also face competition from credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may have an adverse impact on future earnings and growth.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past two years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

A substantial decline in the value of our Federal Home Loan Bank (“FHLB”) common stock may result in an other-than-temporary impairment charge.

We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was approximately $100.7 million as of September 30, 2009. On January 30, 2009, the FHLB announced that in light of the other-than-temporary impairment analysis it was still completing for the fourth quarter of 2008, it was deferring the declaration of its fourth quarter dividend. Consequently, for this and other reasons, there is a risk that our investment in common stock of the FHLB could be deemed other than temporarily impaired at some time in the future, which would adversely affect our earnings and the value of, or market for, our common stock.

Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, will decrease our earnings.

In May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of Sterling’s total assets minus Tier 1 capital as of June 30, 2009. This represents a charge of approximately $5.6 million, which was recorded as a pre-tax charge during the second quarter of 2009. On September 29, 2009, the FDIC voted to adopt an increase in the risk-based assessment rate effective beginning January 1, 2011, by three-basis points. In addition, the FDIC adopted a Notice of Proposed Rulemaking that would mandate that all insured institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, when they pay their risk-based deposit insurance assessment for the third quarter of 2009. The proposed rule would allow the FDIC to exercise its discretion under certain circumstances to exempt an institution from the prepayment requirements and would also allow insured depository institutions to apply to the FDIC for an exemption from the prepaid requirement if certain conditions exist. Under the proposed rule, Sterling would be required to prepay approximately $107 million of deposit insurance assessment to the FDIC. Any such future assessments will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Our business is highly reliant on technology and our ability to manage the operational risks associated with technology.

We depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss such as civil fines or damage claims from privacy breaches and adverse customer experience. Risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in the controls used by vendors.

Changes in accounting standards may have a material impact on how we report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can have a material impact on how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3	Defaults Upon Senior Securities

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders

Sterling held a Special Meeting of Shareholders (the “Meeting”) on September 21, 2009. The following matters were submitted to a vote of the security holders of Sterling at the Meeting:

(1)	Amendment of Sterling’s Restated Articles of Incorporation to increase the number of authorized shares of Sterling common stock from 100,000,000 to 750,000,000 shares. The proposal received the following votes:

Votes for:	33,043,838	Against:	11,318,795	Abstentions:	242,174

(2)	Approval of the adjournment of the special meeting, if necessary, to solicit additional proxies, in the event there are not sufficient votes at the time of the special meeting to approve the proposed amendment to the Restated Articles of Incorporation. The proposal received the following votes:

Votes for:	33,618,944	Against:	10,706,211	Abstentions:	279,654

Item 5	Other Information

Item 6	Exhibits

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

STERLING FINANCIAL CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

November 2, 2009	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

Exhibit Index

Exhibit No.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling's Amendment No. 1 to Sterling’s Registration Statement on Form S-3 dated May 8, 2009, and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.2 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated September 21, 2009, and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated January 6, 2009, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3, as well as Exhibits 4.2, 4.3 and 4.4 below.

4.2	Form of Common Stock Certificate. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated July 20, 2009, and incorporated by reference herein.

4.3	Form of Series A Preferred Stock Certificate. Filed as Exhibit 4.6 to Sterling’s Registration Statement on Form S-3 dated January 6, 2009, and incorporated by reference herein.

4.4	Form of Warrant to Purchase Series A Preferred Shares issued to the United States Department of the Treasury. Filed as Exhibit 4.2 to Sterling’s current report on Form 8-K filed on December 8, 2008, and incorporated by reference herein.

4.5	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-1