Form 10-K/A
period 2009-12-31
STERLING FINANCIAL CORP /WA/
filed 2010-04-30
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

COMMISSION FILE NUMBER 001-34696

STERLING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1572822
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 North Wall Street, Spokane, Washington 99201

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (509) 458-3711

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($1.00 par value)	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 26, 2010 was 52,178,573.

DOCUMENTS INCORPORATED BY REFERENCE

None

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2009 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Sterling Financial Corporation (“Sterling,” “we” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Form 10-K”), to add information required in Part III of our Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosures as presented in the Original Form 10-K, except for Parts III and IV thereof, as referenced herein.

The information in Part III referred to above was to be incorporated into our Original Form 10-K by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders. Our Proxy Statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year, December 31, 2009, and we are therefore filing this Form 10-K/A so that such information is incorporated within the required time period.

Additionally, we are revising Part IV, Item 15 to incorporate by reference the exhibits we filed with our Original Form 10-K and to include Exhibits 31.1, 31.2, 32.1 and 32.2, the certifications by our principal executive officer and principal financial officer, which, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed as exhibits to this Form 10-K/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS OF STERLING FINANCIAL CORPORATION

Our Board of Directors is responsible for the supervision of the overall affairs of Sterling. During fiscal 2009, individuals serving on the Board included Harold B. Gilkey, William W. Zuppe, Katherine K. Anderson, Ellen R.M. Boyer, William L. Eisenhart, James P. Fugate, James B. Keegan, Jr., Robert D. Larrabee, Donald J. Lukes and Michael F. Reuling. Mr. Lukes, Mr. Gilkey and Mr. Keegan resigned from the Board in April, October and December of 2009, respectively. In March 2010, the Board of Directors announced the appointments of Sterling Savings Bank Directors Creigh H. Agnew, Ned M. Barnes, Rodney W. Barnett, Thomas H. Boone, Kermit K. Houser, Marcus C. Lampros, Dianne E. Spires and William J. Wrigglesworth to serve as members of the Sterling Board of Directors. The appointments followed a determination by Sterling’s Board of Directors that having members of the Sterling Savings Bank Board serve on the Sterling Board would enhance communication between Sterling and Sterling Savings Bank without increasing board-related expenses and without placing additional demands on management. The Sterling Board of Directors therefore increased the number of members to 16 and appointed the members of the Sterling Savings Bank Board of Directors to also serve on the Sterling Board of Directors, subject to regulatory approval, which has been received for all appointments.

If the recapitalization transactions announced by Sterling on April 27, 2010 are completed, Sterling expects that Scott Jaeckel, Managing Director of Thomas H. Lee Partners, L.P., would join the Board of Directors, subject to prior regulatory approval.

The term of each Director below will expire at the 2010 Annual Meeting of Shareholders. If re-elected at such meeting, their terms will expire in 2011. The Directors are elected annually. Although Sterling does not have a formal policy with regard to the diversity of the Board of Directors, Sterling does seek to ensure that candidates reflect a variety of professional experience, education, skills, regional business connections, differences of viewpoint, and other individual qualities. The biographical information provided below for each Director also identifies the Director qualifications that led the Board of Directors to conclude that the respective person should serve as a Director of Sterling. The following sets forth information as to the individuals who currently serve as our Directors.

Creigh H. Agnew

Ms. Agnew, 58, has served as a Director of Sterling since March 2010 and as a Director of Sterling Savings Bank since January 2006. Ms. Agnew retired as Vice President of Government Affairs and Corporate Contributions for Weyerhaeuser Company of Federal Way, Washington. Ms. Agnew is the past chair of the Association of Washington Business, the state’s chamber of commerce. Ms. Agnew is also a Member of the University of Washington-Tacoma advisory board and serves on the Board of Directors of the South King County Multi-Service Center. Washington State Governor Christine Gregoire

appointed Ms. Agnew to serve on the Workforce Training and Education Coordinating Board in 2007. Ms. Agnew graduated from the University of Washington in 1973 and received her Masters degree in Public Administration from the University of Washington in 1979. Ms. Agnew also attended the Senior Managers in Government program at the John F. Kennedy School of Government at Harvard University.

Director Qualifications: Management experience; government affairs and legislative experience; regional political experience; strong community leadership experience; and relationships with the Puget Sound business community.

Katherine K. Anderson

Ms. Anderson, 52, has served as a Director of Sterling since her appointment in December, 2007 and currently serves as the Chair of Sterling’s Personnel Committee. She has served as the Chief Financial Officer for the Seattle Opera since 2005. Ms. Anderson previously operated her own consulting practice, providing interim chief financial officer services to companies in a variety of industries. She was formerly Vice President and Controller of First Interstate Bank of Washington and has served in various capacities on the national board of Financial Executives International since 2001. She has been a Certified Public Accountant since 1986 and is a member of the Washington Society of CPAs. Ms. Anderson received her Bachelor’s degree from Humboldt State University in 1984. She is also a graduate of the Pacific Coast Banking School at the University of Washington.

Director Qualifications: Financial management experience; accounting education, certification and experience; multiple industry business experience; and relationships with the Puget Sound business community.

Ned M. Barnes

Mr. Barnes, 73, has served as a Director of Sterling since his appointment in March 2010 and previously served as a Director of Sterling from its inception until January 2006. He has also served as Secretary of Sterling Savings Bank since 1981 and as a Director of Sterling Savings Bank since 1983. Mr. Barnes is also a Director of Sterling Savings Bank’s wholly owned subsidiary INTERVEST-Mortgage Investment Company. Mr. Barnes is a Principal in the law firm of Witherspoon, Kelley, Davenport & Toole, P.S. of Spokane, Washington, which he joined in 1965. Mr. Barnes’ law practice emphasizes the areas of real estate, banking and corporate law. He is a member of the Board of Directors of the Spokane Community Mental Health Center. He is also Trustee on the City of Spokane Library Board. Mr. Barnes graduated from the University of Minnesota in 1958, earning a degree in Business Administration. He received his Juris Doctor degree from the University of Washington in 1961.

Director Qualifications: Legal experience; banking industry experience; real estate industry experience; business administration education; and relationships with the Spokane business community.

Rodney W. Barnett

Mr. Barnett, 66, has served as a Director of Sterling since March 2010 and previously served as a Director from its inception until April 2007. He has also served as a Director of Sterling Savings Bank since 1981. He is President and General Manager of Carr Sales Company, an electrical supply firm in Spokane, Washington. Mr. Barnett is also a past Director of the National Association of Electrical Distributors. Mr. Barnett received a degree in Business Administration as well as a Juris Doctor degree from Gonzaga University.

Director Qualifications: Management experience; construction industry experience; relationships with construction industry trade associations; and relationships with the Spokane business community.

Thomas H. Boone

Mr. Boone, 69, has served as a Director of Sterling since March 2010 and previously served as a Director from 2000 until February 2006. Mr. Boone has also served as a Director of Sterling Savings Bank since 1998. Mr. Boone is an attorney, shareholder and President of the law firm of Boone Karlberg, P.C. of Missoula, Montana. He is a past member and President of the Missoula YMCA Board of Directors and the Western Montana Bar Association, a past Director and President of the Missoula County Scholarship Fund, a Director and President of the Missoula Symphony Association and a past member of the Board of Visitors for the University of Montana School of Law. Mr. Boone graduated from Harvard College and received his Juris Doctor degree from Harvard Law School. Mr. Boone was a member of the Board of Directors of Big Sky Bancorp, Inc., which merged with Sterling in November 1998.

Director Qualifications: Legal experience; banking industry experience; real estate industry experience; and relationships with the Missoula business community.

Ellen R.M. Boyer

Ms. Boyer, 50, has served as a Director of Sterling since her appointment in December 2007 and currently serves as the Chair of Sterling’s Audit Committee. She currently holds the position of Chief Operating Officer and Chief Financial Officer at Kibble & Prentice, where she has been employed since 2002. Kibble & Prentice is an insurance and financial services company that provides a single source for property casualty insurance, employee benefits, retirement plan services, executive benefits and business continuation services. Ms. Boyer previously served as the Chief Financial Officer for several technology companies in the Pacific Northwest. Ms. Boyer has been a Certified Public Accountant since 1984 and received her Bachelor’s degrees from Oregon State University in 1982.

Director Qualifications: Financial management experience; accounting experience; insurance and financial services experience; business operations experience; and relationships with the Puget Sound business community. The Board has determined that Ms. Boyer is an “audit committee financial expert” as defined by the SEC.

William L. Eisenhart

Mr. Eisenhart, 58, has served as a Director of Sterling since his appointment in January 2004, as Chairman of the Board of Directors since October 2009 and currently serves as Chair of Sterling’s Regulatory Oversight Committee. He serves as an independent financial consultant to privately held and publicly traded companies on investment banking matters. Previously, Mr. Eisenhart was a Managing Director at Dain Bosworth, Inc., in Seattle, Washington, a Partner in Corporate Finance for Cable Howse & Ragen in Seattle, Washington, and Vice President of Corporate Finance at Goldman, Sachs & Company in New York City. Currently, he serves as a member of the Finance Committee of the YMCA of Greater Seattle, and is Co-Chair of the Schools and Scholarship Committee of the Harvard Club of Seattle. Mr. Eisenhart received a Bachelor’s degree from Harvard College and a Master of Business Administration degree from the University of Chicago.

Director Qualifications: Financial management experience; investment banking experience; financial services experience; relationships with the Puget Sound business community; and Master of Business Administration degree.

James P. Fugate

Dr. Fugate, 77, has served as a Director of Sterling since 1989. He is the retired Superintendent of Auburn School District No. 408. Dr. Fugate is a former Director of Central Evergreen Savings & Loan Association. Dr. Fugate received a Bachelor’s and Master’s degree from Central Washington State University. He received his Ph.D. from the University of Idaho in 1970.

Director Qualifications: Management experience; banking experience; relationships with health services community; and relationships with Puget Sound business community.

Kermit K. Houser

Mr. Houser, 66, has served as a Director of Sterling since his appointment in March 2010. Mr. Houser has also served as a Director of Sterling Savings Bank since his appointment in 2004. Mr. Houser was President and Chief Executive Officer of Klamath First Bancorp which merged with Sterling in January 2004. Mr. Houser was previously employed in various capacities by the Bank of America from 1983 to November 2000. Mr. Houser has 33 years of experience in banking, and has been an active member of numerous civic and community organizations. Mr. Houser received his Bachelor’s degree from California State University in 1971. He is also a graduate of the Pacific Coast Banking School at the University of Washington.

Director Qualifications: Management experience; banking experience; and relationships with the Klamath Falls business community.

Marcus Lampros

Mr. Lampros, 51, has served as a Director of Sterling since his appointment in March 2010 and has served as a Director of Sterling Savings Bank since January 2006. Mr. Lampros is the Vice President and Owner of Lampros Steel, Inc., LSI Plate

and Plate Sales, all located in Portland, Oregon. Mr. Lampros is also Vice President, Controller and Owner of Alliance Steel Distributors, located in Vancouver, Washington. He is responsible for organizing the operations of all four companies. Currently, he serves as a Board Member of Meals on Wheels in the Portland area. Mr. Lampros is the past President of the Steel Service Center Institute for the Portland area chapter. Mr. Lampros received a Bachelor of Arts degree in Business from Oregon State University in 1981.

Director Qualifications: Management experience; business experience; business degree; and relationships with the Portland business community.

Robert D. Larrabee

Mr. Larrabee, 75, has served as a Director of Sterling since its inception. Mr. Larrabee also served as a Director of Sterling Savings Bank from 1983 until December 2005. Mr. Larrabee is the owner of Merchant Mortuary Group in Clarkston, Washington. He is also a former Director of Laurentian Capital Corporation, a former Director of Lewis and Clark Savings & Loan Association and a past President of the Board of Regents of the University of Washington. Mr. Larrabee received a degree in Mortuary Science from The California College of Mortuary Science in 1958.

Director Qualifications: Management experience; business experience; and relationships with the Clarkston business community.

Michael F. Reuling

Mr. Reuling, 63, has served as a Director of Sterling since his appointment in December 2006 and currently serves as Chair of Sterling’s Governance/Nominating Committee. He has been a self-employed real estate development consultant in Boise, Idaho since retiring as Vice Chairman of Albertson’s, Inc., a national supermarket/superdrugstore company, in 2001. Additionally, he has been a Senior Advisor to Clarion Consulting, a real estate consulting firm based in Irvine, California, since April of 2009. Mr. Reuling received a Bachelor’s degree from Carleton College in Northfield, Minnesota in 1968 and a Juris Doctorate from the University of Michigan in Ann Arbor, Michigan in 1971.

Director Qualifications: Management experience; real estate industry experience; relationships with real estate community; and relationships with the Boise business community.

J. Gregory “Greg” Seibly

Mr. Seibly, 46, has served as a Director and Chief Executive Officer of Sterling since his appointment became effective in November 2009. His appointments as President of Sterling and as Chief Executive Officer and a Director of Sterling Savings Bank and Golf Savings Bank became effective in December 2009. Mr. Seibly began serving as acting President and Chief Executive Officer of Sterling and Sterling Savings Bank, subject to regulatory approval, in October 2009 and previously served as President of Sterling Savings Bank beginning in January 2009. In 2007 Mr. Seibly joined Sterling as Executive Vice President and Chief Production Officer with more than 20 years of experience in the financial industry. Before joining Sterling, Mr. Seibly was the President of U.S. Bank – California. He has also held executive-level positions in commercial banking at Wells Fargo Bank and in healthcare finance at Bank of America. Mr. Seibly currently serves on the Executive Board of the Boy Scouts of America – Inland Northwest Council and the Board of the United Way of Greater Spokane. He received his Bachelor’s degree in business administration and finance from Indiana University.

Director Qualifications: Management experience; banking experience; relationships within banking industry; finance experience; finance degree; business degree; and relationships with the Spokane business community.

Dianne E. Spires

Ms. Spires, 55, has served as a Director of Sterling since her appointment in March 2010. Ms. Spires has also served as a Director of Sterling Savings Bank since her appointment in 2004. Ms. Spires is a Partner at the accounting firm of Rusth, Spires & Menefee, LLP, Klamath Falls, Oregon. She has been a licensed CPA since 1980 and is a member of the American Institute of Certified Public Accountants and the Oregon Society of Certified Public Accountants. Ms. Spires is the Past President of the United Way of Klamath Basin and currently serves on the Board of Directors for EagleRidge High School. She received her Bachelor’s degree in Business from the University of California, Berkeley, in 1976.

Director Qualifications: Accounting education, certification and experience; and relationships with the Klamath Falls business community.

William J. Wrigglesworth

Mr. Wrigglesworth, 56, has served as a Director of Sterling since March 2010 and has served as a Director of Sterling Savings Bank since January 2006. Mr. Wrigglesworth is the President and Chief Executive Officer of the Payne Financial Group, Inc., a large regional insurance brokerage firm based in Montana with additional offices in Idaho and Washington. Mr. Wrigglesworth is a member of the Board of Trustees of Greater Spokane Incorporated and the Board of Regents of Gonzaga University. He is also a former President of YMCA of the Inland Northwest, Big Brothers & Sisters of Spokane County, Gonzaga Preparatory School and Gonzaga Alumni Association. Mr. Wrigglesworth received a degree in finance from Gonzaga University in 1975.

Director Qualifications: Management experience; finance experience; finance degree; and relationships with the Spokane business community.

William W. Zuppe

Mr. Zuppe, 68, has served as a Director of Sterling since its inception and served as Chairman and as a member of the Board of Sterling Savings Bank from October 2003 until January 2009. Mr. Zuppe served as President and Chief Operating Officer of Sterling since its inception until December 2007 and served as Director, President and Chief Operating Officer of Sterling Savings Bank from 1981 until October 2003, when he was promoted to lead Sterling Savings Bank as Chairman of the Board and Chief Executive Officer. Mr. Zuppe co-founded Sterling Savings Bank in 1981. Mr. Zuppe also served on the Board of Directors of Golf Savings Bank from July 2006 until December 2007. Mr. Zuppe brought to Sterling Savings Bank 18 years of mortgage lending experience as Vice President of Bancshares Mortgage Company and Manager of Loan Administration of Sherwood & Roberts, Inc. of Walla Walla, Washington, a mortgage banking company. Mr. Zuppe is past Chairman of the Board for America’s Community Bankers, a national trade association. He is past Chairman of the Washington Savings League Board of Directors and past member of the Federal Reserve Board — Thrift Institutions Advisory Council.

Director Qualifications: Sterling management experience; banking experience; mortgage lending experience; relationships within banking industry and trade organizations; relationships with banking regulators; and relationships with the Spokane business community.

EXECUTIVE OFFICERS

In addition to Mr. Seibly, the named executive officers of Sterling are Daniel G. Byrne, Donn C. Costa, Ezra A. Eckhardt and Debbie L. Steck (the “Named Executive Officers”). Prior to their departure from Sterling, Harold B. Gilkey and Heidi B. Stanley were both Named Executive Officers during 2009. Each of the Named Executive Officers are deemed to be executive officers pursuant to the rules of the SEC. Each Executive Officer has held his or her present position for the past five years except as otherwise stated.

Daniel G. Byrne

Mr. Byrne, 55, serves as Executive Vice President-Finance, Chief Financial Officer and Assistant Secretary of Sterling and Assistant Secretary of Sterling Savings Bank and Golf Savings Bank. He has served in these capacities with Sterling and Sterling Savings Bank, since he joined Sterling in 1983. Mr. Byrne is also the Assistant Secretary and Treasurer of INTERVEST-Mortgage Investment Company. Before joining Sterling, Mr. Byrne was employed by the accounting firm of Coopers & Lybrand in Spokane, Washington. He is a past Lieutenant Governor of Kiwanis International. Mr. Byrne is a past member of the Board of Trustees of Gonzaga Preparatory School, including its Executive Committee and its Finance Committee. He is President of the Board of Directors of Spokane Community Mental Health and past Chairman of the Parish Council of St. Thomas More Church. He is also a board member and Audit Committee Chairman for Ambassadors Group, Inc., a publicly traded corporation. He serves as a member of the American Institute of Certified Public Accountants, the Washington Society of Certified Public Accountants, the Financial Manager’s Society and is a past member of the American Community Bankers Association’s Accounting Committee. Mr. Byrne is a certified public accountant, and received a Bachelor’s degree in Accounting from Gonzaga University in 1977.

Donn C. Costa

Mr. Costa, 48, serves as Executive Vice President of Golf Savings Bank. He joined Sterling in July 2006. Mr. Costa was formerly President of Lynnwood Financial Corporation (parent company of Golf Savings Bank). Mr. Costa is currently on the Seattle Mortgage Bankers Association Board of Directors and the Board of the Washington Mortgage Lenders Association. He received a Bachelor’s degree in Business Administration from Washington State University in 1985.

Ezra A. Eckhardt

Mr. Eckhardt, 39, serves as Chief Operating Officer of Sterling and as President and Chief Operating Officer of Sterling Savings Bank. Mr. Eckhardt previously served as acting Chief Operating Officer of Sterling and acting President of Sterling Savings Bank, until his appointments to Sterling and Sterling Savings Bank became effective in November and December 2009, respectively. He began serving as Executive Vice President and Chief Operating Officer of Sterling Savings Bank in January 2009. He previously served as Chief Administrative Officer of Sterling Savings Bank. He joined Sterling in August 2004. Mr. Eckhardt is an adjunct professor at the Gonzaga University Graduate School of Business, a member of the Greater Spokane Incorporated Higher Education Leadership Group and a member of the Board of Directors for the Spokane affiliate of Habitat for Humanity. He is a distinguished graduate of the U.S. Military Academy at West Point. Mr. Eckhardt also has earned an MBA from Gonzaga University and has advanced training in applied statistics from the Rochester Institute of Technology.

Debbie L. Steck

Ms. Steck, 50, serves as Chief Operating Officer and Vice President of Production for Golf Savings Bank. Ms. Steck has over 20 years experience in the mortgage industry with 15 of those years working for Golf Savings Bank. Prior to her executive assignment, Ms. Steck held the title of Senior Vice President of Lynnwood Financial Corporation (former parent company of Golf Savings Bank) as well as being a top producing loan originator. She has been a guest speaker for Seattle Mortgage Bankers Conferences and the Association of Professional Mortgage Women’s Conference. Ms. Steck is also used as an industry contact by local news publications and local public news outlets to provide industry updates and consumer information. She has instructed Mortgage Loan Processing and Mortgage Loan Officer Courses at Bellevue Community College.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Sterling has proactively taken steps to establish a corporate governance framework that affirms our high standards of business conduct, emphasizes the importance of integrity and honesty in the conduct of our business, and ensures the integrity of the controls and procedures implemented by our Directors, officers and employees, including our internal control over financial reporting. Actions we have taken to establish this corporate governance framework include: maintaining a Board composed of a majority of independent Directors; adoption of charters for our Directors’ committees; adoption of a Code of Ethics for all of our Directors, officers and employees; and provision of a procedure for shareholders and employees to communicate with the Board. We believe that the ethical foundations outlined in our corporate governance framework are critical to our ongoing success and the maximization of shareholder value.

Board Leadership Structure and Risk Oversight Role

Although a separation of the roles of Chairman of the Board of Directors and Chief Executive Officer is not mandated by any provision of law or Sterling’s Articles of Incorporation or Bylaws, the Board of Directors currently believes that, given Sterling’s size and the complexity of its business, having Mr. Eisenhart serve as Chairman of the Board of Directors and Mr. Seibly serve as Sterling’s Chief Executive Officer provides for an appropriate balance of authority between management and the Board of Directors. Sterling’s Board of Directors maintains oversight of Sterling’s risk oversight activities through the policy approval function of the Board of Directors and through the work of Sterling’s various committees as further described below.

Committees of the Board of Directors

To assist in carrying out its duties, the Board has delegated authority to the Audit Committee, the Personnel Committee, the Governance/Nominating Committee and the Regulatory Oversight Committee. The following table shows the committees, if any, on which each Director currently serves.

Committee Membership

Name	Audit	Personnel	Governance/ Nominating	Regulatory Oversight

Creigh H. Agnew

Katherine K. Anderson		X*	X

Ned M. Barnes

Rodney W. Barnett

Thomas H. Boone

Ellen R.M. Boyer	X*			X

William L. Eisenhart	X			X*

James P. Fugate (1)		X	X

Kermit K. Houser

Marcus Lampros

Robert D. Larrabee (1)		X

Michael F. Reuling	X		X*	X

J. Gregory Seibly

Dianne E. Spires

William J. Wrigglesworth

William W. Zuppe

*	Committee Chairman
(1)	Messrs. Fugate and Larrabee served on the Personnel Committee for all of 2009, but will not be standing for reelection to the Board of Directors in 2010.

Audit Committee.    The Audit Committee has been established in accordance with the rules of the SEC for the purpose of overseeing Sterling’s accounting and financial reporting processes, the audits of the financial statements, as well as compliance with legal and regulatory requirements. The Audit Committee reviews the independent registered public accounting firm’s qualifications, independence and performance. The Audit Committee is responsible for the retention, supervision and termination of the independent registered public accounting firm and for resolving any disagreements between management and the independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee is also responsible for reviewing the adequacy of the authority, responsibilities and functions of Sterling’s internal audit department. The Audit Committee is not responsible for conducting reviews of auditing or accounting procedures. Management has primary responsibility for Sterling’s financial reporting process and for preparing Sterling’s financial statements. Sterling’s independent registered public accounting firm is responsible for performing an independent audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Audit Committee serves a board-level oversight role in which it provides advice, counsel and direction to management and the independent registered public accounting firm on the basis of the information it receives, discussions with the independent registered public accounting firm, and the experience of the Audit Committee’s members in business, financial and accounting matters.

During 2009, Directors William L. Eisenhart, James B. Keegan, Jr., Ellen R.M. Boyer and Michael F. Reuling served on the Audit Committee. Michael F. Reuling was appointed to the Audit Committee and Director Keegan resigned from the Audit Committee in February 2009. Director Eisenhart served as Chairman until October 2009, when he was appointed to Chairman of Sterling’s Board of Directors, and Director Boyer was appointed as the new Chairman of the Audit Committee. The Audit Committee held 19 meetings during 2009. Each of the current members of the Audit Committee has been determined by the Board to be “independent” and financially literate as required by the NASDAQ Rules and the SEC. Members of the Audit Committee have reviewed and discussed with management and the independent registered public accounting firm the periodic reports of Sterling prior to filing such reports with the SEC. No member of the Audit Committee has participated in the preparation of the financial statements of Sterling or its subsidiaries at any time during the past three years. The Board has determined that Ms. Boyer is an “audit committee financial expert” as defined by the SEC. The Audit Committee operates under a written charter reviewed and approved annually by Sterling’s Board of Directors. Sterling’s Audit Committee Charter is publicly available on Sterling’s website at www.sterlingfinancialcorporation-spokane.com.

Personnel Committee.    The Personnel Committee reviews and makes recommendations to the Board of Directors with respect to personnel policies that include, but are not limited to, compensation for executive officers of the holding company, as well as employee compensation and benefit programs. The Personnel Committee held five meetings during 2009 and consisted of Katherine K. Anderson, Robert D. Larrabee and James P. Fugate, each of whom has been determined by the Board to be “independent” as that term is defined by the rules of the NASDAQ and the SEC. Mr. Larrabee served as Chairman of the Personnel Committee until May 2009, when Ms. Anderson was appointed as Chairman. As a participant in the Capital Purchase Program (the “CPP”) administered under the Troubled Asset Relief Program (“TARP”) of the U.S. Department of the Treasury (“Treasury”), Sterling is required to ensure that its compensation committee, or a committee with the responsibilities of a compensation committee, performs the tasks required to be performed under Section 111 of the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), and any rules and regulations promulgated thereunder. Sterling’s Personnel Committee serves as a compensation committee for these purposes.

Governance/Nominating Committee.    The Governance/Nominating Committee identifies individuals qualified to become members of the Board of Directors and oversees governance matters. The Governance/Nominating Committee recommends to the Board of Directors a slate of nominees for election by the Shareholders at each annual meeting of Sterling. At the request of the Board, the Governance/Nominating Committee recommends, for approval by the Board, nominees to fill vacancies or new positions on the Board as they may occur or be created from time to time, all in accordance with Sterling’s Bylaws. The Governance/Nominating Committee identifies potential nominees from various sources, including recommendations from Directors and officers of Sterling. The Governance/Nominating Committee will consider nominees recommended by Shareholders upon submission in writing to the Chairman of the Board of Directors the names of such nominees, together with their qualifications for service as Directors of Sterling. Individuals recommended by Shareholders are evaluated in the same manner as other potential nominees. The Governance/Nominating Committee reviews and discusses recommendations received for Director candidates and evaluates the qualifications of such candidates before selecting a slate of nominees to be recommended to the Board. Qualifications that the Governance/Nominating Committee will consider in evaluating Director candidates include contacts within Sterling’s market area, skills, experience, time availability and such other criteria as the Governance/Nominating Committee shall determine to be relevant. The Governance/Nominating Committee also develops, recommends, and periodically reviews corporate governance guidelines for Sterling. The Governance/Nominating Committee held 19 meetings in 2009, and consisted of Michael F. Reuling (Chairman), Katherine K. Anderson and James P. Fugate, each of whom has been determined by the Board to be “independent” as that term is defined by the rules of the NASDAQ and the SEC. Donald J. Lukes also served as a member and Chair of the Committee until his resignation from the Board of Directors in April 2009. The Governance/Nominating Committee operates under a written charter approved by Sterling’s Board of Directors. Sterling’s Governance/Nominating Committee Charter is publicly available on Sterling’s website at www.sterlingfinancialcorporation-spokane.com.

Regulatory Oversight Committee.    During 2009, Sterling’s Board of Directors created a Regulatory Oversight Committee. The Regulatory Oversight Committee is responsible for the following duties: assisting the board in fulfilling its oversight responsibilities and overseeing efforts to implement the legal obligations arising from, related to or in connection with Sterling and its subsidiaries; reviewing, monitoring and making recommendations to the Board on compliance policies and practices of Sterling and its subsidiaries, including those that relate to regulatory orders and agreements; taking any and all such other actions, making any such determinations and making any recommendations to the Board, as assigned to the Regulatory Oversight Committee from time to time by the Board; and taking any and all such other actions, reviewing such other matters, making such inquiries, making such determinations and making such recommendations to the Board as the Regulatory Oversight Committee, in its sole and absolute discretion, determines is necessary and/or appropriate and desirable to carry out the duties assigned to it. The Regulatory Oversight Committee held seven meetings during 2009 and currently consists of Rodney Barnett, Ellen R. M. Boyer, William L. Eisenhart (Chairman), and Michael F. Reuling. James B. Keegan, Jr. served as a member and Chair of the Committee until his resignation from the Board of Directors in December of 2009. The Regulatory Oversight Committee operates under a written charter approved by Sterling’s Board of Directors. Sterling’s Regulatory Oversight Committee Charter is publicly available on Sterling’s website at www.sterlingfinancialcorporation-spokane.com.

Attendance of Directors

The Board of Directors of Sterling held 15 meetings during 2009. Each Director attended at least 75% of such meetings and those of the Board committees on which the Director served during the year. It is Sterling’s policy that members of the Board of Directors should attend all annual meetings of Shareholders except for absences due to causes beyond the reasonable control of the Directors. At the 2009 Annual Meeting of Shareholders of Sterling Financial Corporation, all of the Directors were in attendance.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all Sterling employees and Directors, including Sterling’s senior financial officers. The Code of Ethics is publicly available on Sterling’s website at www.sterlingfinancialcorporation-spokane.com.

Communication with the Board of Directors

Shareholders may send communications to the Board of Directors of Sterling by addressing such correspondence to:

William “Ike” L. Eisenhart

Chairman of the Board

Sterling Financial Corporation

111 North Wall Street

Spokane, WA 99201

As Chairman of the Board, Mr. Eisenhart monitors Shareholder communications, forwards correspondence to the appropriate committee(s) or Director(s), and facilitates an appropriate response.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder, Sterling’s Directors, executive officers and beneficial owners of more than 10% of any registered class of Sterling equity securities are required to file reports of their ownership of Sterling’s securities and any changes in that ownership with the SEC. Based solely on its review of copies of these reports and on written representations from such reporting persons, Sterling believes that during 2009 such filing requirements were complied with, except that Thomas H. Boone had one filing on Form 4 that was not received by the SEC on a timely basis.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

Current economic conditions in Sterling’s marketplace have continued to have a significant influence on Sterling’s operations and performance, as reflected by the credit-related losses that Sterling has reported and the continued decline of its stock price. These conditions have had an impact on Sterling and the compensation of its Named Executive Officers as reflected by:

•

A management change that resulted in the appointment of a new Chief Executive Officer, President, Chief Operating Officer and Chairman of the Board of Sterling, as well as a new Chief Executive Officer of Sterling Savings Bank and Golf Savings Bank.

•	The imposition of new regulatory prohibitions that prevent Sterling from providing the Named Executive Officers with severance, bonuses, retention awards and other incentive compensation.

•	The decision by the Sterling Board of Directors to increase base salaries for 2009 to, in part, compensate for the prohibition on awarding performance bonuses.

•	The decision by the Sterling Board of Directors to not increase base salaries or other compensation for Sterling’s Named Executive Officers for 2010.

The purpose of this Compensation Discussion and Analysis is to explain what the elements of compensation are, why the Personnel Committee selects these elements, and how the Personnel Committee determined the relative size of each element of compensation in light of the factors described above.

Compensation Philosophy and Objectives

Sterling seeks to attract and retain a highly qualified management team and promote a strong pay-for-performance culture by aligning compensation with superior short and long-term performance that builds shareholder value.

Sterling’s Board of Directors believes that compensation should:

•	relate to the value created for Shareholders by being directly tied to the financial performance and condition of Sterling and each executive officer’s contribution thereto;

•	reward individuals who help Sterling achieve its short-term and long-term objectives and thereby contribute significantly to the success of Sterling;

•

help to attract and retain the most qualified individuals available by being competitive in terms of compensation paid to persons having similar responsibilities and duties in other companies in the same and closely-related industries; and

•	reflect the qualifications, skills, experience and responsibilities of each executive officer.

Sterling uses a compensation framework with multiple payment components to balance various short-term and long-term objectives. This framework is designed to balance the executives’ need for current cash, security, and funds to cover taxes on long-term incentives with the need to align executives’ long-term interests with those of shareholders. Short-term objectives are addressed through vehicles such as salary and annual incentives, while long-term objectives are addressed through vehicles such as equity grants.

The appropriate level of compensation for each officer or employee of Sterling is expected to vary based upon Sterling’s overall performance, Sterling’s financial performance, market compensation rates and an individual’s experience, tenure and relative responsibility within the organization, and attainment of his or her personal objectives and contribution to the attainment of Sterling’s objectives. While the overall compensation philosophy of Sterling is tied to a pay for performance approach, the current compensation packages of Sterling’s executive officers have undergone significant modification due to the limitations imposed on Sterling due to its participation in the Treasury’s Capital Purchase Program. See the “Regulatory Compliance” section of this report for further information about these limitations.

Role of Personnel Committee

The Personnel Committee, which is composed of three independent Directors, is responsible for performing compensation committee functions, as provided under the rules of the SEC, including administration of the compensation of the CEO and the other executive officers and oversight of all of Sterling’s executive compensation programs, policies and governance. The Personnel Committee is also responsible for ensuring that Sterling’s incentive compensation does not encourage unnecessary and excessive risks that threaten the value of the financial institution and that Sterling has limited any features in the plans that may encourage the manipulation of Sterling’s reported earnings to enhance the compensation of an employee.

The primary purpose of the Personnel Committee is to conduct reviews of Sterling’s general executive compensation policies and strategies and oversee and evaluate Sterling’s overall compensation structure to ensure that Sterling’s compensation objectives are fulfilled and in compliance with the applicable federal requirements. Because Sterling is a CPP participant, Sterling’s Personnel Committee is required to meet no less than semiannually in executive session and assesses a number of factors, without giving specific weight to any one factor, in designing and evaluating Sterling’s compensation framework. The actions taken by the Personnel Committee are subject to review and appropriate approval of Sterling’s Board of Directors.

Direct responsibilities of the Personnel Committee include, but are not limited to:

•	evaluating and approving goals and objectives relevant to compensation of the CEO and other executive officers, and evaluating the performance of the executives in light of those goals and objectives;

•	determining and approving the compensation level for the CEO;

•	approving or reviewing the compensation structure for other key executive officers;

•	evaluating and approving all grants of equity-based compensation to executive officers;

•	recommending to the Board compensation policies for outside Directors;

•	reviewing performance-based and equity-based incentive plans for the CEO and other executive officers and reviewing other benefit programs presented to the Personnel Committee by the CEO; and

•

conducting a risk assessment of Sterling’s compensation programs to ensure that Sterling’s incentive compensation does not encourage unnecessary and excessive risks that threaten the value of the institution.

Role of Sterling’s Management

Sterling’s compensation framework is also designed to ensure direct supervision and accountability with regard to performance evaluations at each level of the organization. For this reason, the Personnel Committee is directly responsible for determining the total compensation level and individual components of the CEO’s compensation package, who in turn is directly responsible for compensation packages for the executives that report directly to the CEO, for approval by the Personnel Committee. This system continues in sequence throughout Sterling’s chain-of-command, so that the compensation of each employee is always based upon an evaluation of the employee’s performance by the employee’s direct supervisor, subject to approval by the next higher level of management, and an overall review by Sterling’s human resources department.

Direct responsibilities of Sterling’s management include, but are not limited to:

•	providing an ongoing review of the effectiveness of the compensation programs, including competitiveness, and alignment with Sterling’s objectives;

•	recommending changes, if necessary to ensure achievement of all program objectives; and

•	determining pay levels, payout and/or awards for key executive officers other than the CEO.

Role of Compensation Consultant

The Personnel Committee is advised from time to time by outside compensation consultants on its compensation policies and programs. Since 2004, the Personnel Committee has retained the firm of Amalfi Consulting, LLC as its compensation consultant to assist in the continual development and evaluation of compensation policies and the Personnel Committee’s determinations of compensation awards. In 2009, Sterling engaged Amalfi Consulting to assist in the following initiatives: 1) conduct an updated total compensation market analysis for Sterling’s Executive Officers; 2) conduct an updated market analysis of Board compensation; 3) provide assistance in understanding the impact of the regulatory environment on Sterling’s compensation programs; and 4) assist in developing a framework from which to evaluate compensation-related risk. The Personnel Committee reviews the results of these and other studies prior to making any policy decisions that impact executive compensation.

Peer Group Benchmarking

Working with Amalfi Consulting, Sterling compiled a peer group for compensation benchmarking in 2009. The peer group was based on commercial banking institutions that most closely resembled Sterling from a business perspective, including institutions that as of December 31, 2008, had assets of between $8.5 and $17.5 billion; and consumer loan concentrations that did not exceed 70% of their total portfolio. Nineteen total peer institutions were chosen to ensure that any statistical analysis of the peer group would be valid and not as significantly impacted by the movement of a small subset of the peers.

The peer group is the same as the group used for compensation studies in 2008 except that one institution, UCBH Holdings, Inc., has been replaced by Commerce Bancshares due to the failure of UCBH Holdings, Inc. on November 6, 2009.

The companies recommended by Amalfi Consulting and approved by the Personnel Committee to be included in Sterling’s peer group were as follows:

Compensation Peer Group

Company Name	Ticker	City	State	Total Assets 2008Y ($000)
1 BancorpSouth, Inc.	BXS	Tupelo	MS	13,480,218
2 Bank of Hawaii Corporation	BOH	Honolulu	HI	10,763,475
3 Citizens Republic Bancorp, Inc.	CRBC	Flint	MI	13,086,016
4 City National Corporation	CYN	Beverly Hills	CA	16,455,515
5 Commerce Bancshares, Inc.	CBSH	Kansas City	MO	17,532,447
6 Cullen/Frost Bankers, Inc.	CFR	San Antonio	TX	15,034,142
7 East West Bancorp, Inc.	EWBC	Pasadena	CA	12,422,816
8 First Citizens BancShares, Inc.	FCNCA	Raleigh	NC	16,745,662
9 Fulton Financial Corporation	FULT	Lancaster	PA	16,185,106
10 International Bancshares Corp.	IBOC	Laredo	TX	12,439,341
11 South Financial Group, Inc.	TSFG	Greenville	SC	13,602,326
12 Susquehanna Bancshares, Inc.	SUSQ	Lititz	PA	13,682,988
13 TCF Financial Corporation	TCB	Wayzata	MN	16,740,357
14 Umpqua Holdings Corporation	UMPQ	Portland	OR	8,597,550
15 Valley National Bancorp	VLY	Wayne	NJ	14,718,129
16 Webster Financial Corporation	WBS	Waterbury	CT	17,583,537
17 Whitney Holding Corporation	WTNY	New Orleans	LA	12,380,501
18 Wilmington Trust Corporation	WL	Wilmington	DE	12,318,900
19 Wintrust Financial Corporation	WTFC	Lake Forest	IL	10,658,326

Regulatory Compliance

Recent regulatory changes have impacted Sterling’s compensation program in a number of ways, including limiting Sterling’s ability to provide its senior executive officers with severance payments, performance bonuses, retention awards or other incentive compensation. A description of these regulatory changes follows:

TARP Compensation Standards. EESA, enacted on October 3, 2008, authorized Treasury to establish the TARP program to purchase, and to make and fund commitments to purchase, troubled assets or preferred equity from any financial institution in accordance with EESA and those policies and procedures developed and published by the Secretary of the Treasury.

As a result of Sterling’s participation in the TARP CPP, Sterling, in accordance with the EESA, as amended by ARRA, is required to comply with a number of executive compensation standards during the period of time that Treasury holds an equity position in Sterling.

On February 23, 2009 and again on September 28, 2009, Sterling held a regular meeting of the Board of Directors, in which they resolved to comply with all the restrictions imposed under EESA, as amended by ARRA, and any rules and regulations promulgated thereunder. The Board directed management of Sterling and its subsidiaries to take all steps necessary to ensure that Sterling complies with EESA, as amended by ARRA, and the rules and regulations promulgated thereunder, including complying with the following limitations:

•

No unnecessary and excessive risk.    The Personnel Committee is required to review Sterling’s senior executive officer compensation programs with Sterling’s senior risk officers and certify that Sterling has made reasonable efforts to ensure that the incentive compensation arrangements do not encourage unnecessary risks that threaten Sterling’s value.

•

Limited deductible compensation.    Sterling is prohibited from taking a tax deduction for annual compensation over $500,000, as provided under Section 162(m) of the Internal Revenue Code, as amended by EESA.

•

Prohibition on severance.    Sterling is prohibited from making severance payments to the senior executive officers and the next five most highly compensated employees, other than payments for services performed or benefits accrued.

•

Prohibition on bonuses, retention awards, and other incentive compensation.    Sterling is prohibited from paying or accruing any bonus, retention award or incentive compensation to any senior executive officer or any of the next 10 most highly compensated employees subject to certain exemptions. The exceptions are limited, although Sterling will be permitted to award long-term restricted stock that has a value not exceeding one-third of the employee’s total annual compensation, so long as such restricted stock does not fully vest during the period Sterling participates in the CPP.

•

Clawback.    Sterling must recover bonuses, retention awards and incentive compensation paid to senior executive officers and the next 20 most highly compensated employees if they were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria (whether or not the executive was at fault, any misconduct occurred, or the financial statements were restated).

•

Prohibition on compensation plans that “encourage” earnings manipulation.    Sterling is prohibited from implementing any compensation plan that would encourage manipulation of Sterling’s reported earnings in order to enhance the compensation of any of its employees.

•	Shareholder “say-on-pay” vote. Sterling must permit an annual non-binding shareholder vote to approve the compensation of executives.

•	Luxury expenditure policy. Sterling must adopt a company-wide policy regarding excessive or luxury expenditures.

•

CEO/CFO certifications.    The CEO and CFO of Sterling must both file a written certification of compliance with the executive compensation section of EESA, as amended by ARRA, as Exhibit 99.1 to Sterling’s Annual Report on
Form 10-K.

•

Compensation committee.    Sterling must have a compensation committee, or a committee that performs the functions of a compensation committee, that is comprised entirely of independent directors and meets at least semiannually to discuss and evaluate Sterling’s employee compensation plans to assess any risk to Sterling posed by such plans. See “Executive Compensation—Risk Management” for a description of this risk review.

•

Treasury review of prior payments.    ARRA directs Treasury to review bonuses, retention awards and other compensation paid to the senior executive officers and the next 20 most highly compensated employees of each company receiving CPP assistance before ARRA was enacted, and to “seek to negotiate” with the CPP recipient and affected employees for reimbursement if it finds any such payments were inconsistent with CPP or otherwise in conflict with the public interest.

On June 10, 2009, Treasury issued an Interim Final Rule (the “IFR”), which became effective June 15, 2009, to provide guidance on the executive compensation and corporate governance provisions under EESA, as amended by ARRA. Sterling has taken necessary steps to ensure compliance with the IFR. As additional rules and regulations are promulgated under Section 111 of EESA, as amended by ARRA, the Personnel Committee will consider them and make appropriate changes to Sterling’s executive compensation programs.

Other Regulatory Requirements. In December 2009, Sterling entered into a written agreement (the “Reserve Bank Agreement”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) to enhance Sterling’s ability to act as a source of strength to Sterling Savings Bank and Golf Savings Bank. Substantially all of the requirements of the Agreement are similar to those already imposed on Sterling Savings Bank pursuant to an agreement with the Federal Deposit Insurance Corporation (the “FDIC”) entered into in October 2009 (the “FDIC Agreement”). Among other restrictions, the FDIC Agreement requires Sterling Savings Bank to preserve and increase capital levels, increase management oversight and obtain approval from the FDIC, before making certain business decisions, including decisions with regard to the appointment and compensation of senior executive officers. In accordance with these approval requirements, Sterling sought and received approval for the appointments of Mr. Seibly as President and CEO of Sterling and CEO of Sterling Savings Bank and Mr. Eckhardt as Chief Operating Officer of Sterling and President and Chief Operating Officer of Sterling Savings Bank. In addition, similar to the restrictions under TARP on severance, Sterling is required to comply with the restrictions on golden parachute payments by 12 CFR part 359 of the FDIC’s rules and regulations, or any successors thereto (“Part 359”). As with the TARP compensation restrictions discussed above, in compliance with Part 359, Sterling was prohibited from making severance payments under both Mr. Gilkey’s and Ms. Stanley’s employment agreements in conjunction with their departure. So long as Sterling is subject to EESA, as amended by ARRA, and the Agreement with the Reserve Bank, Sterling’s ability to make certain payments under existing and future employment agreements will continue to be impacted.

2009 Compensation of Named Executive Officers

Following the enactment of various legislative and regulatory restrictions on the payment of executive compensation, the Personnel Committee retained Amalfi Consulting in February 2009 to assist it in reviewing the Named Executive Officers’ compensation. The Personnel Committee and the Board considered the current challenging economic environment as well as the need to ensure continuity of management for Sterling. The Personnel Committee and the Board also considered the Named Executive Officers’ compensation relative to that of executives in Sterling’s peer group. The Board ultimately decided to raise the Named Executive Officers’ base annual salaries for 2009. In making these compensation adjustments, the Board balanced the desire to retain the Named Executive Officers as an important part of Sterling’s management team, against regulatory prohibitions on payment of bonuses, and the current economic environment and performance of Sterling. The Board also sought to ensure that each officer’s total cash compensation was within a 10% deviation of the market median for executives with comparable levels of responsibility within the peer group and considered the fact that the salary levels may be adjusted downward in the future in response to additional legislative or regulatory restrictions. Other than for Mr. Eckhardt and Ms. Steck, who were not Named Executive Officers in 2008, these recommended compensation adjustments were included as part of the executive compensation report that was ultimately approved by shareholders as part of last year’s say on pay proposal.

The following table shows the base salary adjustments made during 2009 for the Named Executive Officers and their respective percentiles compared to Sterling’s peer group, based on information reported in 2008 that was available in February 2009, and not reflecting any adjustments to base salaries that may be made by the peer group in response to ARRA. These base salaries have not been increased for 2010.

Executive	New 2009 Sterling Salary ($)	Market Median Total Cash ($)	Sterling to Market Median	Sterling Percentile Rank
Harold B. Gilkey	950,000	1,248,100	-24%	26%
Heidi B. Stanley	650,000	631,000	3%	56%
Daniel G. Byrne	500,000	497,600	0%	50%
Donn C. Costa	500,000	556,500	-10%	41%
J. Gregory Seibly (1)	500,000	512,100	-2%	41%
Ezra A. Eckhardt (2)	475,000	436,000	9%	62%
Debbie L. Steck (3)	565,000	916,700	-38%	N/A

(1)

The figures used for Mr. Seibly reflect those analyzed as of February 2009 for his position at that time, as Mr. Seibly did not receive any increase in compensation in conjunction with his promotion to President and CEO of Sterling and CEO of Sterling Savings Bank.

(2)

The figures used for Mr. Eckhardt reflect those analyzed as of February 2009 for his position at that time, as Mr. Eckhardt did not receive any increase in compensation in conjunction with his promotion to COO of Sterling and President and COO of Sterling Savings Bank.

(3)

The figures used for Ms. Steck were analyzed in September 2009, which reflect the adjustments made to Ms. Steck’s compensation following the publication of the TARP Interim Final Rule on June 15, 2009. Because Ms. Steck’s compensation was not reviewed in February with the other Named Executive Officers, the review of her compensation was based on overall market survey data rather than Sterling’s peer group; therefore, it is not possible to include a percentile rank value within the peer group for Ms. Steck. Additionally, the market median figure listed for her is based on the overall market survey data available for her position in September 2009.

In addition to considering the peer group comparison described above, the Personnel Committee and the Board also considered the recommendations of Amalfi Consulting and Sterling management, together with other factors, including consideration of the historical compensation levels of each Named Executive Officer, as described below:

Harold B. Gilkey.    In February 2009, the Personnel Committee and the Board reviewed Mr. Gilkey’s compensation in light of the fact that under EESA, as amended by ARRA, Sterling was prohibited from paying an incentive cash bonus, which during 2007 had been $500,000, or an incentive stock award, which during 2007 and 2008 was valued at $228,044 and $479,783, respectively. The Personnel Committee and the Board also considered how the compensation adjustments that the Personnel Committee and the Board were considering compared to executive compensation of Sterling’s peer group, and that Mr. Gilkey’s salary was well below the market median relative to Sterling’s peer group. Although, the Personnel Committee and the Board generally sought to ensure that Sterling’s Named Executive Officers received total cash compensation that was within 10% of the market median, based upon discussions with Mr. Gilkey, the Personnel Committee and the Board determined that Mr. Gilkey would be unwilling to accept an increase in base salary that would increase his salary above $1 million. The Personnel Committee and the Board therefore increased Mr. Gilkey’s salary by an amount that would improve the comparability of his salary to the peer group without equaling or exceeding $1 million, placing Mr. Gilkey in the 26th percentile relative to the peer group at that time.

Heidi B. Stanley.    In February 2009, the Personnel Committee and the Board reviewed Ms. Stanley’s compensation in light of the fact that under EESA, as amended by ARRA, Sterling was prohibited from paying Ms. Stanley an incentive cash bonus, which during 2007 had equaled $125,000; or an incentive stock award, which during 2007 and 2008 was valued at $114,022 and $226,309, respectively; or an incentive stock option award, which during 2007 and 2008 was valued at $65,714 and $71,750, respectively. The Personnel Committee and the Board decided to increase Ms. Stanley’ salary to ensure that the total cash compensation received by Ms. Stanley was within 10% of the market median. Upon further consideration of Ms. Stanley’s increasing level of responsibility within Sterling and upon the recommendation of Mr. Gilkey, the Personnel Committee and the Board decided to increase Ms. Stanley’s compensation to a level that was slightly above the market median, placing Ms. Stanley in the 56th percentile relative to the peer group at that time.

Daniel G. Byrne.    In February 2009, the Personnel Committee and the Board reviewed Mr. Byrne’s compensation in light of the fact that under EESA, as amended by ARRA, Sterling was prohibited from paying Mr. Byrne an incentive cash bonus, which during 2007 had equaled $100,000; an incentive stock award, which during 2007 and 2008 was valued at $76,015 and $164,463, respectively; or an incentive stock option award, which during 2007 and 2008 was valued at $26,285 and $28,700, respectively. Based in part upon the recommendation of Mr. Gilkey and Ms. Stanley, the Personnel Committee and the Board decided to increase Mr. Byrne’s salary by an amount that ensured that the total cash compensation he received was in line with the market median at that time. The Personnel Committee and the Board determined that it would also be appropriate to ensure that his salary was set at the same level as Mr. Costa and Mr. Seibly, in recognition of their comparable levels of responsibility within the Sterling management team.

Donn C. Costa.    In February 2009, the Personnel Committee and the Board reviewed Mr. Costa’s compensation in light of the fact that under EESA, as amended by ARRA, Sterling was prohibited from paying Mr. Costa incentive compensation. Based in part upon the recommendation of Mr. Gilkey and Ms. Stanley, the Personnel Committee and the Board decided to increase Mr. Costa’s salary by an amount that ensured that the total cash compensation received by Mr. Costa was within 10% of the market median at that time. The Personnel Committee and the Board determined that it would also be appropriate to ensure that his salary was set at the same level as Mr. Byrne and Mr. Seibly, in recognition of their comparable levels of responsibility within the Sterling management team.

Ezra A. Eckhardt.    In February 2009, the Personnel Committee and the Board reviewed Mr. Eckhardt’s compensation at the same time it reviewed the compensation of the other members of Sterling’s executive team. At the time, Mr. Eckhardt was not a Named Executive Officer, but he was likely to be one of the other top 10 most highly compensated employees of Sterling, and therefore Sterling would be prohibited from paying Mr. Eckhardt incentive compensation. Therefore, the Personnel Committee and the Board wanted to consider Mr. Eckhardt’s compensation relative to the other key members of Sterling’s management team. The Personnel Committee and the Board determined that it would also be appropriate to ensure that his salary was set slightly below the level of Mr. Byrne, Mr. Costa and Mr. Seibly, in recognition of their relative levels of responsibility within the Sterling management team at that time.

J. Gregory Seibly.    In February 2009, the Personnel Committee and the Board reviewed Mr. Seibly’s compensation in light of the fact that under EESA, as amended by ARRA, Sterling was prohibited from paying Mr. Seibly incentive compensation, which during 2007 had included a cash bonus of $50,000 and an incentive stock option award valued at $20,688, and during 2008 had included an incentive stock award valued at $48,923 and an incentive stock option award valued at $49,650. Based in part upon the recommendation of Mr. Gilkey and Ms. Stanley, the Personnel Committee and the Board decided to increase Mr. Seibly’s salary by an amount that ensured that the total cash compensation received by Mr. Seibly was within 10% of the market median at that time. The Personnel Committee and the Board determined that it would also be appropriate to ensure that his salary was set at the same level as Mr. Byrne and Mr. Costa, in recognition of their comparable levels of responsibility within the Sterling management team.

Debbie L. Steck.    Prior to 2009, Debbie Steck was not a Named Executive Officer and a significant portion of her compensation package was comprised of incentive compensation. As a result of recent regulatory changes, Sterling is prohibited from paying Ms. Steck the bonus that she earned during 2009 and cannot pay her incentive compensation so long as she is a Named Executive Officer or one of the top 10 most highly compensated employees of Sterling, and Sterling remains obligated to repay the CPP funds that it received. As provided by the TARP IFR, she was permitted to earn bonus and incentive income for the period from January 1, 2009 to June 14, 2009, the day before the effective date of the IFR, but this income cannot be paid until Sterling is no longer prohibited from paying bonuses to Ms. Steck. Ms. Steck earned $410,666 of bonus and incentive income during this period, representing $10,666 of commission income and $400,000 of profits bonus. The profits bonus is an incentive bonus equal to 15% of the net profits of the Western Region and the escrow branches, which is subject to discretionary review, adjustment and approval by Donn C. Costa and the Golf Savings Bank board of directors and is guaranteed to equal at least $375,000 annually. Her commission income is a 40% split of the standard commissions generated by Ms. Steck and a partner, who handles much of the day to day customer service work required to generate these commissions from the customer base built by Ms. Steck, while Ms. Steck is focused on her managerial duties as Chief Operating Officer of Golf Savings Bank.

Following the effective date of the IFR, Ms. Steck’s compensation was reviewed in order to address the fact that significant elements of her compensation package, the profits bonus and commission income are prohibited by the IFR. In establishing her compensation, the Golf Savings Bank board of directors considered the fact that as Chief Operating Officer of Golf Savings Bank her compensation has historically been performance-based and that there is a high demand for executive officers capable of generating the level of production that she has achieved in recent years. Therefore, the Golf Savings Bank board of directors determined that in order to retain Ms. Steck and provide her with compensation comparable with her existing compensation level, it would be necessary to increase her base salary to the current amount.

As a result of Sterling’s performance during 2009 and because of the regulatory restrictions governing Sterling’s actions, the Board of Directors has determined not to increase the base salaries or other compensation for Sterling’s executive officers for 2010.

Components of Compensation

Historically, the executive compensation program has comprised of base salary, long-term compensation (stock options, restricted stock and deferred compensation), benefits, and perquisites. Base salary and perquisites provide a base level of compensation to the executives as well as some degree of security and encourage the executives’ day-to-day productivity. Long-term incentives are designed to motivate the executives to focus on long-term strategic goals that will produce both outstanding financial performance for Sterling and long-term rewards for the executives. Employment agreements are designed to meet Sterling’s goal of attracting and retaining a stable team of effective leaders while providing non-competition and other protections for Sterling. Currently, the following Named Executive Officers operate under employment agreements: Mr. Seibly, Mr. Byrne and Mr. Eckhardt. See the “Potential Post Employment Payments” section of this report for a more detailed discussion of the Named Executive Officers’ employment agreements. Due to the current restrictions under EESA and ARRA, Sterling is prohibited from including annual cash incentives, such as bonuses, and certain types of long-term incentives, such as stock options, as part of the compensation packages for Sterling’s executive officers.

Base Salary.    Sterling pays its executives base salaries intended to be competitive and to take into account the individual’s qualifications, experience, performance, responsibilities, and past and potential contribution to the company. The Personnel Committee also takes into account Sterling’s financial and operating performance as compared with industry averages, and considers the diverse skills required of its executives to manage its operations and performance. The Personnel Committee also reviewed the peer group data provided by Amalfi Consulting to confirm that the base salary levels were competitive with comparable positions at peer institutions.

Annual Cash Incentive Compensation.    In compliance with the compensation restrictions under EESA, as amended by ARRA, Sterling does not currently provide incentive compensation to its Named Executive Officers or any of the next 10 most highly compensated employees. Historically, Sterling has provided a discretionary Annual Cash Incentive Compensation Award. These annual awards have been intended to encourage and reward the achievement of annual goals surrounding Sterling’s performance. Although awards are determined on a discretionary basis, decisions made by the Personnel Committee and the Board carefully take into consideration various factors, such as:

•	Maintenance of asset quality;
•	Growth in total deposits;
•	Growth in fees and service charges income;
•	Return on average equity;
•	Return on average assets;
•	Growth in total assets;
•	Growth in loan originations and loan origination fees;
•	Growth in total loans receivable;
•	Successful completion and integration of acquisitions; and
•	Performance of Sterling’s stock price.

These criteria are deemed by the Personnel Committee and the Board to be critical in increasing shareholder value on both a short-term and long-term basis. The opportunity to receive cash incentive compensation is also designed to assist in attracting and retaining qualified employees and to further link the financial interests and objectives of employees with those of Shareholders.

Sterling has developed a performance-based variable pay plan for the Sterling and Sterling Savings Bank management teams. These plans were developed using benchmarks identified through the compensation review process. The intent of these performance-based plans is to closely align management’s objectives to shareholder value, providing clear line of sight across the organizations. However, as a participant in the CPP under TARP, Sterling is prohibited from awarding incentive compensation to any of its Named Executive Officers and the next 10 most highly compensated employees. Therefore, participation by this group of employees in these plans will be suspended until the TARP obligations are repaid.

Long-Term Incentive Plans.    The Personnel Committee believes that long-term incentive plans, such as the 2007 Long-Term Incentive Plan, provide a competitive incentive that links the achievement of long-term financial goals and individual performance, resulting in greater shareholder value. The purpose of these plans is to encourage the ownership of Sterling common stock, attract and retain qualified employees, develop and maintain strong management and employee loyalty, and give suitable recognition to an individual’s material contributions to Sterling’s success. Sterling believes that awarding units of restricted stock to executives provides greater retention value and creates stronger ownership alignment among executives and shareholders than awarding stock options because stock options encourage executives to focus on short-term increases in Sterling’s stock price since stock option awards only have value if the stock price increases above the fair market value option price set on the date of the original grant.

When determining the quantity of awards to be granted, the Personnel Committee assesses the same factors considered in setting base salary and awarding annual cash incentives, but with a greater emphasis on long-term growth measurements, such as return on average assets and return on average equity, and the expansion of Sterling’s entire delivery system. Components of Sterling’s delivery system that are considered include achievement of specific components of Sterling’s strategic plan.

Historically, the Personnel Committee and the Board sought to limit the number of equity awards to executive management to approximately 30% to 40% of the total number of awards granted under Sterling’s long-term incentive plans in any given year, based in part upon the recommendations of Mr. Gilkey and Ms. Stanley. The remaining awards were then awarded to non-executive employees. The availability of equity awards is subject to the approval of Sterling’s long-term incentive plans by Sterling’s Shareholders. The Personnel Committee and the Board is currently revisiting the process used for determining the amount of equity awards to be granted, but has historically balanced the value of equity awards as an incentive to align employees’ interests with Shareholders, with the dilutive effect that issuing equity awards has on existing Shareholders, and seeks to ensure that the number of equity awards authorized in any given long-term incentive plan approved by Sterling’s Shareholders will be sufficient to provide incentive awards for three to four years. In recommending to the Board the amount of equity awards to be granted in 2009 for 2008 performance, the Personnel Committee and the Board, after consultation with management, selected discretionary amounts for each Named Executive Officer that it believed were commensurate with each individual’s performance and position at Sterling, with the exception of Ms. Steck, who was awarded stock options prior to the CPP restrictions taking effect, as reflected in the “Grants of Plan-Based

Awards” table, in line with her position at Golf Savings Bank, which continues to primarily use stock options as a performance incentive over the issuance of restricted stock. See the “Grants of Plan-Based Awards” table of this report for the details of each restricted stock grant or stock option grant.

Supplemental Executive Retirement Plan.    In January 2002, to provide retirement benefits for highly compensated key executives and to supplement benefits under any plans qualified under Section 401(a) of the Internal Revenue Code, Sterling adopted a Supplemental Executive Retirement Plan (the “SERP”). The SERP is a non-qualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling. Depending on their classification under the Plan, participants will receive from 40% to 60% of their annual salary amount as of January 1, 2002, for 10 to 15 years, beginning at normal retirement age. Retirement benefits vest at the rate of 10% per year of service. Except for participants who have completed 25 years of service, benefits are reduced for early retirement. The present value of the retirement benefits becomes 100% vested if, within three years of a change in control of Sterling, either the Plan or the participant’s employment are terminated. Although the benefits provided under the SERP are considered in determining the overall compensation of the executive officers, in general they do not impact the other types of compensation provided to them. As of January 1, 2009, the SERP was restated to comply with Section 409A and the final regulations promulgated thereunder. Sterling has not continued to support new participation in the SERP. In 2009, Mr. Gilkey, Mr. Byrne and Ms. Stanley were the only Named Executive Officers participating in the SERP.

Deferred Compensation Plans.    Since 1984, Sterling has maintained a nonqualified Deferred Compensation Plan (the “Old DCP”) intended to link compensation to the long-term performance of Sterling and to provide employees with a strong incentive for increasing shareholder value. No further contributions have been made to this plan since 2001. As of December 31, 2009, there were four participants in the Old DCP. Messrs. Gilkey and Byrne and Ms. Stanley are the Named Executive Officers who participate in the Old DCP. All amounts in a participant’s account become 100% vested upon death, disability, normal retirement age of 60, upon a change of control, or upon termination of the Plan. Prior to such an event, amounts in a participant’s account vest at the rate of 10% per year of service from and after the year of contribution, provided that such vesting is accelerated so that each participant shall reach 100% vesting by age 60. Payment may be in a lump sum or in installments as determined by the Board, and installments may be accelerated by the Board. Payment must be commenced within one year of the termination of the participant’s employment with Sterling.

Due to the enactment of Section 409A, the Old DCP was divided into two plans: one for balances that accrued and vested prior to January 1, 2005, which are not subject to Section 409A; and one for balances vesting from and after January 1, 2005, which must comply with the rules and restrictions of Section 409A. Only three participants, including Mr. Byrne and Ms. Stanley, have balances in the segregated plan for benefits vesting from and after January 1, 2005, called the 2005 Deferred Compensation Plan (the “2005 DCP”). As of January 1, 2009, the 2005 DCP was amended and restated to comply with Section 409A and the final regulations promulgated thereunder.

As employer contributions were suspended in 2001 under the Old DCP, in 2006, Sterling Savings Bank adopted a new nonqualified Deferred Compensation Plan (the “Sterling Savings Bank DCP”), which is primarily funded through employee deferral contributions. The Sterling Savings Bank DCP is designed to retain and attract key employees and Directors while serving as a vehicle to assist participants in deferring current compensation to a time when taxes may be at a more personally beneficial rate and aid in saving for long-term financial needs. The Sterling Savings Bank DCP does allow for employer contributions, but regular employer contributions are not made to this Plan. Plan participation is limited to Directors and a select group of management or highly compensated employees as determined by the plan committee. Currently, the following Named Executive Officers participate in the Sterling Savings Bank DCP: Mr. Seibly, Mr. Byrne and Mr. Costa.

Perquisites.    Certain key employees of Sterling receive benefits that are designed to reward their contributions to Sterling and to encourage their productivity and continued service to Sterling. A number of the perquisites provided to the Named Executive Officers, such as athletic club memberships, are deemed to provide business value to Sterling because they provide a place for executives to continue to interact with customers and develop business during non-business hours. Perquisites provided to certain Named Executive Officers during 2009 included an auto allowance, payment of club dues, payment for an annual physical check-up, and financial planning and tax preparation assistance. These perquisites were negotiated between Sterling and the executive officers as part of their employment package, and were deemed by Sterling to be appropriate for the executive officers’ positions. Although the perquisites are considered in determining the overall compensation of the executive officers, the amounts involved are not deemed to be so material as to impact the other types of compensation provided to them.

Employment Agreements

During 2009, Sterling did not enter into any new employment agreements or amend any existing employment agreements with its executive officers. All increases to the compensation of the Named Executive Officers during 2009 were made pursuant to the terms of these agreements, with the exception of Debbie L. Steck who does not have an employment agreement. The compensation awarded to Ms. Steck by the Golf Savings Bank board of directors modified the compensation that she received to reflect that Sterling is prohibited from paying Ms. Steck the bonus and incentive compensation that she earned during 2009 so long as she is a senior executive officer or one of the top 10 most highly compensated employees of Sterling, and Sterling remains obligated to repay the CPP funds that it received. See the “Regulatory Compliance” section above for further information on the compensation restrictions under EESA, as amended by ARRA, and the “2009 Compensation of Named Executive Officers” section above for further details on Ms. Steck’s compensation.

Policy on Equity Ownership and Timing of Equity Grants

Sterling does not specifically require that its executive officers own Sterling common stock, but does award stock and stock options pursuant to Sterling’s long term incentive plans in part to ensure that the executive officers’ financial incentives are aligned with those of Sterling’s shareholders. In order to avoid creating conflicts between an officer’s interests and the interests of shareholders, Sterling’s Insider Trading Policy prohibits all Sterling personnel from engaging in hedging transactions. Officers who are parties to an employment agreement with Sterling are also generally prohibited from pledging their shares of Sterling common stock as collateral for loans or other financing transactions, or otherwise hedging the economic risk of owning their shares.

It is generally the Board’s policy to grant all awards of shares of Sterling common stock and options to purchase shares of Sterling common stock during the open window in January following the release of earnings for the fourth quarter and fiscal year to increase the likelihood that the awards will be priced at a time when the market has full access to information about Sterling’s performance.

Summary Compensation Table

The following table sets forth information concerning compensation received by the Named Executive Officers for services in all capacities to Sterling and its subsidiaries during the fiscal year ended December 31, 2009.

Name and Position	Year	Salary ($)	Bonus(1) ($)		Stock Awards(2) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings ($)		All Other Compen- sation(3) ($)	Total ($)
J. Gregory Seibly	2009	479,231	0		37,000	0	0	0		19,838	536,069
CEO of Sterling Financial Corp. and	2008	325,000	0		213,480	0	0	0		34,488	572,968
Sterling Savings	2007	202,000	50,000		0	198,580	0	0		28,260	478,840

Harold B. Gilkey	2009	798,935	0		111,000	0	0	0		36,758	946,693
Former Chairman and CEO of	2008	650,000	0		1,119,200	0	0	0		59,299	1,828,499
Sterling Financial Corp.	2007	500,000	500,000		995,100	0	0	0		43,053	2,038,153

Daniel G. Byrne	2009	469,969	0		74,000	0	0	240,177	(4)(5)	16,368	800,514
Executive Vice President and CFO of	2008	276,000	0		355,800	0	0	44,213	(4)	25,635	701,648
Sterling Financial Corp.	2007	240,000	100,000		331,700	114,776	0	37,406	(4)	16,922	840,804

Ezra A. Eckhardt	2009	449,923	0		37,000	0	0	0		5,775	492,698
President and Chief Operating Officer	2008
of Sterling Savings	2007

Donn C. Costa	2009	487,500	0		18,500	0	0	0		17,470	523,470
Executive Vice President of Golf	2008	370,000	0		0	21,002	0	0		21,856	412,858
Savings Bank	2007	370,000	0		0	20,184	0	0		17,976	408,160

Debbie L. Steck	2009	514,576	7,170	(6)	0	2,093	0	0		5,775	529,614
Chief Operating Officer of Golf	2008
Savings Bank	2007

Heidi B. Stanley	2009	552,834	0		74,000	0	0	33,779	(4)	24,820	685,433
Former Chairman and CEO of	2008	393,885	0		444,750	0	0	48,806	(4)	35,173	922,614
Sterling Savings	2007	350,000	125,000		497,550	286,939	0	36,081	(4)	21,994	1,317,564

(1)

Represents dollar amounts earned for the fiscal year indicated. Amounts previously reported for 2007 have been revised to reflect the fiscal year for which they were earned. Sterling generally pays bonus compensation in January, following completion of the fiscal year in which it is earned.

(2)	Represents the aggregate grant date fair market value of awards as determined for financial reporting purposes.
(3)

Includes perquisites and other compensation. Additional information regarding other compensation, including perquisites that in the aggregate exceeded $10,000 for an individual, is provided in the “Components of All Other Compensation” table below.

(4)	Represents the change in the accumulated benefit for Ms. Stanley and Mr. Byrne pursuant to the vesting schedule under the Old DCP and the early retirement reduction under the SERP.
(5)

The SERP accrual for Mr. Byrne in 2009 reflects a one-time adjustment of $236,677 due to reaching 25 years of service and becoming 100% vested in his benefits so that there will be no early retirement reduction even if his employment terminates before his normal retirement age. See the “Pension Benefits” section of this report for further information about the SERP.

(6)

Ms. Steck earned a bonus of $410,666 for the period from January 1, 2009 to June 15, 2009, the effective date of the IFR under Section 111 of EESA, that cannot be paid to her until she is no longer a senior executive officer or one of the top 10 most highly compensated employees of Sterling or Sterling pays back the CPP obligations, whichever occurs first. From and after June 15, 2009, she is not entitled to earn a bonus because she is one of the senior executive officers or the top 10 most highly compensated employees of Sterling due to Sterling’s participation in the CPP program of TARP. See the “Regulatory Compliance” section of this report for further information on these restrictions.

Components of All Other Compensation

The components of the “All Other Compensation” column in the Summary Compensation Table, including perquisites that in the aggregate exceeded $10,000 for an individual, are detailed in the following table.

Name (1)	Auto Allowance Parking Gas ($)	Club Memberships and Dues ($)	Financial Planning and Tax Preparation ($)	401(k) Matching Contribution ($)	Tax Gross-up ($)	Dividends on Unvested Restricted Shares ($)	Total ($)

J. Gregory Seibly	10,271	3,792	0	5,775	0	0	19,838
Harold B. Gilkey	10,008	19,240	1,735	5,775	0	0	36,758
Daniel G. Byrne	9,327	1,266	0	5,775	0	0	16,368
Donn C. Costa	4,800	6,895	0	5,775	0	0	17,470
Heidi B. Stanley	10,508	5,300	3,237	5,775	0	0	24,820

(1)	Includes only Named Executive Officers for whom the aggregate value of perquisites exceed $10,000.

Grants of Plan-Based Awards

Under the direction of the Audit Committee, Sterling has reviewed its policy regarding the granting of stock options and affirmed that Sterling has adequate procedures in place to ensure that no option grants have been or may be “back-dated” or “spring-loaded.” The following tables show the stock option grants and grants of restricted stock during 2009.

Name	Grant Date	Date of Personnel Committee and/or Board Action	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

J. Gregory Seibly	1/30/2009	12/15/2008	20,000	0	N/A	37,000

Harold B. Gilkey	1/30/2009	12/15/2008	60,000	0	N/A	111,000

Daniel G. Byrne	1/30/2009	12/15/2008	40,000	0	N/A	74,000

Ezra A. Eckhardt	1/30/2009	12/15/2008	20,000	0	N/A	37,000

Donn C. Costa	1/30/2009	12/15/2008	10,000	0	N/A	18,500

Debbie L. Steck	1/30/2009	12/15/2008	0	2,000(2)	1.85	2,093

Heidi B. Stanley	1/30/2009	12/15/2008	40,000	0	N/A	74,000

(1)

All restricted stock awards were granted at a price of $0.00. Grants made on January 30, 2009 carry a fair market value of $1.85 per share and vest over a four-year period with 25% vesting one year after the date of grant. Mr. Gilkey’s grant vests over a two-year period with 50% vesting one year after the date of grant.

(2)	Option awards granted to Ms. Steck on January 30, 2009 are expensed at $1.0466 per share and vest over a four-year period with 25% vesting one year after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)(1)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)(3)	(i)	(j)
J. Gregory Seibly
7/25/2007	15,000	15,000	0	$24.4200	7/25/2015
1/31/2008						9,000	$5,580
1/30/2009						20,000	$12,400

Harold B. Gilkey (4)
12/17/2002	45,000	0	0	10.1467	1/12/2010
12/16/2003	45,000	0	0	19.8400	1/12/2010
12/21/2004	60,000	0	0	26.7133	1/12/2010
12/19/2005	50,000	0	0	25.7100	1/12/2010

Daniel G. Byrne
12/16/2003	15,000	0	0	19.8400	2/28/2010
12/21/2004	22,500	0	0	26.7133	2/28/2011
12/19/2005	25,000	0	0	25.7100	2/28/2012
1/31/2007	5,000	5,000	0	33.1700	1/31/2017	5,000	$3,100
1/31/2008						15,000	$9,300
1/30/2009						40,000	$24,800

Ezra A. Eckhardt
12/21/2004	15,000	0	0	26.7133	2/28/2011
12/19/2005	10,000	0	0	25.7100	2/28/2012
1/31/2007	7,500	7,500	0	33.1700	3/15/2013
1/31/2008						9,000	$5,580
1/30/2009						20,000	$12,400

Donn C. Costa
1/31/2007	1,000	1,000	0	33.1700	3/15/2013
1/31/2008	1,250	3,750	0	17.7900	2/28/2014
1/30/2009						10,000	$6,200

Debbie L. Steck
1/31/2008	500	1,500	0	17.7900	2/28/2014
1/30/2009	0	2,000	0	1.8500	2/28/2015

Heidi B. Stanley (4)
7/25/2000	7,950	0	0	4.3933	1/12/2010
12/19/2001	22,500	0	0	6.7467	1/12/2010
9/5/2003	37,500	0	0	17.1533	1/12/2010
12/21/2004	37,500	0	0	26.7133	1/12/2010
12/19/2005	40,000	0	0	25.7100	1/12/2010
1/31/2007	12,500	0	0	33.1700	1/12/2010

(1)	Column (a) notes the grant date of each award below each Named Executive Officer.
(2)	Column (g) shows the number of shares of restricted stock that have not vested as of December 31, 2009.
(3)

Column (h) shows the aggregate market value of shares of restricted stock that have not vested as of December 31, 2009. This value is calculated using the closing price of Sterling stock of $0.62 on December 31, 2009, the last trading day of the year.

(4)

Mr. Gilkey and Ms. Stanley’s options expired on January 12, 2010, three months from the date of their departure from Sterling on October 12, 2009, and no additional exercises occurred from December 31, 2009 to the date of expiration.

Option Exercises and Stock Vested

The following table shows the value realized as of December 31, 2009 upon exercise of stock options and vesting of stock awards by each of the Named Executive Officers during 2009.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

J. Gregory Seibly	0	0	3,000	5,550

Harold B. Gilkey	0	0	37,500	76,375

Daniel G. Byrne	0	0	7,500	13,875

Ezra A. Eckhardt	0	0	3,000	5,550

Donn C. Costa	0	0	0	0

Debbie L. Steck	0	0	0	0

Heidi B. Stanley	0	0	10,000	18,500

Pension Benefits

The SERP is a non-qualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling. Mr. Gilkey became eligible for full retirement benefits at age 67 1/2 calculated at 60% of his 2002 base salary paid over a period of 15 years. Mr. Byrne is eligible for full retirement benefits at age 65 calculated at 60% of his 2002 base salary paid out over a period of 15 years. Ms. Stanley was eligible for full retirement benefits at age 65 calculated at 60% of her 2002 base salary paid out over a period of 15 years.

Messrs. Gilkey and Byrne are fully vested in the retirement benefit. Due to Ms. Stanley’s departure from Sterling prior to reaching the eligible retirement age, her benefits were reduced by 5% annually for each year the retirement date precedes her normal retirement age. The early retirement reduction will not exceed 50%. Benefits under the SERP commence at normal retirement age.

The following table reflects the present value of accrued benefits payable to each of the Named Executive Officers, including the years of credited service under the plan, determined in accordance with the plan and using the same actuarial assumptions as used by Sterling for financial reporting purposes under GAAP.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

J. Gregory Seibly (1)		0	0	0

Harold B. Gilkey	SERP	26	1,929,356	0

Daniel G. Byrne	SERP	26	449,617	0

Ezra A. Eckhardt (1)		0	0	0

Donn C. Costa (1)		0	0	0

Debbie L. Steck (1)		0	0	0

Heidi B. Stanley (2)	SERP	24	235,799	0

(1)	Messrs. Seibly, Eckhardt, Costa and Ms. Steck are not eligible for the SERP.
(2)	Ms. Stanley was not fully vested and therefore her accumulated benefit reflects an early retirement reduction based on a normal retirement age of 65 and an early retirement date of October 12, 2009.

Nonqualified Deferred Compensation

The Old DCP, enacted in 1984 and frozen after 2001, provides a vehicle to assist employees with saving for retirement and creates an incentive to increase employee ownership of Sterling common stock. Only employer contributions to the plan are allowed. See discussion under “Deferred Compensation Plans” in the “Components of Compensation” section for further details on this plan and the segregation of the plan in response to the enactment of Code Section 409A.

Most of the contributions are invested in shares of Sterling common stock, but the participants have the opportunity to diversify any funds contributed after May 1, 2001, among Sterling common stock, the MFS Value Fund, the Black Rock S&P 500 Fund, and the Franklin Small /Mid Cap Growth Fund.

The annualized performance of each selection in the Old DCP are as follows:

Sterling common stock	-92.95%
MFS Value Fund	20.48%
BlackRock S&P 500 Index Fund	26.15%
Franklin Sm/Mid Cap Growth Fund	43.17%

Payments must commence within one year of termination of employment and may be paid in a lump sum or installments, as determined by the Personnel Committee and the Board, provided however, that the balances vesting after December 31, 2004 will be paid in three annual installments, commencing on the later of the first payroll date of the next plan year or the first payroll date that is six months after the participant’s separation from service.

In 2006, Sterling Savings Bank adopted the Sterling Savings Bank DCP, which allows participants to defer up to 75% of base salary and 100% of bonuses, commissions and Director fees. Employer contributions are also permitted under the plan, however, other than a few signing bonuses related to new hires or retention following corporate acquisitions, no regular employer contributions have been made under this program. In 2009, Daniel G. Byrne, Donn C. Costa and J. Gregory Seibly were the only Named Executive Officers to participate in the Sterling Savings Bank DCP.

Earnings under the Sterling Savings Bank DCP are based on participants’ allocations among the following measurement funds.

Fund	Annualized Return for 2009

Fidelity VIP Money Market	0.47%
Maxim Loomis Sayles Corporate Bond	38.46%
DWS Strategic Value VIP	25.30%
Dreyfus Stock Index Fund	26.33%
Janus Aspen Series Forty: IS	46.33%
Fidelity VIP MidCap: SC2	39.75%
DWS VS II Dreman Small Mid Cap Value: CI A	29.70%
Dreyfus VIF International Equity: IS	25.27%
Fidelity VIP Contra Fund	35.47%

Distributions are made under the plan following a participant’s death, disability, retirement or termination of service in a lump sum or up to 15 annual installments as elected by the participant. Participants may elect to receive a scheduled distribution during employment with certain exclusions. As of December 31, 2009, there were 41 active participants in the Sterling Savings Bank DCP. Under the plan, participants may contribute up to 75% of their base salary and up to 100% of commissions, bonus and Director fees. The deferred amounts are credited to the participants’ accounts, which do not hold assets but are maintained for record-keeping purposes. The earnings under the Plan are credited based on the return of measurement funds selected by the participants. The measurement funds are designed to mirror the performance of mutual funds selected by the plan committee. All participant contributions vest immediately. Each year, based on a written agreement (such as an employment agreement) or at its sole discretion, Sterling may contribute amounts to all, some or none of the participants. The vesting of the Sterling contributions is determined based on the written agreement between the participant and Sterling or based on a vesting schedule determined by the plan committee. Within 60 days after the later of the first business day of the plan year following the plan year in which a participant retires, or the last day of the six month period immediately following the date on which a participant retires, the participant’s account will be distributed either in a lump sum or installments up to 15 years as elected by the participant. Within 60 days after the plan committee is notified of a participant’s death or a participant becomes disabled, the participant’s account will be distributed in a lump sum. Within 60 days after the last day of the six month period immediately following the date on which employment terminates, the participant’s account will be distributed in a lump sum payment. Participants may elect to receive a scheduled distribution with certain exclusions. Although the benefits provided under the DCP are considered in determining the overall compensation of the executive officers, in general they do not impact the other types of compensation provided to them. As of January 1, 2009, the Sterling Savings Bank DCP was amended and restated to comply with Section 409A and the final regulations promulgated thereunder.

The following table reflects the accumulated balances under all of the deferred compensation arrangements maintained by Sterling in which the Named Executive Officers participate.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

J. Gregory Seibly (1)	0	0	23,152	0	342,328

Harold B. Gilkey (2)	0	0	-2,192,224	0	451,368

Daniel G. Byrne (2) (3)	0	0	-230,557	0	233,354

Ezra A. Eckhardt	0	0	7,717	0	36,699

Donn C. Costa	0	0	42,716	0	285,095

Debbie L. Steck	0	0	0	0	0

Heidi B. Stanley (2) (3)	0	0	-403,773	0	54,920

(1)

Mr. Seibly is a participant in the Sterling Savings Bank DCP only, and pursuant to his employment agreement, his employer contribution in the plan will vest over three years. Vested balance as of December 31, 2009 is $289,064.

(2)

Ms. Stanley and Messrs. Gilkey and Byrne are participants in the Old DCP, which has had no additional contributions since 2001 and was segregated into two separate arrangements following the enactment of Code Section 409A. (See “Deferred Compensation Plans” in the “Components of Compensation” section.) The balances herein reflect the total amount of earnings and aggregate balances of December 31, 2009 in all of the deferred compensation arrangements.

(3)	Ms. Stanley had reportable 2009 compensation of $7,500; Mr. Byrne had reportable 2009 compensation of $3,500.

Potential Post-Employment Payments

The employment agreements described below for each of the Named Executive Officers reflects the current terms of their contracts with Sterling. However, these agreements are subject to the executive compensation restrictions applicable to TARP participants under EESA, as amended by ARRA, as well as the restrictions imposed by the FDIC. Specifically, ARRA’s prohibitions on certain types of compensation and the prohibition on golden parachute payments under FDIC regulations require that Sterling may not pay the Named Executive Officers for bonus compensation and payments that are made upon any cessation of employment, including severance pay and the vesting or acceleration of benefits for so long as these laws and regulations apply to Sterling. See below for specific estimates of how the ARRA and FDIC restrictions are expected to limit each executive’s compensation under their current agreements.

As a result of Mr. Gilkey’s and Ms. Stanley’s departure from Sterling in 2009, both were entitled to receive certain benefits pursuant to their existing employment agreements.

Mr. Gilkey was eligible to receive: retirement benefits under the SERP, which are described under the “Pension Benefits” section of this report; his accumulated balance under all of the deferred compensation arrangements maintained by Sterling in which he was a participant, which are described under the “Nonqualified Deferred Compensation” section of this report; medical and dental insurance coverage for life for Mr. Gilkey and his spouse (these benefits equal an annual premium cost to Sterling of $25,830 for 2010); and accrued vacation time of $74,127, which was paid at the time of his departure.

Ms. Stanley was eligible to receive: retirement benefits under the SERP, which are described under the “Pension Benefits” section of this report; her accumulated balance under all of the deferred compensation arrangements maintained by Sterling in which she was a participant, which are described under the “Nonqualified Deferred Compensation” section of this report; and accrued vacation time of $50,714, which was paid at the time of her departure.

Under the terms of Mr. Gilkey’s and Ms. Stanley’s employment agreements they were eligible for additional benefits, however as required by EESA and ARRA and due to the application of FDIC Part 359 to Sterling, as discussed under the “Regulatory Compliance” section of this report, at the time of their departure, Mr. Gilkey and Ms. Stanley were not eligible to receive any golden parachute payments in connection with their departure from Sterling.

J. Gregory Seibly.    Mr. Seibly is employed under the terms of an employment agreement with Sterling. This agreement may be terminated at any time by either Mr. Seibly or Sterling. Under the terms of this agreement, Mr. Seibly is entitled to receive a minimum annual base salary of at least $325,000. In addition, a contribution of $200,000 was made to the Sterling Savings Bank Deferred Compensation Plan, which was 75% vested as of December 31, 2009, and will continue to vest in 25% increments to become fully vested on December 31, 2010. In addition, Mr. Seibly is eligible to participate in all compensation and employee benefit plans and programs, including stock option or incentive plans, maintained by Sterling for its senior officers. During 2009, Mr. Seibly’s base salary was increased to $500,000, as discussed above under “2009 Compensation of Named Executive Officers.”

In the event Mr. Seibly’s employment is terminated within 24 months following a change in control for any reason other than for cause or by Mr. Seibly due to a constructive discharge, Sterling is required to pay to Mr. Seibly an amount equal to two times his Annual Compensation, which includes salary, bonus and the amount of contributions made or to be made by Sterling on behalf of Mr. Seibly in the year of termination to the pension and welfare plans maintained by Sterling. In addition, he would be entitled to any vested benefits in the employee benefit programs and compensation plans and programs in which he participates as determined by the plan then in effect. Any stock options and other incentive awards held by Mr. Seibly would become fully vested and exercisable.

In the event of a termination of employment for any reason other than due to a change in control, Sterling would have no liability to pay further compensation or any other benefit to Mr. Seibly, other than stock options or other incentive awards held pursuant to the terms of the grant(s) thereof and vested benefits payable under the terms of any executive or employee benefit programs maintained by Sterling in which he participates.

Pursuant to the Amendment to Mr. Seibly’s Employment Agreement entered into in connection with Sterling’s participation in the CPP, if payments made to Mr. Seibly constitute a “parachute payment” under Section 280G of the Code, Mr. Seibly is entitled to receive a sum equal to 2.99 times his “base amount” within the meaning of Section 280G(b)(3) of the Code, as the sole benefit payable. Any reduction in payments pursuant to this paragraph would be taken first from cash payments to Mr. Seibly and second from equity awards before other benefits are reduced.

As a Named Executive Officer of Sterling, Mr. Seibly is subject to many of the restrictions on executive compensation under EESA, ARRA and Part 359. See the “Regulatory Compliance” section of this report for a description of these restrictions. Sterling has provided Mr. Seibly with notice of the impact that these restrictions have on the compensation that he is able to receive. See the “Benefit Reduction as a Result of TARP” line item on the following table for an estimate of the impact these compensation restrictions may have on his current compensation arrangement.

The estimated total value of payments and benefits that would be due Mr. Seibly if he had been terminated on December 31, 2009 under the circumstances described above, are disclosed in the following table.

J. Gregory Seibly(1)

	Death ($)	Long- term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)

Severance Pay (2)	0	0	0	0	0	983,141
Accelerated Vesting of Stock Incentives (3)	0	0	0	0	0	0
Accelerated Vesting of Restricted Stock	0	0	0	0	0	11,148
Nonqualified Defined Contribution Plans (4)	342,328	342,328	289,064	289,064	289,064	342,328
Long-Term Disability Benefit (5)	0	156,000	0	0	0	0
Vacation Pay (6)	48,077	48,077	48,077	48,077	48,077	48,077

Total	390,405	546,405	337,141	337,141	337,141	1,384,694

Benefit Reduction as a Result of TARP	53,264	53,264	0	0	0	1,047,553

Total Benefit Allowable under TARP	337,141	493,141	337,141	337,141	337,141	337,141

(1)

All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2009. The post-employment payments in the table represent the amounts executive would be entitled to under the current employment agreement and benefit programs between the executive and Sterling. Due to the additional executive compensation limitations enacted in the American Recovery and Reinvestment Act of 2009 and TARP, the current employment agreement and benefit programs provide for certain benefits that Sterling is prohibited from paying until it is no longer subject to the TARP limitations. See “Total Benefits Allowable under TARP” at the bottom of the table for an estimation of the impact these restrictions will have on the current arrangement.

(2)

Severance Pay is based on 2009 salary, and Sterling’s 2009 cost for the benefits detailed above in the text. No amount is included for bonus as no bonus has been paid to Mr. Seibly in 2008 or 2009. The severance payment in the event of a qualifying termination following a change in control reflects a reduction due to a provision in Mr. Seibly’s employment agreement capping change in control payments to 2.99 times his base amount as determined pursuant to Code §280G. Mr. Seibly’s cash severance amount was reduced by $38,457 as a result of this provision.

(3)

The stock options granted on July 25, 2007 have an exercise price that was above the available market price as of December 31, 2009. Therefore, they would not have had any value upon their acceleration as of December 31, 2009.

(4)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see “Deferred Compensation Plans” in the “Components of Compensation” section).
(5)	Represents value of annual long-term disability insurance benefit.
(6)	Assumes executive is entitled to maximum amount of accrued vacation time and did not use any vacation time during 2009.

Daniel G. Byrne.    Mr. Byrne is employed under the terms of an employment agreement with Sterling, which continues until December 31, 2013. Under the agreement, Sterling will pay Mr. Byrne a minimum annual base salary of at least $276,000. In addition, he is entitled to receive annual incentive bonus awards and equity grants under Sterling’s equity incentive plan(s) then in effect. During 2009 Mr. Byrne’s base salary was increased to $500,000, as discussed under “2009 Compensation of Named Executive Officers.”

In the event of a termination from employment due to permanent disability, death, termination without cause, or constructive discharge, Mr. Byrne is entitled to severance pay in an amount equal to base salary for a three year period (the “Severance Period”). In addition, Mr. Byrne would receive any earned but unpaid base salary and incentive bonus amounts and amounts held for his account in Sterling’s deferred compensation plan and supplemental executive retirement plan then in effect would become fully vested and payable in full subject to the payment terms of the applicable plan document. All stock options and other incentive awards held by Mr. Byrne would become fully vested and exercisable during the Severance Period. He is also entitled to receive an automobile allowance through the end of the Severance Period.

In the event of termination from employment for cause, or a voluntary termination for reasons other than a constructive discharge or permanent disability, Mr. Byrne would receive earned but unpaid base salary and incentive bonus as of the date of termination of employment. No other payments would be made other than stock options or other incentive awards held pursuant to the terms of the grant(s) thereof and vested benefits payable under the terms of any executive or employee benefit programs maintained by Sterling in which they participate.

Pursuant to the Amendment to Mr. Byrne’s Employment Agreement entered into in connection with Sterling’s participation in the CPP, if payments made to Mr. Byrne constitute a “parachute payment” under Section 280G of the Internal Revenue Code (the “Code”), Mr. Byrne is entitled to receive a sum equal to 2.99 times his respective “base amount” within the meaning of Section 280G(b)(3) of the Code, as the sole benefit payable. Any reduction in payments pursuant to this paragraph would be taken first from cash payments to Mr. Byrne and second from equity awards before other benefits are reduced.

As a Named Executive Officer of Sterling, Mr. Byrne is subject to many of the restrictions on executive compensation under EESA, ARRA and Part 359. See the “Regulatory Compliance” section of this report for a description of these restrictions. Sterling has provided Mr. Byrne with notice as to the impact these restrictions have on the compensation that he is able to receive. See the “Benefit Reduction as a Result of TARP” line item in the following table for an estimate of the impact these compensation restrictions may have on his current compensation arrangement.

The estimated total value of payments and benefits that would be due Mr. Byrne if he had been terminated on December 31, 2009 under the circumstances described above, are disclosed in the following table.

Daniel G. Byrne(1)

	Death ($)	Long-term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)

Severance Pay (2)	1,482,041	1,482,041	0	0	1,482,041	896,084
Accelerated Vesting of Stock Incentives (3)	0	0	0	0	0	0
Accelerated Vesting of Restricted Stock	37,200	37,200	0	0	37,200	37,200
SERP (4)	380,456	507,190	507,190	0	507,190	380,456
Nonqualified Defined Contribution Plans (5)	233,354	233,354	231,354	231,354	233,354	233,354
Long-Term Disability Benefit (6)	0	156,000	0	0	0	0
Vacation Pay (7)	48,077	48,077	48,077	48,077	48,077	48,077
Auto Allowance	21,341	21,341	0	0	21,341	21,341
401k Matching Contribution	0	0	0	0	0	17,325

Total	2,202,469	2,485,203	786,621	279,431	2,329,203	1,633,837

Benefit Reduction as a Result of TARP	1,542,582	1,542,582	0	0	1,542,582	973,950

Total Benefit Allowable under TARP	659,887	942,621	786,621	279,431	786,621	659,887

(1)

All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2009 and any present value calculations are at 120% of the Applicable Federal Rate under Code § 1274(d). The post-employment payments in the table represent the amounts executive would be entitled to under the current employment agreement and benefit programs between the executive and Sterling. Due to the additional executive compensation limitations enacted in the American Recovery and Reinvestment Act of 2009 and TARP, the current employment agreement and benefit programs provide for certain benefits that Sterling is prohibited from paying until it is no longer subject to the TARP limitations. See “Total Benefits Allowable under TARP” at the bottom of the table for an estimation of the impact these restrictions will have on the current arrangement.

(2)

Executive severence pay is the present value of three years of continued salary in the event of a termination without cause, constructive discharge, executive death or disability. The severance payment in the event of a qualifying termination following a change in control reflects a reduction due to a provision in Mr. Byrne’s employment agreement capping change in control payments to 2.99 times his base amount as determined pursuant to Code §280G. Mr. Byrne’s cash severance amount was reduced by $603,916 as a result of this provision.

(3)

The stock options granted on January 31, 2007 have an exercise price that was above the available market price as of December 31, 2009. Therefore, they would not have had any value upon their acceleration as of December 31, 2009.

(4)

For consistency of reporting in this table, the SERP payments represent the present value of the benefit executive is entitled to under the SERP as of December 31, 2009, based on the assumptions described in footnote 1. These amounts differ from the amount reported in the Pension Benefits Table because the plan administrator uses different assumptions for financial accounting statement accrual purposes, which is the basis of the reporting in that table.
(5)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see “Deferred Compensation Plans” in the “Components of Compensation” section).
(6)	Represents value of annual long-term disability insurance benefit.
(7)	Assumes executive is entitled to maximum amount of accrued vacation time and did not use any vacation time during 2009.

Donn C. Costa.    Mr. Costa has been employed under the terms of an employment agreement with Sterling that expired on December 31, 2009. Mr. Costa and Sterling have agreed to continue to operate under substantially the same terms as those contained in his former agreement, subject to the compensation restrictions imposed under EESA, as amended by ARRA, and Part 359, until a new employment agreement is entered into. Under these terms, Mr. Costa receives a minimum annual base salary of at least $370,000. In addition, a contribution to the Sterling Savings Bank Deferred Compensation Plan was made in 2006 in the amount of $300,000, which amount has vested over a four-year period in increments of 25% per year. During 2009, Mr. Costa’s base salary was increased to $500,000, as discussed under “2009 Compensation of Named Executive Officers.”

Under the terms of this prior agreement, in the event Mr. Costa’s employment was terminated by Sterling for any reason other than for cause or by Mr. Costa for good cause, either during the term of the agreement or within two years following a change in control, Mr. Costa was entitled to receive an amount equal to two times his base salary. In addition, at the Board’s discretion, any stock options held by Mr. Costa at the time of such termination after a change in control would have become fully vested and any restrictions on restricted stock would have been accelerated. Mr. Costa was also entitled to receive continuation of medical benefits under the provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) at Sterling’s expense if his employment terminates for any reason other than gross misconduct.

Pursuant to the Amendment to Mr. Costa’s Employment Agreement entered into in connection with Sterling’s participation in the CPP, if the payments made to Mr. Costa in conjunction with a change in control are determined to constitute a “parachute payment” under 280G of the Internal Revenue Code (the “Code”), he is entitled to receive 2.99 times his “base amount,” as defined under Section 280G of the Code. Any reduction in payments pursuant to this paragraph would be taken first from cash payments to Mr. Costa and second from equity awards before other benefits are reduced.

As a Named Executive Officer of Sterling, Mr. Costa is subject to many of the restrictions on executive compensation under EESA, ARRA and Part 359. See the “Regulatory Compliance” section of this report for a description of these restrictions. Sterling has provided Mr. Costa with notice of the impact that these restrictions have on the compensation that he is able to receive. See the “Benefit Reduction as a Result of TARP” line item on the following table for an estimate of the impact these compensation restrictions may have on his current compensation arrangement.

The estimated total value of payments and benefits that would be due Mr. Costa if he had been terminated on December 31, 2009 under the circumstances described above, are disclosed in the following table.

Donn C. Costa(1)

	Death ($)	Long-term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)

Severance Pay (2)	0	0	0	0	1,000,000	1,000,000
Accelerated Vesting of Stock Incentives (3)	0	0	0	0	0	0
Accelerated Vesting of Restricted Stock (4)	0	0	0	0	0	3,844
Nonqualified Defined Contribution Plans (5)	285,095	285,095	285,095	285,095	285,095	285,095
Long-Term Disability Benefit (6)	0	156,000	0	0	0	0
COBRA Continuation Coverage (7)	0	22,065	22,065	0	22,065	22,065
Vacation Pay (8)	48,077	48,077	48,077	48,077	48,077	48,077

Total	333,172	511,237	355,237	333,172	1,355,237	1,359,081

Benefit Reduction as a Result of TARP	0	0	0	0	1,000,000	1,003,844

Total Benefit Allowable under TARP	333,172	511,237	355,237	333,172	355,237	355,237

(1)

All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2009 and any present value calculations are at 120% of the Applicable Federal Rate under Code § 1274(d). The post-employment payments in the table represent the amounts executive would be entitled to under the current employment agreement and benefit programs between the executive and Sterling. Due to the additional executive compensation limitations enacted in the American Recovery and Reinvestment Act of 2009 and TARP, the current employment agreement and benefit programs provide for certain benefits that Sterling is prohibited from paying until it is no longer subject to the TARP limitations. See “Total Benefits Allowable under TARP” at the bottom of the table for an estimation of the impact these restrictions will have on the current arrangement.

(2)

Executive severence pay is two times salary in the event of a termination without cause or constructive discharge. The severance payment in the event of a qualifying termination following a change in control is subject to reduction if the payment exceeds 2.99 times Mr. Costa’s base amount as determined pursuant to Code §280G. Mr. Costa’s base amount was high enough in 2009 so that no reduction is required under this provision.

(3)

The stock options granted on January 31, 2007 and January 31, 2008 have an exercise price that was above the available market price as of December 31, 2009. Therefore, they would not have had any value upon their acceleration as of December 31, 2009.

(4)	The vesting of restricted stock upon a change in control is subject to approval by Sterling.
(5)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see “Deferred Compensation Plans” in the “Components of Compensation” section).
(6)	Represents value of annual long-term disability insurance benefit.
(7)	Assuming premium increases 7% per year, premiums are averaged over 18 month COBRA period and discounted to present value.
(8)	Assumes executive is entitled to maximum amount of accrued vacation time and did not use any vacation time during 2009.

Ezra Eckhardt.    Mr. Eckhardt is employed under the terms of an employment agreement with Sterling. This agreement may be terminated at any time by either Mr. Eckhardt or Sterling. Under the terms of this agreement, Mr. Eckhardt is entitled to receive a minimum annual base salary of at least $260,000. In addition, Mr. Eckhardt is eligible to participate in all compensation and employee benefit plans and programs, including stock option or incentive plans, maintained by Sterling for its senior officers. During 2009, Mr. Eckhardt’s base salary was increased to $475,000, as discussed above under “2009 Compensation of Named Executive Officers.”

In the event Mr. Eckhardt’s employment is terminated within 24 months following a change in control for any reason other than for cause or by Mr. Eckhardt due to a constructive discharge, Sterling is obligated to pay to Mr. Eckhardt an amount equal to two times his Annual Compensation, which includes salary, bonus and the amount of contributions made or to be made by Sterling on behalf of Mr. Eckhardt in the year of termination to the pension and welfare plans maintained by Sterling. In addition, he would be entitled to any vested benefits in the employee benefit programs and compensation plans and programs in which he participates as determined by the plan then in effect. Any stock options and other incentive awards held by Mr. Eckhardt would become fully vested and exercisable.

If payments made to Mr. Eckhardt are determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Sterling would pay the Excise Tax Gross-Up equal to the excise tax that would be applied to the excess payment as defined in Section 280G of the Internal Revenue Code as well as an amount equal to federal, state, and local income taxes on this additional payment such that he would receive the net amount that he would have received had no excise tax been applied.

In the event of a termination of employment for any reason other than due to a change in control, Sterling would have no liability to pay further compensation or any other benefit to Mr. Eckhardt, other than stock options or other incentive awards held pursuant to the terms of the grant(s) thereof and vested benefits payable under the terms of any executive or employee benefit programs maintained by Sterling in which he participates.

As a Named Executive Officer of Sterling, Mr. Eckhardt is subject to many of the restrictions on executive compensation under EESA, ARRA and Part 359. See the “Regulatory Compliance” section of this report for a description of these restrictions. Sterling has provided Mr. Eckhardt with notice as to the impact these restrictions have on the compensation that he is able to receive. See the “Benefit Reduction as a Result of TARP” line item in the following table for an estimate of the impact these compensation restrictions may have on his current compensation arrangement.

The estimated total value of payments and benefits that would be due Mr. Eckhardt if he had been terminated on December 31, 2009 under the circumstances described above, are disclosed in the following table.

Ezra A. Eckhardt(1)

	Death ($)	Long-term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)

Severance Pay (2)	0	0	0	0	0	1,336,767
Accelerated Vesting of Stock Incentives (3)	0	0	0	0	0	0
Accelerated Vesting of Restricted Stock	0	0	0	0	0	11,148
Nonqualified Defined Contribution Plans (4)	36,699	36,699	36,699	36,699	36,699	36,699
Long-Term Disability Benefit (5)	0	156,000	0	0	0	0
Vacation Pay (6)	45,673	45,673	45,673	45,673	45,673	45,673

Total	82,372	238,372	82,372	82,372	82,372	1,430,287

Benefit Reduction as a Result of TARP	0	0	0	0	0	1,347,915

Total Benefit Allowable under TARP	82,372	238,372	82,372	82,372	82,372	82,372

(1)

All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2009. The post-employment payments in the table represent the amounts executive would be entitled to under the current employment agreement and benefit programs between the executive and Sterling. Due to the additional executive compensation limitations enacted in the American Recovery and Reinvestment Act of 2009 and TARP, the current employment agreement and benefit programs provide for certain benefits that Sterling is prohibited from paying until it is no longer subject to the TARP limitations. See “Total Benefits Allowable under TARP” at the bottom of the table for an estimation of the impact these restrictions will have on the current arrangement.

(2)

Severance Pay is two times 2009 salary, and Sterling’s 2009 cost for the benefits detailed above in the text. No amount is included for bonus as no bonus has been paid to Mr. Eckhardt in 2008 and 2009. The severance payment in the event of a qualifying termination following a change in control reflects a gross up of $348,731 for the taxes that would be due pursuant to Code §280G. This estimate assumes a 20% excise tax rate and an income tax rate of 35% for purposes of the gross up calculation. Mr. Eckhardt is not subject to the 2.99 times base amount cap on change in control severance that Messrs. Seibly, Byrne and Costa are subject to because he was not a Named Executive Officer in December 2008 when Sterling became a participant in Treasury’s TARP Capital Purchase Program and the Named Executive Officer employment agreements were required to be amended to include the provision capping severance pay. Due to recent increases in his annual compensation, the last five years of compensation that are averaged to create his base amount are low enough that his two times annual compensation severance payment would exceed three times his base amount triggering the gross up in his employment agreement. Note as reflected in the “Benefit Reduction as a Result of TARP” row of the table, Sterling is prohibited from providing this gross up as well as the severance pay on which it is based due to changes made to the executive compensation restrictions under TARP subsequent to the time Sterling became a participant in this program.

(3)

The stock options granted on January 31, 2007 have an exercise price that was above the available market price as of December 31, 2009. Therefore, they would not have had any value upon their acceleration as of December 31, 2009.

(4)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see “Deferred Compensation Plans” in the “Components of Compensation” section).
(5)	Represents value of annual long-term disability insurance benefit.
(6)	Assumes executive is entitled to maximum amount of accrued vacation time and did not use any vacation time during 2009.

Debbie L. Steck.    Ms. Steck was promoted to Chief Operating Officer and Vice President Production Manager of Golf Savings Bank in 2009. Following her promotion, Golf Savings Bank pays Ms. Steck a base salary of $565,000 per year. As required by EESA and ARRA, because Sterling is a participant in the CPP, Ms. Steck is not eligible to receive any additional incentive compensation. Moreover, in the event of any termination of employment, Ms. Steck has no right to any termination benefit other than those benefits that have been earned and vested at the time of termination.

As Ms. Steck has never been eligible to receive termination payments and benefits from Sterling or Golf Savings Bank, we have not included a Potential Post-Termination Table for her.

Determination of Payouts.    The determination of payout of post-employment compensation, benefits, and perquisites for the executive officers is based on the terms of each individual employment contract in conjunction with plan documents governing the individual benefit plans.

Except for Mr. Seibly, who is entitled to a cash payment equal to a multiple of his current benefit costs, as described above, the calculation of payouts for benefits is based on current total cost for each benefit (employer and employee) projected over the term such benefit is continued under the respective agreements and discounted to present value using a discount rate of 120% of the Applicable Federal Rate for December 2009 under Section 1274(d) of the Code.

Retirement benefits are calculated based on the terms described in the plan documents and according to any vesting, age, or service requirements. Where applicable, the benefit payout amount is reduced to reflect the present value of the actual vested amount to be received in any of the termination scenarios, using the same Section 1274(d) discount rate described above.

Conditions and Obligations.    Mr. Byrne is bound by a non-compete clause for a period of two years following a termination for cause or a voluntarily termination of employment with Sterling for reasons other than a constructive discharge or permanent disability. Mr. Byrne may not, without express prior written approval of Sterling’s Board, directly or indirectly own or hold any proprietary interest in, or be employed by or receive remuneration from, any corporation, partnership, sole proprietorship or other entity engaged in competition with Sterling or any of its subsidiaries, other than severance-type or retirement-type benefits from entities constituting prior employers. Mr. Byrne may not solicit any customer or client of Sterling or any of its subsidiaries for a competitor organization. Mr. Byrne may not act on behalf of any competitor to interfere with the relationship between Sterling or its subsidiaries and their employees during the non-compete period.

Mr. Seibly and Mr. Eckhardt are bound by a non-compete clause for a period of one year and a non-solicitation clause for a period of two years following a termination for cause or a voluntarily termination of employment with Sterling for reasons other than a constructive discharge or permanent disability. Mr. Seibly and Mr. Eckhardt may not, without prior express written approval of Sterling’s Board, directly or indirectly own or hold any proprietary interest in any corporate, partnership, sole proprietorship or other entity engaged in competition with Sterling or any of its affiliates. For a period of two years they may not solicit any customer or client of Sterling for a competitor, act on behalf of any competitor to interfere with the relationship between Sterling, its subsidiaries or affiliates and their employees, or solicit employees of Sterling, its subsidiaries or affiliates for new employment.

Neither Mr. Byrne, Mr. Seibly or Mr. Eckhardt remain subject to the non-compete or non-solicitation clauses in the event their termination of employment is due to one of the following events, as defined under their employment agreements: a permanent disability; a without cause termination; a constructive discharge; or a termination upon a change in control.

Mr. Costa is also bound by similar non-compete and non-solicitation clauses, but both clauses apply for a period of two years following his termination of employment during the term of his employment agreement. However, in the event the term of the agreement is allowed to expire without renewal by Sterling, the non-compete and non-solicitation will only apply if Sterling pays Mr. Costa an amount equal to two times his base salary.

Upon a violation of the non-compete provision by any of the executives, Sterling’s obligation to make payments, deliver shares of stock or provide for any benefits under the employment agreements, except to the extent vested and exercisable, shall cease.

Mr. Gilkey and Ms. Stanley are bound by a non-compete clause under the SERP for a period of one year following termination of service in which they may not, without prior express written consent of Sterling, its subsidiaries or affiliates, directly or indirectly, own or hold any proprietary interest in any corporation, partnership, sole proprietorship or other entity engaged in competition with Sterling, its subsidiaries or affiliates. They are also bound by a non-solicitation clause under the SERP for a period of two years following termination of service in which they may not solicit any customer or client of Sterling, its subsidiaries or affiliates for a competitor, act on behalf of any competitor to interfere with the relationship between Sterling, its subsidiaries or affiliates and its employees or solicit employees of Sterling, its subsidiaries or affiliates.

Compensation of Directors

During 2009, Directors of Sterling who were not employees of Sterling were paid a quarterly fee of $12,000, except for the Chairman of the Audit Committee, who received a quarterly fee of $13,000. Mr. Eisenhart also received a quarterly fee of $13,000 for his service during the fourth quarter of 2009 as Chairman of the Board. Directors receive reimbursement for travel and other reasonable expenses incurred in connection with Board business.

In 2009, Sterling awarded an annual grant of 1,000 shares of restricted stock to each non-employee Director. These shares vest 25% per year over four years as long as the individual remains a Director of Sterling. The following table sets forth information with regard to compensation earned by non-employee Directors in 2009. Compensation earned by employee Directors is included in the “Executive Compensation” section of this report.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)(2)		Stock Awards ($)(3)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension Value and Nonqualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Katherine K. Anderson	48,000		1,850		0	0	0	0	49,850
Ellen R.M. Boyer	49,000	(4)	1,850	(8)	0	0	0	0	50,850
William L. Eisenhart	52,000	(5)	1,850		0	0	0	0	53,850
James P. Fugate	48,000		1,850		0	0	0	0	49,850
James B. Keegan, Jr.	48,000		1,850	(7)	0	0	0	0	49,850
Robert D. Larrabee	48,000		1,850		0	0	0	0	49,850
Donald J. Lukes	57,597	(6)	1,850	(7)(8)	0	0	0	0	59,447
Michael F. Reuling	48,000		1,850	(8)	0	0	0	0	49,850
William W. Zuppe	48,000		1,850		0	0	0	0	49,850

(1)

Includes only Directors who served as Directors of Sterling during 2009. The appointment of the Sterling Savings Bank Directors to the Sterling Board did not become effective until March 2010. Director Gilkey is omitted from this table because he was a named executive officer who received no separate compensation for his services as a Director during 2009.

(2)	Includes cash payments made to Directors of Sterling for meetings attended during 2009.
(3)	Represents the aggregate grant date fair value of awards as determined for financial reporting purposes.
(4)	In conjunction with her appointment to Chairman of the Audit Committee, Director Boyer received one quarterly fee of $13,000.
(5)	In conjunction with his service as Chairman of the Audit Committee for three quarters and Chairman of the Board for one quarter, Director Eisenhart received four quarterly fees of $13,000.
(6)

Prior to his resignation, Director Lukes received director fees totaling $24,000 during 2009. Mr. Lukes also received an annual payment of $33,597 attributable to director fees deferred in his previous years of service. See “Executive Compensation – Deferred Compensation Plans.”

(7)	Directors Keegan and Lukes each forfeited 1,000 shares of restricted stock awards granted in 2009 due to their departure from the Board in 2009.
(8)

Directors Anderson, Boyer, Lukes and Reuling filed 83(b) elections on restricted stock awards they received on January 30, 2009. Fair market value of the awards at the time of grant was $1.85 per share.

The following table shows the aggregate number of stock awards and option awards outstanding for each non-employee Director as of December 31, 2009. A total of 7,000 stock awards granted to non-employee Directors of Sterling during 2009 remained outstanding as of December 31, 2009.

Name	Aggregate Stock Awards Outstanding as of 12/31/2009 (#)(1)	Aggregate Option Awards Outstanding as of 12/31/2009 (#)(2)	Grant Date Fair Value of Stock and Option Awards Made During 2009 ($)(3)
Katherine K. Anderson	1,750	0	1,850
Ellen R.M. Boyer	1,750	0	1,850
William L. Eisenhart	1,750	14,500	1,850
James P. Fugate	1,750	16,000	1,850
Robert D. Larrabee	1,750	13,000	1,850
Michael F. Reuling	1,750	11,785	1,850
William W. Zuppe	38,500	155,000	1,850

(1)	Assuming that all outstanding restricted stock awards will become fully vested.
(2)	Assuming that all outstanding stock option awards will become fully vested.
(3)

Restricted stock awards were granted at a price of $0.00 and carry a fair market value of $1.85 per share based on the closing price of Sterling common stock on January 30, 2009. All awards vest over a four-year period with 25% vesting one year after the date of grant.

PERSONNEL COMMITTEE REPORT

The Personnel Committee conducted a comprehensive review of the risks associated with all compensation plans for Sterling, Sterling Savings Bank and Golf Savings Bank in compliance with EESA, as amended by ARRA, and any rules and regulations promulgated thereunder. Cross functional risk review teams, including senior risk officers from the management teams of Sterling and each subsidiary bank, completed a multi-factor risk analysis for the compensation plans of all employees of Sterling and the subsidiary banks to identify the risks posed by the compensation plans and to ensure that they did not encourage unnecessary and excessive risks that threaten the value of the financial institution. The analysis also ensured that compensation plans are designed to limit features that encourage the manipulation of Sterling’s reported earnings to enhance the compensation of an employee. The analysis of each of the compensation plans, including the senior executive officer (“SEO”) compensation plans, reviewed and assessed how the plans focused on long-term value creation rather than the short-term results. The risk analysis involved was approved by Sterling’s external compensation consultant. The analysis uncovered no compensation plans that posed a significant risk to Sterling, Sterling Savings Bank or Golf Savings Bank. This analysis will be conducted every six months for all compensation plans provided by Sterling, Sterling Savings Bank and Golf Savings Bank while Sterling’s TARP obligations remain outstanding. Thereafter, it is anticipated that Sterling will consider the existing regulatory landscape and the benefit to Sterling of continuing some form of risk analysis with respect to Sterling’s compensation programs. See the TARP Compensation Standards section under the “Regulatory Compliance” section in this report for more information about Sterling’s compliance with the executive compensation standards of EESA, as amended by ARRA.

Sterling’s SEOs participate in the following compensation plans: salary payments; the SERP; deferred compensation and change in control agreements. See the “Components of Compensation” section in the Compensation Discussion and Analysis of this report for more information about the material terms of the SEOs compensation plans; also note that due to restrictions on the payment of bonuses to the SEOs under EESA, the SEOs are not currently being considered for awards under the incentive compensation plans and the equity plan. The Personnel Committee reviewed the above plans with the risk review team, including the senior risk officers, in December 2009 and again in January 2010 using a 26-point risk analysis. The Personnel Committee concluded that Sterling’s incentive based compensation plans do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of Sterling based on the following factors:

•

Base salary takes into account the individual’s qualifications, experience, performance, responsibilities, past and potential contributions to Sterling, Sterling’s financial position and peer group data.

•	Incentive compensation is largely based on achievement of specified goals on both short and long term basis with an emphasis on long term performance.
•

The SERP and deferred compensation plans that involve employer contributions are subject to long-term vesting schedules and are not open to new participants currently. The Sterling Savings Bank DCP, which is open to new participants, does not currently involve regular employer contributions and primarily acts as a deferral mechanism for current compensation. See the Nonqualified Deferred Compensation section of this report for more information on these plans.

•	Equity awards are tied to a vesting schedule and act to align management’s interest with shareholders over the long term.
•

As required under TARP, Sterling has implemented a clawback provision for all of its incentive compensation plans which allows Sterling to recover all or part of bonuses, commissions and incentive compensation paid to any employees under such plans if the awards were based on results that are materially inaccurate, manipulated or fraudulent in nature.

Non-SEO employees of Sterling and Sterling Savings Bank may be eligible to participate in four categories of plans: (1) Commission Plans – SSB Financial Services, Home Loan Center, Loan by Phone, Intervest and SBA; (2) Incentive Plans – Asset Recovery and DDA Collections; (3) Company Award Plans – Rewards Recognition, Corporate Awards and Company Campaigns; and (4) Discretionary Plans – Administrative Bonus Plan, Commercial Banking, Corporate Banking, Dealer Banking, Deposit Management Sales, Employee Banking, Merchant Services Credit Card, Private Banking, Real Estate, Retail, Special Assets, and Treasury Management Sales.

The Personnel Committee and the risk review team, including the senior risk officers, reviewed in December 2009 and again in January 2010 each of the plans in these four categories using the same 26-point risk analysis. Following this review it was concluded that none of the non-SEO compensation plans presented any material threat to Sterling’s capital or earnings, encouraged taking undue or excessive risk or encouraged manipulation of financial data in order to increase the size of an award, bonus or compensation. These conclusions were based on the following factors:

•	None of the Commission Plans were identified to have high risk for manipulation based on the 26-point risk analysis.
•	Under the SSB Financial Services Commission Plan all sales run through a compliance department that is designed to identify any manipulations by brokers.
•	Loans intended to produce awards under the SBA Commission Plan are assessed for long-term profitability.
•

Commission Plans that were identified to pose medium risk are in the process of being adjusted to ensure rewards correspond with the achievement of operation goals, profitability and a discretionary component.

•	All of the Company Awards Plans are discretionary awards granted by management and received a zero rating based on the 26-point risk analysis.
•	The Incentive Plans received low risk ratings based on the 26-point risk analysis.
•	The Discretionary Plans all received low risk ratings based on the 26-point risk analysis as they are limited through management’s assessment of performance.
•

As with the SEO plans, Sterling has implemented a clawback provision applicable to all of the listed plans, which allows Sterling to recover all or part of bonuses, commissions and incentive compensation paid to any employees under such plans if the awards were based on results that are materially inaccurate, manipulated or fraudulent.

In March 2010 the Personnel Committee and the risk review team, including the senior risk officers, reviewed the risk review of the Golf Savings Bank incentive compensation plans that the Golf Savings Bank board of directors completed in December 2009. The Golf Savings Bank board of directors reviewed the Golf Savings Bank incentive compensation plans based on a 23-point risk analysis similar to the analysis used for the Sterling and Sterling Savings Bank Plans. The Golf Savings Bank incentive compensation plans were reviewed by the Personnel Committee based on the same 23-point risk analysis. For future periods, Sterling plans to use the same analysis for both Sterling Savings Bank plans and Golf Savings Bank plans.

Golf Savings Bank employees participate in the following incentive compensation plans: Commercial Property Loan Officer; Commercial Property Manager; Branch Manager, Retail Loan Officer; Regional Manager; Inside Sales Lending Tree Loan Officer; Inside Sales Direct Lending Loan Officer; Processor Incentive Plan; Operations Supervisor; Loan Officer Assistant Defined; Loan Officer Assistant Discretionary; Branch Assistant; Business Development Manager; Mountlake Terrace Escrow Employees; Escrow Manager and Personal Banker.

Following both reviews it was concluded that none of the Golf Savings Bank incentive compensation plans presented any material threat to Sterling’s capital or earnings, encouraged taking undue or excessive risk or encouraged manipulation of financial data in order to increase the size of an award, bonus or compensation. These conclusions were based on the following factors:

•

The Commercial Property Loan Officer, Commercial Property Manager, Regional Manager, Processor Incentive Plan, Operations Supervisor; Loan Officer Assistant Defined, Loan Officer Assistant Discretionary, Branch Assistant, Business Development Manager, Mountlake Terrace Escrow Employees, Escrow Manager and Personal Banker plans were all identified to have low risk for manipulation of earnings.

•

The Inside Sales Lending Tree Loan Officer, Inside Sales Direct Lending Loan Officer, and Retail Loan Officer plans have built-in clawbacks for early payment defaults and non-payment defaults that act to minimize loan officers incentives to close on inappropriate loans.

•	The Branch Manager plan has a built-in clawback concerning loan losses due to branch error or fraud.
•

In an effort to mitigate additional risks, Golf Savings Bank instituted a company-wide clawback for incentive compensation if the awards were based on results that are materially inaccurate, manipulated or fraudulent.

The Personnel Committee recognizes that risks under the SEO compensation plans, non-SEO compensation plans, and the Golf Savings Bank incentive compensation plans may change from time to time; therefore the Personnel Committee will continue to monitor and assess the individual risks posed by the compensation programs and take steps to mitigate these risks as they arise.

Based upon the review of risks associated with Sterling’s compensation plans, as discussed above, the Personnel Committee certifies that:

(1)

It has reviewed with senior risk officers the SEO compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of Sterling;

(2)	It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to Sterling; and

(3)

It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of Sterling to enhance the compensation of any employee.

In addition, the Personnel Committee has reviewed and discussed with Sterling’s management the Compensation Discussion and Analysis contained in this report and based upon such review and discussion, the Personnel Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Submitted by the Personnel Committee of the Board of Directors of Sterling Financial Corporation.

Katherine K. Anderson, Chairman

James P. Fugate

Robert D. Larrabee

PERSONNEL COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Personnel Committee served as an officer or employee of Sterling during fiscal 2009, is formerly an officer of Sterling, or has had any relationships or participated in any related party transactions that qualify as “interlocking” or cross-board memberships that are required to be disclosed under the rules of the SEC. See the “Interests of Directors, Officers and Others in Certain Transactions” section under Item 13 of this report for a general description of transactions and relationships Directors and executive officers and their associates may have had with Sterling and its affiliates during the year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about Sterling’s common stock that may be issued upon the exercise of options, warrants and rights under Sterling’s equity compensation plans as of December 31, 2009.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:	1,892,882	$21.04	1,574,035(1)
Equity compensation plans not approved by shareholders:	None	None	None

Total	1,892,882	$21.04	1,574,035(1)

(1)	Sterling’s equity compensation plans provide that an aggregate total of up to 1,574,035 may be granted as either stock options or restricted stock awards.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of March 31, 2010 regarding the shares of Sterling common stock beneficially owned by (i) each person known by Sterling to own beneficially more than 5% of Sterling’s common stock; (ii) each Director of Sterling; (iii) the Named Executive Officers, consisting of the CEO of Sterling, the CFO of Sterling, and the three other most highly compensated executive officers who were serving as executive officers at the end of 2009; and (iv) all Directors and executive officers of Sterling as a group. Except as noted below, each holder has sole voting and investment power with respect to shares of Sterling common stock listed as owned by that person.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock(2)
Beneficial owners of more than 5%
BlackRock, Inc. (3)	3,249,755		6.23%
40 East 52nd Street
New York, NY 10022
Directors and Executive Officers
Creigh H. Agnew	10,312	(4)	*
Katherine K. Anderson	18,000		*
Ned M. Barnes	81,760	(5)	*
Rodney W. Barnett	73,850	(6)	*
Thomas H. Boone	107,546	(7)	*
Ellen R.M. Boyer	10,000		*
Daniel G. Byrne	199,805	(8)	*
Donn C. Costa	195,609	(9)	*
Ezra A. Eckhardt	84,277	(10)	*
William L. Eisenhart	20,950	(11)	*
James P. Fugate	27,412	(12)	*
Harold B. Gilkey	382,059	(13)	*
Kermit K. Houser	37,177	(14)	*
Marcus Lampros	33,942	(15)	*
Robert D. Larrabee	40,759	(16)	*
Michael F. Reuling	25,494	(17)	*
J. Gregory Seibly	61,360	(18)	*
Dianne E. Spires	20,331	(19)	*
Heidi B. Stanley	142,500	(20)	*
Debbie L. Steck	11,604	(21)	*
William J. Wrigglesworth	20,121	(22)	*
William W. Zuppe	484,429	(23)	*

All Directors and Executive Officers as a Group (29 persons)	2,211,854	(24)	4.21%

*	Less than 1%

(1)

In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Sterling common stock over which he or she has voting or investment power and of which he or she has the right to acquire beneficial ownership within 60 days of March 31, 2010. The table includes shares owned by spouses, other immediate family members, in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held as restricted stock and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.

(2)	Based on shares outstanding at March 31, 2010, of 52,176,282.
(3)

Based on Schedule 13G filed on January 29, 2010 by BlackRock, Inc. disclosing that in the aggregate they have sole voting power as to 3,249,755 shares and sole dispositive power as to 3,249,755 shares.

(4)	Includes 2,700 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(5)	Includes 18,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(6)	Includes 18,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(7)	Includes 12,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(8)

Includes 55,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010, and 43,775 shares held as of December 31, 2009 for Mr. Byrne’s individual account under the 401(k) Plan. Excludes 33,384 shares held by Sterling’s Deferred Compensation Plan.

(9)

Includes 4,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010, and 2,778 shares held as of December 31, 2009 for Mr. Costa’s individual account under the 401(k) Plan.

(10)

Includes 36,250 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010, and 15,727 shares held as of December 31, 2009 for Mr. Eckhardt’s individual account under the 401(k) Plan.

(11)	Includes 14,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(12)	Includes 15,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(13)	Includes 36,987 shares held as of December 31, 2009 for Mr. Gilkey’s individual account under the 401(k) Plan. Excludes 268,045 shares held by Sterling’s Deferred Compensation Plan.
(14)	Includes 9,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(15)	Includes 6,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(16)	Includes 12,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(17)	Includes 11,285 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(18)

Includes 15,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010, and 7,610 shares held as of December 31, 2009 for Mr. Seibly’s individual account under the 401(k) Plan.

(19)	Includes 9,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(20)	Includes 18,534 shares held as of December 31, 2009 for Ms. Stanley’s individual account under the 401(k) Plan. Excludes 49,365 shares held by Sterling’s Deferred Compensation Plan.
(21)

Includes 1,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010, and 3,712 shares held as of December 31, 2009 for Ms. Steck’s individual account under the 401(k) Plan.

(22)	Includes 6,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010.
(23)

Includes 155,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010, and 34,200 shares held as of December 31, 2009 for Mr. Zuppe’s individual account under the 401(k) Plan.

(24)

In addition to the information supplied in footnotes 4-23, includes 26,250 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2010, and 19,740 shares held in individual accounts under the 401(k) Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

INTERESTS OF DIRECTORS, OFFICERS AND OTHERS IN CERTAIN

TRANSACTIONS

Sterling’s Audit Committee Charter authorizes the Audit Committee to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis. Related party transactions are not permitted unless approved by the Audit Committee or another independent body of the Board of Directors.

Certain of the Directors and executive officers of Sterling and its subsidiaries were customers of and had transactions with Sterling Savings Bank or Golf Savings Bank during 2009. In addition, certain Directors and executive officers are officers, Directors or Shareholders of corporations or members of partnerships that were customers of or had transactions with Sterling Savings Bank or Golf Savings Bank during 2009. All such transactions were in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

Affirmative Determinations Regarding Director Independence

The Board of Directors has determined that each of the following Directors is an “independent director” as such term is defined by the rules of NASDAQ and the SEC:

Creigh H. Agnew

Katherine K. Anderson

Rodney W. Barnett

Thomas H. Boone

Ellen R.M. Boyer

William L. Eisenhart

James P. Fugate

Kermit K. Houser

Marcus Lampros

Robert D. Larrabee

Michael F. Reuling

Dianne E. Spires

William J. Wrigglesworth

The Board of Directors has also determined that each member of the three committees of the Board meets the independence requirements applicable to those committees prescribed by the rules of the NASDAQ and the SEC. These rules generally provide that an “independent director” is a person other than an officer or employee of Sterling or its subsidiaries or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. The NASDAQ rules also provide specific criteria that, if met, disqualify a Director from being independent.

Item 14.	Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

Audit Fees:    The aggregate fees and expenses billed by BDO for professional services rendered for the audit of Sterling’s annual financial statements, the reviews of the financial statements included in Sterling’s periodic reports filed with the Securities and Exchange Commission (the “SEC”) on Forms 10-Q, SEC registration statement services, and the audits of the financial statements of Sterling’s subsidiaries were $747,000 and $797,000 for the years ended December 31, 2008 and 2009, respectively. Fees for 2008 and 2009 include the integrated audit of Sterling’s consolidated financial statements and management’s report on the effectiveness of internal controls over financial reporting as required by the Public Company Accounting Oversight Board and the SEC.

Audit-Related Fees:    The aggregate fees and expenses billed by BDO for audit related services rendered during 2008 and 2009 were $54,000 and $29,000, respectively. Types of services in this category were primarily audits of the employee benefit plans and consultation on accounting standards.

Tax Fees:    The aggregate fees billed by BDO for tax services rendered during 2008 and 2009 were $49,000 and $70,000, respectively. Types of tax services provided by BDO primarily consisted of advice related to preparing Sterling’s corporate tax returns and tax consulting projects.

All Other Fees:    There were no other services provided by BDO during 2008 and 2009.

PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

It is the responsibility of Sterling’s Audit Committee to pre-approve all audit and non-audit services provided by BDO. The Audit Committee has adopted a policy authorizing certain permissible audit and non-audit services to be performed by BDO with subsequent reporting and oversight required by the Audit Committee. Permissible services, not pre-approved pursuant to this policy, require specific review and approval prior to the engagement by the Audit Committee, or a designated member. Specific pre-approval of such permissible services with estimated fees of $2,500 or less may be waived via the de minimis exception rule. Procedures are in place to ensure the Audit Committee chairman is notified in the event the de minimis rule is used. All services rendered by and fees paid to BDO are reported to and monitored quarterly by the Audit Committee. The Audit Committee considers whether the provision of related audit services are compatible with maintaining the independent registered public accounting firm’s independence. To assist the Audit Committee in its oversight responsibilities, the pre-approval policy identifies the three basic principles of independence with respect to services provided by the independent registered public accounting firm, as well as the non-audit services the independent registered public accounting firm is prohibited from providing. All services provided by BDO in each of the last two fiscal years were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents which are filed as a part of this report:

1.

Financial Statements:    The required financial statements are incorporated herein by reference to the financial statements and the notes thereto contained in pages F-1 through F-53 of the Original Form 10-K.

2.

Financial Statement Schedules:    Financial statement schedules have been omitted as they are not applicable or the information is included in the Consolidated Financial Statements incorporated herein by reference to the financial statements and the notes thereto in the Original Form 10-K.

3.	Exhibits: The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

(b)	See (a)(3) above for all exhibits filed herewith.

(c)

All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes incorporated herein by reference to the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

By:	/s/ J. Gregory Seibly
J. Gregory Seibly
President, Chief Executive Officer and Director

April 30, 2010

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

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

10.2

Warrant to purchase shares of Sterling common stock, dated December 5, 2008 and issued to the United States Department of the Treasury. Filed as Exhibit 4.2 to Sterling's current report on Form 8-K dated December 8, 2008 and incorporated by reference herein.

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

10.6

Form of First Amendment to the Amended and Restated Employment Agreement by and between Sterling and Daniel G. Byrne, Donn C. Costa, and J. Gregory Seibly, entered into on December 4, 2008. Filed as exhibit 10.2 to Sterling's current report on Form 8-K dated December 8, 2008 and incorporated by reference herein.

10.7*	Sterling Financial Corporation 1998 Long-Term Incentive Plan.

10.8*	Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999.

10.9*	Sterling Financial Corporation 2001 Long-Term Incentive Plan.

10.10*	Sterling Financial Corporation 2003 Long-Term Incentive Plan.

E-1

10.11

Sterling Savings Bank Bank Deferred Compensation Plan, effective date April 1, 2006. Filed as Exhibit 10.6 to Sterling’s Annual Report on Form 10-K dated February 28, 2007 and incorporated by reference herein.

10.12*	Sterling Financial Corporation and Sterling Savings Bank Bank Supplemental Executive Retirement Plan.

12.1*	Statement regarding Computation of Return on Average Common Shareholders’ Equity.

12.2*	Statement regarding Computation of Return on Average Assets.

12.3*	Statement of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21.1*	List of Subsidiaries of Sterling.

23.1*	Consent of BDO Seidman, LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

99.1*	Certification of Principal Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2*	Certification of Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Previously filed with Sterling’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 16, 2010.

E-2