Form 10-Q
period 2010-03-31
STERLING FINANCIAL CORP /WA/
filed 2010-05-03
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number.…0-20800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 27, 2010
Common Stock ($1.00 par value)	52,178,573

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2010

PART I – Financial Information

Item 1 – Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31 2010	December 31, 2009
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$909,102	$424,008
Non-interest bearing	146,566	140,775

Total cash and cash equivalents	1,055,668	564,783

Restricted cash	14,050	8,223
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,969,609	2,160,325
Held to maturity	16,788	17,646
Loans receivable, net	6,745,370	7,344,199
Loans held for sale (at fair value: $152,065 and $189,185)	153,342	190,412
Accrued interest receivable	39,084	43,869
Other real estate owned, net (“OREO”)	103,973	83,272
Office properties and equipment, net	89,281	92,037
Bank-owned life insurance (“BOLI”)	164,235	164,743
Core deposit intangibles	20,603	21,827
Mortgage servicing rights, net	12,813	12,062
Prepaid expenses and other assets, net	169,751	174,025

Total assets	$10,554,567	$10,877,423

LIABILITIES:
Deposits	$7,625,139	$7,775,190
Advances from Federal Home Loan Bank (“FHLB”)	1,267,026	1,337,167
Securities sold subject to repurchase agreements and funds purchased	1,025,385	1,049,146
Other borrowings	248,282	248,281
Cashiers checks issued and payable	5,324	6,443
Borrowers’ reserves for taxes and insurance	2,768	2,283
Accrued interest payable	18,689	22,245
Accrued expenses and other liabilities	116,493	113,419

Total liabilities	10,309,106	10,554,174

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; $1,000 stated value; 10,000,000 shares authorized; 303,000 shares issued and outstanding	294,665	294,136
Common stock, $1 par value; 750,000,000 shares authorized; 52,176,282 and 52,211,090 shares issued and outstanding	52,176	52,211
Additional paid-in capital	910,997	910,663
Accumulated other comprehensive loss:
Unrealized gains on investment securities and MBS available-for-sale, net of deferred income taxes of ($15,504) and ($9,518)	26,425	16,284
Accumulated deficit	(1,038,802)	(950,045)

Total shareholders’ equity	245,461	323,249

Total liabilities and shareholders’ equity	$10,554,567	$10,877,423

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans	$96,976	$126,923
MBS	19,826	29,880
Investments and cash equivalents	2,690	3,328

Total interest income	119,492	160,131

Interest expense:
Deposits	27,451	48,314
Short-term borrowings	2,111	4,651
Long-term borrowings	15,040	18,818

Total interest expense	44,602	71,783

Net interest income	74,890	88,348
Provision for credit losses	(88,556)	(65,865)

Net interest income (expense) after provision for credit losses	(13,666)	22,483

Non-interest income:
Fees and service charges	13,035	13,840
Mortgage banking operations	11,232	13,308
Loan servicing fees	1,146	(467)
BOLI	2,295	1,406
Gains on sales of securities	1,911	10,565
Other	(4,322)	(2,026)

Total non-interest income	25,297	36,626

Non-interest expenses	95,977	79,988

Loss before income taxes	(84,346)	(20,879)
Income tax benefit	0	436

Net loss	(84,346)	(20,443)
Preferred stock dividend	(4,412)	(4,347)

Net loss available to common shareholders	$(88,758)	$(24,790)

Earnings (loss) per share - basic	$(1.71)	$(0.48)

Earnings (loss) per share - diluted	$(1.71)	$(0.48)

Weighted average shares outstanding - basic	51,980,024	51,896,149
Weighted average shares outstanding - diluted	51,980,024	51,896,149

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(84,346)	$(20,443)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and OREO	95,219	69,776
Accretion of deferred gain on sale of branches	(67)	(201)
Net gain on sales of loans, investments and MBS	(13,487)	(22,712)
Stock based compensation	294	497
Excess tax benefit from stock based compensation	0	40
Stock issuances relating to direct stock purchase	5	9
Loss at foreclosure and gain on sale of OREO	13,152	8,976
Other losses	415	1,699
Increase in cash surrender value of BOLI	(2,295)	(1,542)
Depreciation and amortization	8,744	6,756
Change in:
Accrued interest receivable	4,785	2,973
Prepaid expenses and other assets	4	33,157
Cashiers checks issued and payable	(1,119)	(4,302)
Accrued interest payable	(3,556)	(2,531)
Accrued expenses and other liabilities	(741)	9,440
Proceeds from sales of loans originated for sale	695,258	572,574
Loans originated for sale	(676,879)	(559,883)

Net cash provided by operating activities	35,386	94,283

Cash flows from investing activities:
Change in restricted cash	(5,827)	161
Loans funded and purchased	(51,248)	(694,437)
Loan principal received	515,780	657,125
Proceeds from sales of other loans	6,425	0
Purchase of investment securities	(1,750)	(231,594)
Proceeds from maturities of investment securities	2,972	137,323
Proceeds from sale of investment securities	7,728	78,851
Proceeds from sale - MBS	44,579	108,131
Purchase of MBS	(18,047)	(327,874)
Principal payments on MBS	170,041	156,165
Purchase of office properties and equipment	(848)	(3,681)
Sales of office properties and equipment	0	7
Improvements and other changes to OREO	(1,235)	(4,481)
Proceeds from sales of OREO	30,302	15,608

Net cash provided by (used in) investing activities	698,872	(108,696)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$(18,895)	$84,077
Proceeds from issuance of time deposits	536,396	1,267,066
Payments for maturing time deposits	(702,549)	(1,260,977)
Interest credited to deposits	34,997	47,461
Advances from FHLB	275,000	85,000
Repayment of advances from FHLB	(345,046)	(237,794)
Net change in securities sold subject to repurchase agreements and funds purchased	(23,761)	59,139
Excess tax benefit from stock based compensation	0	(40)
Cash dividends paid to preferred shareholders	0	(2,946)
Other	485	1,230

Net cash provided by (used in) financing activities	(243,373)	42,216

Net change in cash and cash equivalents	490,885	27,803
Cash and cash equivalents, beginning of period	564,783	138,802

Cash and cash equivalents, end of period	$1,055,668	$166,605

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$48,158	$74,314
Income taxes	(1,618)	(39,104)
Noncash financing and investing activities:
Loans converted into OREO	69,583	45,251
Preferred stock cash dividend accrued	3,882	1,894

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net loss	$(84,346)	$(20,443)

Other comprehensive income (loss):
Change in unrealized losses on investments and MBS available-for-sale	16,127	6,635
Less deferred income taxes benefit (provision)	(5,986)	(2,273)

Net other comprehensive income	10,141	4,362

Comprehensive loss	$(74,205)	$(16,081)

Notes to Consolidated Financial Statements

1. Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as disclosed in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Sterling Financial Corporation’s (“Sterling’s”) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Sterling’s consolidated financial position and results of operations. These financial statements have been prepared under the assumption that the entity is a going concern, an assumption for which Sterling’s Independent Public Accountants expressed substantial doubt in their opinion relating to the December 31, 2009 consolidated financial statements.

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

In May 2009, the FASB issued guidance on subsequent events that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB amended its guidance on subsequent events. As a public reporting company, Sterling is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on Sterling’s consolidated financial statements.

In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance became effective for Sterling on January 1, 2010, and did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued guidance on considerations related to implementation of fair value measurement disclosures. This update to the codification specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for Sterling on March 31, 2010, and did not have a material impact on its consolidated financial statements.

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2010
Available for sale
MBS	$1,714,639	$51,686	$(5,347)	$1,760,978
Municipal bonds	187,013	3,296	(3,831)	186,478
Other	25,977	0	(3,824)	22,153

Total	$1,927,629	$54,982	$(13,002)	$1,969,609

Held to maturity
Tax credits	$16,788	$0	$0	$16,788

Total	$16,788	$0	$0	$16,788

December 31, 2009
Available for sale
MBS	$1,912,736	$44,579	$(12,326)	$1,944,989
Municipal bonds	195,807	3,500	(4,025)	195,282
Other	25,979	0	(5,925)	20,054

Total	$2,134,522	$48,079	$(22,276)	$2,160,325

Held to maturity
Tax credits	$17,646	$0	$0	$17,646

Total	$17,646	$0	$0	$17,646

Tax credit investments are in low income housing partnerships. Other available for sale securities were primarily comprised of a trust preferred security at both March 31, 2010 and December 31, 2009. During the three months ended March 31, 2010 and 2009, Sterling sold available-for-sale investments and MBS and recorded the following results:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(Dollars in thousands)
Three months ended:
March 31, 2010	$52,307	$1,971	$60
March 31, 2009	186,982	10,565	0

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost basis as of March 31, 2010 and December 31, 2009, grouped by the amount of time these securities have been in this unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
			(Dollars in thousands)
March 31, 2010
Municipal bonds	$3,165	$(34)	$54,975	$(3,797)	$58,140	$(3,831)
MBS	100,846	(811)	82,554	(4,536)	183,400	(5,347)
Other	0	0	20,914	(3,824)	20,914	(3,824)

Total	$104,011	$(845)	$158,443	$(12,157)	$262,454	$(13,002)

December 31, 2009
Municipal bonds	$13,758	$(317)	$45,729	$(3,708)	$59,487	$(4,025)
MBS	190,004	(4,039)	115,266	(8,287)	305,270	(12,326)
Other	0	0	18,791	(5,925)	18,791	(5,925)

Total	$203,762	$(4,356)	$179,786	$(17,920)	$383,548	$(22,276)

The amortized cost and fair value of available-for-sale and held-to-maturity debt securities as of March 31, 2010, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$750	$750	$201	$201
Due after one year through five years	0	0	1,129	1,148
Due after five years through ten years	0	0	111,934	113,537
Due after ten years	16,038	16,038	1,814,365	1,854,723

Total	$16,788	$16,788	$1,927,629	$1,969,609

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other than-temporarily impaired for the three months ended March 31, 2010, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. Sterling holds positions in classes of securities negatively impacted by temporary credit market disruptions, including a single-issuer trust preferred security, and private label collateralized mortgage obligations. As of March 31, 2010, the trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.7 million compared to a $20.9 million market value, or an unrealized loss of $3.8 million. As of March 31, 2010, the private label collateralized mortgage obligations had an aggregate amortized cost of $139.3 million compared to a $135.0 million market value, or an unrealized loss of $4.2 million. All private label collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are investment grade according to at least one rating agency. As of March 31, 2010, S&P had a rating of below investment grade on two of these securities, while Moody’s maintained its investment grade rating on the same securities. At March 31, 2010, these two private label collateralized mortgage obligations had an amortized cost of $46.4 million and a market value of $44.0 million. The vintage, or years of issuance, for these nonagency MBS ranges from 2003 to 2005. As of March 31, 2010, Sterling expects the return of all principal and interest on all securities within the portfolios pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and Sterling does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

3. Allowance for Credit Losses:

The following is an analysis of the changes in the allowances for credit losses:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$343,443	$208,365
Provision	87,890	65,865
Charge-offs	(143,859)	(68,290)
Recoveries	7,324	3,045

Allowance - loans, March 31	294,798	208,985

Allowance - unfunded commitments, January 1	11,967	21,334
Provision	666	0
Charge-offs	(310)	0

Allowance - unfunded commitments, March 31	12,323	21,334

Total credit allowance	$307,121	$230,319

The increase in the provision is in response to the level of classified loans and an increase in the level of charge-offs, with higher loss rates related to the decline in collateral values, particularly in the construction, commercial real estate and residential real estate portfolios. Classified assets include performing substandard loans, nonperforming loans and OREO. Nonperforming loans and OREO comprise nonperforming assets, for which the following summarizes as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	821,981	824,652	485,158
Restructured loans	136,785	71,279	84,281

Total nonperforming loans	958,766	895,931	569,439
OREO	116,011	91,478	100,512

Total nonperforming assets	1,074,777	987,409	669,951
Specific reserves	(31,063)	(35,334)	(16,970)

Net nonperforming assets	$1,043,714	$952,075	$652,981

Cumulatively, Sterling has written down its nonperforming assets by $626.3 million as of March 31, 2010, compared with write-downs of $579.7 million as of December 31, 2009 and $244.0 million as of March 31, 2009, primarily reflecting lower real estate appraisal values. Additionally, Sterling has established specific reserves of $19.0 million against its nonperforming loans for valuation changes between appraisals, and $12.0 million for its OREO properties.

At the applicable foreclosure date, other real estate owned is recorded at the fair value of the real estate, less the costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. As of March 31, 2010, the allowance for losses on OREO totaled $12.0 million. Changes in this allowance are as follows for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance, January 1	$8,204	$17,555
Provision	6,663	3,911
Charge-offs	(2,831)	(4,510)

Balance, March 31	$12,036	$16,956

4. Other Borrowings:

The components of other borrowings are as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Junior subordinated debentures	$245,282	$245,281
Other	3,000	3,000

Total other borrowings	$248,282	$248,281

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

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Initial Call Date	Rate at March 31, 2010			(in Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	1.65%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	1.89		51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	1.78		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	2.06		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	3.46		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	3.53		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	3.4		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	3.5		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	3.43		9,459
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	4.14		15,200

					2.39	%*	$245,282

*	Weighted average rate

5. Shareholders’ Equity:

At March 31, 2010, Sterling and its subsidiary Sterling Savings Bank were categorized under regulatory guidelines as “undercapitalized.” As a result, Sterling is subject to various restrictions, including restrictions on asset growth, acquisitions, new activities and new branches. Sterling and Sterling Savings Bank are operating under regulatory agreements; Sterling Savings Bank’s regulators have directed Sterling Savings Bank to increase its overall capital levels and, in particular, are requiring Sterling Savings Bank to increase its Tier 1 leverage ratio to 10.0%. In April 2010, Sterling and Thomas H. Lee Partners, L.P. (“THL”) entered into a definitive agreement (the “THL Agreement”) pursuant to which THL would purchase a combination of preferred and common stock and warrants for an aggregate purchase price of approximately $134.7 million. On May 3, 2010, Sterling announced that Sterling and THL intend to increase the size of the proposed investment in Sterling to $170 million, subject to the approval of the U.S. Department of the Treasury (the “Treasury”). For further discussion, see Note 14.

On December 5, 2008, Sterling issued 303,000 shares of preferred stock and a warrant for 6,437,677 shares of common stock to the Treasury for $303.0 million of Capital Purchase Program funds. During the third quarter of 2009, Sterling elected to defer the payment of dividends on this cumulative preferred stock. Under the terms of the preferred stock, failure to pay dividends for six dividend periods, whether or not consecutive, would cause the authorized number of directors constituting Sterling’s board of directors to be automatically increased by two, and the holders of the preferred stock, together with the holders of any outstanding parity stock with like voting rights, would be entitled to elect the two additional members of Sterling’s board of directors. In April, Sterling entered into a definitive agreement with the Treasury providing for, among other things, the exchange of the 303,000 shares of preferred stock held by the Treasury through its Capital Purchase Program for 303,000 shares of a newly-created Series C Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series C Stock”) with a liquidation preference of $303.0 million. For further discussion, see Note 14.

6. Earnings (Loss) Per Share:

The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended March 31,
	2010			2009
	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$(88,758)	51,980,024	$(1.71)	$(24,790)	51,896,149	$(0.48)
Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00	0	0	0.00
Common stock warrant	0	0	0.00	0	0	0.00

Diluted computations	$(88,758)	51,980,024	$(1.71)	$(24,790)	51,896,149	$(0.48)

Antidilutive securities not included in diluted earnings per share:
Common stock options		1,527,269			2,050,418
Common stock warrant		6,437,677			6,437,677
Restricted shares		185,158			417,377

Total antidilutive		8,150,104			8,905,472

The Codification requires a two-class method of computing earnings per share for entities that have participating securities such as Sterling’s unvested restricted shares. Application of the two-class method resulted in the materially equivalent earnings per share as the application of the treasury method, which is presented above.

7. Non-Interest Expenses:

The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Employee compensation and benefits	$40,448	$40,188
Insurance	12,685	4,290
Occupancy and equipment	9,476	9,993
OREO operations	10,923	6,104
Data processing	5,105	5,154
Legal and accounting	6,124	2,771
Depreciation	3,568	3,544
Advertising	2,495	2,755
Amortization of core deposit intangibles	1,225	1,225
Travel and entertainment	804	1,215
Other	3,124	2,749

Total	$95,977	$79,988

The increase in non-interest expenses was mainly due to an increase in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, expenses related to increased credit resolution costs and OREO operations, and expenses associated with Sterling’s recapitalization efforts.

8. Income Taxes:

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Sterling has assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Sterling determined that the negative evidence associated with a projected three-year cumulative loss, the regulatory agreement in place between Sterling Savings Bank and the FDIC (the “SSB Consent Agreement”) and between Sterling and the Federal Reserve Bank of San Francisco (the “Reserve Bank Agreement”), and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, a valuation allowance was established against its deferred tax asset, with the allowance totaling $303.0 million as of March 31, 2010, compared with $269.0 million as of December 31, 2009.

Subsequent to March 31, 2010, Sterling’s Board of Directors adopted a shareholder rights plan designed to preserve substantial tax assets that include net operating losses, capital losses and certain built-in losses that could be utilized in certain circumstances to offset taxable income and reduce its federal income tax liability. See Note 14.

9. Segment Information:

For purposes of measuring and reporting financial results, Sterling is divided into five business segments:

•	The Community Banking segment provides traditional banking and wealth management services through the retail, private and commercial banking groups of Sterling’s subsidiary, Sterling Savings Bank.

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

•

The Commercial Mortgage Banking segment originates, sells and services commercial real estate loans and participation interests in commercial real estate loans through offices in the western region of the United States primarily through Sterling Savings Bank’s subsidiary INTERVEST-Mortgage Investment Company (“INTERVEST”).

•	The Other and Eliminations segment represents the parent company expenses and intercompany eliminations of revenue and expenses.

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended March 31, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$108,955	$2,714	$6,134	$1,619	$70	$119,492
Interest expense	(33,737)	(6,329)	(3,063)	0	(1,473)	(44,602)

Net interest income (expense)	75,218	(3,615)	3,071	1,619	(1,403)	74,890
Provision for credit losses	(48,933)	(36,067)	(3,556)	0	0	(88,556)
Noninterest income	12,681	11	12,593	663	(651)	25,297
Noninterest expense	(76,636)	(1,615)	(12,070)	(1,408)	(4,248)	(95,977)

Income (loss) before income taxes	$(37,670)	$(41,286)	$38	$874	$(6,302)	$(84,346)

Total assets	$9,171,631	$812,115	$555,481	$17,085	$(1,745)	$10,554,567

	As of and for the Three Months Ended March 31, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$134,986	$10,846	$7,699	$6,370	$230	$160,131
Interest expense	(62,759)	(3,129)	(3,691)	0	(2,204)	(71,783)

Net interest income (expense)	72,227	7,717	4,008	6,370	(1,974)	88,348
Provision for credit losses	(24,692)	(34,308)	(6,865)	0	0	(65,865)
Noninterest income	24,946	231	14,111	538	(3,200)	36,626
Noninterest expense	(67,799)	(2,164)	(6,776)	(2,194)	(1,055)	(79,988)

Income (loss) before income taxes	$4,682	$(28,524)	$4,478	$4,714	$(6,229)	$(20,879)

Total assets	$10,871,882	$1,416,644	$559,682	$17,800	$(46,381)	$12,819,627

10. Stock-Based Compensation:

The following is a summary of stock option and restricted stock activity during the three months ended March 31, 2010:

	Stock Options		Restricted Stock
	Number	Weighted Average Exercise Price	Number	Weighted Average Grant Price
Balance, January 1, 2010	1,892,882	$21.04	261,750	$9.40
Granted	0	0.00	0	0.00
Exercised/vested	0	0.00	(65,500)	12.53
Cancelled/expired	(527,493)	22.26	(44,000)	6.20

Outstanding, March 31, 2010	1,365,389	$20.57	152,250	$8.98

Exercisable, March 31, 2010	1,048,514	$22.53

At March 31, 2010, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 3.7 years and $0, respectively, and of stock options exercisable was 3.4 years and $0, respectively, and at December 31, 2009, were 2.9 years and $0, respectively, and 2.4 years and $0, respectively. As of March 31, 2010, a total of 2,102,285 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2009 have vesting schedules ranging from two to four years. During the three months ended March 31, 2010 and 2009, the intrinsic value of options exercised were $0 and $0, respectively, and fair value of options granted were $0 and $192,000, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Three Months Ended March 31,
	2010	2009
Expected volatility	N/A	72%
Expected term (in years)	N/A	4.4
Expected dividend yield	N/A	0.00%
Risk free interest rate	N/A	2.07%

Stock-based compensation expense recognized during the periods presented was as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$146	$271
Restricted stock	147	453

Total	$293	$724

As of March 31, 2010, unrecognized equity compensation expense totaled $2.4 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 1.6 years. During the three months ended March 31, 2010, 20,000 stock options were forfeited, and 44,000 shares of restricted stock were forfeited.

11. Derivatives and Hedging:

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of March 31, 2010, Sterling had $200.8 million of interest rate lock commitments, $96.6 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $301.5 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $42.5 million as of March 31, 2010. As of December 31, 2009, Sterling had $110.0 million of interest rate lock commitments, $119.7 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $234.0 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $29.5 million as of December 31, 2009. As of March 31, 2010 and December 31, 2009, Sterling had entered into best efforts forward commitments to sell $19.6 million and $51.6 million of mortgage loans, respectively.

In the normal course of business, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various counterparties (“broker-dealers” or “dealers”). The counterparty swap agreements include certain representations, warranties and covenants, which include terms that allow for an early termination in the event of default. Failure to maintain a well capitalized position is one event that may be considered a default, and counterparties to the swap agreements could require an early termination settlement or an increase in the collateral to secure derivative instruments that are in net liability positions to Sterling. The “early termination provision” of the swap agreements could result in Sterling reimbursing the counterparty and recording a charge equal to the current market value of the swap agreement if terminated. During the three months ended March 31, 2010, no counterparties declared an early termination event. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position on March 31, 2010 was $4.5 million for which Sterling had already posted collateral with a market value of $5.4 million. Both customer and dealer related interest rate derivatives are carried at fair value by Sterling.

12. Fair Value:

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

The carrying amounts and fair values of financial instruments as of the periods indicated, were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

	March 31, 2010		December 31, 2009
	Carrying	Fair Value	Carrying	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$1,069,718	$1,069,718	$573,006	$573,006
Investments and MBS:
Available for sale	1,969,609	1,969,609	2,160,325	2,160,325
Held to maturity	16,788	16,788	17,646	17,646
Loans held for sale	153,342	153,342	190,412	190,412
Loans receivable, net	6,745,370	6,666,399	7,344,199	7,309,894
Accrued interest receivable	39,084	39,084	43,869	43,869
Other assets	108,781	108,781	108,502	108,502

Financial liabilities:
Non-maturity deposits	3,582,198	3,352,686	3,593,703	3,331,416
Deposits with stated maturities	4,042,941	4,110,619	4,181,487	4,241,141
Borrowings	2,540,693	2,509,123	2,634,594	2,581,832
Accrued interest payable	18,689	18,689	22,245	22,245
Other liabilities	4,510	4,510	4,319	4,319

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

•

Level 3 inputs are significantly unobservable, reflecting the reporting entity’s own assumptions regarding what market participants would assume when pricing a financial instrument. Level 3 inputs are to be used only when Level 1 and Level 2 inputs are unavailable.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Balance, March 31, 2010:
Investment securities available-for-sale:
MBS	$1,760,978	$0	$1,760,978	$0
Municipal bonds	186,478	0	186,478	0
Other	22,153	0	22,153	0

Total investment securities available-for-sale	1,969,609	0	1,969,609	0
Loans held for sale	153,342	0	153,342	0
Other assets - derivatives	8,099	0	3,396	4,703

Total assets	$2,131,050	$0	$2,126,347	$4,703

Other liabilities - derivatives	$4,510	$0	$0	$4,510

Balance, December 31, 2009:
Investment securities available-for-sale:
MBS	$1,944,989	$0	$1,944,989	$0
Municipal bonds	195,282	0	195,282	0
Other	20,054	0	20,054	0

Total investment securities available-for-sale	2,160,325	0	2,160,325	0
Loans held for sale	190,412	0	190,412	0
Other assets - derivatives	7,820	0	3,273	4,547

Total assets	$2,358,557	$0	$2,354,010	$4,547

Other liabilities - derivatives	$4,319	$0	$0	$4,319

The following table provides a reconciliation of interest rate swaps measured at fair value using significant unobservable or Level 3 inputs on a recurring basis during the three months ended March 31, 2010 and the year ended December 31, 2009. Gains and losses on these interest rate swaps are included in earnings as interest income or expense.

	Beginning Balance	Change included in earnings	Ending Balance
	(Dollars in thousands)
Three Months Ended March 31, 2010
Other assets - derivatives	$4,547	$156	$4,703
Other liabilities - derivatives	4,319	191	4,510

Year Ended December 31, 2009
Other assets - derivatives	7,460	(2,913)	4,547
Other liabilities - derivatives	7,460	(3,141)	4,319

Level 2 derivatives represent mortgage banking interest rate lock and loan delivery commitments, while level 3 derivatives represent interest rate swaps, with market values for these instruments being a function of the interest rate and term of the underlying loan. See Note 11 for a further discussion of these derivatives. Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Mortgage banking operations	$2,771	$3,832

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

	March 31, 2010
	Total Carrying Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans	$795,553	$0	$0	$795,553
OREO	101,133	0	0	101,133
Mortgage servicing rights	12,813	0	12,813	0

	December 31, 2009
Loans	$702,477	$0	$0	$702,477
OREO	78,302	0	0	78,302
Goodwill	0	0	0	0
Mortgage servicing rights	12,062	0	12,062	0

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

Loans Held for Sale

Sterling has elected to carry loans held for sale at fair value. The fair values are based on investor quotes in the secondary market based upon the fair value of options and commitments to sell or issue mortgage loans. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. As of March 31, 2010 and December 31, 2009, Sterling had $1.2 million and $1.3 million, respectively, of loans held for sale that were being reported at the lower of amortized cost or market value.

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

13. Going Concern:

These financial statements have been prepared under the assumption that the entity is a going concern. As a result of the uncertainty regarding Sterling’s ability to comply with the Reserve Bank Agreement and the SSB Consent Agreement, Sterling’s Independent Registered Public Accounting Firm added an explanatory paragraph in their audit opinion issued in connection with our December 31, 2009 consolidated financial statements, expressing substantial doubt regarding our ability to continue as a going concern. Management’s plans to address this uncertainty include the raising of capital, or the potential sale of Sterling or some or all of its assets. On April 29, 2010, Sterling entered into the THL Agreement, which is subject to various conditions, including, among others, Sterling raising total capital of at least $720 million (inclusive of the THL Transaction), and a conversion of the Treasury’s preferred stock at a discount to the face value. There can be no assurance that any of these efforts will be successful, and if Sterling were to be unsuccessful, its ongoing viability would be in doubt.

14. Subsequent Events:

In April 2010, Sterling’s previously announced consent solicitation relating to a discounted purchase offer for its outstanding Trust Preferred Securities expired. No amendments were made to applicable indentures, and Sterling is no longer seeking approval for such amendments or to purchase its outstanding Trust Preferred Securities.

In April 2010, Sterling’s Board of Directors adopted a shareholder rights plan designed to preserve substantial tax assets that include net operating losses, capital losses and certain built-in losses that could be utilized in certain circumstances to offset taxable income and reduce its federal income tax liability. Sterling’s ability to use its tax attributes would be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if Sterling’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in Sterling by more than 50 percentage points over a rolling three-year period. Five-percent shareholders do not include certain institutional holders, such as mutual fund companies, that hold Sterling equity securities on behalf of several individual mutual funds where no single fund owns 5 percent or more of Sterling equity securities. As part of the plan, the Sterling Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The preferred share purchase rights were distributable to shareholders of record as of April 15, 2010, as well as to holders of common stock and Sterling securities convertible into common stock issued after that date, but would only be activated if triggered pursuant to the terms of the plan. See Sterling’s Current Report on Form 8-K, as filed with the SEC on April 15, 2010, for additional information regarding the shareholder rights plan.

In April 2010, Sterling’s Board of Directors approved the merger of Golf Savings Bank with and into Sterling Savings Bank, subject to regulatory approval.

On April 29, 2010, Sterling and THL entered into the THL Agreement pursuant to which it is expected that THL will purchase shares of Sterling’s common stock (the “Common Stock”) at a price of up to $0.20 per share and shares of a newly-created Series B Convertible Participating Voting Preferred Stock (the “Series B Stock”) at a price of $75.00 per share of Series B Stock, representing a pro forma ownership interest of 16.6% on an as-converted basis, for an aggregate purchase price of approximately $134.7 million. THL would also receive a warrant with a seven-year term to purchase 168,383,759 shares of Common Stock exercisable at a price of up to $0.22 per share, representing a total investment of 19.9% on an as-converted basis and assuming the exercise of these warrants (together with the purchase of the Common Stock and the Series B Stock, the “THL Transaction”). A copy of the THL Agreement is attached hereto as Exhibit 10.1.

In connection with the THL Transaction, on April 29, 2010, Sterling executed a definitive exchange agreement (the “Treasury Exchange Agreement”) with the U.S. Department of the Treasury (the “Treasury”) providing for (i) the exchange of the 303,000 shares of preferred stock held by the Treasury through its Capital Purchase Program for 303,000 shares of a newly-created Series C Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series C Stock”) with a liquidation preference of $303 million, (ii) the exchange of the Series C Stock at a discounted exchange value of $75.75 million into 378,750,000 shares of Common Stock at a conversion price of $0.20 per share prior to the closing of the THL Transaction; and (iii) the amendment of the terms of the warrant currently held by Treasury to provide for an exercise price of $0.20 per share for a ten-year term following the THL Transaction. A copy of the Treasury Exchange Agreement is attached hereto as Exhibit 10.2.

On May 3, 2010, Sterling announced that Sterling and THL intend to increase the size of the proposed investment in Sterling to $170 million, subject to the approval of the Treasury under the terms of the Treasury Exchange Agreement. If approved, THL would purchase shares of Common Stock at a price of up to $0.20 per share and shares of Series B Stock at $92.00 per share, each of which would be mandatorily convertible into 460 shares of Common Stock. THL would continue to receive a warrant with a seven-year term to purchase shares of Common Stock exercisable at a price of up to $0.22 per share, representing a total investment of 24.9% on an as-converted basis and assuming the exercise of these warrants. If approved, the THL Agreement and the Treasury Exchange Agreement would be revised to reflect the increased size of the investment and certain other related technical matters.

The THL Transaction and the Treasury Exchange Transaction are conditioned upon each other and on other closing conditions, including Sterling raising a total of at least $720 million (inclusive of the THL investment), which would enable it to meet all of its regulatory capital requirements.

PART I – Financial Information (continued)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

March 31, 2010

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2009 annual report on Form 10-K.

General

Sterling Financial Corporation (“Sterling”) is a bank holding company, organized under the laws of Washington State in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. Sterling Savings Bank, headquartered in Spokane, Washington, commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association, and in 2005 converted to a commercial bank. Sterling Savings Bank offers commercial banking products and services, mortgage lending, construction financing and investment products to individuals, small business, commercial organizations and corporations. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans.

Sterling’s dedication to personalized service and relationship banking has enabled it to grow both its retail deposit base and its lending portfolio in the western United States. With $10.55 billion in total assets as of March 31, 2010, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured and uninsured deposits from the general public throughout its five state footprint through its two subsidiary banks, Sterling Savings Bank and Golf Savings Bank, and through its commercial real estate division INTERVEST-Mortgage Investment Company (“INTERVEST’). Sterling also markets fixed income and equities, mutual funds, annuities and other financial products through wealth management representatives located throughout Sterling’s financial service centers network.

Recent Developments

Sterling faces a number of challenges resulting from operating losses, driven by credit quality issues, and currently is categorized as being undercapitalized pursuant to regulatory guidelines. Both Sterling and Sterling Savings Bank are currently operating under regulatory agreements with the Federal Reserve Bank of San Francisco and the FDIC, respectively. Both agreements require, among other things, a return to a “well capitalized” status. As a result of the uncertainty regarding Sterling’s ability to comply with these agreements, Sterling’s Independent Registered Public Accounting Firm added an explanatory paragraph in their audit opinion issued in connection with our December 31, 2009 consolidated financial statements, expressing substantial doubt regarding our ability to continue as a going concern.

In April 2010, Sterling’s Board of Directors approved the merger of Golf Savings Bank with and into Sterling Savings Bank, subject to regulatory approval.

On April 29, 2010, Sterling and Thomas H. Lee Partners, L.P. (“THL”) entered into a definitive investment agreement (the “THL Agreement”) pursuant to which it is expected that THL will purchase shares of Sterling’s common stock (the “Common Stock”) at a price of up to $0.20 per share and shares of a newly-created Series B Convertible Participating Voting Preferred Stock (the “Series B Stock”) at a price of $75.00 per share of Series B Stock, representing a pro forma ownership interest of 16.6% on an as-converted basis, for an aggregate purchase price of approximately $134.7 million. THL would also receive a warrant with a seven-year term to purchase 168,383,759 shares of Common Stock exercisable at a price of up to $0.22 per share, representing a total investment of 19.9% on an as-converted basis and assuming the exercise of these warrants (together with the purchase of the Common Stock and the Series B Stock, the “THL Transaction”). A copy of the THL Agreement is attached hereto as Exhibit 10.1.

In connection with the THL Transaction, on April 29, 2010, Sterling executed a definitive exchange agreement (the “Treasury Exchange Agreement”) with the U.S. Department of the Treasury (the “Treasury”) providing for (i) the exchange of the 303,000 shares of preferred stock held by the Treasury through its Capital Purchase Program for 303,000 shares of a newly-created Series C Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series C Stock”) with a liquidation preference of $303 million, (ii) the exchange of the Series C Stock at a discounted exchange value of $75.75 million into 378,750,000 shares of Common Stock at a conversion price of $0.20 per share prior to the closing of the THL Transaction; and (iii) the amendment of the terms of the warrant currently held by Treasury to provide for an exercise price of $0.20 per share for a ten-year term following the THL Transaction (the “Treasury Exchange Transaction”). See Sterling’s Current Report on Form 8-K, as filed with the SEC on April 27, 2010, for additional information regarding the THL Transaction and the exchange with Treasury. A copy of the Treasury Exchange Agreement is attached hereto as Exhibit 10.2.

On May 3, 2010, Sterling announced that Sterling and THL intend to increase the size of the proposed investment in Sterling to $170 million, subject to the approval of the Treasury under the terms of the Treasury Exchange Agreement. If approved, THL would purchase shares of Common Stock at a price of up to $0.20 per share and shares of Series B Stock at $92.00 per share, each of which would be mandatorily convertible into 460 shares of Common Stock. THL would continue to receive a warrant with a seven-year term to purchase shares of Common Stock exercisable at a price of up to $0.22 per share, representing a total investment of 24.9% on an as-converted basis and assuming the exercise of these warrants. If approved, the THL Agreement and the Treasury Exchange Agreement would be revised to reflect the increased size of the investment and certain other related technical matters.

The THL Transaction and the Treasury Exchange Transaction (together with the other transactions contemplated thereby, the “Recapitalization Transactions”) are conditioned upon each other and on other closing conditions, including Sterling raising a total of at least $720 million (inclusive of the THL investment), which would enable it to meet all of its regulatory capital requirements.

If the Recapitalization Transactions are completed, in addition to the strategies described in Sterling’s Annual Report on Form 10-K for the year ended December 31, 2009, Sterling plans to pursue a strategy of acquiring additional banks, through FDIC-assisted transactions or otherwise. However, in order to be qualified to bid on FDIC-assisted transactions, Sterling must, among other things, work with its regulators to terminate the written agreements to which Sterling and Sterling Savings Bank are subject. There can be no assurances that the Recapitalization Transactions can be completed or, even if completed, that this strategic goal will be achieved in a short time frame or even at all. See “Risk Factors—We cannot assure you whether or when certain agreements entered into with our regulators will be lifted” and “Risk Factors—Our strategy of pursuing FDIC-assisted acquisition opportunities may not be successful.”

Sterling’s board of directors is in the process of identifying new candidates to serve on the board of directors following the completion of the Recapitalization Transactions. The board currently expects that following the closing, the board of directors will be reconstituted and the number of directors will be reduced. The directors are expected to consist of the Chief Executive Officer, a Chairperson, a representative of THL and a number of other current or new independent directors to be selected based on their expertise, backgrounds and other qualifications. Before any directors are appointed, our Nominating Committee must evaluate the qualifications of each new and incumbent candidate and requisite regulatory approvals must be received. We currently expect that Scott Jaeckel, will be selected as THL’s representative on the board. If appointed, Mr. Jaeckel would also serve, subject to applicable eligibility rules, on the Personnel Committee and Governance Nominating Committee of the board. Sterling has not yet received regulatory approval to appoint Mr. Jaeckel to its board of directors and there can be no assurance that the proposed Recapitalization Transactions will be completed or that Mr. Jaeckel will be appointed.

Executive Summary and Highlights

Sterling reported a net loss attributable to common shareholders during the quarter ending March 31, 2010 of $88.8 million, or $1.71 per common share, which was an improvement over the fourth quarter 2009 results. Sterling’s earnings per share and performance ratios continue to be impacted by the major disruption in the housing market and downturn in the economy. Nonperforming assets increased $87.4 million during the quarter. However, the broader category of classified assets experienced a decline during the quarter. The provision for credit losses declined from the linked quarter with a decline in charge-offs experienced. Sterling continues to grow and expand customer relationships as demonstrated by the growth in retail and public deposits during the quarter of $207.0 million. The decline in net interest income during the quarter reflected a lower balance of earning assets and an increase in the amount of interest that was reversed which was related to nonperforming loans. Sterling continues to record a full valuation allowance against the future tax benefits of its operating losses, and has implemented a shareholders’ rights plan to preserve this asset. As of March 31, 2010, Sterling’s total risk-based capital ratio was 6.9%. Sterling continues to make progress towards its recapitalization, as demonstrated by the agreements reached with the U.S. Treasury and THL. Liquidity enhancements during the quarter included increases in on-balance sheet liquidity, and a further lowering of the ratio of loans to deposits.

Key financial measures:

•	Classified assets decreased $22.3 million, or 1%, to $1.63 billion during the first quarter of 2010.

•	Total deposits, excluding brokered deposits, increased 3% during the quarter and 1% year over year.

•	The number of total transaction accounts increased 3% during the quarter on an annualized basis.

•	Deposit funding costs were lowered 90 basis points year over year.

•	Allowance for credit losses to total loans was 4.36%, compared to 4.62% at Dec. 31, 2009, and 2.59% at March 31, 2009.

•	Liquidity, as measured by the net loans-to-deposits ratio, continued to improve in the quarter to 88% and improved 14 percentage points year over year.

•	Total risk-based capital ratio was 6.9% at March 31, 2010.

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

Income Recognition. Sterling recognizes interest income by methods that conform to general accounting practices within the banking industry. In the event management believes collection of all or a portion of contractual interest or principal on a loan has become doubtful, which generally occurs when the loan is 90 days past due or when Sterling restructures it as a troubled loan, Sterling discontinues the accrual of interest, and any previously accrued interest recognized in income deemed uncollectible is reversed. Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time (generally at least six months), and the collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Credit Losses. The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded credit commitments. In general, determining the amount of the allowance requires significant judgment and the use of estimates by management. Sterling maintains an allowance for credit losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including specific and confirmed losses, levels and trends in classified and nonperforming loans, historical loan loss experience, loan migration analysis, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management’s analysis.

The portfolio is grouped into standard industry categories for homogeneous loans based on characteristics such as loan type, borrower and collateral. Annual and quarterly loan migration to loss data is used to determine the probability of default. Historically, Sterling had used both one-year and three-year losses to establish the expected loss rate on loans. During the fourth quarter of 2009, as a result of the higher loss rates experienced during 2009, Sterling began using losses from the most recent twelve months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The probability of default is multiplied by the loss given default to calculate the expected losses for each loan category.

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

Estimates of fair value may be used for substandard collateral dependent loans at quarter end if external appraisals are not expected to be completed in time for determining quarter end results or to update values between appraisal dates to reflect recent sales activity of comparable inventory or pending property sales of the subject collateral. During the fourth quarter of 2009, as a result of the large decline in real estate values during 2009, Sterling began to record a specific reserve for impaired loans for which an updated valuation analysis has not been completed within the last quarter. The specific reserve is calculated by applying an estimated fair value adjustment to each loan based on market and property type. Estimates of value are not used to raise a value; however, estimates may be used to recognize deterioration of market values in quarters between appraisal updates. The judgment with respect to recognition of any provision or related charge-off for a confirmed loss also takes into consideration whether the loan is collateral dependent or whether it is supported by sources of repayment or cash flow beyond the collateral that is being valued. For loans that are deemed to be collateral dependent, the amount of charge-offs is determined in relation to the collateral’s appraised value. For loans that are not deemed to be collateral dependent, the amount of charge-offs may differ from the collateral’s appraised value because there is additional support for the loan, such as cash flow from other sources.

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. The current slowdown in economic activity and further declines in real estate values could continue to adversely affect cash flows for both commercial and individual borrowers, and as a result Sterling could experience further increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at March 31, 2010.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired for the period ended March 31, 2010, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. Sterling holds positions in classes of securities negatively impacted by temporary credit market disruptions, including a single-issuer trust preferred security, and private label collateralized mortgage obligations. As of March 31, 2010, the trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.7 million compared to a $20.9 million market value, or an unrealized loss of $3.8 million. As of March 31, 2010, the private label collateralized mortgage obligations had an aggregate amortized cost of $139.3 million compared to a $135.0 million market value, or an unrealized loss of $4.2 million. All private label collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are investment grade according to at least one rating agency. As of March 31, 2010, S&P had a rating of below investment grade on two of these securities, while Moody’s maintained its investment grade rating on the same securities. At March 31, 2010, these two private label collateralized mortgage obligations had an amortized cost of $46.4 million and a market value of $44.0 million. The vintage, or years of issuance, for these nonagency MBS ranges from 2003 to 2005. As of March 31, 2010, Sterling expects the return of all principal and interest on all securities within the portfolios pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and Sterling does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Fair Value of Financial Instruments. Sterling’s available-for-sale securities portfolio totaled $1.97 billion and $2.16 billion as of March 31, 2010 and December 31, 2009, respectively, and were the majority of Sterling’s financial instruments that are carried at fair value. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in-depth collateral analysis and cash flow stress testing.

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

An allowance for losses on OREO is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession. Sterling reviews its real estate owned for impairment in value at least quarterly or whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable. In performing the review, if the fair value, less selling costs, is less than its carrying value, an impairment loss is recognized as a charge to operating expenses.

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

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Sterling has assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Sterling determined that the negative evidence associated with a projected three-year cumulative loss, the regulatory agreement in place between Sterling Savings Bank and the FDIC (the “SSB Consent Agreement”) and between Sterling and the Federal Reserve Bank of San Francisco (the “Reserve Bank Agreement”), and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, a valuation allowance was established against its deferred tax asset, with the allowance totaling $303 million as of March 31, 2010.

Results of Operations

Overview. Sterling reported a net loss attributable to common shareholders during the three months ended March 31, 2010 of $88.8 million, or $1.71 per common share, compared with $24.8 million or $0.48 per common share during the three months ended March 31, 2009. The 2010 results included a provision for credit losses of $88.6 million, compared with a provision of $65.9 million during the 2009 period. In addition to the increase in the credit loss provision year over year, the increase in net loss primarily reflects lower net interest income, a lower level of gains on the sale of securities, and increased FDIC premiums.

Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. During the three months ended March 31, 2010, net interest income was $74.9 million, as compared to $88.3 million, respectively, for the three months ended March 31, 2009. The decline in net interest income reflected the effects of Sterling’s higher level of non-performing assets, including non-accrual loans and other real estate owned (OREO), as well as a lower balance of average interest-earning assets.

Changes in Sterling’s net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Municipal loan and bond interest income are presented gross of their applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume – changes in volume multiplied by comparative period rate;

•	Rate – changes in rate multiplied by comparative period volume; and

•	Rate/volume – changes in rate multiplied by changes in volume.

	Three Months Ended March 31, 2010 vs. 2009 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Rate/volume analysis:
Interest income:
Loans	$(16,829)	$(22,416)	$9,310	$(29,935)
MBS	(7,614)	(3,548)	1,108	(10,054)
Investments and cash equivalents	(278)	(452)	245	(485)

Total interest income	(24,721)	(26,416)	10,663	(40,474)

Interest expense:
Deposits	(2,239)	(16,496)	(2,128)	(20,863)
Borrowings	(4,538)	(4,932)	3,152	(6,318)

Total interest expense	(6,777)	(21,428)	1,024	(27,181)

Changes in net interest income	$(17,944)	$(4,988)	$9,639	$(13,293)

Net interest margin for each of the last five quarters was as follows:

Three Months Ended	Tax Equivalent Net Interest Margin
March 31, 2010	2.86%
December 31, 2009	2.85%
September 30, 2009	2.98%
June 30, 2009	2.87%
March 31, 2009	2.99%

Net interest income and net interest margin have been negatively affected by the increase in nonperforming assets. When loans reach nonperforming status, the reversal and cessation of accruing interest has an immediate negative impact on net interest margin. During the first quarter of 2010, Sterling reversed interest income on non-performing loans of $23.2 million, representing 87 basis points, compared with $9.9 million, or 33 basis points for the first quarter of 2009. The effect of the growth in nonaccrual interest on Sterling’s net interest margin has been muted by the decline in funding costs. As of March 31, 2010, Sterling had reduced average deposit funding costs by 90 basis points compared with the first quarter of 2009.

Provision for Credit Losses. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors, including historical loss trends, trends in classified assets, trends in delinquent and non-accrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit personnel, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for credit losses of $88.6 million and $65.9 million for the three months ended March 31, 2010 and 2009, respectively. Sterling has increased its provision for credit losses in response to the level of classified loans, particularly in the multifamily and commercial construction, commercial real estate and commercial banking portfolios, and increases in loss rates from reduced appraisal values. The following table summarizes the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Allowance - loans, January 1	$343,443	$208,365
Provision	87,890	65,865
Charge-offs	(143,859)	(68,290)
Recoveries	7,324	3,045
Transfers	0	0

Allowance - loans, March 31	294,798	208,985

Allowance - unfunded commitments, January 1	11,967	21,334
Provision	666	0
Charge-offs	(310)	0
Transfers	0	0

Allowance - unfunded commitments, March 31	12,323	21,334

Total credit allowance	$307,121	$230,319

At March 31, 2010, Sterling’s total classified assets were 15.43% of total assets, compared with 8.35% of total assets at March 31, 2009. The following table describes classified assets by asset type as of the dates indicated:

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars in thousands)
Residential real estate	$135,327	$128,561	$74,448	$62,785	$31,400
Multifamily real estate	81,386	44,258	31,921	22,290	15,814
Commercial real estate	165,240	154,859	81,754	62,184	41,364
Construction
Residential construction	407,325	487,789	527,630	521,984	558,170
Multifamily and commercial construction	421,588	462,088	275,817	256,192	145,629

Total construction	828,913	949,877	803,447	778,176	703,799

Consumer - direct and indirect	18,737	11,996	9,016	7,908	6,816
Commercial banking	282,616	269,521	168,790	192,207	170,678

Total classified loans	1,512,219	1,559,072	1,169,376	1,125,550	969,871
OREO	116,011	91,478	81,361	89,721	100,512

Total classified assets	$1,628,230	$1,650,550	$1,250,737	$1,215,271	$1,070,383

At March 31, 2010, 51% of classified assets are related to construction, with the commercial loan portfolio being the next largest contributor. The following table presents classified assets by type, and also by market for Sterling’s classified construction assets:

	March 31, 2010		December 31, 2009		March 31, 2009
	(Dollars in thousands)
Residential construction
Puget Sound	$164,065	11%	$197,227	13%	$159,551	16%
Portland, OR	112,306	7%	121,352	8%	149,938	15%
Bend, OR	15,218	1%	25,996	2%	21,792	2%
Northern California	18,822	1%	17,148	1%	1,083	0%
Vancouver, WA	17,429	1%	22,509	1%	33,390	3%
Boise, ID	14,522	1%	21,924	1%	28,659	3%
Southern California	7,440	0%	9,920	1%	72,392	7%
Utah	4,329	0%	4,752	0%	9,645	1%
Other	53,194	4%	66,961	4%	81,720	8%

Total residential construction	407,325	26%	487,789	31%	558,170	55%

Commercial construction
Southern California	93,704	6%	109,793	7%	17,617	2%
Puget Sound	48,217	3%	53,440	3%	695	0%
Northern California	43,389	3%	47,644	3%	56,979	6%
Other	116,376	8%	126,503	8%	29,268	3%

Total commercial construction	301,686	20%	337,380	21%	104,559	11%

Multi-Family construction
Puget Sound	76,002	5%	75,420	5%	34,121	4%
Portland, OR	16,630	1%	19,032	1%	0	0%
Other	27,270	2%	30,256	2%	6,949	1%

Total multi-family construction	119,902	8%	124,708	8%	41,070	5%

Total construction	828,913	54%	949,877	60%	703,799	71%

Commercial banking	282,616	19%	269,521	17%	170,678	18%
Commercial real estate	165,240	11%	154,859	10%	41,364	4%
Residential real estate	135,327	9%	128,561	8%	31,400	3%
Multi-family real estate	81,386	5%	44,258	3%	15,814	2%
Consumer	18,737	2%	11,996	2%	6,816	2%

Total classified loans	1,512,219	100%	1,559,072	100%	969,871	100%

OREO	116,011		91,478		100,512

Total classified assets (1)	$1,628,230		$1,650,550		$1,070,383

(1)	Net of cumulative confirmed losses on loans and OREO of $626.3 million for March 31, 2010, $579.7 million for December 31, 2009, and $244.0 million for March 31, 2009.

The 1% decrease in classified assets over the linked quarter reflected an overall decline of 13% in classified construction loans. The increase in multi-family real estate classified assets during the quarter primarily stemmed from one large relationship in Portland, Oregon, while the increase in commercial real estate classified assets during the quarter was comprised of several relationships throughout Sterling’s geographic footprint. The increase in commercial banking reflected the impact on customers from lingering economic weakness affecting our region and the nation. The following table provides information regarding the classified assets of the largest 30 borrowers as of March 31, 2010, which together constituted 30% of all classified assets at period end:

Description	Location	March 31, 2010
		(Dollars in thousands)
Commercial Construction: 4 loans	S. CA	$47,238
Commercial Construction & Real Estate: 5 loans	Other WA & Other OR	32,194
Commercial Construction: 3 loans	Puget Sound, WA & Other WA	30,927
Multifamily & Commercial: 5 loans	Portland, OR	29,006
Multifamily Construction & Commercial: 4 loans	Puget Sound, WA & Other OR	24,599
Commercial & Residential Construction: 2 loans	Puget Sound, WA & Other ID	21,702
Residential Construction: A&D, land, specs and lots: 10 loans	Puget Sound, WA, Portland, OR, CA, UT	21,459
Residential Construction: land, specs and lots: 172 loans	Portland, OR	18,954
Multifamily Construction: 1 loan	Puget Sound, WA	17,921
Commercial Construction: 2 loans	Other OR	16,522
Multifamily: 1 loan	Portland, OR	15,497
Multifamily: 1 loan	Puget Sound, WA	15,059
Commercial Construction: 1 loans	Southern CA	14,229
Residential Construction: A&D & land: 2 loans	Other OR	13,900
Commercial Construction & Real Estate: 2 loans	Puget Sound, WA	12,523
Residential: land & Commercial Real Estate: 6 loans	Portland, OR	12,299
Multifamily: 3 loan	Puget Sound, WA	12,139
Residential Construction: lots: 3 loans	Puget Sound, WA	11,380
Residential Construction: spec; Commercial Real Estate: 14 loan	Portland, OR, S. CA, Other OR	11,339
Residential Construction: A&D, specs & lots: 19 loans	Puget Sound, WA	10,751
Residential Construction: specs & lots: 16 loans	Puget Sound, WA	10,637
Commercial Real Estate: 1 loan	Puget Sound, WA	10,364
Commercial Real Estate: 1 loan	Other OR	10,333
Commercial: 1 loan	N. CA	10,166
Residential Construction: specs: 1 loan	Puget Sound, WA	10,091
Commercial: 1 loan	Arizona	9,846
Residential Construction: A&D, specs & lots: 99 loans	Puget Sound, WA	9,602
Commercial: 1 loan	Puget Sound, WA	9,375
Commercial: 2 loans	Puget Sound, WA & Other WA	9,025
Multifamily Construction: 1 loan	Other ID	9,000

Total - Classified Assets of top 30 borrowers		$488,077

Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	821,981	824,652	485,158
Restructured loans	136,785	71,279	84,281

Total nonperforming loans	958,766	895,931	569,439
OREO	116,011	91,478	100,512

Total nonperforming assets	1,074,777	987,409	669,951
Specific reserves	(31,063)	(35,334)	(16,970)

Net nonperforming assets	$1,043,714	$952,075	$652,981

Nonperforming loans with charge-offs, gross	$1,325,755	$1,202,660	$512,556
Charge-offs on nonperforming loans	(530,202)	(500,183)	(185,025)

Nonperforming loans carried at fair value	795,553	702,477	327,531
Nonperforming loans with no charge-offs	163,213	193,454	241,908

Total nonperforming loans	$958,766	$895,931	$569,439

Nonperforming assets to total assets	10.18%	9.08%	5.23%
Nonperforming loans to loans	13.62%	11.65%	6.40%
Nonperforming loans carried at fair value to total nonperforming loans	83.0%	78.4%	57.5%
Charge-offs to gross nonperforming loans	40.0%	41.6%	36.1%
Loan loss allowance to nonperforming loans	30.7%	38.3%	36.7%
Loan loss allowance to nonperforming loans excluding loans carried at fair value	169.0%	163.5%	86.4%

As of March 31, 2010, Sterling has recognized confirmed losses totaling $530.2 million on collateral dependent nonperforming loans held in its portfolio. As a result of these confirmed losses, Sterling has written down the carrying value of these loans to the appraisal value of their underlying collateral. The loan loss coverage ratio, excluding these loans for which the full loss to date has been charged off, was 169.0% of nonperforming loans at March 31, 2010. Further declines in real estate appraisal values could result in additional losses on these loans. The following table presents nonperforming assets by type, and also by market for Sterling’s nonperforming construction assets:

	March 31, 2010		December 31, 2009		March 31, 2009
	(Dollars in thousands)
Residential construction
Puget Sound	$150,036	14%	$154,369	16%	$83,711	12%
Portland, OR	111,347	10%	114,628	12%	118,524	18%
Bend, OR	20,514	2%	29,344	3%	26,114	4%
Northern California	19,404	2%	20,535	2%	2,812	0%
Vancouver, WA	17,580	2%	23,332	2%	23,945	4%
Boise, ID	14,814	1%	21,659	2%	37,921	6%
Southern California	7,647	1%	8,893	1%	64,818	10%
Utah	2,526	0%	4,451	0%	26,823	4%
Other	55,996	5%	62,267	6%	68,715	10%

Total residential construction	399,864	37%	439,478	44%	453,383	68%
Commercial construction
Southern California	39,833	4%	38,003	4%	20,613	3%
Puget Sound	37,601	3%	22,045	2%	2,958	0%
Northern California	31,169	3%	47,044	5%	53,247	8%
Other	85,582	8%	60,775	6%	1,270	0%

Total commercial construction	194,185	18%	167,867	17%	78,088	11%
Multi-Family construction
Puget Sound	47,325	4%	27,195	3%	0	0%
Portland, OR	15,497	1%	15,497	2%	0	0%
Other	27,270	3%	32,639	3%	800	0%

Total multi-family construction	90,092	8%	75,331	8%	800	0%

Total construction	684,141	63%	682,676	69%	532,271	79%

Commercial banking	147,879	14%	136,464	14%	56,118	8%
Residential real estate	84,721	8%	71,642	7%	50,420	8%
Commercial real estate	94,417	9%	69,540	7%	19,256	3%
Multi-family real estate	54,767	5%	20,478	2%	6,020	1%
Consumer	8,852	1%	6,609	1%	5,866	1%

Total nonperforming assets	1,074,777	100%	987,409	100%	669,951	100%

Specific reserves	(31,063)		(35,334)		(16,970)

Total net nonperforming assets (1)	$1,043,714		$952,075		$652,981

(1)	Net of confirmed losses of $626.3 million for March 31, 2010, $579.7 million for December 31, 2009, and $244.0 million for March 31, 2009.

Nearly three quarters of the $87.4 million increase in nonperforming assets related to three projects: one multi-family real estate relationship in Portland, Oregon; one commercial construction project in the Puget Sound region; and one multi-family construction project in the Puget Sound region. The increase in commercial real estate during the quarter was comprised of several relationships throughout Sterling’s geographic footprint. Declining balances of nonperforming residential construction assets, comprised predominately of non-owner occupied during the quarter and over the last year, suggests that asset quality of the residential construction portfolio appears to have stabilized.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Fees and service charges	$13,035	$13,840
Mortgage banking operations	11,232	13,308
Loan servicing fees	1,146	(467)
BOLI	2,295	1,406
Securities sales gains	1,911	10,565
Other	(4,322)	(2,026)

Total	$25,297	$36,626

The decrease in noninterest income was primarily attributable to the lower level of gains on the sale of securities. During the 2010 period, other noninterest income included a $3.4 million loss on the sale of $218.5 million of consumer indirect auto loans, while the 2009 period included a $1.1 million loss resulting from the failure of a Washington state public depository bank. The 2009 mortgage banking results partially reflect the elevated levels of refinancing that were taking place at the time. Loan originations for the mortgage banking segment for the three months ended March 31, 2010 were down 39% from the 2009 level. However, the margin on residential loan sales expanded to 2.06% from 1.58% during the 2009 period. In the period ended March 31, 2010, bank owned life insurance (“BOLI”) included $699,000 of gain in excess of cash surrender value on the proceeds of four policies. The change in loan servicing income is from valuation volatility of mortgage servicing rights.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Originations of residential mortgage loans	$431,057	$710,564
Originations of commercial real estate loans	32,090	19,168
Sales of residential mortgage loans—delivered	486,605	601,899
Sales of commercial real estate loans	3,864	0
Principal balances of residential loans serviced for others	1,163,237	564,547
Principal balances of commercial real estate loans serviced for others	1,542,403	1,652,334

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Employee compensation and benefits	$40,448	$40,188
Insurance	12,685	4,290
OREO operations	10,923	6,104
Occupancy and equipment	9,476	9,993
Legal and accounting	6,124	2,771
Data processing	5,105	5,154
Depreciation	3,568	3,544
Advertising	2,495	2,755
Amortization of core deposit intangibles	1,225	1,225
Travel and entertainment	804	1,215
Other	3,124	2,749

Total	$95,977	$79,988

The increase in non-interest expenses was mainly due to an increase in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, expenses related to increased credit resolution costs and OREO operations, and expenses associated with Sterling’s recapitalization efforts.

Income Tax Provision. Sterling did not record a federal and state income tax benefit for the three months ended March 31, 2010, and did record a benefit of $436,000 for the three months ended March 31, 2009. Sterling’s effective tax rate reflects the full valuation allowance Sterling is recording against tax benefits being incurred. This allowance totaled $303.0 million as of March 31, 2010.

Financial Position

Assets. At March 31, 2010, Sterling’s assets were $10.55 billion, down $322.9 million from $10.88 billion at December 31, 2009, with decreases in the loan and securities portfolios partially offset by an increase in cash balances reflecting an increase in on-balance sheet liquidity.

Investment Securities and MBS. Sterling’s investment and MBS portfolio at March 31, 2010 was $1.99 billion, a decrease of $191.6 million from the December 31, 2009 balance of $2.18 billion, due to principal repayments, maturities and sales. On March 31, 2010, the investment and MBS portfolio had an unrealized gain of $42.0 million versus $25.8 million at December 31, 2009.

Loans Receivable. At March 31, 2010, net loans receivable were $6.75 billion, compared to $7.34 billion at December 31, 2009. The contraction in Sterling’s loan portfolio reflects charge-offs, a lessening of demand for credit, and capital management. The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$812,517	11.5	$839,170	10.9
Multifamily real estate	496,368	7.0	517,408	6.7
Commercial real estate	1,380,955	19.6	1,403,560	18.2
Construction:
Residential	540,430	7.7	720,964	9.4
Multifamily	223,056	3.2	233,501	3.0
Commercial	519,099	7.4	561,643	7.3

Total construction	1,282,585	18.3	1,516,108	19.7
Consumer - direct	769,809	10.9	792,957	10.3
Consumer - indirect	88,677	1.3	323,565	4.3
Commercial banking	2,215,241	31.4	2,301,944	29.9

Gross loans receivable	7,046,152	100.0	7,694,712	100.0

Net deferred origination fees	(5,984)		(7,070)
Allowance for losses on loans	(294,798)		(343,443)

Loans receivable, net	$6,745,370		$7,344,199

The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Residential real estate	$431,057	$684,627	$710,564
Multifamily real estate	750	3,280	36,774
Commercial real estate	32,090	41,527	19,168
Construction:
Residential	3,591	8,862	7,244
Multifamily	0	0	0
Commercial	500	1,435	11,035

Total construction	4,091	10,297	18,279
Consumer - direct	20,564	29,298	48,547
Consumer - indirect	7,723	8,788	30,753
Commercial banking	45,928	67,008	106,437

Total loans originated	$542,203	$844,825	$970,522

While mortgage refinancing has slowed versus 2009, originations of residential real estate mortgage loans primarily sold in the secondary markets totaled $431.1 million. This and Sterling’s other loan production results reflect Sterling’s lending initiatives to support and restore economic growth and development in the communities it serves. Sterling’s lending initiatives focus on funding affordable housing, small business loans and financing programs to support business growth.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$949,515	12.5	$1,014,032	13.0
Noninterest-bearing checking	997,701	13.1	1,001,771	12.9
Savings and money market demand accounts	1,634,982	21.4	1,577,900	20.3
Time deposits - brokered	722,957	9.5	1,079,997	13.9
Time deposits - retail	3,319,984	43.5	3,101,490	39.9

Total deposits	$7,625,139	100.0	$7,775,190	100.0

Annualized cost of deposits		1.45%		1.76%

The reduction in the average deposit funding costs by 31 basis points from the fourth quarter of 2009 reflects the reduction in brokered deposits of $357.0 million since December 31, 2009, and the increase in retail and public deposits of $207.0 million. As a result of the SSB Consent Agreement, Sterling Savings Bank is currently precluded from accepting additional brokered deposits, or renewing existing brokered deposits. Regular payments on loans and MBS, as well as increases in retail deposits and sales of MBS and other investment securities, currently provide Sterling with sufficient liquidity to meet its payment obligations on the brokered deposits as they mature. The shift in the deposit mix also reflects Sterling’s ability to increase its customer base and the ongoing success of its strategy to grow and strengthen relationships with customers and the communities it serves. During the quarter, the total number of transaction accounts increased 3% on an annualized basis.

Subsequent to March 31, 2010, the FDIC extended the term of its voluntary Transaction Account Guarantee (“TAG”) program through December 31, 2010. Under this program, noninterest-bearing transaction accounts and qualified NOW checking accounts are fully guaranteed by the FDIC for an unlimited amount of coverage. The coverage under the TAG program is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance protection. Sterling will continue to participate in this program.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements and other borrowings to fund assets and meet deposit withdrawal requirements. During the three months ended March 31, 2010, these borrowings decreased $93.9 million, consistent with Sterling’s strategy of reducing total assets to manage its capital position.

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

The Asset/Liability Committees (“ALCO”) manage Sterling’s subsidiary banks’ interest-rate risk based on interest rate expectations and other factors within policies and practices approved by their respective Board of Directors. The principal objective of the asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity (“EVE”) simulation.

The difference between a financial institution’s interest rate sensitive assets and interest rate sensitive liabilities is referred to as the “interest rate sensitivity gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. As of March 31, 2010, Sterling was “asset sensitive,” under the “most likely” interest rate scenario. The “most likely” interest rate scenario is an interest rate forecast provided by IHS Global Insight predicting likely future interest rate behavior based on their assessment of current economic conditions, patterns and projections. The most likely interest rate scenario applied in Sterling’s gap analysis forecasts the prime interest rate rising 100 basis points after one year and 125 basis points after two years. This interest rate scenario results in the Treasury yield curve flattening over a two-year period primarily from faster increases in short term interest rates relative to the rate of increase in longer term interest rates.

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Results can differ from the most likely rate scenario due to the amount and timing of interest rate movements, which can impact the rate of prepayments, as well as other variables in the model. The analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of March 31, 2010 and December 31, 2009 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	March 31, 2010 % Change in Net Interest Income	December 31, 2009 % Change in Net Interest Income
+200	(1.1)	(5.1)
+100	1.9	(0.3)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up and down. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at March 31, 2010 and December 31, 2009 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	At March 31, 2010 % Change in EVE	At December 31, 2009 % Change in EVE
+200	(1.2)	(16.5)
+100	13.5	(0.1)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

As of March 31, 2010, Sterling has customer-related interest rate swap derivatives outstanding. For a description, see “– Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” As of March 31, 2010, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including non-customer related interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Liquidity and Capital Resources

Sterling’s primary sources of funds are: retail, public and brokered deposits; borrowings from commercial banks, the FHLB, and the Federal Reserve; the collection of principal and interest primarily from loans, as well as from mortgage backed securities; and the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities. Sterling Savings Bank and Golf Savings Bank actively manage their liquidity in an effort to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary from time to time, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory sanctions. Pursuant to the SSB Consent Agreement, Sterling Savings Bank must comply with limitations on the interest rate it may pay on deposits and cannot accept or renew brokered deposits. The restriction from accepting additional brokered deposits, or renewing existing brokered deposits has not had a material adverse effect on Sterling’s liquidity. Sterling supplements its retail deposit gathering by soliciting deposits from public entities. Public deposits are generally obtained by competitive rate offerings and bidding among qualifying financial institutions. In 2009, certain states increased the collateralization requirements for uninsured public deposits. The increased collateralization requirements required that Sterling pledge additional collateral when accepting uninsured public deposits, which reduced Sterling’s collateral available for borrowing or sale.

Sterling uses wholesale funds to supplement deposit gathering for funding the origination of loans or purchasing assets such as MBS and investment securities. These borrowings include advances from the FHLB, reverse repurchase agreements, primary and secondary credits and term auction facilities from the Federal Reserve, and federal funds purchased. Sterling had access to $2.91 billion and $2.69 billion of additional liquidity from all sources, including loans held for sale and federal income taxes receivable, as of March 31, 2010 and December 31, 2009, respectively. Sterling Savings Bank and Golf Savings Bank have credit lines with FHLB of Seattle that provide for borrowings up to a percentage of each of their total assets, subject to collateralization requirements. At March 31, 2010 and December 31, 2009, these credit lines represented a total borrowing capacity of $2.36 billion and $2.43 billion, of which $890.2 million and $967.5 million was available, respectively. In the first quarter of 2010, Sterling Savings Bank started transitioning from a blanket pledge collateral agreement with the FHLB of Seattle to a custodial agreement. Additionally, Sterling’s future borrowings from the FHLB of Seattle are limited to overnight cash management advances (“CMA”), which automatically rollover each day. Sterling Savings Bank has the ability to increase or decrease the CMA borrowings on a daily basis. At both March 31, 2010 and December 31, 2009, Sterling had $1.03 billion in outstanding borrowings under reverse repurchase agreements, respectively. Sterling had unpledged securities available for additional secured borrowings of approximately $473.1 million and $682.1 million as of March 31, 2010 and December 31, 2009, respectively.

Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. The terms of certain of Sterling’s borrowings and reverse repurchase agreements that Sterling has entered into, impose various requirements on Sterling, including the requirement to remain well capitalized. As a result of the SSB Consent Agreement and being undercapitalized, Sterling could be required to repay, prior to their maturity, up to $1.00 billion of reverse repurchase agreements. As of March 31, 2010, if these borrowings had been terminated early, the settlement costs would have been approximately $78 million. The market value of the collateral securing these borrowings was $1.15 billion as of March 31, 2010. This collateral, if sold, may result in securities gains that could mitigate the settlement costs. Should these actions occur, Sterling’s interest costs would be reduced and these actions may improve its Tier 1 leverage capital ratio in the future, although there can be no assurance that these improvements will occur. At March 31, 2010, Sterling also had $3.0 million of borrowings in the form of a subordinated debenture. While the debenture remains in place in accordance with its original terms, it bears a default rate of interest of 7.75% since Sterling has defaulted on certain covenants regarding regulatory actions and remaining well capitalized.

As of March 31, 2010 and December 31, 2009, Sterling also had $0 and $16.7 million, respectively, of discount window borrowings, which are short-term borrowings from the Federal Reserve. Through the Federal Reserve’s 12th District Bank, Sterling Savings Bank participates in the Borrower in Custody Program which allows Sterling Savings Bank to borrow against certain pledged loans on an overnight basis. Golf Savings Bank can borrow under the Borrower in Custody Program for terms ranging from overnight to 90 days. Golf Savings Bank is also eligible to participate in the Term Auction Facility, which allows Golf Savings Bank to bid on funds to be borrowed for terms of 28 to 84 days. Following receipt of the SSB Order, Sterling may be required to provide a higher level of collateral for any funds that Sterling borrows from the Federal Reserve or its other funding sources. Any additional collateral requirements or limitations on Sterling’s ability to access additional funding sources are expected to have a negative impact on Sterling’s liquidity.

Sterling, on a parent company-only basis, had cash of approximately $21.1 million and $24.3 million at March 31, 2010 and December 31, 2009, respectively. Sterling received cash dividends from Sterling Savings Bank of $0 and $6.4 million during the three months ended March 31, 2010 and 2009, respectively, and from Golf Savings Bank of $0 and $240,000 for the same respective periods. Sterling Savings Bank’s and Golf Savings Bank’s ability to pay dividends is generally limited by their earnings, financial condition, capital requirements, and applicable regulatory requirements. As of March 31, 2010, Sterling’s subsidiary banks were not paying dividends to Sterling.

The availability and cost of capital is partially dependent on Sterling’s credit ratings. During the first quarter of 2010, Fitch Ratings (“Fitch”) downgraded Sterling’s long term issues default rating to C from CCC citing concerns over Sterling’s ability to raise capital. The SSB Consent Agreement requires Sterling to raise at least $300 million of capital and thereafter maintain a Tier 1 leverage ratio of not less than 10% by December 15, 2009. Subsequent to

March 31, 2010, as part of the company’s recapitalization efforts, Sterling entered into the THL Agreement and the Treasury Exchange Agreement. See “– Recent Developments” above for further detail. Successful completion of the recapitalization transactions are expected to return Sterling to well capitalized status, but there can be no assurance that Sterling will be successful in this regard. See Note 14 of “Notes to Consolidated Financial Statements,” and “– Recent Developments” and “– Risk Factors.”

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

The reserve for unfunded commitments as of March 31, 2010 was $12.3 million, and as of December 31, 2009 was $21.3 million, with the decline due to Sterling reducing the amount of unfunded commitments on nonperforming loans. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.

As part of its mortgage banking activities, Sterling issues interest rate lock commitments to prospective borrowers on residential mortgage loan applications. Pricing for the sale of these loans is fixed with various qualified investors under both non-binding (“best-efforts”) and binding “mandatory”) delivery programs. For mandatory delivery programs, Sterling hedges interest rate risk by entering into offsetting forward sale agreements on MBS with third parties. Risks inherent in mandatory delivery programs include the risk that if Sterling does not close the loans subject to interest rate lock commitments, it is nevertheless obligated to deliver MBS to the counterparty under the forward sale agreement. Sterling could incur significant costs in acquiring replacement loans or MBS and such costs could have a material adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of March 31, 2010, Sterling had $200.8 million of interest rate lock commitments, $96.6 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $301.5 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $42.5 million as of March 31, 2010. As of December 31, 2009, Sterling had $110.0 million of interest rate lock commitments, $119.7 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $234.0 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $29.5 million as of December 31, 2009. As of March 31, 2010 and December 31, 2009, Sterling had entered into best efforts forward commitments to sell $19.6 million and $51.6 million of mortgage loans, respectively.

In the normal course of business, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various counterparties (“broker-dealers” or “dealers”). The counterparty swap agreements include certain representations, warranties and covenants, which include terms that allow for an early termination in the event of default. Failure to maintain a well capitalized position is one event that may be considered a default, and counterparties to the swap agreements could require an early termination settlement or an increase in the collateral to secure derivative instruments that are in net liability positions to Sterling. The “early termination provision” of the swap agreements could result in Sterling reimbursing the counterparty and recording a charge equal to the current market value of the swap agreement if terminated. During the three months ended March 31, 2010, no counterparties declared an early termination event. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position on March 31, 2010 was $4.5 million for which Sterling had already posted collateral with a market value of $5.4 million. Both customer and dealer related interest rate derivatives are carried at fair value by Sterling.

Capital

Sterling’s total shareholders’ equity was $245.5 million at March 31, 2010, compared with $323.2 million at December 31, 2009, with the decrease reflecting the net loss available to common shareholders, partially offset by a gain on the available for sale securities portfolio. Shareholders’ equity was 2.33% of total assets at March 31, 2010, compared with 2.97% at December 31, 2009. At March 31, 2010, Sterling had a net unrealized gain of $42.0 million on investment securities and MBS classified as available for sale, as compared to a net unrealized gain of $25.8 million as of December 31, 2009. Fluctuations in prevailing interest rates are expected to cause volatility in this component of accumulated comprehensive income or loss in shareholders’ equity.

Sterling has outstanding various series of Trust Preferred Securities issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and qualify as Tier 1 capital, subject to certain limitations. During the third quarter of 2009, Sterling elected to defer payments of interest on the Junior Subordinated Debentures. Under the terms of the Debentures, Sterling is permitted to defer such payments for up to 20 consecutive quarterly periods without triggering an event of default. In February 2010, Sterling commenced cash offers to redeem its trust preferred borrowings at $0.20 of par. These offers to repurchase expired unfilled.

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. At March 31, 2010, Sterling was not “adequately capitalized.” Under the terms of the SSB Consent Agreement and the Reserve Bank Agreement, Sterling has agreed to, among other things, raise capital, and maintain a Tier 1 leverage ratio of not less than 10%. Subsequent to March 31, 2010, as part of the company’s recapitalization efforts, Sterling reached agreements with the U.S. Treasury and THL. See “- Recent Developments” and Note 14 of “Notes to Consolidated Financial Statements.” The following table sets forth the respective capital positions for Sterling, Sterling Savings Bank and Golf Savings Bank as of March 31, 2010:

	Minimum Capital Requirements		Well-Capitalized Requirements		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$424,839	4.0%	$531,049	5.0%	$277,715	2.6%
Sterling Savings Bank	404,693	4.0%	505,867	5.0%	380,366	3.8%
Golf Savings Bank	22,028	4.0%	27,535	5.0%	61,783	11.2%
Tier 1 (to risk-weighted assets)
Sterling	298,125	4.0%	447,188	6.0%	277,715	3.7%
Sterling Savings Bank	285,624	4.0%	428,436	6.0%	380,366	5.3%
Golf Savings Bank	12,728	4.0%	19,092	6.0%	61,783	19.4%
Total (to risk-weighted assets)
Sterling	596,250	8.0%	745,313	10.0%	512,378	6.9%
Sterling Savings Bank	571,248	8.0%	714,060	10.0%	475,208	6.7%
Golf Savings Bank	25,455	8.0%	31,819	10.0%	65,816	20.7%

New Accounting Pronouncements

In May 2009, the FASB issued guidance on subsequent events that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB amended its guidance on subsequent events. As a public reporting company, Sterling is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on Sterling’s consolidated financial statements.

In June 2009, the FASB issued standards on accounting for transfers of financial assets, removing the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, and provided additional guidance on requirements for consolidation. This guidance became effective for Sterling on January 1, 2010, and did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued guidance on considerations related to implementation of fair value measurement disclosures. This update to the codification specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for Sterling on March 31, 2010, and did not have a material impact on its consolidated financial statements.

Regulation and Compliance

In addition to the Reserve Bank Agreement and the SSB Consent Agreement entered into during the fourth quarter of 2009, Sterling, as a bank holding company, is subject to ongoing comprehensive examination and regulation by the Federal Reserve, and Sterling Savings Bank, as a Washington State-chartered bank, and Golf Savings Bank, as a Washington State-chartered savings bank, are subject to ongoing comprehensive regulation and examination by the Washington Department of Financial Institutions and the FDIC. Sterling Savings Bank and Golf Savings Bank are further subject to standard Federal Reserve regulations related to deposit reserves and certain other matters.

Forward-Looking Statements

From time to time, Sterling and its executive management have made and will make forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, statements about Sterling’s plans, objectives, expectations and intentions and other statements contained in this release that are not historical facts and pertain to Sterling’s future operating results. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, ability to repay government funds, payment of dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our real estate portfolio and subsequent charge-offs. Such statements may be contained in this report and in other documents that Sterling files with the Securities and Exchange Commission. Such statements may also be made by Sterling and its executive management in oral or written presentations to analysts, investors, the media and others.

Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling’s control. These include but are not limited to:

•	our ability to successfully implement our recapitalization strategy;

•	our ability to maintain adequate liquidity;

•	our viability as a going concern;

•	our ability to comply with the Reserve Bank Agreement and the SSB Consent Agreement;

•	our ability to attract and retain deposits and loans;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	market interest rate volatility;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to comply with the requirements of regulatory orders issued to us and/or our banking subsidiaries;

•	our ability to recruit and retain key management and staff;

•	risks associated with merger and acquisition integration;

•	continued decline in Sterling’s market value;

•	our ability to incur debt on reasonable terms;

•	regulatory limits on our subsidiary banks’ ability to pay dividends to Sterling;

•	effectiveness of legislative and regulatory reform of the financial sector;

•	future legislative or administrative changes to the TARP Capital Purchase Program; and

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

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, before deciding to invest in, or retain, shares of our

STERLING FINANCIAL CORPORATION

PART II – Other Information

common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

The following risk factors update, and should be read together with, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

If we fail to consummate the proposed Recapitalization Transactions or otherwise fail to raise sufficient capital, our ongoing financial viability would be in doubt.

The agreements related to the proposed Recapitalization Transactions are subject to numerous conditions, many of which are outside of our control and might not be fulfilled. These include, among others, the receipt of gross proceeds of at least $720 million in connection with the Recapitalization Transactions (inclusive of the THL Transaction), receipt of regulatory approvals and third-party consents, Sterling’s maintenance of asset levels and capital ratios, the absence of material changes in the characteristics of our loan portfolio, no occurrence of an “ownership change” that would affect the preservation of certain deferred tax assets of Sterling and no occurrence of a material adverse effect. The THL Agreement may be terminated in the event that the closing does not occur on or before September 1, 2010; however, we cannot assure you that the Recapitalization Transactions will close in the near term or at all. If we fail to consummate the proposed Recapitalization Transactions or otherwise fail to raise sufficient capital, our ongoing financial viability would be in doubt and we may file for bankruptcy and/or our banking subsidiaries may enter into FDIC receivership. Even if we were to consummate the proposed Recapitalization Transactions, we may need to raise additional capital and there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. Failure to raise sufficient capital could subject us to further regulatory restrictions or penalties.

The proposed Recapitalization Transactions, if completed, will dilute your ownership, prevent the payment of dividends and may adversely affect the market price of our Common Stock.

The proposed Recapitalization Transactions involve sales of a substantial number of shares of our Common Stock and other securities potentially convertible into Common Stock. If the Recapitalization Transactions are completed, current shareholders will have no more than a minimal stake in Sterling. As a result of the sale of such a large number of shares of our equity securities, the market price of our Common Stock could decline.

Even after the completion of the proposed Recapitalization Transactions, we may decide to raise additional funds through public or private debt or equity financings for a number of reasons, including in response to regulatory or other requirements to meet our liquidity and capital needs as discussed above, to finance our operations and business strategy (including potential acquisitions) or for other reasons. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our existing shareholders will further be reduced, the new equity securities may have rights, preferences and privileges superior to those of our Common Stock, and the market of our Common Stock could decline.

In addition, there are anti-dilution adjustments in the warrants and preferred stock to be issued in the proposed Recapitalization Transactions. There is no such protection available to holders of our Common Stock. To the extent that any new issuance of equity securities triggers these anti-dilution adjustments, your ownership would be further diluted.

Pursuant to the terms of the TARP Exchange, we will be unable to pay dividends on Common Stock without the Treasury’s consent prior to the earlier of December 5, 2011 and the date on which we redeem (or Treasury transfers to unaffiliated parties) all of the shares held by Treasury after the consummation of the TARP Exchange.

STERLING FINANCIAL CORPORATION

PART II – Other Information

We may be required to pay dividends to THL if our shareholders do not timely approve the proposal necessary to allow the conversion of preferred stock issued to THL in connection with the Recapitalization Transactions into Common Stock.

If the proposed Recapitalization Transactions are completed, we will issue preferred stock to THL and certain other institutions. Pursuant to its terms, the preferred stock issued in connection with the Recapitalization Transactions will not convert into Common Stock until our shareholders have approved an amendment to our restated Articles of Incorporation to increase the number of authorized shares of our Common Stock to a number at least sufficient to permit the full conversion of such preferred stock into our Common Stock (the “Common Stock Amendment”). As a result, we have agreed to use our reasonable best efforts to promptly hold a special meeting after the closing of Recapitalization Transactions, at which we will seek to obtain the requisite shareholder approval. In the event that the Common Stock Amendment is not approved by shareholders within 120 days of the closing of the THL Transaction, THL will be entitled to cumulative cash dividends at a per annum rate of 15% on the stated amount per share of preferred stock issued to THL, payable quarterly in arrears commencing on the 120th day following closing.

We cannot assure you whether or when certain agreements entered into with our regulators will be lifted, even if we complete the proposed Recapitalization Transactions.

Even if we complete the proposed Recapitalization Transactions, we cannot assure you whether or when the SSB Consent Agreement and the Reserve Bank Agreement, as described in our Form 10-K, will be lifted or terminated. Even if lifted or terminated, we may still be subject to memoranda of understanding or other agreements with regulators that restrict our activities. For additional information see the risk factor in our Form 10-K titled “Our banking subsidiary, Sterling Savings Bank, has entered into a consent agreement with the FDIC and the WDFI, and Sterling has entered into a written agreement with the Federal Reserve.”

Our strategy of pursuing FDIC-assisted acquisition opportunities following the completion of the proposed Recapitalization Transactions may not be successful.

If the proposed Recapitalization Transactions are completed, we anticipate that a part of our future business strategy will be to pursue the acquisition of failed banks that the FDIC plans to place in receivership. We are not currently qualified to bid on these transactions. There can be no assurance that we will be successful in the near term or at all. Prolonged or indefinite failure to achieve such qualification could cause us to miss the opportunity to bid on banks that we believe would be attractive acquisition candidates. Even if we become qualified to bid on these transactions, the FDIC may not place banks that meet our strategic objectives into receivership. The bidding process for failing banks could become very competitive, and the FDIC does not provide information about bids until after the failing bank is closed. Sterling may not be able to match or beat the bids of other acquirers unless it bids aggressively by increasing the premium paid on assumed deposits, reducing the discount bid on assets purchased or taking other actions, any of which could make the acquisition less attractive.

The FDIC Policy Statement will limit our ability to acquire failed banks.

As the agency responsible for resolving failed depository institutions, the FDIC has discretion to determine whether a party is qualified to bid on a failed institution. The FDIC Policy Statement imposes additional restrictions and requirements on certain “private investors” and institutions, to the extent that those investors or institutions seek to acquire a failed institution from the FDIC. These include, among others, a requirement that certain private investors in those institutions agree to a three-year transfer restriction on their shares. Since its initial adoption on August 26, 2009, the FDIC has issued several interpretations which have modified the Policy Statement and the FDIC may change it in the future. On April 23, 2010, the FDIC issued an interpretation that would permit a recapitalized institution (such as Sterling if the proposed Recapitalization Transactions are completed) to acquire failed banks without being subject to the FDIC Policy Statement, provided the assets of the failed banks acquired during the 18 months following the current recapitalization transaction do not exceed 100% of the total assets of the recapitalized institution. It is not clear, based on the current FDIC Policy Statement, whether the total assets are measured by Sterling’s assets at the holding company level or at the bank subsidiary level. In addition, it is not clear how the FDIC would calculate percentage of assets, and whether that percentage is based on assets at the time of the recapitalization or whether the percentage is based on growth or contraction in an institution over time.

STERLING FINANCIAL CORPORATION

PART II – Other Information

Sterling expects to bid on failed banks as a key component of its strategy, if and when it is permitted to do so by its regulators as described in the preceding risk factor and assuming that the proposed Recapitalization Transactions are completed. Sterling does not anticipate taking any action that would subject stockholders to the terms of the FDIC Policy Statement, which may limit Sterling’s ability to pursue attractive acquisition opportunities and harm its competitive position.

If the proposed Recapitalization Transactions are completed, it is possible that Sterling might wish to engage in an acquisition that could trigger applicability of the FDIC Policy Statement to it and to certain of its stockholders as a result of the size of a potential acquisition or possible changes to the FDIC Policy Statement. Were it to apply, Sterling would be required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years following a failed bank acquisition, and thereafter, so long as such stockholders continue to hold their investment in Sterling, to maintain a capital level sufficient to be “well capitalized” under FDIC rules and regulations. Further, certain stockholders might be required to agree to hold their shares for three years, provide certain information to the FDIC and agree to certain other restrictions. Sterling does not intend to make any such acquisition absent the consent of those stockholders to whom the FDIC Policy Statement would apply, and there can be no assurance that any such consent could be obtained. If Sterling is able to obtain requisite stockholder consent to be bound by the Policy Statement and enters into such transactions, its operating flexibility could be harmed by having to comply with the other requirements set forth in the Policy Statement. On the other hand, if Sterling is not able to pursue transactions that it otherwise believes are attractive, its competitive position may be harmed.

Acquisitions present many risks, and we may not realize the financial and strategic goals that are contemplated at the time of any future acquisitions.

If the proposed Recapitalization Transactions are completed, our strategy will be to acquire other banks in FDIC-assisted transactions or otherwise. This strategy entails risk. Acquisitions and related transition and integration activities may disrupt our ongoing business and divert management’s attention. In addition, an acquisition may not further our corporate strategy as we expected, we may pay more than the acquired banks or assets are ultimately worth or we may not integrate an acquired bank or assets as successfully as we expected, which could adversely affect our business, results of operations and financial condition. We may be adversely affected by liabilities or pre-existing contractual relationships that we assume and may also fail to anticipate or accurately estimate litigation or other exposure, unfavorable accounting consequences, increases in taxes due or a loss of anticipated tax benefits. Other potential adverse consequences include higher than anticipated costs associated with the acquired bank or assets or integration activities. The use of cash to pay for acquisitions may limit our use of cash for other potential activities, such as dividends. The use of equity securities to pay for acquisitions could significantly dilute existing shareholders. If we use debt to finance acquisitions, we may significantly increase our expenses, leverage and debt service requirements. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or several concurrent acquisitions.

Resales of our Common Stock may be impeded by our Shareholder Rights Plan and our plan to amend our Articles of Incorporation to prevent the acquisition of 5% or more of our shares and the disposition of shares by any person owning 5% or more of our shares.

On April 14, 2010, we adopted a Shareholder Rights Plan (the “Rights Plan”), which is described in our Form 8-K filed on April 15, 2010. The purpose of the Rights Plan is to minimize the likelihood of an “ownership change,” which is described below, and thus protect our ability to use our net operating loss carry-forward and certain built-in losses to offset future income. The Rights Plan provides an economic disincentive for any one person or group to become a Threshold Holder (as defined therein) and for any existing Threshold Holder to acquire more than a specified amount of additional shares, and so may adversely affect your ability to resell our Common Stock and negatively affect the trading price of our Common Stock.

In addition, we intend to propose, at a future shareholders’ meeting, an amendment to our Articles of Incorporation that would impose transfer restrictions on all of our Common Stock designed to prevent (a) any person from

STERLING FINANCIAL CORPORATION

PART II – Other Information

acquiring ownership, for relevant tax purposes, of 5% or more of our shares and (b) the disposition of shares by any person that owns 5% or more of our shares, subject to certain exceptions. If adopted, these may adversely affect your ability to resell our Common Stock by rendering any transactions in violation of this prohibition void ab initio.

If the proposed Recapitalization Transactions are completed, Sterling may suffer substantial losses due to its obligations under agreements with new investors.

If the proposed Recapitalization Transactions are completed, Sterling will be obligated to indemnify THL for a broad range of claims, including any inaccuracies or breaches of Sterling’s representations and warranties and any losses arising out of or resulting from any legal, administrative or other proceedings arising out of the transactions and the terms of the securities being offered. Sterling could also be subject to claims under agreements with other investors. Claims under these agreements could potentially result in significant losses for Sterling.

If the proposed Recapitalization Transactions are completed, THL will be a substantial holder of our Common Stock.

Upon completion of the proposed Recapitalization Transactions, THL will own approximately 24.9% of our outstanding Common Stock on an as-converted and fully exercised basis (and assuming approval from Treasury to increase the size of THL’s investment), and will have a representative on our board of directors. Accordingly, THL will have substantial influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In addition, as part of the negotiations for THL’s Investment, THL requested, and our board of directors agreed to grant, pre-emptive rights to maintain THL’s fully diluted percentage ownership of our Common Stock in the event of certain issuances of securities by us. In pursuing its economic interests, THL may make decisions with respect to fundamental corporate transactions which may be different than the decisions of other shareholders.

Our ability to use our deferred tax assets may be materially impaired by the proposed Recapitalization Transactions or other capital transactions.

As of March 31, 2010, our net deferred tax asset was approximately $303 million, which includes approximately $188 million of federal and state operating losses (“NOLs”). We currently have a valuation allowance of $303 million against this deferred tax asset. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). Although we do not expect that the proposed Recapitalization Transactions will result in an ownership change, after taking into account the effects of the proposed Recapitalization Transactions or any other capital transactions we may enter into if the proposed Recapitalization Transactions are not completed, we expect to be close to the “ownership change” threshold.

In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate, which is currently 4.03% for ownership changes occurring in May 2010.

While we have taken measures to reduce the likelihood that future transactions in our stock will result in an ownership change, there can be no assurance that an ownership change will not occur in the future. More specifically, while the Rights Plan described above provides an economic disincentive for any one person or group to become a Threshold Holder (as defined in the Rights Plan) and for any existing Threshold Holder to acquire more than a specified amount of additional shares, there can be no assurance that the Rights Plan will deter a shareholder from increasing its ownership interests beyond the limits set by the Rights Plan. Such an increase could adversely affect our ownership change calculations.

STERLING FINANCIAL CORPORATION

PART II – Other Information

Our calculations regarding our current cumulative change and the likelihood of a future ownership change are based on current law. Any change in applicable law may result in an ownership change.

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

We could be materially adversely affected if we or any of our officers or directors fail to comply with bank and other laws and regulations.

As a bank holding company, we are subject to extensive regulation by U.S. federal and state regulatory agencies and face risks associated with investigations and proceedings by regulatory agencies, including those that we may believe to be immaterial. Like any corporation, we are also subject to risk arising from potential employee misconduct, including non-compliance with our policies. Any interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions, suspension or expulsion of our officers or directors from the banking industry or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the industry. Significant regulatory action against us or our officers or directors could materially adversely affect our business, financial condition or results of operations or cause us significant reputational harm, which could seriously harm our business.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3	Defaults Upon Senior Securities

Not applicable.

Item 4	Reserved

Item 5	Other Information

Sterling is releasing herewith supplemental information contained in Exhibit 99.1 to this report. The supplemental information has not previously been made publicly available.

Item 6	Exhibits

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

STERLING FINANCIAL CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)

May 3, 2010	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit Index

Exhibit No.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009, and incorporated by reference herein.

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

10.1

Investment Agreement, dated as of April 29, 2010, between Sterling Financial Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. (including, as exhibits, the form of Articles of Amendment to the Restated Articles of Incorporation (Convertible Participating Voting Preferred Stock, Series B), form of Warrant and form of Articles of Amendment to the Restated Articles of Incorporation (Common Stock)).

10.2

Exchange Agreement, dated as of April 29, 2010, between Sterling Financial Corporation and the United States Department of the Treasury (including, as exhibits, the form of Amended and Restated Warrant; form of Articles of Amendment to the Restated Articles of Incorporation (Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C) and form of waiver).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

99.1	Supplemental information of Sterling Financial Corporation.

E-1