Form 10-Q
period 2010-06-30
STERLING FINANCIAL CORP /WA/
filed 2010-08-09
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number.....001-34696

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 29, 2010
Common Stock ($1.00 par value)	52,190,859

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2010

PART I - Financial Information

Item 1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$646,737	$424,008
Non-interest bearing	162,998	140,775

Total cash and cash equivalents	809,735	564,783

Restricted cash	13,580	8,223
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	1,940,710	2,160,325
Held to maturity	15,180	17,646
Loans receivable, net	6,140,913	7,344,199
Loans held for sale (at fair value: $191,338 and $189,185)	192,411	190,412
Accrued interest receivable	35,014	43,869
Other real estate owned, net (“OREO”)	135,233	83,272
Office properties and equipment, net	85,841	92,037
Bank-owned life insurance (“BOLI”)	165,805	164,743
Core deposit intangibles	19,378	21,827
Mortgage servicing rights, net	12,777	12,062
Prepaid expenses and other assets, net	171,204	174,025

Total assets	$9,737,781	$10,877,423

LIABILITIES:
Deposits	$7,240,769	$7,775,190
Advances from Federal Home Loan Bank (“FHLB”)	875,134	1,337,167
Securities sold subject to repurchase agreements and funds purchased	1,023,027	1,049,146
Other borrowings	248,283	248,281
Cashiers checks issued and payable	3,574	6,443
Borrowers’ reserves for taxes and insurance	2,594	2,283
Accrued interest payable	18,319	22,245
Accrued expenses and other liabilities	132,962	113,419

Total liabilities	9,544,662	10,554,174

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; $1,000 stated value; 10,000,000 shares authorized; 303,000 shares issued and outstanding	295,203	294,136
Common stock, $1 par value; 750,000,000 shares authorized; 52,190,859 and 52,211,090 shares issued and outstanding	52,191	52,211
Additional paid-in capital	911,409	910,663
Accumulated other comprehensive loss:
Unrealized gains on investment securities and MBS available-for-sale, net of deferred income taxes of ($18,419) and ($9,518)	31,362	16,284
Accumulated deficit	(1,097,046)	(950,045)

Total shareholders’ equity	193,119	323,249

Total liabilities and shareholders’ equity	$9,737,781	$10,877,423

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans	$93,885	$123,948	$190,861	$250,871
MBS	18,616	27,578	38,442	57,458
Investments and cash equivalents	2,708	2,993	5,398	6,321

Total interest income	115,209	154,519	234,701	314,650

Interest expense:
Deposits	25,063	44,608	52,514	92,922
Short-term borrowings	2,103	4,548	4,214	9,199
Long-term borrowings	14,948	17,744	29,988	36,562

Total interest expense	42,114	66,900	86,716	138,683

Net interest income	73,095	87,619	147,985	175,967
Provision for credit losses	(70,781)	(79,744)	(159,337)	(145,609)

Net interest income (expense) after provision for credit losses	2,314	7,875	(11,352)	30,358

Non-interest income:
Fees and service charges	14,233	14,878	27,268	28,718
Mortgage banking operations	11,713	13,732	22,945	27,040
Loan servicing fees	(408)	1,022	738	555
BOLI	1,560	2,000	3,855	3,406
Gains on sales of securities	15,349	992	17,260	11,557
Other	(1,219)	(932)	(5,541)	(2,958)

Total non-interest income	41,228	31,692	66,525	68,318

Non-interest expenses	97,315	105,149	193,292	185,137

Loss before income taxes	(53,773)	(65,582)	(138,119)	(86,461)
Income tax benefit	0	36,049	0	36,485

Net loss	(53,773)	(29,533)	(138,119)	(49,976)
Preferred stock dividend	(4,469)	(4,347)	(8,881)	(8,694)

Net loss available to common shareholders	$(58,242)	$(33,880)	$(147,000)	$(58,670)

Earnings (loss) per share - basic	$(1.12)	$(0.65)	$(2.83)	$(1.13)

Earnings (loss) per share - diluted	$(1.12)	$(0.65)	$(2.83)	$(1.13)

Weighted average shares outstanding - basic	52,009,290	51,922,407	51,994,737	51,909,350
Weighted average shares outstanding - diluted	52,009,290	51,922,407	51,994,737	51,909,350

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(138,119)	$(49,976)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and OREO	175,447	164,679
Accretion of deferred gain on sale of branches	(402)	(402)
Net gain on sales of loans, investments and MBS	(37,494)	(39,300)
Stock based compensation	708	1,459
Excess tax benefit from stock based compensation	0	744
Stock issuances relating to direct stock purchase	18	12
Loss at foreclosure and on sale of OREO	30,278	30,911
Other losses	2,942	2,699
Increase in cash surrender value of BOLI	(3,855)	(4,035)
Depreciation and amortization	16,524	15,334
Change in:
Accrued interest receivable	8,855	1,818
Prepaid expenses and other assets	(6,311)	20,609
Cashiers checks issued and payable	(2,869)	(3,377)
Accrued interest payable	(3,926)	(9,073)
Accrued expenses and other liabilities	12,130	3,242
Proceeds from sales of loans originated for sale	1,105,740	1,391,201
Loans originated for sale	(1,216,103)	(1,362,913)

Net cash (used in) provided by operating activities	(56,437)	163,632

Cash flows from investing activities:
Change in restricted cash	(5,357)	319
Loans funded and purchased	(382,977)	(1,302,272)
Loan principal received	1,092,544	1,319,176
Proceeds from sales of other loans	296,532	0
Purchase of investment securities	(2,501)	(683,359)
Proceeds from maturities of investment securities	4,951	716,180
Proceeds from sale of investment securities	17,192	80,310
Proceeds from sale - MBS	542,367	140,998
Purchase of MBS	(642,574)	(534,689)
Principal payments on MBS	336,583	402,699
Purchase of office properties and equipment	(1,367)	(6,099)
Sales of office properties and equipment	46	62
Improvements and other changes to OREO	(2,005)	(10,356)
Proceeds from sales of OREO	70,027	43,474

Net cash provided by (used in) investing activities	1,323,461	166,443

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$(223,356)	$126,246
Proceeds from issuance of time deposits	823,807	1,735,358
Payments for maturing time deposits	(1,192,474)	(2,007,454)
Interest credited to deposits	57,602	99,184
Advances from FHLB	495,750	121,000
Repayment of advances from FHLB	(957,593)	(345,840)
Net change in securities sold subject to repurchase agreements and funds purchased	(26,119)	(66,893)
Excess tax benefit from stock based compensation	0	(744)
Cash dividends paid to preferred shareholders	0	(6,733)
Other	311	1,071

Net cash provided by (used in) financing activities	(1,022,072)	(344,805)

Net change in cash and cash equivalents	244,952	(14,730)
Cash and cash equivalents, beginning of period	564,783	138,802

Cash and cash equivalents, end of period	$809,735	$124,072

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$90,642	$147,756
Income taxes	(49,390)	(68,062)

Noncash financing and investing activities:
Loans converted into OREO	166,371	85,960
Preferred stock cash dividend accrued	7,815	1,894

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net loss	$(53,773)	$(29,533)	$(138,119)	$(49,976)

Other comprehensive income (loss):
Change in unrealized losses on investments and MBS available-for-sale	7,852	12,516	23,979	19,440
Less deferred income taxes benefit	(2,915)	(4,631)	(8,901)	(7,193)

Net other comprehensive income	4,937	7,885	15,078	12,247

Comprehensive loss	$(48,836)	$(21,648)	$(123,041)	$(37,729)

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

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16,” Accounting for Transfers of Financial Assets.” This standard removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, provided additional guidance on requirements for consolidation, and is an update to codification topic 860. This guidance became effective for Sterling on January 1, 2010, and did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06,” Fair Value Measurements and Disclosures.” This guidance is related to implementation of fair value measurement disclosures. This update to the codification topic 820 specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for Sterling on March 31, 2010, and did not have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09,” Amendments to Certain Recognition and Disclosure Requirements,” that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and was an update to codification topic 855. As a public reporting company, Sterling is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on Sterling’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update addresses modifications of loans that are accounted for within a pool by specifying that a troubled debt restructuring would not result in the removal of those loans from the pool for impairment analysis purposes. This guidance will be effective for Sterling as of September 30, 2010. Sterling does not currently have any loans for which this guidance would be applicable.

In July 2010, the FASB issued ASU 2010-20,” Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011.

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2010
Available for sale
MBS	$1,687,384	$54,979	$(968)	$1,741,395
Municipal bonds	177,137	3,893	(2,810)	178,220
Other	25,993	2	(4,900)	21,095

Total	$1,890,514	$58,874	$(8,678)	$1,940,710

Held to maturity
Tax credits	$15,180	$0	$0	$15,180

Total	$15,180	$0	$0	$15,180

December 31, 2009
Available for sale
MBS	$1,912,736	$44,579	$(12,326)	$1,944,989
Municipal bonds	195,807	3,500	(4,025)	195,282
Other	25,979	0	(5,925)	20,054

Total	$2,134,522	$48,079	$(22,276)	$2,160,325

Held to maturity
Tax credits	$17,646	$0	$0	$17,646

Total	$17,646	$0	$0	$17,646

Tax credit investments are in low income housing partnerships. Other available for sale securities were primarily comprised of a trust preferred security at both June 30, 2010 and December 31, 2009. During the six months ended June 30, 2010 and 2009, Sterling sold available-for-sale investments and MBS and recorded the following results:

	Proceeds from Sales	Gross Realized Gains	Gross Realized (Losses)
	(Dollars in thousands)
Six months ended:
June 30, 2010	$559,559	$23,681	$(6,421)
June 30, 3009	221,308	11,135	(122)

During the six months ended June 30, 2010, Sterling sold $61.1 million of collateralized mortgage obligations at a loss of $6.0 million. The sales were a result of an updated assessment of the credit risk of certain securities held in the portfolio, including downgrades and potential downgrades by rating agencies. Sterling repositioned the portfolio by reinvesting the proceeds from other securities sales during the first half of 2010 in securities with a shorter duration. Reclassification adjustments from other comprehensive income, representing realized net gains on available-for-sale securities, net of related deferred income taxes, were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Realized net gains reclassified from other comprehensive income	$15,223	$1,412	$11,793	$9,348

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost basis as of June 30, 2010 and December 31, 2009, grouped by the amount of time these securities have been in this unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2010
Municipal bonds	$0	$0	$37,329	$(2,810)	$37,329	$(2,810)
MBS	91,216	(660)	17,840	(308)	109,056	(968)
Other	0	0	19,863	(4,900)	19,863	(4,900)

Total	$91,216	$(660)	$75,032	$(8,018)	$166,248	$(8,678)

December 31, 2009
Municipal bonds	$13,758	$(317)	$45,729	$(3,708)	$59,487	$(4,025)
MBS	190,004	(4,039)	115,266	(8,287)	305,270	(12,326)
Other	0	0	18,791	(5,925)	18,791	(5,925)

Total	$203,762	$(4,356)	$179,786	$(17,920)	$383,548	$(22,276)

The amortized cost and fair value of available-for-sale and held-to-maturity debt securities as of June 30, 2010, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$0	$0	$0	$0
Due after one year through five years	0	0	782	796
Due after five years through ten years	0	0	104,218	106,814
Due after ten years	15,180	15,180	1,785,514	1,833,100

Total	$15,180	$15,180	$1,890,514	$1,940,710

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other than-temporarily impaired at June 30, 2010, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. Sterling holds a single-issuer trust preferred security that has been negatively impacted by temporary credit market disruptions. As of June 30, 2010, the trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.8 million compared to a $19.9 million market value, or an unrealized loss of $4.9 million.

As of June 30, 2010, Sterling also held private label collateralized mortgage obligations with an aggregate amortized cost of $66.5 million compared to a $66.9 million market value, or a net unrealized gain of $417,000. All private label collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are AAA- rated according to at least one major rating agency. The vintage, or years of issuance, for these nonagency MBS ranges from 2003 to 2005.

As of June 30, 2010, Sterling expects the return of all principal and interest on all securities within its investment and mortgage-backed securities portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

3. Allowance for Credit Losses:

The following is an analysis of the changes in the allowances for credit losses:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$343,443	$208,365
Provision	159,791	145,609
Charge-offs	(252,700)	(145,450)
Recoveries	14,316	5,225
Transfers	0	9,960

Allowance - loans, June 30	264,850	223,709

Allowance - unfunded commitments, January 1	11,967	21,334
Provision	(454)	0
Charge-offs	(562)	0
Transfers	0	(9,960)

Allowance - unfunded commitments, June 30	10,951	11,374

Total credit allowance	$275,801	$235,083

The level of the provision is in response to the amount of classified loans and charge-offs, with higher loss rates related to the decline in collateral values, particularly in the construction, commercial real estate and residential real estate portfolios. Classified assets include performing substandard loans, nonperforming loans and OREO. Nonperforming loans and OREO comprise nonperforming assets, for which the following summarizes as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
		(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	760,136	824,652	592,450
Restructured loans	123,999	71,279	105,283

Total nonperforming loans	884,135	895,931	697,733
OREO	149,302	91,478	89,721

Total nonperforming assets	1,033,437	987,409	787,454
Specific reserves	(32,128)	(35,334)	(24,554)

Net nonperforming assets	$1,001,309	$952,075	$762,900

Cumulatively, Sterling has written down its nonperforming assets by $592.8 million as of June 30, 2010, compared with write-downs of $579.7 million as of December 31, 2009 and $282.1 million as of June 30, 2009, primarily reflecting lower real estate appraisal values. Additionally, Sterling has established specific reserves of $18.1 million against its nonperforming loans for valuation changes between appraisals, and $14.1 million for its OREO properties.

At the applicable foreclosure date, other real estate owned is recorded at the fair value of the real estate, less the costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in this allowance are as follows for the periods presented:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Balance, January 1	$8,204	$17,555
Provision	16,110	19,070
Charge-offs	(10,246)	(12,085)

Balance, June 30	$14,068	$24,540

4. Other Borrowings:

The components of other borrowings are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Junior subordinated debentures	$245,283	$245,281
Other	3,000	3,000

Total other borrowings	$248,283	$248,281

Sterling has raised capital through the formation of trust subsidiaries (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. The Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and continued to defer these payments through June 30, 2010. As of June 30, 2010 and December 31, 2009, the accumulated deferred interest that was accrued on these securities was $6.4 million and $3.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated notes for up to 20 consecutive quarterly periods without triggering an event of default.

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Initial Call Date	Rate at June 30, 2010			Amount (in Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	1.69%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	2.17		51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	2.06		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	2.34		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	3.74		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	3.79		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	3.59		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	3.59		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	3.69		9,457
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	4.14		15,203

					2.59	%*	$245,283

*	Weighted average rate

In April 2010, Sterling’s previously announced consent solicitation relating to a discounted purchase offer for its outstanding Trust Preferred Securities expired. No amendments were made to applicable indentures, and Sterling is no longer seeking approval for such amendments or to purchase its outstanding Trust Preferred Securities.

5. Shareholders’ Equity:

At June 30, 2010, under regulatory guidelines, Sterling was categorized as “significantly undercapitalized,” and Sterling Savings Bank was categorized as “undercapitalized.” As a result, Sterling and Sterling Savings Bank are subject to various restrictions, including restrictions on asset growth, acquisitions, new activities and new branches. Sterling and Sterling Savings Bank are operating under regulatory agreements. Sterling Savings Bank’s regulators have directed Sterling Savings Bank to increase its overall capital levels and, in particular, are requiring Sterling Savings Bank to increase its Tier 1 leverage ratio to 10.0%.

In May 2010, Sterling entered into agreements with Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund, VI, L.P. (collectively, “THL”) and with Warburg Pincus Private Equity X, L.P. (“Warburg”), pursuant to which THL and Warburg agreed to purchase a combination of preferred and common stock at a purchase price of up to $0.20 per underlying common share and to receive warrants with an exercise price of up to $0.22 per share (the “THL and Warburg Transactions”). If the THL and Warburg Transactions are completed THL and Warburg would each own 20.5% of Sterling’s outstanding common stock on an as-converted basis, assuming the exercise of the warrants by such investor, for an aggregate investment by each of approximately $139 million.

On December 5, 2008, Sterling issued 303,000 shares of preferred stock and a warrant for 6,437,677 shares of common stock to the U.S. Department of the Treasury for $303.0 million of Capital Purchase Program funds. During the third quarter of 2009, Sterling elected to defer the payment of dividends on this cumulative preferred stock, and continued to defer these payments through June 30, 2010. As of June 30, 2010 and December 31, 2009, the accumulated deferred dividends that were accrued were $17.3 million and $9.5 million, respectively. Under the terms of the preferred stock, failure to pay dividends for six dividend periods, whether or not consecutive, would cause the authorized number of directors constituting Sterling’s board of directors to be automatically increased by two, and the holders of the preferred stock, together with the holders of any outstanding parity stock with like voting rights, would be entitled to elect the two additional members of Sterling’s board of directors. During the second quarter of 2010, in connection with the THL and Warburg Transactions, Sterling executed a definitive exchange agreement (the “Treasury Exchange Agreement”) with the U.S. Department of the Treasury (the “Treasury”) providing for (i) the exchange of the 303,000 shares of preferred stock held by the Treasury through its Capital Purchase Program for 303,000 shares of a newly-created Series C Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series C Stock”) with a liquidation preference of $303 million, (ii) the exchange of the Series C Stock at a discounted exchange value of $75.75 million into 378,750,000 shares of Common Stock at a conversion price of $0.20 per share prior to the closing of the THL and Warburg Transactions; and (iii) the amendment of the terms of the warrant currently held by Treasury to provide for an exercise price of $0.20 per share for a ten-year term following the THL and Warburg Transactions (the “Treasury Exchange Transaction”).

The THL and Warburg Transactions and the Treasury Exchange Transaction are conditioned upon each other and on other closing conditions, including Sterling raising a total of at least $720 million (inclusive of the THL and Warburg Transactions), which would enable Sterling to meet all of its regulatory capital requirements.

6. Earnings (Loss) Per Share:

The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended June 30,
	2010			2009
	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount
		(Dollars in thousands, except per share amounts)

Basic computations	$(58,242)	52,009,290	$(1.12)	$(33,880)	51,922,407	$(0.65)

Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00	0	0	0.00
Common stock warrant	0	0	0.00	0	0	0.00

Diluted computations	$(58,242)	52,009,290	$(1.12)	$(33,880)	51,922,407	$(0.65)

Antidilutive securities not included in diluted earnings per share:
Common stock options		1,351,160			1,819,472
Common stock warrant		6,437,677			6,437,677
Restricted shares		152,250			217,368

Total antidilutive		7,941,087			8,474,517

	Six Months Ended June 30,
	2010			2009
	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount
		(Dollars in thousands, except per share amounts)

Basic computations	$(147,000)	51,994,737	$(2.83)	$(58,670)	51,909,350	$(1.13)

Effect of dilutive securities:
Common stock options and restricted shares	0	0	0.00	0	0	0.00
Common stock warrant	0	0	0.00	0	0	0.00

Diluted computations	$(147,000)	51,994,737	$(2.83)	$(58,670)	51,909,350	$(1.13)

Antidilutive securities not included in diluted earnings per share:
Common stock options		1,438,728			1,872,465
Common stock warrant		6,437,677			6,437,677
Restricted shares		168,613			229,196

Total antidilutive		8,045,018			8,539,338

The accounting standards codification requires a two-class method of computing earnings per share for entities that have participating securities such as Sterling’s unvested restricted shares. Application of the two-class method resulted in the materially equivalent earnings per share as the application of the treasury method, which is presented above.

7. Non-Interest Expenses:

The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Employee compensation and benefits	$41,350	$42,927	$81,798	$83,115
Insurance	10,191	12,087	22,876	16,377
Occupancy and equipment	9,281	10,111	18,757	20,104
OREO operations	17,206	20,185	28,129	26,290
Data processing	5,359	5,176	10,464	10,330
Legal and accounting	2,511	3,058	8,634	5,828
Depreciation	3,372	3,507	6,940	7,051
Advertising	3,329	3,099	5,824	5,854
Amortization of core deposit intangibles	1,224	1,224	2,449	2,449
Travel and entertainment	1,027	1,439	1,832	2,654
Other	2,465	2,336	5,589	5,085

Total	$97,315	$105,149	$193,292	$185,137

Changes in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and expenses related to increased credit resolution costs and OREO operations have been the main causes of the fluctuation in non-interest expenses over the periods presented. Expenses during the six month comparative periods were also affected in 2010 by the costs associated with Sterling’s recapitalization efforts.

8. Income Taxes:

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Sterling has assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Sterling determined that the negative evidence associated with a projected three-year cumulative loss, the regulatory agreement in place between Sterling Savings Bank and the FDIC (the “SSB Consent Agreement”) and between Sterling and the Federal Reserve Bank of San Francisco (the “Reserve Bank Agreement”), and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, during the third quarter of 2009, a full valuation allowance was established against its deferred tax asset, with the allowance totaling $325.0 million as of June 30, 2010, compared with $269.0 million as of December 31, 2009. Sterling’s deferred tax asset includes approximately $222 million of net operating loss carryforwards as of June 30, 2010.

In April 2010, Sterling’s Board of Directors adopted a shareholder rights plan designed to preserve substantial tax assets that include net operating losses, capital losses and certain built-in losses that could be utilized in certain circumstances to offset taxable income and reduce its federal income tax liability. Sterling’s ability to use its tax assets would be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if Sterling’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in Sterling by more than 50 percentage points over a rolling three-year period. Five-percent shareholders do not include certain institutional holders, such as mutual fund companies, that hold Sterling equity securities on behalf of several individual mutual funds where no single fund owns 5 percent or more of Sterling equity securities.

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended June 30, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$105,631	$2,208	$6,569	$801	$0	$115,209
Interest expense	(32,390)	(5,343)	(2,930)	0	(1,451)	(42,114)

Net interest income (expense)	73,241	(3,135)	3,639	801	(1,451)	73,095
Provision for credit losses	(50,527)	(16,473)	(3,781)	0	0	(70,781)
Noninterest income	26,929	12	13,894	499	(106)	41,228
Noninterest expense	(79,993)	(1,408)	(12,913)	(1,003)	(1,998)	(97,315)

Income (loss) before income taxes	$(30,350)	$(21,004)	$839	$297	$(3,555)	$(53,773)

Total assets	$8,587,871	$578,445	$559,517	$6,588	$5,360	$9,737,781

	As of and for the Three Months Ended June 30, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$132,445	$8,219	$7,363	$6,266	$226	$154,519
Interest expense	(49,630)	(11,937)	(3,364)	0	(1,969)	(66,900)

Net interest income (expense)	82,815	(3,718)	3,999	6,266	(1,743)	87,619
Provision for credit losses	(34,843)	(38,157)	(6,744)	0	0	(79,744)
Noninterest income	19,087	16	15,133	901	(3,445)	31,692
Noninterest expense	(90,542)	(1,967)	(9,416)	(2,056)	(1,168)	(105,149)

Income (loss) before income taxes	$(23,483)	$(43,826)	$2,972	$5,111	$(6,356)	$(65,582)

Total assets	$10,501,738	$1,295,970	$614,356	$12,689	$(24,978)	$12,399,775

	As of and for the Six Months Ended June 30, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$214,586	$4,922	$12,703	$2,420	$70	$234,701
Interest expense	(66,127)	(11,672)	(5,993)	0	(2,924)	(86,716)

Net interest income (expense)	148,459	(6,750)	6,710	2,420	(2,854)	147,985
Provision for credit losses	(99,460)	(52,540)	(7,337)	0	0	(159,337)
Noninterest income	39,610	23	26,487	1,162	(757)	66,525
Noninterest expense	(156,629)	(3,023)	(24,983)	(2,411)	(6,246)	(193,292)

Income (loss) before income taxes	$(68,020)	$(62,290)	$877	$1,171	$(9,857)	$(138,119)

Total assets	$8,587,871	$578,445	$559,517	$6,588	$5,360	$9,737,781

	As of and for the Six Months Ended June, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$267,431	$19,065	$15,062	$12,636	$456	$314,650
Interest expense	(112,389)	(15,066)	(7,055)	0	(4,173)	(138,683)

Net interest income (expense)	155,042	3,999	8,007	12,636	(3,717)	175,967
Provision for credit losses	(59,535)	(72,465)	(13,609)	0	0	(145,609)
Noninterest income	44,033	247	29,244	1,439	(6,645)	68,318
Noninterest expense	(158,341)	(4,131)	(16,192)	(4,250)	(2,223)	(185,137)

Income (loss) before income taxes	$(18,801)	$(72,350)	$7,450	$9,825	$(12,585)	$(86,461)

Total assets	$10,501,738	$1,295,970	$614,356	$12,689	$(24,978)	$12,399,775

10. Stock-Based Compensation:

The following is a summary of stock option and restricted stock activity during the six months ended June 30, 2010:

	Stock Options		Restricted Stock
	Number	Weighted Average Exercise Price	Number	Weighted Average Grant Price
Balance, January 1, 2010	1,892,882	$21.04	261,750	$9.40
Granted	0	0.00	0	0.00
Exercised/vested	0	0.00	(65,500)	12.53
Cancelled/expired	(548,993)	22.49	(44,000)	6.20

Outstanding, June 30, 2010	1,343,889	$20.45	152,250	$8.98

Exercisable, June 30, 2010	1,028,764	$22.42

At June 30, 2010, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 3.5 years and $0, respectively, and of stock options exercisable was 3.3 years and $0, respectively, and at December 31, 2009, were 2.9 years and $0, respectively, and 2.4 years and $0, respectively. As of June 30, 2010, a total of 2,123,785 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The stock options and restricted shares granted during 2009 have vesting schedules ranging from two to four years. During the six months ended June 30, 2010 and 2009, the intrinsic value of options exercised were $0 and $0, respectively, and fair value of options granted were $0 and $193,000, respectively. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Six Months Ended June 30,
	2010	2009
Expected volatility	n/a	72%
Expected term (in years)	n/a	4.4
Expected dividend yield	n/a	0.00%
Risk free interest rate	n/a	2.07%

Stock-based compensation expense recognized during the periods presented was as follows:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$386	$551
Restricted stock	322	909

Total	$708	$1,460

As of June 30, 2010, unrecognized equity compensation expense totaled $1.9 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 1.4 years. During the six months ended June 30, 2010, 21,000 stock options were forfeited, and 44,000 shares of restricted stock were forfeited.

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of June 30, 2010, Sterling had $149.1 million of interest rate lock commitments, $55.2 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $273.2 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $106.2 million as of June 30, 2010. As of December 31, 2009, Sterling had $110.0 million of interest rate lock commitments, $119.7 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $234.0 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $29.5 million as of December 31, 2009. As of June 30, 2010 and December 31, 2009, Sterling had entered into best efforts forward commitments to sell $33.4 million and $51.6 million of mortgage loans, respectively.

In the normal course of business, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various counterparties (“broker-dealers” or “dealers”). The counterparty swap agreements include certain representations, warranties and covenants, which include terms that allow for an early termination in the event of default. Failure to maintain a well capitalized position is one event that may be considered a default, and counterparties to the swap agreements could require an early termination settlement or an increase in the collateral to secure derivative instruments that are in net liability positions to Sterling. The “early termination provision” of the swap agreements could result in Sterling reimbursing the counterparty and recording a charge equal to the current market value of the swap agreement if terminated. During the six months ended June 30, 2010, no additional counterparties declared an early termination event. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position on June 30, 2010 was $5.0 million for which Sterling had already posted collateral with a market value of $6.0 million. Both customer and dealer related interest rate derivatives are carried at fair value by Sterling.

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

The carrying amounts and fair values of financial instruments as of the periods indicated, were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$823,315	$823,315	$573,006	$573,006
Investments and MBS:
Available for sale	1,940,710	1,940,710	2,160,325	2,160,325
Held to maturity	15,180	15,180	17,646	17,646
Loans held for sale	192,411	192,411	190,412	190,412
Loans receivable, net	6,140,913	6,043,177	7,344,199	7,309,894
Accrued interest receivable	35,014	35,014	43,869	43,869
Other assets	107,823	107,823	108,502	108,502

Financial liabilities:
Non-maturity deposits	3,377,742	3,239,365	3,593,703	3,331,416
Deposits with stated maturities	3,863,027	3,930,841	4,181,487	4,241,141
Borrowings	2,146,444	2,150,809	2,634,594	2,581,832
Accrued interest payable	18,319	18,319	22,245	22,245
Other liabilities	5,022	5,022	4,319	4,319

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Balance, June 30, 2010:
Investment securities available-for-sale:
MBS	$1,741,395	$0	$1,741,395	$0
Municipal bonds	178,220	0	178,220	0
Other	21,095	0	21,095	0

Total investment securities available-for-sale	1,940,710	0	1,940,710	0
Loans held for sale	192,411	0	192,411	0
Other assets - derivatives	7,379	0	2,115	5,264

Total assets	$2,140,500	$0	$2,135,236	$5,264

Other liabilities - derivatives	$5,022	$0	$0	$5,022

Balance, December 31, 2009:
Investment securities available-for-sale:
MBS	$1,944,989	$0	$1,944,989	$0
Municipal bonds	195,282	0	195,282	0
Other	20,054	0	20,054	0

Total investment securities available-for-sale	2,160,325	0	2,160,325	0
Loans held for sale	190,412	0	190,412	0
Other assets - derivatives	7,820	0	3,273	4,547

Total assets	$2,358,557	$0	$2,354,010	$4,547

Other liabilities - derivatives	$4,319	$0	$0	$4,319

The following table provides a reconciliation of interest rate swaps measured at fair value using significant unobservable or Level 3 inputs on a recurring basis during the six months ended June 30, 2010 and the year ended December 31, 2009. Gains and losses on these interest rate swaps are included in earnings as interest income or expense.

	Beginning Balance	Change included in earnings	Ending Balance
	(Dollars in thousands)
Six Months Ended June 30, 2010
Other assets - derivatives	$4,547	$717	$5,264
Other liabilities - derivatives	4,319	703	5,022

Year Ended December 31, 2009
Other assets - derivatives	7,460	(2,913)	4,547
Other liabilities - derivatives	7,460	(3,141)	4,319

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

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Mortgage banking operations	$6,846	$374

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

	June 30, 2010
	Total Carrying Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans	$724,187	$0	$0	$724,187
OREO	132,797	0	0	132,797
Mortgage servicing rights	12,777	0	12,777	0

	December 31, 2009
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$702,477	$0	$0	$702,477
OREO	78,302	0	0	78,302
Goodwill	0	0	0	0
Mortgage servicing rights	12,062	0	12,062	0

The loans disclosed above represent the carrying value of impaired loans at period end. Mortgage servicing rights were written down mainly due to market derived assumptions associated with expected accelerated mortgage prepayment speeds based upon lower interest rates. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a non-recurring basis. OREO represents the carrying value after write-downs taken at foreclosure that were charged to the loan loss allowance, as well as specific reserves established subsequent to foreclosure due to updated appraisals. Goodwill is presented at fair value, net of impairment charges.

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

Loans Held for Sale

Sterling has elected to carry loans held for sale at fair value. The fair values are based on investor quotes in the secondary market based upon the fair value of options and commitments to sell or issue mortgage loans. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. As of June 30, 2010 and December 31, 2009, Sterling had $1.8 million and $1.3 million, respectively, of loans held for sale that were being reported at the lower of amortized cost or market value.

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

13. Going Concern:

These financial statements have been prepared under the assumption that Sterling is a going concern. As a result of the uncertainty regarding Sterling’s ability to comply with the Reserve Bank Agreement and the SSB Consent Agreement, Sterling’s Independent Registered Public Accounting Firm added an explanatory paragraph in its audit opinion issued in connection with our December 31, 2009 consolidated financial statements, expressing substantial doubt regarding our ability to continue as a going concern. Management’s plans to address this uncertainty include the raising of capital, or the potential sale of Sterling or some or all of its assets. During the second quarter of 2010, Sterling entered into the THL and Warburg Agreements, which are subject to various conditions, including, among others, Sterling raising total capital of at least $720 million (inclusive of the THL and Warburg Transactions), and a conversion of the Treasury’s preferred stock to common stock at a discount to the face value. There can be no assurance that any of these efforts will be successful, and if Sterling were to be unsuccessful, its ongoing viability would be in doubt.

14.	Subsequent Events:

In the second quarter, Sterling received regulatory approval to consolidate Golf Savings Bank with and into Sterling Savings Bank, which was completed on August 2, 2010. The mortgage banking operations of Golf Savings Bank are continuing to operate as a division within Sterling Savings Bank. Both Golf Savings Bank and Sterling Savings Bank were wholly owned subsidiaries and the transaction therefore did not impact the consolidated financial statements of Sterling.

PART I – Financial Information (continued)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

June 30, 2010

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

General

Sterling Financial Corporation (“Sterling”) is a bank holding company, organized under the laws of Washington State in 1992. The principal operating subsidiaries of Sterling are Sterling Savings Bank and Golf Savings Bank. Sterling Savings Bank, headquartered in Spokane, Washington, commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association, and in 2005 converted to a commercial bank. Sterling Savings Bank offers commercial banking products and services, mortgage lending, construction financing and investment products to individuals, small business, commercial organizations and corporations. The main focus of Golf Savings Bank, a Washington State-chartered savings bank acquired by Sterling in July 2006, is the origination and sale of residential mortgage loans. Subsequent to June 30, 2010, Golf Savings Bank was merged with and into Sterling Savings Bank, with the mortgage banking operations of Golf Savings Bank continuing to operate as a division of Sterling Savings Bank.

Sterling’s dedication to personalized service and relationship banking has enabled it to attract both retail deposits and lending relationships in the western United States. With $9.74 billion in total assets as of June 30, 2010, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured and uninsured deposits from the general public throughout its five state footprint through its two subsidiary banks, Sterling Savings Bank and Golf Savings Bank, and through its commercial real estate division INTERVEST-Mortgage Investment Company (“INTERVEST’). Sterling also markets fixed income and equities, mutual funds, annuities and other financial products through wealth management representatives located throughout Sterling’s financial service centers network.

Recent Developments

Sterling faces a number of challenges resulting from operating losses, driven by credit quality issues, and currently is categorized as being significantly undercapitalized pursuant to regulatory guidelines. Both Sterling and Sterling Savings Bank are currently operating under regulatory agreements. Sterling has entered into a regulatory agreement with the Federal Reserve Bank of San Francisco (the “Reserve Bank Agreement”), and Sterling Savings Bank has entered into a regulatory agreement with the FDIC and the Washington Department of Financial Institutions (the “SSB Consent Agreement”). Both agreements require, among other things, a return to “well capitalized” status. As a result of the uncertainty regarding Sterling’s ability to comply with these agreements, Sterling’s Independent Registered Public Accounting Firm added an explanatory paragraph in its audit opinion issued in connection with our December 31, 2009 consolidated financial statements, expressing substantial doubt regarding our ability to continue as a going concern.

During the second quarter of 2010, Sterling entered into agreements with Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund, VI, L.P. (collectively, “THL”) and with Warburg Pincus Private Equity X, L.P. (“Warburg”), pursuant to which THL and Warburg agreed to purchase a combination of preferred and common stock at a purchase price of up to $0.20 per underlying common share and to receive warrants with an exercise price of up to $0.22 per share (the “THL and Warburg Transactions”). If the THL and Warburg Transactions are completed THL and Warburg would each own 20.5% of Sterling’s outstanding common stock on an as-converted basis, assuming the exercise of the warrants by such investor, for an aggregate investment by each of approximately $139 million.

Also during the second quarter of 2010, Sterling executed a definitive exchange agreement (the “Treasury Exchange Agreement”) with the U.S. Department of the Treasury (the “Treasury”) providing for (i) the exchange of the 303,000 shares of preferred stock held by the Treasury through its Capital Purchase Program for 303,000 shares of a newly-created Series C Fixed Rate Cumulative Mandatorily Convertible Preferred Stock (the “Series C Stock”) with a liquidation preference of $303 million, (ii) the exchange of the Series C Stock at a discounted exchange value of $75.75 million into 378,750,000 shares of Common Stock at a conversion price of $0.20 per share prior to the closing of the investments by THL and Warburg; and (iii) the amendment of the terms of the warrant currently held by Treasury to provide for an exercise price of $0.20 per share for a ten-year term following closing of the THL and Warburg Transactions, (the “Treasury Exchange Transaction”).

The THL and Warburg Transactions and the Treasury Exchange Transaction are conditioned upon each other and on other closing conditions, including Sterling raising a total of at least $720 million (inclusive of the THL and Warburg Transactions), which would enable Sterling to meet all of its regulatory capital requirements (collectively, the “Recapitalization Transactions”). As of June 30, 2010, costs that were capitalized in anticipation of the closing of the Recapitalization Transactions totaled $6.8 million.

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

Sterling’s board of directors is in the process of identifying new candidates to serve on the board of directors following the completion of the Recapitalization Transactions. During the second quarter of 2010, Leslie (“Les”) S. Biller, former Vice Chairman and Chief Operating Officer of Wells Fargo, was appointed chairman of the board of directors, subject to approval by Sterling’s banking regulators and the successful completion of the Sterling Recapitalization Transactions. The board currently expects that following closing of the recapitalization, the board of directors will be further reconstituted and the number of directors will be reduced. The directors are expected to consist of the Chief Executive Officer; the Chairperson; Scott Jaeckel, THL Managing Director, as a representative of THL; David Coulter, Warburg Managing Director, as a representative of Warburg; and a number of other current and/or new independent directors to be selected based on their expertise, backgrounds and other qualifications. Before any directors are appointed, our Governance/Nominating Committee must evaluate the qualifications of each new and incumbent candidate and requisite regulatory approvals must be received.

Sterling also announced during the quarter the appointment of Dave DePillo as Chief Credit Officer of Sterling Savings Bank, subject to receipt of regulatory approval and consummation of the pending Recapitalization Transactions. As noted above, Golf Savings Bank was merged with and into Sterling Savings Bank on August 2, 2010.

Executive Summary and Highlights

Sterling reported a net loss attributable to common shareholders during the three and six months ended June 30, 2010 of $58.2 million and $147.0 million, respectively, or $1.12 and $2.83 per common share, respectively. The provision for credit losses declined to $70.8 million during the second quarter of 2010 from $88.6 million in the first quarter of 2010. Sterling’s cumulative efforts to address credit quality over the last several quarters have led to a lower provision for credit losses, a reduced rate of annualized net charge-offs and a reduction in the balance of total classified assets. Sterling continues to grow and expand customer relationships as demonstrated by the growth in retail time deposits during 2010 of 7 percent on an annualized basis. The decline in net interest income reflects a lower balance of earning assets and an increase in the amount of interest that was reversed which was related to nonperforming loans. When a loan reaches nonperforming status, interest income is no longer recognized on the loan. Sterling continues to record a full valuation allowance against the future tax benefits of its operating losses, and has implemented a shareholders’ rights plan designed to preserve this asset. As of June 30, 2010, Sterling’s total risk-based capital ratio was 5.8%. Sterling continues to devote significant effort to raising the required amount of additional capital and fulfilling the other conditions to closing its agreements with the U.S. Treasury, THL and Warburg. Available liquidity as of June 30, 2010 totaled $2.04 billion. Deleveraging during 2010 resulted in a decline in the ratio of loans-to-deposits of 9 percentage points, ending the quarter at 85 percent as of June 30, 2010.

Key financial measures:

•	Classified assets decreased during the first half of 2010 by $249.9 million, or 15 percent.

•	Non-performing loans declined 8 percent to $884.1 million at June 30, 2010, compared to $958.8 million in the first quarter of 2010, and $895.9 million at December 31, 2009.

•	Retail time deposits increased 10 percent during the first half of 2010.

•	The number of total transaction accounts increased 4 percent over last year’s second quarter, or 3 percent on an annualized basis since December 31, 2009.

•	Deposit funding costs were 136 basis points during the second quarter of 2010, 72 basis points below the same period in 2009, and 40 basis points below the fourth quarter of 2009.

•	Allowance for credit losses to total loans at June 30, 2010 was 4.31%, compared with 4.36% at March 31, 2010, 4.62% at December 31, 2009, and 2.71% at June 30, 2009.

•	Liquidity, as measured by the 85% net loans-to-deposits ratio at the end of the second quarter, improved by 17 percentage points year over year and by 9 percentage points since December 31, 2009.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. The current slowdown in economic activity and further declines in real estate values could continue to adversely affect cash flows for both commercial and individual borrowers, and as a result Sterling could experience further increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at June 30, 2010.

Investments and MBS. Assets in the investment and MBS portfolios are initially recorded at cost, which includes any premiums and discounts. Sterling amortizes premiums and discounts as an adjustment to interest income over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method. Sterling’s MBS are primarily in agency securities, with limited investments in non-agency obligations. The majority of the municipal bonds that Sterling holds are all general obligation bonds, spread throughout Sterling’s footprint. Sterling does not invest in collateralized debt obligations or similar exotic structured investment products.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other than-temporarily impaired at June 30, 2010, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. Sterling holds a single-issuer trust preferred security that has been negatively impacted by temporary credit market disruptions. As of June 30, 2010, the trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.8 million compared to a $19.9 million market value, or an unrealized loss of $4.9 million.

As of June 30, 2010, Sterling also held private label collateralized mortgage obligations with an aggregate amortized cost of $66.5 million compared to a $66.9 million market value, or a net unrealized gain of $417,000. All private label collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are AAA- rated according to at least one major rating agency. The vintage, or years of issuance, for these nonagency MBS ranges from 2003 to 2005.

As of June 30, 2010, Sterling expects the return of all principal and interest on all securities within its investment and mortgage-backed securities portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Fair Value of Financial Instruments. Sterling’s available-for-sale securities portfolio totaled $1.94 billion and $2.16 billion as of June 30, 2010 and December 31, 2009, respectively, and was the majority of Sterling’s financial instruments that are carried at fair value. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in-depth collateral analysis and cash flow stress testing.

Loans held for sale are also carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans without having to apply complex hedge accounting. The fair value of loans held for sale is determined based upon an analysis of investor quoted pricing inputs.

Other Real Estate Owned. Prior to foreclosure, Sterling considers all viable alternatives, checks with the proper authorities to ensure the existence of a valid and recorded lien on the property and determines the current market value of the collateral. Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are carried at fair value, less estimated costs to sell the property and other assets. The fair value of OREO is generally determined using “as is” or disposition values from appraisals obtained by independent appraisers.

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

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Sterling has assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Sterling determined that the negative evidence associated with a projected three-year cumulative loss, the SSB Consent Agreement and Reserve Bank Agreement, and continued credit deterioration in its loan portfolio outweighed the positive evidence. Therefore, during the third quarter of 2009, a full valuation allowance was established against its deferred tax asset, with the allowance totaling $325.0 million as of June 30, 2010, compared with $269.0 million as of December 31, 2009. Sterling’s deferred tax asset includes approximately $222 million of net operating loss carryforwards as of June 30, 2010.

Results of Operations

Overview. Sterling reported a net loss attributable to common shareholders during the three months ended June 30, 2010 of $58.2 million, or $1.12 per common share, as compared with $33.9 million, or $0.65 per common share, for the three months ended June 30, 2009, with the decline primarily resulting from not recognizing an income tax benefit during the period, as well as a lower level of net interest income, partially offset by gains on the sale of securities, a lower level of credit loss provisioning and lower noninterest expenses. The net loss attributable to common shareholders during the six months ended June 30, 2010 was $147.0 million, or $2.83 per common share, as compared with $58.7 million, or $1.13 per common share, for the six months ended June 30, 2009. The decline is primarily the result of not recognizing an income tax benefit during 2010 and a lower level of net interest income. Also contributing to the decline in operating results for the six month comparative periods was a higher level of credit loss provisioning and higher noninterest expenses from increased FDIC insurance premiums and higher credit resolution costs during 2010.

Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the past year, Sterling has been reducing the leverage in its balance sheet by reducing its higher risk assets and its wholesale funding, including brokered deposits. The following table sets forth, on a tax equivalent basis, information with regard to Sterling’s net interest income, net interest spread and net interest margin:

	Three Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Amount	Average Rate	Average Balance	Amount	Average Rate
	(Dollars in thousands)
ASSETS:
Loans:
Mortgage	$4,422,646	$49,048	4.45%	$5,464,596	$70,951	5.21%
Commercial and consumer	3,042,025	44,981	5.93%	3,766,628	53,124	5.66%

Total loans (1)	7,464,671	94,029	5.05%	9,231,224	124,075	5.39%
MBS	1,699,662	18,616	4.39%	2,363,603	27,578	4.68%
Investments and cash (2)	1,196,083	3,815	1.28%	814,425	3,981	1.96%

Total interest-earning assets	10,360,416	116,460	4.51%	12,409,252	155,634	5.03%

Noninterest-earning assets (3)	(143,420)			450,620

Total average assets	$10,216,996			$12,859,872

LIABILITIES and EQUITY:
Deposits:
Transaction	$1,826,959	496	0.11%	$1,991,833	887	0.18%
Savings	1,627,954	2,934	0.72%	1,734,687	3,754	0.87%
Time deposits	3,910,900	21,633	2.22%	4,857,696	39,967	3.30%

Total deposits	7,365,813	25,063	1.36%	8,584,216	44,608	2.08%
Borrowings	2,515,958	17,051	2.72%	3,042,457	22,292	2.94%

Total interest-bearing liabilities	9,881,771	42,114	1.71%	11,626,673	66,900	2.31%

Noninterest-bearing liabilities	120,464			120,839

Total average liabilities	10,002,235			11,747,512
Total average equity	214,761			1,112,360

Total average liabilities and equity	$10,216,996			$12,859,872

Tax equivalent net interest income and spread (4)		$74,346	2.80%		$88,734	2.72%

Tax equivalent net interest margin (4)			2.88%			2.87%

(1)	Includes gross nonaccrual loans.
(2)	Does not include market value adjustments on available for sale securities that are included in accumulated other comprehensive income.
(3)	Includes confirmed losses on nonaccrual loans and the allowance for credit losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

	Six Months Ended
	June 30, 2010			June 30, 2009
	Average Balance	Amount	Average Rate	Average Balance	Amount	Average Rate
	(Dollars in thousands)
ASSETS:
Loans:
Mortgage	$4,564,131	$98,926	4.37%	$5,499,120	$143,026	5.24%
Commercial and consumer	3,163,018	92,222	5.88%	3,776,824	108,103	5.77%

Total loans (1)	7,727,149	191,148	4.99%	9,275,944	251,129	5.46%
MBS	1,745,152	38,442	4.44%	2,374,411	57,458	4.88%
Investments and cash (2)	1,113,482	7,697	1.39%	623,691	8,348	2.70%

Total interest-earning assets	10,585,783	237,287	4.52%	12,274,046	316,935	5.20%

Noninterest-earning assets (3)	(144,494)			540,077

Total average assets	$10,441,289			$12,814,123

LIABILITIES and EQUITY:
Deposits:
Transaction	$1,929,208	1,359	0.14%	$1,735,527	1,180	0.14%
Savings	1,592,656	5,883	0.74%	1,843,957	9,309	1.02%
Time deposits	3,990,990	45,272	2.29%	4,889,949	82,433	3.40%

Total deposits	7,512,854	52,514	1.41%	8,469,433	92,922	2.21%
Borrowings	2,539,784	34,202	2.72%	3,062,455	45,762	3.01%

Total interest-bearing liabilities	10,052,638	86,716	1.74%	11,531,888	138,684	2.43%

Noninterest-bearing liabilities	134,786			156,840

Total average liabilities	10,187,424			11,688,728
Total average equity	253,865			1,125,395

Total average liabilities and equity	$10,441,289			$12,814,123

Tax equivalent net interest income and spread (4)		$150,571	2.78%		$178,251	2.77%

Tax equivalent net interest margin (4)			2.87%			2.93%

(1)	Includes gross nonaccrual loans.
(2)	Does not include market value adjustments on available for sale securities that are included in accumulated other comprehensive income.
(3)	Includes confirmed losses on nonaccrual loans and the allowance for credit losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Net interest income and net interest margin have been negatively affected by the increase in nonperforming assets, and a change in the mix of interest earnings assets. When loans reach nonperforming status, the reversal and cessation of accruing interest has an immediate negative impact on net interest margin. During the three months ended June 30, 2010, the reversal of interest income on non-performing loans reduced the margin by 80 basis points compared to a reduction of 41 basis points during the same period in 2009, and a reduction of 84 basis points for the six months ended June 30, 2010 compared with a reduction of 37 basis points during the same period in 2009. The effect of nonaccrual interest and the change in the mix of interest earning assets on Sterling’s net interest margin has been partially offset by a decline in funding costs.

Provision for Credit Losses. Management’s policy is to establish valuation allowances for estimated losses by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors, including historical loss trends, trends in classified assets, trends in delinquent and non-accrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit evaluation, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for credit losses of $70.8 million and $159.3 million for the three and six months ended June 30, 2010, respectively. This compares to a provision for credit losses of $79.7 million and $145.6 million for the three and six months ended June 30, 2009, respectively. The level of the provision relates to the change in the level of classified loans, particularly in the construction, commercial real estate and commercial banking portfolios, and loss rates as determined by appraisal values. Sterling evaluates classified loans for impairment and charges-off losses when identified. As of June 30, 2010, Sterling had written down 58% of its classified loans to fair value, compared to 39% as of June 30, 2009. The following table summarizes the allowance for credit losses for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Allowance - loans, January 1	$343,443	$208,365
Provision	159,791	145,609
Charge-offs	(252,700)	(145,450)
Recoveries	14,316	5,225
Transfers	0	9,960

Allowance - loans, June 30	264,850	223,709

Allowance - unfunded commitments, January 1	11,967	21,334
Provision	(454)	0
Charge-offs	(562)	0
Transfers	0	(9,960)

Allowance - unfunded commitments, June 30	10,951	11,374

Total credit allowance	$275,801	$235,083

At June 30, 2010, 51% of classified loans are related to construction, with the decline during the second quarter of 2010 a result of asset resolution activities, including note sales. The following table presents classified assets by type, and also by market for Sterling’s classified construction assets:

	June 30, 2010		December 31, 2009		June 30, 2009
	(Dollars in thousands)
Residential construction
Puget Sound	$124,933	10%	$197,227	13%	$159,260	14%
Portland, OR	75,788	6%	121,352	8%	148,157	13%
Bend, OR	11,061	1%	25,996	2%	29,855	3%
Northern California	23,308	2%	17,148	1%	1,646	0%
Vancouver, WA	14,521	1%	22,509	1%	24,281	2%
Boise, ID	9,804	1%	21,924	1%	26,224	2%
Southern California	6,580	1%	9,920	1%	55,846	5%
Utah	2,877	0%	4,752	0%	5,957	1%
Other	30,335	2%	66,961	4%	70,758	6%

Total residential construction	299,207	24%	487,789	31%	521,984	46%

Commercial construction
Southern California	56,396	5%	109,793	7%	12,977	1%
Puget Sound	51,989	4%	53,440	3%	32,654	3%
Northern California	30,813	2%	47,644	3%	50,379	4%
Other	100,036	8%	126,503	8%	77,598	7%

Total commercial construction	239,234	19%	337,380	21%	173,608	15%

Multi-Family construction
Puget Sound	60,680	5%	75,420	5%	34,959	3%
Portland, OR	12,544	1%	19,032	1%	9,014	1%
Other	26,406	2%	30,256	2%	38,611	3%

Total multi-family construction	99,630	8%	124,708	8%	82,584	7%

Total construction	638,071	51%	949,877	60%	778,176	68%

Commercial banking	252,719	20%	269,521	17%	192,207	17%
Commercial real estate	164,982	13%	154,859	10%	62,184	6%
Residential real estate	131,533	11%	128,561	8%	62,785	6%
Multi-family real estate	43,878	4%	44,258	3%	22,290	2%
Consumer	20,178	1%	11,996	2%	7,908	1%

Total classified loans	1,251,361	100%	1,559,072	100%	1,125,550	100%

OREO	149,302		91,478		89,721

Total classified assets (1)	$1,400,663		$1,650,550		$1,215,271

(1)	Net of cumulative confirmed losses on loans and OREO of $592.8 million for June 30, 2010, $579.7 million for December 31, 2009, and $282.1 million for June 30, 2009.

The 15% decrease in classified assets since December 31, 2009 included a 33% decline in classified construction assets. The following table provides information regarding the classified assets of the top 30 borrowing relationships as of June 30, 2010, which together constituted 27% of all classified assets at period end:

Description	Location	June 30, 2010
		(Dollars in thousands)
Commercial Construction: 3 loans	Puget Sound, WA & Other WA	$30,805
Commercial Construction & Real Estate: 5 loans	Other WA & Other OR	29,125
Commercial & Residential Construction: 2 loans	Puget Sound, WA & Other ID	21,796
Commercial Construction: 3 loans	Southern CA	21,352
Commercial Construction: 1 loan	Puget Sound, WA	17,921
Residential Construction: 10 loans	Puget Sound, WA, Portland, OR, Northern CA, UT	17,569
Commercial Construction & Commercial: 3 loans	Puget Sound, WA & Other OR	14,576
Commercial Construction & Real Estate: 4 loans	Puget Sound, WA	14,473
Multifamily: 3 loans	Puget Sound, WA	12,087
Commercial & Residential Construction: 6 loans	Other WA & Other OR	12,074
Commercial Construction: 2 loans	Other OR	11,870
Residential Construction & Commercial Real Estate: 5 loans	Portland, OR	11,784
Commercial & Residential Construction: 7 loans	Portland, OR	11,557
Multifamily: 1 loan	Portland, OR	11,497
Residential Construction: 3 loans	Puget Sound, WA	11,380
Commercial Construction: 2 loans	Arizona	11,108
Commercial Real Estate: 1 loan	Puget Sound, WA	10,255
Commercial: 1 loan	Arizona	9,791
Residential Construction: 1 loan	Puget Sound, WA	9,576
Commercial Construction: 1 loan	Northern CA	9,375
Commercial Construction: 1 loan	Southern CA	8,978
Commercial: 2 loans	Puget Sound, WA & Other WA	8,940
Residential Construction: 17 loans	Puget Sound, WA	8,638
Residential Construction: 15 loans	Puget Sound, WA	8,566
Residential Construction: 105 loans	Portland, OR	8,391
Multifamily: 2 loans	Northern CA	8,354
Residential Construction & Commercial Real Estate: 13 loans	Portland, OR, Southern CA, Other OR	8,282
Commercial Construction: 1 loan	Arizona	7,983
Residential Construction: 2 loans	Portland, OR & Other OR	7,819
Commercial Construction: 1 loan	Arizona	7,692

Total - Classified Assets of top 30 borrowing relationships		$383,614

Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	760,136	824,652	592,450
Restructured loans	123,999	71,279	105,283

Total nonperforming loans	884,135	895,931	697,733
OREO	149,302	91,478	89,721

Total nonperforming assets	1,033,437	987,409	787,454
Specific reserves:
Loans	(18,060)	(27,129)	(14)
OREO	(14,068)	(8,205)	(24,540)

Total specific reserves	(32,128)	(35,334)	(24,554)

Net nonperforming assets	$1,001,309	$952,075	$762,900

Nonperforming loans before charge-offs, gross	$1,187,072	$1,202,660	$665,435
Charge-offs on nonperforming loans	(462,885)	(500,183)	(224,680)

Nonperforming loans carried at fair value	724,187	702,477	440,755
Nonperforming loans with no charge-offs (1)	159,948	193,454	256,978

Total nonperforming loans	$884,135	$895,931	$697,733

Nonperforming assets to total assets	10.61%	9.08%	6.35%
Nonperforming loans to loans	13.80%	11.65%	8.05%
Nonperforming loans carried at fair value to total nonperforming loans	81.9%	78.4%	63.2%
Charge-offs to gross nonperforming loans	39.0%	41.6%	33.8%
Charge-offs plus specific loan reserves to gross nonperforming loans	40.5%	43.8%	33.8%
Loan loss allowance to nonperforming loans	30.0%	38.3%	32.1%
Loan loss allowance to nonperforming loans excluding loans carried at fair value (2)	154.3%	163.5%	87.0%

(1)	Charge-offs have not been recorded on these nonperforming loans, as the value of the underlying collateral exceeds the carrying value of the loans.
(2)	Excludes the specific loan loss reserve.

As of June 30, 2010, Sterling has recognized confirmed losses totaling $462.9 million on collateral dependent nonperforming loans held in its portfolio. As a result of these confirmed losses, Sterling has written down the carrying value of these loans to the appraisal value of their underlying collateral. After taking into account confirmed losses and specific reserves held against these loans, Sterling carried them at 59.5% of the outstanding principal balance as of June 30, 2010. The loan loss coverage ratio, excluding these loans for which the full loss to date has been charged off, was 154.3% of nonperforming loans at June 30, 2010. Further declines in real estate appraisal values could result in additional losses on these loans. The following table presents nonperforming assets by type, and also by market for Sterling’s nonperforming construction assets:

	June 30, 2010		December 31, 2009		June 30, 2009
	(Dollars in thousands)
Residential construction
Puget Sound	$130,557	13%	$154,369	16%	$129,248	16%
Portland, OR	84,222	8%	114,628	12%	121,037	15%
Bend, OR	14,058	1%	29,344	3%	29,474	4%
Northern California	22,701	2%	20,535	2%	2,644	0%
Vancouver, WA	14,995	1%	23,332	2%	20,447	3%
Boise, ID	10,746	1%	21,659	2%	27,270	4%
Southern California	6,761	1%	8,893	1%	42,960	6%
Utah	1,464	0%	4,451	0%	20,230	3%
Other	39,835	4%	62,267	6%	73,940	9%

Total residential construction	325,339	31%	439,478	44%	467,250	60%
Commercial construction
Southern California	38,094	4%	38,003	4%	20,613	3%
Puget Sound	47,682	5%	22,045	2%	25,981	3%
Northern California	30,234	3%	47,044	5%	50,379	6%
Other	101,640	10%	60,775	6%	3,374	0%

Total commercial construction	217,650	22%	167,867	17%	100,347	12%
Multi-Family construction
Puget Sound	53,748	5%	27,195	3%	2,715	0%
Portland, OR	11,497	1%	15,497	2%	0	0%
Other	32,042	3%	32,639	3%	24,658	3%

Total multi-family construction	97,287	9%	75,331	8%	27,373	3%

Total construction	640,276	62%	682,676	69%	594,970	75%

Commercial banking	150,405	15%	136,464	14%	86,117	11%
Residential real estate	117,543	11%	71,642	7%	61,761	8%
Commercial real estate	87,726	8%	69,540	7%	26,947	3%
Multi-family real estate	27,447	3%	20,478	2%	10,898	2%
Consumer	10,040	1%	6,609	1%	6,761	1%

Total nonperforming assets	1,033,437	100%	987,409	100%	787,454	100%

Specific reserves	(32,128)		(35,334)		(24,554)

Net nonperforming assets (1)	$1,001,309		$952,075		$762,900

(1)	Net of cumulative confirmed losses on loans and OREO of $592.8 million for June 30, 2010, $579.7 million for December 31, 2009, and $282.1 million for June 30, 2009.

During the first six months of 2010, total nonperforming construction assets declined, including a decline of 26% in residential construction nonperforming assets. This reflects in part Sterling’s disposal activities through note sales and short sales. Increases in commercial construction nonperforming assets in the Puget Sound region during 2010 were primarily the result of two relationships totaling an aggregate of approximately $25 million of nonperforming assets. The increase in multi-family construction nonperforming assets also was from two relationships which also totaled an aggregate of approximately $25 million of nonperforming assets. The increase in nonperforming commercial real estate since December 31, 2009 included three relationships totaling approximately $17 million of nonperforming assets. The increase in nonperforming residential real estate during 2010 was predominantly non-owner occupied.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fees and service charges	$14,233	$14,878	$27,268	$28,718
Mortgage banking operations	11,713	13,732	22,945	27,040
Loan servicing fees	(408)	1,022	738	555
BOLI	1,560	2,000	3,855	3,406
Gains on sales of securities	15,349	992	17,260	11,557
Other	(1,219)	(932)	(5,541)	(2,958)

Total	$41,228	$31,692	$66,525	$68,318

The increase in the gain on sales of investments for the three and six months periods ended June 30, 2010 compared to the same periods in 2009 was due to Sterling selling $458.1 million of securities during the second quarter of 2010. The securities were sold to reposition the securities portfolio by reinvesting the proceeds in securities with a shorter duration.

The decline in mortgage banking operations income for the six months ended June 30, 2010 compared to the same period in 2009 was due to a lower level of refinancing activity during 2010. However, the decline in originations was partially offset by an increase in the margin on residential loan sales, as margin for the six months ended June 30, 2010 expanded to 2.14% from 1.49% during the 2009 comparative period.

Other noninterest income for the six months ended 2010 includes $4.9 million of losses on the sale of loans, of which $3.7 million occurred during the first quarter of 2010 primarily due to the sale of $218.5 million of consumer indirect auto loans. Other noninterest income for the six months ended 2009 includes a $1.1 million loss resulting from the failure of a Washington state public depository bank. The increase in bank owned life insurance (“BOLI”) for the six months ended June 30, 2010 was due to $699,000 of gain in excess of cash surrender value on the proceeds of four policies received during the first quarter of 2009. The change in loan servicing income is due to fluctuations in the value of mortgage servicing rights.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Originations of residential mortgage loans	$622,144	$946,468	$1,053,201	$1,657,032
Originations of commercial real estate loans	5,237	63,500	37,327	82,668
Sales of residential mortgage loans - delivered	660,310	814,156	1,146,915	1,416,055
Sales of commercial real estate loans	57,917	18,534	61,781	18,534
Principal balances of residential loans serviced for others	1,331,086	753,014	1,331,086	753,014
Principal balances of commercial real estate loans serviced for others	1,511,037	1,663,054	1,511,037	1,663,054

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended June,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Employee compensation and benefits	$41,350	$42,927	$81,798	$83,115
Insurance	10,191	12,087	22,876	16,377
OREO operations	17,206	20,185	28,129	26,290
Occupancy and equipment	9,281	10,111	18,757	20,104
Legal and accounting	2,511	3,058	8,634	5,828
Data processing	5,359	5,176	10,464	10,330
Depreciation	3,372	3,507	6,940	7,051
Advertising	3,329	3,099	5,824	5,854
Amortization of core deposit intangibles	1,224	1,224	2,449	2,449
Travel and entertainment	1,027	1,439	1,832	2,654
Other	2,465	2,336	5,589	5,085

Total	$97,315	$105,149	$193,292	$185,137

Changes in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and expenses related to increased credit resolution costs and OREO operations have been the main causes of the fluctuation in non-interest expenses over the periods presented. Expenses during the six month comparative periods were also affected in 2010 by the costs associated with Sterling’s recapitalization efforts.

Income Tax Provision. Sterling did not record a federal and state income tax benefit for the three and six months ended June 30, 2010, and did record a benefit of $36.0 million and $36.5 million for the comparative 2009 periods. During 2010, a full valuation allowance was recorded against the periods’ tax benefits.

Financial Position

Assets. At June 30, 2010, Sterling’s assets were $9.74 billion, down $1.14 billion from $10.88 billion at December 31, 2009, with decreases in the loan and securities portfolios partially offset by an increase in cash balances reflecting an increase in on-balance sheet liquidity.

Investment Securities and MBS. Sterling’s investment and MBS portfolio at June 30, 2010 was $1.96 billion, a decrease of $222.1 million from the December 31, 2009 balance of $2.18 billion, due to principal repayments, maturities and sales. On June 30, 2010, the investment and MBS portfolio had an unrealized gain of $50.2 million versus $25.8 million at December 31, 2009. Sterling repositioned the portfolio by reinvesting the proceeds from securities sales during the first half of 2010 in securities with a shorter duration.

Loans Receivable. At June 30, 2010, net loans receivable were $6.14 billion, compared to $7.34 billion at December 31, 2009. The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$778,196	12.1	$839,170	10.9
Multifamily real estate	460,393	7.2	517,408	6.7
Commercial real estate	1,367,122	21.3	1,403,560	18.2
Construction:
Residential	380,677	5.9	720,964	9.4
Multifamily	158,704	2.5	233,501	3.0
Commercial	419,444	6.6	561,643	7.3

Total Construction	958,825	15.0	1,516,108	19.7
Consumer - direct	745,815	11.6	792,957	10.3
Consumer - indirect	81,308	1.3	323,565	4.2
Commercial banking	2,018,871	31.5	2,301,944	29.9

Gross loans receivable	6,410,530	100%	7,694,712	100%

Net deferred origination fees	(4,767)		(7,070)
Allowance for losses on loans	(264,850)		(343,443)

Loans receivable, net	$6,140,913		$7,344,199

The contraction in Sterling’s loan portfolio reflects charge-offs, loan repayments and sales, a lessening of demand for credit, and capital management. During the six months ended June 30, 2010, construction loans declined by 37 percent, as Sterling continued to reduce its exposure to these types of loans. The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2010	December 31, 2009	June 30, 2009	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Residential real estate	$622,144	$684,627	$946,468	$1,053,201	$1,657,032
Multifamily real estate	977	3,280	29,861	1,727	66,635
Commercial real estate	5,237	41,527	63,500	37,327	82,668
Construction:
Residential	5,671	8,862	11,403	9,262	18,647
Multifamily	0	0	0	0	0
Commercial	0	1,435	5,948	500	16,983

Total construction	5,671	10,297	17,351	9,762	35,630
Consumer - direct	16,425	29,298	63,133	36,989	111,680
Consumer - indirect	4,400	8,788	35,852	12,123	66,605
Commercial banking	25,352	67,008	86,816	71,280	193,253

Total loans originated	$680,206	$844,825	$1,242,981	$1,222,409	$2,213,503

While mortgage refinancing has slowed versus 2009, originations of residential real estate mortgage loans primarily sold in the secondary markets totaled $1.05 billion during the first half of 2010. This and Sterling’s other loan production results reflect Sterling’s lending initiatives to support and restore economic growth and development in the communities it serves. Sterling’s lending initiatives focus on funding affordable housing, consumer loans, small business loans and financing programs to support business growth.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$770,367	10.6	$1,014,032	13.0
Noninterest-bearing checking	980,039	13.5	1,001,771	12.9
Savings and money market demand accounts	1,627,336	22.5	1,577,900	20.3
Time deposits - brokered	460,731	6.4	1,079,997	13.9
Time deposits - retail	3,402,296	47.0	3,101,490	39.9

Total deposits	$7,240,769	100.0	$7,775,190	100.0

Annualized cost of deposits		1.36%		1.76%

Growth in retail time deposits and the reduction in total assets has offset the runoff in brokered deposits. Changes in the mix of deposits contributed to the decline in average deposit funding costs by 40 basis points during 2010. As a result of the SSB Consent Agreement, Sterling Savings Bank is currently precluded from accepting additional brokered deposits, or renewing existing brokered deposits. Regular payments on loans and MBS, as well as increases in retail deposits and sales of MBS and other investment securities, currently provide Sterling with sufficient liquidity to meet its payment obligations on the brokered deposits as they mature. The shift in the deposit mix also reflects Sterling’s ability to increase its customer base and the ongoing success of its strategy to grow and strengthen relationships with customers and the communities it serves. During the six months ended June 30, 2010, the total number of transaction accounts increased 3% on an annualized basis.

Sterling’s top 20 depositor relationships totaled $577.9 million and $696.7 million as of June 30, 2010 and December 31, 2009, respectively. Sterling’s largest depositor relationships are typically state, county and city governments and local school districts.

The current FDIC Transaction Account Guarantee (“TAG”) program continues to the end of 2010. Under the program, noninterest-bearing transaction accounts and qualified NOW checking accounts are fully guaranteed by the FDIC for an unlimited amount of coverage. Effective on December 31, 2010, and continuing through December 31, 2012, the recently adopted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides unlimited FDIC insurance for noninterest-bearing transaction accounts in all banks. The new, two-year program is intended to provide continuous coverage when the current TAG program ends, though some accounts currently covered under the TAG program, such as NOW checking accounts, will not benefit from the coverage extension.

The Dodd-Frank Act also raises the standard maximum deposit insurance amount to $250,000 per depositor, per insured depository institution for each account ownership category. The change makes permanent the coverage limit increase from $100,000 to $250,000 that had been in effect since October 2008.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements and other borrowings to fund assets and meet deposit withdrawal requirements. During the six months ended June 30, 2010, these borrowings decreased $488.2 million, consistent with Sterling’s strategy of reducing total assets to manage its capital position.

Asset and Liability Management

The results of operations for financial institutions have been and may continue to be materially and adversely affected by changes in prevailing economic conditions, including changes in interest rates, declines in real estate market values and the monetary and fiscal policies of the federal government. The mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities, and the changes in each of these attributes under different interest rate scenarios result in interest-rate risk.

Sterling, like most financial institutions, has material interest-rate risk exposure to changes in both short-term and long-term interest rates as well as variable interest rate indices. Sterling’s results of operations are largely dependent upon its net interest income and its ability to manage its interest rate risk.

The Asset/Liability Committees (“ALCO”) manage Sterling’s subsidiary banks’ interest-rate risk based on interest rate expectations and other factors within policies and practices approved by their respective Boards of Directors. The principal objective of the asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity (“EVE”) simulation.

The difference between a financial institution’s interest rate sensitive assets and interest rate sensitive liabilities is referred to as the “interest rate sensitivity gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. As of June 30, 2010, Sterling was “asset sensitive,” under the “most likely” interest rate scenario. The “most likely” interest rate scenario is an interest rate forecast provided by IHS Global Insight predicting likely future interest rate behavior based on their assessment of current economic conditions, patterns and projections. The most likely interest rate scenario applied in Sterling’s gap analysis forecasts the prime interest rate staying flat through year one and rising 200 basis points after two years. This interest rate scenario results in the Treasury yield curve steepening slightly during year one, then flattening in year two from a larger increase on the short end of the curve.

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Results can differ from the most likely rate scenario due to the amount and timing of interest rate movements, which can impact the rate of prepayments, as well as other variables in the model. The analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of June 30, 2010 and December 31, 2009 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	June 30, 2010	December 31, 2009
	% Change in Net Interest Income	% Change in Net Interest Income
+200	(1.0)	(5.1)
+100	1.0	(0.3)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up and down. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at June 30, 2010 and December 31, 2009 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	At June 30, 2010	At December 31, 2009
	% Change in EVE	% Change in EVE
+200	22.5	(16.5)
+100	25.7	(0.1)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

As of June 30, 2010, Sterling has customer-related interest rate swap derivatives outstanding. For a description, see “– Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” As of June 30, 2010, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including non-customer related interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Liquidity and Capital Resources

Sterling’s primary sources of funds are: retail, public and brokered deposits; borrowings from commercial banks, the FHLB, and the Federal Reserve; the collection of principal and interest primarily from loans, as well as from mortgage backed securities; and the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities. Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary from time to time, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory sanctions. Pursuant to the SSB Consent Agreement, Sterling Savings Bank must comply with limitations on the interest rate it may pay on deposits and cannot accept or renew brokered deposits. The restriction from accepting additional brokered deposits, or renewing existing brokered deposits has not had a material adverse effect on Sterling’s liquidity. Public deposits from states, municipalities, and other public entities are generally obtained by competitive rate offerings and bidding among qualifying financial institutions. Certain states require collateralization for substantially all uninsured public deposits.

The total value of Sterling’s cash and cash equivalents and securities was $2.78 billion at June 30, 2010, compared with $2.75 billion at December 31, 2009. Unpledged portions of Sterling’s cash and cash equivalents and securities, available borrowing capacity from the FHLB and the Federal Reserve, as well as loans held for sale, totaled $2.04 billion of available liquidity as of June 30, 2010, compared to $2.69 billion of available liquidity as of December 31, 2009.

Sterling Savings Bank’s credit line with FHLB of Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements, represented a total borrowing capacity of $1.69 billion and $2.43 billion, of which $627 million and $967.5 million was available, respectively. Sterling Savings Bank transitioned from a blanket pledge collateral agreement with the FHLB of Seattle to a custodial agreement on June 30, 2010. Sterling’s future borrowings from the FHLB of Seattle currently are limited to overnight cash management advances (“CMA”), or short term advances with maturities of 90 days or less. Sterling Savings Bank has the ability to increase or decrease the CMA borrowings on a daily basis.

At June 30, 2010 and December 31, 2009, Sterling had $1.02 billion and $1.03 billion, respectively, in outstanding borrowings under reverse repurchase agreements. Sterling had unpledged securities available for additional secured borrowings of approximately $378 million and $682 million as of June 30, 2010 and December 31, 2009, respectively. Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. The terms of certain of Sterling’s borrowings and reverse repurchase agreements that Sterling has entered into, impose various requirements on Sterling, including the requirement to remain well capitalized. As a result of the SSB Consent Agreement and being undercapitalized, Sterling could be required to repay, prior to their maturity, up to $1.00 billion of reverse repurchase agreements. As of June 30, 2010, if these borrowings had been terminated early, the settlement costs would have been approximately $100 million. The market value of the collateral securing these borrowings was $1.22 billion as of June 30, 2010. This collateral, if sold, may result in securities gains that could mitigate the settlement costs. Should these actions occur, Sterling’s interest costs would be reduced and these actions may improve its Tier 1 leverage capital ratio in the future, although there can be no assurance that these improvements will occur.

Through the Federal Reserve’s 12th District Bank, Sterling Savings Bank participates in the Borrower in Custody Program which allows Sterling Savings Bank to borrow against certain pledged loans on an overnight basis. Following receipt of the SSB Consent Agreement, Sterling may be required to provide a higher level of collateral for any funds that Sterling borrows from the Federal Reserve or its other funding sources. Any additional collateral requirements or limitations on Sterling’s ability to access additional funding sources are expected to have a negative impact on Sterling’s liquidity. As of June 30, 2010 and December 31, 2009, these discount window borrowings totaled $0 and $16.7 million, respectively.

Sterling, on a parent company-only basis, had cash of approximately $13.2 million and $24.3 million at June 30, 2010 and December 31, 2009, respectively. Sterling received cash dividends from Sterling Savings Bank of $0 and $9.7 million during the six months ended June 30, 2010 and 2009, respectively. Sterling Savings Bank’s ability to pay dividends is generally limited by its earnings, financial condition, capital requirements, and applicable regulatory requirements. During 2009, Sterling Savings Bank suspended the payment of dividends to Sterling. As a result of the SSB Consent Agreement, Sterling Savings Bank continues to be restricted from paying dividends to Sterling.

The availability and cost of capital is partially dependent on Sterling’s credit ratings. During the first quarter of 2010, Fitch Ratings (“Fitch”) downgraded Sterling’s long term issues default rating to C from CCC citing concerns over Sterling’s ability to raise capital. The SSB Consent Agreement requires Sterling to raise at least $300 million of capital and thereafter maintain a Tier 1 leverage ratio of not less than 10% by December 15, 2009. As part of the company’s recapitalization efforts, Sterling entered into the THL and Warburg Agreements, and the Treasury Exchange Agreement. The THL and Warburg Transactions and the Treasury Exchange Transaction are conditioned upon each other and on other closing conditions, including Sterling raising a total of at least $720 million (inclusive of the THL and Warburg Transactions), which we expect to enable Sterling to meet all of its regulatory capital requirements (collectively, the “Recapitalization Transactions”). Successful completion of the Recapitalization Transactions is expected to return Sterling to well capitalized status, but there can be no assurance that Sterling will be successful in this regard. See “– Recent Developments” and “– Risk Factors.”

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

The reserve for unfunded commitments as of June 30, 2010 was $11.0 million, and as of December 31, 2009 was $12.0 million. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of June 30, 2010, Sterling had $149.1 million of interest rate lock commitments, $55.2 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $273.2 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $106.2 million as of June 30, 2010. As of December 31, 2009, Sterling had $110.0 million of interest rate lock commitments, $119.7 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $234.0 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $29.5 million as of December 31, 2009. As of June 30, 2010 and December 31, 2009, Sterling had entered into best efforts forward commitments to sell $33.4 million and $51.6 million of mortgage loans, respectively.

In the normal course of business, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various counterparties (“broker-dealers” or “dealers”). The counterparty swap agreements include certain representations, warranties and covenants, which include terms that allow for an early termination in the event of default. Failure to maintain a well capitalized position is one event that may be considered a default, and counterparties to the swap agreements could require an early termination settlement or an increase in the collateral to secure derivative instruments that are in net liability positions to Sterling. The “early termination provision” of the swap agreements could result in Sterling reimbursing the counterparty and recording a charge equal to the current market value of the swap agreement if terminated. During the six months ended June 30, 2010, no additional counterparties declared an early termination event. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position on June 30, 2010 was $5.0 million for which Sterling had already posted collateral with a market value of $6.0 million. Both customer and dealer related interest rate derivatives are carried at fair value by Sterling.

Capital

Sterling’s total shareholders’ equity was $193.1 million at June 30, 2010, compared with $323.2 million at December 31, 2009, with the decrease reflecting the net loss available to common shareholders, partially offset by a gain on the available for sale securities portfolio. Shareholders’ equity was 1.98% of total assets at June 30, 2010, compared with 2.97% at December 31, 2009. At June 30, 2010, Sterling had a net unrealized gain of $50.2 million on investment securities and MBS classified as available for sale, as compared to a net unrealized gain of $25.8 million as of December 31, 2009.

Sterling has outstanding various series of Trust Preferred Securities issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and qualify as Tier 1 capital, subject to certain limitations. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and continued to defer these payments through June 30, 2010. As of June 30, 2010 and December 31, 2009, the accumulated deferred interest that was accrued on these securities was $6.4 million and $3.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated notes for up to 20 consecutive quarterly periods without triggering an event of default. In February 2010, Sterling commenced cash offers to redeem its trust preferred borrowings at $0.20 of par. These offers to repurchase expired unfilled.

Sterling, Sterling Savings Bank and Golf Savings Bank are required by applicable regulations to maintain certain minimum capital levels. At June 30, 2010, Sterling was not “adequately capitalized.” Under the terms of the SSB Consent Agreement and the Reserve Bank Agreement, Sterling has agreed to, among other things, raise capital and maintain a Tier 1 leverage ratio of not less than 10%. For a discussion regarding the company’s recapitalization efforts, see “- Recent Developments.” The following table sets forth the respective capital positions for Sterling, Sterling Savings Bank and Golf Savings Bank as of June 30, 2010:

	Adequately Capitalized		Well- Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage (to average assets)
Sterling	$410,740	4.0%	$513,424	5.0%	$202,316	2.0%
Sterling Savings Bank	387,919	4.0%	484,898	5.0%	329,961	3.4%
Golf Savings Bank	22,160	4.0%	27,700	5.0%	61,948	11.2%
Tier 1 (to risk-weighted assets)
Sterling	271,032	4.0%	406,548	6.0%	202,316	3.0%
Sterling Savings Bank	257,812	4.0%	386,718	6.0%	329,961	5.1%
Golf Savings Bank	12,739	4.0%	19,109	6.0%	61,948	19.5%
Total (to risk-weighted assets)
Sterling	542,065	8.0%	677,581	10.0%	390,531	5.8%
Sterling Savings Bank	515,623	8.0%	644,529	10.0%	415,831	6.5%
Golf Savings Bank	25,479	8.0%	31,848	10.0%	65,987	20.7%

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets.” This standard removes the concept of qualifying special-purpose entities as an accounting criteria that had provided an exception to consolidation, provided additional guidance on requirements for consolidation, and is an update to codification topic 860. This guidance became effective for Sterling on January 1, 2010, and did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” This guidance is related to implementation of fair value measurement disclosures. This update to the codification topic 820 specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for Sterling on March 31, 2010, and did not have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” that standardizes accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and was an update to codification topic 855. As a public reporting company, Sterling is required to evaluate subsequent events through the date its financial statements are issued. The adoption of these rules did not have a material impact on Sterling’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” This update addresses modifications of loans that are accounted for within a pool by specifying that a troubled debt restructuring would not result in the removal of those loans from the pool for impairment analysis purposes. This guidance will be effective for Sterling as of September 30, 2010. Sterling does not currently have any loans for which this guidance would be applicable.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011.

Regulation and Compliance

In addition to the Reserve Bank Agreement and the SSB Consent Agreement entered into during the fourth quarter of 2009, Sterling, as a bank holding company, is subject to ongoing comprehensive examination and regulation by the Federal Reserve, and Sterling Savings Bank, as a Washington State-chartered bank, is subject to ongoing comprehensive regulation and examination by the Washington Department of Financial Institutions and the FDIC. Sterling Savings Bank is further subject to standard Federal Reserve regulations related to deposit reserves and certain other matters.

In July 2010, Congress enacted the Dodd-Frank Act, in part, to change the way banking operations are regulated. Some of these major changes are not yet finalized, as the Act has merely authorized various regulatory bodies with the ability to develop new regulations and it cannot yet be determined what the new regulations will be. It is anticipated, however, that some of these new regulations may take effect as early as 2010 and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputation risk.

Certain regulations under consideration could result in us becoming subject to stricter capital requirements and leverage limits and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer directed financial products or services including an impact on mortgage modifications and foreclosures.

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

Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling’s control. These include but are not limited to:

•	our ability to successfully implement our recapitalization strategy;

•	our ability to maintain adequate liquidity;

•	our viability as a going concern;

•	our ability to comply with the Reserve Bank Agreement and the SSB Consent Agreement;

•	our ability to attract and retain deposits and loans;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	market interest rate volatility;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to comply with the requirements of regulatory orders issued to us and/or our banking subsidiaries;

•	our ability to recruit and retain key management and staff;

•	risks associated with merger and acquisition integration;

•	continued decline in Sterling’s market value;

•	our ability to incur debt on reasonable terms;

•	regulatory limits on our subsidiary bank’s ability to pay dividends to Sterling;

•	effectiveness of legislative and regulatory reform of the financial sector;

•	future legislative or administrative changes to the TARP Capital Purchase Program; and

•

the impact of EESA, ARRA and the Dodd-Frank Act, and related rules and regulations on Sterling’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect Sterling’s ability to retain and recruit executives in competition with other firms who do not operate under those restrictions.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

Item 1 Legal Proceedings

Securities Class Action Litigation

On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The Court appointed a lead plaintiff on March 8, 2010. On June 18, 2010, lead plaintiff filed a consolidated complaint. The complaint alleges that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. The complaint alleges that defendants failed to disclose the extent of Sterling’s delinquent construction loans, properly record losses for impaired loans, and properly reserve for loan losses. The complaint seeks, on behalf of persons who purchased our common stock during the period from July 23, 2008 to October 15, 2009, damages of an unspecified amount and attorneys’ fees and costs. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

ERISA Class Action Litigation

On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling Financial Corporation and Sterling Savings Bank (collectively, “Sterling”), as well as certain of Sterling’s current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the “Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling’s securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling’s business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and 90+-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys’ fees and costs. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint could have a material adverse effect on Sterling’s business, results of operations, and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

Derivative Class Action Litigation

On February 10, 2010, a shareholder derivative action was filed in the Superior Court for Spokane County, Washington, allegedly on behalf of and for the benefit of Sterling, against certain of our current and former officers and directors. On August 2, 2010, an amended complaint was filed alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The amended complaint names Sterling as a nominal defendant. The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The complaint alleges that the individual defendants failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms regarding Sterling’s construction loans, losses and reserves recorded for impaired loans, and accounting for goodwill and deferred tax assets. Because the complaint is derivative in nature, it does not seek monetary damages from Sterling. However, Sterling may be required throughout the pendency of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations, which could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

STERLING FINANCIAL CORPORATION

PART II – Other Information

Item 1a Risk Factors

You should carefully consider the risks and uncertainties we describe both in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

The following risk factors update, and should be read together, with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

If we fail to consummate the proposed Recapitalization Transactions or otherwise fail to raise sufficient capital, our ongoing financial viability would be in doubt.

The agreements related to the proposed Recapitalization Transactions are subject to numerous conditions, many of which are outside of our control and might not be fulfilled. These include, among others, the receipt of gross proceeds of at least $720 million in connection with the Recapitalization Transactions (inclusive of the THL and Warburg Transactions), receipt of regulatory approvals and third-party consents, Sterling’s maintenance of asset levels and capital ratios, the absence of material changes in the characteristics of our loan portfolio, no occurrence of an “ownership change” that would affect the preservation of certain deferred tax assets of Sterling and no occurrence of a material adverse effect. The recapitalization process has been challenging and complex. Although we are leveraging our resources in an effort to raise the required additional capital and bring the recapitalization to completion, there can be no assurance of success. If we fail to consummate the proposed Recapitalization Transactions or otherwise fail to raise sufficient capital, our ongoing financial viability would be in doubt and we may file for bankruptcy and/or our banking subsidiaries may enter into FDIC receivership. Even if we were to consummate the proposed Recapitalization Transactions, we may need to raise additional capital and there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. Failure to raise sufficient capital could subject us to further regulatory restrictions or penalties.

The proposed Recapitalization Transactions, if completed, will dilute your ownership, prevent the payment of dividends and may adversely affect the market price of our common stock.

The proposed Recapitalization Transactions involve sales of a substantial number of shares of our common stock and other securities potentially convertible into common stock. If the Recapitalization Transactions are completed, current shareholders will have no more than a minimal stake in Sterling. As a result of the sale of such a large number of shares of our equity securities at a price per share of up to $0.20, the market price of our common stock could decline significantly.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

Pursuant to the terms of the Treasury Exchange Agreement, we will be unable to pay dividends on common stock without the Treasury’s consent prior to the earlier of December 5, 2011 and the date on which we redeem (or Treasury transfers to unaffiliated parties) all of the shares held by Treasury after the consummation of the TARP Exchange.

If the proceeds from the Recapitalization Transactions are not sufficient to satisfy our capital and liquidity needs or to satisfy regulatory requirements, we may need even more capital and could be subject to further regulatory restrictions, either of which could significantly adversely affect us and the trading price of our stock.

If completed, the proceeds from the Recapitalization Transactions will strengthen our common equity capital base. Despite this increase in our capital base, if the proceeds from the Recapitalization Transactions and any other concurrent investments are not sufficient, or if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if our operations or financial condition continue to deteriorate or fail to improve, particularly in the residential and commercial real estate markets where our business is located, we may need to raise significant additional capital. Factors affecting whether we would need to raise additional capital include, among others, the requirements of regulators, additional provisions for loan losses and loan charge-offs and other risks discussed in this “Risk Factors” section. If we were to need to raise additional capital, there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. Our ability to raise additional capital may be constrained by our need to preserve our deferred tax assets. For more information, see “—Our ability to use our deferred tax assets may be materially impaired by this or other transactions” below. In addition, any such additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock and our preferred stock. In addition, as discussed in our 2009 Form 10-K, our Independent Registered Public Accounting Firm has added an explanatory paragraph in their audit opinion issued in connection with our year-end financial statements, expressing substantial doubt regarding our ability to continue as a going concern. Even following completion of the Recapitalization Transactions, there can be no assurance that the audit report for 2010 will not include such a modification.

In the event that we do not obtain shareholder approval to convert the preferred stock expected to be issued in the Recapitalization Transactions into shares of common stock, the Federal Reserve has indicated that we must develop a plan pursuant to which we would comply with the requirement that common stock be our dominant form of Tier 1 capital. Any such plan could require us to issue additional capital stock, which could further dilute your holdings.

We cannot assure you whether or when certain agreements entered into with our regulators will be lifted.

Under the terms of the SSB Consent Agreement, Sterling Savings Bank has agreed to, among other things, maintain a Tier 1 leverage ratio of not less than 10%. Pursuant to the SSB Consent Agreement, Sterling Savings Bank is required to take certain actions, including: raising additional capital; reducing the number of nonperforming assets; reducing the number of commercial real estate and land development loans; restricting extensions of additional credit to borrowers with classified loans; implementing a liquidity and funds management policy that addresses liquidity needs and reduces reliance on non-core funding sources; restricting cash dividend payments; and complying with interest rate limitations on deposits.

Under the Reserve Bank Agreement, Sterling is required to act as a source of strength to Sterling Savings Bank. Substantially all of the requirements of the Reserve Bank Agreement are similar to those imposed on Sterling Savings Bank by the FDIC and the WDFI, including restrictions on the payment of dividends and prohibitions on the purchase or redemption by Sterling of any shares of its stock.

STERLING FINANCIAL CORPORATION

PART II – Other Information

We cannot assure you whether or when the SSB Consent Agreement and the Reserve Bank Agreement will be lifted or terminated. Even if lifted or terminated, we may still be subject to memoranda of understanding or other agreements with regulators that restrict our activities. The requirements and restrictions of the SSB Consent Agreement and the Reserve Bank Agreement are judicially enforceable and the failure of Sterling or Sterling Savings Bank to comply with such requirements and restrictions may subject Sterling and Sterling Savings Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for Sterling Savings Bank; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders.

Our strategy of pursuing FDIC-assisted acquisition opportunities following the completion of the proposed Recapitalization Transactions may not be successful.

If the proposed Recapitalization Transactions are completed, we anticipate that a part of our future business strategy will be to pursue the acquisition of failed banks that the FDIC plans to place in receivership. We are not currently qualified to bid on these transactions and would not be upon the closing of the Recapitalization Transactions. Although we plan to be intensely focused on complying with and being released from the Federal Reserve Agreement and the SSB Consent Agreement and becoming qualified to bid on FDIC-assisted transactions, there can be no assurance that we will be successful in the near term or at all. Prolonged or indefinite failure to achieve such qualification could cause us to miss the opportunity to bid on banks that we believe would be attractive acquisition candidates. Even if we become qualified to bid on these transactions, the FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss sharing arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from the acquirer’s assumption of deposit liabilities, the acquirer has significant discretion as to the non-deposit liabilities that it assumes. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become very competitive, and the FDIC does not provide information about bids until after the failing bank is closed. Sterling may not be able to match or beat the bids of other acquirers unless it bids aggressively by increasing the premium paid on assumed deposits, reducing the discount bid on assets purchased or taking other actions, any of which could make the acquisition less attractive.

The FDIC Policy Statement will limit our ability to acquire failed banks.

As the agency responsible for resolving failed depository institutions, the FDIC has discretion to determine whether a party is qualified to bid on a failed institution. The FDIC Policy Statement imposes additional restrictions and requirements on certain “private investors” and institutions, to the extent that those investors or institutions seek to acquire a failed institution from the FDIC. These include, among others, a requirement that certain private investors in those institutions agree to a three-year transfer restriction on their shares. Since its initial adoption on August 26, 2009, the FDIC has issued several interpretations which have modified the Policy Statement and the FDIC may change it in the future. On April 23, 2010, the FDIC issued an interpretation that would permit a recapitalized institution (such as Sterling, if the proposed Recapitalization Transactions are completed) to acquire failed banks without being subject to the FDIC Policy Statement, provided the assets of the failed banks acquired during the 18 months following the current recapitalization transaction do not exceed 100% of the total assets of the recapitalized institution. It is not clear, based on the current FDIC Policy Statement, whether the total assets are measured by Sterling’s assets at the holding company level or at the bank subsidiary level. In addition, it is not clear how the FDIC would calculate percentage of assets, and whether that percentage is based on assets at the time of the recapitalization or whether the percentage is based on growth or contraction in an institution over time.

Sterling expects to bid on failed banks as a key component of its strategy, if and when it is permitted to do so by its regulators as described in the preceding risk factor and assuming that the proposed Recapitalization Transactions are completed. Sterling does not anticipate taking any action that would subject shareholders to the terms of the FDIC Policy Statement, which may limit Sterling’s ability to pursue attractive acquisition opportunities and harm its competitive position.

STERLING FINANCIAL CORPORATION

PART II – Other Information

If the proposed Recapitalization Transactions are completed, it is possible that Sterling might wish to engage in an acquisition that could trigger applicability of the FDIC Policy Statement to it and to certain of its shareholders as a result of the size of a potential acquisition or possible changes to the FDIC Policy Statement. Were it to apply, Sterling would be required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years following a failed bank acquisition, and thereafter, so long as such shareholders continue to hold their investment in Sterling, to maintain a capital level sufficient to be “well capitalized” under FDIC rules and regulations. Further, certain shareholders might be required to agree to hold their shares for three years, provide certain information to the FDIC and agree to certain other restrictions. Sterling does not intend to make any such acquisition absent the consent of those shareholders to whom the FDIC Policy Statement would apply, and there can be no assurance that any such consent could be obtained. If Sterling is able to obtain requisite stockholder consent to be bound by the Policy Statement and enters into such transactions, its operating flexibility could be harmed by having to comply with the other requirements set forth in the Policy Statement. On the other hand, if Sterling is not able to pursue transactions that it otherwise believes are attractive, its competitive position may be harmed.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

Our common stock and preferred stock is equity and is subordinate to our existing and future indebtedness, and our common stock is subordinate to our existing and future preferred stock.

Shares of our common stock and preferred stock are equity interests in us, do not constitute indebtedness, and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Shares of our common stock and the preferred stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in liquidation. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock, if any. Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of the holders of our common stock, and the holders of our common stock and preferred stock do not have the right to prevent us from incurring indebtedness or other claims.

Resales of our common stock may be impeded by our Shareholder Rights Plan and our plan to amend our Articles of Incorporation to prevent the acquisition of 5% or more of our shares and the disposition of shares by any person owning 5% or more of our shares.

On April 14, 2010, we adopted a Shareholder Rights Plan (the “Rights Plan”), which is described in our Form 8-K filed on April 15, 2010. The purpose of the Rights Plan is to minimize the likelihood of an “ownership change,” which is described below, and thus protect our ability to use our net operating loss carry-forward and certain built-in losses to offset future income. The Rights Plan provides an economic disincentive for any one person or group to become a Threshold Holder (as defined therein) and for any existing Threshold Holder to acquire more than a specified amount of additional shares, and so may adversely affect one’s ability to resell our common stock and negatively affect the trading price of our common stock.

In addition, we intend to propose, at a future shareholders’ meeting, an amendment to our Articles of Incorporation that would impose transfer restrictions on all of our common stock designed to prevent (a) any person from acquiring ownership, for relevant tax purposes, of 5% or more of our shares and (b) the disposition of shares by any person that owns 5% or more of our shares, subject to certain exceptions. If adopted, these may adversely affect one’s ability to resell our common stock by rendering any transactions in violation of this prohibition void ab initio.

We are not currently able to pay dividends on our common stock or the preferred stock.

Under the terms of our junior subordinated notes and the trust documents relating to our trust preferred securities, we are allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, however, Sterling generally may not pay cash dividends on or repurchase common stock or preferred stock, until all accrued interest payments are paid and regularly scheduled interest payments are resumed. We are currently, and expect to continue to be, in deferral on the payment of dividends relating to the trust preferred securities and will therefore be unable to pay cash dividends on common stock or preferred stock in the foreseeable future. Pursuant to the terms of the TARP Exchange, we will be unable to pay dividends on common stock without the Treasury’s consent prior to the earlier of December 5, 2011 and the date on which we redeem (or Treasury transfers to unaffiliated parties) all of the shares held by Treasury after the consummation of the TARP Exchange. For more information, see “Liquidity and Capital Resources.”

We may be required to pay dividends to THL and Warburg if our shareholders do not timely approve the proposal necessary to allow the conversion of preferred stock issued to THL and Warburg in connection with the Recapitalization Transactions into common stock.

If the proposed Recapitalization Transactions are completed, we will issue preferred stock to THL, Warburg and certain other investors. Pursuant to its terms, the preferred stock issued in connection with the Recapitalization Transactions will not convert into common stock until our shareholders have approved an amendment to our restated Articles of Incorporation to increase the number of authorized shares of our common stock to a number at least sufficient to permit the full conversion of such preferred stock into our common stock (the “Common Stock Amendment”). As a result, we have agreed to use our reasonable best efforts to promptly hold a special meeting after the closing of Recapitalization Transactions, at which we will seek to obtain the requisite shareholder approval. In the event that the Common Stock Amendment is not approved by shareholders within 120 days of the closing of the THL and Warburg Transactions, THL and Warburg will be entitled to cumulative cash dividends at a per annum rate of 15% on the stated amount of $92 per share of preferred stock issued to THL and Warburg, payable quarterly in arrears commencing on the 120th day following closing.

STERLING FINANCIAL CORPORATION

PART II – Other Information

Sterling may suffer substantial losses due to its agreements to indemnify THL and Warburg and related parties against a broad range of potential claims, including breaches or representations and warranties we have made in the THL and Warburg Agreements.

In connection with Sterling’s recapitalization efforts, Sterling has agreed to indemnify the THL and Warburg and certain related parties for a broad range of claims, including any inaccuracies or breaches of Sterling’s representations and warranties in the relevant investment agreements and any losses arising out of or resulting from any legal, administrative or other proceedings arising out of the transactions contemplated by the relevant investment agreements and the terms of the securities being offered. While these indemnities are capped at the purchase price for the securities being offered (approximately $139 million each), if all or some claims were successfully brought against Sterling, this could potentially result in significant losses for Sterling.

If the proposed Recapitalization Transactions are completed, THL and Warburg will be substantial holders of our common stock.

Upon completion of the proposed Recapitalization Transactions, THL and Warburg will each own approximately 20.5% of our outstanding common stock, on an as-converted and fully exercised basis, and each will have a representative on our board of directors. Accordingly, THL and Warburg will each have substantial influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In addition, as part of the negotiations for THL’s and Warburg’s Investment, THL and Warburg requested, and our board of directors agreed to grant, pre-emptive rights to maintain THL’s and Warburg’s fully diluted percentage ownership of our common stock in the event of certain issuances of securities by us. In pursuing its economic interests, THL and Warburg may make decisions with respect to fundamental corporate transactions which may be different than the decisions of other shareholders.

Our stock price has been and is likely to be volatile, which could cause the value of investments in our common stock to decline.

The trading price of our common stock has been and is likely to be highly volatile and subject to wide fluctuations in price. This volatility is in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results from historical results or estimates of results prepared by securities analysts;

•	announcements of new services or products by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions or trends in the financial industry;

•	additions or departures of key personnel;

•	general economic conditions and interest rates;

•

instability in the United States and other financial markets and the ongoing and possible escalation of unrest in the Middle East, other armed hostilities or further acts or threats of terrorism in the United States or elsewhere;

•	sales of our common stock;

STERLING FINANCIAL CORPORATION

PART II – Other Information

•

the potential impact of the secondary trading of our stock on foreign exchanges that are subject to less regulatory oversight than the NASDAQ Capital Market, without our permission, and the activity of the market makers of our stock on such exchanges, including the risk that such market makers may engage in naked short sales and/or other deceptive trading practices that may artificially depress or otherwise affect the price of our common stock on the NASDAQ Capital Market;

•	earnings estimates and recommendations of securities analysts;

•	the performance and stock price of other companies that investors and analysts deem comparable to us;

•	the soundness or predicted soundness of other financial institutions; and

•	the public perception of the banking industry and its safety and soundness.

In addition, the stock market in general, and the NASDAQ Capital Market and the market for commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources. As a result of these factors, among others, the value of your investment may decline, and you may be unable to sell your shares of our common stock at or above your purchase price.

The trading volume of our common stock is lower than that of other financial services companies.

Our common stock is listed on the Nasdaq Capital Market under the symbol “STSA.” The average daily trading volume for shares of our common stock is lower than larger financial institutions. During the twelve months ended June 30, 2010, the average daily trading volume for our common stock was 1,427,284 shares. As a result, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our ability to use our deferred tax assets may be materially impaired by this or other transactions.

As of June 30, 2010, our net deferred tax asset was approximately $325 million, which includes approximately $222 million of federal and state operating losses (“NOLs”). We currently have a valuation allowance of $325 million against this deferred tax asset. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). Although we do not expect that the proposed Recapitalization Transactions will result in an ownership change, after taking into account the effects of the proposed Recapitalization Transactions or any other capital transactions we may enter into if the proposed Recapitalization Transactions are not completed, we expect to be close to the “ownership change” threshold.

In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate, which is currently 4.01% for ownership changes occurring in August 2010.

STERLING FINANCIAL CORPORATION

PART II – Other Information

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

We incurred significant losses over the last seven quarters and may continue do so in the future, and we can make no assurances as to when we will be profitable.

Cumulatively, from the fourth quarter of 2008 through the second quarter of 2010, we have incurred a net loss available to common shareholders of $1.4 billion, or a loss of $26.18 per common share, primarily due to a $1.1 billion provision for credit losses, a $451.3 million charge for goodwill impairment and the establishment of a $325.0 million deferred tax asset valuation allowance. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs throughout 2010, which would continue to have an adverse impact on our financial condition and results of operations and the value of our common stock. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

We have received a notice of noncompliance from the NASDAQ Stock Market, and our common stock may be subject to delisting.

On December 7, 2009, at which date our common stock was listed on the NASDAQ Global Select Market, we received a letter from The NASDAQ Stock Market (“NASDAQ”) notifying us that we no longer meet NASDAQ’s continued listing requirement under Listing Rule 5450(a)(1) (the “Bid Price Rule”) because the bid price for our common stock has closed below $1.00 per share for 30 consecutive business days. On June 8, 2010, NASDAQ approved the transfer of the listing of our common stock to the NASDAQ Capital Market, thus providing us until December 6, 2010 to regain compliance with the Bid Price Rule. If compliance with the Bid Price Rule cannot be established prior to December 6, 2010, our common stock will be subject to delisting from the NASDAQ Capital Market. There can be no assurance that we will be successful at reestablishing compliance with the Bid Price Rule and a delisting from NASDAQ would have a negative impact on the value and liquidity of our common stock and our ability to access the capital markets.

The effects of the current economic recession have been particularly severe in our primary market areas in the Pacific Northwest and Northern California.

Substantially all of our loans are to businesses and individuals in Washington, Oregon, Idaho, Montana and California. The Pacific Northwest is home to some of the nation’s highest unemployment rates, and major employers in Washington, Oregon and Idaho have recently implemented substantial employee layoffs or scaled back growth plans. Severe declines in housing prices and property values have been particularly acute in our primary market areas. The State of California continues to face fiscal challenges, of which the long-term effects on California’s economy cannot be predicted. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: collateral for loans made by us, especially real estate, may decline further in value, in turn reducing customers’ borrowing power and further reducing the value of assets and collateral associated with our existing loans; loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; and access to low cost or noninterest bearing deposits may decrease.

A large percentage of our loan portfolio is secured by real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

Approximately 87% of our loan portfolio was secured by real estate as of June 30, 2010. The secured loans include construction loans, which comprise 17% of our total real estate secured loans as of such date. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs and provisions for credit losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the provision for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects. Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also have a negative impact on our financial condition. In addition, we may face risks associated with our real estate lending under various federal, state and local environmental laws that impose certain requirements on the owner or operator of a property.

We have a concentration in non-owner-occupied commercial real estate loans, which generally involve a higher degree of risk than residential mortgage loans.

Sterling’s Commercial Banking Group provides a full range of credit products to small and medium-sized businesses and to individuals, including lines of credit, receivable and inventory financing, equipment loans and owner occupied commercial real estate. At June 30, 2010, approximately 31% of our loan portfolio could be

STERLING FINANCIAL CORPORATION

PART II – Other Information

classified as commercial lending and approximately 24% of our real estate secured loans were secured by non-owner-occupied commercial real estate. Commercial loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. Also, many of our commercial real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A rapid change in interest rates could make it difficult to maintain our current net interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. This could have an adverse negative effect on our earnings.

Our cost of funds may increase as a result of many factors, which may reduce our profitability.

Our cost of funds may increase because of general economic conditions, unfavorable conditions in the capital markets, changes in interest rates, government intervention and support of competitors, government price controls and competitive pressures. We have traditionally obtained funds principally through deposits and, to a lesser extent, other borrowings, including repurchase agreements. As a general rule, deposits are a cheaper and more stable source of funds than borrowings. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns, seek to spread their deposits over several banks to maximize FDIC insurance coverage or perceive weakness in our financial stability. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

If, as a result of general economic conditions, market interest rates, competitive pressures or other factors, our level of deposits decreases relative to our overall banking activities, we may need to rely more heavily on borrowings and/or wholesale funding as a source of funds, and this may negatively impact our net interest margin and subject Sterling to additional liquidity and funding risks.

STERLING FINANCIAL CORPORATION

PART II – Other Information

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

Our banking operations are subject to extensive governmental regulation, and further regulatory actions against us may impair our operations or restrict our growth.

We and our subsidiaries are subject to extensive regulation under federal and state laws including those of the FDIC and the WDFI. These laws and regulations are primarily intended to protect customers, depositors and the Deposit Insurance Fund rather than shareholders. In addition, Sterling is subject to regulation and supervision by the Federal Reserve and the SEC and to the listing standards of the NASDAQ Capital Market. Our banking subsidiary is also subject to the supervision by and the regulations of the FDIC, and the state agencies for the states in which it conducts business. As a Washington state-chartered commercial bank, Sterling Savings Bank is primarily regulated by the WDFI.

Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations, including most recently the Dodd-Frank Act. There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. The regulators may continue to limit our activities or growth and may impose monetary penalties, which could severely limit or end our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated.

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

The financial services industry is subject to extensive regulation, which is undergoing major changes. The Dodd-Frank Act, signed into law on July 21, 2010, significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Although the statute will have a greater impact on larger institutions than regional bank holding companies such as Sterling, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

•

in changing the capital requirements for bank holding companies, permanently grandfathers our existing trust preferred, but would require less favorable capital treatment for future issuances of trust preferred;

•	raises prudential standards by requiring, for instance, annual internal stress testing and establishment of independent risk committees for banks with $10 billion or more in assets;

STERLING FINANCIAL CORPORATION

PART II – Other Information

•

grants the FDIC back-up supervisory authority with respect to depository institution holding companies that engage in conduct that poses a foreseeable and material risk to the Deposit Insurance Fund, and heightens the Federal Reserve’s authority to examine, prescribe regulations and take action with respect to all subsidiaries of a bank holding company;

•	prohibits insured state-chartered banks from engaging in derivatives transactions unless the chartering state’s lending limit laws take into consideration credit exposure to derivative transactions;

•

specifies that a bank holding company may acquire control of a bank only if is well capitalized and well managed, and does not allow interstate merger transactions unless the resulting bank would be well capitalized and well managed after the transaction;

•

changes how the FDIC calculates deposit insurance assessments and effectively requires increases in deposit insurance fees that will be borne primarily by institutions with assets of greater than $10 billion;

•	subjects both large and small financial institutions to data and information gathering by a newly created Office of Financial Research;

•

requires retention of 5% of the credit risk in assets transferred, sold or conveyed through issuances of asset-backed securities, with the risk-retention obligation spread between securitizers and originators;

•

creates a new Consumer Bureau given rulemaking, examination and enforcement authority over consumer protection matters, imposes limits on debit card interchange fees that may be charged by card issuers with $10 billion or more in assets and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrowers’ ability to repay and prepayment penalties and

•

mandates and allows certain changes regarding corporate governance and executive compensation such as shareholder proxy access for publicly-traded banks’ director nominations, clawback of incentive-based compensation from executive officers and increased disclosure on compensation arrangements.

Some of these changes are effective immediately, though most will be phased in gradually. In addition, the statute in many instances calls for future rulemaking to implement its provisions, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Legislators and regulators are also considering a wide range of proposals beyond the Dodd-Frank Act that, if enacted, could result in major changes to the way banking operations are regulated.

Difficult market conditions have adversely affected and may continue to have an adverse effect on our industry.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than two years. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have had a negative impact on the performance of mortgage loans and have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to

STERLING FINANCIAL CORPORATION

PART II – Other Information

fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We expect that the difficult conditions in the financial markets will improve only slowly in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and may, in turn, have a negative impact on the reliability of the process.

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

We may realize losses on our investment securities in future periods if our management decides not to hold the investments to recovery, there is a change in management’s or the rating agencies’ assessment of credit risk on individual securities, or there is a change in regulatory or accounting requirements.

As of June 30, 2010, we held a position in a security considered impaired because its fair value was less than its amortized cost basis. This security is a single-issuer trust preferred security with an amortized cost of $24.8 million compared with a $19.9 million market value. Although we have no intent to sell the security and it is not more likely than not that we will be required to sell the security before its anticipated recovery, there is no assurance that events may not occur where we would choose to or may be required to sell the security. If we choose to or are required to sell this investment before a recovery of the entire cost basis of the security, then we may recognize a loss on the security.

STERLING FINANCIAL CORPORATION

PART II – Other Information

As a bank holding company that conducts substantially all of our operations through our banking subsidiary, Sterling Savings Bank, our ability to pay dividends, repurchase our shares or to repay our indebtedness depends upon liquid assets held by the holding company and the results of operations of our subsidiary.

Sterling is a separate and distinct legal entity from our subsidiaries, and we receive substantially all of our revenue from dividends paid from our banking subsidiary, Sterling Savings Bank. There are legal limitations on the extent to which our banking subsidiary may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. A prolonged inability to receive dividends from our banking subsidiary could adversely affect our business, financial condition, results of operations and prospects.

Our net income depends primarily upon Sterling Savings Bank’s net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits). The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. All of those factors affect our banking subsidiary’s ability to pay dividends to the holding company.

Various statutory provisions restrict the amount of dividends Sterling Savings Bank can pay to us without regulatory approval. Sterling Savings Bank may not pay cash dividends if those payments could reduce the amount of their capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of our banking subsidiaries and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. Under Washington law, our banking subsidiary may make a distribution, including payment of dividends, only if, after giving effect to the distribution, in the judgment of the board of directors: (a) the corporation would be able to pay its debts as they become due in the usual course of business; and (b) the corporation’s total assets would at least equal the sum of its total liabilities plus, unless the Articles of Incorporation permit otherwise, the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. For more information, see “Liquidity and Capital Resources.”

Emergency measures designed to stabilize the U.S. financial markets are beginning to wind down.

Since mid-2008, a host of government actions have been implemented in response to the financial crisis and the recession. Some of the programs are beginning to expire and the impact of the wind-down of these programs on the financial sector and on the nascent economic recovery is unknown. As government support schemes are cancelled, changed or withdrawn, there is a possibility that we, as well as other financial institutions, may have insufficient access to, or incur higher costs associated with, funding alternatives, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, although pursuant to the Dodd-Frank Act certain non-interest bearing transaction accounts will be fully guaranteed by the FDIC for an unlimited amount of coverage through the end of 2012, some accounts currently covered under the voluntary Transaction Account Guarantee (“TAG”) program, such as NOW checking accounts, will not benefit from this coverage extension that takes effect upon the TAG program’s expiration on December 31, 2010. This change could adversely affect us, especially in light of the concerns about our financial viability. In addition, a stall in the economic recovery or continuation or worsening of current financial market conditions could exacerbate these effects.

Because of our participation in TARP, we are subject to restrictions on compensation paid to our executives, which may make it difficult to attract and retain key members of management.

Pursuant to the terms of the TARP Capital Purchase Program, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds an investment in us. These standards generally apply to our five most highly compensated senior executive officers, including our Chief Executive Officer and Chief Financial Officer, and certain of these restrictions also apply to our ten most highly compensated senior executives. The standards include, among other things:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

STERLING FINANCIAL CORPORATION

PART II – Other Information

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

We depend on the services of existing management to carry out our business and investment strategies. In order for us to implement our strategy to emphasize relationship banking, we will need to continue to attract and retain additional management and other qualified staff. Competition for such personnel is significant in our geographic market areas. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial condition and prospects. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers. Further, the possibility of lawsuits from former and current executives may increase because of our inability to fulfill certain compensation arrangements that are now restricted under TARP.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

A substantial decline in the value of our Federal Home Loan Bank (“FHLB”) common stock may result in an other-than-temporary impairment charge.

We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was approximately $100.4 million as of June 30, 2010, the majority of which was with the FHLB of Seattle. The FHLB Seattle has experienced losses from credit-related charges associated with projected losses on their investments in private-label mortgage-backed securities, and is currently unable to repurchase or redeem capital stock or to pay dividends. Consequently, for this and other reasons, there is a risk that our investment in common stock of the FHLB could be deemed other than temporarily impaired at some time in the future, which would adversely affect our earnings and the value of, or market for, our common stock.

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

The Dodd-Frank Act requires the FDIC to increase the Deposit Insurance Fund’s reserves against future losses, which will necessitate increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. Although the precise impact on us will not be clear until implementing rules are issued, any future increases in assessments will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

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

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend, and will continue to depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially adversely affected.

Our internal control systems could fail to detect certain events.

We are subject to certain operations risks, including but not limited to data processing system failures and errors and customer or employee fraud. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

The network and computer systems on which we depend could fail or experience a security breach.

Our computer systems could be vulnerable to unforeseen problems. Because we conduct part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on our business, financial condition and results of operations.

In addition, a significant barrier to online financial transactions is the secure transmission of confidential information over public networks. Our Internet banking system relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms our third-party service providers use to protect customer transaction data. If any such compromise of security were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

We could be held responsible for environmental liabilities of properties acquired through foreclosure.

If we are forced to foreclose on a defaulted mortgage loan to recover our investment, we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of real property. There can be no assurance that we would not be fully liable for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that costs could be recovered from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any environmental remediation.

STERLING FINANCIAL CORPORATION

PART II – Other Information

We are currently subject to certain pending shareholder litigation and may be subject to similar claims in the future.

A securities class action lawsuit has been filed against Sterling and certain of our current and former officers alleging that the defendants violated sections 10(b) and 20(a) of the U.S. Exchange Act and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. A shareholder derivative suit also has been filed against certain of our current and former officers and directors, and Sterling as a nominal defendant, alleging breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. Class actions also have been filed against Sterling and certain of our current and former officers and directors alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), by breaching their fiduciary duties to participants in the Sterling Savings Bank Employee Savings and Investment Plan and Trust. These lawsuits are all premised on similar allegations that: 1) the defendants failed to adequately disclose the extent of Sterling’s delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, properly reserve for loan losses, and properly account for our goodwill and deferred tax assets, thereby causing Sterling’s stock price to be artificially inflated during the purported class period; or 2) failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms. It is possible that additional suits will be filed with respect to these same matters and also naming Sterling and/or our current and former officers and directors.

We cannot predict the outcome of any of these lawsuits. These lawsuits could divert the attention and resources of our management and cause Sterling to incur significant expenses for legal fees and costs, including those associated with Sterling’s advancement of fees and costs on behalf of our current and former officers and directors. Since the legal responsibility and financial impact with respect to these lawsuits and claims, if any, cannot currently be ascertained, we have not established any reserves for any potential liability relating to the lawsuits. An unfavorable outcome in these lawsuits could result in the payment of substantial damages in connection with a settlement or judgment and have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

STERLING FINANCIAL CORPORATION
(Registrant)

August 6, 2010	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009, and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.2 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated September 21, 2009, and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Sterling. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated January 6, 2009, and incorporated by reference herein.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3, as well as Exhibits 4.2, 4.3, 4.4 and 4.5 below.

4.2	Form of Common Stock Certificate. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated July 20, 2009, and incorporated by reference herein.

4.3	Form of Series A Preferred Stock Certificate. Filed as Exhibit 4.6 to Sterling’s Registration Statement on Form S-3 dated January 6, 2009, and incorporated by reference herein.

4.4	Form of Warrant to Purchase Series A Preferred Shares issued to the United States Department of the Treasury. Filed as Exhibit 4.2 to Sterling’s current report on Form 8-K filed on December 8, 2008, and incorporated by reference herein.

4.5	Shareholder Rights Plan, dated as of April 14, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Restated Articles of Incorporation of Sterling Financial Corporation (Series E Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C. Filed as Exhibit 4.1 to Sterling’s current report on Form 8-K filed on April 15, 2010, and incorporated by reference herein.

4.6	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Second Amended and Restated Investment Agreement, dated as of May 25, 2010, between Sterling Financial Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. (including, as exhibits, the form of Articles of Amendment to the Restated Articles of Incorporation (Convertible Participating Voting Preferred Stock, Series B), form of Warrant and form of Articles of Amendment to the Restated Articles of Incorporation (Common Stock)). Filed as Exhibit 10.1 to Sterling’s current report on Form 8-K filed on May 27, 2010, and incorporated by reference herein.

10.2	Investment Agreement, dated as of May 25, 2010, between Sterling Financial Corporation and Warburg Pincus Private Equity X, L.P. (including, as exhibits, the form of Articles of Amendment to the Restated Articles of Incorporation (Convertible Participating Voting Preferred Stock, Series B), form of Warrant and form of Articles of Amendment to the Restated Articles of Incorporation (Common Stock)). Filed as Exhibit 10.2 to Sterling’s current report on Form 8-K filed on May 27, 2010, and incorporated by reference herein.

10.3	Amended and Restated Investment Agreement, dated as of May 5, 2010, between Sterling Financial Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. (including, as exhibits, the form of Articles of Amendment to the Restated Articles of Incorporation (Convertible Participating Voting Preferred Stock, Series B), form of Warrant and form of Articles of Amendment to the Restated Articles of Incorporation (Common Stock)). Filed as Exhibit 10.1 to Sterling’s current report on Form 8-K filed on May 6, 2010, and incorporated by reference herein.

10.4	Reference is made to Exhibit 4.5.

E-1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

99.1	Supplemental information of Sterling Financial Corporation.

E-2