Form 10-Q
period 2010-09-30
STERLING FINANCIAL CORP /WA/
filed 2010-11-05
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number......001-34696

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 29, 2010
Common Stock ($1.00 par value)	4,080,903,859

STERLING FINANCIAL CORPORATION

FORM 10-Q

For the Periods Ended September 30, 2010

PART I - Financial Information

Item  1 - Financial Statements

STERLING FINANCIAL CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents:
Interest bearing	$601,067	$424,008
Non-interest bearing	90,024	140,775

Total cash and cash equivalents	691,091	564,783

Restricted cash	22,900	8,223
Investment securities and mortgage-backed securities (“MBS”):
Available for sale	2,708,595	2,160,325
Held to maturity	14,322	17,646
Loans receivable, net	5,665,503	7,344,199
Loans held for sale (at fair value: $314,784 and $189,185)	314,784	190,412
Accrued interest receivable	36,404	43,869
Other real estate owned, net (“OREO”)	156,801	83,272
Office properties and equipment, net	83,527	92,037
Bank-owned life insurance (“BOLI”)	167,391	164,743
Core deposit intangibles	18,153	21,827
Mortgage servicing rights, net	13,140	12,062
Prepaid expenses and other assets, net	137,432	174,025

Total assets	$10,030,043	$10,877,423

LIABILITIES:
Deposits	$6,909,214	$7,775,190
Advances from Federal Home Loan Bank (“FHLB”)	837,303	1,337,167
Securities sold subject to repurchase agreements and funds purchased	1,034,945	1,049,146
Other borrowings	248,284	248,281
Cashiers checks issued and payable	7,930	6,443
Borrowers’ reserves for taxes and insurance	5,653	2,283
Accrued interest payable	18,074	22,245
Accrued expenses and other liabilities	123,593	113,419

Total liabilities	9,184,996	10,554,174

SHAREHOLDERS’ EQUITY:
Preferred stock	0	294,136
Common stock, 722,903,859 and 52,211,090 shares issued and outstanding	1,959,697	962,874
Accumulated other comprehensive income:
Unrealized gains on investment securities and MBS available-for-sale, net of deferred income taxes of ($19,608) and ($9,518)	33,133	16,284
Accumulated deficit	(1,147,783)	(950,045)

Total shareholders’ equity	845,047	323,249

Total liabilities and shareholders’ equity	$10,030,043	$10,877,423

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans	$85,886	$119,096	$276,747	$369,967
MBS	18,127	27,148	56,569	84,606
Investments and cash equivalents	2,641	2,524	8,039	8,845

Total interest income	106,654	148,768	341,355	463,418

Interest expense:
Deposits	22,639	40,606	75,153	133,528
Short-term borrowings	1,220	4,154	5,434	13,353
Long-term borrowings	15,360	16,949	45,348	53,511

Total interest expense	39,219	61,709	125,935	200,392

Net interest income	67,435	87,059	215,420	263,026
Provision for credit losses	(60,892)	(195,505)	(220,229)	(341,114)

Net interest income (expense) after provision for credit losses	6,543	(108,446)	(4,809)	(78,088)

Non-interest income:
Fees and service charges	13,826	15,088	41,094	43,806
Mortgage banking operations	19,409	9,485	42,354	36,525
Loan servicing fees	(1,120)	1,146	(382)	1,701
BOLI	1,570	1,815	5,425	5,221
Gains on sales of securities	7,005	825	24,265	12,382
Other	(1,032)	(928)	(6,573)	(3,886)

Total non-interest income	39,658	27,431	106,183	95,749

Non-interest expenses before impairment charge	94,223	90,367	287,515	275,504
Goodwill impairment	0	227,558	0	227,558

Non-interest expenses	94,223	317,925	287,515	503,062

Loss before income taxes	(48,022)	(398,940)	(186,141)	(485,401)
Income tax expense	0	(60,467)	0	(23,982)

Net loss	(48,022)	(459,407)	(186,141)	(509,383)
Preferred stock dividend	(2,715)	(4,318)	(11,596)	(13,012)
Benefit to common shareholders (1)	84,329	0	84,329	0

Net income (loss) available to common shareholders	$33,592	$(463,725)	$(113,408)	$(522,395)

Earnings (loss) per share - basic	$0.11	$(8.93)	$(0.81)	$(10.06)

Earnings (loss) per share - diluted	$0.02	$(8.93)	$(0.81)	$(10.06)

Weighted average shares outstanding - basic	314,481,750	51,922,871	140,451,899	51,913,907
Weighted average shares outstanding - diluted	1,698,932,091	51,922,871	140,451,899	51,913,907

(1)	The August 26, 2010 conversion of the U.S. Treasury Capital Purchase Program preferred stock into common stock resulted in an increase in income available to common shareholders.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, January 1, 2010	303,000	$294,136	52,211,090	$962,874	$16,284	$(950,045)	$323,249
Accretion of preferred stock		1,248				(1,248)	0
Shares issued direct stock purchases			23,769	18			18
Shares of Series B and Series D preferred stock and common stock issued	7,300,000	604,592	292,000,000	76,152			680,744
Preferred stock beneficial conversion feature discount		(604,592)		604,592			0
Shares issued from Series A preferred stock conversion into Series C preferred stock, and simultaneous conversion into common stock	(303,000)	(295,384)	378,750,000	315,248			19,864
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax					16,849		16,849
Preferred dividend						(10,349)	(10,349)
Equity based compensation			(81,000)	813			813
Net loss						(186,141)	(186,141)

Balance, September 30, 2010	7,300,000	$(0)	722,903,859	$1,959,697	$33,133	$(1,147,783)	$845,047

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(186,141)	$(509,383)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and OREO	241,124	365,481
Goodwill impairment	0	227,558
Deferred tax asset valuation allowance	76,000	143,000
Accretion of deferred gain on sale of branches	(603)	(603)
Net gain on sales of loans, investments and MBS	(63,101)	(51,483)
Stock based compensation	813	2,204
Excess tax benefit from stock based compensation	0	804
Stock issuances relating to direct stock purchase	18	13
Loss at foreclosure and on sale of OREO	45,379	31,284
Other losses	5,211	3,157
Increase in cash surrender value of BOLI	(5,425)	(5,221)
Depreciation and amortization	22,082	24,329
Change in:
Accrued interest receivable	7,465	5,116
Prepaid expenses and other assets	(38,543)	(71,143)
Cashiers checks issued and payable	1,487	166
Accrued interest payable	(4,171)	(15,182)
Accrued expenses and other liabilities	6,246	754
Proceeds from sales of loans originated for sale	1,678,816	2,067,704
Loans originated for sale	(1,739,032)	(2,028,603)

Net cash provided by operating activities	47,625	189,952

Cash flows from investing activities:
Change in restricted cash	(14,677)	(15,226)
Loans funded and purchased	(680,106)	(1,657,832)
Loan principal received	1,545,650	1,940,570
Proceeds from sales of other loans	310,155	0
Purchase of investment securities	(20,857)	(689,320)
Proceeds from maturities of investment securities	8,035	761,750
Proceeds from sale of investment securities	17,429	80,855
Proceeds from sale - MBS	763,437	296,500
Purchase of MBS	(1,711,340)	(821,702)
Principal payments on MBS	437,644	601,662
Purchase of office properties and equipment	(2,579)	(10,746)
Sales of office properties and equipment	235	27
Improvements and other changes to OREO	(2,887)	1,914
Proceeds from sales of OREO	120,532	73,003

Net cash provided by investing activities	770,671	561,455

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash flows from financing activities:
Net change in transaction and savings deposits	$(212,531)	$74,648
Proceeds from issuance of time deposits	1,016,445	2,356,990
Payments for maturing time deposits	(1,751,572)	(2,648,392)
Interest credited to deposits	81,682	143,454
Advances from FHLB	538,050	90,500
Repayment of advances from FHLB	(1,037,643)	(380,885)
Net change in securities sold subject to repurchase agreements and funds purchased	(14,201)	(70,055)
Excess tax benefit from stock based compensation	0	(804)
Proceeds from stock issuance, net	684,412	0
Cash dividends paid to preferred shareholders	0	(6,733)
Other	3,370	2,288

Net cash used in financing activities	(691,988)	(438,989)

Net change in cash and cash equivalents	126,308	312,418
Cash and cash equivalents, beginning of period	564,783	138,802

Cash and cash equivalents, end of period	$691,091	$451,220

Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$130,106	$200,392
Income taxes	(49,340)	(68,062)
Noncash financing and investing activities:
Loans converted into OREO	257,448	157,156
Preferred stock cash dividend accrued	10,349	5,682
Conversion of preferred stock into common stock	295,384	0
Conversion of preferred stock accrued dividend into common stock	19,865	0
Conversion of Treasury warrants	3,669	0

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net loss	$(48,022)	$(459,407)	$(186,141)	$(509,383)

Other comprehensive income (loss):
Change in unrealized losses on investments and MBS available-for-sale	2,960	50,958	26,939	70,356
Less deferred income taxes benefit	(1,189)	(18,854)	(10,090)	(26,032)

Net other comprehensive income	1,771	32,104	16,849	44,324

Comprehensive loss	$(46,251)	$(427,303)	$(169,292)	$(465,059)

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Sterling Financial Corporation’s (“Sterling’s”) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Sterling’s consolidated financial position and results of operations. These financial statements have been prepared under the assumption that the entity is a going concern, an assumption for which Sterling’s Independent Public Accountants expressed substantial doubt in their opinion relating to the December 31, 2009 consolidated financial statements. On August 26, 2010, Sterling completed several transactions as part of its recapitalization and recovery plan, receiving proceeds of $730.0 million. Following the recapitalization, the regulatory agreement between Sterling Savings Bank and its regulators was terminated. For further discussion see Notes 5 and 13.

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

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2010
Available for sale
MBS	$2,437,382	$54,250	$(2,503)	$2,489,129
Municipal bonds	193,678	7,986	(1,878)	199,786
Other	24,794	0	(5,114)	19,680

Total	$2,655,854	$62,236	$(9,495)	$2,708,595

Held to maturity
Tax credits	$14,322	$0	$0	$14,322

Total	$14,322	$0	$0	$14,322

December 31, 2009
Available for sale
MBS	$1,912,736	$44,579	$(12,326)	$1,944,989
Municipal bonds	195,807	3,500	(4,025)	195,282
Other	25,979	0	(5,925)	20,054

Total	$2,134,522	$48,079	$(22,276)	$2,160,325

Held to maturity
Tax credits	$17,646	$0	$0	$17,646

Total	$17,646	$0	$0	$17,646

Tax credit investments are in low income housing partnerships. Other available for sale securities were primarily comprised of a trust preferred security at both September 30, 2010 and December 31, 2009. During the nine months ended September 30, 2010 and 2009, Sterling sold available-for-sale investments and MBS and recorded the following results:

	Proceeds from Sales	Gross Realized Gains	Gross Realized (Losses)
	(Dollars in thousands)
Nine months ended:
September 30, 2010	$780,866	$30,686	$(6,421)
September 30, 2009	377,355	15,458	(3,076)

During the nine months ended September 30, 2010, Sterling sold $61.1 million of private label collateralized mortgage obligations at a loss of $6.0 million. The sales were a result of an updated assessment of the credit risk of certain securities held in the portfolio, including downgrades and potential downgrades by rating agencies. During 2010, Sterling has reduced the effective duration of its investment portfolio from 3.46 years at December 31, 2009 to 2.64 years at September 30, 2010. The reduction in duration was the result of Sterling selling primarily 30 year MBS and reinvesting in lower duration 15 year and 10 year MBS. Reclassification adjustments from other comprehensive income, representing realized net gains on available-for-sale securities, net of related deferred income taxes, were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Realized net (gains) losses reclassified from other comprehensive income	$6,532	$(843)	$13,155	$7,278

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost basis as of September 30, 2010 and December 31, 2009, grouped by the amount of time these securities have been in this unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2010
Municipal bonds	$4,107	$(48)	$18,109	$(1,830)	$22,216	$(1,878)
MBS	439,029	(2,503)	0	0	439,029	(2,503)
Other	0	0	19,675	(5,114)	19,675	(5,114)

Total	$443,136	$(2,551)	$37,784	$(6,944)	$480,920	$(9,495)

December 31, 2009
Municipal bonds	$13,758	$(317)	$45,729	$(3,708)	$59,487	$(4,025)
MBS	190,004	(4,039)	115,266	(8,287)	305,270	(12,326)
Other	0	0	18,791	(5,925)	18,791	(5,925)

Total	$203,762	$(4,356)	$179,786	$(17,920)	$383,548	$(22,276)

The amortized cost and fair value of available-for-sale and held-to-maturity debt securities as of September 30, 2010, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$0	$0	$25	$25
Due after one year through five years	0	0	758	776
Due after five years through ten years	0	0	98,575	101,940
Due after ten years	14,322	14,322	2,556,496	2,605,854

Total	$14,322	$14,322	$2,655,854	$2,708,595

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other than-temporarily impaired at September 30, 2010, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. Sterling holds a single-issuer trust preferred security that has been negatively impacted by temporary credit market disruptions. As of September 30, 2010, the trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.8 million compared to a $19.7 million market value, or an unrealized loss of $5.1 million.

As of September 30, 2010, Sterling also held private label collateralized mortgage obligations with an aggregate amortized cost of $57.4 million compared to a $59.0 million market value, or a net unrealized gain of $1.6 million. All private label collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are AAA rated according to at least one major rating agency. The vintage, or years of issuance, for these nonagency MBS ranges from 2003 to 2005.

As of September 30, 2010, Sterling expects the return of all principal and interest on all securities within its investment and mortgage-backed securities portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

3. Allowance for Credit Losses:

The following is an analysis of the changes in the allowances for credit losses:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$343,443	$208,365
Provision	220,590	341,114
Charge-offs	(336,507)	(298,540)
Recoveries	20,979	14,981
Transfers	0	9,831

Allowance - loans, September 30	248,505	275,751

Allowance - unfunded commitments, January 1	11,967	21,334
Provision	(361)	0
Charge-offs	(589)	0
Transfers	0	(9,831)

Allowance - unfunded commitments, September 30	11,017	11,503

Total credit allowance	$259,522	$287,254

The decline in the level of the provision over these periods primarily relates to the reduction in the level of classified loans, particularly in the construction portfolio, and the amount of losses previously recognized on these classified loans. Classified assets include performing substandard loans, nonperforming loans and OREO. Nonperforming loans and OREO comprise nonperforming assets, for which the following summarizes as of the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	658,678	824,652	646,092
Restructured loans	150,293	71,279	101,437

Total nonperforming loans	808,971	895,931	747,529
OREO	170,010	91,478	81,361

Total nonperforming assets	978,981	987,409	828,890
Specific reserves	(28,269)	(35,334)	(9,898)

Net nonperforming assets	$950,712	$952,075	$818,992

Cumulatively, Sterling has written down its nonperforming assets by $588.4 million as of September 30, 2010, compared with write-downs of $579.7 million as of December 31, 2009 and $386.2 million as of September 30, 2009, primarily reflecting lower real estate appraisal values. Additionally, Sterling has established specific reserves of $15.1 million against its nonperforming loans for valuation changes between appraisals, and $13.2 million for its OREO properties.

At the applicable foreclosure date, other real estate owned is recorded at the fair value of the real estate, less the costs to sell the real estate. The carrying value of OREO is regularly evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in this allowance are as follows for the periods presented:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Balance, January 1	$8,204	$17,555
Provision	20,894	24,366
Charge-offs	(15,889)	(31,747)

Balance, September 30	$13,209	$10,174

4. Other Borrowings:

The components of other borrowings are as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thosuands)
Junior subordinated debentures	$245,284	$245,281
Other	3,000	3,000

Total other borrowings	$248,284	$248,281

Sterling has raised capital through the formation of trust subsidiaries (“Capital Trusts”), which issue capital securities (“Trust Preferred Securities”) to investors. The Capital Trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the Trust Preferred Securities are used to purchase junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) issued by Sterling. Sterling’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the Capital Trusts’ obligations under the Trust Preferred Securities. The Trust Preferred Securities are treated as debt of Sterling. The Junior Subordinated Debentures and related Trust Preferred Securities generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the Trust Preferred Securities, payment of call premiums. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and continued to defer these payments through September 30, 2010. As of September 30, 2010 and December 31, 2009, the accumulated deferred interest that was accrued on these securities was $8.1 million and $3.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated notes for up to 20 consecutive quarterly periods without triggering an event of default.

Details of the Trust Preferred Securities are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Initial Call Date	Rate at September 30, 2010			(in Thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	N/A	Floating	1.93%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	N/A	Floating	1.92		51,547
Sterling Capital Trust VII	June 2006	June 2036	N/A	Floating	1.82		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2010	Floating	2.09		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2008	Floating	3.49		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	June 2008	Floating	3.54		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2008	Floating	3.53		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2008	Floating	3.72		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2007	Floating	3.44		9,455
Klamath First Capital Trust I	July 2001	July 2031	June 2006	Floating	4.43		15,206

					2.50	%*	$245,284

*	Weighted average rate

5. Shareholders’ Equity:

As of September 30, 2010, Sterling had 10 million shares of preferred stock authorized, with two series issued and outstanding. The preferred stock issued and outstanding consisted of 3,418,300 shares of Series B Convertible Participating Voting Preferred Stock (the “Series B preferred stock”), and 3,881,700 shares of Series D Convertible Participating Voting Preferred Stock (the “Series D preferred stock”). As of December 31, 2009, Sterling had 10 million shares of preferred stock authorized, with one series issued and outstanding, consisting of 303,000 shares of Series A preferred stock. As of both September 30, 2010 and December 31, 2009, Sterling had 750 million shares of common stock authorized, with one class of common stock issued and outstanding. As of September 30, 2010, the number of common shares that were issued and outstanding was 722,903,859. As of December 31, 2009, the number of common shares that were issued and outstanding was 52,211,090. During 2010, Sterling’s articles of incorporation were amended to eliminate the par value of its common stock. For comparability, prior period presentations within this report on Form 10-Q reflect the amendment.

On August 26, 2010, Sterling completed several transactions as part of its recapitalization and recovery plan, which included the issuance of 3,418,300 shares of Series B preferred stock at $92 per share, 3,881,700 shares of Series D preferred stock at $92 per share, 670,750,000 shares of common stock at $0.20 per share, and warrants to purchase 173,250,000 shares of common stock at an exercise price of $0.22 per share, raising aggregate proceeds for Sterling of $730.0 million (collectively, the “Recapitalization Transactions” or the “Recapitalization”). The Recapitalization consisted of three principal transactions.

•

an investment of approximately $170.9 million by each of (a) Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. (collectively, “THL” or an “Anchor Investor”) and (b) Warburg Pincus Private Equity X, L.P. (“Warburg Pincus” or an “Anchor Investor”), pursuant to which each received 68,366,000 shares of common stock, 1,709,150 shares of Series B preferred stock, and a seven-year warrant to purchase 86,625,000 shares of common stock at an exercise price of $0.22 per share (the “Anchor Investments”);

•

the exchange of 303,000 shares of preferred stock held by the U.S. Department of the Treasury (“Treasury”) at a discounted exchange value into 378,750,000 shares of common stock at a conversion price of $0.20 per share, and amendment of the terms of the warrant held by Treasury to purchase 6,437,677 shares of common stock at an exercise price of $7.06 per share to provide for an exercise price of $0.20 per share for a ten-year term (the “Treasury Exchange”); and

•	investments by accredited investors of an aggregate of $388.2 million in exchange for an aggregate of 155,268,000 shares of common stock and 3,881,700 shares of Series D preferred stock.

The Treasury Exchange resulted in a non-cash increase in income available to common shareholders of $84.3 million because the book value of the preferred stock plus accrued dividends was greater than the $230.9 million fair value of the common stock issued to Treasury and the fair value of the new warrant. This accounting treatment had no effect on Sterling’s total equity or its regulatory capital position.

The issuance price on an as-converted basis of $0.20 per common share for the Series B and D preferred stock represented a discount to the common stock’s market price of $0.60 per share. For accounting purposes, this $0.40 per-share discount is considered a beneficial conversion feature. Accordingly, Sterling recorded this discount, valued at $604.6 million in aggregate, as a reduction to preferred stock and as an increase to common stock.

In addition to the adjustment to the exercise price of the warrant held by Treasury, the terms of the warrant were revised to include a future adjustment to the exercise price for any subsequent issuances of common stock by Sterling that would result in dilution to the warrant. This term is deemed a “ratchet provision,” resulting in the warrant being carried as a derivative liability as compared to a common stock equity equivalent for balance sheet purposes. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements flowing through earnings. The initial value attributed to the warrant was $3.7 million, with the fair value estimated using the Black-Scholes option pricing model, with assumptions of 105% volatility, a risk-free rate of 2.63%, a yield of 0% and an estimated life of 10 years. From August 26, 2010 through September 30, 2010, this instrument’s estimated value change resulted in an expense of $317,000 being recorded in other noninterest income.

Subsequent to the Recapitalization Transactions on August 26, 2010, and assuming the warrants held by THL, Warburg and Treasury are fully exercised, THL and Warburg together owned approximately 45% of Sterling on an as-converted basis, and Treasury owned approximately 9% of Sterling on an as-converted basis.

Pursuant to the terms of the Recapitalization agreements, Sterling agreed to call a special meeting of its shareholders (the “Special Meeting”) to seek approval to increase the authorized number of shares of common stock from 750 million to 10 billion and convert the outstanding Series B and D preferred stock into common stock, and the exercisability of the warrants issued to THL and Warburg Pincus for shares of common stock. On October 21, 2010, Sterling held the Special Meeting at which shareholders approved: (1) the increase in the authorized number of shares of common stock from 750 million to 10 billion; (2) the conversion of outstanding Series B and D preferred stock into common stock, and the exercisability of the warrants issued to THL and Warburg Pincus for shares of common stock; and (3) an amendment to Sterling’s Restated Articles of Incorporation to effect a reverse stock split of Sterling’s common stock at a ratio to be determined by Sterling’s board of directors between one-for-50 and one-for-125 shares of common stock.

On October 22, 2010 the series B and D preferred stock were converted into 3,358,000,000 shares of common stock. Upon conversion, the $604.6 million beneficial conversion feature was amortized and recognized as a non-cash dividend paid to the preferred shareholders. The amortization of the beneficial conversion feature will result in a non-cash reduction in income available to common shareholders during the fourth quarter of 2010 but will have no effect on Sterling’s total equity or its regulatory capital position.

6. Earnings (Loss) Per Share:

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended September 30,
	2010				2009
	Net Income (Loss) Available to Common Shareholders		Weighted Average Shares	Per Share Amount	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$33,592		314,481,750	$0.11	$(463,725)	51,922,871	$(8.93)

Effect of dilutive securities:
Common stock warrants	0		70,312,569	0.00	0	0	0.00
Convertible preferred stock	0		1,314,000,000	(0.09)	0	0	0.00
Restricted shares	0		137,772	0.00	0	0	0.00

Diluted computations	$33,592	(1)	1,698,932,091	$0.02	$(463,725)	51,922,871	$(8.93)

Antidilutive securities not included in diluted earnings per share:
Common stock options			1,308,986			1,986,471
Common stock warrant			0			6,437,677
Restricted shares			0			209,793

Total antidilutive			1,308,986			8,633,941

(1)	Includes the $84.3 million noncash increase in income available to common shareholders from the Treasury preferred stock conversion into common stock.

	Nine Months Ended September 30,
	2010				2009
	Net Income (Loss) Available to Common Shareholders		Weighted Average Shares	Per Share Amount	Net Income (Loss) Available to Common Shareholders	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share amounts)
Basic computations	$(113,408)		140,451,899	$(0.81)	$(522,395)	51,913,907	$(10.06)

Effect of dilutive securities:	0		0	0.00	0	0	0.00

Diluted computations	$(113,408	)(1)	140,451,899	$(0.81)	$(522,395)	51,913,907	$(10.06)

Antidilutive securities not included in diluted earnings per share:
Common stock options			1,393,372			2,009,394
Common stock warrants			23,695,078			6,437,677
Convertible preferred stock			442,813,187			0
Restricted shares			158,220			223,005

Total antidilutive			468,059,857			8,670,076

(1)	Includes the $84.3 million noncash increase in income available to common shareholders from the Treasury preferred stock conversion into common stock.

The accounting standards codification requires a two-class method of computing earnings per share for entities that have participating securities such as Sterling’s unvested restricted shares. Application of the two-class method resulted in the materially equivalent earnings per share as the application of the treasury method, which is presented above.

On October 22, 2010, outstanding Series B and D preferred stock were converted into common stock. Upon conversion, the $604.6 million preferred stock beneficial conversion feature was amortized and recognized as a non-cash dividend paid to the preferred shareholders. The amortization of the discount will result in a non-cash reduction in income available to common shareholders during the fourth quarter of 2010 but will have no effect on Sterling’s total equity or its regulatory capital position. See Note 5 for a discussion.

7. Non-Interest Expenses:

The following table details the components of Sterling’s total non-interest expenses:

	Three Months Ended September,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Employee compensation and benefits	$44,077	$41,924	$125,875	$125,039
OREO operations	10,456	9,808	38,585	36,097
Occupancy and equipment	9,489	12,859	28,246	35,736
Insurance	6,632	6,975	29,508	23,353
Professional fees	6,277	1,439	14,911	4,494
Data processing	5,858	5,221	16,322	15,551
Advertising	3,484	3,077	9,308	8,931
Depreciation	3,326	3,566	10,266	10,616
Amortization of core deposit intangibles	1,225	1,225	3,674	3,674
Travel and entertainment	910	1,321	2,742	3,975
Other	2,489	2,952	8,078	8,038

Non-interest expense before impairment charge	94,223	90,367	287,515	275,504
Goodwill impairment	0	227,558	0	227,558

Total	$94,223	$317,925	$287,515	$503,062

The increase in noninterest expenses over the three month comparative period, excluding the goodwill impairment, was due to higher professional and advisory fees, board of director fees and higher commissions related to increased residential lending production levels, with the increase in the nine month comparative periods, before the goodwill impairment charge, from higher levels of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, and professional and advisory fees. These increases were partially offset by declines in occupancy and equipment.

8. Income Taxes:

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Sterling assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Sterling determined that the negative evidence associated with recent loss history, the regulatory agreements in place at the time of the assessment, and the credit condition of its loan portfolio outweighed the positive evidence. Therefore, during the third quarter of 2009, a full valuation allowance was established against its deferred tax asset, with the allowance totaling $345.0 million as of September 30, 2010, compared with $269.0 million as of December 31, 2009. As of September 30, 2010 and December 31, 2009, Sterling’s deferred tax asset included approximately $247 million and $136 million, respectively, of net operating loss carryforwards.

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

•

The Residential Mortgage Banking segment originates and sells servicing-retained and servicing-released residential loans through loan production offices of Sterling’s home loan division. The home loan division’s operations were previously performed by Sterling’s subsidiary Golf Savings Bank, which on August 2, 2010 was merged into Sterling Savings Bank.

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

The following table presents certain financial information regarding Sterling’s segments and provides a reconciliation to Sterling’s consolidated totals for the periods presented:

	As of and for the Three Months Ended September 30, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$99,481	$1,391	$5,131	$717	$(66)	$106,654
Interest expense	(31,544)	(3,380)	(2,636)	0	(1,659)	(39,219)

Net interest income (expense)	67,937	(1,989)	2,495	717	(1,725)	67,435
Provision for credit losses	(52,371)	(7,629)	(892)	0	0	(60,892)
Noninterest income	23,675	5	14,759	843	376	39,658
Noninterest expense	(79,770)	(1,364)	(6,609)	(1,659)	(4,821)	(94,223)

Income (loss) before income taxes	$(40,529)	$(10,977)	$9,753	$(99)	$(6,170)	$(48,022)

Total assets	$8,976,324	$398,881	$655,536	$7,658	$(8,356)	$10,030,043

	As of and for the Three Months Ended September 30, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$129,744	$6,286	$6,729	$5,776	$233	$148,768
Interest expense	(47,933)	(8,836)	(3,309)	0	(1,631)	(61,709)

Net interest income (expense)	81,811	(2,550)	3,420	5,776	(1,398)	87,059
Provision for credit losses	(116,024)	(74,976)	(4,505)	0	0	(195,505)
Noninterest income	17,782	23	11,929	760	(3,063)	27,431
Noninterest expense	(302,414)	(1,720)	(10,544)	(2,042)	(1,205)	(317,925)

Income (loss) before income taxes	$(318,845)	$(79,223)	$300	$4,494	$(5,666)	$(398,940)

Total assets	$10,134,623	$1,157,089	$577,895	$16,412	$(12,529)	$11,873,490

	As of and for the Nine Months Ended September 30, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$314,067	$6,313	$17,834	$3,137	$4	$341,355
Interest expense	(97,671)	(15,052)	(8,629)	0	(4,583)	(125,935)

Net interest income (expense)	216,396	(8,739)	9,205	3,137	(4,579)	215,420
Provision for credit losses	(151,831)	(60,169)	(8,229)	0	0	(220,229)
Noninterest income	63,285	28	41,246	2,005	(381)	106,183
Noninterest expense	(236,399)	(4,387)	(31,592)	(4,070)	(11,067)	(287,515)

Income (loss) before income taxes	$(108,549)	$(73,267)	$10,630	$1,072	$(16,027)	$(186,141)

Total assets	$8,976,324	$398,881	$655,536	$7,658	$(8,356)	$10,030,043

	As of and for the Nine Months Ended September 30, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(Dollars in thousands)
Interest income	$397,175	$25,351	$21,791	$18,412	$689	$463,418
Interest expense	(160,322)	(23,902)	(10,364)	0	(5,804)	(200,392)

Net interest income (expense)	236,853	1,449	11,427	18,412	(5,115)	263,026
Provision for credit losses	(175,559)	(147,441)	(18,114)	0	0	(341,114)
Noninterest income	61,817	270	41,173	2,199	(9,710)	95,749
Noninterest expense	(460,757)	(5,851)	(26,736)	(6,292)	(3,426)	(503,062)

Income (loss) before income taxes	$(337,646)	$(151,573)	$7,750	$14,319	$(18,251)	$(485,401)

Total assets	$10,134,623	$1,157,089	$577,895	$16,412	$(12,529)	$11,873,490

10. Stock-Based Compensation:

The following is a summary of stock option and restricted stock activity during the nine months ended September 30, 2010:

	Stock Options		Restricted Stock
	Number	Weighted Average Exercise Price	Number	Weighted Average Grant Price
Balance, January 1, 2010	1,892,882	$21.04	261,750	$9.40
Granted	0	0.00	0	0.00
Exercised/vested	0	0.00	(65,500)	12.53
Cancelled/expired	(631,705)	22.14	(81,000)	11.15

Outstanding, September 30, 2010	1,261,177	$20.52	115,250	$6.40

Exercisable, September 30, 2010	966,299	$22.68

At September 30, 2010, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 3.1 years and $0, respectively, and of stock options exercisable was 2.8 years and $0, respectively, and at December 31, 2009, were 2.9 years and $0, respectively, and 2.4 years and $0, respectively. As of September 30, 2010, a total of 2,235,035 shares remained available for grant under Sterling’s 2001, 2003 and 2007 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight or ten years. The intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $0 for both periods because no options were exercised during the periods, and fair value of options granted were $0 and $193,000, respectively. The stock options and restricted shares granted during 2009 have vesting schedules ranging from two to four years. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

	Nine Months Ended September 30,
	2010	2009
Expected volatility	n/a	72%
Expected term (in years)	n/a	4.4
Expected dividend yield	n/a	0.00%
Risk free interest rate	n/a	2.07%

Stock-based compensation expense recognized during the periods presented was as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Stock based compensation expense:
Stock options	$567	$800
Restricted stock	246	1,404

Total	$813	$2,204

As of September 30, 2010, unrecognized equity compensation expense totaled $1.1 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 1.3 years. During the nine months ended September 30, 2010, 33,750 stock options were forfeited, and 81,000 shares of restricted stock were forfeited.

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of September 30, 2010, Sterling had $211.9 million of interest rate lock commitments, $257.8 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $436.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $29.9 million as of September 30, 2010. As of December 31, 2009, Sterling had $110.0 million of interest rate lock commitments, $119.7 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $234.0 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $29.5 million as of December 31, 2009. As of September 30, 2010 and December 31, 2009, Sterling had entered into best efforts forward commitments to sell $23.0 million and $51.6 million of mortgage loans, respectively.

In the normal course of business, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various counterparties (“broker-dealers” or “dealers”). The counterparty swap agreements include certain representations, warranties and covenants, which include terms that allow for an early termination in the event of default. Failure to maintain a well capitalized position is one event that may be considered a default, and counterparties to the swap agreements could require an early termination settlement or an increase in the collateral to secure derivative instruments that are in net liability positions to Sterling. During the nine months ended September 30, 2010, no counterparties declared an early termination event. During the third quarter, Sterling received $730.0 million in connection with the Recapitalization Transactions, and management therefore believes that Sterling is not likely to experience an early termination event in connection with its capital levels. Both customer and dealer related interest rate derivatives are carried at fair value by Sterling.

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

The carrying amounts and fair values of financial instruments as of the periods indicated, were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

	September 30, 2010		December 31, 2009
	Carrying	Fair Value	Carrying	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$713,991	$713,991	$573,006	$573,006
Investments and MBS:
Available for sale	2,708,595	2,708,595	2,160,325	2,160,325
Held to maturity	14,322	14,322	17,646	17,646
Loans held for sale	314,784	314,784	190,412	190,412
Loans receivable, net	5,665,503	5,624,942	7,344,199	7,309,894
Accrued interest receivable	36,404	36,404	43,869	43,869
Other assets	110,755	110,755	108,502	108,502

Financial liabilities:
Non-maturity deposits	3,391,261	3,251,170	3,593,703	3,331,416
Deposits with stated maturities	3,517,953	3,591,862	4,181,487	4,241,141
Borrowings	2,120,532	2,143,339	2,634,594	2,581,832
Accrued interest payable	18,074	18,074	22,245	22,245
Other liabilities	9,583	9,583	4,319	4,319

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Balance, September 30, 2010:
Investment securities available-for-sale:
MBS	$2,489,129	$0	$2,489,129	$0
Municipal bonds	199,786	0	199,786	0
Other	19,680	0	19,680	0

Total investment securities available-for-sale	2,708,595	0	2,708,595	0
Loans held for sale	314,784	0	314,784	0
Other assets - derivatives	10,548	0	4,680	5,868

Total assets	$3,033,927	$0	$3,028,059	$5,868

Other liabilities - derivatives	$9,583	$0	$3,987	$5,596

Balance, December 31, 2009:
Investment securities available-for-sale:
MBS	$1,944,989	$0	$1,944,989	$0
Municipal bonds	195,282	0	195,282	0
Other	20,054	0	20,054	0

Total investment securities available-for-sale	2,160,325	0	2,160,325	0
Loans held for sale	190,412	0	190,412	0
Other assets - derivatives	7,820	0	3,273	4,547

Total assets	$2,358,557	$0	$2,354,010	$4,547

Other liabilities - derivatives	$4,319	$0	$0	$4,319

The following table provides a reconciliation of interest rate swaps measured at fair value using significant unobservable or Level 3 inputs on a recurring basis during the nine months ended September 30, 2010 and the year ended December 31, 2009. Gains and losses on these interest rate swaps are included in earnings as interest income or expense.

	Beginning Balance	Change included in earnings	Ending Balance
	(Dollars in thousands)
Nine Months Ended September 30, 2010
Other assets - derivatives	$4,547	$1,321	$5,868
Other liabilities - derivatives	4,319	1,277	5,596

Year Ended December 31, 2009
Other assets - derivatives	7,460	(2,913)	4,547
Other liabilities - derivatives	7,460	(3,141)	4,319

Level 2 derivatives represent mortgage banking interest rate lock and loan delivery commitments, as well as a common stock warrant carried as a derivative liability. Level 3 derivatives represent interest rate swaps, with market values for these instruments being a function of the interest rate and term of the underlying loan. See Note 11 for a further discussion of these derivatives. Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Mortgage banking operations	$8,778	$5,174

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

	September 30, 2010
	Total Carrying Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans	$663,251	$0	$0	$663,251
OREO	153,565	0	0	153,565
Mortgage servicing rights	13,140	0	13,140	0

	December 31, 2009
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$702,477	$0	$0	$702,477
OREO	78,302	0	0	78,302
Mortgage servicing rights	12,062	0	12,062	0

The loans disclosed above represent the carrying value of impaired loans at period end. Mortgage servicing rights were written down mainly due to market derived assumptions associated with expected accelerated mortgage prepayment speeds based upon lower interest rates. Sterling carries its mortgage servicing rights at LOCOM, and as such, they are measured at fair value on a non-recurring basis. OREO represents the carrying value after write-downs taken at foreclosure that were charged to the loan loss allowance, as well as specific reserves established subsequent to foreclosure due to updated appraisals. During 2009, goodwill was tested for impairment and determined to be fully impaired.

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

13. Regulatory Matters and Capital Position:

On September 27, 2010, Sterling announced that its banking regulators had terminated the cease and desist order put in place in October 2009 with Sterling Savings Bank, reflecting a strengthened balance sheet and capital position. Although the cease and desist is no longer applicable, Sterling Savings Bank will continue to be subject to enhanced supervisory review by the FDIC and WDFI under a memorandum of understanding (the “SSB MOU”), pursuant to which Sterling Savings Bank must maintain Tier 1 capital in an amount that ensures that its leverage ratio is at least 8 percent. Sterling Savings Bank will also be required to meet certain asset quality targets and comply with other requirements. As of the date of this filing, Sterling continues to be subject to a regulatory agreement with the Federal Reserve Bank of San Francisco.

During the third quarter of 2010, Sterling Savings Bank returned to a well-capitalized status following the termination of the FDIC cease and desist order, with the termination of the order occurring subsequent to Sterling receiving aggregate proceeds of $730.0 million in connection with the Recapitalization Transactions and Sterling downstreaming $650.0 million to Sterling Savings Bank in the form of a common stock investment. The following table sets forth the respective capital positions for Sterling and Sterling Savings Bank for the periods presented:

	Sept 30, 2010	December 31, 2009
Sterling Financial Corporation:
Tier 1 leverage ratio	10.5%	3.5%
Tier 1 risk-based capital ratio	16.0%	4.9%
Total risk-based capital ratio	17.3%	7.9%
Sterling Savings Bank:
Tier 1 leverage ratio	10.2%	4.2%
Tier 1 risk-based capital ratio	15.5%	5.9%
Total risk-based capital ratio	16.8%	7.3%

14. Subsidiary Merger:

On August 2, 2010, Golf Savings Bank was merged into Sterling Savings Bank. The mortgage banking operations of Golf Savings Bank are continuing to operate as a division within Sterling Savings Bank. Both Golf Savings Bank and Sterling Savings Bank were wholly owned subsidiaries of Sterling and the transaction therefore did not impact the consolidated financial statements of Sterling.

15. Subsequent Events:

On October 21, 2010, Sterling held the Special Meeting at which shareholders approved: (1) the increase in the authorized number of shares of common stock from 750 million to 10 billion; (2) the conversion of outstanding Series B and D preferred stock into, and the exercisability of the warrants issued to THL and Warburg Pincus for shares of common stock; and (3) an amendment to Sterling’s Restated Articles of Incorporation to effect a reverse stock split of Sterling’s common stock at a ratio to be determined by Sterling’s board of directors between one-for-50 and one-for-125 shares of common stock. On October 22, 2010, the series B and D preferred stock were converted into 3,358,000,000 shares of common stock.

PART I – Financial Information (continued)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

September 30, 2010

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

General

Sterling Financial Corporation (“Sterling”) is a bank holding company, organized under the laws of Washington State in 1992. The principal operating subsidiary of Sterling is Sterling Savings Bank. Sterling Savings Bank, headquartered in Spokane, Washington, commenced operations in 1983 as a Washington State-chartered federally insured stock savings and loan association, and in 2005 converted to a commercial bank. Sterling Savings Bank offers commercial banking products and services, mortgage lending, construction financing and investment products to individuals, small business, commercial organizations and corporations.

Sterling’s dedication to personalized service and relationship banking has enabled it to attract both retail deposits and lending relationships in the western United States. With $10.03 billion in total assets as of September 30, 2010, Sterling originates loans and attracts Federal Deposit Insurance Corporation (“FDIC”) insured and uninsured deposits from the general public throughout its five state footprint through Sterling Savings Bank and through its commercial real estate division INTERVEST-Mortgage Investment Company (“INTERVEST’). On August 2, 2010, Golf Savings Bank, which was a wholly owned subsidiary of Sterling, was merged into Sterling Savings Bank, with the residential units of both banks combined within the home loan division (“Home Loan Division”) of Sterling Savings Bank. The Home Loan Division originates residential loans, both for sale into the secondary market and for the loan portfolio. Sterling also markets fixed income and equities, mutual funds, annuities and other financial products through wealth management representatives located throughout Sterling’s financial service centers network.

Recent Developments

Sterling has been facing a number of challenges resulting from operating losses, driven by credit quality issues. On September 27, 2010, the cease and desist order put in place by the FDIC and the Washington Department of Financial Institutions was removed from Sterling Savings Bank. As of September 30, 2010, Sterling Savings Bank had returned to well-capitalized status. On August 26, 2010, Sterling completed several transactions as part of its recapitalization and recovery plan, receiving $730.0 million in aggregate proceeds (collectively, the “Recapitalization Transactions” or the “Recapitalization”). The Recapitalization comprised three principal transactions:

•

an investment of approximately $170.9 million by each of (a) Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. (collectively, “THL” or an “Anchor Investor”) and (b) Warburg Pincus Private Equity X, L.P. (“Warburg Pincus” or an “Anchor Investor”), pursuant to which each received 68,366,000 shares of common stock, 1,709,150 shares of Series B preferred stock, and a seven-year warrant to purchase 86,625,000 shares of common stock at an exercise price of $0.22 per share (the “Anchor Investments”);

•

the exchange of 303,000 shares of preferred stock held by the U.S. Department of the Treasury (“Treasury”) at a discounted exchange value into 378,750,000 shares of common stock at a conversion price of $0.20 per share, and amendment of the terms of the warrant held by Treasury to purchase 6,437,677 shares of common stock at an exercise price of $7.06 per share to provide for an exercise price of $0.20 per share for a ten-year term (the “Treasury Exchange”); and

•	investments by accredited investors of an aggregate of $388.2 million in exchange for an aggregate of 155,268,000 shares of common stock and 3,881,700 shares of Series D preferred stock.

The Treasury Exchange resulted in a non-cash increase in income available to common shareholders of $84.3 million because the book value of the preferred stock plus accrued dividends was greater than the $230.9 million fair value of the common stock issued to Treasury and the fair value of the new warrant. This accounting treatment had no effect on Sterling’s total equity or its regulatory capital position.

The issuance price on an as-converted basis of $0.20 per common share for the Series B and D preferred stock represented a discount to the common stock’s market price of $0.60 per share. For accounting purposes, this $0.40 per-share discount is considered a beneficial conversion feature. Accordingly, Sterling recorded this discount, valued at $604.6 million in aggregate, as a reduction to preferred stock and as an increase to common stock.

Pursuant to the terms of the Recapitalization agreements, Sterling agreed to call a special meeting of its shareholders (the “Special Meeting”) to seek approval to increase the authorized number of shares of common stock from 750 million to 10 billion and convert the outstanding Series B and D preferred stock into common stock, and the exercisability of the warrants issued to THL and Warburg Pincus for shares of common stock. On October 21, 2010, Sterling held the Special Meeting at which shareholders approved: (1) the increase in the authorized number of shares of common stock from 750 million to 10 billion; (2) the conversion of outstanding Series B and D preferred stock into common stock, and the exercisability of the warrants issued to THL and Warburg Pincus for shares of common stock; and (3) an amendment to Sterling’s Restated Articles of Incorporation to effect a reverse stock split of Sterling’s common stock at a ratio to be determined by Sterling’s board of directors between one-for-50 and one-for-125 shares of common stock.

On October 22, 2010, the series B and D preferred stock were converted into 3,358,000,000 shares of common stock. Upon conversion the $604.6 million beneficial conversion feature was amortized and recognized as a non-cash dividend paid to the preferred shareholders. The amortization of the beneficial conversion feature will result in a non-cash reduction in income available to common shareholders during the fourth quarter of 2010 but will have no effect on Sterling’s total equity or its regulatory capital position.

Recent additions to Sterling’s board of directors and officers bring a broad level of financial services experience and regulatory expertise. Les Biller, the former vice chairman and chief operating officer of Wells Fargo & Company, now serves as non-executive chairman of Sterling’s board. Additional board appointments include David A. Coulter, managing director of Warburg Pincus and former chairman and chief executive officer of BankAmerica Corp.; Scott Jaeckel, managing director of THL and director for several public and private companies; Robert H. Hartheimer, a former FDIC division director, investment banker and regulatory consultant; and Robert C. Donegan, president of Seattle based Ivar’s Inc. At Sterling Savings Bank, Dave DePillo, a 25 year industry veteran, joined as chief credit officer.

In addition to the strategies described in Sterling’s Annual Report on Form 10-K for the year ended December 31, 2009, Sterling plans to pursue a strategy of acquiring additional banks, through FDIC-assisted transactions or otherwise. There can be no assurances that this strategic goal will be achieved in a short time frame or even at all. See “Risk Factors—We cannot determine whether or when certain agreements entered into with our regulators will be lifted” and “Risk Factors—Our strategy of pursuing FDIC-assisted acquisition opportunities may not be successful.”

Executive Summary and Highlights

Sterling reported a net loss attributable to common shareholders during the nine months ended September 30, 2010 and 2009 of $113.4 million and $522.4 million, respectively, or $0.81 and $10.06 per common share, respectively. The 2010 results included a provision for credit losses of $220.2 million, a one-time, non-cash increase to income available to common shareholders of $84.3 million related to conversion of Treasury’s preferred stock investment into common stock, and an increase in the allowance for deferred tax assets of $76.0 million. The 2009 results included a provision for credit losses of $341.1 million, a non-cash charge for goodwill of $227.6 million and an allowance for deferred tax assets of $143.0 million. Sterling’s cumulative efforts to address credit quality have led to the lower provision for credit losses, and a decline in the balance of total classified assets.

Net interest income declined 23 percent and 18 percent over the respective three and nine months ended September 30, 2010 compared to the 2009 periods, reflecting the decline in average loan balances, the reversal of interest income on nonperforming loans, and the increase in cash and short term investments relative to loans. Loan originations during the three and nine months ended September 30, 2010 totaled $810.5 million and $2.03 billion, respectively, the majority of which were through the Home Loan Division for sale into the secondary market.

Sterling continued to deleverage its balance sheet throughout the nine months ended September 30, 2010, as reflected in assets with a 23 percent, or $1.68 billion decline in loan balances, and in liabilities with a 71 percent, or $762.5 million reduction of brokered deposits, 37 percent, or $499.9 million decline in FHLB advances, and the 58 percent, or $300.8 million decline in public transaction accounts. The concentration of construction loans declined, reflecting progress in credit risk management. Retail deposits increased as a percentage of total deposits reflecting improvement in the mix of the deposit base.

During the third quarter of 2010, Sterling Savings Bank returned to a well-capitalized status following the termination of the FDIC cease and desist order, with the termination of the order occurring subsequent to the receipt of aggregate proceeds of $730.0 million from the Recapitalization. Driven by the inflow of funds from the Recapitalization Transactions, the investment securities portfolio grew by $767.0 million during the third quarter. Key financial measures as of and for the periods ended September 30, 2010 include:

•	Tier 1 leverage ratio was 10.5% at September 30, 2010 compared with 2.0% at June 30, 2010.

•	Classified assets declined by $315.0 million, or 19 percent from the beginning of the year.

•	Non-performing loans declined 10 percent to $809.0 million, compared to $895.9 million at December 31, 2009.

•	Construction loans were 12 percent of the loan portfolio as of September 30, 2010, as compared with 20 percent as of December 31, 2009.

•	Retail deposits increased to 87 percent of total deposits from 76 percent of total deposits at the beginning of the year.

•	Deposit funding costs were 127 basis points during the third quarter of 2010, which was 70 basis points below the same period in 2009.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. The current disruption in economic activity and further declines in real estate values could continue to adversely affect cash flows for both commercial and individual borrowers, and as a result Sterling could experience further increases in nonperforming assets, delinquencies and losses on loans. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at September 30, 2010.

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

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other than-temporarily impaired at September 30, 2010, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. Sterling holds a single-issuer trust preferred security that has been negatively impacted by temporary credit market disruptions. As of September 30, 2010, the trust preferred security is rated A1 by Moody’s and has an amortized cost of $24.8 million compared to a $19.7 million market value, or an unrealized loss of $5.1 million.

As of September 30, 2010, Sterling also held private label collateralized mortgage obligations with an aggregate amortized cost of $57.4 million compared to a $59.0 million market value, or a net unrealized gain of $1.6 million. All private label collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are AAA rated according to at least one major rating agency. The vintage, or years of issuance, for these nonagency MBS ranges from 2003 to 2005.

As of September 30, 2010, Sterling expects the return of all principal and interest on all securities within its investment and mortgage-backed securities portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and does not believe it is more likely than not that it would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Fair Value of Financial Instruments. Sterling’s available-for-sale securities portfolio totaled $2.71 billion and $2.16 billion as of September 30, 2010 and December 31, 2009, respectively, and was the majority of Sterling’s financial instruments that are carried at fair value. These securities are valued using a pricing service’s matrix technique based on quoted prices for similar instruments, which Sterling validates with non-binding broker quotes, in-depth collateral analysis and cash flow stress testing.

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

Sterling uses an estimate of future earnings, and an evaluation of its loss carryback ability and tax planning strategies to determine whether or not the benefit of its net deferred tax asset will be realized. Sterling assessed whether it was more likely than not that it would realize the benefits of its deferred tax asset. Sterling determined that the negative evidence associated with recent loss history, the regulatory agreements in place at the time of the assessment, and the credit condition of its loan portfolio outweighed the positive evidence. Therefore, during the third quarter of 2009, a full valuation allowance was established against its deferred tax asset, with the allowance totaling $345.0 million as of September 30, 2010, compared with $269.0 million as of December 31, 2009. Sterling’s deferred tax asset includes approximately $247 million of net operating loss carryforwards as of September 30, 2010.

Results of Operations

Overview. Sterling’s results during the three months ended September 30, 2010 included a net loss of $48.0 million and a one-time, non-cash increase in income available to common shareholders of $84.3 million related to the conversion of the preferred stock held by Treasury into common stock. As a result, net income attributable to common shareholders was $33.6 million, or $0.02 per diluted common share, as compared with a net loss of $463.7 million, or $8.93 per common share, for the three months ended September 30, 2009. The net loss attributable to common shareholders during the nine months ended September 30, 2010 was $113.4 million, or $0.81 per common share versus $522.4 million, or $10.06 per common share in 2009. During the three and nine months ended September 30, 2010, return on common equity (“ROE”) was 50.4% and (244.1%), respectively, and return on assets (“ROA”) was (1.94%) and (2.43%), respectively. During the three and nine months ended September 30, 2009, ROE was (257.4%) and (88.1%), respectively, and ROA was (14.98%) and (5.41%), respectively. The comparability of these periods was affected by the 2009 impairment charge for goodwill, the valuation allowance that was established against the deferred tax assets, the greater level of credit loss provisioning in 2009 versus 2010, and the 2010 non-cash increase in income available to common shareholders from the Treasury Exchange.

Net Interest Income. The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loan, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the past year, Sterling reduced the leverage in its balance sheet by reducing its higher risk assets and wholesale funding, including brokered deposits. Also during the period, Sterling carried a higher balance of cash and cash equivalents resulting in an increase in its on-balance sheet liquidity. The following table sets forth, on a tax equivalent basis, information with regard to Sterling’s net interest income, net interest spread and net interest margin:

	Three Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(Dollars in thousands)
ASSETS:
Loans:
Mortgage	$3,954,265	$43,495	4.36%	$5,230,402	$66,500	5.04%
Commercial and consumer	2,843,072	42,474	5.93%	3,658,281	52,725	5.72%

Total loans (1)	6,797,337	85,969	5.02%	8,888,683	119,225	5.32%
MBS	1,920,690	18,127	3.74%	2,348,941	27,148	4.59%
Investments and cash (2)	1,101,576	3,722	1.34%	510,093	3,493	2.72%

Total interest-earning assets	9,819,603	107,818	4.36%	11,747,717	149,866	5.06%

Noninterest-earning assets (3)	5,906			420,265

Total average assets	$9,825,509			$12,167,982

LIABILITIES and EQUITY:
Deposits:
Transaction	$1,738,126	315	0.07%	$1,854,150	630	0.13%
Savings	1,653,751	2,288	0.55%	1,730,058	3,434	0.79%
Time deposits	3,671,278	20,036	2.17%	4,611,249	36,542	3.14%

Total deposits	7,063,155	22,639	1.27%	8,195,457	40,606	1.97%
Borrowings	2,152,611	16,580	3.06%	2,771,325	21,103	3.02%

Total interest-bearing liabilities	9,215,766	39,219	1.69%	10,966,782	61,709	2.23%

Noninterest-bearing liabilities	165,568			193,097

Total average liabilities	9,381,334			11,159,879
Total average equity	444,175			1,008,103

Total average liabilities and equity	$9,825,509			$12,167,982

Tax equivalent net interest income and spread (4)		$68,599	2.67%		$88,157	2.83%

Tax equivalent net interest margin (4)			2.77%			2.98%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities that are included in accumulated other comprehensive income.
(3)	Includes confirmed losses on nonaccrual loans and the allowance for credit losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(Dollars in thousands)
ASSETS:
Loans:
Mortgage	$4,360,842	$142,414	4.37%	$5,409,547	$209,518	5.18%
Commercial and consumer	3,056,369	134,702	5.89%	3,737,310	160,836	5.57%

Total loans (1)	7,417,211	277,116	5.00%	9,146,857	370,354	5.41%
MBS	1,803,665	56,569	4.19%	2,365,921	84,606	4.78%
Investments and cash (2)	1,109,513	11,420	1.38%	602,651	11,842	2.63%

Total interest-earning assets	10,330,389	345,105	4.47%	12,115,429	466,802	5.15%

Noninterest-earning assets (3)	(75,661)			481,673

Total average assets	$10,254,728			$12,597,102

LIABILITIES and EQUITY:
Deposits:
Transaction	$1,865,514	1,674	0.12%	$1,776,041	1,810	0.14%
Savings	1,209,766	8,172	0.90%	1,805,992	12,743	0.94%
Time deposits	3,884,419	65,308	2.25%	4,797,049	118,975	3.32%

Total deposits	6,959,699	75,154	1.44%	8,379,082	133,528	2.13%
Borrowings	2,410,727	50,779	2.82%	2,965,411	66,864	3.01%

Total interest-bearing liabilities	9,370,426	125,933	1.80%	11,344,493	200,392	2.36%

Noninterest-bearing liabilities	566,303			166,741

Total average liabilities	9,936,729			11,511,234
Total average equity	317,999			1,085,868

Total average liabilities and equity	$10,254,728			$12,597,102

Tax equivalent net interest income and spread (4)		$219,172	2.67%		$266,410	2.79%

Tax equivalent net interest margin (4)			2.84%			2.94%

(1)	Includes gross nonaccrual loans.
(2)	Does not include market value adjustments on available for sale securities that are included in accumulated other comprehensive income.
(3)	Includes confirmed losses on nonaccrual loans and the allowance for credit losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Net interest income and net interest margin have been negatively affected by the increase in nonperforming assets, and a change in the mix of interest earnings assets. When loans reach nonperforming status, the reversal and cessation of accruing interest has an immediate negative impact on net interest margin. During the three months ended September 30, 2010, the reversal of interest income on nonperforming loans reduced the margin by 70 basis points compared to a reduction of 56 basis points during the same period in 2009, and a reduction of 80 basis points for the nine months ended September 30, 2010 compared with a reduction of 43 basis points during the same period in 2009. The effect of nonaccrual interest and the change in the mix of interest earning assets on Sterling’s net interest margin has been partially offset by a decline in funding costs.

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

Sterling recorded provisions for credit losses of $60.9 million and $220.2 million for the three and nine months ended September 30, 2010, respectively. This compares to a provision for credit losses of $195.5 million and $341.1 million for the three and nine months ended September 30, 2009, respectively. The decline in the level of the provision over these periods primarily relates to the reduction in the level of classified loans, particularly in the construction portfolio, and the amount of losses previously recognized on these classified loans. The following table summarizes the allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Allowance for credit losses
Allowance - loans, January 1	$343,443	$208,365
Provision	220,590	341,114
Charge-offs	(336,507)	(298,540)
Recoveries	20,979	14,981
Transfers	0	9,831

Allowance - loans, September 30	248,505	275,751

Allowance - unfunded commitments, January 1	11,967	21,334
Provision	(361)	0
Charge-offs	(589)	0
Transfers	0	(9,831)

Allowance - unfunded commitments, September 30	11,017	11,503

Total credit allowance	$259,522	$287,254

The following table presents classified assets by type, and also by market for Sterling’s classified construction assets:

	September 30, 2010		December 31, 2009		September 30, 2009
	(Dollars in thousands)
Residential construction
Puget Sound	$72,217	6%	$197,227	13%	$208,988	18%
Portland, OR	52,509	5%	121,352	8%	135,643	12%
Bend, OR	6,665	1%	25,996	2%	22,049	2%
Northern California	13,062	1%	17,148	1%	3,712	0%
Vancouver, WA	14,912	1%	22,509	1%	17,529	1%
Boise, ID	5,414	0%	21,924	1%	23,962	2%
Southern California	4,999	0%	9,920	1%	39,710	3%
Utah	1,060	0%	4,752	0%	6,386	1%
Other	24,858	2%	66,961	4%	69,651	6%

Total residential construction	195,696	16%	487,789	31%	527,630	45%

Commercial construction
Southern California	53,876	5%	109,793	7%	26,063	2%
Puget Sound	51,475	4%	53,440	3%	31,414	3%
Northern California	49,675	4%	47,644	3%	34,131	3%
Other	93,550	8%	126,503	8%	104,625	9%

Total commercial construction	248,576	21%	337,380	21%	196,233	17%

Multi-Family construction
Puget Sound	58,108	5%	75,420	5%	34,716	3%
Portland, OR	26,391	2%	19,032	1%	7,784	1%
Other	25,139	2%	30,256	2%	37,084	3%

Total multi-family construction	109,638	9%	124,708	8%	79,584	7%

Total construction	553,910	46%	949,877	60%	803,447	69%

Commercial banking	226,858	19%	269,521	17%	168,790	14%
Commercial real estate	193,124	17%	154,859	10%	81,754	7%
Residential real estate	129,001	11%	128,561	8%	74,448	6%
Multi-family real estate	42,054	4%	44,258	3%	31,921	3%
Consumer	20,573	3%	11,996	2%	9,016	1%

Total classified loans	1,165,520	100%	1,559,072	100%	1,169,376	100%

OREO	169,985		91,478		81,361

Total classified assets (1)	$1,335,505		$1,650,550		$1,250,737

(1)	Net of cumulative confirmed losses on loans and OREO of $588.4 million for September 30, 2010, $579.7 million for December 31, 2009, and $386.2 million for September 30, 2009.

While there has been an increase in commercial real estate classified assets during the last nine months, most other asset classes have reflected declines. Asset resolution activities, including loan sales, contributed to the decline in classified construction loans as a percentage of total classified loans. The following table provides information regarding the classified assets of the top 30 borrowing relationships as of September 30, 2010, which together constituted 29% of all classified assets at period end:

Description	Location	September 30, 2010
		(Dollars in thousands)
Commercial Construction: 3 loans	Puget Sound, WA & Other WA	$31,061
Commercial Construction & Real Estate: 5 loans	Other WA & Other OR	29,116
Commercial & Residential Construction: 2 loans	Puget Sound, WA & Other ID	21,476
Commercial Construction: 3 loans	Southern CA	21,352
Commercial Construction & Real Estate: 2 loans	Northern CA & Nevada	18,290
Commercial Construction: 1 loan	Puget Sound, WA	17,921
Commercial Construction & Real Estate: 2 loans	Northern CA	17,651
Commercial Construction: 1 loan	Portland, OR	14,578
Commercial Construction & Commercial: 2 loans	Puget Sound, WA & Other OR	14,576
Commercial Construction & Real Estate: 4 loans	Puget Sound, WA	13,640
Commercial Construction: 1 loan	Northern CA	11,772
Multifamily: 3 loans	Puget Sound, WA	11,375
Residential Construction & Commercial Real Estate: 5 loans	Portland, OR	11,236
Commercial Construction: 2 loans	Arizona	11,108
Multifamily: 1 loan	Portland, OR	10,864
Commercial Real Estate: 1 loan	Puget Sound, WA	10,146
Multifamily: 2 loans	Northern CA	9,901
Commercial: 1 loan	Arizona	9,736
Commercial & Commercial Construction: 4 loans	Other WA & Other OR	9,422
Commercial & Residential Construction: 4 loans	Portland, OR	9,370
Residential Construction: 1 loan	Puget Sound, WA	9,331
Commercial Construction: 1 loan	Southern CA	8,978
Commercial: 1 loan	Other OR	8,828
Residential Construction: 17 loans	Puget Sound, WA	8,484
Commercial Construction: 1 loan	Other OR	8,470
Multifamily: 2 loans	Northern CA	8,357
Commercial Construction: 3 loans	Puget Sound, WA	8,350
Commercial Construction: 1 loan	Northern CA	8,348
Residential Construction & Commercial Real Estate: 12 loans	Portland, OR & Southern CA	8,209
Commercial Construction: 1 loan	Arizona	7,695

Total - Classified Assets of top 30 borrowers		$389,641

Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, and related information are summarized in the following table as of the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Past due 90 days	$0	$0	$0
Nonaccrual loans	658,678	824,652	646,092
Restructured loans	150,293	71,279	101,437

Total nonperforming loans	808,971	895,931	747,529
OREO	170,010	91,478	81,361

Total nonperforming assets	978,981	987,409	828,890
Specific reserves:
Loans	(15,060)	(27,129)	0
OREO	(13,209)	(8,205)	(9,898)

Total specific reserves	(28,269)	(35,334)	(9,898)

Net nonperforming assets	$950,712	$952,075	$818,992

Nonperforming loans before charge-offs, gross	$1,075,334	$1,202,660	$848,859
Charge-offs on nonperforming loans	(412,083)	(500,183)	(328,679)

Nonperforming loans, net of charge-offs	663,251	702,477	520,180
Nonperforming loans without charge-offs (1)	145,720	193,454	227,349

Total nonperforming loans	$808,971	$895,931	$747,529

Nonperforming assets to total assets	9.76%	9.08%	6.98%
Nonperforming loans to loans	13.68%	11.65%	9.07%
Nonperforming loans carried at fair value to total nonperforming loans	82.0%	78.4%	69.6%
Charge-offs plus specific loan reserves to gross nonperforming loans	39.7%	43.8%	38.7%
Loan loss allowance to nonperforming loans	30.7%	38.3%	36.9%
Loan loss allowance to nonperforming loans excluding loans carried at fair value (2)	160.2%	163.5%	121.3%

(1)	Charge-offs have not been recorded on these nonperforming loans, as the value of the underlying collateral exceeds the carrying value of the loans.
(2)	Excludes the specific loan loss reserve.

As of September 30, 2010, Sterling has recognized confirmed losses totaling $412.1 million on collateral dependent nonperforming loans held in its portfolio. As a result of these confirmed losses, Sterling has written down the carrying value of these loans to the appraisal value of their underlying collateral. The loan loss coverage ratio, excluding these loans for which the full loss to date has been charged off, was 160.2% of nonperforming loans at September 30, 2010. Further declines in real estate appraisal values could result in additional losses on these loans.

The following table presents nonperforming assets by type, and also by market for Sterling’s nonperforming construction assets:

	September 30, 2010		December 31, 2009		September 30, 2009
	(Dollars in thousands)
Residential construction
Puget Sound	$87,980	9%	$154,369	16%	$134,730	16%
Portland, OR	59,785	6%	114,628	12%	124,849	15%
Bend, OR	9,413	1%	29,344	3%	22,926	3%
Northern California	15,732	2%	20,535	2%	6,016	1%
Vancouver, WA	14,333	1%	23,332	2%	15,504	2%
Boise, ID	6,310	1%	21,659	2%	23,550	3%
Southern California	5,168	1%	8,893	1%	37,777	5%
Utah	1,200	0%	4,451	0%	5,244	1%
Other	32,307	3%	62,267	6%	71,057	8%

Total residential construction	232,228	24%	439,478	44%	441,653	54%
Commercial construction
Southern California	32,716	3%	38,003	4%	18,375	2%
Puget Sound	52,884	5%	22,045	2%	19,864	2%
Northern California	51,368	5%	47,044	5%	15,741	2%
Other	94,931	10%	60,775	6%	73,326	9%

Total commercial construction	231,899	23%	167,867	17%	127,306	15%
Multi-Family construction
Puget Sound	57,985	6%	27,195	3%	21,724	2%
Portland, OR	10,864	1%	15,497	2%	5,690	1%
Other	31,414	3%	32,639	3%	0	0%

Total multi-family construction	100,263	10%	75,331	8%	27,414	3%

Total construction	564,390	57%	682,676	69%	596,373	72%

Commercial banking	133,407	14%	136,464	14%	100,370	12%
Commercial real estate	116,826	12%	69,540	7%	44,225	5%
Residential real estate	127,770	13%	71,642	7%	68,045	8%
Multi-family real estate	25,640	3%	20,478	2%	13,474	2%
Consumer	10,948	1%	6,609	1%	6,403	1%

Total nonperforming assets	978,981	100%	987,409	100%	828,890	100%

Specific reserves	(28,269)		(35,334)		(9,898)

Net nonperforming assets (1)	$950,712		$952,075		$818,992

(1)	Net of cumulative confirmed losses on loans and OREO of $588.4 million for September 30, 2010, $579.7 million for December 31, 2009, and $386.2 million for September 30, 2009.

Residential nonperforming construction assets declined 47% during the nine months ended September 30, 2010, which reflects, in part, Sterling’s disposal activities through loan sales and short sales. Increases in commercial construction nonperforming assets since December 31, 2009 included two relationships totaling an aggregate of approximately $25 million in the Puget Sound region, and two relationships in Arizona totaling an aggregate of approximately $13 million. The increase in multi-family construction nonperforming assets represented a number of lending relationships in the Puget Sound region. Approximately half of the increase in nonperforming commercial real estate since December 31, 2009 was due to a number of relationships throughout Northern California and two relationships in Arizona, totaling approximately $12 million. The increase in nonperforming residential real estate during 2010 was a result of higher levels of bridge loans to developers primarily for non-owner occupied units.

Non-Interest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fees and service charges	$13,826	$15,088	$41,094	$43,806
Mortgage banking operations	19,409	9,485	42,354	36,525
Loan servicing fees	(1,120)	1,146	(382)	1,701
BOLI	1,570	1,815	5,425	5,221
Gains on sales of securities	7,005	825	24,265	12,382
Other	(1,032)	(928)	(6,573)	(3,886)

Total	$39,658	$27,431	$106,183	$95,749

The decline in fees and service charges over the three and nine month comparative periods was primarily due to a lower level of NSF fees and loan fees. The level of residential loan refinancing contributed to the increase in income from mortgage banking operations for the three and nine months ended September 30, 2010 as compared with the 2009 respective periods. The margin on residential loan sales for the three and nine months ended September 30, 2010 was 2.43% and 2.26% respectively, compared with 1.40% and 1.46% during the 2009 respective periods. The change in loan servicing income for both the three and nine month comparative periods is due to fluctuations in the value of mortgage servicing rights. Securities sales during 2010 were a product of both realizing opportunities in the market as well as managing the portfolios’ effective duration. Other noninterest income for the nine months ended 2010 includes $3.7 million of losses on the sale of loans that occurred during the first quarter of 2010 primarily due to the sale of $218.5 million of consumer indirect auto loans. Other noninterest income for the nine months ended 2009 includes a $1.1 million loss resulting from the failure of a Washington state public depository bank.

The following table summarizes certain information regarding Sterling’s residential and commercial mortgage banking activities for the periods indicated:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Originations of residential mortgage loans	$732,114	$705,721	$1,785,315	$2,362,753
Originations of commercial real estate loans	30,666	18,771	67,992	134,729
Sales of residential mortgage loans - delivered	520,612	734,082	1,667,527	2,150,137
Sales of commercial real estate loans	2,453	10,000	64,234	28,534
Principal balances of residential loans serviced for others	3,114,174	953,675	3,114,174	953,675
Principal balances of commercial real estate loans serviced for others	1,528,539	1,672,479	1,528,539	1,672,479

Non-Interest Expenses. Non-interest expenses were as follows for the periods presented:

	Three Months Ended September,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Employee compensation and benefits	$44,077	$41,924	$125,875	$125,039
OREO operations	10,456	9,808	38,585	36,097
Occupancy and equipment	9,489	12,859	28,246	35,736
Insurance	6,632	6,975	29,508	23,353
Professional fees	6,277	1,439	14,911	4,494
Data processing	5,858	5,221	16,322	15,551
Advertising	3,484	3,077	9,308	8,931
Depreciation	3,326	3,566	10,266	10,616
Amortization of core deposit intangibles	1,225	1,225	3,674	3,674
Travel and entertainment	910	1,321	2,742	3,975
Other	2,489	2,952	8,078	8,038

Non-interest expense before impairment charge	94,223	90,367	287,515	275,504
Goodwill impairment	0	227,558	0	227,558

Total	$94,223	$317,925	$287,515	$503,062

The increase in noninterest expenses over the three month comparative periods, excluding the goodwill impairment, was due to higher professional and advisory fees, board of director fees and higher commissions related to increased residential lending production levels, with the increase in the nine month comparative periods, before the goodwill impairment charge, from higher levels of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, and professional and advisory fees. These increases were partially offset by declines in occupancy and equipment.

Income Tax Provision. Sterling did not recognize a federal and state income tax benefit for the three and nine months ended September 30, 2010, as Sterling continues to record a valuation for any increase in it NOL carryforward. Sterling did record a provision of $60.5 million and $24.0 million for the three and nine months ended September 30, 2009 as a result of Sterling recording a valuation allowance against its deferred tax asset during the third quarter of 2009.

Financial Position

Assets. At September 30, 2010, Sterling’s assets were $10.03 billion, down $847.4 million from $10.88 billion at December 31, 2009, with decreases in the loan portfolio partially offset by an increase in the securities portfolio as Sterling invested the proceeds of the Recapitalization Transactions, as well as to a lesser extent increases in cash balances and OREO.

Investment Securities and MBS. Sterling’s investment and MBS portfolio at September 30, 2010 was $2.72 billion, an increase of $544.9 million from the December 31, 2009 balance of $2.18 billion, mostly due to investing the net proceeds from the Recapitalization Transactions. During 2010, Sterling has reduced the effective duration of its investment portfolio from 3.46 years at December 31, 2009 to 2.64 years at September 30, 2010. The reduction in duration was the result of Sterling selling primarily 30 year MBS and reinvesting in lower duration 15 year and 10 year MBS. On September 30, 2010, the investment and MBS portfolio had an unrealized gain of $52.6 million versus $25.8 million at December 31, 2009.

Loans Receivable. At September 30, 2010, net loans receivable were $5.67 billion, compared to $7.34 billion at December 31, 2009. The following table sets forth the composition of Sterling’s loan portfolio as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$752,763	12.7	$839,170	10.9
Multifamily real estate	445,193	7.5	517,408	6.7
Commercial real estate	1,326,971	22.4	1,403,560	18.2
Construction:
Residential	252,867	4.3	720,964	9.4
Multifamily	133,217	2.3	233,501	3.0
Commercial	334,056	5.6	561,643	7.3

Total Construction	720,140	12.2	1,516,108	19.7
Consumer - direct	711,297	12.0	792,957	10.3
Consumer - indirect	75,896	1.3	323,565	4.3
Commercial banking	1,885,570	31.9	2,301,944	29.9

Gross loans receivable	5,917,830	100%	7,694,712	100%

Net deferred origination fees	(3,822)		(7,070)
Allowance for losses on loans	(248,505)		(343,443)

Loans receivable, net	$5,665,503		$7,344,199

The contraction in Sterling’s loan portfolio reflects charge-offs, loan repayments and sales, and a lessening of demand for credit. During the nine months ended September 30, 2010, construction loans declined by 53 percent, as Sterling continued to reduce its exposure to these types of loans. The following table sets forth Sterling’s loan originations for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2010	December 31, 2009	September 30, 2009	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Residential real estate	$732,114	$684,627	$705,721	$1,785,315	$2,362,753
Multifamily real estate	0	3,280	12,781	1,727	79,416
Commercial real estate	30,666	41,527	18,771	67,992	134,729
Construction:
Residential	3,820	8,862	5,182	13,082	23,830
Multifamily	0	0	0	0	0
Commercial	0	1,435	13,550	500	30,533

Total construction	3,820	10,297	18,732	13,582	54,363
Consumer - direct	13,772	29,298	50,811	50,761	162,491
Consumer - indirect	5,484	8,788	24,420	17,607	91,025
Commercial banking	24,599	67,008	58,282	95,878	251,536

Total loans originated	$810,455	$844,825	$889,518	$2,032,862	$3,136,313

New loan production has been generated predominantly through the Home Loan Division. Sterling’s lending initiatives include a commitment to support and restore economic growth and development in the communities it serves through funding affordable housing, consumer loans, small business loans and financing programs to support business growth.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Interest-bearing checking	$702,052	10.2	$1,014,032	13.0
Noninterest-bearing checking	1,011,378	14.6	1,001,771	12.9
Savings and money market demand accounts	1,677,831	24.3	1,577,900	20.3
Time deposits - brokered	317,503	4.6	1,079,997	13.9
Time deposits - retail	3,200,450	46.3	3,101,490	39.9

Total deposits	$6,909,214	100.0	$7,775,190	100.0

Annualized cost of deposits		1.27%		1.76%

Changes in deposits during the nine months ended September 30, 2010 were primarily from the non-renewal of brokered time deposits that reached maturity and secondarily from declines in public funds held in interest-bearing checking deposits. Declines in brokered deposits were related to the restrictions imposed on Sterling Savings Bank under the recently terminated cease and desist order, while the decline in public funds was a function of the declines in rates on accounts that could qualify for full FDIC deposit insurance coverage under the Transaction Account Guarantee (“TAG”) program. These changes in brokered and public deposits helped improve the mix of deposits with retail deposits increasing to 87% of total deposits, up from 76% of total deposits at the beginning of the year. Growth in the relative percentage of retail deposits to total deposits also helped decrease the annualized cost of deposits by 49 basis points during the nine months ended September 30, 2010.

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

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling does, however, rely upon advances from the Federal Home Loan Bank (“FHLB”), reverse repurchase agreements and other borrowings to fund assets and meet deposit withdrawal requirements. During the nine months ended September 30, 2010, these borrowings decreased in aggregate by $514.1 million primarily due to FHLB advances reaching maturity. See “– Liquidity and Capital Resources.”

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

The Asset/Liability Committee (“ALCO”) manages Sterling’s subsidiary bank’s interest-rate risk based on interest rate expectations and other factors within policies and practices approved by the Board of Directors. The principal objective of the asset and liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest-rate risk and liquidity risk while facilitating funding needs. ALCO manages this process at both the subsidiary and consolidated levels. ALCO measures interest rate risk exposure through three primary measurements: management of the relationship between its interest bearing assets and its interest bearing liabilities, interest rate shock simulations of net interest income, and economic value of equity (“EVE”) simulation.

The difference between a financial institution’s interest rate sensitive assets and interest rate sensitive liabilities is referred to as the “interest rate sensitivity gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to be “asset sensitive,” which generally means that if interest rates increase (other things being equal), a company’s net interest income will increase and if interest rates decrease (other things being equal), its net interest income will decrease. The opposite is true for an institution that is liability sensitive. As of September 30, 2010, Sterling was “asset sensitive,” under the “most likely” interest rate scenario. The “most likely” interest rate scenario is an interest rate forecast provided by IHS Global Insight predicting likely future interest rate behavior based on their assessment of current economic conditions, patterns and projections. The most likely interest rate scenario applied in Sterling’s gap analysis forecasts the prime interest rate staying flat through year one and rising 175 basis points after two years. This interest rate scenario would result in the Treasury yield curve flattening slightly during year one, then flattening more significantly in year two from a larger increase on the short end of the curve.

ALCO uses interest rate shock simulations of net interest income to measure the effect of changes in interest rates on the net interest income for Sterling over a 12 month period. This simulation consists of measuring the change in net interest income over the next 12 months from a base case scenario when rates are shocked, in a parallel fashion, up and down. The base case uses the assumption of the existing balance sheet and existing interest rates to simulate the base line of net interest income over the next 12 months. The simulation requires numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Results can differ from the most likely rate scenario due to the amount and timing of interest rate movements, which can impact the rate of prepayments, as well as other variables in the model. The analysis does not contemplate actions Sterling may undertake in response to changes in interest rates and market conditions. The results of this simulation as of September 30, 2010 and December 31, 2009 are included in the following table:

Change in Interest Rate in Basis Points (Rate Shock)	September 30, 2010	December 31, 2009
	% Change in Net Interest Income	% Change in Net Interest Income
+300	(4.1)	(9.6)
+200	(1.1)	(5.1)
+100	0.0	(0.3)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

ALCO uses EVE simulation analysis to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposure over a relatively short time period of 12 months, EVE simulation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The EVE simulation analysis of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows. The discount rates that are used represent an assumption for the current market rates of each group of assets and liabilities. The difference between the present value of the asset and liability represents the EVE. As with net interest income, this is used as the base line to measure the change in EVE when interest rates are shocked, in a parallel fashion, up and down. As with the net interest income simulation model, EVE simulation analysis is based on key assumptions about the timing and variability of balance sheet cash flows. However, because the simulation represents much longer time periods, inaccuracy of assumptions may increase the variability of outcomes within the simulation. It also does not take into account actions management may undertake in response to anticipated changes in interest rates. The results of this simulation at September 30, 2010 and December 31, 2009 are included in the following table:

	At September 30, 2010	At December 31, 2009
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE	% Change in EVE
+300	(4.5)	(36.0)
+200	6.2	(16.5)
+100	5.7	(0.1)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

As of September 30, 2010, Sterling has customer-related interest rate swap derivatives outstanding. For a description, see “– Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” As of September 30, 2010, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including non-customer related interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Liquidity and Capital Resources

Sterling’s primary sources of funds are: retail, public and brokered deposits; borrowings from commercial banks (including reverse repurchase agreements), the FHLB, and the Federal Reserve; the collection of principal and interest primarily from loans, as well as from mortgage backed securities; and the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities. Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary from time to time, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory requirements. During the nine months ended September 30, 2010, Sterling has been successful in growing retail deposits, primarily retail time deposits, while complying with limitations on the interest rate it could pay on deposits due to the cease and desist order.

Public deposits from states, municipalities, and other public entities are generally obtained by competitive rate offerings and bidding among qualifying financial institutions. Certain states require collateralization for substantially all uninsured public deposits. During the nine months ended September 30, 2010, aggregate public deposits declined by $256.5 million, primarily in Public NOW balances as rates Sterling paid on these deposits declined to meet required changes in the TAG program. Sterling Savings Bank’s credit line with FHLB of Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements, with borrowings ranging in term from overnight cash management advances (“CMA”) to 3 year advances. During the nine months ended September 30, 2010, Sterling did not renew advances that had reached maturity. Through the Federal Reserve’s 12th

District Bank, Sterling Savings Bank participates in the Borrower in Custody Program, which allows Sterling to borrow against certain pledged loans. Following receipt of the cease and desist order, Sterling Savings Bank was moved from a primary credit to a secondary credit, which restricted borrowing terms and required a higher level of collateral for available funds. On November 1, 2010, Sterling Savings Bank was moved back to a primary credit by the Federal Reserve eliminating the restrictions on borrowing terms and higher collateral requirements.

At both September 30, 2010 and December 31, 2009, respectively, Sterling had $1.03 billion in outstanding borrowings under reverse repurchase agreements. Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. The terms of certain of Sterling’s borrowings and reverse repurchase agreements that Sterling has entered into, impose various requirements on Sterling, including the requirement to remain well capitalized. As a result of the Recapitalization Transactions and the termination of the cease and desist order during the third quarter of 2010, at September 30, 2010 Sterling Savings Bank meets the requirements of being well capitalized.

The total value of Sterling’s cash and cash equivalents and securities was $3.44 billion at September 30, 2010, compared with $2.75 billion at December 31, 2009. Available liquidity as of September 30, 2010 of $2.67 billion included unpledged portions of cash and cash equivalents and securities of $1.47 billion, available borrowing capacity from the FHLB and the Federal Reserve of $886.3 million, as well as loans held for sale of $314.8 million. The $2.67 billion of available liquidity compares to $2.69 billion of available liquidity as of December 31, 2009.

Sterling, on a parent company-only basis, had cash of approximately $48.8 million and $24.3 million at September 30, 2010 and December 31, 2009, respectively. Sterling received cash dividends from Sterling Savings Bank of $0 and $9.7 million during the nine months ended September 30, 2010 and 2009, respectively. Sterling Savings Bank’s ability to pay dividends is generally limited by its earnings, financial condition, and capital and regulatory requirements. During the nine months ended September 30, 2010, Sterling invested $650.0 million in Sterling Savings Bank common stock, with no capital being downstreamed during the 2009 comparative period.

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

The reserve for unfunded commitments as of September 30, 2010 was $11.0 million, and as of December 31, 2009 was $12.0 million. The adequacy of the reserve for unfunded commitments is evaluated on a quarterly basis.

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

Interest rate lock commitments and loan delivery commitments are off balance sheet commitments that are considered to be derivatives. As of September 30, 2010, Sterling had $211.9 million of interest rate lock commitments, $257.8 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $436.4 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $29.9 million as of September 30, 2010. As of December 31, 2009, Sterling had $110.0 million of interest rate lock commitments, $119.7 million of warehouse loans held for sale that were not committed to investors, and held offsetting forward sale agreements on MBS valued at $234.0 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $29.5 million as of December 31, 2009. As of September 30, 2010 and December 31, 2009, Sterling had entered into best efforts forward commitments to sell $23.0 million and $51.6 million of mortgage loans, respectively.

In the normal course of business, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various counterparties (“broker-dealers” or “dealers”). The counterparty swap agreements include certain representations, warranties and covenants, which include terms that allow for an early termination in the event of default. Failure to maintain a well capitalized position is one event that may be considered a default, and counterparties to the swap agreements could require an early termination settlement or an increase in the collateral to secure derivative instruments that are in net liability positions to Sterling. During the nine months ended September 30, 2010, no counterparties declared an early termination event. During the third quarter, Sterling completed is recapitalization, and management therefore believes that Sterling is not likely to experience an early termination event in connection with its capital levels. Both customer and dealer related interest rate derivatives are carried at fair value by Sterling.

Capital

During the third quarter of 2010, Sterling Savings Bank returned to a well-capitalized status following the termination of the FDIC cease and desist order, with the termination of the order occurring subsequent to Sterling receiving aggregate proceeds of $730.0 million in connection with the Recapitalization Transactions and Sterling downstreaming $650.0 million to Sterling Savings Bank in the form of a common stock investment. See “– Recent Developments” for further discussion, including the subsequent conversion of series B and D preferred stock into common stock.

Sterling’s total shareholders’ equity was $845.0 million at September 30, 2010, compared with $323.2 million at December 31, 2009, with the increase reflecting the receipt of the proceeds from the Recapitalization, partially offset by the loss during the period. Shareholders’ equity was 8.43% of total assets at September 30, 2010, compared with 2.97% at December 31, 2009.

Sterling has outstanding various series of Trust Preferred Securities issued to investors. The Trust Preferred Securities are treated as debt of Sterling, and qualify as Tier 1 capital, subject to certain limitations. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and continued to defer these payments through September 30, 2010. As of September 30, 2010 and December 31, 2009, the accumulated deferred interest that was accrued on these securities was $8.1 million and $3.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated notes for up to 20 consecutive quarterly periods without triggering an event of default.

Sterling and Sterling Savings Bank are required by applicable regulations to maintain certain minimum capital levels. The following table sets forth the respective capital positions for Sterling and Sterling Savings Bank as of September 30, 2010:

	Adequately Capitalized		Well- Capitalized		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage ratio
Sterling	$393,560	4.0%	$491,950	5.0%	$1,036,729	10.5%
Sterling Savings Bank	393,572	4.0%	491,965	5.0%	1,002,214	10.2%
Tier 1 risk-based capital ratio
Sterling	259,775	4.0%	389,663	6.0%	1,036,729	16.0%
Sterling Savings Bank	259,496	4.0%	389,244	6.0%	1,002,214	15.5%
Total risk-based capital ratio
Sterling	519,551	8.0%	649,439	10.0%	1,122,511	17.3%
Sterling Savings Bank	518,992	8.0%	648,740	10.0%	1,087,909	16.8%

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

Regulation and Compliance

On September 27, 2010, Sterling announced that its banking regulators had terminated the cease and desist order put in place in October 2009 with Sterling Savings Bank, reflecting a strengthened balance sheet and capital position. Although the cease and desist is no longer applicable, Sterling Savings Bank will continue to be subject to enhanced supervisory review by the FDIC and WDFI under a memorandum of understanding (the “SSB MOU”), pursuant to which Sterling Savings Bank must maintain Tier 1 capital in an amount that ensures that its leverage ratio is at least 8 percent. Sterling Savings Bank will also be required to meet certain asset quality targets and comply with other requirements. As of the date of this filing, Sterling continues to be subject to a regulatory agreement with the Federal Reserve Bank of San Francisco.

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

In July 2010, Congress enacted the Dodd-Frank Act, which significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Some of these changes are effective immediately, though most will be phased in gradually. Because the Dodd-Frank Act in many instances calls for future rulemaking to implement its provisions, the precise contours of the law and its effects on us cannot yet be fully understood. Legislators and regulators are also considering a wide range of proposals beyond the Dodd-Frank Act that, if enacted, could result in major changes to the way banking operations are regulated. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of revised and expanded powers thereunder or otherwise could materially impact the profitability of our business.

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

Forward-Looking Statements

From time to time, Sterling and its executive management have made and will make forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, statements about Sterling’s plans, objectives, expectations and intentions and other statements contained in this release that are not historical facts and pertain to Sterling’s future operating results. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, payment of dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our real estate portfolio and subsequent charge-offs. Such statements may be contained in this report and in other documents that Sterling files with the Securities and Exchange Commission. Such statements may also be made by Sterling and its executive management in oral or written presentations to analysts, investors, the media and others.

Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling’s control. These include but are not limited to:

•	our ability to maintain adequate liquidity;

•	our ability to comply with the Reserve Bank Agreement;

•	our ability to attract and retain deposits and loans;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate-related loans;

•	market interest rate volatility;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	risks associated with merger and acquisition integration;

•	continued decline in Sterling’s market value;

•	our ability to incur debt on reasonable terms;

•	effectiveness of legislative and regulatory reform of the financial sector; and

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

Item 1 Legal Proceedings

Securities Class Action Litigation

On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The Court appointed a lead plaintiff on March 8, 2010. On June 18, 2010, lead plaintiff filed a consolidated complaint. The complaint alleges that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. The complaint alleges that defendants failed to disclose the extent of Sterling’s delinquent construction loans, properly record losses for impaired loans, and properly reserve for loan losses. The complaint seeks, on behalf of persons who purchased our common stock during the period from July 23, 2008 to October 15, 2009, damages of an unspecified amount and attorneys’ fees and costs. On August 30, 2010, Sterling moved to dismiss the complaint. A hearing on the motion to dismiss is currently scheduled for January 26, 2011. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

Derivative Class Action Litigation

On February 10, 2010, a shareholder derivative action was filed in the Superior Court for Spokane County, Washington, allegedly on behalf of and for the benefit of Sterling, against certain of our current and former officers and directors. On August 2, 2010, an amended complaint was filed alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The amended complaint names Sterling as a nominal defendant. The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The complaint alleges that the individual defendants failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms regarding Sterling’s construction loans, losses and reserves recorded for impaired loans, and accounting for goodwill and deferred tax assets. On September 13, 2010, Sterling moved to dismiss the complaint. A hearing on the motion to dismiss is currently scheduled for

STERLING FINANCIAL CORPORATION

PART II – Other Information

January 14, 2011. Because the complaint is derivative in nature, it does not seek monetary damages from Sterling. However, Sterling may be required throughout the pendency of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations, which could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated.

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

If the proceeds from the Recapitalization are not sufficient to satisfy our capital and liquidity needs or to satisfy changing regulatory requirements, we may need even more capital and could be subject to further regulatory restrictions, either of which could significantly adversely affect us and the trading price of our stock.

The proceeds from the Recapitalization have been raised to strengthen our common equity capital base. If the proceeds from the Recapitalization prove not to be sufficient, or if economic conditions continue to be difficult or worsen or fail to improve in a timely manner, or if our operations or financial condition continue to deteriorate or fail to improve, particularly in the residential and commercial real estate markets where our business is located, we may need to raise significant additional capital. Factors affecting whether we would need to raise additional capital include, among others, changing requirements of regulators, additional provisions for loan losses and loan charge-offs and other risks discussed in this and the accompanying “Risk Factors.” If we were to need to raise additional capital, we may not be able to do so in the amounts required and in a timely manner, or at all. Our ability to raise additional capital may be constrained by our need to preserve our deferred tax assets. In addition, any such additional capital raised may be significantly dilutive to our existing shareholders and may result in the issuance of securities that have rights, preferences and privileges that are senior to our common stock.

We may issue securities that could dilute your ownership and may adversely affect the market price of our common stock and Warrants.

We may decide to raise additional funds through public or private debt or equity financings for a number of reasons, including in response to regulatory or other requirements to meet our liquidity and capital needs as discussed above, to finance our operations and business strategy (including potential acquisitions) or for other reasons. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our existing shareholders will be reduced, the new equity securities may have rights, preferences and privileges superior to those of our common stock and additional issuances could be at a purchase price that is lower than the available market price for our common stock. The Anchor Investors and Private Placement Investors also have pre-emptive rights to maintain their ownership percentages in certain circumstances. In addition, there are anti-dilution adjustments in the warrants issued to the Anchor Investors and the amended warrant issued to Treasury that may protect the holders thereof against below-market issuances. There is no such protection available to other holders of our common stock. To the extent that any new issuance of equity securities triggers these anti-dilution adjustments, your ownership could be further diluted. Holders of our common stock have no pre-emptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock or our Warrants could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market as a result of future sales of common stock or the perception that such sales could occur. We may also issue equity securities as consideration for acquisitions we may make that could be dilutive to existing shareholders.

STERLING FINANCIAL CORPORATION

PART II – Other Information

We cannot determine whether or when certain agreements entered into with our regulators will be lifted.

Following the September 17, 2010 termination of the cease and desist order, Sterling Savings Bank remains subject to enhanced supervisory review on an informal basis in the form of the SSB MOU. Though the SSB MOU’s requirements are less strenuous than the requirements of the cease and desist order, Sterling Savings Bank is required to maintain Tier 1 capital in an amount that ensures that the bank’s leverage ratio is at least 8%. The SSB MOU also requires Sterling Savings Bank to meet certain asset quality targets, develop a written capital plan, develop a three-year strategic plan and accept other limitations.

Under the terms of the Reserve Bank Agreement, Sterling is subject to restrictions on its ability to pay dividends and distributions, incur debt, purchase or redeem its stock and appoint new board members or senior executive officers. Under the Reserve Bank Agreement, Sterling is also required to act as a source of strength to Sterling Savings Bank and to report quarterly to the Reserve Bank on steps taken to improve its capital ratios and risk, liquidity and fund management and on other matters.

We cannot determine whether or when the SSB MOU or the Reserve Bank Agreement will be lifted or terminated. Even if the Reserve Bank Agreement is lifted or terminated, we may remain subject to a memorandum of understanding or other undertaking with the Reserve Bank that restricts our activities and continues to impose higher capital ratios, as the SSB MOU does. The requirements and restrictions of the Reserve Bank Agreement are judicially enforceable, and Sterling Savings Bank is obligated to comply with the undertakings set forth in the SSB MOU. The failure to comply with the SSB MOU and the Reserve Bank Agreement may result in the issuance of a new cease and desist order or subject Sterling and Sterling Savings Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party and other limitations or restrictions on our business or activities.

Our strategy of pursuing FDIC-assisted acquisition opportunities may not be successful.

We anticipate that a part of our future business strategy will be to pursue the acquisition of failed banks that the FDIC plans to place in receivership. We are not currently qualified to bid on these transactions. Although we plan to be intensely focused on complying with and being released from the SSB MOU and the Reserve Bank Agreement and becoming qualified to bid on FDIC-assisted transactions, we may not be successful in the near term or at all. Prolonged or indefinite failure to achieve such qualification could cause us to miss the opportunity to bid on banks that we believe would be attractive acquisition candidates. Even if we become qualified to bid on these transactions, the FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss sharing arrangements with the FDIC that limit the acquirer’s downside risk on the purchased loan portfolio and, apart from the acquirer’s assumption of deposit liabilities, the acquirer has significant discretion as to the non-deposit liabilities that it assumes. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become very competitive, and the FDIC does not provide information about bids until after the failing bank is closed. Sterling may not be able to match or beat the bids of other acquirers unless it bids aggressively by increasing the premium paid on assumed deposits, reducing the discount bid on assets purchased or taking other actions, any of which could make the acquisition less attractive.

The FDIC Policy Statement will limit our ability to acquire failed banks.

As the agency responsible for resolving failed depository institutions, the FDIC has discretion to determine whether a party is qualified to bid on a failed institution. The FDIC Policy Statement imposes additional restrictions and requirements on certain “private investors” and institutions, to the extent that those investors or institutions seek to acquire a failed institution from the FDIC. These include, among others, a requirement that certain private investors

STERLING FINANCIAL CORPORATION

PART II – Other Information

in those institutions agree to a three-year transfer restriction on their shares. Since its initial adoption on August 26, 2009, the FDIC has issued several interpretations which have modified the Policy Statement and the FDIC may change it in the future. On April 23, 2010, the FDIC issued an interpretation that would permit a recapitalized institution (such as Sterling) to acquire failed banks without being subject to the FDIC Policy Statement, provided the assets of the failed banks acquired during the 18 months following Sterling’s Recapitalization Transactions do not exceed 100 percent of the total assets of the recapitalized institution. It is not clear, based on the current FDIC Policy Statement, whether the total assets are measured by Sterling’s assets at the holding company level or at the bank subsidiary level. In addition, it is not clear how the FDIC would calculate percentage of assets, and whether that percentage is based on assets at the time of the Recapitalization or whether the percentage is based on growth or contraction in an institution over time.

Sterling expects to bid on failed banks as a key component of its strategy, if and when it is permitted to do so by its regulators as described in the preceding risk factor. Sterling does not anticipate taking any action that would subject shareholders to the terms of the FDIC Policy Statement, which may limit Sterling’s ability to pursue attractive acquisition opportunities and harm its competitive position.

It is possible that Sterling might engage in an acquisition that could unintentionally trigger applicability of the FDIC Policy Statement to it and to certain of its shareholders as a result of the size of a potential acquisition or possible changes to the FDIC Policy Statement. Were it to apply, Sterling would be required to maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years following a failed bank acquisition, and thereafter, so long as such shareholders continue to hold their investment in Sterling, to maintain a capital level sufficient to be “well-capitalized” under FDIC rules and regulations. Further, certain shareholders might be required to agree to hold their shares for three years, provide certain information to the FDIC and agree to certain other restrictions. Sterling does not intend to make any such acquisition absent the consent of those shareholders to whom the FDIC Policy Statement would apply, and it is possible that any such consent may not be obtained. If Sterling is able to obtain requisite shareholder consent to be bound by the Policy Statement and enters into such transactions, its operating flexibility could be harmed by having to comply with the other requirements set forth in the Policy Statement. On the other hand, if Sterling is not able to pursue transactions that it otherwise believes are attractive, its competitive position may be harmed.

Acquisitions present many risks, and we may not realize the financial and strategic goals that are contemplated at the time of any future acquisitions.

Our strategy includes an intent to acquire other banks in FDIC-assisted transactions or otherwise. This strategy entails risk. Acquisitions and related transition and integration activities may disrupt our ongoing business and divert management’s attention. In addition, an acquisition may not further our corporate strategy as we expected, we may pay more than the acquired banks or assets are ultimately worth or we may not integrate an acquired bank or assets as successfully as we expected, which could adversely affect our business, results of operations and financial condition. We may be adversely affected by liabilities or pre-existing contractual relationships that we assume and may also fail to anticipate or accurately estimate litigation or other exposure, unfavorable accounting consequences, increases in taxes due or a loss of anticipated tax benefits. Other potential adverse consequences include higher than anticipated costs associated with the acquired bank or assets or integration activities. The use of cash to pay for acquisitions may limit our use of cash for other potential activities, such as dividends. The use of equity securities to pay for acquisitions could significantly dilute existing shareholders. If we use debt to finance acquisitions, we may significantly increase our expenses, leverage and debt service requirements. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or several concurrent acquisitions.

STERLING FINANCIAL CORPORATION

PART II – Other Information

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

Our common stock is equity and is subordinate to our existing and future indebtedness, and our common stock is subordinate to our existing and future preferred stock.

Shares of our common stock are equity interests in us, do not constitute indebtedness, and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Shares of our common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in liquidation. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock. Our Board of Directors is authorized to issue additional classes or series of preferred stock without any action on the part of the holders of our common stock, and the holders of our common stock do not have the right to prevent us from incurring indebtedness or other claims.

Resales of our common stock may be impeded by the Transfer Restrictions.

Subject to certain exceptions, our common stock that was issued in connection with the Recapitalization Transactions is subject to transfer restrictions designed to prevent (a) any person from acquiring ownership, for relevant tax purposes, of 5 percent or more of our shares and (b) the disposition of shares by any person that owns 5 percent or more of our shares, subject to certain exceptions. These restrictions may adversely affect your ability to resell our common stock by rendering any transactions in violation of this prohibition void ab initio. In addition, we intend to propose, at a future shareholders’ meeting, an amendment to our Restated Articles of Incorporation that would impose these transfer restrictions on other holders of our common stock.

In addition, on April 14, 2010, we adopted a shareholder rights plan (the “Rights Plan”), which is described in our Form 8-K filed on April 15, 2010. The purpose of the Rights Plan is to minimize the likelihood of an “ownership change,” as defined in Section 382 of the Code, and thus to protect our ability to use our net operating loss carry-forward and certain built-in losses to offset future income. The Rights Plan provides an economic disincentive for any one person or group to become a Threshold Holder (as defined therein, generally an owner of 5 percent or more of our stock) and for any existing Threshold Holder to acquire more than a specified amount of additional shares, and so may adversely affect one’s ability to resell our common stock and negatively affect the trading price of our common stock.

In addition, if you are not a resident of the Republic of Korea, you will not be permitted to sell or transfer your Sterling shares to a Korean resident until August 26, 2011, and if you are an investor residing in the Republic of Korea, you will not be permitted to sell or transfer your Sterling shares to another Korean resident other than a professional investor until August 26, 2011; provided that, in each case, such restrictions shall not apply to open market transactions effected through the New York Stock Exchange or NASDAQ. These restrictions may limit your ability to resell your Sterling shares.

We are not currently able to pay dividends on our common stock.

Under the terms of our junior subordinated notes and the trust documents relating to our trust preferred securities, we are allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, however, Sterling generally may not pay cash dividends on or repurchase common stock, until all

STERLING FINANCIAL CORPORATION

PART II – Other Information

accrued interest payments are paid and regularly scheduled interest payments are resumed. We are currently, and expect to continue to be, in deferral on the payment of interest relating to the trust preferred securities and will therefore be unable to pay cash dividends on common stock or preferred stock in the foreseeable future. Pursuant to the terms of the Treasury Exchange, subject to certain exceptions, we will be unable to pay cash dividends on common stock without the Treasury’s consent until the earlier of December 5, 2011, or such time as the Treasury ceases to own any debt or equity securities acquired pursuant to the Exchange Agreement or the Treasury Warrant. In addition, under the SSB MOU and the Reserve Bank Agreement, Sterling is prohibited from paying dividends without the prior approval of the FDIC, WDFI and Reserve Bank.

Sterling may suffer substantial losses due to its agreements to indemnify certain investors against a broad range of potential claims.

In connection with Sterling’s recapitalization efforts, Sterling has agreed to indemnify THL, Warburg Pincus, the Private Placement Investors and certain related parties for a broad range of claims, including any inaccuracies or breaches of Sterling’s representations and warranties in the relevant Anchor Investment Agreements and Subscription Agreements and any losses arising out of or resulting from any legal, administrative or other proceedings arising out of the transactions contemplated by the relevant Anchor Investment Agreements and Subscription Agreements and the terms of the securities being offered. While these indemnities are capped at the aggregate purchase price of $730 million, if all or some claims were successfully brought against Sterling, this could potentially result in significant losses for Sterling.

As a result of the Recapitalization Transactions, THL and Warburg Pincus are substantial holders of our common stock.

Following the closing of the Recapitalization Transactions, THL and Warburg Pincus each became holders as of October 22, 2010 of approximately 22.6 percent of our outstanding common stock, assuming full exercise of such Anchor Investor’s warrant, and each has a representative on our Board of Directors. Accordingly, THL and Warburg Pincus will each have substantial influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In addition, as part of the negotiations for the Anchor Investments, THL and Warburg Pincus requested, and our Board of Directors agreed to grant, pre-emptive rights to maintain THL’s and Warburg Pincus’s fully diluted percentage ownership of our common stock in the event of certain issuances of securities by us. In pursuing its economic interests, THL and Warburg Pincus may make decisions with respect to fundamental corporate transactions that may be different than the decisions of other shareholders.

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

In addition, the stock market in general, and the NASDAQ Capital Market and the market for commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. Sterling is currently engaged in securities class action litigation, ERISA class action litigation, and derivative class action litigation, and these actions or any other suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources. As a result of these factors, among others, the value of your investment may decline, and you may be unable to sell your shares of our common stock at or above your purchase price.

The trading volume of our common stock is lower than that of other financial services companies.

Our common stock is listed on the NASDAQ Capital Market under the symbol “STSA.” The average daily trading volume for shares of our common stock is lower than larger financial institutions. During the 12 months ended September 30, 2010, the average daily trading volume for our common stock was 1,427,284 shares. As a result, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

No public market for our Warrants currently exists, and an active trading market may not develop or be sustained following this offering.

Prior to this offering, there has been no public market for the Warrants. An active trading market may not develop following the closing of this offering or, if developed, may not be sustained. The lack of an active market may impair your ability to sell the Warrants at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of the Warrants. We do not intend to list the Warrants on any securities exchange, which may further limit their trading market.

Our ability to use our deferred tax assets may be materially impaired.

As of September 30, 2010, our net deferred tax asset was approximately $345 million, which includes approximately $247 million of federal and state net operating losses (“NOLs”). We currently have a valuation allowance of $345 million against this deferred tax asset. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Code. As a result of the Recapitalization Transactions we are now close to the “ownership change” threshold.

In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate, which is currently 3.98 percent for ownership changes occurring in October 2010.

STERLING FINANCIAL CORPORATION

PART II – Other Information

While we have taken measures to reduce the likelihood that future transactions in our stock will result in an ownership change, such an ownership change might occur in the future. More specifically, while the Rights Plan adopted by Sterling provides an economic disincentive for any one person or group to become a Threshold Holder (as defined in the Rights Plan) and for any existing Threshold Holder to acquire more than a specified amount of additional shares, the Rights Plan may not deter a shareholder from increasing its ownership interests beyond the limits set by the Rights Plan. Such an increase could adversely affect our ownership change calculations.

In addition, while we are proposing an amendment to our Restated Articles of Incorporation to restrict certain transfers of stock in order to preserve the tax treatment of Sterling’s NOLs and certain unrealized tax losses, currently only certain of Sterling’s shares are subject to the transfer restrictions, and our shareholders might not approve the proposed amendment to our Restated Articles of Incorporation, and these restrictions may not be entirely effective in preventing an ownership change.

Our calculations regarding our current cumulative change and the likelihood of a future ownership change are based on current law. Any change in applicable law may result in an ownership change.

We incurred significant cumulative losses since the fourth quarter of 2008 and may continue do so in the future.

Cumulatively, from the fourth quarter of 2008 through the third quarter of 2010, we have incurred a net loss available to common shareholders of $1.33 billion, or a loss of $24.16 per common share, primarily due to a $1.13 billion provision for credit losses, a $451.3 million charge for goodwill impairment and the establishment of a $345.0 million deferred tax asset valuation allowance. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for loan and lease losses in the future. As a result, we may incur significant credit costs throughout 2010, which would continue to have an adverse impact on our financial condition and results of operations and the value of our Sterling shares. Additional credit losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our Sterling shares.

Our estimated allowance for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected.

We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged as an expense and represents management’s best estimate of incurred losses within our existing portfolio of loans, which has been increasing in light of recent economic conditions. The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio and our expense relating to the additional provision for credit losses could increase substantially. In addition, bank regulatory agencies periodically review the adequacy of our allowance for credit losses as part of their examination process, and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs. Any such increases in the allowance for credit losses may have a material adverse effect on our results of operations, financial condition and the value of our Sterling shares.

STERLING FINANCIAL CORPORATION

PART II – Other Information

We have received a notice of noncompliance from NASDAQ, and our common stock may be subject to delisting.

On December 7, 2009, at which date our common stock was listed on the NASDAQ Global Select Market, we received a letter from NASDAQ notifying us that we no longer met NASDAQ’s continued listing requirement under Listing Rule 5450(a)(1) (the “Bid Price Rule”) because the bid price for our common stock has closed below $1.00 per share for 30 consecutive business days. On June 8, 2010, NASDAQ approved the transfer of the listing of our common stock to the NASDAQ Capital Market, thus providing us until December 6, 2010 to regain compliance with the Bid Price Rule. If compliance with the Bid Price Rule cannot be established prior to December 6, 2010, our common stock will be subject to delisting from the NASDAQ Capital Market. We expect to effect a reverse stock split prior to the expiration of applicable grace periods under NASDAQ rules. However, we might not be successful at reestablishing or maintaining compliance with the Bid Price Rule prior to such expiration, and a delisting from NASDAQ would have a negative impact on the value and liquidity of our common stock and our ability to access the capital markets.

The effects of the current economic recession have been particularly severe in our primary market areas in the Pacific Northwest and Northern California.

Substantially all of our loans are to businesses and individuals in Washington, Oregon, Idaho, Montana and California. The Pacific Northwest and Northern California have some of the nation’s highest unemployment rates, and major employers in Washington, Oregon, Idaho and Northern California have recently implemented substantial employee layoffs or scaled back growth plans. Severe declines in housing prices and property values have been particularly acute in our primary market areas. The State of California continues to face fiscal challenges, of which the long-term effects on California’s economy cannot be predicted. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: collateral for loans made by us, especially real estate, may decline further in value, in turn reducing customers’ borrowing power and further reducing the value of assets and collateral associated with our existing loans; loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; and access to low cost or noninterest bearing deposits may decrease.

A large percentage of our loan portfolio is secured by real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

Approximately 88 percent of our loan portfolio was secured by real estate as of September 30, 2010. The secured loans include construction loans, which comprise 14 percent of our total real estate secured loans as of such date. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced increasing levels of net charge-offs and provisions for credit losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the provision for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects. Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also have a negative impact on our financial condition. In addition, we may face risks associated with our real estate lending under various federal, state and local environmental laws that impose certain requirements on the owner or operator of a property.

We have a concentration in non-owner-occupied commercial real estate loans, which generally involve a higher degree of risk than residential mortgage loans.

Sterling’s Commercial Banking Group provides a full range of credit products to small and medium-sized businesses and to individuals, including lines of credit, receivable and inventory financing, equipment loans and owner occupied commercial real estate. At September 30, 2010, approximately 32 percent of our loan portfolio could be classified as commercial lending and approximately 26 percent of our real estate secured loans were secured by non-owner-occupied commercial real estate. Commercial loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions. Losses

STERLING FINANCIAL CORPORATION

PART II – Other Information

incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. Also, many of our commercial real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

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

Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations, including most recently, the Dodd-Frank Act signed into law on July 21, 2010. Such changes to the statutes and regulations or to their interpretation might adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. The regulators may continue to limit our activities or growth and may impose monetary penalties, which could severely limit or end our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated.

Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority.

Recent changes have created regulatory uncertainty.

Regulation of the financial services industry is undergoing major changes. The Dodd-Frank Act significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Although the statute will have a greater impact on larger institutions than regional bank holding companies such as Sterling, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

•

is changing the capital requirements for bank holding companies and would require less favorable capital treatment for future issuances of trust preferred (although our existing trust preferred are grandfathered and therefore not subject to the new rules);

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

•

specifies that a bank holding company may acquire control of an out-of-state bank only if it is well-capitalized and well-managed, and does not allow interstate merger transactions unless the resulting bank would be well-capitalized and well-managed after the transaction;

•

changes how the FDIC calculates deposit insurance assessments and effectively requires increases in deposit insurance fees that will be borne primarily by institutions with assets of greater than $10 billion;

STERLING FINANCIAL CORPORATION

PART II – Other Information

•	subjects both large and small financial institutions to data and information gathering by a newly created Office of Financial Research;

•

requires retention of 5 percent of the credit risk in assets transferred, sold or conveyed through issuances of asset-backed securities, with the risk-retention obligation spread between securitizers and originators;

•

creates a new Consumer Bureau given rulemaking, examination and enforcement authority over consumer protection matters, imposes limits on debit card interchange fees that may be charged by card issuers with $10 billion or more in assets and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrowers’ ability to repay and prepayment penalties; and

•

mandates and allows certain changes regarding corporate governance and executive compensation such as shareholder proxy access for publicly traded banks’ director nominations, clawback of incentive-based compensation from executive officers and increased disclosure on compensation arrangements.

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

We may be subject to more stringent capital requirements.

As discussed above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5 percent, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7 percent; increase the minimum Tier 1 capital ratio to 8.5 percent inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5 percent inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5 percent of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards.

The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to community banks of our size. Implementation of these standards, or any other new regulations, might adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

You may be subject to tax upon an adjustment to the number of shares of our common stock underlying the Warrants or the exercise price of the Warrants even though you do not receive a corresponding cash distribution.

The number of shares of our common stock underlying the Warrants and the exercise price of the Warrants are subject to adjustment in certain circumstances. To the extent any such adjustment or failure to adjust results in an increase in your proportionate interest in our assets or our earnings and profits, you will be deemed to have received for U.S. federal income tax purposes a taxable dividend to the extent deemed paid out of our earnings and profits

STERLING FINANCIAL CORPORATION

PART II – Other Information

without the receipt of any cash. If you are a Non-U.S. Holder (as defined below), such deemed dividend generally will be subject to U.S. federal withholding tax (currently at a 30 percent rate, or such lower rate as may be specified by an applicable treaty), which may reduce the amount of shares of our common stock to be delivered upon exercise of Warrants.

Difficult market conditions have adversely affected and may continue to have an adverse effect on our industry.

The capital and credit markets have been experiencing difficulty for more than three years. Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have had a negative impact on the performance of mortgage loans and have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We expect that the difficult conditions in the financial markets will improve only slowly in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

While increased regulation and enforcement is now certain in the financial sector, with increased compliance costs, the scope of such regulation is uncertain, and that uncertainty in and of itself affects our business opportunities and plans.

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

If a failure or slowing of the current modest recovery from recessionary conditions occurs, we might experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We may realize losses on our investment securities in future periods if our management decides not to hold the investments to recovery, there is a change in management’s or the rating agencies’ assessment of credit risk on individual securities, or there is a change in regulatory or accounting requirements.

As of September 30, 2010, we held a single-issuer trust preferred security with an amortized cost of $24.8 million compared with a $19.7 million market value. Although we have no intent to sell the security and it is not more likely

STERLING FINANCIAL CORPORATION

PART II – Other Information

than not that we will be required to sell the security before its anticipated recovery, certain events may occur where we would choose to or may be required to sell the security. If we choose to or are required to sell this investment before a recovery of the entire cost basis of the security, then we may recognize a loss on the security.

In addition, we held $199.8 million of municipal bonds as of September 30, 2010. The current economic downturn has impacted the credit worthiness of a number of municipalities. A continued or further decline in the economy could result in credit ratings downgrades for the municipalities that have issued the bonds held by us, which could negatively impact the value of the bonds.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past two years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. Declines in market value associated with these disruptions may result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

A substantial decline in the value of our Federal Home Loan Bank (“FHLB”) common stock may result in an other-than-temporary impairment charge.

We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was approximately $100.2 million as of September 30, 2010, the majority of which was with the FHLB of Seattle. The FHLB Seattle has experienced losses from credit-related charges associated with projected losses on their investments in private-label mortgage-backed securities, and is currently unable to repurchase or redeem capital stock or to pay dividends. Consequently, for this and other reasons, there is a risk that our investment in the common stock of the FHLB could be deemed other than temporarily impaired at some time in the future, which would adversely affect our earnings and the value of, or market for, our shares.

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

Various statutory provisions restrict the amount of dividends Sterling Savings Bank can pay to us without regulatory approval. Sterling Savings Bank may not pay cash dividends if those payments could reduce the amount of their capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. Sterling Savings Bank is also restricted from paying dividends to Sterling pursuant to the terms of the SSB MOU. It is also possible that, depending upon the financial condition of our banking subsidiary and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. Under Washington banking law, our banking subsidiary may not pay a dividend greater than its retained earnings without WDFI approval.

STERLING FINANCIAL CORPORATION

PART II – Other Information

Emergency measures designed to stabilize the U.S. financial markets are beginning to wind down.

Since mid-2008, a host of government actions have been implemented in response to the financial crisis and the recession. Some of the programs are beginning to expire and the impact of the wind-down of these programs on the financial sector and on the nascent economic recovery is unknown. As government support schemes are cancelled, changed or withdrawn, there is a possibility that we, as well as other financial institutions, may have insufficient access to, or incur higher costs associated with, funding alternatives, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, although pursuant to the Dodd-Frank Act certain non-interest bearing transaction accounts will be fully guaranteed by the FDIC for an unlimited amount of coverage through the end of 2012, some accounts currently covered under the voluntary Transaction Account Guarantee (“TAG”) program, such as Negotiable Order of Withdrawal (“NOW”) checking accounts, will not benefit from this coverage extension that takes effect upon the TAG program’s expiration on December 31, 2010. This change could adversely affect us, especially in light of the concerns about our financial viability. In addition, a stall in the economic recovery or continuation or worsening of current financial market conditions could exacerbate these effects.

Because of our participation in the Troubled Asset Relief Program (“TARP”), we are subject to restrictions on compensation paid to our executives, which may make it difficult to attract and retain key members of management.

Pursuant to the terms of the TARP Capital Purchase Program, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury owns any debt or equity securities acquired pursuant to the Exchange Agreement. These standards generally apply to our five most highly compensated senior executive officers, including our Chief Executive Officer and Chief Financial Officer, and certain of these restrictions also apply up to the next 20 most highly compensated senior executives. The standards include, among other things:

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

We are also obligated under the Exchange Agreement to take all necessary actions to comply with the executive compensation restrictions applicable to TARP recipients and to comply with any subsequent amendments to these restrictions for so long as we remain subject to such restrictions.

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

Current and future increases in FDIC insurance premiums, including FDIC special assessments imposed on all FDIC-insured institutions, will decrease our earnings.

In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment was equal to five basis points of Sterling’s total assets minus Tier 1 capital as of June 30, 2009. This represented a charge of approximately $5.6 million, which was included in noninterest expense during the second quarter of 2009.

The Dodd-Frank Act requires the FDIC to increase the Deposit Insurance Fund’s reserves against future losses, which will necessitate increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. The precise impact on us will not be clear until the proposal of implementing rules, which is not expected until 2011. Any future increases in assessments will decrease our earnings and could have a material adverse effect on the value of, or market for, our Sterling shares.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can have a material impact on how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

STERLING FINANCIAL CORPORATION

PART II – Other Information

We may be required to repurchase mortgage loans in some circumstances, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

We could be held responsible for environmental liabilities of properties acquired through foreclosure.

If we are forced to foreclose on a defaulted mortgage loan to recover our investment, we may be subject to environmental liabilities related to the underlying real property. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of real property. We might be fully liable for the entire cost of any removal and clean-up on an acquired property, and the cost of removal and clean-up may exceed the value of the property, and we might not be able to recover costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any environmental remediation.

We are currently subject to certain pending shareholder litigation and may be subject to similar claims in the future.

A securities class action lawsuit has been filed against Sterling and certain of our current and former officers alleging that the defendants violated sections 10(b) and 20(a) of the U.S. Exchange Act and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. A shareholder derivative suit also has been filed against certain of our current and former officers and directors, and Sterling as a nominal defendant, alleging breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. Class action lawsuits also have been filed against Sterling and certain of our current and former officers and directors alleging violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), by breaching their fiduciary duties to participants in the Sterling Savings Bank Employee Savings and Investment Plan and Trust. These lawsuits are all premised on similar allegations that: 1) the defendants failed to adequately disclose the extent of Sterling’s delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, properly reserve for loan losses, and properly account for our goodwill and deferred tax assets, thereby causing Sterling’s stock price to be artificially inflated during the purported class period; or 2) failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms. It is possible that additional suits will be filed with respect to these same matters and also naming Sterling and/or our current and former officers and directors.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in Sterling’s Current Reports on Form 8-K, dated August 20, 2010 and August 26, 2010, Sterling completed its previously announced recapitalization transactions. Sterling sold 3,418,300 shares of Series B Convertible Participating Voting preferred stock, 3,881,700 shares of Series D Convertible Participating Voting preferred stock, and 292,000,000 shares of common stock to accredited investors, and exchanged 303,000 shares of Series A Fixed Rate Cumulative Perpetual preferred stock held by the U.S. Treasury for 303,000 shares of Series C Fixed Rate Cumulative Mandatorily Convertible preferred stock, and converted Series C preferred stock into 378,750,000 shares of common stock. The aggregate offering price was $730.0 million, and aggregate underwriting commissions on the transaction were $30.7 million.

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

STERLING FINANCIAL CORPORATION
(Registrant)

November 5, 2010	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009, and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling increasing the authorized shares of common stock. Filed as Exhibit 4.2 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated September 21, 2009, and incorporated by reference herein.

3.3	Articles of Amendment to Sterling’s Restated Articles of Incorporation eliminating par value of Sterling Common Stock. Filed as Exhibit 3.2 to Sterling’s Current Report on Form 8-K dated August 30, 2010, and incorporated by reference herein.

3.4	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B. Filed as Exhibit 3.3 to Sterling’s Current Report on Form 8-K dated August 30, 2010, and incorporated by reference herein.

3.5	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated August 30, 2010, and incorporated by reference herein.

3.6	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series D. Filed as Exhibit 3.4 to Sterling’s Current Report on Form 8-K dated August 30, 2010, and incorporated by reference herein.

3.7	Articles of Amendment to Sterling’s Restated Articles of Incorporation increasing the authorized shares of common stock. Filed as exhibit 3.7 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-1 dated November 3, 2010, and incorporated by reference herein.

3.8	Amended and Restated Bylaws of Sterling. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated January 6, 2009, and incorporated by referenced herein.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.

4.2	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 4.7 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010, and incorporated by reference herein.

4.3	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Warburg Pincus Private Equity X, L.P. Filed as Exhibit 4.8 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010, and incorporated by reference herein.

4.4	Amended and Restated Warrant to purchase shares of Sterling Common Stock, dated August 26, 2010 and issued to the United States Department of the Treasury. Filed as Exhibit 4.9 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010, and incorporated by reference herein.

4.5	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Reference is made to Exhibits 4.2, 4.3 and 4.4.

10.2	First Amendment to Second Amended and Restated Investment Agreement by and between Sterling Financial Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K dated August 20, 2010, and incorporated by reference herein.

10.3	First Amendment to the Investment Agreement by and between Sterling Financial Corporation and Warburg Pincus Private Equity X, L.P. Filed as Exhibit 10.2 to Sterling’s Current Report on Form 8-K dated August 20, 2010, and incorporated by reference herein.

10.4	Form of Subscription Agreement by and between Sterling Financial Corporation and private placement investors. Filed as Exhibit 10.3 to Sterling’s Current Report on Form 8-K dated August 20, 2010, and incorporated by reference herein.

E-1

Exhibit No.	Description

10.5	Offer Letter by and between Sterling and Leslie S. Biller, dated August 26, 2010. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K dated August 30, 2010, and incorporated by reference herein.

10.6	Offer Letter by and between Sterling Savings Bank and Davis S. DePillo, dated October 19, 2010. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-2