Form 10-Q
period 2011-03-31
STERLING FINANCIAL CORP /WA/
filed 2011-05-09
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number. 001-34696

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 29, 2011
Common Stock	61,943,190

March 31, 2011

STERLING FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents:
Interest bearing	$348,596	$341,425
Non-interest bearing	73,112	70,158

Total cash and cash equivalents	421,708	411,583

Restricted cash	14,669	15,681
Investment securities and mortgage-backed securities ("MBS"):
Available for sale	2,808,030	2,825,010
Held to maturity	12,742	13,464
Loans held for sale	136,447	222,216
Loans receivable, net	5,320,884	5,379,081
Accrued interest receivable	35,044	34,087
Other real estate owned, net ("OREO")	151,774	161,653
Properties and equipment, net	85,542	81,094
Bank-owned life insurance ("BOLI")	171,093	169,288
Core deposit intangible assets, net	15,704	16,929
Mortgage servicing rights, net	22,944	20,604
Prepaid expenses and other assets, net	155,888	142,479

Total assets	$9,352,469	$9,493,169

LIABILITIES:
Deposits:
Noninterest bearing	$1,007,684	$992,368
Interest bearing	5,716,743	5,918,639

Total deposits	6,724,427	6,911,007
Advances from Federal Home Loan Bank ("FHLB")	407,142	407,211
Securities sold subject to repurchase agreements and funds purchased	1,051,995	1,032,512
Junior subordinated debentures	245,286	245,285
Accrued interest payable	18,019	17,259
Accrued expenses and other liabilities	131,140	109,128

Total liabilities	8,578,009	8,722,402

SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 61,937,273 and 61,926,187 shares outstanding	1,961,763	1,960,871
Accumulated other comprehensive (loss)	(6,795)	(4,179)
Accumulated deficit	(1,180,508)	(1,185,925)

Total shareholders’ equity	774,460	770,767

Total liabilities and shareholders’ equity	$9,352,469	$9,493,169

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans	$80,387	$96,976
MBS	20,034	19,826
Investments and cash equivalents	2,816	2,690

Total interest income	103,237	119,492

Interest expense:
Deposits	17,294	27,451
Short-term borrowings	80	2,111
Long-term borrowings	12,120	15,040

Total interest expense	29,494	44,602

Net interest income	73,743	74,890
Provision for credit losses	10,000	88,556

Net interest income (expense) after provision for credit losses	63,743	(13,666)

Noninterest income:
Fees and service charges	12,561	13,035
Mortgage banking operations	10,327	11,232
Loan servicing fees	1,101	1,146
BOLI	1,732	2,295
Gains on sales of securities	6,001	1,911
Other	(1,740)	(4,322)

Total noninterest income	29,982	25,297

Noninterest expense	88,308	95,977

Loss before income taxes	5,417	(84,346)
Income tax expense	0	0

Net income (loss)	5,417	(84,346)
Preferred stock dividend	0	(4,412)

Net income (loss) available to common shareholders	$5,417	$(88,758)

Earnings (loss) per share - basic	$0.09	$(112.70)

Earnings (loss) per share - diluted	$0.09	$(112.70)

Weighted average shares outstanding - basic	61,930,783	787,576
Weighted average shares outstanding - diluted	62,335,212	787,576

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$5,417	$(84,346)

Other comprehensive income (loss):
Change in unrealized gains (losses) on investments and MBS available-for-sale	(4,152)	16,127
Less deferred income tax benefit (provision)	1,536	(5,986)

Net other comprehensive (loss) income	(2,616)	10,141

Comprehensive income (loss)	$2,801	$(74,205)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,417	$(84,346)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses and OREO	14,209	95,219
Accretion of deferred gain on sale of buildings	(201)	(67)
Net gain on sales of loans, investments and MBS	(16,618)	(13,487)
Stock based compensation	927	294
Loss at foreclosure and on sale of OREO	13,155	13,152
Other losses	416	415
Increase in cash surrender value of BOLI	(1,732)	(2,295)
Depreciation and amortization	10,851	8,744
Change in:
Accrued interest receivable	(957)	4,785
Prepaid expenses and other assets	(11,956)	9
Accrued interest payable	760	(3,556)
Accrued expenses and other liabilities	22,173	(1,375)
Proceeds from sales of loans originated for sale	469,392	695,258
Loans originated for sale	(363,453)	(676,879)

Net cash provided by operating activities	142,383	35,871

Cash flows from investing activities:
Change in restricted cash	1,012	(5,827)
Loans funded	(315,873)	(51,248)
Loans purchased	(104,656)	0
Loan principal received	365,446	515,780
Proceeds from sales of loans	10,483	6,425
Purchase of investment securities	(2,000)	(1,750)
Proceeds from maturities of investment securities	94	2,972
Proceeds from sale of investment securities	5,377	7,728
Purchase of MBS	(233,538)	(18,047)
Principal payments received on MBS	130,111	170,041
Proceeds from sales of MBS	113,402	44,579
Office properties and equipment, net	(7,489)	(848)
Improvements and other changes to OREO	(5,404)	(1,235)
Proceeds from sales of OREO	77,922	30,302

Net cash provided by investing activities	34,887	698,872

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - cont.

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities:
Net change in transaction and savings deposits	$(186,580)	$(150,051)
Advances from FHLB	0	275,000
Repayment of advances from FHLB	(48)	(345,046)
Net change in securities sold subject to repurchase agreements and funds purchased	19,483	(23,761)

Net cash used in financing activities	(167,145)	(243,858)

Net change in cash and cash equivalents	10,125	490,885
Cash and cash equivalents, beginning of period	411,583	564,783

Cash and cash equivalents, end of period	$421,708	$1,055,668

Supplemental disclosures:
Cash paid on interest during the period	$28,734	$48,158
Cash received on income taxes during the period	(56)	(1,618)
Noncash financing and investing activities:
Loans converted into OREO	79,820	69,583
Preferred stock cash dividend accrued	0	3,882

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

1. Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as disclosed in the annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20,”Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011. See Note 3.

In April 2011, the FASB issued ASU 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update to codification topic 310 provides guidance for what constitutes a concession, as well as clarity for determining whether a debtor is experiencing financial difficulties. The amendments in this update are effective for Sterling on July 1, 2011, with retrospective application from January 1, 2011. This update is not expected to have a material effect on Sterling’s consolidated financial statements.

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2011
Available for sale
MBS	$2,588,434	$25,008	$(29,140)	$2,584,302
Municipal bonds	205,383	2,401	(6,925)	200,859
Other	24,848	0	(1,979)	22,869

Total	$2,818,665	$27,409	$(38,044)	$2,808,030

Held to maturity
Tax credits	$12,742	$0	$0	$12,742

Total	$12,742	$0	$0	$12,742

December 31, 2010
Available for sale
MBS	$2,598,086	$30,017	$(25,493)	$2,602,610
Municipal bonds	208,588	949	(8,394)	201,143
Other	24,821	2	(3,566)	21,257

Total	$2,831,495	$30,968	$(37,453)	$2,825,010

Held to maturity
Tax credits	$13,464	$0	$0	$13,464

Total	$13,464	$0	$0	$13,464

Sterling’s tax credit investments are in low income housing partnerships. Subsequent to March 31, 2011, Sterling was presented with an opportunity to sell $10.5 million of its tax credit investments. Prior to this opportunity, there was not a liquid market to sell these types of investments. If this sale is executed, it would likely close during the second quarter of 2011 and result in a loss of approximately $2.1 million. Other available for sale securities primarily consisted of a trust preferred security at both March 31, 2011 and December 31, 2010. During the periods ended March 31, 2011 and 2010, Sterling sold available-for-sale investments and MBS and recorded the following results:

	Proceeds from Sales	Gross Realized Gains	Gross Realized (Losses)
	(in thousands)
Three months ended:
March 31, 2011	$118,779	$6,004	$3
March 31, 2010	52,307	1,971	60

Reclassification adjustments from other comprehensive income, representing realized net gains on available-for-sale securities, net of related deferred income taxes, were as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Realized net gains reclassified from other comprehensive income	$4,899	$1,223

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of March 31, 2011 and December 31, 2010, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
March 31, 2011
Municipal bonds	$46,730	$(1,857)	$51,486	$(5,068)	$98,216	$(6,925)
MBS	1,337,676	(29,057)	10,205	(83)	1,347,881	(29,140)
Other	0	0	22,862	(1,979)	22,862	(1,979)

Total	$1,384,406	$(30,914)	$84,553	$(7,130)	$1,468,959	$(38,044)

December 31, 2010
Municipal bonds	$89,364	$(3,193)	$47,101	$(5,201)	$136,465	$(8,394)
MBS	1,460,173	(25,493)	0	0	1,460,173	(25,493)
Other	0	0	21,250	(3,566)	21,250	(3,566)

Total	$1,549,537	$(28,686)	$68,351	$(8,767)	$1,617,888	$(37,453)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities as of March 31, 2011, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages. As of March 31, 2011, the weighted average life of the MBS portfolio was 5.1 years, and its effective duration was 4.0%. This compares with a weighted average life of 5.0 years, and an effective duration of 3.6% at December 31, 2010.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$25	$25
Due after one year through five years	0	0	457	457
Due after five years through ten years	0	0	231,934	231,297
Due after ten years	12,742	12,742	2,586,249	2,576,251

Total	$12,742	$12,742	$2,818,665	$2,808,030

Management evaluates investment securities for other than temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities are written down to current market value, resulting in a loss. There were no investment securities that management identified to be other than-temporarily impaired at March 31, 2011, because Sterling expects the return of all principal and interest on all securities within its investment and MBS portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and believes it is unlikely that Sterling would be required to sell these investments before a recovery in market price occurs, or until maturity. As of March 31, 2011, Sterling held nonagency collateralized mortgage obligations with an amortized book value of $35.3 million, and a net unrealized gain of $456,000. All nonagency collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are AAA rated according to at least one major rating agency. The vintage, or year of issuance, for these nonagency securities ranges from 2003 to 2005. Additionally as of March 31, 2011, Sterling held municipal bonds with an amortized book value of $205.4 million, and a net unrealized loss of $4.5 million. Sterling reviews its municipal bonds for impairment at least quarterly. Approximately 90% of Sterling’s municipal bonds are general obligation bonds.

3. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	March 31, 2011	December 31, 2010
	(in thousands)
Residential real estate	$719,458	$758,410
Multifamily real estate	638,250	517,022
Commercial real estate (1)	1,400,867	1,314,657
Construction:
Residential	106,051	156,853
Multifamily	72,885	90,518
Commercial	217,364	278,297

Total construction	396,300	525,668
Consumer	715,206	744,068
Commercial banking (2)	1,686,573	1,770,426

Gross loans receivable	5,556,654	5,630,251
Deferred loan fees, net	(2,826)	(4,114)
Allowance for losses on loans	(232,944)	(247,056)

Net loans receivable	$5,320,884	$5,379,081

(1)	Comprised of non owner-occupied commercial real estate ("CRE").
(2)	Comprised of commercial and industrial ("C&I"), and owner-occupied CRE.

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $1.34 billion and $1.52 billion as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, the unamortized portion of discounts on acquired loans was $5.1 million and $5.3 million, respectively.

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Real Estate					Commercial
	Residential	Multifamily	Commercial	Construction	Consumer	Banking	Unallocated	Total
	(in thousands)
March 31, 2011
Loans receivable, gross:
Individually evaluated for impairment	$62,734	$21,034	$64,423	$237,955	$6,532	$84,389	$0	$477,067
Collectively evaluated for impairment	656,724	617,216	1,336,444	158,345	708,674	1,602,184	0	5,079,587

Total loans receivable, gross	719,458	638,250	1,400,867	396,300	715,206	1,686,573	0	5,556,654
Deferred loan fees	0	0	0	0	0	0	(2,826)	(2,826)
Allowance for loan losses:
Individually evaluated for impairment	(532)	(133)	(4,295)	(12,732)	(51)	(3,741)	0	(21,484)
Collectively evaluated for impairment	(17,980)	(9,421)	(44,269)	(42,177)	(13,005)	(53,643)	(30,965)	(211,460)

Total allowance for loan losses	(18,512)	(9,554)	(48,564)	(54,909)	(13,056)	(57,384)	(30,965)	(232,944)

Net loans receivable	$700,946	$628,696	$1,352,303	$341,391	$702,150	$1,629,189	$(33,791)	$5,320,884

December 31, 2010
Loans receivable, gross:
Individually evaluated for impairment	$91,411	$23,541	$106,085	$335,656	$7,973	$89,973	$0	$654,639
Collectively evaluated for impairment	666,999	493,481	1,208,572	190,012	736,095	1,680,453	0	4,975,612

Total loans receivable, gross	758,410	517,022	1,314,657	525,668	744,068	1,770,426	0	5,630,251
Deferred loan fees	0	0	0	0	0	0	(4,114)	(4,114)
Allowance for loan losses:
Individually evaluated for impairment	(1,239)	(362)	(4,670)	(12,368)	(33)	(2,564)	0	(21,236)
Collectively evaluated for impairment	(16,068)	(9,306)	(44,692)	(53,509)	(14,612)	(54,387)	(33,246)	(225,820)

Total allowance for loan losses	(17,307)	(9,668)	(49,362)	(65,877)	(14,645)	(56,951)	(33,246)	(247,056)

Net loans receivable	$741,103	$507,354	$1,265,295	$459,791	$729,423	$1,713,475	$(37,360)	$5,379,081

The following table presents a roll-forward by segment of the allowance for credit losses for the three months ended March 31, 2011 and 2010:

	Real Estate					Commercial
	Residential	Multifamily	Commercial	Construction	Consumer	Banking	Unallocated	Total
	(in thousands)
2011
Allowance for loan losses:
Beginning balance, January 1	$17,307	$9,668	$49,362	$65,877	$14,645	$56,951	$33,246	$247,056
Chargeoffs	(6,816)	(211)	(1,648)	(9,339)	(2,146)	(9,584)	0	(29,744)
Recoveries	250	1	578	3,687	621	495	0	5,632
Provisions	7,771	96	272	(5,316)	(64)	9,522	(2,281)	10,000

Ending balance, March 31	18,512	9,554	48,564	54,909	13,056	57,384	30,965	232,944

Allowance for unfunded commitments:
Beginning balance, January 1	3,103	0	31	4,126	1,113	1,306	1,028	10,707
Chargeoffs	(66)	0	0	0	0	0	0	(66)
Recoveries	0	0	0	0	0	0	0	0
Provisions	248	0	(31)	(736)	(12)	80	451	0

Ending balance, March 31	3,285	0	0	3,390	1,101	1,386	1,479	10,641

Total credit allowance	$21,797	$9,554	$48,564	$58,299	$14,157	$58,770	$32,444	$243,585

2010
Allowance for loan losses:
Beginning balance, January 1	$28,319	$8,984	$42,296	$185,222	$19,198	$59,135	$289	$343,443
Chargeoffs	(4,721)	(10,380)	(7,489)	(104,508)	(3,721)	(13,040)	0	(143,859)
Recoveries	120	0	16	6,291	503	394	0	7,324
Provisions	1,421	10,465	13,176	38,747	1,635	20,399	2,047	87,890

Ending balance, March 31	25,139	9,069	47,999	125,752	17,615	66,888	2,336	294,798

Allowance for unfunded commitments:
Beginning balance, January 1	712	0	0	9,228	1,481	1,665	(1,119)	11,967
Chargeoffs	(310)	0	0	0	0	0	0	(310)
Recoveries	0	0	0	0	0	0	0	0
Provisions	678	0	189	(2,082)	(208)	151	1,938	666

Ending balance, March 31	1,080	0	189	7,146	1,273	1,816	819	12,323

Total credit allowance	$26,219	$9,069	$48,188	$132,898	$18,888	$68,704	$3,155	$307,121

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

Sterling assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

•

Pass – asset is considered of sufficient quality to preclude a Special Mention or an adverse rating. Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

•

Special Mention – asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Sterling’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•

Substandard – asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified have well-defined weaknesses. They are characterized by the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected.

•

Doubtful – asset has the weaknesses of those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Credit quality indicators for Sterling’s loan portfolio as of March 31, 2011 and December 31, 2010 grouped according to internally assigned risk ratings and payment activity:

	Real Estate					Commercial		% of total
	Residential	Multifamily	Commercial	Construction	Consumer	Banking	Total
	(in thousands)
March 31, 2011
Pass	$616,140	$573,313	$1,179,218	$59,367	$693,310	$1,411,070	$4,532,418	81%
Special mention	44,384	29,272	116,861	91,094	12,687	84,244	378,542	7%
Substandard	58,934	35,665	104,788	245,839	9,209	190,179	644,614	12%
Doubtful	0	0	0	0	0	1,080	1,080	0%

Total	$719,458	$638,250	$1,400,867	$396,300	$715,206	$1,686,573	$5,556,654	100%

Restructured	$19,302	$0	$11,439	$50,725	$118	$15,095	$96,679
Nonaccrual	43,431	21,034	52,985	187,231	6,413	69,294	380,388

Nonperforming	62,733	21,034	64,424	237,956	6,531	84,389	477,067
Performing	656,725	617,216	1,336,443	158,344	708,675	1,602,184	5,079,587

Total	$719,458	$638,250	$1,400,867	$396,300	$715,206	$1,686,573	$5,556,654

December 31, 2010
Pass	$638,273	$446,363	$1,047,239	$68,099	$718,831	$1,474,312	$4,393,117	78%
Special mention	15,670	29,566	91,870	89,524	7,074	89,680	323,384	6%
Substandard	104,467	41,093	175,548	368,045	18,163	205,354	912,670	16%
Doubtful	0	0	0	0	0	1,080	1,080	0%

Total	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251	100%

Restructured	$20,569	$0	$10,856	$57,662	$119	$19,298	$108,504
Nonaccrual	70,842	23,541	95,229	277,992	7,854	70,675	546,133

Nonperforming	91,411	23,541	106,085	335,654	7,973	89,973	654,637
Performing	666,999	493,481	1,208,572	190,014	736,095	1,680,453	4,975,614

Total	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251

Upgrades in loan risk ratings from substandard to special mention and pass during the first quarter of 2011 were primarily related to loans that have performed in accordance with their original terms, but were previously classified due to a decline in the value of their underlying collateral.

Aging by class for Sterling’s loan portfolio as of March 31, 2011 and December 31, 2010 was as follows:

	Real Estate					Commercial		% of total
	Residential	Multifamily	Commercial	Construction	Consumer	Banking	Total
	(in thousands)
March 31, 2011
30 - 59 days past due	$9,979	$1,744	$6,328	$21,588	$4,067	$23,280	$66,986	1%
60 - 89 days past due	3,107	3,167	2,947	14,590	1,350	5,208	30,369	1%
> 90 days past due	30,273	6,178	33,825	203,220	4,902	43,299	321,697	6%

Total past due	43,359	11,089	43,100	239,398	10,319	71,787	419,052	8%
Current	676,099	627,161	1,357,767	156,902	704,887	1,614,786	5,137,602	92%

Total Loans	$719,458	$638,250	$1,400,867	$396,300	$715,206	$1,686,573	$5,556,654	100%

> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0

December 31, 2010
30 - 59 days past due	$10,273	$3,235	$4,251	$27,251	$5,650	$12,994	$63,654	1%
60 - 89 days past due	4,179	6,146	7,089	15,419	1,837	4,099	38,769	1%
> 90 days past due	35,544	6,428	34,517	232,140	4,834	52,497	365,960	6%

Total past due	49,996	15,809	45,857	274,810	12,321	69,590	468,383	8%
Current	708,414	501,213	1,268,800	250,858	731,747	1,700,836	5,161,868	92%

Total Loans	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251	100%

> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0

Sterling considers its nonperforming loans to be impaired loans. Impaired loans by class were as follows at March 31, 2011 and December 31, 2010:

	Unpaid principal balance		Book balance
		Charge-offs	without specific reserve	with specific reserve	Specific reserve	Average book balance	Interest income recognized
	(in thousands)
March 31, 2011
Residential real estate	$81,524	$18,790	$26,176	$36,558	$532	$77,072	$0
Multifamily real estate	25,656	4,622	10,311	10,723	133	22,288	528
Commercial real estate	78,310	13,887	21,385	43,038	4,295	85,254	320
Construction	389,141	151,185	44,623	193,333	12,731	286,806	30
Consumer	10,244	3,713	3,968	2,563	51	7,252	0
Commercial banking	136,932	52,543	42,845	41,544	3,741	87,181	722

Total	$721,807	$244,740	$149,308	$327,759	$21,483	$565,853	$1,600

December 31, 2010
Residential real estate	$114,401	$22,990	$11,539	$79,872	$1,239
Multifamily real estate	30,464	6,923	3,201	20,340	362
Commercial real estate	135,366	29,281	13,993	92,092	4,670
Construction	539,330	203,674	39,015	296,641	12,369
Consumer	12,740	4,767	1,232	6,741	33
Commercial banking	142,111	52,138	14,839	75,134	2,564

Total	$974,412	$319,773	$83,819	$570,820	$21,237

At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the costs to sell. The carrying value of OREO is periodically evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in this allowance are as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Balance, January 1	$21,799	$8,204
Provision	4,209	6,663
Charge-offs	(11,341)	(2,831)

Balance, March 31	$14,667	$12,036

The increase in charge-offs during the first quarter of 2011 was due to the increase in OREO sales, as OREO sales were $78.0 million for the first quarter of 2011 compared to $30.3 million during the same period in 2010.

4. Junior Subordinated Debentures:

Sterling has raised capital through the formation of trust subsidiaries. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the trusts, payment of call premiums. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and has continued to defer these payments through March 31, 2011. As of March 31, 2011 and December 31, 2010, the accrued deferred interest was $10.9 million and $9.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods without triggering an event of default. Details of the junior subordinated debentures are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Next Call Date	Rate at March 31, 2011		Amount
			(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Oct 2012	Floating	1.70%	$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	Dec 2011	Floating	1.94%	51,547
Sterling Capital Trust VII	June 2006	June 2036	June 2011	Floating	1.83%	56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2011	Floating	2.11%	10,310
Sterling Capital Trust VI	June 2003	Sept 2033	June 2011	Floating	3.51%	10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	May 2011	Floating	3.56%	20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2011	Floating	3.46%	10,310
Sterling Capital Trust III	April 2003	April 2033	April 2011	Floating	3.55%	14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	June 2011	Floating	3.46%	9,451
Klamath First Capital Trust I	July 2001	July 2031	July 2011	Floating	4.20%	15,212

					2.44%*	$245,286

*	Weighted average rate

5. Earnings (Loss) Per Share:

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except shares and per share amounts)
Numerator:
Net income (loss) available to common shareholders	$5,417	$(88,758)
Denominator:
Weighted average shares outstanding - basic	61,930,783	787,576
Dilutive securities outstanding	404,429	0

Weighted average shares outstanding - diluted	62,335,212	787,576

Earnings (loss) per share - basic	$0.09	$(112.70)

Earnings (loss) per share - diluted	$0.09	$(112.70)

Antidilutive securities outstanding (weighted average):
Stock options	17,701	23,140
Warrants	0	97,541
Restricted shares	31,847	2,805

Total antidilutive securities outstanding	49,548	123,486

Prior period share and per share amounts disclosed in this footnote, as well as all other prior period share and per share amounts disclosed in these financial statements, have been restated to reflect the 1-for-66 reverse stock split that was effected in November 2010.

6. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended March 31,
	2011	2010	% change
	(in thousands)
Employee compensation and benefits	$43,850	$40,059	9%
OREO operations	11,400	10,923	4%
Occupancy and equipment	9,822	9,946	-1%
Data processing	6,080	5,105	19%
Insurance	4,504	12,685	-64%
Professional fees	3,058	6,380	-52%
Depreciation	3,012	3,568	-16%
Advertising	1,960	2,583	-24%
Travel and entertainment	1,236	716	73%
Amortization of core deposit intangibles	1,225	1,225	0%
Other	2,161	2,787	-22%

Total noninterest expense	$88,308	$95,977	-8%

The decrease in noninterest expense was primarily due to a lower level of FDIC deposit insurance premiums and professional fees. Insurance, which is primarily comprised of FDIC deposit insurance premiums, was down over the 2010 amount due to the higher assessment rates last year applicable to Sterling Savings Bank prior to its returning to a well-capitalized status. Professional fees decreased over the same period a year earlier, because the 2010 period included advisory costs related to Sterling’s recapitalization.

7. Income Taxes:

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its net deferred tax asset. Sterling has determined that it does not at this time meet the required threshold, and accordingly, has a valuation allowance against its deferred tax asset. As of March 31, 2011, the reserved deferred tax asset was approximately $358 million, including approximately $271 million of net operating loss carry-forwards. This is compared with a reserved deferred tax asset of approximately $359 million, including approximately $263 million of net operating loss carry-forwards, as of December 31, 2010.

With regard to the deferred tax asset, the benefits of Sterling’s accumulated tax losses would be reduced in the event of an “ownership change,” as determined under Section 382 of the Internal Revenue Code. During 2010, in order to preserve the benefits of these tax losses, Sterling’s shareholders approved a protective amendment to Sterling’s restated articles of incorporation and Sterling’s board has adopted a shareholder rights plan, both of which restrict certain transfers of stock that would result in investors acquiring more than 4.95% of Sterling’s total outstanding common stock.

8. Segment Information:

For 2011, Sterling changed its reporting segments to reflect the integration of Golf Savings Bank into Sterling Savings Bank and leadership realignments. The segments for 2011 are as follows:

•	Community Banking – a division within Sterling Savings Bank providing traditional banking and wealth management services through the retail banking, private banking and commercial banking groups.

•	Home Loan Division – originating residential real estate loans primarily through the mortgage banking operations of Sterling Savings Bank on both a servicing-retained and servicing-released basis.

•	Commercial Real Estate – a division within Sterling Savings Bank focused on the origination and servicing of multifamily real estate, commercial real estate, and construction loans.

The Other and Eliminations caption represents intercompany eliminations of revenue and expenses. Segment results for the comparable period presented are grouped according to the original classifications, due to the impracticability of reclassification to current period presentation.

	As of and for the Three Months Ended March 31, 2011
	Community Banking	Home Loan Division	Commercial Real Estate	Other and Eliminations	Total
	(in thousands)
Interest income	$91,744	$1,295	$10,600	$(402)	$103,237
Interest expense	26,434	503	2,604	(47)	29,494

Net interest income (expense)	65,310	792	7,996	(355)	73,743
Provision for credit losses	10,678	(89)	(589)	0	10,000
Noninterest income	18,301	9,932	1,422	327	29,982
Noninterest expense	73,120	10,282	4,906	0	88,308

Income (loss) before income taxes	$(187)	$531	$5,101	$(28)	$5,417

Total assets	$9,438,037	$144,143	$834,019	$(1,063,730)	$9,352,469

	As of and for the Three Months Ended March 31, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(in thousands)
Interest income	$108,955	$2,714	$6,134	$1,619	$70	$119,492
Interest expense	33,737	6,329	3,063	0	1,473	44,602

Net interest income (expense)	75,218	(3,615)	3,071	1,619	(1,403)	74,890
Provision for credit losses	48,933	36,067	3,556	0	0	88,556
Noninterest income	12,681	11	12,593	663	(651)	25,297
Noninterest expense	76,636	1,615	12,070	1,408	4,248	95,977

Income (loss) before income taxes	$(37,670)	$(41,286)	$38	$874	$(6,302)	$(84,346)

Total assets	$9,171,631	$812,115	$555,481	$17,085	$(1,745)	$10,554,567

9. Stock-Based Compensation:

The following table presents a summary of stock option and restricted stock activity during the three months ended March 31, 2011:

	Stock Options		Restricted Stock
	Number	Weighted Average Exercise Price	Number	Weighted Average Grant Price
Balance, January 1, 2011	18,920	$1,357.97	368,805	$18.24
Granted	0	0.00	55,610	18.15
Exercised/vested	0	0.00	(11,741)	49.14
Cancelled/expired	(2,221)	1,167.12	0	0.00

Outstanding, March 31, 2011	16,699	$1,383.36	412,674	$17.35

Exercisable, March 31, 2011	14,581	$1,501.21

At March 31, 2011, the weighted average remaining contractual life and the aggregate intrinsic value of stock options outstanding was 2.9 years and $0, respectively, and of stock options exercisable was 2.8 years and $0, respectively, and at December 31, 2010, were 2.8 years and $0, respectively, and 2.6 years and $0, respectively. As of March 31, 2011, a total of 5,549,089 shares remained available for grant under Sterling’s 2003, 2007 and 2010 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight and ten years. Restricted shares granted during 2011 have vesting schedules that vary, ranging from vesting immediately upon grant to vesting up to three years after the grant date.

Stock-based compensation expense recognized during the periods presented was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock based compensation expense:
Stock options	$96	$146
Restricted stock	831	147

Total	$927	$293

As of March 31, 2011, unrecognized equity compensation expense totaled $6.7 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.0 years. During the three months ended March 31, 2011, 83 stock options were forfeited, and no shares of restricted stock were forfeited.

10. Derivatives and Hedging:

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

Interest rate lock commitments and loan delivery commitments are off-balance sheet commitments that are considered to be derivatives. As of March 31, 2011, Sterling had $152.9 million of interest rate lock commitments, $80.0 million of residential mortgage loans held for sale that were not committed to investors and offsetting forward sale agreements on MBS valued at $242.5 million. As of December 31, 2010, Sterling had $118.6 million of interest rate lock commitments, $207.0 million of residential mortgage loans held for sale that were not committed to investors and offsetting forward sale agreements on MBS valued at $285.3 million. In addition, Sterling had mandatory delivery commitments to sell mortgage loans to investors valued at $32.5 million as of March 31, 2011, compared with $800,000 as of December 31, 2010. As of March 31, 2011 and December 31, 2010, Sterling had entered into best efforts forward commitments to sell $14.4 million and $18.5 million of mortgage loans, respectively.

From time to time, Sterling may enter into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various counterparties (“broker-dealers”). Both customer and broker-dealer related interest rate derivatives are carried at fair value by Sterling.

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$436,377	$436,377	$427,264	$427,264
Investments and MBS:
Available for sale	2,808,030	2,808,030	2,825,010	2,825,010
Held to maturity	12,742	12,742	13,464	13,464
Loans held for sale	136,447	136,447	222,216	222,216
Loans receivable, net	5,320,884	5,031,617	5,379,081	5,078,157
Accrued interest receivable	35,044	35,044	34,087	34,087
Other assets	106,734	106,734	106,717	106,717

Financial liabilities:
Non-maturity deposits	3,480,270	3,211,558	3,376,188	3,123,840
Deposits with stated maturities	3,244,157	3,271,905	3,534,819	3,588,051
Borrowings	1,704,423	1,663,799	1,685,008	1,660,387
Accrued interest payable	18,019	18,019	17,259	17,259
Other liabilities	5,402	5,402	6,176	6,176

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Balance, March 31, 2011:
Investment securities available-for-sale:
MBS	$2,584,302	$0	$2,584,302	$0
Municipal bonds	200,859	0	200,859	0
Other	22,869	0	22,869	0

Total investment securities available-for-sale	2,808,030	0	2,808,030	0
Loans held for sale	136,447	0	136,447	0
Other assets - derivatives	6,989	0	2,686	4,303

Total assets	$2,951,466	$0	$2,947,163	$4,303

Other liabilities - derivatives	$5,402	$0	$1,493	$3,909

Balance, December 31, 2010:
Investment securities available-for-sale:
MBS	$2,602,610	$0	$2,602,610	$0
Municipal bonds	201,143	0	201,143	0
Other	21,257	0	21,257	0

Total investment securities available-for-sale	2,825,010	0	2,825,010	0
Loans held for sale	222,216	0	222,216	0
Other assets - derivatives	6,746	0	1,869	4,877

Total assets	$3,053,972	$0	$3,049,095	$4,877

Other liabilities - derivatives	$6,176	$0	$1,750	$4,426

Level 2 derivatives represent mortgage banking interest rate lock and loan delivery commitments, as well as a common stock warrant carried as a derivative liability. Level 3 derivatives represent interest rate swaps, with market values for these instruments being equal to the present value differential between the fixed interest rate payments, as established in the swap agreement, and the floating interest rate payments, as projected by the forward interest rate curve, over the agreed to term of the swap. See Note 10 for a further discussion of these derivatives. The following table provides a reconciliation of interest rate swaps measured at fair value using significant unobservable or Level 3 inputs on a recurring basis during the three months ended March 31, 2011 and the year ended December 31, 2010. Gains and losses on these interest rate swaps are included in earnings as interest income or expense.

	Beginning Balance	Change included in earnings	Ending Balance
	(in thousands)
Three Months Ended March 31, 2011
Other assets - derivatives	$4,877	$(574)	$4,303
Other liabilities - derivatives	4,426	(517)	3,909

Year Ended December 31, 2010
Other assets - derivatives	4,547	330	4,877
Other liabilities - derivatives	4,319	107	4,426

Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Mortgage banking operations	$3,348	$2,771

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

	March 31, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Loans	$345,840	$0	$0	$345,840
OREO	136,916	0	0	136,916
Mortgage servicing rights	22,944	0	0	22,944

	December 31, 2010
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$539,032	$0	$0	$539,032
OREO	145,155	0	0	145,155
Mortgage servicing rights	20,604	0	0	20,604

The loans disclosed above represent the carrying value of impaired loans at period end. OREO represents the carrying value after write-downs taken at foreclosure that were charged to the loan loss allowance, as well as specific reserves established subsequent to foreclosure due to updated appraisals. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis.

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

Loans Receivable

The fair value of performing loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions. The fair value of nonperforming loans is estimated by discounting management’s current estimate of future cash flows using a rate estimated to be commensurate with the risks involved. The fair value of nonperforming collateral dependent loans is estimated based upon the value of the underlying collateral. In addition, a liquidity discount has been applied against the portfolio to reflect the uncertainty surrounding the timing of when a sale may occur.

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

12. Regulatory Matters and Capital Position:

On September 27, 2010, Sterling announced the cease and desist order put in place in October 2009 with Sterling Savings Bank was terminated, reflecting a strengthened balance sheet and capital position. Although the cease and desist is no longer applicable, Sterling Savings Bank will continue to be subject to enhanced supervisory review by the FDIC and WDFI under a memorandum of understanding (“MOU”), pursuant to which Sterling Savings Bank must maintain Tier 1 capital in an amount that ensures that its leverage ratio is at least 8%. Sterling Savings Bank is also required to meet certain asset quality targets, develop a written capital plan, develop a three-year strategic plan and comply with other requirements. As of March 31, 2011, Sterling Savings Bank’s capital position exceeded the level prescribed under the MOU.

As of the date of this filing, Sterling continues to be subject to a regulatory agreement with the Federal Reserve Bank of San Francisco (the “Reserve Bank Agreement”). Under the terms of the Reserve Bank Agreement, Sterling is subject to restrictions on its ability to pay dividends and distributions, incur debt, purchase or redeem its stock and appoint new board members or senior executive officers. Under the Reserve Bank Agreement, Sterling is also required to act as a source of strength to Sterling Savings Bank and to report quarterly to the Reserve Bank on steps taken to improve its capital ratios and risk, liquidity and fund management and on other matters.

The following table sets forth the respective capital positions for Sterling and Sterling Savings Bank as of March 31, 2011:

	Actual		Adequately Capitalized		Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands)
Tier 1 leverage ratio
Sterling	$1,008,883	10.6%	$379,868	4.0%	$474,835	5.0%
Sterling Savings Bank	976,027	10.3%	379,832	4.0%	474,790	5.0%
Tier 1 risk-based capital ratio
Sterling	1,008,883	16.5%	243,938	4.0%	365,907	6.0%
Sterling Savings Bank	976,027	16.0%	243,821	4.0%	365,731	6.0%
Total risk-based capital ratio
Sterling	1,087,461	17.8%	487,876	8.0%	609,845	10.0%
Sterling Savings Bank	1,054,288	17.3%	487,642	8.0%	609,552	10.0%

PART I – Financial Information (continued)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

STERLING FINANCIAL CORPORATION

March 31, 2011

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2010 annual report on Form 10-K.

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, is the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report refer to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Savings Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank. References to “our subsidiary bank” or “our banking subsidiary” refer to Sterling Savings Bank. Sterling Savings Bank offers retail and commercial banking products and services, mortgage lending, construction financing and investment products to individuals, small businesses, commercial organizations and corporations. As of March 31, 2011, Sterling had assets of $9.35 billion and operated 178 depository branches throughout Washington, Oregon, Idaho, Montana, and California.

Executive Summary and Highlights

Net income available to common shareholders was $5.4 million or $0.09 per share for the first quarter of 2011, versus a net loss attributable to common shareholders of $88.8 million or $112.70 per common share for the same period in 2010. Comparability in per share results over the periods presented reflects the increase in the amount of shares outstanding subsequent to Sterling’s Recapitalization in August 2010.

The following are selected financial metrics from the first quarter of 2011:

•	Net interest margin expanded to 3.22%, improving 37 basis points from the first quarter of 2010.

•	Total funding costs were reduced by 38 basis points from the same period last year.

•	Nonperforming assets decreased $187.4 million, or 23%, to $628.8 million during the first quarter of 2011, and are down 41% from the same period in 2010.

•	The provision for credit losses declined by $78.6 million as compared with the same period in 2010.

•	The loan loss allowance at March 31, 2011 was $232.9 million, or 4.19% of total loans, compared to $294.8 million, or 4.19% of total loans at March 31, 2010.

•

Tier 1 leverage ratio increased to 10.6% at March 31, 2011, from 2.6% a year ago, and tangible common equity to tangible assets increased to 8.1% at March 31, 2011. As of March 31, 2011, Sterling’s regulatory capital ratios exceed the requirements to be deemed well-capitalized.

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

Allowance for Credit Losses. The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded credit commitments. In general, determining the amount of the allowance requires significant judgment and the use of estimates by management. Sterling maintains an allowance for credit losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected future losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan types by considering factors affecting loan losses, including specific and confirmed losses, levels and trends in classified and nonperforming loans, historical loan loss experience, loan migration analysis, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. The reserve for unfunded credit commitments includes loss coverage for loan repurchases arising from mortgage banking activities. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management’s analysis.

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

Sterling may also maintain an unallocated allowance to provide for other credit losses that may exist in the loan portfolio that are not taken into consideration in establishing the probability of default and loss given default. The unallocated amount may generally be maintained at higher levels during times of economic uncertainty. The unallocated amount is reviewed at least quarterly based on credit and economic trends. As of March 31, 2011, the unallocated allowance was 13% of the allowance for loan losses, unchanged from December 31, 2010.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers and guarantors, as applicable, and historical experience factors. The historical experience factors utilized and allowances for homogeneous loans (such as residential mortgage loans and consumer loans) are collectively evaluated based upon historical loss experience, loan migration analysis, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.

A loan is considered impaired when, based on current information and events, it is probable Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, the ability and willingness of guarantors to make payments, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was adequate at March 31, 2011.

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

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its net deferred tax asset. Sterling has determined that it does not at this time meet the required threshold, and accordingly, has a valuation allowance against its deferred tax asset. During the three months ended March 31, 2011, Sterling did not recognized any income tax expense, as the income tax for the quarter was offset by a reduction in the deferred tax asset valuation allowance.

Results of Operations

The most significant component of earnings for a financial institution typically is net interest income, which is the difference between interest income, primarily from loans, MBS and investment securities, and interest expense, primarily on deposits and borrowings. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The following table sets forth, on a tax equivalent basis, information with regard to Sterling’s net interest income, net interest spread and net interest margin:

	Three Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$3,428,296	$43,111	5.04%	$4,704,576	$49,897	4.25%
Commercial and consumer	2,520,610	37,393	6.02%	3,285,954	47,242	5.83%

Total loans (1)	5,948,906	80,504	5.45%	7,990,530	97,139	4.90%
MBS (2)	2,590,546	20,034	3.09%	1,792,460	19,826	4.42%
Investments and cash (2)	792,959	3,900	1.99%	962,400	3,887	1.64%
FHLB stock	99,953	0	0.00%	100,682	0	0.00%

Total interest-earning assets	9,432,364	104,438	4.46%	10,846,072	120,852	4.49%

Noninterest-earning assets (3)	68,518			(152,171)

Total average assets	$9,500,882			$10,693,901

LIABILITIES and EQUITY:
Deposits:
Interest-bearing transaction	$493,651	146	0.12%	$1,040,020	863	0.34%
Savings and MMDA	1,959,561	1,970	0.41%	1,557,907	2,949	0.77%
Time deposits	3,453,419	15,178	1.78%	4,070,961	23,639	2.35%

Total interest-bearing deposits	5,906,631	17,294	1.19%	6,668,888	27,451	1.67%
Borrowings	1,694,391	12,200	2.92%	2,564,223	17,155	2.71%

Total interest-bearing liabilities	7,601,022	29,494	1.57%	9,233,111	44,606	1.96%
Noninterest-bearing transaction	1,005,290	0	0.00%	991,447	0	0.00%

Total funding liabilities	8,606,312	29,494	1.39%	10,224,558	44,606	1.77%

Other noninterest-bearing liabilities	125,026			175,939

Total average liabilities	8,731,338			10,400,497
Total average equity	769,544			293,404

Total average liabilities and equity	$9,500,882			$10,693,901

Net interest income and spread (4)		$74,944	2.89%		$76,246	2.53%

Net interest margin (4)			3.22%			2.85%

Deposits:
Total interest-bearing deposits	$5,906,631	$17,294	1.19%	$6,668,888	$27,451	1.67%
Noninterest-bearing transaction	1,005,290	0	0.00%	991,447	0	0.00%

Total deposits	$6,911,921	$17,294	1.01%	$7,660,335	$27,451	1.45%

(1)	Includes gross nonperforming loans.
(2)	Does not include market value adjustments on available for sale securities.
(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for credit losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

The following table sets forth the return on average assets and return on average common equity for the periods presented:

	Three Months Ended March 31,
	2011	2010
Return on average assets	0.23%	-3.20%
Return on average common equity	2.85%	NM	(1)

(1)	NM stands for "not meaningful," as the balance of common equity reflected a deficiency as of the date indicated.

Net Interest Income. Sterling reported net interest income of $73.7 million for the three months ended March 31, 2011, representing a decline of 2% compared with $74.9 million for the three months ended March 31, 2010. The decline in net interest income over the periods presented mainly reflects a decline in average loan balances. The effect of the decline in average loan balances was mostly offset by expansion in the net interest margin, which was 3.22% during the first quarter of 2011 versus 2.85% in the same period a year earlier. The net interest margin expanded primarily due to the decline in nonperforming loans and the reduced cost of deposits. The reversal of interest income from nonperforming loans reduced the net interest margin by 53 basis points for the first quarter of 2011, compared with 87 basis points for the first quarter of 2010.

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

Sterling recorded provisions for credit losses of $10.0 million and $88.6 million for the three months ended March 31, 2011 and 2010, respectively. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs.

Noninterest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010	% change
	(in thousands)
Fees and service charges	$12,561	$13,035	-4%
Mortgage banking operations	10,327	11,232	-8%
Loan servicing fees	1,101	1,146	-4%
BOLI	1,732	2,295	-25%
Gains on sales of securities	6,001	1,911	214%
Other	(1,740)	(4,322)	-60%

Total noninterest income	$29,982	$25,297	19%

Increases in gains on sales of securities, combined with lower losses on portfolio loan sales (which are included in other), were the primary causes of variances in noninterest income. Securities sales were driven both from the realization of certain valuations, and rebalancing of the portfolio to reduce duration levels. Other noninterest income for the three months ended March 31, 2010 included $3.7 million of losses on the sale of loans, primarily due to the sale of $218.5 million of consumer indirect auto loans. The reduction in fees and service charges primarily relate to lower non-sufficient funds fees. The decline in mortgage banking income related to a lower level of residential loan originations. BOLI income for the 2010 period included $699,000 of death benefit proceeds in excess of cash surrender value. The following table presents components of mortgage banking income for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Loan originations - residential real estate for sale	$363,118	$414,443
Loan sales - residential	498,310	486,605
Margin on residential loan sales	2.48%	2.07%

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended March 31,
	2011	2010	% Change
	(in thousands)
Employee compensation and benefits	$43,850	$40,059	9%
OREO operations	11,400	10,923	4%
Occupancy and equipment	9,822	9,946	-1%
Data processing	6,080	5,105	19%
Insurance	4,504	12,685	-64%
Professional fees	3,058	6,380	-52%
Depreciation	3,012	3,568	-16%
Advertising	1,960	2,583	-24%
Travel and entertainment	1,236	716	73%
Amortization of core deposit intangibles	1,225	1,225	0%
Other	2,161	2,787	-22%

Total noninterest expense	$88,308	$95,977	-8%

The decrease in noninterest expense was primarily due to a lower level of FDIC deposit insurance premiums and professional fees. Insurance, which is primarily comprised of FDIC deposit insurance premiums, declined compared with the first quarter of 2010 due to the higher assessment rates that were applicable to Sterling Savings Bank last year prior to its returning to a well-capitalized status. Professional fees decreased compared to the same period a year earlier, because the 2010 period included advisory costs related to Sterling’s recapitalization.

Income Tax Provision. During the periods presented, Sterling did not recognize any federal or state tax expense or benefit, as the income tax provision was offset by changes in the deferred tax valuation allowance. As of March 31, 2011, the reserved deferred tax asset was approximately $358 million, including approximately $271 million of net operating loss carry-forwards.

Financial Position

Assets. At March 31, 2011, Sterling’s assets were $9.35 billion, down $140.7 million from $9.49 billion at December 31, 2010, primarily as a result of a decline in loan balances.

Investment Securities and MBS. Sterling’s investment and MBS portfolio at March 31, 2011 was $2.82 billion, compared with $2.84 billion at December 31, 2010, with purchases mostly offsetting sales, prepayments and maturities during the period. On March 31, 2011, the investment and MBS portfolio had an unrealized loss of $10.6 million versus an unrealized loss of $6.6 million at December 31, 2010.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by type of loan at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$719,458	12.9	$758,410	13.5
Multifamily real estate	638,250	11.5	517,022	9.2
Commercial real estate	1,400,867	25.2	1,314,657	23.3
Construction:
Residential	106,051	1.9	156,853	2.8
Multifamily	72,885	1.3	90,518	1.6
Commercial	217,364	3.9	278,297	4.9

Total Construction	396,300	7.1	525,668	9.3
Consumer	715,206	12.9	744,068	13.2
Commercial banking	1,686,573	30.4	1,770,426	31.5

Gross loans receivable	5,556,654	100%	5,630,251	100%

Net deferred origination fees	(2,826)		(4,114)
Allowance for losses on loans	(232,944)		(247,056)

Loans receivable, net	$5,320,884		$5,379,081

During the first quarter of 2011, gross loan balances declined $73.6 million, including anticipated reductions in construction loans that totaled $129.4 million. Multifamily real estate originations increased $92.2 million from the linked quarter, reflecting Sterling’s strategic focus on multifamily lending. Loan purchases included $100.8 million of seasoned commercial real estate loans for both owner-occupied and non-owner-occupied properties within Sterling’s footprint. The following table sets forth Sterling’s loan originations and purchases for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands)
Loan originations:
Residential real estate	$387,481	$777,238	$431,057
Multifamily real estate	119,846	27,642	750
Commercial real estate	34,130	30,180	32,090
Construction:
Residential	4,196	6,502	3,591
Multifamily	0	0	0
Commercial	0	0	500

Total construction	4,196	6,502	4,091
Consumer	28,357	19,449	28,287
Commercial banking	54,390	35,098	45,928

Total loan originations	628,400	896,109	542,203

Loan purchases:
Residential real estate	7,550	0	0
Multifamily real estate	2,440	82,702	0
Commercial real estate	100,805	0	0

Total loan purchases	110,795	82,702	0

Total loan originations and purchases	$739,195	$978,811	$542,203

The decline in residential real estate originations over the periods presented reflects a lower level of refinancing activity due to higher mortgage rates. The change from the December 31, 2010 quarter also reflects the impact of seasonality within the real estate market.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Allowance for credit losses
Allowance - loans, January 1	$247,056	$343,443
Provision	10,000	87,890
Charge-offs	(29,744)	(143,859)
Recoveries	5,632	7,324
Transfers	0	0

Allowance - loans, March 31	232,944	294,798

Allowance - unfunded commitments, January 1	10,707	11,967
Provision	0	666
Charge-offs	(66)	(310)
Transfers	0	0

Allowance - unfunded commitments, March 31	10,641	12,323

Total credit allowance	$243,585	$307,121

See Note 3 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The following table presents classified assets, which are comprised of performing substandard loans, nonperforming loans and OREO:

	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands)
Residential real estate	$59,777	$104,467	$135,327
Multifamily real estate	35,726	43,331	81,386
Commercial real estate	104,788	173,444	165,240
Construction
Residential construction	67,837	112,600	407,325
Commercial construction	126,444	186,229	301,686
Multifamily construction	55,272	76,818	119,902

Total construction	249,553	375,647	828,913

Consumer	9,353	18,868	18,737
Commercial banking	200,860	222,125	282,616

Total classified loans	660,057	937,882	1,512,219
OREO	151,774	161,653	103,973

Total classified assets	$811,831	$1,099,535	$1,616,192

Classified assets/ total assets	8.68%	11.58%	15.31%

Classified assets declined $287.7 million, or 26% during the three months ended March 31, 2011. The reductions were primarily due to upgraded risk ratings mostly related to loans that have performed in accordance with their original terms, but were previously classified due to a decline in the value of their underlying collateral, as well as resolutions of nonperforming loans.

The following table provides information regarding the classified loans of the top 30 borrowing relationships as of March 31, 2011, which together constituted 32% of all classified assets at period end:

Description	Location	March 31, 2011
		(in thousands)
Commercial Construction & Real Estate: 5 loans	Other WA & Other OR	$28,724
Commercial & Residential Construction: 2 loans	Puget Sound, WA & Other ID	21,368
Commercial Construction & Commercial: 2 loans	Puget Sound, WA & Other OR	14,576
Commercial Construction: 1 loan	Puget Sound, WA & Other WA	13,761
Commercial Construction & Real Estate: 3 loans	Puget Sound, WA	13,625
Commercial Real Estate: 1 loan	Puget Sound, WA	9,965
Commercial Construction: 1 loan	Other OR	8,470
Commercial Real Estate: 1 loan	Northern CA	8,439
Commercial Real Estate: 2 loans	Northern CA	8,381
Residential Construction: 1 loan	Puget Sound, WA	7,878
Commercial Construction: 2 loans	Puget Sound, WA	7,803
Commercial Real Estate: 1 loan	Northern CA	7,621
Residential Construction: 2 loans	Portland, OR & Other OR	7,245
Multifamily: 1 loan	Puget Sound, WA	6,629
Commercial Real Estate & Commercial: 5 loans	Portland, OR & Other OR	6,623
Multifamily: 1 loan	Puget Sound, WA	6,616
Commercial Real Estate & Residential Construction: 5 loans	Portland, OR	6,497
Commercial Construction: 1 loan	Puget Sound, WA	6,085
Residential Construction: 83 loans	Portland, OR	5,956
Commercial: 2 loans	Arizona	5,884
Multifamily: 1 loan	Portland, OR	5,817
Commercial Construction: 2 loans	Other ID & Other OR	5,794
Commercial Real Estate: 2 loans	Puget Sound, WA & Other WA	5,734
Residential & Commercial Real Estate: 44 loans	Portland, OR & Other OR	5,531
Commercial Construction: 1 loan	Northern CA	5,499
Commercial: 6 loans	Other WA	5,215
Commercial & Residential Construction: 2 loans	Northern & Southern CA	5,150
Commercial Construction: 1 loan	Arizona	5,095
Commercial Construction & Real Estate: 2 loans	Northern CA	4,995
Commercial Construction: 1 loan	Utah	4,916

		$255,892

Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, and related information are summarized in the following table as of the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands)
Past due 90 days or more and accruing	$0	$0	$0
Nonaccrual loans	380,388	546,133	821,981
Restructured loans	96,679	108,504	136,785

Total nonperforming loans	477,067	654,637	958,766
OREO	151,774	161,653	103,973

Total nonperforming assets	628,841	816,290	1,062,739
Specific reserve - loans	(21,483)	(21,237)	(19,025)

Net nonperforming assets	$607,358	$795,053	$1,043,714

Nonperforming loans before charge-offs, gross	$590,580	$858,805	$1,325,755
Charge-offs on nonperforming loans	(244,740)	(319,773)	(530,202)

Nonperforming loans, net of charge-offs	345,840	539,032	795,553
Nonperforming loans without charge-offs (1)	131,227	115,605	163,213

Total nonperforming loans	$477,067	$654,637	$958,766

Nonperforming assets to total assets	6.72%	8.60%	10.07%
Nonperforming loans to loans	8.59%	11.64%	13.62%
Nonperforming loans carried at fair value to total nonperforming loans	72%	82%	83%
Charge-offs plus specific loan reserves to gross nonperforming loans	45%	40%	41%
Loan loss allowance to nonperforming loans	49%	38%	31%
Loan loss allowance to nonperforming loans excluding loans carried at fair value (2)	161%	195%	169%

(1)	Charge-offs have not been recorded on these nonperforming loans, as the value of the underlying collateral exceeds the carrying value of the loans.
(2)	Excludes the specific loan loss reserve.

As of March 31, 2011, Sterling has recognized charge-offs, which are also referred to as confirmed losses, totaling $244.7 million on collateral dependent nonperforming loans held in its portfolio. As a result of these confirmed losses, Sterling has written down the carrying value of these loans to the appraisal value of their underlying collateral. The allowance for loan losses to nonperforming loans, excluding these loans for which the full loss to date has been charged off, was 161% of nonperforming loans at March 31, 2011. Further declines in real estate appraisal values could result in additional losses on these loans.

The following table presents certain information on Sterling’s nonperforming assets:

	March 31, 2011		December 31, 2010		March 31, 2010
	(in thousands)
Residential construction
Puget Sound	$35,617	6%	$55,365	7%	$147,982	14%
Portland, OR	35,594	6%	48,781	6%	111,094	10%
Bend, OR	1,199	0%	7,479	1%	19,544	2%
Northern California	5,555	1%	9,474	1%	19,231	2%
Vancouver, WA	7,697	1%	12,455	2%	17,580	2%
Boise, ID	1,034	0%	2,614	0%	14,814	1%
Southern California	3,558	1%	4,574	1%	7,647	1%
Other	21,830	3%	24,918	3%	57,432	5%

Total residential construction	112,084	18%	165,660	21%	395,324	37%
Commercial construction
Southern California	17,956	3%	27,227	3%	39,833	4%
Puget Sound	32,243	5%	48,619	6%	37,601	4%
Northern California	25,022	4%	45,132	6%	30,976	3%
Other	75,314	12%	76,860	9%	85,210	8%

Total commercial construction	150,535	24%	197,838	24%	193,620	19%
Multifamily construction
Puget Sound	39,221	6%	41,407	5%	47,289	4%
Portland, OR	5,817	1%	7,420	1%	15,497	1%
Other	16,933	3%	17,965	2%	27,269	3%

Total multifamily construction	61,971	10%	66,792	8%	90,055	8%

Total construction	324,590	52%	430,290	53%	678,999	64%

Commercial banking	109,003	17%	110,872	14%	144,893	14%
Commercial real estate	80,626	13%	123,146	15%	92,379	9%
Residential real estate	83,173	13%	115,923	14%	82,863	8%
Multifamily real estate	21,089	3%	25,806	3%	54,767	5%
Consumer	10,360	2%	10,253	1%	8,838	0%

Total nonperforming assets	628,841	100%	816,290	100%	1,062,739	100%

Specific reserve - loans	(21,483)		(21,237)		(19,025)

Net nonperforming assets (1)	$607,358		$795,053		$1,043,714

(1)	Net of cumulative confirmed losses on loans and OREO of $423.8 million for March 31, 2011, $516.3 million for December 31, 2010, and $626.3 million for March 31, 2010.

During the first quarter of 2011, Sterling returned $78.8 million of previously impaired loans and $13.4 million of restructured loans to accruing status. These loans had been current for at least six months and were expected to continue to perform in accordance with their loan terms.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(in thousands)
Interest-bearing transaction	$499,805	8%	$497,395	7%
Noninterest-bearing transaction	1,007,684	15%	992,368	14%
Savings and MMDA	1,972,781	29%	1,886,425	27%
Time deposits - brokered	331,726	5%	249,029	4%
Time deposits - retail	2,912,431	43%	3,285,790	48%

Total deposits	$6,724,427	100%	$6,911,007	100%

Changes in deposits during the first quarter of 2011 primarily reflect a reduction in retail time deposits, and were partially offset by the increase in transaction, savings and MMDA. The reduction in retail time deposits during the quarter was expected, as Sterling allowed some higher rate deposits to runoff, thereby improving the deposit mix and reducing funding costs.

Borrowings. Deposit accounts are Sterling’s primary source of funds. Sterling uses other borrowings to supplement its deposit gathering efforts. These borrowings include advances from the FHLB, reverse repurchase agreements, primary credits and term auction facilities from the Federal Reserve. The aggregate amount of these borrowings outstanding remained relatively unchanged at March 31, 2011 as compared with December 31, 2010.

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

Change in Interest Rate in Basis Points	March 31, 2011	December 31, 2010
(Rate Shock)	% Change in NII	% Change in NII
+300	(10.3)	(11.2)
+200	(5.3)	(5.5)
+100	(1.8)	(2.4)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

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

Change in	March 31, 2011	December 31, 2010
Interest Rate in Basis Points (Rate Shock)	% Change in EVE	% Change in EVE
+300	(22.2)	(21.7)
+200	(10.4)	(8.2)
+100	(3.0)	(1.4)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

As of March 31, 2011, Sterling has customer-related interest rate swap derivatives outstanding with a total notional amount of $96.3 million. For a description, see Note 10 of Notes to Consolidated Financial Statements. As of March 31, 2011, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including non-customer related interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Capital and Liquidity Management

Sterling’s primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest primarily from loans, as well as from mortgage backed securities; the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities; borrowings from the FHLB and the Federal Reserve; and borrowings from commercial banks (including reverse repurchase agreements). Public deposits from states, municipalities, and other public entities are generally obtained by competitive rate offerings and bidding among qualifying financial institutions. Certain states require collateralization for substantially all uninsured public deposits. Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of reverse repurchase agreements may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling Savings Bank’s credit line with FHLB of Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements, with borrowing terms ranging from overnight to term advances. Sterling Savings Bank actively manages its liquidity in an effort to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary from time to time, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory requirements.

The total value of Sterling’s cash and cash equivalents and securities was $3.26 billion at March 31, 2011, compared with $3.27 billion at December 31, 2010. Available liquidity as of March 31, 2011 of $1.67 billion included unpledged portions of cash and cash equivalents and securities of $929 million, available borrowing capacity from the FHLB and the Federal Reserve of $602 million, as well as loans held for sale of $136.4 million, and compared to total available liquidity of $1.68 billion as of December 31, 2010.

Sterling, on a parent company-only basis, had cash of approximately $46.7 million and $47.5 million at March 31, 2011 and December 31, 2010, respectively. The parent (holding) company’s significant cash flows primarily relate to capital investments in and capital distributions from Sterling Savings Bank, capital distributions to shareholders, and interest payments on its junior subordinated debentures. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures, and continued to defer these payments through March 31, 2011. As of March 31, 2011 and December 31, 2010, the accrued deferred interest on junior subordinated debentures was $10.9 million and $9.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarters without triggering an event of default. No cash dividends transacted during the periods presented. Sterling’s ability to pay dividends is generally limited by its earnings, financial condition, and capital and regulatory requirements. During the third quarter of 2010, Sterling contributed $650.0 million of capital to Sterling Savings Bank. No capital was downstreamed from Sterling to Sterling Savings Bank during the first quarter of 2011.

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20,”Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011. See Note 3 of Notes to Consolidated Financial Statements.

In April 2011, the FASB issued ASU 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update to codification topic 310 provides guidance for what constitutes a concession, as well as clarity for determining whether a debtor is experiencing financial difficulties. The amendments in this update are effective for Sterling on July 1, 2011, with retrospective application from January 1, 2011. This update is not expected to have a material effect on Sterling’s consolidated financial statements.

Regulation and Compliance

Sterling, as a bank holding company, is subject to ongoing comprehensive examination and regulation by the Federal Reserve, and Sterling Savings Bank, as a Washington State chartered bank, is subject to ongoing comprehensive regulation and examination by the Washington Department of Financial Institutions and the FDIC. Sterling Savings Bank is further subject to standard Federal Reserve regulations related to deposit reserves and certain other matters.

On September 27, 2010, Sterling announced the cease and desist order put in place in October 2009 with Sterling Savings Bank was terminated, reflecting a strengthened balance sheet and capital position. Although the cease and desist is no longer applicable, Sterling Savings Bank will continue to be subject to enhanced supervisory review by the FDIC and WDFI under a memorandum of understanding (the “SSB MOU”), pursuant to which Sterling Savings Bank must maintain Tier 1 capital in an amount that ensures that its leverage ratio is at least 8%. Sterling Savings Bank is also required to meet certain asset quality targets, develop a written capital plan, develop a three-year strategic plan and comply with other requirements.

As of the date of this filing, Sterling continues to be subject to a regulatory agreement with the Federal Reserve Bank of San Francisco (the “Reserve Bank Agreement”). Under the terms of the Reserve Bank Agreement, Sterling is subject to restrictions on its ability to pay dividends and distributions, incur debt, purchase or redeem its stock and appoint new board members or senior executive officers. Under the Reserve Bank Agreement, Sterling is also required to act as a source of strength to Sterling Savings Bank and to report quarterly to the Reserve Bank on steps taken to improve its capital ratios and risk, liquidity and fund management and on other matters.

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

•

the impact of legislative changes and related rules and regulations on Sterling’s business operations and competitiveness, including the impact of executive compensation restrictions, which may affect Sterling’s ability to retain and recruit executives in competition with other firms who do not operate under such restrictions.

Other factors that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements may be found under “Risk Factors” in Sterling’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

STERLING FINANCIAL CORPORATION

PART II – Other Information

Item 1 Legal Proceedings

Securities Class Action Litigation

On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the “Complaint”). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling’s stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling’s delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling’s stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys’ fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. The court has not yet issued an order on the motion. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or estimable in amount.

ERISA Class Action Litigation

On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling Financial Corporation and Sterling Savings Bank (collectively, “Sterling”), as well as certain of Sterling’s current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the “Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling’s securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling’s business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and 90+-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys’ fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. A hearing on the motion to dismiss occurred on March 22, 2011, with the court indicating that it would take the motion under submission. The court has not yet issued an order on the motion. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint could have a material adverse effect on Sterling’s business, results of operations, and financial condition. Currently, a loss resulting from these claims is not considered probable or estimable in amount.

Derivative Class Action Litigation

On February 10, 2010, a shareholder derivative action was filed in the Superior Court for Spokane County, Washington, purportedly on behalf of and for the benefit of Sterling, against certain of our current and former officers and directors. On August 2, 2010, plaintiff filed an amended complaint (the “Complaint”) alleging, among other claims, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. The Complaint alleges that the individual defendants failed to prevent Sterling from issuing improper financial

STERLING FINANCIAL CORPORATION

PART II – Other Information

statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms regarding Sterling’s commercial real estate, construction and land development loans, losses and reserves recorded for impaired loans, and accounting for goodwill and deferred tax assets. The Complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. Because the Complaint is derivative in nature, it does not seek monetary damages from Sterling. However, Sterling may be required throughout the pendency of the action to advance the legal fees and costs incurred by the defendant officers and directors. On September 13, 2010, Sterling moved to dismiss the Complaint. The hearing on Sterling’s motion to dismiss was held on January 14, 2011. On February 25, 2011, the court issued an order denying Sterling’s motion to dismiss in its entirety. On April 12, 2011, Sterling filed a request for discretionary review with the Washington Court of Appeals. The appellate court commissioner will hold a hearing on the request on June 1, 2011. If the request is granted, Sterling will be permitted to appeal the court’s order denying the motion to dismiss.

Item 1A Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 Defaults Upon Senior Securities

Not applicable.

Item 4 (Removed and Reserved)

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

STERLING FINANCIAL CORPORATION
(Registrant)

May 9, 2011	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

Exhibit Index

Exhibit No.

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling increasing the authorized shares of common stock. Filed as Exhibit 4.2 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated September 21, 2009 and incorporated by reference herein.

3.3	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.4	Articles of Amendment to Sterling’s Restated Articles of Incorporation eliminating par value of Sterling Common Stock. Filed as Exhibit 3.2 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.5	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B. Filed as Exhibit 3.3 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.6	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series D. Filed as Exhibit 3.4 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.7	Articles of Amendment to Sterling’s Restated Articles of Incorporation increasing the authorized shares of common stock. Filed as exhibit 3.7 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-1 dated November 3, 2010 and incorporated by reference herein.

3.8	Articles of Amendment to Sterling’s Restated Articles of Incorporation reducing the authorized shares of common stock. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated November 18, 2010 and incorporated by reference herein.

3.9	Articles of Amendment to Sterling’s Restated Articles of Incorporation regarding certain transfer restrictions. Filed as Exhibit 3.9 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

3.10	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s Registration Statement on Form 8-K dated April 25, 2011, and incorporated by referenced herein.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.

4.2	Form of Common Stock Certificate. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated July 20, 2009 and incorporated by reference herein.

4.3	Shareholder Rights Plan, dated as of April 14, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Restated Articles of Incorporation of Sterling Financial Corporation (Series E Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C. Filed as Exhibit 4.1 to Sterling’s Current Report on Form 8-K filed on April 15, 2010 and incorporated by reference herein.

4.4	First Amendment to Shareholder Rights Plan, dated as of December 8, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Sterling’s Current Report on Form 8-K filed on December 10, 2010 and incorporated by reference herein.

E-1

4.5	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 4.7 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.6	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Warburg Pincus Private Equity X, L.P. Filed as Exhibit 4.8 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.7	Amended and Restated Warrant to purchase shares of Sterling Common Stock, dated August 26, 2010 and issued to the United States Department of the Treasury. Filed as Exhibit 4.9 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.8	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Employment Agreement by and between Sterling and Daniel G. Byrne, dated January 31, 2011. Filed as Exhibit 10.11 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

10.2	Offer Letter by and between Sterling and Patrick J. Rusnak, dated January 21, 2011. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K dated February 17, 2011 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

E-2