Form 10-Q
period 2011-06-30
STERLING FINANCIAL CORP /WA/
filed 2011-08-09
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 29, 2011
Common Stock	61,956,219

June 30, 2011

STERLING FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents:
Interest bearing	$495,523	$341,425
Non-interest bearing	76,255	70,158

Total cash and cash equivalents	571,778	411,583

Restricted cash	15,432	15,681
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,494,002	2,825,010
Held to maturity	2,054	13,464
Loans held for sale	197,643	222,216
Loans receivable, net	5,387,714	5,379,081
Accrued interest receivable	32,018	34,087
Other real estate owned, net (“OREO”)	101,406	161,653
Properties and equipment, net	83,923	81,094
Bank-owned life insurance (“BOLI”)	172,774	169,288
Core deposit intangible assets, net	14,480	16,929
Mortgage servicing rights, net	23,880	20,604
Prepaid expenses and other assets, net	144,491	142,479

Total assets	$9,241,595	$9,493,169

LIABILITIES:
Deposits:
Noninterest bearing	$1,067,637	$992,368
Interest bearing	5,536,361	5,918,639

Total deposits	6,603,998	6,911,007
Advances from Federal Home Loan Bank (“FHLB”)	407,071	407,211
Securities sold under repurchase agreements and funds purchased	1,058,694	1,032,512
Junior subordinated debentures	245,287	245,285
Accrued interest payable	20,060	17,259
Accrued expenses and other liabilities	98,875	109,128

Total liabilities	8,433,985	8,722,402

SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 61,952,072 and 61,926,187 shares outstanding	1,962,830	1,960,871
Accumulated other comprehensive income (loss)	17,733	(4,179)
Accumulated deficit	(1,172,953)	(1,185,925)

Total shareholders’ equity	807,610	770,767

Total liabilities and shareholders’ equity	$9,241,595	$9,493,169

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans	$79,735	$93,885	$160,122	$190,861
MBS	19,928	18,616	39,962	38,442
Investments and cash equivalents	2,684	2,708	5,500	5,398

Total interest income	102,347	115,209	205,584	234,701

Interest expense:
Deposits	15,216	25,063	32,510	52,514
Short-term borrowings	111	2,103	190	4,214
Long-term borrowings	12,213	14,948	24,334	29,988

Total interest expense	27,540	42,114	57,034	86,716

Net interest income	74,807	73,095	148,550	147,985
Provision for credit losses	10,000	70,781	20,000	159,337

Net interest income (expense) after provision for credit losses	64,807	2,314	128,550	(11,352)

Noninterest income:
Fees and service charges	12,946	14,233	25,507	27,268
Mortgage banking operations	10,794	11,713	21,121	22,945
Loan servicing fees	709	(408)	1,810	738
BOLI	1,578	1,560	3,310	3,855
Gains on sales of securities, net	8,297	15,349	14,298	17,260
Other	11	(1,219)	(1,729)	(5,541)

Total noninterest income	34,335	41,228	64,317	66,525

Noninterest expense	91,587	97,315	179,895	193,292

Income (loss) before income taxes	7,555	(53,773)	12,972	(138,119)
Income tax expense	0	0	0	0

Net income (loss)	7,555	(53,773)	12,972	(138,119)
Preferred stock dividend	0	(4,469)	0	(8,881)

Net income (loss) available to common shareholders	$7,555	$(58,242)	$12,972	$(147,000)

Earnings (loss) per share - basic (1)	$0.12	$(73.91)	$0.21	$(186.60)

Earnings (loss) per share - diluted (1)	$0.12	$(73.91)	$0.21	$(186.60)

Weighted average shares outstanding - basic (1)	61,943,851	788,020	61,937,353	787,799
Weighted average shares outstanding - diluted (1)	62,312,224	788,020	62,320,028	787,799

(1)	Reflects the 1-for-66 reverse stock split in November 2010.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$7,555	$(53,773)	$12,972	$(138,119)

Other comprehensive income (loss):
Change in unrealized gains on investments and MBS available-for-sale	36,651	23,201	38,594	41,239
Less deferred income tax provision	(3,826)	(2,915)	(2,384)	(8,901)
Realized net gains reclassified from other comprehensive income	(8,297)	(15,349)	(14,298)	(17,260)

Net other comprehensive income	24,528	4,937	21,912	15,078

Comprehensive income (loss)	$32,083	$(48,836)	$34,884	$(123,041)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$12,972	$(138,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	20,000	159,337
Net gain on sales of loans	(18,549)	(22,385)
Net gain on sales of investments and MBS	(14,298)	(17,337)
Stock based compensation	1,959	726
Loss on OREO	39,835	46,388
Increase in cash surrender value of BOLI	(3,310)	(3,855)
Depreciation and amortization	19,122	16,524
Change in:
Accrued interest receivable	2,069	8,855
Prepaid expenses and other assets	1,742	(1,141)
Accrued interest payable	2,801	(3,926)
Accrued expenses and other liabilities	(10,257)	9,170
Proceeds from sales of loans originated for sale	871,842	1,105,740
Loans originated for sale	(828,385)	(1,216,103)

Net cash provided by (used in) operating activities	97,543	(56,126)

Cash flows from investing activities:
Change in restricted cash	249	(5,357)
Loans funded	(803,655)	(382,977)
Loans purchased	(111,034)	0
Loan principal received	716,114	1,092,544
Proceeds from sales of loans	31,899	296,532
Purchase of investment securities	(2,000)	(2,501)
Proceeds from maturities of investment securities	294	4,951
Proceeds from sale of investment securities	30,987	17,192
Purchase of MBS	(242,841)	(642,574)
Principal payments received on MBS	229,210	336,583
Proceeds from sales of MBS	353,444	542,367
Office properties and equipment, net	(9,595)	(1,321)
Improvements and other changes to OREO	(5,061)	(2,005)
Proceeds from sales of OREO	155,566	70,027

Net cash provided by investing activities	343,577	1,323,461

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - cont.

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Net change in deposits	$(307,009)	$(534,421)
Advances from FHLB	0	495,750
Repayment of advances from FHLB	(98)	(957,593)
Net change in securities sold under repurchase agreements and funds purchased	26,182	(26,119)

Net cash used in financing activities	(280,925)	(1,022,383)

Net change in cash and cash equivalents	160,195	244,952
Cash and cash equivalents, beginning of period	411,583	564,783

Cash and cash equivalents, end of period	$571,778	$809,735

Supplemental disclosures:
Cash paid on interest during the period	$54,233	$90,642
Cash received on income tax refunds during the period	0	49,390

Noncash financing and investing activities:
Loans converted into OREO	130,093	166,371
Preferred stock cash dividend accrued	0	7,815

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

In April 2011, the FASB issued ASU 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update to codification topic 310 provides guidance for what constitutes a concession and whether a debtor is experiencing financial difficulties. The amendments in this update are effective for Sterling on July 1, 2011, with retrospective application from January 1, 2011. This update is not expected to have a material effect on Sterling’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-3, “Reconsideration of Effective Control for Repurchase Agreements.” This update to codification topic 860 revises the assessment of effective control for purposes of determining if a reverse repurchase agreement should be accounted for as a sale, as compared with a secured borrowing. ASU 2011-3 will be effective for Sterling on January 1, 2012, and is not expected to have a material effect on Sterling’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update to codification topic 820 clarifies the application of existing fair value measurement and disclosure requirements, and implements changes to the codification that align U.S. GAAP and IFRS. This update will be effective for Sterling on January 1, 2012, and is not expected to have a material effect on Sterling’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income.” This update to codification topic 220 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders equity, and requires a presentation of comprehensive income either on the face of the income statement, or on a separate schedule immediately following the income statement. This update will be effective for Sterling on January 1, 2012, and is not expected to have a material effect on Sterling’s consolidated financial statements.

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2011
Available for sale
MBS	2,262,128	$31,822	$(11,453)	2,282,497
Municipal bonds	188,752	4,176	(3,281)	189,647
Other	24,871	3	(3,016)	21,858

Total	$2,475,751	$36,001	$(17,750)	$2,494,002

Held to maturity
Tax credits	$2,054	$0	$0	$2,054

Total	$2,054	$0	$0	$2,054

December 31, 2010
Available for sale
MBS	$2,598,086	$30,017	$(25,493)	$2,602,610
Municipal bonds	208,588	949	(8,394)	201,143
Other	24,821	2	(3,566)	21,257

Total	$2,831,495	$30,968	$(37,453)	$2,825,010

Held to maturity
Tax credits	$13,464	$0	$0	$13,464

Total	$13,464	$0	$0	$13,464

Other available for sale securities primarily consist of a single issuer trust preferred security at both June 30, 2011 and December 31, 2010. During the second quarter of 2011, Sterling sold $10.5 million of tax credit investments in low income housing partnerships. Until recently, there was not a liquid market for these investments. The sale was driven by the absence of a current tax burden for Sterling, combined with monthly expenses associated with the tax credits. The tax credit investments carrying balance were being systematically reduced over their projected life. The sale resulted in a loss of $2.2 million. Total sales of Sterling’s securities during the periods ended June 30, 2011 and 2010 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized (Losses)
	(in thousands)
Six months ended:
June 30, 2011	$384,431	$16,605	$(2,307)
June 30, 2010	559,559	23,681	(6,421)

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of June 30, 2011 and December 31, 2010, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
June 30, 2011
Municipal bonds	$28,525	$(753)	$25,573	$(2,528)	$54,098	$(3,281)
MBS	931,786	(11,453)	0	0	931,786	(11,453)
Other	0	0	21,850	(3,016)	21,850	(3,016)

Total	$960,311	$(12,206)	$47,423	$(5,544)	$1,007,734	$(17,750)

December 31, 2010
Municipal bonds	$89,364	$(3,193)	$47,101	$(5,201)	$136,465	$(8,394)
MBS	1,460,173	(25,493)	0	0	1,460,173	(25,493)
Other	0	0	21,250	(3,566)	21,250	(3,566)

Total	$1,549,537	$(28,686)	$68,351	$(8,767)	$1,617,888	$(37,453)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities as of June 30, 2011, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages. As of June 30, 2011, the weighted average life of the MBS portfolio was 4.5 years, and its effective duration was 3.4%. This compares with a weighted average life of 5.0 years, and an effective duration of 3.6% at December 31, 2010.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$482	$482
Due after one year through five years	0	0	0	0
Due after five years through ten years	0	0	222,773	224,979
Due after ten years	2,054	2,054	2,252,496	2,268,541

Total	$2,054	$2,054	$2,475,751	$2,494,002

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities are written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired at June 30, 2011, because Sterling expects the return of all principal and interest on all securities within its investment and MBS portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and believes it is unlikely that Sterling would be required to sell these investments before a recovery in market price occurs, or until maturity. As of June 30, 2011, Sterling held nonagency collateralized mortgage obligations with an amortized book value of $27.0 million, and a net unrealized gain of $361,000. All nonagency collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are AAA rated according to at least one major rating agency. The vintage, or year of issuance, for these nonagency securities ranges from 2003 to 2005. Additionally as of June 30, 2011, Sterling held municipal bonds with an amortized book value of $188.8 million, and a net unrealized gain of $895,000. Sterling reviews its municipal bonds for impairment at least quarterly. Approximately 90% of Sterling’s municipal bonds are general obligation bonds.

3. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	June 30, 2011	December 31, 2010
	(in thousands)
Residential real estate	$712,638	$758,410
Multifamily real estate	811,917	517,022
Commercial real estate (1)	1,324,058	1,314,657
Construction:
Residential	67,789	156,853
Multifamily	49,908	90,518
Commercial	190,576	278,297

Total construction	308,273	525,668
Consumer	703,675	744,068
Commercial banking (2)	1,741,819	1,770,426

Gross loans receivable	5,602,380	5,630,251
Deferred loan fees, net	(2,578)	(4,114)
Allowance for loan losses	(212,088)	(247,056)

Net loans receivable	$5,387,714	$5,379,081

(1)	Comprised of non owner-occupied commercial real estate (“CRE”).
(2)	Comprised of commercial and industrial (“C&I”), and owner-occupied CRE.

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $1.34 billion and $1.52 billion as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, the unamortized portion of discounts on acquired loans was $4.8 million and $5.3 million, respectively.

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Real Estate					Commercial Banking
	Residential	Multifamily	Commercial	Construction	Consumer		Unallocated	Total
	(in thousands)
June 30, 2011
Loans receivable, gross:
Individually evaluated for impairment	$34,604	$8,506	$53,247	$174,406	$1,851	$77,950	$0	$350,564
Collectively evaluated for impairment	678,034	803,411	1,270,811	133,867	701,824	1,663,869	0	5,251,816

Total loans receivable, gross	$712,638	$811,917	$1,324,058	$308,273	$703,675	$1,741,819	$0	$5,602,380

Allowance for loan losses:
Individually evaluated for impairment	$(2,146)	$(626)	$(3,028)	$(19,013)	$(114)	$(5,260)	$0	$(30,187)
Collectively evaluated for impairment	(18,680)	(10,625)	(43,421)	(25,894)	(13,686)	(41,342)	(28,253)	(181,901)

Total allowance for loan losses	$(20,826)	$(11,251)	$(46,449)	$(44,907)	$(13,800)	$(46,602)	$(28,253)	$(212,088)

December 31, 2010
Loans receivable, gross:
Individually evaluated for impairment	$74,994	$23,541	$103,389	$332,287	$4,852	$80,880	$0	$619,943
Collectively evaluated for impairment	683,416	493,481	1,211,268	193,381	739,216	1,689,546	0	5,010,308

Total loans receivable, gross	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$0	$5,630,251

Allowance for loan losses:
Individually evaluated for impairment	$(1,239)	$(1,158)	$(7,859)	$(20,676)	$(33)	$(6,689)	$0	$(37,654)
Collectively evaluated for impairment	(16,068)	(8,510)	(41,503)	(45,201)	(14,612)	(50,262)	(33,246)	(209,402)

Total allowance for loan losses	$(17,307)	$(9,668)	$(49,362)	$(65,877)	$(14,645)	$(56,951)	$(33,246)	$(247,056)

The following table presents a roll forward by segment of the allowance for credit losses for the three and six months ended June 30, 2011 and 2010:

	Real Estate					Commercial Banking
	Residential	Multifamily	Commercial	Construction	Consumer		Unallocated	Total
	(in thousands)
2011 quarterly activity
Allowance for loan losses:
Beginning balance, April 1	$18,512	$9,554	$48,564	$54,909	$13,056	$57,384	$30,965	$232,944
Chargeoffs	(4,210)	(457)	(9,269)	(19,019)	(2,117)	(3,908)	0	(38,980)
Recoveries	603	1,167	875	1,879	337	763	0	5,624
Provisions	5,921	987	6,279	7,138	2,524	(7,637)	(2,712)	12,500

Ending balance, June 30	20,826	11,251	46,449	44,907	13,800	46,602	28,253	212,088

Allowance for unfunded commitments:
Beginning balance, April 1	3,285	0	0	3,390	1,101	1,386	1,479	10,641
Chargeoffs	(710)	0	0	0	0	0	0	(710)
Recoveries	0	0	0	0	0	0	0	0
Provisions	(226)	0	0	(835)	1,262	(631)	(2,070)	(2,500)

Ending balance, June 30	2,349	0	0	2,555	2,363	755	(591)	7,431

Total credit allowance	$23,175	$11,251	$46,449	$47,462	$16,163	$47,357	$27,662	$219,519

2010 quarterly activity
Allowance for loan losses:
Beginning balance, April 1	$25,139	$9,069	$47,999	$125,752	$17,615	$66,888	$2,336	$294,798
Chargeoffs	(11,340)	(1,566)	(14,587)	(73,113)	(4,558)	(3,677)	0	(108,841)
Recoveries	483	0	401	5,390	453	265	0	6,992
Provisions	1,110	(2,467)	21,711	45,721	2,543	(1,854)	5,137	71,901

Ending balance, June 30	15,392	5,036	55,524	103,750	16,053	61,622	7,473	264,850

Allowance for unfunded commitments:
Beginning balance, April 1	1,080	0	189	7,146	1,273	1,816	819	12,323
Chargeoffs	(252)	0	0	0	0	0	0	(252)
Recoveries	0	0	0	0	0	0	0	0
Provisions	666	1	(188)	(370)	(158)	(372)	(699)	(1,120)

Ending balance, June 30	1,494	1	1	6,776	1,115	1,444	120	10,951

Total credit allowance	$16,886	$5,037	$55,525	$110,526	$17,168	$63,066	$7,593	$275,801

	Real Estate					Commercial Banking
	Residential	Multifamily	Commercial	Construction	Consumer		Unallocated	Total
	(in thousands)
2011 year to date
Allowance for loan losses:
Beginning balance, January 1	$17,307	$9,668	$49,362	$65,877	$14,645	$56,951	$33,246	$247,056
Chargeoffs	(11,024)	(667)	(10,917)	(28,360)	(4,263)	(13,492)	0	(68,723)
Recoveries	853	1,167	1,452	5,567	958	1,258	0	11,255
Provisions	13,690	1,083	6,552	1,823	2,460	1,885	(4,993)	22,500

Ending balance, June 30	20,826	11,251	46,449	44,907	13,800	46,602	28,253	212,088

Allowance for unfunded commitments:
Beginning balance, January 1	3,103	0	31	4,126	1,113	1,306	1,028	10,707
Chargeoffs	(776)	0	0	0	0	0	0	(776)
Recoveries	0	0	0	0	0	0	0	0
Provisions	22	0	(31)	(1,571)	1,250	(551)	(1,619)	(2,500)

Ending balance, June 30	2,349	0	0	2,555	2,363	755	(591)	7,431

Total credit allowance	$23,175	$11,251	$46,449	$47,462	$16,163	$47,357	$27,662	$219,519

2010 year to date
Allowance for loan losses:
Beginning balance, January 1	$28,319	$8,984	$42,296	$185,222	$19,198	$59,135	$289	$343,443
Chargeoffs	(16,060)	(11,945)	(22,077)	(177,622)	(8,279)	(16,717)	0	(252,700)
Recoveries	604	0	417	11,680	957	658	0	14,316
Provisions	2,529	7,997	34,888	84,470	4,177	18,546	7,184	159,791

Ending balance, June 30	15,392	5,036	55,524	103,750	16,053	61,622	7,473	264,850

Allowance for unfunded commitments:
Beginning balance, January 1	712	0	0	9,228	1,481	1,665	(1,119)	11,967
Chargeoffs	(562)	0	0	0	0	0	0	(562)
Recoveries	0	0	0	0	0	0	0	0
Provisions	1,344	1	1	(2,452)	(366)	(221)	1,239	(454)

Ending balance, June 30	1,494	1	1	6,776	1,115	1,444	120	10,951

Total credit allowance	$16,886	$5,037	$55,525	$110,526	$17,168	$63,066	$7,593	$275,801

In establishing its allowance for loan losses, Sterling groups its loan portfolio into standard industry categories for homogeneous loans. The groups are further segregated based on internal risk ratings. Both qualitative and quantitative data are considered in determining the probability of default and loss given default for each group of loans. The probability of default and loss given default are used to calculate an expected loss rate which is multiplied by the loan balance in each category to determine the general allowance for loan losses. If a loan is determined to be impaired, Sterling performs an individual evaluation of the loan. The individual evaluation compares the present value of the expected future cash flows or the fair value of the underlying collateral to the recorded investment in the loan. The results of the individual impairment evaluation could determine the need to record a confirmed loss or a specific reserve.

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

•

Doubtful/Loss – a Doubtful asset has the weaknesses of those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is considered uncollectible and/or of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off an asset that is no longer deemed to have financial value, even though partial recovery may be recognized in the future.

The following table presents credit quality indicators for Sterling’s loan portfolio as of June 30, 2011 and December 31, 2010 grouped according to internally assigned risk ratings and payment activity:

	Real Estate					Commercial Banking		% of total
	Residential	Multifamily	Commercial	Construction	Consumer		Total
	(in thousands)
June 30, 2011
Pass	$643,819	$773,610	$1,148,668	$70,214	$690,743	$1,498,007	$4,825,061	86%
Special mention	25,994	17,467	81,502	51,056	5,747	95,740	277,506	5%
Substandard	42,820	20,840	93,882	186,158	7,185	141,901	492,786	9%
Doubtful/Loss	5	0	6	845	0	6,171	7,027	0%

Total	$712,638	$811,917	$1,324,058	$308,273	$703,675	$1,741,819	$5,602,380	100%

Restructured	$19,080	$0	$6,287	$33,193	$0	$25,717	$84,277	2%
Nonaccrual	35,330	9,115	50,121	142,616	5,565	69,085	311,832	6%

Nonperforming	54,410	9,115	56,408	175,809	5,565	94,802	396,109	8%
Performing	658,229	802,802	1,267,650	132,464	698,109	1,647,017	5,206,271	92%

Total	$712,639	$811,917	$1,324,058	$308,273	$703,674	$1,741,819	$5,602,380	100%

December 31, 2010
Pass	$638,273	$446,363	$1,047,239	$68,099	$718,831	$1,474,312	$4,393,117	78%
Special mention	15,670	29,566	91,870	89,524	7,074	89,680	323,384	6%
Substandard	104,467	41,093	175,548	368,045	18,163	205,354	912,670	16%
Doubtful/Loss	0	0	0	0	0	1,080	1,080	0%

Total	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251	100%

Restructured	$20,569	$0	$10,856	$57,662	$119	$19,298	$108,504	2%
Nonaccrual	70,842	23,541	95,229	277,992	7,854	70,675	546,133	10%

Nonperforming	91,411	23,541	106,085	335,654	7,973	89,973	654,637	12%
Performing	666,999	493,481	1,208,572	190,014	736,095	1,680,453	4,975,614	88%

Total	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251	100%

Aging by class for Sterling’s loan portfolio as of June 30, 2011 and December 31, 2010 was as follows:

	Real Estate					Commercial Banking		% of total
	Residential	Multifamily	Commercial	Construction	Consumer		Total
	(in thousands)
June 30, 2011
30 - 59 days past due	$10,154	$2,076	$13,385	$2,896	$5,949	$20,188	$54,648	1%
60 - 89 days past due	5,452	0	7,517	1,799	2,082	8,052	24,902	0%
> 90 days past due	24,188	6,621	27,506	154,523	4,558	59,495	276,891	5%

Total past due	39,794	8,697	48,408	159,218	12,589	87,735	356,441	6%
Current	672,844	803,220	1,275,650	149,055	691,086	1,654,084	5,245,939	94%

Total Loans	$712,638	$811,917	$1,324,058	$308,273	$703,675	$1,741,819	$5,602,380	100%

> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0

December 31, 2010
30 - 59 days past due	$10,273	$3,235	$4,251	$27,251	$5,650	$12,994	$63,654	1%
60 - 89 days past due	4,179	6,146	7,089	15,419	1,837	4,099	38,769	1%
> 90 days past due	35,544	6,428	34,517	232,140	4,834	52,497	365,960	6%

Total past due	49,996	15,809	45,857	274,810	12,321	69,590	468,383	8%
Current	708,414	501,213	1,268,800	250,858	731,747	1,700,836	5,161,868	92%

Total Loans	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251	100%

> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0

Sterling considers its nonperforming loans to be impaired loans, which include $45.6 million and $34.7 million of homogeneous and small balance loans which were collectively evaluated for impairment on June 30, 2011 and December 31, 2010, respectively. Impaired loans by class were as follows at June 30, 2011 and December 31, 2010:

			Book balance			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Unpaid principal balance	Charge-offs	without specific reserve	with specific reserve	Specific reserve	Average book balance	Interest income recognized	Average book balance	Interest income recognized
	(in thousands)
June 30, 2011
Residential real estate	$70,225	$15,815	$41,169	$13,241	$2,146	$58,572	$320	$72,911	$320
Multifamily real estate	10,496	1,381	8,507	608	626	15,075	95	16,328	623
Commercial real estate	78,047	21,639	35,454	20,954	3,028	60,416	908	81,247	1,228
Construction	269,647	93,839	31,265	144,544	19,013	206,881	14	255,732	44
Consumer	9,315	3,750	4,703	862	114	6,048	0	6,769	0
Commercial banking	145,864	51,061	61,612	33,190	5,260	89,596	709	92,388	1,431

Total	$583,594	$187,485	$182,710	$213,399	$30,187	$436,588	$2,046	$525,375	$3,646

December 31, 2010
Residential real estate	$114,401	$22,990	$27,956	$63,455	$1,239
Multifamily real estate	30,464	6,923	8,326	15,215	1,158
Commercial real estate	135,366	29,281	30,400	75,685	7,859
Construction	539,330	203,674	65,618	270,037	20,676
Consumer	12,740	4,767	4,353	3,620	33
Commercial banking	142,111	52,138	46,948	43,024	6,689

Total	$974,412	$319,773	$183,601	$471,036	$37,654

At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell. The carrying value of OREO is periodically evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in this allowance were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for OREO losses:	(in thousands)
Balance, beginning of period	$14,667	$12,036	$21,799	$8,204
Provision	8,646	9,447	12,855	16,110
Charge-offs	(5,469)	(7,415)	(16,810)	(10,246)

Balance, end of period	$17,844	$14,068	$17,844	$14,068

The increase in charge-offs during the first half of 2011 was due to the increase in OREO sales, which totaled $157.2 million for the six months ended June 30, 2011 compared to $69.4 million during the same period in 2010.

4. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and the assumption of similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the trusts, payment of call premiums. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and has continued to defer these payments through June 30, 2011. As of June 30, 2011 and December 31, 2010, the accrued deferred interest was $12.5 million and $9.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods without triggering an event of default. Details of the junior subordinated debentures are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Next Call Date	Rate at June 30, 2011			Amount
	(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Oct 2012	Floating	1.70%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	Dec 2011	Floating	1.88		51,547
Sterling Capital Trust VII	June 2006	June 2036	Sept 2011	Floating	1.77		56,702
Lynnwood Capital Trust II	June 2005	June 2035	Sept 2011	Floating	2.05		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2011	Floating	3.45		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	Sept 2011	Floating	3.50		20,619
Sterling Capital Trust IV	May 2003	May 2033	Aug 2011	Floating	3.41		10,310
Sterling Capital Trust III	April 2003	April 2033	July 2011	Floating	3.52		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Sept 2011	Floating	3.40		9,449
Klamath First Capital Trust I	July 2001	July 2031	July 2011	Floating	4.20		15,215

					2.39	%*	$245,287

*	Weighted average rate

5. Earnings (Loss) Per Share:

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except shares and per share amounts)
Numerator:
Net income (loss) available to common shareholders	$7,555	$(58,242)	$12,972	$(147,000)
Denominator:
Weighted average shares outstanding - basic	61,943,851	788,020	61,937,353	787,799
Dilutive securities outstanding	368,373	0	382,675	0

Weighted average shares outstanding - diluted	62,312,224	788,020	62,320,028	787,799

Earnings (loss) per share - basic	$0.12	$(73.91)	$0.21	$(186.60)

Earnings (loss) per share - diluted	$0.12	$(73.91)	$0.21	$(186.60)

Antidilutive securities outstanding (weighted average):
Stock options	16,493	21,799	17,093	21,799
Warrants	0	97,541	0	97,541
Restricted shares	22,752	2,555	50,798	2,555

Total antidilutive securities outstanding	39,245	121,894	67,891	121,894

Prior period share and per share amounts disclosed in this footnote, as well as all other prior period share and per share amounts disclosed in these financial statements, have been restated to reflect the 1-for-66 reverse stock split that was effected in November 2010.

6. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Employee compensation and benefits	$41,836	$40,858	$85,686	$80,917
OREO operations	14,452	17,206	25,852	28,129
Occupancy and equipment	10,156	9,798	19,978	19,744
Data processing	6,608	5,359	12,688	10,464
Insurance	4,170	10,191	8,675	22,876
Professional fees	3,352	2,786	6,410	9,166
Depreciation	3,014	3,372	6,026	6,940
Advertising	2,768	3,327	4,727	5,910
Travel and entertainment	1,359	960	2,595	1,676
Amortization of core deposit intangibles	1,224	1,224	2,449	2,449
Other	2,648	2,234	4,809	5,021

Total noninterest expense	$91,587	$97,315	$179,895	$193,292

7. Income Taxes:

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its net deferred tax asset. Sterling determined that it did not meet the required threshold as of June 30, 2011 and December 31, 2010, and accordingly, had a full valuation allowance against its net deferred tax assets. As of June 30, 2011, the reserved net deferred tax asset was approximately $350 million, including approximately $279 million of net operating loss carry-forwards. This is compared with a reserved net deferred tax asset of approximately $359 million, including approximately $263 million of net operating loss carry-forwards, as of December 31, 2010.

With regard to the deferred tax asset, the benefits of Sterling’s accumulated tax losses would be reduced in the event of an “ownership change,” as determined under Section 382 of the Internal Revenue Code. During 2010, in order to preserve the benefits of these tax losses, Sterling’s shareholders approved a protective amendment to the restated articles of incorporation and Sterling’s board adopted a tax preservation rights plan, both of which restrict certain stock transfers that would result in an investor acquiring more than 4.95% of Sterling’s total outstanding common stock.

8. Stock-Based Compensation:

The following table presents a summary of stock option and restricted stock activity during the six months ended June 30, 2011:

	Stock Options		Restricted Stock
	Number	Weighted Average Exercise Price	Number	Weighted Average Grant Price
Balance, January 1, 2011	18,920	$1,357.97	368,805	$18.24
Granted	0	0.00	99,792	17.94
Exercised/vested	0	0.00	(26,579)	31.35
Cancelled/expired	(2,491)	1,196.76	(10,543)	16.39

Outstanding, June 30, 2011	16,429	$1,382.41	431,475	$17.41

Exercisable, June 30, 2011	14,396	$1,496.74

Prior period share and per share amounts disclosed in this footnote, as well as all other prior period share and per share amounts disclosed in these financial statements, have been restated to reflect the 1-for-66 reverse stock split that was effected in November 2010. The following presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
December 31, 2010	2.8 years	$0	2.6 years	$0
June 30, 2011	2.6 years	0	2.5 years	0

As of June 30, 2011, a total of 5,515,720 shares remained available for grant under Sterling’s 2003, 2007 and 2010 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight and ten years. Restricted shares granted during 2011 have vesting schedules that vary, ranging from vesting immediately upon grant to vesting up to three years after the grant date.

Stock-based compensation expense recognized during the periods presented was as follows:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Stock options	$172	$386
Restricted stock	1,792	322

Total	$1,964	$708

As of June 30, 2011, unrecognized equity compensation expense totaled $6.3 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 1.7 years. During the six months ended June 30, 2011, 156 stock options were forfeited, and 10,543 shares of restricted stock were forfeited.

9. Derivatives and Hedging:

From time to time, Sterling may enter into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various unaffiliated counterparties (“broker-dealers”). Both customer and broker-dealer related interest rate derivatives are carried at fair value by Sterling.

As part of its mortgage banking activities, Sterling makes commitments to prospective borrowers on residential mortgage loan applications, which may have the interest rates locked for a period of 10 to 60 days (“interest rate lock commitments”). These interest rate lock commitments, and loans held for sale that have not been committed to investors, give rise to interest rate risk. Sterling hedges the interest rate risk arising from these mortgage banking activities by entering into forward sales agreements on MBS with third parties (“forward commitments”).

Residential mortgage loans held for sale that were not committed to investors were $138.9 million and $207.0 million as of June 30, 2011 and December 31, 2010, respectively. The following table summarizes the off-balance sheet portions of Sterling’s mortgage banking operations, as well as Sterling’s interest rate swaps:

	June 30, 2011
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments	$162,893	$2,836	$—
Forward commitments	292,569	0	1,090
Interest rate swaps - broker-dealer	45,847	0	4,205
Interest rate swaps - customer	48,477	4,416	0

	December 31, 2010
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments	$118,589	$1,869	$—
Forward commitments	285,300	3,770	0
Interest rate swaps - broker-dealer	47,815	0	4,426
Interest rate swaps - customer	50,467	4,877	0

The fair value of these derivatives are included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap transactions are included in other noninterest income, and were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Mortgage banking operations	(4,664)	(6,888)	(7,504)	(7,568)
Other noninterest income	30	88	37	77

10. Fair Value:

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:	(in thousands)
Cash and cash equivalents	$587,210	$587,210	$427,264	$427,264
Investments and MBS:
Available for sale	2,494,002	2,494,002	2,825,010	2,825,010
Held to maturity	2,054	2,054	13,464	13,464
Loans held for sale	197,643	197,643	222,216	222,216
Loans receivable, net	5,387,714	5,148,479	5,379,081	5,078,157
Accrued interest receivable	32,018	32,018	34,087	34,087
Other assets	106,763	106,763	106,717	106,717

Financial liabilities:
Non-maturity deposits	3,506,712	3,260,938	3,376,188	3,123,840
Deposits with stated maturities	3,097,286	3,130,533	3,534,819	3,588,051
Borrowings	1,711,052	1,685,227	1,685,008	1,660,387
Accrued interest payable	20,060	20,060	17,259	17,259
Other liabilities	5,660	5,660	6,176	6,176

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

•

Level 3 inputs are substantially unobservable, reflecting the reporting entity’s own assumptions regarding what market participants would assume when pricing a financial instrument. Level 3 inputs are to be used only when Level 1 and Level 2 inputs are unavailable.

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

Loans Receivable

The fair value of performing loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions and does not incorporate the exit price concept of fair value. The fair value of nonperforming collateral dependent loans is estimated based upon the value of the underlying collateral. The fair value of other nonperforming loans is estimated by discounting management’s current estimate of future cash flows using a rate estimated to be commensurate with the risks involved. In addition, a liquidity discount has been applied against the entire portfolio to reflect the uncertainty surrounding the timing of when a sale may occur.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated using a discounted cash flow model to arrive at the present value of future expected earnings from the servicing of the loans. Model inputs include prepayment speeds, market interest rates, contractual interest rates on the loans being serviced, and the amount of other fee income generated over the servicing contract.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Balance, June 30, 2011:
Investment securities available-for-sale:
MBS	$2,282,497	$0	$2,282,497	$0
Municipal bonds	189,647	0	189,647	0
Other	21,858	0	21,858	0

Total investment securities available-for-sale	2,494,002	0	2,494,002	0
Loans held for sale	197,643	0	197,643	0
Other assets - derivatives	7,252	0	7,252	0

Total assets	$2,698,897	$0	$2,698,897	$0

Other liabilities - derivatives	$5,660	$0	$5,660	$0

Balance, December 31, 2010:
Investment securities available-for-sale:
MBS	$2,602,610	$0	$2,602,610	$0
Municipal bonds	201,143	0	201,143	0
Other	21,257	0	21,257	0

Total investment securities available-for-sale	2,825,010	0	2,825,010	0
Loans held for sale	222,216	0	222,216	0
Other assets - derivatives	6,746	0	6,746	0

Total assets	$3,053,972	$0	$3,053,972	$0

Other liabilities - derivatives	$6,176	$0	$6,176	$0

Derivatives represent mortgage banking interest rate lock and loan delivery commitments, a common stock warrant carried as a derivative liability, as well as interest rate swaps. Market values on the interest rate swaps equal the present value differential between the fixed interest rate payments, as established in the swap agreement, and the floating interest rate payments, as projected by the forward interest rate curve, over the agreed to term of the swap. See Note 9 for a further discussion of these derivatives. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Mortgage banking operations	$4,581	$6,846

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis. Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	June 30, 2011				Losses During the Six Months Ended June 30, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Loans	$216,851	$0	$0	$216,851	$(29,415)
OREO	32,369	0	0	32,369	(9,906)
Mortgage servicing rights	23,880	0	0	23,880	(369)

					Gains (Losses) During the Twelve Months Ended December 31, 2010
	December 31, 2010
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$549,320	$0	$0	$549,320	$(181,165)
OREO	63,586	0	0	63,586	(21,096)
Mortgage servicing rights	20,604	0	0	20,604	1,115

The loans disclosed above represent the net balance of loans for which a charge against earnings has occurred during the six months ended June 30, 2011, and the year ended December 31, 2010, respectively, with these charges comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value on properties for which a specific reserve was established during the periods presented related to updated appraisals subsequent to foreclosure. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $18.6 million and $33.9 million for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis.

11. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Savings Bank as of June 30, 2011:

	Actual		Adequately Capitalized		Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(in thousands)
Tier 1 leverage ratio
Sterling	$1,016,939	10.9%	$373,753	4.0%	$467,192	5.0%
Sterling Savings Bank	986,113	10.6%	373,722	4.0%	467,153	5.0%
Tier 1 risk-based capital ratio
Sterling	1,016,939	16.9%	241,107	4.0%	361,660	6.0%
Sterling Savings Bank	986,113	16.4%	240,759	4.0%	361,138	6.0%
Total risk-based capital ratio
Sterling	1,094,065	18.2%	482,213	8.0%	602,767	10.0%
Sterling Savings Bank	1,063,131	17.7%	481,518	8.0%	601,897	10.0%

12. Segment Information:

For 2011, Sterling changed its reporting segments to reflect the integration of Golf Savings Bank into Sterling Savings Bank and leadership realignments. The segments for 2011 are as follows:

•	Community Banking – a division within Sterling Savings Bank providing traditional banking services through the retail banking, private banking and commercial banking groups.

•	Home Loan Division – originating residential real estate loans primarily through the mortgage banking operations of Sterling Savings Bank on both a servicing-retained and servicing-released basis.

•	Commercial Real Estate – a division within Sterling Savings Bank focused on the origination and servicing of multifamily real estate, commercial real estate and construction loans.

The Other and Eliminations caption represents intercompany eliminations of revenue and expenses. Segment results for the comparable period presented are grouped according to the original classifications, due to the impracticability of reclassification to current period presentation.

	As of and for the Three Months Ended June 30, 2011
	Community Banking	Home Loan Division	Commercial Real Estate	Other and Eliminations	Total
	(in thousands)
Interest income	$89,179	$1,537	$11,861	$(230)	$102,347
Interest expense	24,098	472	3,017	(47)	27,540

Net interest income	65,081	1,065	8,844	(183)	74,807
Provision for credit losses	8,623	33	1,344	0	10,000
Noninterest income	23,817	8,716	1,619	183	34,335
Noninterest expense	75,974	10,219	5,394	0	91,587

Income (loss) before income taxes	$4,301	$(471)	$3,725	$0	$7,555

Total assets	$7,772,328	$205,799	$991,242	$272,226	$9,241,595

	As of and for the Three Months Ended June 30, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(in thousands)
Interest income	$105,631	$2,208	$6,569	$801	$0	$115,209
Interest expense	32,390	5,343	2,930	0	1,451	42,114

Net interest income	73,241	(3,135)	3,639	801	(1,451)	73,095
Provision for credit losses	50,527	16,473	3,781	0	0	70,781
Noninterest income	26,929	12	13,894	499	(106)	41,228
Noninterest expense	79,993	1,408	12,913	1,003	1,998	97,315

Income (loss) before income taxes	$(30,350)	$(21,004)	$839	$297	$(3,555)	$(53,773)

Total assets	$8,587,871	$578,445	$559,517	$6,588	$5,360	$9,737,781

	As of and for the Six Months Ended June 30, 2011
	Community Banking	Home Loan Division	Commercial Real Estate	Other and Eliminations	Total
	(in thousands)
Interest income	$180,923	$2,832	$22,461	$(632)	$205,584
Interest expense	50,532	975	5,621	(94)	57,034

Net interest income	130,391	1,857	16,840	(538)	148,550
Provision for credit losses	19,301	(56)	755	0	20,000
Noninterest income	42,118	18,648	3,041	510	64,317
Noninterest expense	149,094	20,501	10,300	0	179,895

Income (loss) before income taxes	$4,114	$60	$8,826	$(28)	$12,972

Total assets	$7,772,328	$205,799	$991,242	$272,226	$9,241,595

	As of and for the Six Months Ended June 30, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(in thousands)
Interest income	$214,586	$4,922	$12,703	$2,420	$70	$234,701
Interest expense	66,127	11,672	5,993	0	2,924	86,716

Net interest income	148,459	(6,750)	6,710	2,420	(2,854)	147,985
Provision for credit losses	99,460	52,540	7,337	0	0	159,337
Noninterest income	39,610	23	26,487	1,162	(757)	66,525
Noninterest expense	156,629	3,023	24,983	2,411	6,246	193,292

Income (loss) before income taxes	$(68,020)	$(62,290)	$877	$1,171	$(9,857)	$(138,119)

Total assets	$8,587,871	$578,445	$559,517	$6,588	$5,360	$9,737,781

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

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, is the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report refer to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Savings Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank. Sterling Savings Bank offers retail and commercial banking products and services, mortgage lending and investment products to individuals, small businesses, commercial organizations and corporations. As of June 30, 2011, Sterling had assets of $9.24 billion and operated 178 depository branches in Washington, Oregon, Idaho, Montana, and California.

Executive Summary and Highlights

Net income available to common shareholders was $7.6 million, or $0.12 per common share, for the three months ended June 30, 2011, compared to a net loss available to common shareholders of $58.2 million, or $73.91 per common share, for the comparable 2010 quarter. For the six months ended June 30, 2011, net income available to common shareholders was $13.0 million, or $0.21 per common share, versus a net loss attributable to common shareholders of $147.0 million, or $186.60 per common share for the same period in 2010. Comparability in per share results over the periods presented reflects the increase in the amount of shares outstanding subsequent to Sterling’s Recapitalization in August 2010.

The following are selected financial highlights at June 30, 2011:

•	Loan originations were $1.51 billion for the six months ended June 30, 2011, a 24% increase over the 2010 comparative period.

•	Retail transaction, savings and money market deposit accounts (“MMDA”) account balances increased by $226.9 million, or 7% since December 31, 2010.

•	Net interest margin expanded to 3.26% for the six months ended June 30, 2011 compared with 2.87% during the same period in 2010.

•	Total funding costs were reduced by 39 basis points for the six months ended June 30, 2011 compared with the same period in 2010.

•	Nonperforming assets declined by $318.8 million since year end, or 39%.

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

Sterling may also maintain an unallocated allowance to provide for other credit losses that may exist in the loan portfolio that are not taken into consideration in establishing the probability of default and loss given default. The unallocated amount may generally be maintained at higher levels during times of economic uncertainty. The unallocated amount is reviewed at least quarterly based on credit and economic trends. As of June 30, 2011, the unallocated allowance was 13% of the allowance for loan losses, unchanged from December 31, 2010.

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

The off-balance sheet portion of the allowance for credit losses primarily relates to loss exposure from Sterling’s mortgage banking operations. Loans sold into the secondary market are sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with agency guidelines or loans with identified post-closing borrower misrepresentations.

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at June 30, 2011.

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

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its net deferred tax asset. Sterling has determined that it does not at this time meet the required threshold, and accordingly, has a valuation allowance against its deferred tax asset. During the three and six months ended June 30, 2011, Sterling did not recognize any income tax expense, as the income tax for the periods was offset by a reduction in the deferred tax asset valuation allowance.

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

	Three Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
ASSETS:	(in thousands)
Loans:
Mortgage	$3,516,320	$43,777	4.98%	$4,422,766	$49,060	4.44%
Commercial and consumer	2,478,564	36,074	5.84%	3,041,988	44,984	5.93%

Total loans (1)	5,994,884	79,851	5.33%	7,464,754	94,044	5.05%
MBS (2)	2,450,178	19,928	3.25%	1,699,890	18,616	4.38%
Investments and cash (2)	668,553	3,732	2.24%	1,095,491	3,815	1.40%
FHLB stock	99,629	0	0.00%	100,601	0	0.00%

Total interest-earning assets	9,213,244	103,511	4.50%	10,360,736	116,475	4.50%

Noninterest-earning assets (3)	125,165			(143,740)

Total average assets	$9,338,409			$10,216,996

LIABILITIES and EQUITY:
Deposits:
Interest-bearing transaction	$502,303	128	0.10%	$835,572	496	0.24%
Savings and MMDA	1,981,455	1,740	0.35%	1,628,250	2,934	0.72%
Time deposits	3,172,641	13,348	1.69%	3,910,867	21,633	2.22%

Total interest-bearing deposits	5,656,399	15,216	1.08%	6,374,689	25,063	1.58%
Borrowings	1,704,126	12,324	2.90%	2,508,813	17,051	2.73%

Total interest-bearing liabilities	7,360,525	27,540	1.50%	8,883,502	42,114	1.90%
Noninterest-bearing transaction	1,040,000	0	0.00%	990,726	0	0.00%

Total funding liabilities	8,400,525	27,540	1.31%	9,874,228	42,114	1.71%

Other noninterest-bearing liabilities	145,136			128,007

Total average liabilities	8,545,661			10,002,235
Total average equity	792,748			214,761

Total average liabilities and equity	$9,338,409			$10,216,996

Net interest income and spread (4)		$75,971	3.00%		$74,361	2.60%

Net interest margin (4)			3.31%			2.88%

Deposits:
Total interest-bearing deposits	$5,656,399	$15,216	1.08%	$6,374,689	$25,063	1.58%
Noninterest-bearing transaction	1,040,000	0	0.00%	990,726	0	0.00%

Total deposits	$6,696,399	$15,216	0.91%	$7,365,415	$25,063	1.36%

(1)	Includes gross nonperforming loans.
(2)	Does not include market value adjustments on available for sale securities.
(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for credit losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

	Six Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
ASSETS:	(in thousands)
Loans:
Mortgage	$3,473,639	$86,889	5.01%	$4,562,892	$98,957	4.34%
Commercial and consumer	2,499,781	75,365	6.08%	3,163,297	92,226	5.88%

Total loans (1)	5,973,420	162,254	5.46%	7,726,189	191,183	4.97%
MBS (2)	2,519,974	39,962	3.17%	1,745,919	38,442	4.40%
Investments and cash (2)	730,412	5,734	1.58%	1,029,313	7,701	1.51%
FHLB stock	99,790	0	0.00%	83,954	0	0.00%

Total interest-earning assets	9,323,596	207,950	4.48%	10,585,375	237,326	4.50%

Noninterest-earning assets (3)	95,600			(144,086)

Total average assets	$9,419,196			$10,441,289

LIABILITIES and EQUITY:
Deposits:
Interest-bearing transaction	$498,001	274	0.11%	$937,231	1,359	0.29%
Savings and MMDA	1,970,569	3,711	0.38%	1,593,273	5,883	0.74%
Time deposits	3,312,255	28,525	1.74%	3,990,472	45,272	2.29%

Total interest-bearing deposits	5,780,825	32,510	1.13%	6,520,976	52,514	1.62%
Borrowings	1,699,286	24,524	2.91%	2,532,670	34,202	2.72%

Total interest-bearing liabilities	7,480,111	57,034	1.54%	9,053,646	86,716	1.93%
Noninterest-bearing transaction	1,022,741	0	0.00%	991,085	0	0.00%

Total funding liabilities	8,502,852	57,034	1.35%	10,044,731	86,716	1.74%

Other noninterest-bearing liabilities	135,134			142,693

Total average liabilities	8,637,986			10,187,424
Total average equity	781,210			253,865

Total average liabilities and equity	$9,419,196			$10,441,289

Net interest income and spread (4)		$150,916	2.94%		$150,610	2.57%

Net interest margin (4)			3.26%			2.87%

Deposits:
Total interest-bearing deposits	$5,780,825	$32,510	1.13%	$6,520,976	$52,514	1.62%
Noninterest-bearing transaction	1,022,741	0	0.00%	991,085	0	0.00%

Total deposits	$6,803,566	$32,510	0.96%	$7,512,061	$52,514	1.41%

(1)	Includes gross nonperforming loans.
(2)	Does not include market value adjustments on available for sale securities.
(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for credit losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

The following table sets forth the return on average assets and return on average common equity for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Return on average assets	0.32%	-2.11%		0.28%	-2.67%
Return on average common equity	3.82%	NM	(1)	3.35%	NM	(1)

(1)	NM stands for “not meaningful,” as the balance of common equity reflected a deficit for the periods indicated.

Net Interest Income. Sterling’s net interest income was $74.8 million for the three months ended June 30, 2011, an increase of 2% compared with $73.1 million for the three months ended June 30, 2010, reflecting the decline in nonperforming loans and lower funding costs. Net interest income of $148.6 million for the six months ended June 30, 2011, was relatively unchanged compared with $148.0 million for the six months ended June 30, 2010, with the benefits from the decline in nonperforming loans and lower funding costs offset by lower average loan balances.

Net interest margin expanded to 3.31% and 3.26% for the three and six months ended June 30, 2011, respectively, as compared with 2.88% and 2.87% for the respective 2010 periods, due to the decline in nonperforming loans and the reduced cost of deposits. The reversal of interest income on nonperforming loans reduced the net interest margin by 42 basis points for the second quarter of 2011, compared with a reduction of 80 basis points for the same period a year ago, and a reduction of 47 basis points for the six months ended June 30, 2011, compared with a reduction of 85 basis points for the same period in 2010.

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

Sterling recorded provisions for credit losses of $10.0 million and $20.0 million for the three and six months ended June 30, 2011, respectively, as compared with $70.8 million and $159.3 million for the 2010 respective periods. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs.

Noninterest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% change
	(in thousands)
Fees and service charges	$12,946	$14,233	-9%	$25,507	$27,268	-6%
Mortgage banking operations	10,794	11,713	-8%	21,121	22,945	-8%
Loan servicing fees	709	(408)	-274%	1,810	738	145%
BOLI	1,578	1,560	1%	3,310	3,855	-14%
Gains on sales of securities, net	8,297	15,349	-46%	14,298	17,260	-17%
Other	11	(1,219)	-101%	(1,729)	(5,541)	-69%

Total noninterest income	$34,335	$41,228	-17%	$64,317	$66,525	-17%

The reduction in quarterly fees and service charges income was primarily related to lower non-sufficient funds fees and financial services commission income, while the six month comparative decline was a result of lower non-sufficient funds fees, ATM and card fees, loan fees and financial services commission income. The decline in income from mortgage banking operations reflected a lower level of residential loan originations and sales. Fluctuation in loan servicing fees is mainly attributable to market value adjustments to mortgage servicing rights and growth in the balance of the loan servicing portfolio. BOLI income for the 2010 period included $699,000 of death benefit proceeds in excess of cash surrender value. The level of gain on sales of securities was driven by portfolio rebalancing to reduce duration levels while realizing certain valuations. Other noninterest income for the six months ended June 30, 2010 included $3.7 million of losses on loan sales, the majority of which was related to a $218.5 million sale of consumer indirect auto loans.

The following table presents components of mortgage banking income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Loan originations - residential real estate for sale	$457,123	$606,706	$820,241	$1,021,149
Loan sales - residential	398,120	660,310	896,431	1,146,915
Margin on residential loan sales	2.21%	2.22%	2.33%	2.13%

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% change	2011	2010	% change
	(in thousands)
Employee compensation and benefits	$41,836	$40,858	2%	$85,686	$80,917	6%
OREO operations	14,452	17,206	-16%	25,852	28,129	-8%
Occupancy and equipment	10,156	9,798	4%	19,978	19,744	1%
Data processing	6,608	5,359	23%	12,688	10,464	21%
Insurance	4,170	10,191	-59%	8,675	22,876	-62%
Professional fees	3,352	2,786	20%	6,410	9,166	-30%
Depreciation	3,014	3,372	-11%	6,026	6,940	-13%
Advertising	2,768	3,327	-17%	4727	5910	-20%
Travel and entertainment	1,359	960	42%	2,595	1,676	55%
Amortization of core deposit intangibles	1,224	1,224	0%	2,449	2,449	0%
Other	2,648	2,234	19%	4,809	5,021	-4%

Total noninterest expense	$91,587	$97,315	-6%	$179,895	$193,292	-7%

The decrease in noninterest expense for both the three and six month periods was primarily due to a lower level of FDIC deposit insurance premiums and OREO expense. Insurance, which is primarily comprised of FDIC deposit insurance premiums, was down compared to the 2010 amounts due to the lower assessment rates applicable to Sterling Savings Bank this year.

During the second quarter of 2011, Sterling successfully completed the conversion to a new core operating system that is expected to support future growth and reduce associated operating expenses. In connection with the core conversion, Sterling incurred $2.3 million of non-recurring implementation expenses during the second quarter of 2011, and $3.8 million during the six months ended June 30, 2011.

Income Tax Provision. During the periods presented, Sterling did not recognize any federal or state tax expense or benefit, as the income tax provision was offset by changes in the deferred tax valuation allowance. As of June 30, 2011, the reserved deferred tax asset was approximately $350 million, including approximately $279 million of net operating loss carry-forwards.

Financial Position

Assets. At June 30, 2011, Sterling’s assets were $9.24 billion, down $251.6 million from $9.49 billion at December 31, 2010, primarily as a result of a decline in investments and MBS.

Investments and MBS. Sterling’s investment and MBS portfolio at June 30, 2011 was $2.50 billion, compared with $2.84 billion at December 31, 2010, with sales, prepayments and maturities outpacing purchases during the period. The level of securities sales were due to portfolio rebalancing to reduce duration levels while realizing certain valuations. As of June 30, 2011, the weighted average life of the MBS portfolio was 4.5 years, and its effective duration was 3.4%. This compares with a weighted average life of 5.0 years, and an effective duration of 3.6% at December 31, 2010. On June 30, 2011, the investment and MBS portfolio had an unrealized gain of $18.3 million versus an unrealized loss of $6.5 million at December 31, 2010.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by type of loan at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$712,638	13	$758,410	13
Multifamily real estate	811,917	14	517,022	9
Commercial real estate	1,324,058	24	1,314,657	24
Construction:
Residential	67,789	1	156,853	3
Multifamily	49,908	1	90,518	2
Commercial	190,576	3	278,297	5

Total construction	308,273	6	525,668	9
Consumer	703,675	13	744,068	13
Commercial banking	1,741,819	30	1,770,426	32

Gross loans receivable	5,602,380	100%	5,630,251	100%

Net deferred origination fees	(2,578)		(4,114)
Allowance for losses on loans	(212,088)		(247,056)

Loans receivable, net	$5,387,714		$5,379,081

During the first half of 2011, gross loan balances declined $27.9 million, with loan runoff experienced primarily in the construction loan portfolio, offset by new multifamily loan originations. Multifamily real estate originations of $337.0 million during the six months ended June 30, 2011 reflect Sterling’s strategic focus on multifamily lending. Additionally, loan purchases during the six months ended June 30, 2011 included $100.8 million of seasoned commercial loans for both owner-occupied and non-owner-occupied properties within Sterling’s footprint. The following table sets forth Sterling’s loan originations and purchases for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Loan originations:
Residential real estate	$483,701	$777,238	$622,144	$871,182	$1,053,201
Multifamily real estate	217,139	27,642	977	336,985	1,727
Commercial real estate	7,236	30,180	5,237	41,366	37,327
Construction:
Residential	3,886	6,502	5,671	8,082	9,262
Multifamily	0	0	0	0	0
Commercial	1,800	0	0	1,800	500

Total construction	5,686	6,502	5,671	9,882	9,762
Consumer	40,018	19,449	20,825	68,375	49,112
Commercial banking	129,234	35,098	25,352	183,624	71,280

Total loan originations	883,014	896,109	680,206	1,511,414	1,222,409

Loan purchases:
Residential real estate	0	0	0	7,550	0
Multifamily real estate	0	82,702	0	2,440	0
Commercial real estate	0	0	0	48,584	0
Commercial banking	0	0	0	52,221	0

Total loan purchases	0	82,702	0	110,795	0

Total loan originations and purchases	$883,014	$978,811	$680,206	$1,622,209	$1,222,409

The decline in residential real estate originations over the periods presented reflects a lower level of refinancing activity due to higher mortgage rates, as well as the effect of government homebuyer incentives during 2010.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Allowance for credit losses
Allowance - loans, beginning balance	$232,944	$294,798	$247,056	$343,443
Provision	12,500	71,901	22,500	159,791
Charge-offs	(38,980)	(108,841)	(68,723)	(252,700)
Recoveries	5,624	6,992	11,255	14,316

Allowance - loans, ending balance	212,088	264,850	212,088	264,850

Allowance - unfunded commitments, beginning balance	10,641	12,323	10,707	11,967
Provision	(2,500)	(1,120)	(2,500)	(454)
Charge-offs	(710)	(252)	(776)	(562)

Allowance - unfunded commitments, ending balance	7,431	10,951	7,431	10,951

Total credit allowance	$219,519	$275,801	$219,519	$275,801

See Note 3 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The following table presents classified assets, which are comprised of performing substandard loans, nonperforming loans and OREO:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(in thousands)
Residential real estate	$42,825	$104,467	$131,533
Multifamily real estate	20,840	43,331	43,878
Commercial real estate	93,888	173,444	164,982
Construction
Residential construction	36,828	112,600	299,207
Commercial construction	117,473	186,229	239,234
Multifamily construction	34,722	76,818	99,630

Total construction	189,023	375,647	638,071

Consumer	7,693	18,868	20,178
Commercial banking	148,083	222,125	252,719

Total classified loans	502,352	937,882	1,251,361
OREO	101,406	161,653	135,234

Total classified assets	$603,758	$1,099,535	$1,386,595

Classified assets/ total assets	6.53%	11.58%	14.24%

Classified assets declined $495.8 million, or 45% during the six months ended June 30, 2011. The reductions were primarily due to upgraded risk ratings, resolutions of nonperforming loans, sales of OREO and charge-offs.

Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, and related information are summarized in the following table as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
	(in thousands)
Past due 90 days or more and accruing	$0	$0	$0
Nonaccrual loans	311,832	546,133	760,136
Restructured loans	84,277	108,504	123,999

Total nonperforming loans	396,109	654,637	884,135
OREO	101,406	161,653	135,233

Total nonperforming assets	497,515	816,290	1,019,368
Specific reserve - loans	(30,165)	(37,654)	(18,060)

Net nonperforming assets	$467,350	$778,636	$1,001,308

Nonperforming loans before charge-offs, gross	$451,483	$874,628	$1,187,072
Charge-offs on nonperforming loans	(187,485)	(319,773)	(462,885)

Nonperforming loans, net of charge-offs	263,998	554,855	724,187
Nonperforming loans without charge-offs (1)	132,111	99,782	159,948

Total nonperforming loans	$396,109	$654,637	$884,135

Nonperforming assets to total assets	5.38%	8.60%	10.47%
Nonperforming loans to loans	7.07%	11.64%	13.80%
Nonperforming loans carried at fair value to total nonperforming loans	67%	85%	82%
Charge-offs plus specific loan reserves to gross nonperforming loans	48%	41%	41%
Loan loss allowance to nonperforming loans	54%	38%	30%
Loan loss allowance to nonperforming loans excluding loans individually evaluated for impairment (2)	138%	210%	154%

(1)	Charge-offs have not been recorded on these nonperforming loans, as the value of the underlying collateral exceeds the carrying value of the loans.
(2)	Excludes the specific loan loss reserve.

As of June 30, 2011, Sterling has recognized charge-offs, which are also referred to as confirmed losses, totaling $187.5 million on collateral dependent nonperforming loans held in its portfolio. As a result of these confirmed losses, Sterling has written down the carrying value of these loans to the appraisal value of their underlying collateral less the estimated cost to sell the collateral. The ratio of allowance for loan losses to nonperforming loans, excluding these loans individually evaluated for impairment, was 138% at June 30, 2011. Further declines in real estate appraisal values could result in additional losses on these loans. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Nonperforming loans:
Beginning Balance	$477,067	$958,766	$654,637	$895,931
Additions	65,119	263,528	112,112	590,816
Charge-offs	(33,356)	(101,847)	(57,468)	(238,384)
Paydowns and sales	(66,137)	(108,003)	(121,061)	(156,204)
Foreclosures	(32,920)	(83,087)	(101,188)	(134,039)
Upgrade to accrual	(13,664)	(45,222)	(90,923)	(73,985)

Ending Balance	$396,109	$884,135	$396,109	$884,135

The following table presents certain information on Sterling’s nonperforming assets:

	June 30, 2011		December 31, 2010		June 30, 2010
	(in thousands)
Residential construction
Puget Sound	$21,121	4%	$55,365	7%	$128,742	13%
Portland, OR	21,014	4%	48,781	6%	82,717	8%
Northern California	5,387	1%	9,474	1%	22,628	2%
Vancouver, WA	1,829	0%	12,455	2%	14,969	1%
Southern California	1,652	0%	4,574	1%	6,761	1%
Bend, OR	993	0%	7,479	1%	13,878	1%
Boise, ID	535	0%	2,614	0%	10,746	1%
Other	12,641	3%	24,918	3%	40,393	4%

Total residential construction	65,172	12%	165,660	21%	320,834	31%
Commercial construction
Puget Sound	32,390	7%	48,619	6%	47,682	5%
Northern California	18,618	4%	45,132	6%	30,041	3%
Southern California	14,804	3%	27,227	3%	37,113	4%
Other	72,817	15%	76,860	9%	101,266	10%

Total commercial construction	138,629	29%	197,838	24%	216,102	22%
Multifamily construction
Puget Sound	28,430	6%	41,407	5%	53,711	5%
Portland, OR	3,353	1%	7,420	1%	11,497	1%
Other	9,529	2%	17,965	2%	32,042	3%

Total multifamily construction	41,312	9%	66,792	8%	97,250	9%

Total construction	245,113	50%	430,290	53%	634,186	62%

Commercial banking	104,988	21%	110,872	14%	147,941	15%
Commercial real estate	66,811	13%	123,146	15%	84,043	8%
Residential real estate	64,748	13%	115,923	14%	115,716	11%
Multifamily real estate	9,523	2%	25,806	3%	27,447	3%
Consumer	6,332	1%	10,253	1%	10,035	1%

Total nonperforming assets	497,515	100%	816,290	100%	1,019,368	100%

Specific reserve - loans	(30,165)		(37,654)		(18,060)

Net nonperforming assets (1)	$467,350		$778,636		$1,001,308

(1)	Net of cumulative confirmed losses on loans and OREO of $375.7 million for June 30, 2011, $516.3 million for December 31, 2010 and $592.8 million for June 30, 2010.

The following table presents a roll-forward of OREO for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
OREO:
Beginning Balance	$151,774	363	$103,973	257	$161,653	439	$83,272	203
Additions	32,920	140	83,087	221	101,188	298	134,039	356
Valuation adjustments	(8,646)		(9,447)		(12,855)		(16,110)
Sales	(74,837)	(253)	(39,746)	(141)	(153,236)	(487)	(64,981)	(222)
Other changes	195		(2,634)		4,656		(987)

Ending Balance	$101,406	250	$135,233	337	$101,406	250	$135,233	337

The following table presents the property type composition of OREO as of the following dates:

	June 30, 2011		December 31, 2010
	Amount	Number of Properties	Amount	Number of Properties
OREO:
Residential real estate	$10,309	57	$24,239	109
Multifamily real estate	408	3	25	1
Commercial real estate	20,026	41	33,817	49
Construction:
Residential - acquisition and development	4,275	12	7,353	21
Residential - lots	9,683	31	13,586	68
Residential - land	8,769	12	14,283	16
Residential - vertical	9,806	52	22,929	116
Multifamily	4,502	12	4,946	15
Commercial	29,484	17	34,925	16
Consumer	1,900	11	3,272	22
Commercial banking	2,244	2	2,278	6

Ending Balance	$101,406	250	$161,653	439

The following table presents the location of the various properties that comprise OREO as of the following dates:

	June 30, 2011		December 31, 2010
	Amount	Number of Properties	Amount	Number of Properties
OREO:
Oregon	$34,298	74	$45,786	131
California	31,157	50	40,456	65
Washington	27,044	92	50,113	165
Arizona	5,038	14	12,255	20
Idaho	3,517	19	10,995	46
Other	352	1	2,048	12

Ending Balance	$101,406	250	$161,653	439

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(in thousands)
Interest-bearing transaction	$505,134	8%	$497,395	7%
Noninterest-bearing transaction	1,067,637	16%	992,368	14%
Savings and MMDA	1,933,941	29%	1,886,425	27%
Time deposits	3,097,286	47%	3,534,819	52%

Total deposits	$6,603,998	100%	$6,911,007	100%

Changes in deposits during the six months ended June 30, 2011 mainly reflect a reduction in time deposits. The reduction in time deposits during the period was expected, as Sterling allowed some higher rate deposits to run off, thereby improving the deposit mix and reducing funding costs. This runoff was partially offset by an increase in transaction, savings and MMDA accounts, which increased by $130.5 million since December 31, 2010.

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, reverse repurchase agreements, and junior subordinated debentures, remained relatively unchanged over the periods presented at $1.71 billion as of June 30, 2011 compared with $1.69 billion at December 31, 2010, respectively.

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

Change in Interest Rate in Basis Points (Rate Shock)	June 30, 2011	December 31, 2010
	% Change in NII	% Change in NII
+300	(5.5)	(11.2)
+200	(1.6)	(5.5)
+100	(0.3)	(2.4)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

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

Change in Interest Rate in Basis Points (Rate Shock)	June 30, 2011	December 31, 2010
	% Change in EVE	% Change in EVE
+300	(15.2)	(21.7)
+200	(4.7)	(8.2)
+100	(0.1)	(1.4)
Static	0.0	0.0
-100	N/A (1)	N/A (1)

(1)	Results are not meaningful in a low interest rate environment.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $94.3 million of related swaps outstanding as of June 30, 2011. For a description, see Note 9 of Notes to Consolidated Financial Statements. As of June 30, 2011, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including non-customer related interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Capital and Liquidity Management

Sterling’s primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest primarily from loans, as well as from mortgage backed securities; the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities; borrowings from the FHLB and the Federal Reserve; and borrowings from commercial banks (including reverse repurchase agreements). Public deposits from states, municipalities, and other public entities generally require collateralization for some or all of the deposit amounts, depending on state and local requirements. Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. Reverse repurchase agreements are considered collateralized obligations and may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling Savings Bank’s credit line with FHLB of Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements, with borrowing terms ranging from overnight to term advances. Sterling Savings Bank actively manages its liquidity to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary from time to time, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory requirements.

The total value of Sterling’s cash and cash equivalents, and securities was $3.08 billion at June 30, 2011, compared with $3.27 billion at December 31, 2010. Available liquidity as of June 30, 2011 was $1.63 billion, compared to total available liquidity of $1.68 billion as of December 31, 2010. Available liquidity as of June 30, 2011 included unpledged portions of cash and cash equivalents, and securities of $900.2 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $527.3 million, as well as loans held for sale of $197.6 million.

Sterling, on a parent company-only basis, had cash of approximately $45.8 million and $47.5 million at June 30, 2011 and December 31, 2010, respectively. The parent (holding) company’s significant cash flows primarily relate to capital investments in and capital distributions from Sterling Savings Bank, capital distributions to shareholders, and interest payments on its junior subordinated debentures. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures, and continued to defer these payments through June 30, 2011. As of June 30, 2011 and December 31, 2010, the accrued deferred interest on junior subordinated debentures was $12.5 million and $9.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarters without triggering an event of default. No cash dividends were declared during the periods presented. Sterling’s ability to pay dividends is generally limited by its earnings, financial condition, and capital and regulatory requirements. During the third quarter of 2010, Sterling contributed $650.0 million of capital to Sterling Savings Bank. No capital was downstreamed from Sterling to Sterling Savings Bank during the six months ended June 30, 2011.

Regulation and Compliance

Sterling, as a bank holding company, is subject to ongoing comprehensive examination and regulation by the Federal Reserve, and Sterling Savings Bank, as a Washington state-chartered bank, is subject to ongoing comprehensive regulation and examination by the Washington Department of Financial Institutions (the “WDFI”) and the FDIC. Sterling Savings Bank is further subject to standard Federal Reserve regulations related to deposit reserves and certain other matters.

On September 27, 2010, Sterling announced the cease and desist order put in place in October 2009 with Sterling Savings Bank was terminated, reflecting a stronger balance sheet and capital position. Although the cease and desist order is no longer applicable, Sterling Savings Bank continues to be subject to enhanced supervisory review by the FDIC and WDFI under a memorandum of understanding (the “SSB MOU”), pursuant to which Sterling Savings Bank must maintain Tier 1 capital in an amount that ensures that its leverage ratio is at least 8%. Sterling Savings Bank is also required to meet certain asset quality targets, develop a written capital plan, develop a three-year strategic plan and comply with other requirements.

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

Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling’s control. These include but are not limited to:

•	our ability to maintain adequate liquidity;

•	our ability to comply with the Reserve Bank Agreement and the SSB MOU;

•	our ability to attract and retain deposits and loans;

•	demand for financial services in our markets;

•	competitive market pricing factors;

•	further deterioration in economic conditions that could result in increased losses on loans;

•	risks associated with concentrations in real estate-related loans;

•	market interest rate volatility;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	risks associated with merger and acquisition integration;

•	our ability to incur debt on reasonable terms;

•	regulatory limits on the ability of Sterling Savings Bank to pay dividends to Sterling;

•	impact of legislative and regulatory change on the financial sector;

•	future legislative or administrative changes to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program; and

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

PART II – Other Information

Item 1 Legal Proceedings

Securities Class Action Litigation

On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the “Complaint”). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling’s stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling’s delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling’s stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys’ fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. The court has not yet issued an order on the motion. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ERISA Class Action Litigation

On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling Financial Corporation and Sterling Savings Bank (collectively, “Sterling”), as well as certain of Sterling’s current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the “Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling’s securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling’s business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and 90+-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys’ fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. A hearing on the motion to dismiss occurred on March 22, 2011, with the court indicating that it would take the motion under submission. The court has not yet issued an order on the motion. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint could have a material adverse effect on Sterling’s business, results of operations, and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Derivative Class Action Litigation

On February 10, 2010, a shareholder derivative action was filed in the Superior Court for Spokane County, Washington, purportedly on behalf of and for the benefit of Sterling, against certain of our current and former officers and directors. On August 2, 2010, plaintiff filed an amended complaint (the “Complaint”) alleging, among other claims, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. The Complaint alleges that the individual defendants failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms regarding Sterling’s commercial real estate, construction and land development loans, losses and reserves recorded for impaired loans, and accounting for goodwill and deferred tax assets. The Complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. Because the Complaint is derivative in nature, it does not seek monetary damages from Sterling. However, Sterling may be required throughout the pendency of the action to advance the legal fees and costs incurred by the defendant officers and directors. On September 13, 2010, Sterling moved to dismiss the Complaint. The hearing on Sterling’s motion to dismiss was held on January 14, 2011. On February 25, 2011, the court issued an order denying Sterling’s motion to dismiss in its entirety. On April 12, 2011, Sterling filed a request for discretionary review with the Washington Court of Appeals, which was denied on June 1, 2011. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount, and, due to the nature of the claim, any such loss would be payable, in part, to Sterling.

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

STERLING FINANCIAL CORPORATION
(Registrant)

August 9, 2011	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling increasing the authorized shares of common stock. Filed as Exhibit 4.2 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated September 21, 2009 and incorporated by reference herein.

3.3	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.4	Articles of Amendment to Sterling’s Restated Articles of Incorporation eliminating par value of Sterling Common Stock. Filed as Exhibit 3.2 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.5	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B. Filed as Exhibit 3.3 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.6	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series D. Filed as Exhibit 3.4 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.7	Articles of Amendment to Sterling’s Restated Articles of Incorporation increasing the authorized shares of common stock. Filed as exhibit 3.7 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-1 dated November 3, 2010 and incorporated by reference herein.

3.8	Articles of Amendment to Sterling’s Restated Articles of Incorporation reducing the authorized shares of common stock. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated November 18, 2010 and incorporated by reference herein.

3.9	Articles of Amendment to Sterling’s Restated Articles of Incorporation regarding certain transfer restrictions. Filed as Exhibit 3.9 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

3.10	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s Registration Statement on Form 8-K dated April 25, 2011, and incorporated by referenced herein.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.

4.2	Form of Common Stock Certificate. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated July 20, 2009 and incorporated by reference herein.

4.3	Shareholder Rights Plan, dated as of April 14, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Restated Articles of Incorporation of Sterling Financial Corporation (Series E Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C. Filed as Exhibit 4.1 to Sterling’s Current Report on Form 8-K filed on April 15, 2010 and incorporated by reference herein.

4.4	First Amendment to Shareholder Rights Plan, dated as of December 8, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Sterling’s Current Report on Form 8-K filed on December 10, 2010 and incorporated by reference herein.

E-1

4.5	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 4.7 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.6	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Warburg Pincus Private Equity X, L.P. Filed as Exhibit 4.8 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.7	Amended and Restated Warrant to purchase shares of Sterling Common Stock, dated August 26, 2010 and issued to the United States Department of the Treasury. Filed as Exhibit 4.9 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.8	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS*	XBRL Instance Document. Furnished herewith.

101.SCH*	XBRL Taxonomy Extension Schema. Furnished herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

E-2