Form 10-Q
period 2011-09-30
STERLING FINANCIAL CORP /WA/
filed 2011-11-08
CIK 891106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2011
Common Stock	61,973,619

September 30, 2011

STERLING FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents:
Interest bearing	$372,650	$341,425
Non-interest bearing	89,872	70,158

Total cash and cash equivalents	462,522	411,583

Restricted cash	19,195	15,681
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,446,523	2,825,010
Held to maturity	1,900	13,464
Loans held for sale	241,039	222,216
Loans receivable, net	5,428,355	5,379,081
Accrued interest receivable	33,618	34,087
Other real estate owned, net (“OREO”)	111,566	161,653
Properties and equipment, net	84,380	81,094
Bank-owned life insurance (“BOLI”)	174,092	169,288
Core deposit intangible assets, net	13,290	16,929
Mortgage servicing rights, net	21,160	20,604
Prepaid expenses and other assets, net	138,234	142,479

Total assets	$9,175,874	$9,493,169

LIABILITIES:
Deposits:
Noninterest bearing	$1,167,552	$992,368
Interest bearing	5,311,688	5,918,639

Total deposits	6,479,240	6,911,007
Advances from Federal Home Loan Bank (“FHLB”)	407,000	407,211
Securities sold under repurchase agreements and funds purchased	1,056,352	1,032,512
Junior subordinated debentures	245,289	245,285
Accrued interest payable	21,152	17,259
Accrued expenses and other liabilities	107,348	109,128

Total liabilities	8,316,381	8,722,402

SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 61,968,510 and 61,926,187 shares outstanding	1,963,820	1,960,871
Accumulated other comprehensive income (loss)	57,297	(4,179)
Accumulated deficit	(1,161,624)	(1,185,925)

Total shareholders’ equity	859,493	770,767

Total liabilities and shareholders’ equity	$9,175,874	$9,493,169

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans	$82,010	$85,886	$242,132	$276,747
MBS	16,719	18,127	56,681	56,569
Investments and cash equivalents	2,650	2,641	8,150	8,039

Total interest income	101,379	106,654	306,963	341,355

Interest expense:
Deposits	14,135	22,639	46,645	75,153
Short-term borrowings	657	1,220	847	5,434
Long-term borrowings	11,751	15,360	36,085	45,348

Total interest expense	26,543	39,219	83,577	125,935

Net interest income	74,836	67,435	223,386	215,420
Provision for credit losses	6,000	60,892	26,000	220,229

Net interest income (expense) after provision for credit losses	68,836	6,543	197,386	(4,809)

Noninterest income:
Fees and service charges	12,332	13,826	37,839	41,094
Mortgage banking operations	16,360	19,409	37,481	42,354
Loan servicing fees	(4,694)	(1,120)	(2,884)	(382)
BOLI	1,612	1,570	4,922	5,425
Gains on sales of securities, net	0	7,005	14,298	24,265
Other	3,502	(1,032)	1,773	(6,573)

Total noninterest income	29,112	39,658	93,429	106,183

Noninterest expense	86,620	94,223	266,515	287,515

Income (loss) before income taxes	11,328	(48,022)	24,300	(186,141)
Income tax expense	0	0	0	0

Net income (loss)	11,328	(48,022)	24,300	(186,141)
Preferred stock dividend	0	(2,715)	0	(11,596)
Benefit to common shareholders (1)	0	84,329	0	84,329

Net income (loss) available to common shareholders	$11,328	$33,592	$24,300	$(113,408)

Earnings (loss) per share - basic (2)	$0.18	$7.05	$0.39	$(53.29)

Earnings (loss) per share - diluted (2)	$0.18	$1.31	$0.39	$(53.29)

Weighted average shares outstanding - basic (2)	61,958,183	4,764,875	61,944,392	2,128,059
Weighted average shares outstanding - diluted (2)	62,041,203	25,739,308	62,236,465	2,128,059

(1)	The August 26, 2010 conversion of Series C preferred stock into common stock resulted in an increase in income available to common shareholders.
(2)	Reflects the 1-for-66 reverse stock split in November 2010.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$11,328	$(48,022)	$24,300	$(186,141)

Other comprehensive income:
Change in unrealized gains on investments and MBS available-for-sale	39,564	6,215	78,158	42,618
Less deferred income tax provision	0	2,561	(2,384)	(1,504)
Realized net gains reclassified from other comprehensive income	0	(7,005)	(14,298)	(24,265)

Net other comprehensive income	39,564	1,771	61,476	16,849

Comprehensive income (loss)	$50,892	$(46,251)	$85,776	$(169,292)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$24,300	$(186,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	26,000	220,229
Net gain on sales of loans	(38,007)	(38,836)
Net gain on sales of investments and MBS	(14,298)	(24,265)
Stock based compensation	2,949	813
Loss on OREO	61,617	66,274
Increase in cash surrender value of BOLI	(4,804)	(5,425)
Depreciation and amortization	30,161	22,082
Change in:
Accrued interest receivable	469	7,465
Prepaid expenses and other assets	4,246	42,083
Accrued interest payable	3,893	(4,171)
Accrued expenses and other liabilities	(1,279)	7,733
Proceeds from sales of loans originated for sale	1,394,273	1,678,816
Loans originated for sale	(1,399,822)	(1,739,032)

Net cash provided by operating activities	89,698	47,625

Cash flows from investing activities:
Change in restricted cash	(3,514)	(14,677)
Net (increase) decrease in loans	(298,315)	865,544
Proceeds from sales of loans	39,320	310,155
Purchase of investment securities	(9,857)	(20,857)
Proceeds from maturities of investment securities	478	8,035
Proceeds from sale of investment securities	30,987	17,429
Purchase of MBS	(264,156)	(1,711,340)
Principal payments received on MBS	341,827	437,644
Proceeds from sales of MBS	353,444	763,437
Office properties and equipment, net	(13,069)	(2,344)
Improvements and other changes to OREO	(5,357)	(2,887)
Proceeds from sales of OREO	197,528	120,532

Net cash provided by investing activities	369,316	770,671

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—cont.

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Net change in deposits	$(431,767)	$(865,976)
Advances from FHLB	0	538,050
Repayment of advances from FHLB	(148)	(1,037,643)
Net change in securities sold under repurchase agreements and funds purchased	23,840	(14,201)
Proceeds from stock issuance, net	0	684,412
Other	0	3,370

Net cash used in financing activities	(408,075)	(691,988)

Net change in cash and cash equivalents	50,939	126,308
Cash and cash equivalents, beginning of period	411,583	564,783

Cash and cash equivalents, end of period	$462,522	$691,091

Supplemental disclosures:
Cash paid on interest during the period	$79,684	$130,106
Cash received on income tax refunds during the period	0	49,340
Noncash financing and investing activities:
Loans converted into OREO	203,701	257,448
Preferred stock cash dividend accrued	0	10,349
Conversion of preferred stock into common stock	0	295,384
Conversion of preferred stock accrued dividend into common stock	0	19,865
Conversion of Treasury warrant	0	3,669

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011. The troubled debt restructuring disclosures in this ASU became effective September 30, 2011. See Note 3.

In April 2011, the FASB issued ASU 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This update to codification topic 310 provides guidance for what constitutes a concession and whether a debtor is experiencing financial difficulties. The amendments in this update were effective for Sterling on July 1, 2011, with retrospective application from January 1, 2011. This update did not have a material effect on Sterling’s consolidated financial statements.

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

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2011
Available for sale
MBS (1)	2,166,944	$55,269	$(265)	2,221,948
Municipal bonds	196,486	10,395	(1,876)	205,005
Other	24,897	2	(5,329)	19,570

Total	$2,388,327	$65,666	$(7,470)	$2,446,523

Held to maturity
Tax credits	$1,900	$0	$0	$1,900

Total	$1,900	$0	$0	$1,900

December 31, 2010
Available for sale
MBS (1)	$2,598,086	$30,017	$(25,493)	$2,602,610
Municipal bonds	208,588	949	(8,394)	201,143
Other	24,821	2	(3,566)	21,257

Total	$2,831,495	$30,968	$(37,453)	$2,825,010

Held to maturity
Tax credits	$13,464	$0	$0	$13,464

Total	$13,464	$0	$0	$13,464

(1)	Sterling’s MBS portfolio is comprised primarily of residential agency securities. As of September 30, 2011 and December 31, 2010, MBS also included $21.2 million and $48.4 million, respectively, of nonagency collateralized mortgage obligations.

Other available for sale securities primarily consist of a single issuer trust preferred security at both September 30, 2011 and December 31, 2010. During the second quarter of 2011, Sterling sold $10.5 million of tax credit investments in low income housing partnerships. Until recently, there was not a liquid market for these investments. The sale was driven by the absence of a current tax burden for Sterling, combined with monthly expenses associated with the tax credits. The tax credit investments carrying balance were being systematically reduced over their projected life. The sale resulted in a loss of $2.2 million. Total sales of Sterling’s securities during the periods ended September 30, 2011 and 2010 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized (Losses)
	(in thousands)
Nine months ended:
September 30, 2011	$384,431	$16,605	$(2,307)
September 30, 2010	780,866	30,686	(6,421)

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of September 30, 2011 and December 31, 2010, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
September 30, 2011
Municipal bonds	$0	$0	$17,543	$(1,876)	$17,543	$(1,876)
MBS	57,931	(265)	0	0	57,931	(265)
Other	0	0	19,563	(5,329)	19,563	(5,329)

Total	$57,931	$(265)	$37,106	$(7,205)	$95,037	$(7,470)

December 31, 2010
Municipal bonds	$89,364	$(3,193)	$47,101	$(5,201)	$136,465	$(8,394)
MBS	1,460,173	(25,493)	0	0	1,460,173	(25,493)
Other	0	0	21,250	(3,566)	21,250	(3,566)

Total	$1,549,537	$(28,686)	$68,351	$(8,767)	$1,617,888	$(37,453)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities as of September 30, 2011, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages. As of September 30, 2011, the weighted average life of the MBS portfolio was 3.5 years, and its effective duration was 2.7%. This compares with a weighted average life of 5.0 years, and an effective duration of 3.6% at December 31, 2010.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$657	$657
Due after one year through five years	0	0	0	0
Due after five years through ten years	0	0	208,652	213,278
Due after ten years	1,900	1,900	2,179,018	2,232,588

Total	$1,900	$1,900	$2,388,327	$2,446,523

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other than temporary, the securities are written down to current market value, resulting in a loss. There were no investment securities that management identified to be other than-temporarily impaired at September 30, 2011, because Sterling expects the return of all principal and interest on all securities within its investment and MBS portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and believes it is unlikely that Sterling would be required to sell these investments before a recovery in market price occurs, or until maturity. As of September 30, 2011, Sterling held nonagency collateralized mortgage obligations with an amortized book value of $20.9 million, and a net unrealized gain of $310,000. All nonagency collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are AAA rated according to at least one major rating agency. The vintage, or year of issuance, for these nonagency securities ranges from 2003 to 2005. As of September 30, 2011, Sterling held municipal bonds with an amortized book value of $196.5 million, and a net unrealized gain of $8.5 million. Sterling reviews its municipal bonds for impairment at least quarterly. Approximately 90% of Sterling’s municipal bonds held as of September 30, 2011 were general obligation bonds. Additionally, as of September 30, 2011, Sterling held one single issuer trust preferred security with an amortized book value of $24.9 million, and a net unrealized loss of $5.3 million. The issuer is JP Morgan Chase, interest payments have not been deferred, and the security is rated A2 by Moody’s.

3. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	September 30, 2011	December 31, 2010
	(in thousands)
Residential real estate	$701,921	$758,410
Multifamily real estate	990,707	517,022
Commercial real estate (1)	1,287,381	1,314,657
Construction:
Residential	44,671	156,853
Multifamily	29,285	90,518
Commercial	147,655	278,297

Total construction	221,611	525,668
Consumer	683,972	744,068
Commercial banking (2)	1,729,626	1,770,426

Gross loans receivable	5,615,218	5,630,251
Deferred loan fees, net	(668)	(4,114)
Allowance for loan losses	(186,195)	(247,056)

Net loans receivable	$5,428,355	$5,379,081

(1)	Comprised of non owner-occupied commercial real estate (“CRE”).
(2)	Comprised of commercial and industrial (“C&I”), and owner-occupied CRE.

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $1.34 billion and $1.52 billion as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, the unamortized portion of discounts on acquired loans was $4.5 million and $5.3 million, respectively.

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Real Estate					Commercial
	Residential	Multifamily	Commercial	Construction	Consumer	Banking	Unallocated	Total
	(in thousands)
September 30, 2011
Loans receivable, gross:
Individually evaluated for impairment	$19,477	$4,912	$57,318	$106,434	$1,196	$92,400	$0	$281,737
Collectively evaluated for impairment	682,444	985,795	1,230,063	115,177	682,776	1,637,226	0	5,333,481

Total loans receivable, gross	$701,921	$990,707	$1,287,381	$221,611	$683,972	$1,729,626	$0	$5,615,218

Allowance for loan losses:
Individually evaluated for impairment	$(1,723)	$(49)	$(3,685)	$(6,061)	$(31)	$(3,727)	$0	$(15,276)
Collectively evaluated for impairment	(18,327)	(20,380)	(39,137)	(18,249)	(12,580)	(34,443)	(27,803)	(170,919)

Total allowance for loan losses	$(20,050)	$(20,429)	$(42,822)	$(24,310)	$(12,611)	$(38,170)	$(27,803)	$(186,195)

December 31, 2010
Loans receivable, gross:
Individually evaluated for impairment	$74,994	$23,541	$103,389	$332,287	$4,852	$80,880	$0	$619,943
Collectively evaluated for impairment	683,416	493,481	1,211,268	193,381	739,216	1,689,546	0	5,010,308

Total loans receivable, gross	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$0	$5,630,251

Allowance for loan losses:
Individually evaluated for impairment	$(1,239)	$(1,158)	$(7,859)	$(20,676)	$(33)	$(6,689)	$0	$(37,654)
Collectively evaluated for impairment	(16,068)	(8,510)	(41,503)	(45,201)	(14,612)	(50,262)	(33,246)	(209,402)

Total allowance for loan losses	$(17,307)	$(9,668)	$(49,362)	$(65,877)	$(14,645)	$(56,951)	$(33,246)	$(247,056)

The following tables present a roll forward by segment of the allowance for credit losses for the three and nine months ended September 30, 2011 and 2010:

	Real Estate					Commercial Banking
	Residential	Multifamily	Commercial	Construction	Consumer		Unallocated	Total
	(in thousands)
2011 quarterly activity
Allowance for loan losses:
Beginning balance, July 1	$20,826	$11,251	$46,449	$44,907	$13,800	$46,602	$28,253	$212,088
Charge-offs	(4,204)	(1,035)	(11,189)	(14,426)	(2,554)	(7,769)	0	(41,177)
Recoveries	178	684	31	6,066	463	3,862	0	11,284
Provisions	3,250	9,529	7,531	(12,237)	902	(4,525)	(450)	4,000

Ending balance, September 30	20,050	20,429	42,822	24,310	12,611	38,170	27,803	186,195

Allowance for unfunded commitments:
Beginning balance, July 1	2,349	0	0	2,555	2,363	755	(591)	7,431
Charge-offs	(55)	0	0	0	0	0	0	(55)
Recoveries	0	0	0	0	0	0	0	0
Provisions	710	0	0	(387)	(638)	783	1,532	2,000

Ending balance, September 30	3,004	0	0	2,168	1,725	1,538	941	9,376

Total credit allowance	$23,054	$20,430	$42,822	$26,478	$14,336	$39,707	$28,744	$195,571

2010 quarterly activity
Allowance for loan losses:
Beginning balance, July 1	$15,392	$5,036	$55,524	$103,750	$16,053	$61,622	$7,473	$264,850
Charge-offs	(10,708)	(5,173)	(12,739)	(43,268)	(3,696)	(8,225)	0	(83,809)
Recoveries	187	146	627	4,592	511	601	0	6,664
Provisions	11,438	7,121	9,461	16,001	3,664	7,964	5,151	60,800

Ending balance, September 30	16,309	7,130	52,873	81,075	16,532	61,962	12,624	248,505

Allowance for unfunded commitments:
Beginning balance, July 1	1,494	1	1	6,776	1,115	1,444	120	10,951
Charge-offs	(26)	0	0	0	0	0	0	(26)
Recoveries	0	0	0	0	0	0	0	0
Provisions	377	(1)	46	(1,493)	63	(117)	1,217	92

Ending balance, September 30	1,845	0	47	5,283	1,178	1,327	1,337	11,017

Total credit allowance	$18,154	$7,130	$52,920	$86,358	$17,710	$63,289	$13,961	$259,522

	Real Estate					Commercial Banking
	Residential	Multifamily	Commercial	Construction	Consumer		Unallocated	Total
	(in thousands)
2011 year to date
Allowance for loan losses:
Beginning balance, January 1	$17,307	$9,668	$49,362	$65,877	$14,645	$56,951	$33,246	$247,056
Charge-offs	(15,230)	(1,703)	(22,107)	(42,785)	(6,817)	(21,261)	0	(109,903)
Recoveries	1,032	1,852	1,484	11,633	1,421	5,120	0	22,542
Provisions	16,941	10,612	14,083	(10,415)	3,362	(2,640)	(5,443)	26,500

Ending balance, September 30	20,050	20,429	42,822	24,310	12,611	38,170	27,803	186,195

Allowance for unfunded commitments:
Beginning balance, January 1	3,103	0	31	4,127	1,112	1,306	1,028	10,707
Charge-offs	(831)	0	0	0	0	0	0	(831)
Recoveries	0	0	0	0	0	0	0	0
Provisions	732	0	(31)	(1,959)	613	232	(87)	(500)

Ending balance, September 30	3,004	0	0	2,168	1,725	1,538	941	9,376

Total credit allowance	$23,054	$20,429	$42,822	$26,478	$14,336	$39,708	$28,744	$195,571

2010 year to date
Allowance for loan losses:
Beginning balance, January 1	$28,319	$8,985	$42,296	$185,222	$19,198	$59,135	$288	$343,443
Charge-offs	(26,767)	(17,119)	(42,331)	(220,889)	(11,975)	(17,426)	0	(336,507)
Recoveries	791	145	1,193	16,271	1,467	1,112	0	20,979
Provisions	13,966	15,119	51,715	100,471	7,842	19,141	12,336	220,590

Ending balance, September 30	16,309	7,130	52,873	81,075	16,532	61,962	12,624	248,505

Allowance for unfunded commitments:
Beginning balance, January 1	713	(1)	0	9,228	1,481	1,665	(1,119)	11,967
Charge-offs	(589)	0	0	0	0	0	0	(589)
Recoveries	0	0	0	0	0	0	0	0
Provisions	1,721	1	47	(3,945)	(303)	(338)	2,456	(361)

Ending balance, September 30	1,845	0	47	5,283	1,178	1,327	1,337	11,017

Total credit allowance	$18,154	$7,130	$52,920	$86,358	$17,710	$63,289	$13,961	$259,522

In establishing its allowance for loan losses, Sterling groups its loan portfolio into standard portfolio segments for homogeneous loans. The groups are further segregated based on internal risk ratings. Both qualitative and quantitative data are considered in determining the probability of default and loss given default for each group of loans. The probability of default and loss given default are used to calculate an expected loss rate which is multiplied by the loan balance in each category to determine the general allowance for loan losses. If a loan is determined to be impaired, Sterling performs an individual evaluation of the loan. The individual evaluation compares the present value of the expected future cash flows or the fair value of the underlying collateral to the recorded investment in the loan. The results of the individual impairment evaluation could determine the need to record a confirmed loss or a specific reserve.

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

The following table presents credit quality indicators for Sterling’s loan portfolio as of September 30, 2011 and December 31, 2010 grouped according to internally assigned risk ratings and payment activity:

	Real Estate					Commercial Banking
	Residential	Multifamily	Commercial	Construction	Consumer		Total	% of total
	(in thousands)
September 30, 2011
Pass	$648,931	$958,001	$1,126,590	$64,987	$672,854	$1,502,954	$4,974,317	89%
Special mention	14,560	15,242	78,786	39,530	3,851	98,910	250,879	4%
Substandard	36,707	17,415	78,319	111,033	7,236	122,568	373,278	7%
Doubtful/Loss	1,723	49	3,686	6,061	31	5,194	16,744	0%

Total	$701,921	$990,707	$1,287,381	$221,611	$683,972	$1,729,626	$5,615,218	100%

Restructured	$18,561	$0	$4,368	$39,557	$0	$20,511	$82,997	1%
Nonaccrual	30,600	5,296	55,594	69,348	5,705	73,599	240,142	4%

Nonperforming	49,161	5,296	59,962	108,905	5,705	94,110	323,139	5%
Performing	652,760	985,411	1,227,419	112,706	678,267	1,635,516	5,292,079	95%

Total	$701,921	$990,707	$1,287,381	$221,611	$683,972	$1,729,626	$5,615,218	100%

December 31, 2010
Pass	$638,273	$446,363	$1,047,239	$68,099	$718,831	$1,474,312	$4,393,117	78%
Special mention	15,670	29,566	91,870	89,524	7,074	89,680	323,384	6%
Substandard	104,467	41,093	175,548	368,045	18,163	205,354	912,670	16%
Doubtful/Loss	0	0	0	0	0	1,080	1,080	0%

Total	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251	100%

Restructured	$20,569	$0	$10,856	$57,662	$119	$19,298	$108,504	2%
Nonaccrual	70,842	23,541	95,229	277,993	7,854	70,674	546,133	10%

Nonperforming	91,411	23,541	106,085	335,655	7,973	89,972	654,637	12%
Performing	666,999	493,481	1,208,572	190,013	736,095	1,680,454	4,975,614	88%

Total	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251	100%

Aging by class for Sterling’s loan portfolio as of September 30, 2011 and December 31, 2010 was as follows:

	Real Estate					Commercial Banking
	Residential	Multifamily	Commercial	Construction	Consumer		Total	% of total
	(in thousands)
September 30, 2011
30 - 59 days past due	$5,788	$0	$8,118	$4,453	$5,365	$19,918	$43,642	1%
60 - 89 days past due	3,083	169	16,656	5,235	1,616	7,002	33,761	1%
> 90 days past due	24,870	4,750	36,026	74,939	5,358	57,619	203,562	4%

Total past due	33,741	4,919	60,800	84,627	12,339	84,539	280,965	6%
Current	668,180	985,788	1,226,581	136,984	671,633	1,645,087	5,334,253	94%

Total Loans	$701,921	$990,707	$1,287,381	$221,611	$683,972	$1,729,626	$5,615,218	100%

> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0

December 31, 2010
30 - 59 days past due	$10,273	$3,235	$4,251	$27,251	$5,650	$12,994	$63,654	1%
60 - 89 days past due	4,179	6,146	7,089	15,419	1,837	4,099	38,769	1%
> 90 days past due	35,544	6,428	34,517	232,140	4,834	52,497	365,960	6%

Total past due	49,996	15,809	45,857	274,810	12,321	69,590	468,383	8%
Current	708,414	501,213	1,268,800	250,858	731,747	1,700,836	5,161,868	92%

Total Loans	$758,410	$517,022	$1,314,657	$525,668	$744,068	$1,770,426	$5,630,251	100%

> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0

Sterling considers its nonperforming loans to be impaired loans, which include $35.8 million and $34.7 million of homogeneous and small balance loans which were collectively evaluated for impairment on September 30, 2011 and December 31, 2010, respectively. Impaired loans by class were as follows at September 30, 2011 and December 31, 2010:

			Book Balance			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
September 30, 2011
Residential real estate	$62,020	$12,859	$40,441	$8,720	$1,723	$51,786	$247	$70,286	$567
Multifamily real estate	5,614	318	4,897	399	49	7,206	67	14,419	690
Commercial real estate	86,122	26,160	37,528	22,434	3,685	58,185	620	83,024	1,848
Construction	163,914	55,009	45,527	63,378	6,061	142,356	1,146	222,280	1,190
Consumer	6,794	1,089	5,560	145	31	5,635	0	6,839	—
Commercial banking	122,790	28,680	65,124	28,986	3,727	94,457	803	92,041	2,234

Total	$447,254	$124,115	$199,077	$124,062	$15,276	$359,624	$2,883	$488,889	$6,529

December 31, 2010
Residential real estate	$114,401	$22,990	$27,956	$63,455	$1,239
Multifamily real estate	30,464	6,923	8,326	15,215	1,158
Commercial real estate	135,366	29,281	30,400	75,685	7,859
Construction	539,331	203,676	65,618	270,037	20,676
Consumer	12,740	4,767	4,353	3,620	33
Commercial banking	142,110	52,138	46,948	43,024	6,689

Total	$974,412	$319,775	$183,601	$471,036	$37,654

The following tables present loans that were modified and recorded as troubled debt restructurings (“TDR’s”) during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	0	$0	$0
Multifamily real estate	0	0	0
Commercial real estate	0	0	0
Construction	1	18,644	19,229
Consumer	0	0	0
Commercial banking	0	0	0

Total (1)	1	$18,644	$19,229

(1)	Amounts exclude specific loan loss reserves.

	Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	0	$0	$0
Multifamily real estate	0	0	0
Commercial real estate	8	3,271	3,282
Construction	2	21,419	22,046
Consumer	0	0	0
Commercial banking	8	14,809	14,918

Total (1)	18	$39,499	$40,246

(1)	Amounts exclude specific loan loss reserves.

The majority of TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they would be collectively evaluated for impairment. As of September 30, 2011, Sterling had specific reserves of $1.8 million on TDRs, which were restructured during the nine months ended September 30, 2011. The following table shows the post modification recorded investment for TDRs restructured during the nine months ended September 30, 2011 by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Capitalized Interest into Principal Balance	Forgiveness of Principal and/or Interest	Total
	(in thousands)
Residential Real Estate	$0	$0	$0	$0	$0
Multifamily Real Estate	0	0	0	0	0
Commercial Real Estate	0	1,856	1,426		3,282
Construction	2,816	0	0	19,230	22,046
Consumer	0	0	0	0	0
Commercial Banking	10,230	345	0	4,343	14,918

	$13,046	$2,201	$1,426	$23,573	$40,246

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. TDR’s that were restructured during the 12 months ended September 30, 2011 and defaulted during the three and nine months ended September 30, 2011, were as follows:

During the three months ended September 30, 2011

	Number of Contracts	Recorded Investment at Default
Residential real estate	0	$0
Multifamily real estate	0	0
Commercial real estate	2	366
Construction	0	0
Consumer	0	0
Commercial banking	0	0

Total	2	$366

During the nine months ended September 30, 2011

	Number of Contracts	Recorded Investment at Default
Residential real estate	1	$564
Multifamily real estate	0	0
Commercial real estate	3	588
Construction	0	0
Consumer	0	0
Commercial banking	1	377

Total	5	$1,529

At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell. The carrying value of OREO is periodically evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in this allowance were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Allowance for OREO losses:
Balance, beginning of period	$17,844	$14,068	$21,799	$8,204
Provision	7,995	4,784	20,850	20,894
Charge-offs	(6,298)	(5,643)	(23,108)	(15,889)

Balance, end of period	$19,541	$13,209	$19,541	$13,209

The increase in charge-offs during the periods presented was due to the increase in OREO sales, which totaled $194.1 million for the nine months ended September 30, 2011 compared to $113.9 million during the same period in 2010.

4. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and the assumption of similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the trusts, payment of call premiums. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and has continued to defer these payments through September 30, 2011. As of September 30, 2011 and December 31, 2010, the accrued deferred interest was $14.0 million and $9.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods without triggering an event of default. Details of the junior subordinated debentures are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Next Call Date	Rate at September 30, 2011			Amount
	(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Oct 2012	Floating	1.70%		$46,392
Sterling Capital Trust VIII	Sept 2006	Sept 2036	Dec 2011	Floating	1.88		51,547
Sterling Capital Trust VII	June 2006	June 2036	Dec 2011	Floating	1.77		56,702
Lynnwood Capital Trust II	June 2005	June 2035	Dec 2011	Floating	2.05		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Dec 2011	Floating	3.45		10,310
Sterling Capital Statutory Trust V	May 2003	May 2033	Dec 2011	Floating	3.50		20,619
Sterling Capital Trust IV	May 2003	May 2033	Nov 2011	Floating	3.41		10,310
Sterling Capital Trust III	April 2003	April 2033	Oct 2011	Floating	3.52		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Dec 2011	Floating	3.40		9,448
Klamath First Capital Trust I	July 2001	July 2031	Jan 2012	Floating	4.20		15,218

					2.39	%*	$245,289

*	Weighted average rate

5. Earnings (Loss) Per Share:

The following table presents the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except shares and per share amounts)
Numerator:
Net income (loss) available to common shareholders	$11,328	$33,592	$24,300	$(113,408)
Denominator:
Weighted average shares outstanding - basic	61,958,183	4,764,875	61,944,392	2,128,059
Dilutive securities outstanding	83,020	20,974,433	292,073	0

Weighted average shares outstanding - diluted	62,041,203	25,739,308	62,236,465	2,128,059

Earnings (loss) per share - basic	$0.18	$7.05	$0.39	$(53.29)

Earnings (loss) per share - diluted	$0.18	$1.31	$0.39	$(53.29)

Antidilutive securities outstanding (weighted average):
Stock options	16,291	19,833	16,823	21,112
Warrants	2,625,000	0	0	359,016
Convertible preferred	0	0	0	6,709,291
Restricted shares	9,049	2,087	63,405	2,397

Total antidilutive securities outstanding	2,650,340	21,920	80,228	7,091,816

Prior period share and per share amounts disclosed in this footnote, as well as all other prior period share and per share amounts disclosed in these financial statements, have been restated to reflect the 1-for-66 reverse stock split that was effected in November 2010.

6. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Employee compensation and benefits	$43,828	$42,561	$129,514	$125,875
OREO operations	10,739	10,456	36,591	38,585
Occupancy and equipment	9,580	9,562	29,558	29,306
Data processing	5,651	5,858	18,339	16,322
Insurance	3,914	6,632	12,589	29,508
Professional fees	3,161	8,303	9,571	17,469
Depreciation	3,000	3,326	9,026	10,266
Advertising	1,932	3,195	6,659	9,105
Travel and entertainment	1,336	895	3,931	2,570
Amortization of core deposit intangibles	1,190	1,225	3,639	3,674
Other	2,289	2,210	7,098	4,835

Total noninterest expense	$86,620	$94,223	$266,515	$287,515

7. Income Taxes:

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its deferred tax asset. Sterling determined that it did not meet the required threshold as of September 30, 2011 and December 31, 2010, and accordingly, had a full valuation allowance against its net deferred tax assets. As of September 30, 2011, the reserved net deferred tax asset was approximately $335 million, including approximately $288 million of net operating loss and tax credit carry-forwards. This is compared with a reserved deferred tax asset of approximately $359 million, including approximately $263 million of net operating loss and tax credit carry-forwards, as of December 31, 2010. The primary reason for the decline in the net deferred tax asset since year end was due to the change in the unrealized gains on available for sale securities.

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

8. Stock-Based Compensation:

The following table presents a summary of stock option and restricted stock activity during the nine months ended September 30, 2011:

	Stock Options		Restricted Stock
	Number	Weighted Average Exercise Price	Number	Weighted Average Grant Price
Balance, January 1, 2011	18,920	$1,357.97	368,805	$18.24
Granted	0	0.00	116,230	17.40
Exercised/vested	0	0.00	(43,017)	24.76
Cancelled/expired	(2,849)	1,178.77	(24,125)	16.39

Outstanding, September 30, 2011	16,071	$1,389.74	417,893	$17.44

Exercisable, September 30, 2011	14,244	$1,502.18

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

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
December 31, 2010	2.8 years	$0	2.6 years	$0
September 30, 2011	2.4 years	0	2.3 years	0

As of September 30, 2011, a total of 5,513,176 shares remained available for grant under Sterling’s 2003, 2007 and 2010 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight and ten years. Restricted shares granted during 2011 have vesting schedules that vary, ranging from vesting immediately upon grant to vesting up to three years after the grant date.

Stock-based compensation expense recognized during the periods presented was as follows:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Stock options	$226	$567
Restricted stock	2,723	246

Total	$2,949	$813

As of September 30, 2011, unrecognized equity compensation expense totaled $5.3 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 1.1 years. During the nine months ended September 30, 2011, 249 stock options were forfeited, and 24,125 shares of restricted stock were forfeited.

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

Residential mortgage loans held for sale that were not committed to investors were $199.3 million and $207.0 million as of September 30, 2011 and December 31, 2010, respectively. The following table summarizes the off-balance sheet portions of Sterling’s mortgage banking operations, as well as Sterling’s interest rate swaps:

	September 30, 2011
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments	$236,521	$7,218	$0
Forward commitments	373,079	0	4,656
Interest rate swaps - broker-dealer	44,195	0	4,777
Interest rate swaps - customer	46,814	4,987	0

	December 31, 2010
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments	$118,589	$1,869	$0
Forward commitments	285,300	3,770	0
Interest rate swaps - broker-dealer	47,815	0	4,426
Interest rate swaps - customer	50,467	4,877	0

The fair value of these derivatives are included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap transactions are included in other noninterest income. The following table sets forth these gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Mortgage banking operations	$(2,116)	$(686)	(5,015)	$(3,448)
Other noninterest income	1,191	(272)	1,228	(195)

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$481,717	$481,717	$427,264	$427,264
Investments and MBS:
Available for sale	2,446,523	2,446,523	2,825,010	2,825,010
Held to maturity	1,900	1,900	13,464	13,464
Loans held for sale	241,039	241,039	222,216	222,216
Loans receivable, net	5,428,355	5,192,500	5,379,081	5,078,157
Accrued interest receivable	33,618	33,618	34,087	34,087
Other assets	111,484	111,484	110,487	110,487
Financial liabilities:
Non-maturity deposits	3,692,335	3,692,335	3,376,188	3,123,840
Deposits with stated maturities	2,786,905	2,838,301	3,534,819	3,588,051
Borrowings	1,708,641	1,719,609	1,685,008	1,660,387
Accrued interest payable	21,152	21,152	17,259	17,259
Other liabilities	10,007	10,007	6,176	6,176

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

OREO

The fair value of OREO is estimated using third party appraisals, subject to updates to reflect comparable market transactions, with appraisals ordered for “as is” or “disposition” value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Balance, September 30, 2011:
Investment securities available-for-sale:
MBS	$2,221,948	$0	$2,221,948	$0
Municipal bonds	205,005	0	205,005	0
Other	19,570	0	19,570	0

Total investment securities available-for-sale	2,446,523	0	2,446,523	0
Loans held for sale	241,039	0	241,039	0
Other assets - derivatives	12,205	0	12,205	0

Total assets	$2,699,767	$0	$2,699,767	$0

Other liabilities - derivatives	$10,007	$0	$10,007	$0

Balance, December 31, 2010:
Investment securities available-for-sale:
MBS	$2,602,610	$0	$2,602,610	$0
Municipal bonds	201,143	0	201,143	0
Other	21,257	0	21,257	0

Total investment securities available-for-sale	2,825,010	0	2,825,010	0
Loans held for sale	222,216	0	222,216	0
Other assets - derivatives	10,516	0	10,516	0

Total assets	$3,057,742	$0	$3,057,742	$0

Other liabilities - derivatives	$6,176	$0	$6,176	$0

Derivatives represent mortgage banking interest rate lock and loan delivery commitments, a common stock warrant carried as a derivative liability and interest rate swaps. Market values on the interest rate swaps equal the present value differential between the fixed interest rate payments, as established in the swap agreement, and the floating interest rate payments, as projected by the forward interest rate curve, over the term of the swap. See Note 9 for a further discussion of these derivatives. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Mortgage banking operations	$8,542	$8,778

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis. Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	September 30, 2011
	Total Carrying Value	Level 1	Level 2	Level 3	Losses During the Nine Months Ended September 30, 2011
	(in thousands)
Loans	$269,987	$0	$0	$269,987	$(52,248)
OREO	39,786	0	0	39,786	(13,408)
Mortgage servicing rights	21,160	0	0	21,160	(5,502)

	December 31, 2010				Gains (Losses) During the Twelve Months Ended December 31, 2010
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$549,320	$0	$0	$549,320	$(181,165)
OREO	63,586	0	0	63,586	(21,096)
Mortgage servicing rights	20,604	0	0	20,604	1,115

The loans disclosed above represent the net balance of loans for which a charge against earnings has occurred during the nine months ended September 30, 2011, and the year ended December 31, 2010, respectively, with these charges comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value on properties for which a specific reserve was established during the periods presented as a result of updated appraisals subsequent to foreclosure. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $23.9 million and $33.9 million for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis.

11. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Savings Bank as of September 30, 2011:

	Actual	Adequately Capitalized			Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 leverage ratio
Sterling	$1,029,482	11.1%	$369,332	4.0%	$461,665	5.0%
Sterling Savings Bank	999,680	10.8%	369,296	4.0%	461,620	5.0%
Tier 1 risk-based capital ratio
Sterling	1,029,482	17.1%	240,872	4.0%	361,307	6.0%
Sterling Savings Bank	999,680	16.6%	240,116	4.0%	360,173	6.0%
Total risk-based capital ratio
Sterling	1,106,124	18.4%	481,743	8.0%	602,179	10.0%
Sterling Savings Bank	1,076,204	17.9%	480,231	8.0%	600,289	10.0%

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

	As of and for the Three Months Ended September 30, 2011
	Community Banking	Home Loan Division	Commercial Real Estate	Other and Eliminations	Total
	(in thousands)
Interest income	$86,572	$0	$14,813	$(6)	$101,379
Interest expense	23,042	26	3,477	(2)	26,543

Net interest income	63,530	(26)	11,336	(4)	74,836
Provision for credit losses	297	0	5,703	0	6,000
Noninterest income	10,136	17,649	1,323	4	29,112
Noninterest expense	66,023	16,267	4,330	0	86,620

Income (loss) before income taxes	$7,346	$1,356	$2,626	$0	$11,328

Total assets	$9,110,888	$21,490	$43,496	$0	$9,175,874

	As of and for the Three Months Ended September 30, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(in thousands)
Interest income	$99,481	$1,391	$5,131	$717	$(66)	$106,654
Interest expense	31,544	3,380	2,636	0	1,659	39,219

Net interest income	67,937	(1,989)	2,495	717	(1,725)	67,435
Provision for credit losses	52,371	7,629	892	0	0	60,892
Noninterest income	23,675	5	14,759	843	376	39,658
Noninterest expense	79,770	1,364	6,609	1,659	4,821	94,223

Income (loss) before income taxes	$(40,529)	$(10,977)	$9,753	$(99)	$(6,170)	$(48,022)

Total assets	$8,976,324	$398,881	$655,536	$7,658	$(8,356)	$10,030,043

	As of and for the Nine Months Ended September 30, 2011
	Community Banking	Home Loan Division	Commercial Real Estate	Other and Eliminations	Total
	(in thousands)
Interest income	$267,495	$2,832	$37,274	$(638)	$306,963
Interest expense	73,574	1,001	9,098	(96)	83,577

Net interest income	193,921	1,831	28,176	(542)	223,386
Provision for credit losses	19,598	(56)	6,458	0	26,000
Noninterest income	52,254	36,297	4,364	514	93,429
Noninterest expense	215,117	36,768	14,630	0	266,515

Income (loss) before income taxes	$11,460	$1,416	$11,452	$(28)	$24,300

Total assets	$9,110,888	$21,490	$43,496	$0	$9,175,874

	As of and for the Nine Months Ended September 30, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(in thousands)
Interest income	$314,067	$6,313	$17,834	$3,137	$4	$341,355
Interest expense	97,671	15,052	8,629	0	4,583	125,935

Net interest income	216,396	(8,739)	9,205	3,137	(4,579)	215,420
Provision for credit losses	151,831	60,169	8,229	0	0	220,229
Noninterest income	63,285	28	41,246	2,005	(381)	106,183
Noninterest expense	236,399	4,387	31,592	4,070	11,067	287,515

Income (loss) before income taxes	$(108,549)	$(73,267)	$10,630	$1,072	$(16,027)	$(186,141)

Total assets	$8,976,324	$398,881	$655,536	$7,658	$(8,356)	$10,030,043

13. Commitments and Contingencies:

Sterling’s subsidiary Sterling Savings Bank is a plaintiff in a foreclosure against a commercial borrower in which the borrower seeks to certify a class of commercial borrowers on the basis of claims arising from the use of the 365/360 method of interest computation in certain commercial promissory notes. The borrower alleges generally that the promissory notes at issue set forth annual or per annum interest rates, that the bank’s use of the 365/360 method of calculation of interest set forth elsewhere in the promissory notes caused the borrower to pay interest over a calendar year at a higher rate than the per annum rate stated in the promissory notes, and that this was a breach of the terms of the promissory notes and violated the Washington Consumer Protection Act. The borrower, on behalf of a class of other borrowers who signed similar promissory notes, seeks damages, restitution, declaratory and injunctive relief, prejudgment interest, costs, and attorneys’ fees. The class has not yet been certified and the parties are currently in discovery. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

14. Subsequent Event:

On November 7, 2011, Sterling announced that its subsidiary, Sterling Savings Bank, entered into a purchase and assumption agreement with First Independent Investment Group, Inc. (“FIG”) and its wholly-owned subsidiary, First Independent Bank (“First Independent”), to acquire certain assets and operations, and assume all deposits, of First Independent. The transaction has been approved by the boards of directors of Sterling and FIG and First Independent and the shareholders of FIG and First Independent. The closing of the transaction is subject to various conditions including receipt of all necessary regulatory approvals.

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

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, is the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report refer to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Savings Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank. Sterling Savings Bank offers retail and commercial banking products and services, mortgage lending and investment products to individuals, small businesses, commercial organizations and corporations. As of September 30, 2011, Sterling had assets of $9.18 billion and operated 178 depository branches in Washington, Oregon, Idaho, Montana, and California.

Executive Summary and Highlights

Net income available to common shareholders was $11.3 million, or $0.18 per common share, for the three months ended September 30, 2011, compared to net income available to common shareholders of $33.6 million, or $1.31 per diluted common share, for the comparable 2010 quarter. For the nine months ended September 30, 2011, net income available to common shareholders was $24.3 million, or $0.39 per common share, versus a net loss attributable to common shareholders of $113.4 million, or $53.29 per common share for the same period in 2010. Comparability in per share results over the periods presented reflects a one-time, non-cash increase to income available to common shareholders of $84.3 million related to the conversion of the preferred stock held by the U.S. Treasury into common stock, and the increase in the amount of shares outstanding in connection with Sterling’s recapitalization in August 2010.

The following are selected financial highlights at September 30, 2011:

•	Third consecutive quarter of positive earnings and earnings growth.

•	Classified assets declined $599.1 million, or 54%, during the nine months ended September 30, 2011.

•	Net interest margin expanded to 3.34% for the third quarter of 2011, from 2.77% during the third quarter of 2010.

•	Noninterest expenses declined $21.0 million, or 7%, for the nine months ended September 30, 2011 versus the 2010 comparative period.

•	Tier 1 leverage ratio increased to 11.1%.

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

The portfolio is grouped into standard industry segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Annual and quarterly loan migration to loss data is used to determine the probability of default. Currently, Sterling is establishing the expected loss rate on loans using losses from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The probability of default is multiplied by the loss given default to calculate the expected losses for each loan category.

Sterling may also maintain an unallocated allowance to provide for other credit losses that may exist in the loan portfolio that are not taken into consideration in establishing the probability of default and loss given default. The unallocated amount may generally be maintained at higher levels during times of economic uncertainty. The unallocated amount is reviewed at least quarterly based on credit and economic trends. As of September 30, 2011, the unallocated allowance was $27.8 million of the allowance for loan losses, compared with $33.2 million at December 31, 2010.

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

The off-balance sheet portion of the allowance for credit losses primarily relates to loss exposure from Sterling’s mortgage banking operations. Loans sold into the secondary market are sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with agency guidelines or have post-closing borrower misrepresentations.

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at September 30, 2011.

Income Taxes. Sterling estimates income taxes payable based on the amount it expects to owe various taxing authorities. Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities. In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of Sterling’s tax position. Sterling also considers recent audits and examinations, as well as its historical experience in making such estimates. Although Sterling uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances. Penalties and interest associated with any potential estimate variances would be included in income tax expense on the Consolidated Statement of Operations.

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its net deferred tax asset. Sterling has determined that it does not at this time meet the required threshold, and accordingly, has a valuation allowance against its deferred tax asset. During the three and nine months ended September 30, 2011, Sterling did not recognize any income tax expense, as the income tax for the periods was offset by a reduction in the deferred tax asset valuation allowance.

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

	Three Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$3,470,241	$45,843	5.24%	$3,954,265	$43,495	4.36%
Commercial and consumer	2,483,204	36,282	5.80%	2,843,072	42,474	5.93%

Total loans (1)	5,953,445	82,125	5.47%	6,797,337	85,969	5.02%
MBS (2)	2,193,055	16,719	3.02%	1,920,690	18,127	3.74%
Investments and cash (2)	767,714	3,596	1.86%	1,001,212	3,722	1.47%
FHLB stock	99,395	0	0.00%	100,364	0	0.00%

Total interest-earning assets	9,013,609	102,440	4.51%	9,819,603	107,818	4.36%

Noninterest-earning assets (3)	219,503			5,906

Total average assets	$9,233,112			$9,825,509

LIABILITIES and EQUITY:
Deposits:
Interest-bearing transaction	$501,884	123	0.10%	$737,114	315	0.17%
Savings and MMDA	1,970,823	1,601	0.32%	1,653,751	2,288	0.55%
Time deposits	2,952,566	12,411	1.67%	3,671,278	20,036	2.17%

Total interest-bearing deposits	5,425,273	14,135	1.03%	6,062,143	22,639	1.48%
Borrowings	1,710,388	12,408	2.88%	2,152,611	16,580	3.06%

Total interest-bearing liabilities	7,135,661	26,543	1.48%	8,214,754	39,219	1.89%
Noninterest-bearing transaction	1,132,589	0	0.00%	1,001,012	0	0.00%

Total funding liabilities	8,268,250	26,543	1.27%	9,215,766	39,219	1.69%

Other noninterest-bearing liabilities	132,625			165,568

Total average liabilities	8,400,875			9,381,334
Total average equity	832,237			444,175

Total average liabilities and equity	$9,233,112			$9,825,509

Net interest income and spread (4)		$75,897	3.03%		$68,599	2.46%

Net interest margin (4)			3.34%			2.77%

Deposits:
Total interest-bearing deposits	$5,425,273	$14,135	1.03%	$6,062,143	$22,639	1.48%
Noninterest-bearing transaction	1,132,589	0	0.00%	1,001,012	0	0.00%

Total deposits	$6,557,862	$14,135	0.86%	$7,063,155	$22,639	1.27%

(1)	Includes gross nonperforming loans.
(2)	Does not include market value adjustments on available for sale securities.
(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$3,472,494	$132,731	5.11%	$4,357,787	$142,414	4.37%
Commercial and consumer	2,494,194	109,749	5.88%	3,055,382	134,702	5.89%

Total loans (1)	5,966,688	242,480	5.43%	7,413,169	277,116	5.00%
MBS (2)	2,409,804	56,681	3.14%	1,804,816	56,569	4.19%
Investments and cash (2)	742,983	11,228	2.02%	1,023,688	11,420	1.49%
FHLB stock	99,657	0	0.00%	89,484	0	0.00%

Total interest-earning assets	9,219,132	310,389	4.50%	10,331,157	345,105	4.47%

Noninterest-earning assets (3)	137,355			(76,429)

Total average assets	$9,356,487			$10,254,728

LIABILITIES and EQUITY:
Deposits:
Interest-bearing transaction	$499,310	397	0.11%	$869,793	1,674	0.26%
Savings and MMDA	1,970,654	5,311	0.36%	1,613,654	8,172	0.68%
Time deposits	3,191,041	40,937	1.72%	3,882,905	65,307	2.25%

Total interest-bearing deposits	5,661,005	46,645	1.10%	6,366,352	75,153	1.58%
Borrowings	1,703,027	36,932	2.90%	2,402,102	50,782	2.83%

Total interest-bearing liabilities	7,364,032	83,577	1.52%	8,768,454	125,935	1.92%
Noninterest-bearing transaction	1,059,759	0	0.00%	994,430	0	0.00%

Total funding liabilities	8,423,791	83,577	1.33%	9,762,884	125,935	1.72%

Other noninterest-bearing liabilities	130,620			173,845

Total average liabilities	8,554,411			9,936,729
Total average equity	802,076			317,999

Total average liabilities and equity	$9,356,487			$10,254,728

Net interest income and spread (4)		$226,812	2.98%		$219,170	2.55%

Net interest margin (4)			3.29%			2.84%

Deposits:
Total interest-bearing deposits	$5,661,005	$46,645	1.10%	$6,366,352	$75,153	1.58%
Noninterest-bearing transaction	1,059,759	0	0.00%	994,430	0	0.00%

Total deposits	$6,720,764	$46,645	0.93%	$7,360,782	$75,153	1.37%

(1)	Includes gross nonperforming loans.
(2)	Does not include market value adjustments on available for sale securities.
(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.
(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

The following table sets forth the return on average assets and return on average common equity for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Return on average assets	0.49%	-1.94%	0.35%	-2.43%
Return on average common equity	5.40%	50.40%	4.05%	NM	(1)

(1)	NM stands for “not meaningful,” as the balance of common equity reflected a deficit for the periods indicated.

Net Interest Income. Sterling’s net interest income was $74.8 million for the three months ended September 30, 2011, an increase of 11% compared with $67.4 million for the three months ended September 30, 2010, reflecting the decline in nonperforming loans and lower funding costs. Net interest income was $223.4 million for the nine months ended September 30, 2011, an increase of 4% compared with $215.4 million for the nine months ended September 30, 2010, reflecting the decline in nonperforming loans and lower funding costs partially offset by lower average loan balances.

Net interest margin expanded to 3.34% and 3.29% for the three and nine months ended September 30, 2011, respectively, as compared with 2.77% and 2.84% for the respective 2010 periods, due to the decline in nonperforming loans and the reduced cost of deposits. The reversal of interest income on nonperforming loans reduced the net interest margin by 26 basis points for the third quarter of 2011, compared with a reduction of 70 basis points for the same period a year ago, and a reduction of 40 basis points for the nine months ended September 30, 2011, compared with a reduction of 80 basis points for the same period in 2010.

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

Sterling recorded provisions for credit losses of $6.0 million and $26.0 million for the three and nine months ended September 30, 2011, respectively, as compared with $60.9 million and $220.2 million for the 2010 respective periods. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs.

Noninterest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% change
	(in thousands)
Fees and service charges	$12,332	$13,826	-11%	$37,839	$41,094	-8%
Mortgage banking operations	16,360	19,409	-16%	37,481	42,354	-12%
Loan servicing fees	(4,694)	(1,120)	319%	(2,884)	(382)	655%
BOLI	1,612	1,570	3%	4,922	5,425	-9%
Gains on sales of securities, net	0	7,005	-100%	14,298	24,265	-41%
Other	3,502	(1,032)	-439%	1,773	(6,573)	-127%

Total noninterest income	$29,112	$39,658	-27%	$93,429	$106,183	-27%

The reduction in quarterly fees and service charges income was primarily related to lower non-sufficient funds fees due to implementation of provisions related to the Dodd-Frank Act. The decline in income from mortgage banking operations reflected a lower level of residential loan originations and sales. Fluctuation in loan servicing fees is mainly attributable to market value adjustments to mortgage servicing rights and growth in the balance of the loan servicing portfolio. Due to a decline in prevailing interest rates, Sterling recorded a fair value write down of $5.1 million on its mortgage servicing rights, which resulted in negative loan servicing fees for the third quarter of 2011. The level of gain on sales of securities during the nine months ended September 30, 2011 was driven by portfolio rebalancing to reduce duration levels while realizing certain valuations, with no sales transacting during the third quarter of 2011. Other noninterest income for the nine months ended September 30, 2010 included $3.7 million of losses on loan sales, the majority of which was related to a $218.5 million sale of consumer indirect auto loans. For the three months ended September 30, 2011, other noninterest income included $2.3 million gain from the sale of SBA loans.

The following table presents components of mortgage banking income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Loan originations - residential real estate for sale	$545,278	$703,220	$1,365,519	$1,739,032
Loan sales - residential	475,034	520,612	1,371,465	1,667,527
Margin on residential loan sales	2.66%	2.47%	2.46%	2.27%

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% change	2011	2010	% change
	(in thousands)
Employee compensation and benefits	$43,828	$42,561	3%	$129,514	$125,875	3%
OREO operations	10,739	10,456	3%	36,591	38,585	-5%
Occupancy and equipment	9,580	9,562	0%	29,558	29,306	1%
Data processing	5,651	5,858	-4%	18,339	16,322	12%
Insurance	3,914	6,632	-41%	12,589	29,508	-57%
Professional fees	3,161	8,303	-62%	9,571	17,469	-45%
Depreciation	3,000	3,326	-10%	9,026	10,266	-12%
Advertising	1,932	3,195	-40%	6,659	9,105	-27%
Travel and entertainment	1,336	895	49%	3,931	2,570	53%
Amortization of core deposit intangibles	1,190	1,225	-3%	3,639	3,674	-1%
Other	2,289	2,210	4%	7,098	4,835	47%

Total noninterest expense	$86,620	$94,223	-8%	$266,515	$287,515	-7%

The decrease in noninterest expense for the three and nine month periods was primarily due to lower professional fees and a lower level of FDIC deposit insurance premiums. Insurance, which is primarily comprised of FDIC deposit insurance premiums, was down compared to the 2010 amounts due to the lower assessment rates applicable to Sterling Savings Bank this year.

During the second quarter of 2011, Sterling successfully completed the conversion to a new core operating system that is expected to support future growth and reduce associated operating expenses. In connection with the core conversion, Sterling incurred $1.2 million of non-recurring implementation expenses during the third quarter of 2011, and $5.1 million during the nine months ended September 30, 2011.

Income Tax Provision. During the periods presented, Sterling did not recognize any federal or state tax expense or benefit, as the income tax provision was offset by changes in the deferred tax valuation allowance. As of September 30, 2011, the reserved net deferred tax asset was approximately $335 million, including approximately $288 million of net operating loss and tax credit carry-forwards.

Financial Position

Assets. At September 30, 2011, Sterling’s assets were $9.18 billion, down $317.3 million from $9.49 billion at December 31, 2010, primarily as a result of a decline in investments and MBS.

Investments and MBS. Sterling’s investment and MBS portfolio at September 30, 2011 was $2.45 billion, compared with $2.84 billion at December 31, 2010, with sales, prepayments and maturities outpacing purchases during the period. The level of securities sales during the nine months ended September 30, 2011 were due to portfolio rebalancing to reduce duration levels while realizing certain valuations. As of September 30, 2011, the weighted average life of the MBS portfolio was 3.5 years, and its effective duration was 2.7%. This compares with a weighted average life of 5.0 years, and an effective duration of 3.6% at December 31, 2010. On September 30, 2011, the investment and MBS portfolio had an unrealized net gain of $58.2 million versus an unrealized net loss of $6.5 million at December 31, 2010.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$701,921	13	$758,410	13
Multifamily real estate	990,707	18	517,022	9
Commercial real estate	1,287,381	23	1,314,657	24
Construction:
Residential	44,671	1	156,853	3
Multifamily	29,285	1	90,518	2
Commercial	147,655	3	278,297	5

Total construction	221,611	4	525,668	9
Consumer	683,972	12	744,068	13
Commercial banking	1,729,626	30	1,770,426	32

Gross loans receivable	5,615,218	100%	5,630,251	100%

Net deferred origination fees	(668)		(4,114)
Allowance for loan losses	(186,195)		(247,056)

Loans receivable, net	$5,428,355		$5,379,081

During the nine months ended September 30, 2011, gross loan balances declined $15.0 million, with loan runoff experienced primarily in the construction loan portfolio, offset by new multifamily loan originations. Multifamily real estate originations of $540.6 million during the nine months ended September 30, 2011 reflect Sterling’s strategic focus on multifamily lending. Additionally, loan purchases during the nine months ended September 30, 2011 included $123.3 million of seasoned commercial loans for both owner-occupied and non-owner-occupied properties within Sterling’s footprint. The following table sets forth Sterling’s loan originations and purchases for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Loan originations:
Residential real estate	$560,171	$777,238	$732,114	$1,431,353	$1,785,315
Multifamily real estate	203,606	27,642	0	540,591	1,727
Commercial real estate	310	30,180	30,666	41,676	67,992
Construction:
Residential	3,223	6,502	3,820	11,305	13,082
Commercial	0	0	0	1,800	500

Total construction	3,223	6,502	3,820	13,105	13,582
Consumer	29,513	19,449	19,256	97,888	68,368
Commercial banking	96,806	35,098	24,599	280,430	95,878

Total loan originations	893,629	896,109	810,455	2,405,043	2,032,862

Loan purchases:
Residential real estate	2,701	0	0	10,251	0
Multifamily real estate	309	82,702	0	2,749	0
Commercial real estate	0	0	0	48,584	0
Commercial banking	22,495	0	0	74,716	0

Total loan purchases	25,505	82,702	0	136,300	0

Total loan originations and purchases	$919,134	$978,811	$810,455	$2,541,343	$2,032,862

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Allowance for credit losses
Allowance - loans, beginning balance	$212,088	$264,850	$247,056	$343,443
Provision	4,000	60,800	26,500	220,590
Charge-offs	(41,177)	(83,809)	(109,903)	(336,507)
Recoveries	11,284	6,664	22,542	20,979

Allowance - loans, ending balance	186,195	248,505	186,195	248,505

Allowance - unfunded commitments, beginning balance	7,431	10,951	10,707	11,967
Provision	2,000	92	(500)	(361)
Charge-offs	(55)	(26)	(831)	(589)

Allowance - unfunded commitments, ending balance	9,376	11,017	9,376	11,017

Total credit allowance	$195,571	$259,522	$195,571	$259,522

See Note 3 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The following table presents classified assets, which are comprised of performing substandard loans, nonperforming loans and OREO:

	September 30, 2011	December 31, 2010
	(in thousands)
Residential real estate	$38,041	$104,467
Multifamily real estate	17,464	43,331
Commercial real estate	81,829	173,444
Construction
Residential construction	25,813	112,600
Commercial construction	76,588	186,229
Multifamily construction	14,271	76,818

Total construction	116,672	375,647

Consumer	7,635	18,868
Commercial banking	127,277	222,125

Total classified loans	388,918	937,882
OREO	111,566	161,653

Total classified assets	$500,484	$1,099,535

Classified assets/ total assets	5.45%	11.58%

Classified assets declined $599.1 million, or 54% during the nine months ended September 30, 2011. The reductions were primarily due to resolutions of nonperforming loans, sales of OREO, upgraded risk ratings, and charge-offs.

Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, and related information are summarized in the following table as of the dates indicated:

	September 30, 2011	December 31, 2010
	(in thousands)
Past due 90 days or more and accruing	$0	$0
Nonaccrual loans	240,142	546,133
Restructured loans	82,997	108,504

Total nonperforming loans	323,139	654,637
OREO	111,566	161,653

Total nonperforming assets	434,705	816,290
Specific reserve - loans	(15,276)	(37,654)

Net nonperforming assets	$419,429	$778,636

Nonperforming loans before charge-offs, gross	$335,412	$874,628
Charge-offs on nonperforming loans	(124,115)	(319,773)

Nonperforming loans, net of charge-offs	211,297	554,855
Nonperforming loans without charge-offs (1)	111,842	99,782

Total nonperforming loans	$323,139	$654,637

Nonperforming assets to total assets	4.74%	8.60%
Nonperforming loans to loans	5.76%	11.64%
Nonperforming loans carried at fair value to total nonperforming loans	65%	85%
Charge-offs plus specific loan reserves to gross nonperforming loans	42%	41%
Loan loss allowance to nonperforming loans	58%	38%
Loan loss allowance to nonperforming loans excluding loans individually evaluated for impairment (2)	153%	210%

(1)	Charge-offs have not been recorded on these nonperforming loans, as the value of the underlying collateral exceeds the carrying value of the loans.
(2)	Excludes the specific loan loss reserve.

As of September 30, 2011, Sterling has recognized charge-offs, which are also referred to as confirmed losses, totaling $124.1 million on collateral dependent nonperforming loans held in its portfolio. As a result of these confirmed losses, Sterling has written down the carrying value of these loans to the appraisal value of their underlying collateral less the estimated cost to sell the collateral. The ratio of allowance for loan losses to nonperforming loans, excluding these loans individually evaluated for impairment, was 153% at September 30, 2011. Further declines in real estate appraisal values could result in additional losses on these loans. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Nonperforming loans:
Beginning Balance	$396,109	$884,135	$654,637	$895,931
Additions	66,613	171,664	178,725	762,480
Charge-offs	(29,893)	(77,145)	(87,361)	(315,528)
Paydowns and sales	(42,379)	(78,759)	(163,440)	(234,963)
Foreclosures	(60,483)	(74,323)	(161,671)	(208,362)
Upgrade to accrual	(6,828)	(16,601)	(97,751)	(90,587)

Ending Balance	$323,139	$808,971	$323,139	$808,971

The following table presents certain information on Sterling’s nonperforming assets:

	September 30, 2011		December 31, 2010
	(in thousands)
Residential construction
Puget Sound	$15,535	4%	$55,365	7%
Portland, OR	13,553	3%	48,781	6%
Northern California	4,565	1%	9,474	1%
Vancouver, WA	1,401	0%	12,455	2%
Southern California	1,533	0%	4,574	1%
Bend, OR	381	0%	7,479	1%
Other	8,226	2%	27,532	3%

Total residential construction	45,194	10%	165,660	21%
Commercial construction
Puget Sound	26,439	6%	48,619	6%
Northern California	12,625	3%	45,132	6%
Southern California	12,906	3%	27,227	3%
Other	67,029	15%	76,860	9%

Total commercial construction	118,999	27%	197,838	24%
Multifamily construction
Puget Sound	26,761	6%	41,407	5%
Other	6,454	2%	25,385	3%

Total multifamily construction	33,215	8%	66,792	8%

Total construction	197,408	45%	430,290	53%

Commercial banking	101,887	24%	110,872	14%
Commercial real estate	68,858	16%	123,146	15%
Residential real estate	53,168	12%	115,923	14%
Multifamily real estate	7,325	2%	25,806	3%
Consumer	6,059	1%	10,253	1%

Total nonperforming assets	434,705	100%	816,290	100%

Specific reserve - loans	(15,276)		(37,654)

Net nonperforming assets (1)	$419,429		$778,636

(1)	Net of cumulative confirmed losses on loans and OREO of $299.7 million for September 30, 2011 and $516.3 million for December 31, 2010.

The following table presents a roll-forward of OREO for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
OREO:
Beginning Balance	$101,406	250	$135,233	337	$161,653	439	$83,272	203
Additions	60,483	91	74,323	218	161,671	389	208,362	574
Valuation adjustments	(7,995)		(4,784)		(20,850)		(20,894)
Sales	(40,845)	(163)	(48,953)	(162)	(194,081)	(650)	(113,934)	(384)
Other changes	(1,483)		982		3,173		(5)

Ending Balance	$111,566	178	$156,801	393	$111,566	178	$156,801	393

The following table presents the property type composition of OREO as of the following dates:

	September 30, 2011		December 31, 2010
	Amount	Number of Properties	Amount	Number of Properties
OREO:
Residential real estate	$3,952	33	$24,239	109
Multifamily real estate	2,028	3	25	1
Commercial real estate	13,872	17	33,817	49
Construction:
Residential - acquisition and development	3,507	11	7,353	21
Residential - lots	4,361	16	13,586	68
Residential - land	6,832	11	14,283	16
Residential - vertical	5,137	23	22,929	116
Multifamily	16,877	7	4,946	15
Commercial	46,092	24	34,925	16
Consumer	1,297	9	3,272	22
Commercial banking	7,611	24	2,278	6

Ending Balance	$111,566	178	$161,653	439

The following table presents the location of the various properties that comprise OREO as of the following dates:

	September 30, 2011		December 31, 2010
	Amount	Number of Properties	Amount	Number of Properties
OREO:
Oregon	$38,543	54	$45,786	131
California	32,932	59	40,456	65
Washington	29,839	45	50,113	165
Arizona	4,541	11	12,255	20
Idaho	2,176	7	10,995	46
Other	3,535	2	2,048	12

Ending Balance	$111,566	178	$161,653	439

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(in thousands)
Interest-bearing transaction	$508,189	8%	$497,395	7%
Noninterest-bearing transaction	1,167,552	18%	992,368	14%
Savings and MMDA	2,016,594	31%	1,886,425	27%
Time deposits	2,786,905	43%	3,534,819	52%

Total deposits	$6,479,240	100%	$6,911,007	100%

Changes in deposits during the nine months ended September 30, 2011 mainly reflect a reduction in time deposits. The reduction in time deposits during the period was expected, as Sterling allowed higher rate retail time and public deposits to run off, thereby improving the deposit mix and reducing funding costs. This runoff was partially offset by an increase in transaction, savings and MMDA accounts, which increased by $316.1 million since December 31, 2010.

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, reverse repurchase agreements, and junior subordinated debentures, remained relatively unchanged over the periods presented at $1.71 billion as of September 30, 2011 compared with $1.69 billion at December 31, 2010, respectively.

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

	September 30, 2011	December 31, 2010
Change in Interest Rate in Basis Points (Rate Shock)	% Change in NII	% Change in NII
+300	(6.3)	(11.2)
+200	(2.7)	(5.5)
+100	(0.8)	(2.4)
Static	0.0	0.0
-100	NM (1)	NM (1)

(1)	Results are not meaningful in a low interest rate environment.

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

	September 30, 2011		December 31, 2010
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE		% Change in EVE
+300	(5.8)		(21.7)
+200	2.4		(8.2)
+100	4.0		(1.4)
Static	0.0		0.0
-100	NM	(1)	NM (1)

(1)	Results are not meaningful in a low interest rate environment.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $91.0 million of related swaps outstanding as of September 30, 2011. For a description, see Note 9 of Notes to Consolidated Financial Statements. As of September 30, 2011, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including non-customer related interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

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

The total value of Sterling’s cash and cash equivalents, and securities was $2.93 billion at September 30, 2011, compared with $3.27 billion at December 31, 2010. Available liquidity as of September 30, 2011 was $1.75 billion, compared to total available liquidity of $1.68 billion as of December 31, 2010. Available liquidity as of September 30, 2011 included unpledged portions of cash and cash equivalents, and securities of $881.8 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $630.9 million, as well as loans held for sale of $241.0 million.

Sterling, on a parent company-only basis, had cash of approximately $45.7 million and $47.5 million at September 30, 2011 and December 31, 2010, respectively. The parent (holding) company’s significant cash flows primarily relate to capital investments in and capital distributions from Sterling Savings Bank, capital distributions to shareholders, and interest payments on its junior subordinated debentures. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures, and continued to defer these payments through September 30, 2011. As of September 30, 2011 and December 31, 2010, the accrued deferred interest on junior subordinated debentures was $14.0 million and $9.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarters without triggering an event of default. No cash dividends were declared during the periods presented. Sterling’s ability to pay dividends is generally limited by its earnings, financial condition, and capital and regulatory requirements. During the third quarter of 2010, Sterling contributed $650.0 million of capital to Sterling Savings Bank. No capital was downstreamed from Sterling to Sterling Savings Bank during the nine months ended September 30, 2011.

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

On September 27, 2010, Sterling announced that the cease and desist order, put in place in October 2009 with Sterling Savings Bank, was terminated, reflecting a stronger balance sheet and capital position. Although the cease and desist order is no longer applicable, Sterling Savings Bank continues to be subject to enhanced supervisory review by the FDIC and WDFI under a memorandum of understanding (the “SSB MOU”), pursuant to which Sterling Savings Bank must maintain Tier 1 capital in an amount that ensures that its leverage ratio is at least 8%. Sterling Savings Bank is also required to meet certain asset quality targets, develop a written capital plan, develop a three-year strategic plan and comply with other requirements.

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

ERISA Class Action Litigation

On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling Financial Corporation and Sterling Savings Bank (collectively, “Sterling”), as well as certain of Sterling’s current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the “Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling’s securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling’s business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and 90+-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys’ fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. A hearing on the motion to dismiss occurred on March 22, 2011, with the court indicating that it would take the motion under submission. The court has not yet issued an order on the motion. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint could have a material adverse effect on Sterling’s business, results of operations, and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

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

STERLING FINANCIAL CORPORATION
(Registrant)

November 8, 2011	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling increasing the authorized shares of common stock. Filed as Exhibit 4.2 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated September 21, 2009 and incorporated by reference herein.

3.3	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.4	Articles of Amendment to Sterling’s Restated Articles of Incorporation eliminating par value of Sterling Common Stock. Filed as Exhibit 3.2 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.5	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B. Filed as Exhibit 3.3 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.6	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series D. Filed as Exhibit 3.4 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.7	Articles of Amendment to Sterling’s Restated Articles of Incorporation increasing the authorized shares of common stock. Filed as exhibit 3.7 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-1 dated November 3, 2010 and incorporated by reference herein.

3.8	Articles of Amendment to Sterling’s Restated Articles of Incorporation reducing the authorized shares of common stock. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated November 18, 2010 and incorporated by reference herein.

3.9	Articles of Amendment to Sterling’s Restated Articles of Incorporation regarding certain transfer restrictions. Filed as Exhibit 3.9 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

3.10	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s Registration Statement on Form 8-K dated April 25, 2011, and incorporated by referenced herein.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10.

4.2	Form of Common Stock Certificate. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated July 20, 2009 and incorporated by reference herein.

4.3	Shareholder Rights Plan, dated as of April 14, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Restated Articles of Incorporation of Sterling Financial Corporation (Series E Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C. Filed as Exhibit 4.1 to Sterling’s Current Report on Form 8-K filed on April 15, 2010 and incorporated by reference herein.

4.4	First Amendment to Shareholder Rights Plan, dated as of December 8, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Sterling’s Current Report on Form 8-K filed on December 10, 2010 and incorporated by reference herein.

E-1

4.5	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 4.7 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.6	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Warburg Pincus Private Equity X, L.P. Filed as Exhibit 4.8 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.7	Amended and Restated Warrant to purchase shares of Sterling Common Stock, dated August 26, 2010 and issued to the United States Department of the Treasury. Filed as Exhibit 4.9 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.8	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS*	XBRL Instance Document. Furnished herewith.

101.SCH*	XBRL Taxonomy Extension Schema. Furnished herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

E-2