Form 10-K
period 2011-12-31
STERLING FINANCIAL CORP /WA/
filed 2012-02-28
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended DECEMBER 31, 2011

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

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (509) 358-8097

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	Nasdaq
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

(Title of class) None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☒

As of June 30, 2011, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the NASDAQ Capital Market, was $569 million.

The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 62,082,017.

DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the registrant’s Proxy Statement for its 2011 annual meeting of shareholders are incorporated by reference into Part III hereof.

STERLING FINANCIAL CORPORATION

DECEMBER 31, 2011 ANNUAL REPORT ON FORM 10-K

PART I

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Item 1.	Business

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Savings Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank. Sterling Savings Bank operates in California as Sonoma Bank. In 2012, Sterling Savings Bank intends to operate as Sterling Bank in all of the markets it serves, except California. Sterling Savings Bank offers retail and commercial banking products and services, mortgage lending and investment products to individuals, small businesses, commercial organizations and corporations. As of December 31, 2011, Sterling had assets of $9.19 billion and operated 175 depository branches in Washington, Oregon, Idaho, Montana, and California.

Recent Developments

For the year ended December 31, 2011, net income available to common shareholders was $39.1 million, compared to a net loss applicable to common shareholders of $756.1 million for 2010. The 2010 results include noncash accounting adjustments totaling $520.3 million related to the 2010 recapitalization. During 2011, Sterling returned to profitability, primarily as a result of a decline in loan losses. Improvements in asset quality are reflected in a decline in nonperforming assets of $447.2 million, or 55%, during 2011, and a decline in net loan charge-offs of $248.9 million, or 72%, compared with 2010. In addition to the improvements in asset quality, a reduction in deposit funding costs contributed to expansion in both net interest income and margin. Loan originations grew to $3.40 billion during 2011, compared with $2.93 billion in 2010. In November 2011, Sterling announced that Sterling Savings Bank entered into a Purchase and Assumption Agreement with First Independent Investment Group, Inc for the purchase of certain assets and operations of its First Independent Bank subsidiary, with closing anticipated during the first quarter of 2012. On January 25, 2012, Sterling announced that the Federal Deposit Insurance Corporation (“FDIC”) and the Washington Department of Financial Institutions (“WDFI”) had terminated the memorandum of understanding Sterling Savings Bank had entered into with its regulators.

Business Strategy

Sterling’s goal is to be one of America’s great community banks by offering customers a range of highly personalized financial products and services. This strategy centers on bringing the full product suite of a large regional institution to consumer and commercial customers with the personalized service of a local community bank. The four tenets of this philosophy are:

•	Knowledgeable bankers—Employee development, training and compensation initiatives designed to enable our talented team of bankers to capably serve our customers across our footprint.

•	Fair pricing—Offer a meaningful value proposition for our customers, while providing competitive funding and returns.

•	Convenience and ease of use—We operate 175 retail banking locations and 33 mortgage loan origination offices; we provide customer-oriented hours, full-service internet banking and on-line bill pay.

•

Competitive products and services—We offer a full range of consumer, small business, commercial, corporate, wealth management and mortgage banking products and services across our five-state footprint. Our treasury management products include an advanced and easy to use Remote Deposit Capture system that is comparable to those of the largest banks operating in our area.

Our banking model is built around core customer relationships, and reflects our belief that every customer deserves a banking relationship built on trust and a superior experience with every interaction. In addition to organic growth based upon the tenets outlined above, an integral part of Sterling’s strategy includes acquiring other financial institutions or branches thereof, or other substantial assets or deposit liabilities. There is no assurance that Sterling will be successful in completing any such acquisitions.

Profitability Drivers

The following strategies are integral to our profitability:

•	Improving the mix and cost of deposits;

•	Reducing our balance sheet risk through resolution of the remaining asset quality issues, while generating prudently underwritten loan growth;

•	Building on our banking foundation by strengthening relationships with our customers; and

•	Improving noninterest expense management efforts.

We continue to shift our deposit mix towards lower cost transaction, savings and money market deposit accounts (“MMDA”). An asset quality focus is reflected by our robust underwriting and credit approval functions, and the realized progress in asset quality metrics. We are focused on expanding full relationship banking products and services. In addition, initiatives directed towards controlling our expenses and improvements in operating efficiency are core to our profitability strategy. Sterling believes these strategies, combined with our initiatives to manage risk, will contribute to high quality, consistent earnings, and build shareholder value. The effect of these strategies on Sterling’s financial results is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Segments

For 2011, Sterling changed its reporting segments to reflect the integration of Golf Savings Bank into Sterling Savings Bank and other organizational realignments. Sterling’s operations for 2011 are divided into three primary business segments that represent its core businesses:

•	Commercial Real Estate—originating and servicing of multifamily real estate, commercial real estate and construction loans.

•	Community Banking—providing traditional banking services through the retail banking, private banking and commercial banking groups.

•	Home Loan Division—originating and selling residential real estate loans through its mortgage banking operations, on both a servicing-retained and servicing-released basis.

The results of operations are reported by segment in Note 22 of “Notes to Consolidated Financial Statements.”

Lending Activities

A description of Sterling’s lending products and activities are as follows:

Commercial Real Estate Lending.    Sterling offers commercial real estate loans for investor non-owner occupied, multifamily, and construction projects, collateralized by real property. Permanent fixed- and adjustable-rate loans on existing properties typically have maturities of three to 30 years. Construction loans typically have terms of 12 to 24 months and have variable interest rates. In general, commercial real estate loans involve a higher degree of risk than one- to four-family residential real estate loans, because they typically involve large loan balances to single borrowers or groups of related borrowers. Currently, the number of new, viable construction projects that meet Sterling’s underwriting standards is limited, due to the contraction in the housing market. The performance on such loans is subject to certain risks not present in one- to four-family residential mortgage lending, including: excessive vacancy rates, inadequate operating cash flows, construction delays, cost overruns, insufficient values, environmental rules and an inability to obtain permanent financing in a timely manner.

Commercial Lending.    Sterling provides a full range of credit and financial services products to small- and medium-sized businesses. These products include commercial and industrial (“C&I”) lending such as: lines of credit, receivable and inventory financing, and equipment loans; and term financing for owner occupied commercial real estate properties. These loans are at fixed or adjustable rate structures, typically with terms of 12 months to 15 years. Loans may be fully secured, partially secured or unsecured, based on certain credit criteria. The product line for businesses includes standardized products, including access to the Small Business Administration (“SBA”) guaranteed lending program, as well as customized solutions, including cash flow and treasury management services.

Consumer Lending.    Consumer loans and lines of credit are originated directly through Sterling’s retail branches and private banking teams, and indirectly through Sterling’s dealer banking department. Sterling finances the purchase of consumer goods, including automobiles, boats and recreational vehicles, and lines of credit for personal use. Generally, consumer loans have fixed or adjustable rate structures, and are at terms ranging from six months to 10 years. Sterling also makes loans secured by borrowers’ savings accounts and equity loans collateralized by residential real estate. Equity loans may have maturities of up to 20 years.

One- to Four-Family Residential Lending.    Sterling originates residential mortgages that are generally underwritten to conform with Fannie Mae and Freddie Mac guidelines, guidelines established by government insured loan programs (HUD or VA), or guidelines established by investors (correspondent banks). Loans are originated through Sterling’s network of retail mortgage offices and depository branches. Products include: a) fixed-rate residential mortgages; b) adjustable-rate residential mortgages (“ARMs”), which have interest rates that adjust annually with a fixed period of three, five, seven or 10 years and are indexed to a variety of market indices; and c) interest only residential mortgages underwritten to amortizing payment standards. Sterling focuses its residential lending efforts on originating traditional amortizing loans for owner occupied homes, second homes and investment properties. Generally, conventional and government guaranteed residential mortgage loans are originated for up to 80% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase mortgage insurance from approved third parties so that Sterling’s risk is limited to approximately 80% of the appraised value on most loans with loan-to-value ratios in excess of 80%. Sterling’s residential lending programs are designed to comply with all applicable regulatory requirements.

Loan Servicing and Secondary Market Activities.    Sterling sells mortgage loans on a servicing-retained basis to Fannie Mae and Freddie Mac, or on a servicing-released basis to correspondent banks. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding and disbursing escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures in the event of unremedied defaults. For sales of loans on a servicing-retained basis, Sterling records a servicing asset, while for sales of loans on a servicing-released basis, Sterling receives a fee. Loans sold into the secondary market are sold with limited recourse against Sterling, meaning that Sterling may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have post-closing borrower misrepresentations. Sterling maintains a reserve for unfunded credit commitments to cover the costs associated with these potential repurchases.

Sterling also purchases and sells nonresidential loans in the secondary market. Agents who present loans to Sterling for purchase are required to provide a processed loan package prior to commitment. Sterling then underwrites each loan in accordance with its established lending standards. Nonresidential loan sales provide Sterling with fee income, and assist with managing portfolio concentration risks.

Credit Quality Management

Details of Sterling’s problem asset classifications and allowance for credit losses are as follows:

Classified and Nonperforming Assets.    To measure the quality of loans and other real estate owned (“OREO”), Sterling has established guidelines for classifying and determining provisions for anticipated losses. Sterling’s system employs the risk rating categories of “substandard,” “doubtful” and “loss” for its classified assets. Substandard assets have deficiencies, which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets, and on the basis of currently existing facts, are also deemed to have a high probability of loss. The portion of the asset considered uncollectible and of such little value that it should not be included as an asset of Sterling is classified as a loss. In such cases, Sterling establishes a specific valuation reserve.

The credit administration group focuses on identifying and resolving potential problem credits before they become classified. When an asset becomes classified, management of the relationship is assumed by Sterling’s special assets department. Sterling actively engages the borrower and guarantor to remedy the situation by requesting updated financial information from the borrower(s) and guarantor(s) to determine a course of action. In addition, updated collateral values are obtained in order for Sterling’s management to perform evaluations for regulatory and decision making purposes and updated title information is obtained to determine the status of encumbrances on the collateral. When possible, Sterling will require the borrower to provide additional collateral. In conjunction with the receipt of additional collateral, Sterling will sometimes modify the terms of the loan. Often the modified terms of the loan are consistent with terms that Sterling would offer a new borrower. If the borrower is having financial difficulties and the modification of terms is considered concessionary, Sterling classifies the loan as a “troubled debt restructure” and reports it as a nonperforming loan. Loans classified as troubled debt restructurings may be declassified and returned to accrual status after the borrower performs in accordance with the modified loan terms, generally for a period of at least six months, unless the modification includes an interest rate concession.

Sterling also may consider allowing a borrower to sell the underlying collateral for less than the outstanding balance on the loan if the current collateral evaluation supports the offer price. These transactions are known as “short sales.” In such situations, Sterling typically requires the borrower to sign a new note or bring cash to closing for the resulting deficiency.

If Sterling and a borrower are unable to achieve an acceptable resolution, Sterling may take a deed in lieu of foreclosure or initiate foreclosure on the underlying collateral. Under such circumstances, Sterling also simultaneously evaluates legal action for recovery against the borrowers and guarantors. After obtaining the collateral, Sterling actively works to sell the collateral.

Allowance for Credit Losses.    Sterling regularly reviews its classified assets for impairment. If a loan is determined to be impaired, Sterling performs a valuation analysis on the loan. Valuation analysis compares the estimated fair value (market value less selling costs, foreclosure costs and projected holding costs), and the book balance (loan principal and accrued interest or carrying value of OREO). For loans that are considered collateral-dependent, the difference between the fair value and the book value is generally charged off as a confirmed loss. During times of declining real estate values, a specific reserve may be recorded on collateral-dependent impaired loans to recognize market declines since the last appraisal. For certain non-collateral-dependent loans, Sterling generally establishes a specific reserve for the difference between fair value and book value of these loans, as the loss is not defined as a confirmed loss because it is not based solely on collateral values. Allowances are established and periodically adjusted, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers.

Sterling maintains an allowance for credit losses at a level deemed appropriate by management to provide for probable losses related to specifically identified loans and probable losses in the remaining portfolio, as well as unfunded commitments. The allowance is based upon historical loss experience, loan migration analysis, delinquency trends, portfolio size, concentrations of risk, prevailing and anticipated economic conditions, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, specific problem loans and other relevant factors. The portfolio is grouped into standard industry categories for homogeneous loans based on characteristics such as loan class, borrower and collateral. Loan migration to loss data is used to determine the annual “probability of default.” The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on an assessment of qualitative factors. Currently, Sterling is establishing the expected loss rate on loans using the losses on charged-off and foreclosed loans from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The adjusted probability of default is multiplied by the loss given default to calculate the expected losses for each loan class.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to be a confirmed loss. Because the allowance for credit losses is based on management’s estimate, ultimate losses may materially differ from the estimates.

Investments and Mortgage-Backed Securities ("MBS")

Sterling invests primarily in Freddie Mac, Fannie Mae and the Government National Mortgage Association ("Ginnie Mae") MBS. Sterling also has investments in municipal bonds and nonagency collateralized mortgage obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral, which can be used to secure borrowings, and assist with managing the interest rate risk and credit risk of Sterling’s balance sheet.

Sources of Funds

Sterling’s primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest from loans and MBS; the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities and other loan sale activities; borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve; and borrowings from commercial banks (including reverse repurchase agreements). The availability and volume of these funds are influenced significantly by prevailing interest rates and other economic conditions, as well as regulatory statutes. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets.

Deposit Activities.    Sterling offers a wide variety of deposit products and related services to businesses, individuals, and public sector entities throughout its primary market areas. Deposit accounts include transaction (checking) accounts, savings accounts, MMDA, and certificates of deposit ("CDs"). These deposit products and services are marketed by its 175 depository banking offices and each of its private and commercial banking offices. Sterling offers both interest- and noninterest bearing checking accounts, MMDA, CDs and savings accounts that earn interest at rates established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account.

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

Sterling has 172 automated teller machines (“ATM”). Customers also can access ATMs operated by other financial institutions. Sterling is a member of an ATM network that allows its participating customers to deposit or withdraw funds at numerous locations in the United States and internationally.

Sterling supplements its retail deposit gathering by soliciting funds from public entities and through the acquisition of brokered deposits. Public funds are generally obtained by competitive bidding among qualifying financial institutions, and usually require Sterling to provide the public entities with collateral in the form of qualifying securities for any portion of the deposit that exceeds FDIC deposit insurance limits.

Borrowings.    Although deposits are Sterling’s primary source of funds, Sterling also uses other borrowings to supplement its deposit gathering efforts. These borrowings include advances from the FHLB, reverse repurchase agreements, primary credits and term auction facilities from the Federal Reserve, and federal funds purchased. See “MD&A—Liquidity and Capital Resources.”

The FHLB of Seattle is part of a system that consists of 12 regional Federal Home Loan Banks that provide secured credit to financial institutions. As a condition of membership in the FHLB of Seattle, Sterling Savings Bank is required to own stock of the FHLB of Seattle, with the amount determined as the greater of either a percentage of Sterling’s total mortgage related assets, or a percentage of Sterling’s total advances outstanding from the FHLB of Seattle. At December 31, 2011, Sterling Savings Bank held more than the minimum FHLB of Seattle stock ownership requirement.

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

Competition

Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling loans, from commercial banks, savings and loan associations, mutual savings banks, credit unions and other institutions, many of which have greater resources than Sterling. Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities. Some or all of these competitive businesses operate in Sterling’s market areas. As of June 30, 2011, Sterling Savings Bank’s deposit market share was as follows:

Washington
County	Branches	Rank	Market Share
Adams	2	3	24.4%
Asotin	2	2	21.5%
Benton	4	7	6.2%
Clallam	2	11	3.8%
Clark	1	15	0.9%
Columbia	1	1	33.3%
Douglas	1	3	13.0%
Franklin	1	8	6.5%
Garfield	1	1	45.9%
Grant	2	5	8.8%
Grays Harbor	5	4	11.0%
King	15	16	1.0%
Kitsap	1	14	0.9%
Kittitas	2	3	16.0%
Klickitat	2	2	32.2%
Lewis	4	2	18.4%
Okanogan	2	2	22.8%
Pierce	2	12	1.6%
Snohomish	2	11	2.3%
Spokane	9	2	13.9%
Thurston	4	5	7.2%
Walla Walla	2	4	6.7%
Whatcom	3	11	3.2%
Whitman	1	8	2.0%

Oregon
County	Branches	Rank	Market Share
Baker	1	1	30.2%
Benton	1	8	2.7%
Clackamas	2	17	0.6%
Clatsop	2	6	7.2%
Columbia	1	3	17.4%
Coos	5	2	26.5%
Curry	3	1	29.6%
Deschutes	4	11	2.6%
Douglas	1	7	1.3%
Harney	1	2	26.2%
Grant	1	3	23.8%
Jackson	5	8	5.1%
Josephine	2	11	2.7%
Klamath	5	2	26.4%
Lake	1	3	29.6%
Lane	5	14	1.5%
Linn	1	10	2.7%
Malheur	3	3	22.1%
Marion	2	13	0.8%
Multnomah	4	9	1.0%
Polk	1	7	5.5%
Tillamook	3	2	34.0%
Umatilla	4	7	5.7%
Union	1	6	6.7%
Wallowa	1	2	24.6%
Washington	3	14	1.1%
Yamhill	2	9	2.7%

Idaho
County	Branches	Rank	Market Share
Ada	2	20	0.6%
Adams	1	2	41.1%
Benewah	1	4	15.3%
Idaho	3	1	50.4%
Kootenai	3	10	3.2%
Latah	3	2	25.6%
Nez Perce	3	2	19.7%
Valley	2	3	25.6%

California
County	Branches	Rank	Market Share
Contra Costa	2	17	0.5%
Marin	2	12	1.0%
Sonoma	9	5	6.8%

Montana
County	Branches	Rank	Market Share
Gallatin	1	10	2.5%
Missoula	2	10	1.9%
Park	1	4	10.4%
Ravalli	1	7	4.0%
Sweet Grass	1	3	17.9%
Yellowstone	1	8	1.1%

These deposit metrics were obtained from SNL Financial, which compiled the data published by the FDIC.

Personnel

As of December 31, 2011, Sterling had 2,496 full-time equivalent employees. Employees are not represented by a collective bargaining unit.

Regulation

The following is a summary of some of the more significant provisions of laws applicable to Sterling and its subsidiaries. This regulatory framework is designed to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulators. A change in statutes, regulations or regulatory policies applicable to Sterling, including changes in interpretation or implementation thereof, could have a material effect on Sterling’s business.

General.    As a bank holding company, Sterling is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the WDFI. Our subsidiary Sterling Savings Bank is a Washington state-chartered commercial bank, and its deposits are insured by the FDIC. It is subject to regulation, examination and supervision by the FDIC and the WDFI. Numerous federal and state laws, as well as regulations promulgated by the Federal Reserve, the FDIC and state banking regulators, govern almost all aspects of the operation of Sterling Savings Bank, and Sterling’s non-bank subsidiaries are also subject to regulation by applicable federal and state regulators for the states in which they conduct business.

Bank Holding Company Regulation.    The BHCA limits a bank holding company’s business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve’s approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state banks and out-of-state banks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the Federal Reserve, it may engage de novo in certain permissible non-banking activities without prior Federal Reserve approval.

A number of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a few of which are described here, affect the regulation and operations of banks and bank holding companies. Pursuant to the Dodd-Frank Act, the FDIC is given back-up supervisory authority over bank holding companies engaging in conduct that poses a foreseeable and material risk to the Deposit Insurance Fund ("DIF"), and the Federal Reserve gains heightened authority to examine, prescribe regulations and take action with respect to all of a bank holding company’s subsidiaries. A newly created agency, the Office of Financial Research, has authority to collect data from all financial institutions for the purpose of studying threats to U.S. financial stability. Banks and bank holding companies with $10 billion or more in assets will also be required to conduct and publish the results of annual capital stress tests. In December 2011, the Federal Reserve released a proposed rule to implement this stress testing requirement, but the rule has not yet been finalized.

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

Pursuant to the Dodd-Frank Act, a bank holding company may acquire control of an out-of-state bank only if the bank holding company is well-capitalized and well-managed, and interstate merger transactions are prohibited unless the resulting bank would be well-capitalized and well-managed following the transaction. Washington state law requires that the WDFI be given notice at least 30 days in advance of any proposed change of control of a Washington state-chartered bank. Washington law defines "control" of an entity to mean directly or indirectly, alone or in concert with others, to own, control or hold the power to vote 25% or more of the outstanding stock or voting power of the entity.

Capital Requirements.    The Federal Reserve has adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company such as Sterling, and in analyzing applications under the BHCA. The FDIC has adopted similar guidelines to assess the adequacy of capital in state-chartered non-member banks such as Sterling Savings Bank. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. The definitions of capital and the tests for measuring the adequacy of capital required by the Federal Reserve for bank holding companies and by the FDIC for state-chartered non-member banks are similar, but not identical.

In general, all bank holding companies are required to maintain a tier 1 leverage ratio of at least 3%, tier 1 risk-based capital ratio of at least 4%, and total risk-based capital ratio (the sum of tier 1 capital and tier 2 capital) of at least 8%.

Under FDIC regulations, all insured depository institutions are assigned to one of the following capital categories:

•

Well-Capitalized—A well-capitalized insured depository institution: (1) has a total risk-based capital ratio of 10% or greater; (2) has a tier 1 risk-based capital ratio of 6% or greater; (3) having a leverage capital ratio of 5% or greater; and (4) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•

Adequately Capitalized—An adequately capitalized insured depository institution: (1) has a total risk-based capital ratio of 8% or greater; (2) has a tier 1 risk-based capital ratio of 4% or greater; and (3) has a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•

Undercapitalized—An undercapitalized insured depository institution: (1) has a total risk-based capital ratio of less than 8%; (2) has a tier 1 risk-based capital ratio of less than 4%; or (3) has a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•

Significantly Undercapitalized—A significantly undercapitalized insured depository institution: (1) has a total risk-based capital ratio of less than 6%; (2) has a tier 1 risk-based capital ratio of less than 3%; or (3) a leverage capital ratio of less than 3%.

•	Critically Undercapitalized—A critically undercapitalized institution: has a ratio of tangible equity to total assets that is equal to or less than 2%.

The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five regulatory capital categories. For the purposes of these tests, tier 1 capital generally consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less accumulated other comprehensive income (loss), goodwill and certain core deposit intangibles. Tier 2 capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items.

In measuring the adequacy of risk-based capital, assets are weighted for risk at rates that range from zero percent to 100%. Certain assets, such as cash and U.S. government securities, have a zero percent risk weighting. Others, such as certain commercial and consumer loans, have a 100% risk weighting. Risk weightings and asset equivalent factors are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, assets are not risk-weighted.

In December 2010, the Basel Committee published new capital standards commonly referred to as “Basel III.” The standards will, when implemented, among other things, impose more restrictive eligibility requirements for tier 1 and tier 2 capital; increase the minimum tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. U.S. banking supervisors have not yet released proposed rules to implement the Basel III requirements, and it is uncertain at this time whether the proposed rules, when released, will apply Basel III’s requirements to Sterling or Sterling Savings Bank.

As of December 31, 2011, Sterling and Sterling Savings Bank’s capital levels were above those currently required to be deemed “well-capitalized.” As noted, capital requirements will likely be increasing over the next several years as a result of the implementation of the Dodd-Frank Act and the U.S. federal banking regulators’ implementation of the Basel III standards. If a depository institution fails to remain well-capitalized, it becomes subject to a variety of enforcement remedies that increase as the capital condition worsens.

Commitments to Subsidiary Bank.    Under Federal Reserve policy, Sterling is expected to act as a source of financial strength to Sterling Savings Bank, and to commit resources to support Sterling Savings Bank in circumstances when we might not do so absent such policy. The Dodd-Frank Act requires this Federal Reserve policy to be implemented into formal regulations, which have not yet been proposed. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve has discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the Federal Reserve determines that any such divestiture may aid the depository institution’s financial condition. In addition, any capital loans by Sterling to Sterling Savings Bank would be subordinate in right of payment to depositors and to certain other indebtedness of Sterling Savings Bank.

If Sterling were to enter bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Sterling Savings Bank would generally be assumed by the bankruptcy trustee and entitled to a priority of payment. However, recent case law has held that, under certain circumstances, the assumption by the trustee and the priority of payment may be disallowed. It is not clear what impact, if any, this case law would have on our obligations in such an event.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described above under "Capital Requirements." The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, FDICIA requires the banking regulators to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking regulations specify the relevant capital level for each category.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. See “Dividends.” “Undercapitalized” depository institutions are also subject to restrictions on borrowing from the Federal Reserve System, may not accept brokered deposits absent a waiver from the FDIC, and are subject to growth limitations. In addition, a depository institution’s holding company must guarantee a capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Dividends.    Sterling is a legal entity separate and distinct from Sterling Savings Bank and other subsidiaries. The principal source of funds for Sterling’s payment of dividends on its capital stock and principal and interest on its debt is dividends from Sterling Savings Bank. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling, Sterling Savings Bank and certain other subsidiaries may pay without regulatory approval.

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

Federal bank regulators have the authority to prohibit Sterling Savings Bank from engaging in unsafe or unsound practices in conducting its business, and the payment of dividends, depending on the bank’s financial condition, could be deemed an unsafe or unsound practice. The ability of Sterling Savings Bank to pay dividends in the future will continue to be influenced by bank regulatory policies and capital guidelines, and is subject to regulatory approval.

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

Under the terms of Sterling’s junior subordinated notes and the trust documents relating to its junior subordinated debentures, Sterling is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, however, Sterling generally may not pay cash dividends on or repurchase common stock until all accrued interest payments are paid and regularly scheduled interest payments are resumed. Through December 31, 2011, Sterling was in deferral on the payment of interest relating to the junior subordinated debentures.

Deposit Insurance and Assessments.    Deposits held by Sterling Savings Bank are insured by the DIF as administered by the FDIC. The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured depository institution for each account ownership category. Effective December 31, 2010, and continuing through December 31, 2012, the Dodd-Frank Act provides unlimited FDIC insurance for all noninterest-bearing transaction accounts, regardless of amount.

The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of the FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by the company’s FDIC supervisory rating, and other various measures, such as the level of brokered deposits, secured debt and debt issuer ratings.

In February 2011, the FDIC redefined the deposit insurance assessment base, and updated the assessment rates. The DIF assessment base rate currently ranges from 2.5 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors.

The Dodd-Frank Act effects further changes to the law governing deposit insurance assessments. There is no longer an upper limit for the reserve ratio designated by the FDIC each year, and the maximum reserve ratio may not be less than 1.35% of insured deposits, or the comparable percentage of the assessment base. Under prior law the maximum reserve ratio was 1.15%. The Dodd-Frank Act permits the FDIC until September 30, 2020 to raise the reserve ratio, which is currently negative, to 1.35%. The FDIC is required to offset the effect of increased assessments necessitated by the Dodd-Frank Act on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds. In lieu of dividends, the FDIC will adopt lower rate schedules when the reserve ratio exceeds certain thresholds.

All FDIC-insured depository institutions must pay a quarterly assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, which are referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. Sterling paid 0.00165 cents per $100 of DIF-assessable assets during the fourth quarter of 2011.

Transactions with Affiliates and Insiders.    A variety of legal limitations restrict Sterling Savings Bank from lending or otherwise supplying funds or in some cases transacting business with Sterling or its nonbank subsidiaries. Sterling Savings Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of covered transactions which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10% of the bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements ranging from 100% to 130%. Also, banks are prohibited from purchasing low quality assets from an affiliate.

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

The Dodd-Frank Act expands the 23A and 23B affiliate transaction rules. Among other things, upon the statutory changes’ effective date, the scope of the definition of “covered transaction” under 23A will expand, collateral requirements will increase and certain exemptions will be eliminated.

Standards for Safety and Soundness.    The Federal Deposit Insurance Act requires the federal bank regulators to prescribe the operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality.

The regulators also must prescribe standards for earnings, and stock valuation, as well as standards for compensation, fees and benefits. The Interagency Guidelines Prescribing Standards for Safety and Soundness set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the rules, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination.    Federal and state banking regulators mandate that Sterling and Sterling Savings Bank provide audited financial statements in compliance with minimum standards and procedures. Sterling and Sterling Savings Bank must undergo regular on-site examinations by the appropriate banking agency. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

State Law and Regulation.    Sterling Savings Bank as a Washington state-chartered institution, is subject to regulation by the WDFI, which conducts regular examinations to ensure that its operations and policies conform with applicable law and safe and sound banking practices. Among other things, state law regulates the amount of credit that can be extended to any one borrower and the amount of money that can be invested in various types of assets. Sterling Savings Bank generally cannot extend credit to any one borrower in an amount greater than 20% of Sterling Savings Bank’s capital and surplus. State law also regulates the types of loans Sterling Savings Bank can make. With the WDFI’s approval, Sterling Savings Bank can currently invest up to 10% of its total assets or 50% of its net worth (whichever is less) in other corporations, whether or not such corporations are engaged in activities related to Sterling Savings Bank’s business, but such authority is subject to restrictions imposed by federal law. Sterling Savings Bank also operates depository branches within the states of Oregon, Idaho, California and Montana and therefore its operations in these states are subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance, the California Department of Financial Institutions and the Montana Department of Finance, as applicable. Sterling and its subsidiaries are also required to comply with the applicable laws and regulations for the various states in which it does business.

Community Reinvestment Act.    The Community Reinvestment Act (the "CRA") requires that the appropriate federal bank regulator evaluate the record of our banking subsidiary in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the bank. As of Sterling’s last CRA regulatory exam during the fourth quarter of 2011, Sterling Savings Bank received a rating of “satisfactory.”

Consumer Protection Regulations.    Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) that, together with the statute’s changes to consumer protection laws such as limits on debit card interchange fees and provisions on mortgage-related matters, will likely increase the compliance costs of consumer banking operations. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. In January 2012, a director was appointed to lead the CFPB and the CFPB began exercising its full range of powers. The CFPB has exclusive authority to require reports and conduct examinations, for purposes of ensuring compliance with federal consumer financial laws and related matters, of insured depository institutions with more than $10 billion of assets. For insured depository institutions with assets of $10 billion or less, the CFPB can require reports and conduct examinations on a sample basis.

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

•

the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services.

Commercial Real Estate Lending.    Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to excessive risk concentrations and may warrant greater supervisory scrutiny:

•

total construction and land development loans represent 100% or more of the institution’s total risk-based capital (the ratio was 29% for Sterling Savings Bank at December 31, 2011, compared with 66% at December 31, 2010), or

•

total commercial real estate loans, as defined, represent 300% or more of the institution’s total risk-based capital (the ratio was 251% for Sterling Savings Bank at December 31, 2011, compared with 246% at December 31, 2010), and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

The Dodd-Frank Act contains provisions on credit risk retention that require federal banking regulators to adopt regulations mandating the retention of 5% of the credit risk of certain assets transferred, sold or conveyed through issuances of asset-backed securities. Implementing regulations will provide for the allocation of the risk retention obligation between securitizers and originators of loans.

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

Anti-Tying Restriction.    In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for products and services on the condition that (1) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries, or (2) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Also, certain foreign transactions are exempt from the general rule.

Anti-Money Laundering.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and the periodic testing of the program. Sterling Savings Bank is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money requirements have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), enacted in 2001 and renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these requirements and must consider compliance in connection with the regulatory review of applications.

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

The Federal Bureau of Investigation may send bank regulators lists of the names of persons suspected of involvement in terrorist activities. Sterling may be subject to a request for a search of its records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulators lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Privacy and Credit Reporting.    Financial institutions are required to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing. Federal and state bank regulators have prescribed standards for maintaining the security and confidentiality of consumer information, and we are subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.

Sterling Savings Bank utilizes credit bureau data for loan underwriting purposes. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are consistent with the conduct required by the provisions of that Act.

Enforcement Powers.    Banks and their “institution-affiliated parties,” including directors, management, employees, agents, independent contractors and consultants, such as attorneys and accountants, and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as much as $1 million a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking regulator, cease-and-desist orders or other regulatory agreements may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. Federal and state banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

Corporate Governance.    The Dodd-Frank Act contains a number of provisions that will require changes to financial institutions’ corporate governance and executive compensation practices, including proxy access for publicly-traded banks’ director nominations, clawback of incentive-based compensation from executive officers and increased disclosure on compensation arrangements. Publicly-traded bank holding companies with more than $10 billion in assets will also be required to have risk committees with a number of independent directors to be determined by the Federal Reserve and that include at least one risk management expert. The Federal Reserve released proposed rules to implement these risk committee requirements in December 2011, but the rules have not yet been finalized.

Monetary Policy and Economic Controls.    Our earnings are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve. An important function of the Federal Reserve is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for nonbanks and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. In recent years, in response to the financial crisis, the Federal Reserve has created several innovative programs to stabilize certain financial institutions and to ensure the availability of credit. The effects of the various Federal Reserve policies on our future business prospects and earnings cannot be predicted.

Depositor Preference Statute.    Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

Environmental Laws.    Hazards related to the environment have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high clean-up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for clean-up costs if it forecloses on the contaminated property or becomes involved in the management of the property. To minimize this risk, Sterling may require an environmental examination and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. This examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, with the costs of such examinations and reports being the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sterling. Sterling is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Sterling.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about Sterling’s plans, objectives, expectations, strategies and intentions and other statements contained in this report that are not historical facts and pertain to Sterling’s future operating results and capital position, including Sterling’s ability to complete recovery plans, and Sterling’s ability to reduce future loan losses, execute its asset resolution initiatives, improve its deposit mix, execute its lending initiatives, contain costs and potential liabilities, realize operating efficiencies, execute its business strategy, compete in the marketplace, and provide increased customer support and service. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.

Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling’s control. These include but are not limited to:

•	the possibility of continued adverse economic developments that may, among other things, increase default and delinquency risks in Sterling’s loan portfolios;

•	shifts in market interest rates that may result in lower interest rate margins;

•	shifts in the demand for loans and other products;

•	changes in the monetary and fiscal policies of the federal government;

•	changes in laws, regulations and the competitive environment;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	exposure to material litigation;

•	Sterling’s ability to comply with regulatory actions and agreements; and

•	changes in accounting rules.

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

Our allowance for loan losses, or the amount of capital we hold, may be insufficient.    We maintain an allowance for credit losses, with the level of the allowance reflecting estimates as to future losses. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses may not be adequate to cover our actual loan losses. Bank regulatory agencies periodically review the adequacy of our allowance for credit losses as part of their examination process, and may require an increase therein. We are required to maintain a certain level of capital. The level of required capital to hold may change through new regulations such as Basel III. Also, the level of capital we hold changes, based on our financial performance, and balance sheet size and composition. We may be required to raise capital in the future, and it may be at a time that the capital is not available to us or not available at favorable terms.

Credit risk concentrations could have a material adverse effect on our business, financial condition, and results of operations.    A large portion of our loan portfolio is secured by real estate, which is primarily located in the Pacific Northwest and California, areas that have some of the highest unemployment rates in the United States. In addition, a significant portion of our multifamily loans originated during 2011 are secured by properties located in the greater Los Angeles and San Francisco markets. Deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power and further reducing the value of assets and collateral associated with our existing loans; loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; and access to low cost or noninterest bearing deposits may decrease.

Approximately 44% of our loan portfolio was comprised of commercial real estate loans as of December 31, 2011. Included in commercial real estate loans are investor real estate loans, which may have a higher degree of risk than some other loan types, as they typically are dependent on the cash flows generated from the underlying property. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the provision for credit losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects. Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also have a negative impact on our financial condition. In addition, we may face risks associated with our real estate lending under various federal, state and local environmental laws that impose certain requirements on the owner or operator of a property.

Interest rate risk is inherently present in our business.    As a financial institution, the majority of our assets and liabilities are subject to interest rate risk, which affects both the life and value of our interest earning assets and interest bearing liabilities, such as loans, investments and MBS, mortgage servicing rights, deposits and borrowings. The level of sensitivity for these interest earning assets and interest bearing liabilities to changes in interest rates is measured by duration, with duration mismatches combined with changes from both shifts and twists in the yield curve affecting both our future net interest income and the current economic value of Sterling’s equity. Exposure to interest rate risk may have an adverse effect on our profitability, financial condition and liquidity, including a decline in our net interest margin, fair value charges on certain assets, such as mortgage servicing rights and requests for additional collateral on certain of our secured borrowings. Increases in interest rates may shorten the life of certain of our liabilities, and we would have to replace these funds with alternative funds at a higher cost to us, or sell assets at potentially depressed values to meet the liquidity requirement. Decreases in interest rates may shorten the life of certain of our assets, and we would be faced with reinvesting the funds at lower rates or retiring certain of our funding liabilities at prices unfavorable to us.

General economic conditions and developments affect our operating results and financial condition.    Our business is affected by conditions outside our control, including the rate of economic growth in general, the level of unemployment, increases in inflation and the level of interest rates. Economic conditions affect the level of demand for and the profitability of our products and services. A slowdown in the general economic recovery, particularly in the Western United States, could negatively impact our business. The fiscal and monetary policies of the United States government and its level of indebtedness may have an impact on interest rates and inflation, which may adversely affect our profitability and financial condition. Our profitability is greatly dependent upon our earning a positive interest spread between our loan and securities portfolio, and our funding deposits and borrowings. Changes in the level of interest rates, or a prolonged unfavorable interest rate environment, or a decrease in our level of deposits that increases our cost of funds could negatively affect our profitability and financial condition. Although we hold no direct investments in them, defaults by European sovereigns may have a negative impact on the rate of growth in the global economy, and consumer confidence.

Our ability to realize the benefit of our fully reserved deferred tax assets may be materially impaired.    As of December 31, 2011, we had a fully reserved net deferred tax asset of approximately $327 million, including approximately $285 million of net operating loss and tax credit carry-forwards. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Code. Due to the complexity of Section 382 and the limited knowledge any public company has about the ownership of its publicly-traded stock, it is difficult to conclude with certainty at any given point in time whether an “ownership change” has occurred. Nonetheless, as a result of the recapitalization, we believe that we are close to the “ownership change” threshold, but we do not believe that we have experienced an “ownership change.” Sterling has not obtained an opinion of counsel or any other interpretive guidance, such as a private letter ruling from the Internal Revenue Service (“IRS”), in determining that it has not undergone an “ownership change.” As a result of our recapitalization in 2010, we are currently close to the “ownership change” threshold. In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the applicable long-term tax-exempt rate. While we have implemented measures to reduce the likelihood that future transactions in our common stock will result in an ownership change, such an ownership change could occur in the future, which would have a materially adverse effect on our results of operations, financial condition and shareholder value. More specifically, while Sterling has adopted a shareholder rights plan, as well as a protective amendment to its Restated Articles of Incorporation that are intended to discourage or prevent transfers of Sterling shares that would increase a shareholder’s ownership to 5% or more of our Common Stock or that would increase the percentage of our Common Stock owned by a shareholder already deemed to be a “5-percent shareholder,” these restrictions might not deter a shareholder from increasing its ownership interests beyond these limits. Such an increase could adversely affect our ownership change calculations.

Our calculations regarding our current cumulative change and the likelihood of a future ownership change are based on current law. Any change in applicable law may result in an ownership change.

We are currently subject to certain pending litigation, and may be subject to litigation in the future.    A securities class action lawsuit has been filed against Sterling and certain of our current and former officers alleging that the defendants violated sections 10(b) and 20(a) of the U.S. Exchange Act and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. A shareholder derivative suit also has been filed against certain of our current and former officers and directors, and Sterling as a nominal defendant, alleging breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. A class action lawsuit is also pending against Sterling, and certain current and former officers and directors of Sterling, alleging violations of ERISA, by breaching their fiduciary duties to participants in the Sterling Savings Bank Employee Savings and Investment Plan and Trust. These lawsuits are all premised on similar allegations that: 1) the defendants failed to adequately disclose the extent of Sterling’s delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, properly reserve for loan losses, and properly account for goodwill and deferred tax assets, thereby causing Sterling’s stock price to be artificially inflated during the purported class period; or 2) the defendants failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms. It is possible that additional suits will be filed with respect to these same matters and also naming Sterling and/or its current and former officers and directors.

These lawsuits could divert the attention and resources of our management and cause us to incur significant expenses for legal fees and costs, including those associated with our advancement of fees and costs on behalf of our current and former officers and directors. We cannot predict the outcome of any of these lawsuits. Since the legal responsibility and financial impact with respect to these lawsuits and claims, if any, cannot currently be ascertained, we have not established any reserves for any potential liability relating to these lawsuits. An unfavorable outcome in any of these lawsuits could result in the payment of substantial damages in connection with a settlement or judgment and have a material adverse effect on our business, financial condition, results of operations or cash flows. See Item 3 “Legal Proceedings.”

We are subject to extensive regulation, which may affect our business operations or require us to raise additional capital.    We are subject to extensive regulation under federal and state laws, including regulation and supervision by the Federal Reserve, FDIC, WDFI and the SEC. These laws and regulations are primarily intended to protect customers, depositors and the Deposit Insurance Fund rather than shareholders. Sterling is also subject to the listing standards of the NASDAQ Capital Market, which impose additional requirements on us.

As a regulated bank holding company, we are subject to minimum capital and leverage standards. If our regulators determine that we have failed to meet these standards, we could be required to raise additional capital, which would result in the dilution of our existing shareholders. Although Sterling Savings Bank was recently informed that the previously disclosed memorandum of understanding with the FDIC and WDFI was terminated, as of the date of this report, Sterling remained subject to a previously disclosed written agreement with the Federal Reserve. If our regulators determine in the future that we have failed to comply with our regulatory requirements, we could become subject to additional regulatory enforcement actions. The imposition of enforcement actions could result in material limitations on our business operations or growth, management changes, requirements to raise additional equity, or more severe actions.

The financial services industry is undergoing major changes, and we cannot anticipate the impact of future laws and regulations on our business.    Regulation of the financial services industry is undergoing major changes. The Dodd-Frank Act significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Although the statute will initially have a greater impact on larger institutions than regional bank holding companies such as Sterling, many of its provisions will apply to us at the outset.

The Dodd-Frank Act, among other things, limits the amount of debit card interchange fees that can be charged for banks over $10 billion of assets in size and Sterling’s assets are close to this level. The Dodd-Frank Act also imposes new stress testing and corporate governance requirements on banking entities with $10 billion of assets. If our assets rose above $10 billion, we would be subject to these requirements, which we may find difficult to comply with.

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

We may be subject to more stringent capital and liquidity requirements.    The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits for banks and bank holding companies. In addition, Basel III, when implemented in the United States, will lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios. The Basel III guidelines, which were finalized in December 2010, are designed to address many of the weaknesses identified in the banking sector as contributing factors to the financial crisis of 2008 to 2010. These include increasing minimum capital requirements, the quality of capital, the risk coverage of the regulatory capital framework and standards for supervisory review and public disclosure.

Federal banking agencies have not yet released proposed rules to implement the Basel III requirements, and it is uncertain at this time whether the proposed rules, when released, will apply Basel III’s requirements to Sterling or Sterling Savings Bank. If we become subject to these rules, we could be required to raise additional capital which could dilute existing shareholders.

Acquisitions present many risks, and we may not realize the financial and strategic goals that are contemplated.    Our growth strategy includes an intent to acquire other banks. During the fourth quarter of 2011, we announced our agreement to acquire certain assets and operations of First Independent Bank, which is expected to be completed during the first quarter of 2012. This acquisition and any future acquisitions and related transition and integration activities may disrupt our ongoing business and divert management’s attention. In addition, an acquisition may not further our corporate strategy as we expected, we may pay more than the acquired banks or assets are ultimately worth or we may not integrate an acquired bank or assets as successfully as we expected, which could adversely affect our business, results of operations and financial condition. We may be adversely affected by liabilities (disclosed or undisclosed) or pre-existing contractual relationships that we assume and may also fail to anticipate or accurately estimate litigation or other exposure, unfavorable accounting consequences, increases in taxes due or a loss of anticipated tax benefits. Other potential adverse consequences include higher than anticipated costs associated with the acquired bank or assets or integration activities. The use of cash to pay for acquisitions may limit our use of cash for other potential activities, such as dividends. The use of equity securities to pay for acquisitions could significantly dilute existing shareholders. If we use debt to finance acquisitions, we may significantly increase our expenses, leverage and debt service requirements. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or several concurrent acquisitions.

The liquidity of our common stock may be impeded by transfer restrictions.    Immediately following our recapitalization in August 2010, approximately 98% of our common stock was held by investors subject to certain transfer restrictions. These restrictions are designed to prevent (a) any person from acquiring ownership, for relevant tax purposes, of 5% or more of our shares and (b) the disposition of shares by any person that owns 5% or more of our shares, subject to certain exceptions. We have also amended our restated articles of incorporation to impose these transfer restrictions on all holders of our common stock. These restrictions may adversely affect the ability of certain shareholders to resell our common stock by rendering any transactions in violation of this prohibition void.

In addition, Sterling has adopted a shareholder rights plan (the “Rights Plan”), which is described in our Form 8-K filed on April 15, 2010. In December of 2010, we amended the Rights Plan to extend the expiration of the plan until August 26, 2013. The purpose of the Rights Plan is to minimize the likelihood of an “ownership change,” as defined in Section 382 of the Code, and thus to protect our ability to use our net operating loss carry-forward and certain built-in losses to offset future income. The Rights Plan provides an economic disincentive for any one person or group to become a Threshold Holder (as defined therein, generally an owner of 5% or more of our stock) and for any existing Threshold Holder to acquire more than a specified amount of additional shares, and so may adversely affect one’s ability to resell our common stock and negatively affect the trading price of our common stock. These restrictions may limit the ability of shareholders to resell Sterling shares.

These transfer restrictions and our Rights Plan may discourage, delay, or prevent a change in control of Sterling and make it more difficult for a potential acquirer to consummate an acquisition of Sterling. In addition, these provisions could limit the price that investors would be willing to pay in the future for our securities and may limit a shareholder’s ability to dispose of our securities by reducing the class of potential acquirers for such securities.

As a result of our 2010 recapitalization, a limited number of shareholders are substantial holders of our stock.    As of January 31, 2012, certain Thomas H. Lee funds (collectively, “THL”) and Warburg Pincus Private Equity X, L.P. (“Warburg Pincus”) each beneficially own approximately 23% of our outstanding common stock. Each has a representative on our Board of Directors. Accordingly, THL and Warburg Pincus have substantial influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In pursuing its economic interests, THL and Warburg Pincus may make decisions with respect to fundamental corporate transactions that may not be aligned with the interests of other shareholders.

As a result of our 2010 recapitalization, the U.S. Department of the Treasury beneficially owns approximately 9% of our outstanding common stock. In addition, a number of private placement investors, in addition to THL and Warburg Pincus, acquired, and may continue to hold, shares of our common stock that, for each investor, may approach 5% of our outstanding common stock. The large portion of our shares that are held by a relatively small number of shareholders could result in a material impact on the trading volume and price per share of our stock, if any of these shareholders decide to sell a significant portion of their holdings.

We may suffer substantial losses due to our agreements to indemnify certain investors against a broad range of potential claims.    We have agreed to indemnify THL and Warburg Pincus, along

with the other private placement investors in the 2010 recapitalization, for a broad range of claims, including any losses arising out of or resulting from any legal, administrative or other proceedings arising in connection with the recapitalization transactions. While these indemnities are capped at the aggregate amount of capital raised of $730 million, if all or some claims were successfully brought against Sterling, it could potentially result in significant losses.

We rely on certain key personnel, whose loss could materially adversely affect us.    Certain of our employees and executives are key contributors to our financial success, including, but not limited to, the generation and identification of lending and deposit customer relationships, and the management of our company. Our ability to retain these individuals is a large factor in our ability to be successful, and any failure to do so could have a materially adverse effect on our business.

We could be materially and adversely affected if we or any of our officers or directors fail to comply with bank and other laws and regulations.    Sterling and Sterling Savings Bank are subject to extensive regulation by U.S. federal and state regulatory agencies and face risks associated with investigations and proceedings by regulatory agencies, including those that we may believe to be immaterial. Like any corporation, we are also subject to risk arising from potential employee misconduct, including non-compliance with our policies. Any interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions, suspension or expulsion of our officers or directors from the banking industry or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the industry. Significant regulatory action against us or our officers or directors could materially and adversely affect our business, financial condition or results of operations or cause us significant reputational harm.

We may have reduced access to wholesale funding sources.    As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments, maturities and sales of loans and investments. Our financial flexibility will be severely constrained if we are unable to maintain sufficient collateral or access to funding on acceptable terms. If we are required to rely more heavily on more expensive funding sources, and our revenues do not increase in proportion with our costs, our profitability will be impacted.

A decline in the value of our Federal Home Loan Bank (“FHLB”) common stock may occur, resulting in an other-than-temporary impairment (“OTTI”) charge which would cause our earnings and shareholders’ equity to decrease.    We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was approximately $100 million as of December 31, 2011, the substantial majority of which was with the FHLB of Seattle. The FHLB of Seattle has experienced losses from credit-related charges associated with projected losses on its investments in nonagency MBS, and is currently unable to repurchase or redeem capital stock or to pay dividends. FHLB stock does not have a readily determinable fair value and the equity ownership rights are more limited than would be the case for ownership rights in a public company.

The FHLB of Seattle has experienced losses from credit-related charges associated with projected losses on their investments in nonagency MBS, and is currently unable to repurchase or redeem capital stock or to pay dividends. FHLB stock does not have a readily determinable fair value and the equity ownership rights are more limited than would be the case for ownership rights in a public company. FHLB stock is viewed as a long term investment and as a restricted investment security carried at cost.

The level of our liquidity and our ability to repay indebtedness, pay dividends and repurchase shares depends upon the results of operations and financial condition of Sterling Savings Bank.    Sterling is a separate and distinct legal entity from its subsidiaries, and receives substantially all of its revenue from dividends paid by Sterling Savings Bank. There are legal limitations on the extent to which Sterling Savings Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with Sterling. A prolonged inability to receive dividends from Sterling Savings Bank would reduce liquidity available to Sterling, which could adversely affect Sterling’s financial condition.

Various statutory provisions restrict the amount of dividends Sterling Savings Bank can pay to Sterling without regulatory approval. Sterling Savings Bank may not pay cash dividends if those payments could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of Sterling Savings Bank and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to Sterling, is an unsafe or unsound practice. Under Washington banking law, Sterling Savings Bank may not pay a dividend greater than its retained earnings without WDFI approval. As of December 31, 2011, Sterling Savings Bank had an accumulated deficit, and therefore, would require WDFI approval prior to paying a dividend.

Our OTTI assessment may change in the future resulting in impairment losses being incurred in future periods.    We evaluate our investment securities and MBS portfolios and other assets for declines in fair value. These valuation declines may be deemed to be other-than-temporary in nature, as defined in the accounting guidance. As of December 31, 2011, our determination was that no OTTI impairments have occurred. In the future, we may determine that an OTTI impairment has occurred, which would lead to accounting charges that could have an adverse effect on our results of operations and financial condition.

Our business relies heavily on technology and our ability to manage the operational risks associated with technology.    We depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences, damage claims and civil fines. Risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in the controls used by vendors. Our computer systems could be vulnerable to unforeseen problems. Because we conduct part of our business over the Internet and outsource several critical functions to third parties, operations will depend on our ability, as well as the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on our business, financial condition and results of operations.

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

We depend, and will continue to depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other transaction processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially and adversely affected.

Our internal control systems could fail to detect certain events.    We are subject to certain operational risks, including but not limited to data processing system failures and errors and customer or employee fraud. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

We could be held responsible for environmental liabilities of properties we acquire.    We may acquire real property for various reasons, including, for example, as a result of foreclosing on a defaulted mortgage loan to recover our investment, or in connection with acquiring the assets and operations of other banks. We may be subject to environmental liabilities related to the real property as a result of hazardous substances or wastes, contaminants, pollutants or sources thereof that may be discovered on such properties during our ownership or after a sale to a third party. The amount of environmental liability could exceed the value of the real property because we may be fully liable for the entire cost of any removal and clean-up on an acquired property, the cost of removal and clean-up may exceed the value of the property, and we may be unable to recover costs from any third party. In addition, we may find it difficult or impossible to sell the property prior to or following any environmental remediation.

The financial services industry in general is highly competitive.    Our industry is highly competitive in regard to the pricing and features of existing products and services, growth opportunities from the acquisition of other companies in whole or in part, and the building of new customer relationships. A number of our competitors are significantly larger than we are and may have certain advantages from a greater access to capital and other resources, as well as larger lending limits and branch systems, and a wider array of banking services. Many of our nonbank competitors are not subject to the same extensive regulations that apply to financial institutions. As a result, these non-bank competitors have advantages over us in providing certain services. Our growth and opportunities for growth are greatly affected by this competitive environment.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Sterling owns the building in which its headquarters are located in Spokane, Washington. As of December 31, 2011, Sterling also owned 101 of its 175 depository banking offices, while leasing the remainder of the properties. These facilities are located throughout Sterling’s banking network, primarily in the Pacific Northwest. Additionally, Sterling operates 33 non-depository loan production offices throughout the western United States, the majority of which are leased. The properties that Sterling occupies are used for corporate purposes across all of its business segments. See Note 6 of "Notes to Consolidated Financial Statements.”

Item 3.	Legal Proceedings

Securities Class Action Litigation.    On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the “Complaint”). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling’s stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling’s delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling’s stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys’ fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. The court has not yet issued an order on the motion. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ERISA Class Action Litigation.    On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling Financial Corporation and Sterling Savings Bank (collectively, “Sterling”), as well as certain of Sterling’s current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the "Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling’s securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling’s business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and 90+-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys’ fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. A hearing on the motion to dismiss occurred on March 22, 2011, with the court indicating that it would take the motion under submission. The court has not yet issued an order on the motion. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint could have a material adverse effect on Sterling’s business, results of operations, and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Derivative Litigation.    On February 10, 2010, a shareholder derivative action was filed in the Superior Court for Spokane County, Washington, purportedly on behalf of and for the benefit of Sterling, against certain of our current and former officers and directors. On August 2, 2010, plaintiff filed an amended complaint (the “Complaint”) alleging, among other claims, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. The Complaint alleges that the individual defendants failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms regarding Sterling’s commercial real estate, construction and land development loans, losses and reserves recorded for impaired loans, and accounting for goodwill and deferred tax assets. The Complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. Because the Complaint is derivative in nature, it does not seek monetary damages from Sterling. However, Sterling may be required throughout the pendency of the action to advance the legal fees and costs incurred by the defendant officers and directors. On September 13, 2010, Sterling moved to dismiss the Complaint. The hearing on Sterling’s motion to dismiss was held on January 14, 2011. On February 25, 2011, the court issued an order denying Sterling’s motion to dismiss in its entirety. On April 12, 2011, Sterling filed a request for discretionary review with the Washington Court of Appeals, which was denied on June 1, 2011. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount, and, due to the nature of the claim, any such loss would be payable, in part, to Sterling.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sterling’s common stock is listed on the NASDAQ Capital Market under the symbol “STSA.” As of January 31, 2012, Sterling’s common stock was held by 1,409 shareholders of record. On November 18, 2010, Sterling effected a 1-for-66 reverse stock split. All prior per share amounts have been restated to reflect this split. The following table sets forth certain per share information for Sterling’s common stock for the periods indicated:

	2011 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00
Dividends paid per common share	0.00	0.00	0.00	0.00
Market price per share:
High	16.90	17.48	19.00	22.62
Low	12.18	11.61	15.50	16.30
Quarter end	16.70	12.38	16.07	16.75

	2010 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00
Dividends paid per common share	0.00	0.00	0.00	0.00
Market price per share:
High	46.20	49.51	133.99	61.39
Low	14.85	32.34	30.36	28.38
Quarter end	18.97	42.90	36.30	37.62

The board of directors of Sterling from time to time evaluates the payment of cash dividends. The timing and amount of any future dividends will depend upon earnings, cash and capital requirements, the financial condition of Sterling and its subsidiaries, applicable government regulations and other factors deemed relevant by Sterling’s board of directors. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods without triggering an event of default. As of December 31, 2011 and 2010, the accrued deferred interest was $15.6 million and $9.4 million, respectively. Sterling is precluded from paying dividends on its common stock without first paying the accrued interest on these junior subordinated debentures.

Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Sterling’s Proxy Statement and is incorporated herein by reference.

The following graph, which is “furnished,” not “filed,” compares the cumulative return of our common stock during the five years ended December 31, 2011, with the Russell 2000 Index and the SNL Bank NASDAQ Index. The presentation assumes an initial investment of $100 and the reinvestment of dividends.

Item 6.	Selected Financial Data

The following selected financial data is derived from Sterling’s audited financial statements. The information below is not necessarily indicative of our future results of operations and should be read in conjunction with Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K in order to fully understand the factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Income Statement Data:
Interest income	$404,292	$445,133	$599,347	$715,062	$766,978
Interest expense	109,097	161,106	255,370	355,510	411,618

Net interest income	295,195	284,027	343,977	359,552	355,360
Provision for credit losses	30,000	250,229	681,371	333,597	25,088

Net interest income (loss) after provision for credit losses	265,195	33,798	(337,394)	25,955	330,272
Noninterest income	126,328	136,965	123,814	91,895	93,406
Noninterest expense before impairment charge	352,390	395,045	369,974	305,517	285,465
Goodwill impairment	0	0	227,558	223,765	0

Total noninterest expense	352,390	395,045	597,532	529,282	285,465

Income (loss) before income taxes	39,133	(224,282)	(811,112)	(411,432)	138,213
Income tax (provision) benefit	0	0	(26,982)	75,898	(44,924)

Net income (loss)	39,133	(224,282)	(838,094)	(335,534)	93,289
Preferred stock dividend	0	(11,598)	(17,369)	(1,208)	0
Other shareholder allocations(1)	0	(520,263)	0	0	0

Net income (loss) applicable to common shareholders	$39,133	$(756,143)	$(855,463)	$(336,742)	$93,289

Earnings (loss) per common share:
Basic(2)	$0.63	$(53.05)	$(1,087.41)	$(429.70)	$123.67
Diluted(2)	0.63	(53.05)	(1,087.41)	(429.70)	122.61
Dividends declared per common share(2)	$0.00	$0.00	$0.00	$19.80	$23.10
Weighted average shares outstanding:
Basic(2)	61,955,659	14,253,869	786,701	783,662	754,339
Diluted(2)	62,231,208	14,253,869	786,701	783,662	760,871
Other Data:
Book value per common share(2)	$14.16	$12.45	$36.80	$1,075.14	$1,520.64
Tangible book value per common share(2)	$13.96	$12.17	$9.21	$752.98	$898.26
Return on average assets	0.42%	-2.21%	-6.81%	-2.65%	0.83%
Return on average common equity	4.8%	-297.2%	-129.8%	-28.8%	8.6%
Dividend payout ratio	0%	0%	0%	-5%	19%
Shareholders’ equity to total assets	9.6%	8.1%	3.0%	8.9%	9.8%
Tangible common equity to tangible assets(3)	9.4%	8.0%	0.1%	4.7%	6.0%
Operating efficiency(4)	75%	82%	69%	62%	62%
Tax equivalent net interest margin	3.29%	2.83%	2.92%	3.08%	3.42%
Nonperforming assets to total assets	4.01%	8.83%	9.08%	4.77%	1.11%
Employees (full-time equivalents)	2,496	2,498	2,641	2,481	2,571
Depository branches	175	178	178	178	178

Item 6.	Selected Financial Data (Continued)

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Total assets	$9,193,237	$9,493,169	$10,877,423	$12,790,716	$12,149,775
Loans receivable, net	5,341,179	5,379,081	7,344,199	8,807,094	8,948,307
Investments and MBS—available for sale	2,547,876	2,825,010	2,160,325	2,639,290	1,853,271
Investments—held to maturity	1,747	13,464	17,646	175,830	132,793
Deposits	6,485,818	6,911,007	7,775,190	8,350,407	7,677,772
FHLB advances	405,609	407,211	1,337,167	1,726,549	1,687,989
Securities sold under repurchase agreements and funds purchased	1,055,763	1,032,512	1,049,146	1,163,023	1,178,845
Other borrowings	245,290	245,285	248,281	248,276	273,015
Shareholders’ equity	878,557	770,767	323,249	1,141,036	1,185,330
Regulatory Capital Ratios:
Sterling
Tier 1 leverage ratio	11.4%	10.1%	3.5%	9.2%	8.7%
Tier 1 risk-based capital ratio	17.8%	16.2%	4.9%	11.7%	10.1%
Total risk-based capital ratio	19.1%	17.5%	7.9%	13.0%	11.3%
Sterling Savings Bank
Tier 1 leverage ratio	11.1%	9.8%	4.2%	8.3%	8.5%
Tier 1 risk-based capital ratio	17.4%	15.7%	5.9%	10.6%	9.8%
Total risk-based capital ratio	18.7%	17.0%	7.3%	11.8%	11.0%

(1)

The August 26, 2010 conversion of Series C preferred stock into common stock resulted in an increase in income available to common shareholders. The October 22, 2010 conversion of Series B and D preferred stock into common stock resulted in a decrease in income available to common shareholders.

(2)	Reflects the 1-for-66 reverse stock split in November 2010.

(3)	Common shareholders’ equity less core deposit intangibles divided by assets less core deposit intangibles.

(4)

Operating efficiency ratio calculated as noninterest expense, excluding OREO, amortization of core deposit intangibles, and goodwill impairment, divided by net interest income (tax equivalent) plus noninterest income, excluding gain on sales of securities.

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

Executive Summary

For the year ended December 31, 2011, net income available to common shareholders was $39.1 million, compared to a net loss applicable to common shareholders of $756.1 million for 2010. The 2010 results include noncash accounting adjustments totaling $520.3 million related to the 2010 recapitalization. During 2011, Sterling returned to profitability, primarily as a result of a decline in loan losses. Improvements in asset quality are reflected in a decline in nonperforming assets of $447.2 million, or 55%, during 2011, and a decline in net loan charge-offs of $248.9 million, or 72%, compared with 2010. In addition to the improvements in asset quality, a reduction in deposit funding costs contributed to expansion in both net interest income and margin. Loan originations grew to $3.40 billion during 2011, compared with $2.93 billion in 2010.

Results of Operations

The most significant component of earnings for Sterling is net interest income, which is the difference between interest income, primarily from loans, MBS and investment securities portfolios, and interest expense, primarily on deposits and borrowings. Net interest spread refers to the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Net interest margin refers to net interest income divided by total average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. The following table sets forth, on a tax equivalent basis, information with regard to Sterling’s net interest income, net interest spread and net interest margin:

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Income/ Expense	Average Yield/ Rate	Average Balance	Income/ Expense	Average Yield/ Rate	Average Balance	Income/ Expense	Average Yield/ Rate
	(In thousands)
ASSETS:
Loans:
Mortgage	$3,484,108	$177,992	5.11%	$4,188,338	$185,214	4.42%	$5,321,761	$266,150	5.00%
Commercial and consumer	2,481,470	144,892	5.84%	2,951,479	174,896	5.93%	3,685,058	213,828	5.80%

Total loans(1)	5,965,578	322,884	5.41%	7,139,817	360,110	5.04%	9,006,819	479,978	5.33%
MBS(2)	2,375,515	71,216	3.00%	2,004,864	74,806	3.73%	2,310,582	108,513	4.70%
Investments and cash(2)	676,677	14,659	2.17%	965,615	15,005	1.55%	530,479	15,647	2.95%
FHLB stock	99,531	0	0.00%	100,409	0	0.00%	100,565	0	0.00%

Total interest-earning assets	9,117,301	408,759	4.48%	10,210,705	449,921	4.41%	11,948,445	604,138	5.06%

Noninterest-earning assets(3)	186,238			(42,376)			357,766

Total average assets	$9,303,539			$10,168,329			$12,306,211

LIABILITIES and EQUITY:
Deposits:
Interest-bearing transaction	$503,091	504	0.10%	$809,351	1,918	0.24%	$844,154	2,534	0.30%
Savings and MMDA	1,994,335	7,004	0.35%	1,656,816	10,180	0.61%	1,758,678	15,941	0.91%
Time deposits	3,063,679	52,126	1.70%	3,774,891	82,609	2.19%	4,718,946	150,786	3.20%

Total interest-bearing deposits	5,561,105	59,634	1.07%	6,241,058	94,707	1.52%	7,321,778	169,261	2.31%
Borrowings	1,703,782	49,463	2.90%	2,309,294	66,399	2.88%	2,893,477	86,109	2.98%

Total interest-bearing liabilities	7,264,887	109,097	1.50%	8,550,352	161,106	1.88%	10,215,255	255,370	2.50%
Noninterest-bearing transaction	1,093,252	0	0.00%	999,857	0	0.00%	980,021	0	0.00%

Total funding liabilities	8,358,139	109,097	1.31%	9,550,209	161,106	1.69%	11,195,276	255,370	2.28%
Other noninterest-bearing liabilities	126,435	0	0.00%	172,338	0	0.00%	158,666	0	0.00%

Total average liabilities	8,484,574	109,097	1.29%	9,722,547	161,106	1.66%	11,353,942	255,370	2.25%

Total average shareholders’ equity	818,965			445,782			952,269

Total average liabilities and equity	$9,303,539			$10,168,329			$12,306,211

Net interest spread (tax equivalent)(4)		$299,662	2.98%		$288,815	2.52%		$348,768	2.56%

Net interest margin (tax equivalent)(4)			3.29%			2.83%			2.92%

Deposits
Total interest-bearing deposits	$5,561,105	$59,634	1.07%	$6,241,058	$94,707	1.52%	$7,321,778	$169,261	2.31%
Noninterest-bearing transaction	1,093,252	0	0.00%	999,857	0	0.00%	980,021	0	0.00%

Total deposits	$6,654,357	$59,634	0.90%	$7,240,915	$94,707	1.31%	$8,301,799	$169,261	2.04%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities that are included in accumulated other comprehensive income.

(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for credit losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Changes in Sterling’s net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Interest income from municipal loans and bonds is presented gross of applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume—changes in volume multiplied by comparative period rate;

•	Rate—changes in rate multiplied by comparative period volume; and

•	Rate/volume—changes in rate multiplied by changes in volume.

	December 31, 2011 Increase (Decrease) Due to:				December 31, 2010 Increase (Decrease) Due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income:
Loans:
Mortgage	$(31,142)	$28,754	$(4,834)	$(7,222)	$(47,525)	$(54,422)	$21,005	$(80,942)
Commercial and consumer	(27,851)	(2,561)	408	(30,004)	(42,783)	4,767	(909)	(38,925)

Total loans	(58,993)	26,193	(4,426)	(37,226)	(90,308)	(49,655)	20,096	(119,867)
MBS	13,830	(14,702)	(2,718)	(3,590)	(12,157)	(24,269)	2,719	(33,707)
Investment and cash equivalents	(4,579)	6,092	(1,859)	(346)	9,496	(5,531)	(4,608)	(643)

Total interest income	(49,742)	17,583	(9,003)	(41,162)	(92,969)	(79,455)	18,207	(154,217)

Interest expense:
Deposits	(14,216)	(23,851)	2,994	(35,073)	(31,137)	(53,233)	9,816	(74,554)
Borrowings	(17,410)	642	(168)	(16,936)	(17,737)	4,240	(6,213)	(19,710)

Total interest expense	(31,626)	(23,209)	2,826	(52,009)	(48,874)	(48,993)	3,603	(94,264)

Changes in net interest income on a tax equivalent basis	$(18,116)	$40,792	$(11,829)	$10,847	$(44,095)	$(30,462)	$14,604	$(59,953)

2011 versus 2010

Net Interest Income.    Sterling’s net interest income was $295.2 million for the year ended December 31, 2011, an increase of 4% compared with $284.0 million for the year ended December 31, 2010, reflecting the decline in nonperforming loans and lower funding costs, partially offset by lower average loan balances. Net interest margin expanded to 3.29% for the year ended December 31, 2011, compared with 2.83% for 2010, due to the decline in nonperforming loans and the reduced cost of deposits. The reversal of interest income on nonperforming loans reduced the net interest margin by 37 basis points for 2011, compared with a reduction of 76 basis points for 2010.

Provision for Credit Losses.    A valuation allowance for estimated losses is established by charging corresponding provisions against income. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes information derived from many factors, including historical loss trends, trends in classified assets, trends in delinquent and nonaccrual loans, trends in portfolio volume, diversification as to type of loan, size of individual credit exposure, current and anticipated economic conditions, loan policies, collection policies and effectiveness, quality of credit evaluation, effectiveness of policies, procedures and practices, and recent loss experience of peer banking institutions.

Sterling recorded provisions for credit losses of $30.0 million for the year ended December 31, 2011, compared with $250.2 million for 2010. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs.

Noninterest Income.    Non-interest income was as follows for the years presented:

	Years Ended December 31,
	2011	2010	% Change
	(In thousands)
Fees and service charges	$50,073	$54,740	-9%
Mortgage banking operations	52,376	62,564	-16%
Gains on sales of securities	16,236	25,745	-37%
Bank-owned life insurance	6,448	7,307	-12%
Loan servicing fees	(3,213)	3,762	185%
Gains (losses) on other loan sales	4,442	(4,928)	190%
Charge on prepayment of debt	0	(11,296)	100%
Other	(34)	(929)	-96%

Total noninterest income	$126,328	$136,965	-8%

The reduction in fees and service charges income was primarily related to lower non-sufficient funds fees. The decline in income from mortgage banking operations reflected a lower level of residential loan originations and sales. Fluctuation in loan servicing fees is mainly attributable to market value adjustments to mortgage servicing rights and growth in the balance of the loan servicing portfolio. Due to a decline in prevailing interest rates, Sterling recorded a fair value valuation adjustment of $6.2 million to write down its mortgage servicing rights during 2011, compared with a recovery of previous valuation adjustments of $1.1 million in 2010. Losses on portfolio loan sales during 2010 included $3.4 million on the sale of $218.5 million of consumer indirect auto loans, with 2011 activity primarily related to the management of credit concentrations and premium capture. During 2010, a charge of $11.3 million was incurred on the early repayment of FHLB borrowings.

The following table presents components of mortgage banking income for the periods presented:

	Years Ended December 31,
	2011	2010
	(In thousands)
Loan originations—residential real estate for sale	$2,009,653	$2,454,874
Loan sales—residential	2,059,351	2,455,144
Margin on residential loan sales	2.45%	2.40%

The decline in residential loan originations and sales during 2011 as compared with 2010 reflected both a lower demand for this loan type for new home purchases and refinancings, as well as a greater internal focus on portfolio lending initiatives.

Noninterest Expense.    Noninterest expense was as follows for the periods presented:

	Years Ended December 31,
	2011	2010	% Change
	(In thousands)
Employee compensation and benefits	$171,643	$168,793	2%
OREO operations	41,500	62,578	-34%
Occupancy and equipment	39,878	39,643	1%
Insurance	16,471	34,704	-53%
Data processing	24,171	23,116	5%
Professional fees	13,902	22,394	-38%
Depreciation	12,184	13,391	-9%
Advertising	10,017	11,536	-13%
Amortization of core deposit intangibles	4,851	4,898	-1%
Travel and entertainment	5,420	3,975	36%
Other	12,353	10,017	23%

Total noninterest expense	$352,390	$395,045	-11%

The decrease in noninterest expense during 2011 was primarily due to lower OREO expenses, lower insurance expense from FDIC premiums, and lower professional fees. During 2010, professional fees included services related to the recapitalization. During 2011, Sterling converted to a new core operating system that is expected to support future growth and reduce associated operating expenses. Other noninterest expense for 2011 included a charge of $3.5 million recognized to establish a reserve for the tentative settlement of a class action claim, subject to confirmatory discovery and court approval. For additional information on this matter, see Note 18 of Notes to Consolidated Financial Statements.

Income Tax Provision.    During 2011 and 2010, Sterling did not recognize any federal or state tax expense or benefit, as the income tax provision was offset by changes in the deferred tax valuation allowance. As of December 31, 2011, the reserved net deferred tax asset was approximately $327 million, including approximately $285 million of net operating loss and tax credit carry-forwards. See Note 14 of Notes to Consolidated Financial Statements.

2010 versus 2009

Net Interest Income.    Net interest income for the year ended December 31, 2010 declined by 17% compared with the level during the year ended December 31, 2009, mainly due to a 25% decrease in interest income on loans. The decline in interest income on loans reflected a decline in average loan balances, and an increase in the amount of interest income reversed on nonperforming loans. Average loan balances declined by 21% compared to 2009, reflecting weak loan demand, credit resolutions, including charge-offs and foreclosures, and low capital levels in the first half of 2010. Interest income reversed on nonperforming loans increased by 27% over 2009, and reduced net interest margin by 76 basis points during 2010, and 51 basis points during 2009. Partially offsetting these effects was a decline in total funding costs to 1.69% for 2010, compared to 2.28% for 2009.

Provision for Credit Losses.    Sterling recorded provisions for credit losses of $250.2 million and $681.4 million for the years ended December 31, 2010 and 2009, respectively. The decline in the level of the provision over these periods primarily relates to the reduction in the level of classified loans, particularly in the construction portfolio, and the amount of losses previously recognized on these classified loans.

Noninterest Income.    Noninterest income was as follows for the years presented:

	Years Ended December 31,
	2010	2009	% Change
	(In thousands)
Fees and service charges	$54,740	$58,326	-6%
Mortgage banking operations	62,564	47,298	32%
Gains on sales of securities	25,745	13,467	91%
Bank-owned life insurance	7,307	6,954	5%
Loan servicing fees	3,762	2,378	58%
Charge on prepayment of debt	(11,296)	0	N/A
Other	(5,857)	(4,609)	27%

Total noninterest income	$136,965	$123,814	11%

Increases in income from mortgage banking operations and securities sales were partially offset by an $11.3 million prepayment charge on the early retirement of FHLB borrowings. Sterling expects to recapture this charge through lower interest expense in future periods. The increase in mortgage banking operations reflects a higher margin on loan sales during 2010 compared with 2009. Securities sales during 2010 were driven both from the realization of certain valuations, and rebalancing within the portfolio. The change in loan servicing income included market adjustments to mortgage servicing rights. The reduction in fees and service charges income primarily relates to lower non-sufficient funds fees and loan fees. Included in other noninterest income were losses on portfolio loan sales during 2010 of $3.4 million on the sale of $218.5 million of consumer indirect auto loans. The following table presents components of mortgage banking income for the periods presented:

	Years Ended December 31,
	2010	2009
	(In thousands)
Residential loan sales	$2,455,144	$2,843,057
Margin on residential loan sales	2.40%	1.53%

Improvements in the pricing execution of residential loan sales during 2010 reflected an increase in the percentages of loans that were delivered to agencies on a mandatory basis.

Noninterest Expense.    Noninterest expense was as follows for the years presented:

	Years Ended December 31,
	2010	2009	% Change
	(In thousands)
Employee compensation and benefits	$168,793	$164,198	3%
OREO operations	62,578	48,041	30%
Occupancy and equipment	39,643	42,668	-7%
Insurance	34,704	30,585	13%
Data processing	23,116	20,779	11%
Professional fees	22,394	18,464	21%
Depreciation	13,391	14,041	-5%
Advertising	11,536	12,576	-8%
Amortization of core deposit intangibles	4,898	4,898	0%
Travel and entertainment	3,975	4,758	-16%
Other	10,017	8,966	12%

Noninterest expense before impairment charge	395,045	369,974	7%
Goodwill impairment	0	227,558	100%

Total noninterest expense	$395,045	$597,532	-34%

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

Income Tax Provision.    During 2010, Sterling did not recognize any federal or state tax expense or benefit, as the income tax provision was offset by changes in the deferred tax valuation allowance. The tax provision for 2009 included impairment charges on Sterling’s deferred tax asset. See Note 14 of Notes to Consolidated Financial Statements.

Financial Position

Assets.    At December 31, 2011, Sterling’s assets were $9.19 billion, down $299.9 million from $9.49 billion at December 31, 2010, primarily as a result of a decline in investments and MBS. A decrease of certain loan types within the loan portfolio as a result of de-risking efforts was largely offset by new loan originations.

Investments and MBS.    Sterling’s investment and MBS portfolio at December 31, 2011 was $2.55 billion, compared with $2.84 billion at December 31, 2010, with sales, prepayments and maturities outpacing purchases during the period. Securities sales during 2011 were partly due to rebalancing the portfolio to adjust duration levels to manage interest rate risk. On December 31, 2011, the investment and MBS portfolio had an unrealized net gain of $62.2 million versus an unrealized net loss of $6.8 million at December 31, 2010. The following table sets forth the carrying values and classifications of Sterling’s investment and MBS portfolio as of the dates indicated:

	December 31,
	2011	2010	2009
	(In thousands)
MBS	$2,320,934	$2,602,610	$1,944,989
Municipal bonds	207,456	201,143	195,282
Other	21,233	34,721	37,700

Total	$2,549,623	$2,838,474	$2,177,971

Available for sale	$2,547,876	$2,825,010	$2,160,325
Held to maturity	1,747	13,464	17,646

Total	$2,549,623	$2,838,474	$2,177,971

The following table provides the carrying value and weighted average yield of Sterling’s investment and MBS portfolio by contractual maturity. Actual maturities for MBS will differ from contractual maturities from the level of prepayments experienced on the underlying mortgages.

	December 31, 2011
	One Year or Less	After One through Five Years	After Five through Ten Years	After Ten Years	Total
	(In thousands)
MBS
Balance	$0	$0	$166,718	$2,154,216	$2,320,934
Weighted average yield	0.00%	0.00%	2.23%	2.72%	2.68%
Municipal bonds
Balance	$457	$0	$29,297	$177,702	$207,456
Weighted average yield(1)	0.00%	0.00%	4.57%	4.27%	4.30%
Other
Balance	$0	$0	$0	$21,233	$21,233
Weighted average yield	0.00%	0.00%	0.00%	2.16%	2.16%

Total carrying value	$457	$0	$196,015	$2,353,151	$2,549,623

Weighted average yield	0.00%	0.00%	2.58%	2.83%	2.81%

(1)	The weighted average yields on municipal bonds reflect the actual yields on the bonds and are not presented on a tax-equivalent basis.

Loans Receivable.    The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Residential real estate	$688,020	12%	$758,410	13%	$839,170	11%	$867,384	10%	$703,826	8%
Commercial real estate (CRE):
Investor CRE	1,275,667	23	1,314,657	24	1,403,560	18	1,364,885	15	1,223,036	13
Multifamily	1,001,479	18	517,022	9	517,408	7	477,615	5	389,388	4
Construction	174,608	3	525,668	9	1,516,108	20	2,534,695	28	2,944,911	32

Total CRE	2,451,754	44	2,357,347	42	3,437,076	45	4,377,195	48	4,557,335	49
Commercial:
Owner occupied CRE	1,272,461	24	1,238,744	23	1,424,980	18	1,534,282	17	1,500,418	17
C&I	431,693	8	531,682	9	876,964	11	997,876	11	1,138,778	13

Total commercial	1,704,154	32	1,770,426	32	2,301,944	29	2,532,158	28	2,639,196	30
Consumer	674,961	12	744,068	13	1,116,522	15	1,248,520	14	1,175,456	13

Gross loans receivable	5,518,889	100%	5,630,251	100%	7,694,712	100%	9,025,257	100%	9,075,813	100%

Net deferred origination fees	(252)		(4,114)		(7,070)		(9,798)		(16,480)
Allowance for losses on loans	(177,458)		(247,056)		(343,443)		(208,365)		(111,026)

Loans receivable, net	$5,341,179		$5,379,081		$7,344,199		$8,807,094		$8,948,307

Sterling’s multifamily lending initiatives, which were launched during the fourth quarter of 2010, reflect the growth in multifamily loan balances during 2011. The de-risking of the balance sheet is reflected in the decline of construction loan balances over the periods presented. The following table sets forth the loan loss allowance by category and the percentage of loans in each category to total loans:

	December 31,
	2011		2010		2009		2008		2007
	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans	Allowance Amount	Loans in Category as a Percentage of Total Loans
	(In thousands)
Residential real estate	$15,197	12%	$17,307	13%	$28,319	11%	$8,147	10%	$965	8%
Commercial real estate:
Investor CRE	55,876	23	49,362	23	42,296	18	13,712	15	6,553	13
MultiFamily	13,491	18	9,668	9	8,984	7	4,795	5	659	4
Construction	22,355	3	65,877	10	185,222	19	118,279	28	50,109	32

Total CRE	91,722	44	124,907	42	236,502	44	136,786	48	57,321	49
Commercial:
Owner occupied CRE	20,636	23	34,282	23	28,248	19	11,008	17	14,692	18
C&I	17,410	8	22,669	9	30,887	11	29,019	11	23,829	13

Total commercial	38,046	31	56,951	32	59,135	30	40,027	28	38,521	30
Consumer	13,427	12	14,645	13	19,198	15	14,608	14	12,330	13
Unallocated	19,066	N/A	33,246	N/A	289	N/A	8,797	N/A	1,889	N/A

	$177,458	100%	$247,056	100%	$343,443	100%	$208,365	100%	$111,026	100%

The decline in the allowance for loan losses on construction loans during the periods presented was due to the decline in construction loan balances from charge-offs, maturities, and a decline in the level of new construction originations. The increase in multifamily loan balances and related allowance for loan losses was due to Sterling’s multifamily lending initiatives.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Allowance for loan losses:
Beginning balance, January 1	$247,056	$343,443	$208,365	$111,026	$77,849
Provision	28,500	250,591	690,738	318,585	24,632
Charge-offs:
Residential real estate	(18,553)	(37,347)	(31,401)	(6,187)	(30)
Commercial real estate
Investor CRE	(25,779)	(26,943)	(25,947)	0	0
Multifamily	(1,703)	(18,039)	(3,510)	(30)	0
Construction	(45,896)	(238,596)	(420,539)	(178,033)	(3,430)

Total commercial real estate	(73,378)	(283,578)	(449,996)	(178,063)	(3,430)

Commercial
Owner occupied CRE	(19,177)	(22,482)	(24,786)	(9,238)	(70)
C&I	(9,192)	(18,683)	(45,085)	(20,015)	(1,000)

Total commercial	(28,369)	(41,165)	(69,871)	(29,253)	(1,070)

Consumer	(8,869)	(14,765)	(15,396)	(9,821)	(3,152)

Total charge-offs	(129,169)	(376,855)	(566,664)	(223,324)	(7,682)

Recoveries:
Residential real estate	1,419	2,131	306	66	5
Commercial real estate
Investor CRE	2,629	259	0	0	0
Multifamily	1,853	189	5	0	0
Construction	16,583	20,213	6,803	221	3

Total commercial real estate	21,065	20,661	6,808	221	3

Commercial
Owner occupied CRE	1,523	1,052	348	69	41
C&I	5,233	4,164	1,875	86	128

Total commercial	6,756	5,216	2,223	155	169

Consumer	1,831	1,869	1,667	1,636	756

Total recoveries	31,071	29,877	11,004	2,078	933

Net charge-offs	(98,098)	(346,978)	(555,660)	(221,246)	(6,749)
Acquired	0	0	0	0	15,294

Ending balance, December 31	177,458	247,056	343,443	208,365	111,026

Reserve for unfunded credit commitments:
Beginning balance, January 1	10,707	11,967	21,334	6,306	5,840
Provision	1,500	(360)	(9,367)	15,012	466
Charge-offs	(2,178)	(900)	0	16	0

Ending balance, December 31	10,029	10,707	11,967	21,334	6,306

Total credit allowance	$187,487	$257,763	$355,410	$229,699	$117,332

Allowances on specific impaired loans	$16,305	$37,654	$27,129	$1,980	$8,678
Ratio of net charge-offs to average loans	1.64%	4.86%	6.17%	2.37%	0.08%

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

	Balance Outstanding at December 31, 2011		Principal Payments Contractually Due in Fiscal Years
			2012		2013-2016		Thereafter
	(In thousands)
	fixed	variable	fixed	variable	fixed	variable	fixed	variable
Residential real estate	$338,957	$349,063	$75,945	$25,289	$92,494	$37,391	$170,518	$286,383
Commercial real estate
Investor CRE	382,935	892,732	85,536	96,528	229,495	319,562	67,904	476,642
Multifamily	118,418	883,061	5,501	43,273	40,805	120,845	72,112	718,943
Contruction	41,185	133,423	38,266	123,970	1,823	5,904	1,096	3,549

Total commercial real estate	542,538	1,909,216	129,303	263,771	272,123	446,311	141,112	1,199,134
Commercial:
Owner occupied CRE	420,102	852,359	50,834	172,157	170,442	259,367	198,826	420,835
C&I	158,607	273,086	52,175	204,339	79,400	49,656	27,032	19,091

Total commercial	578,709	1,125,445	103,009	376,496	249,842	309,023	225,858	439,926
Consumer	340,761	334,200	45,206	11,207	120,328	57,042	175,227	265,951

	$1,800,965	$3,717,924	$353,463	$676,763	$734,787	$849,767	$712,715	$2,191,394

The following table sets forth Sterling’s loan originations for the periods indicated:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Loan originations:
Residential real estate	$2,098,894	$2,562,553	$3,047,380	$1,464,673	$1,492,026
Commercial real estate:
Investor CRE	42,551	98,172	176,256	326,853	163,315
Multifamily	720,192	29,369	82,696	170,975	35,870
Construction	19,557	20,084	64,660	602,051	2,191,620

Total commercial real estate	782,300	147,625	323,612	1,099,879	2,390,805
Commercial:
Owner occupied CRE	158,347	50,428	131,919	265,594	554,881
C&I	217,723	80,548	186,625	276,384	440,851

Total commercial	376,070	130,976	318,544	541,978	995,732
Consumer	138,203	87,817	291,602	516,940	601,647

Total loans originated	3,395,467	2,928,971	3,981,138	3,623,470	5,480,210

Loan purchases:
Residential real estate	13,417	0	0	0	0
Commercial real estate:
Investor CRE	48,584	0	0	0	0
Multifamily	2,896	82,702	0	0	0

Total commercial real estate	51,480	82,702	0	0	0
Commercial:
Owner Occupied CRE	74,716	0	0	0	0
C&I	0	0	0	0	0

Total commercial	74,716	0	0	0	0

Total loan purchases	139,613	82,702	0	0	0

Total loan originations and purchases	$3,535,080	$3,011,673	$3,981,138	$3,623,470	$5,480,210

Growth in loan originations during 2011 was most notable in the multifamily portfolio, with $720.2 million of new loans originated compared to $29.4 million for 2010. Sterling’s multifamily initiative is due to the historical credit performance, risk weighting, and demand for this product, and has transacted primarily in California and the Puget Sound. In addition, Sterling increased commercial loan originations, comprised of owner-occupied commercial real estate loans and C&I loans, with total originations of $376.1 million for 2011, compared to $131.0 million for 2010.

The following table presents classified assets, which are comprised of performing and nonperforming substandard loans, doubtful/loss loans and OREO:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Residential real estate	$30,918	$104,467	$128,561	$34,333	$711
Commercial real estate:
Investor CRE	75,304	173,444	154,859	37,890	3,224
Multifamily	15,995	43,331	44,258	16,741	248
Construction	98,773	375,647	949,877	667,732	120,990

Total commercial real estate	190,072	592,422	1,148,994	722,363	124,462
Commercial:
Owner occupied CRE	94,660	149,567	202,804	68,728	52,129
C&I	21,029	72,558	66,717	75,020	43,332

Total commercial	115,689	222,125	269,521	143,748	95,461
Consumer	7,157	18,868	11,996	4,556	2,627

Total classified loans	343,836	937,882	1,559,072	905,000	223,261
OREO	81,910	161,653	83,272	62,320	11,075

Total classified assets	$425,746	$1,099,535	$1,642,344	$967,320	$234,336

Classified loans/total loans	6.2%	16.7%	20.3%	10.0%	2.5%
Classified assets/total assets	4.6%	11.6%	15.1%	7.6%	1.9%

Classified assets declined $673.8 million, or 61% during 2011. The reductions were due to resolutions of nonperforming loans, sales of OREO, upgraded risk ratings and charge-offs. Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, and related information are summarized in the following table as of the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Past due 90 days or more and accruing	$0	$0	$0	$0	$0
Nonaccrual loans	210,221	546,133	824,652	474,172	123,790
Restructured loans	76,939	108,504	71,279	56,618	350

Total nonperforming loans	287,160	654,637	895,931	530,790	124,140
OREO	81,910	161,653	83,272	62,320	11,075

Total nonperforming assets	369,070	816,290	979,203	593,110	135,215
Specific reserves—loans	(16,305)	(37,654)	(27,129)	(1,980)	(8,678)

Net nonperforming assets	$352,765	$778,636	$952,074	$591,130	$126,537

Nonperforming loans before charge-offs, gross	$266,330	$874,628	$1,202,660	$462,511	$0
Charge-offs on nonperforming loans	(96,866)	(319,773)	(500,183)	(165,906)	0

Nonperforming loans, net of charge-offs	169,464	554,855	702,477	296,605	0
Nonperforming loans without charge-offs	117,696	99,782	193,454	234,185	124,140

Total nonperforming loans	$287,160	$654,637	$895,931	$530,790	$124,140

Nonperforming assets to total assets	4.01%	8.60%	9.00%	4.64%	1.11%
Nonperforming loans to loans	5.20%	11.64%	11.65%	5.89%	1.37%
Charge-offs plus specific loan reserves to nonperforming loans	42%	41%	44%	36%	N/A
Loan loss allowance to nonperforming loans	62%	38%	38%	39%	89%

As of December 31, 2011, Sterling has recognized charge-offs, which are also referred to as confirmed losses, totaling $96.9 million on collateral-dependent nonperforming loans held in its portfolio. As a result of these confirmed losses, Sterling has written down the carrying value of these loans to the appraisal value of their underlying collateral less the estimated cost to sell the collateral. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Nonperforming loans:
Beginning Balance	$654,637	$895,931	$530,790	$124,140	$8,486
Additions	211,710	825,047	1,322,100	723,130	156,255
Charge-offs	(98,098)	(346,978)	(555,660)	(221,246)	(6,749)
Paydowns and sales	(205,456)	(352,655)	(244,850)	(14,334)	(25,600)
Foreclosures	(177,881)	(265,115)	(156,449)	(80,900)	(8,252)
Upgrade to performing	(97,752)	(101,593)	0	0	0

Ending Balance	$287,160	$654,637	$895,931	$530,790	$124,140

Three Months Ended December 31, 2011
(In thousands)
Nonperforming loans:
Beginning Balance	$323,139
Additions	32,985
Charge-offs	(10,737)
Paydowns and sales	(42,017)
Foreclosures	(16,210)
Upgrade to accrual	0

Ending Balance	$287,160

The following table presents a roll-forward of OREO for the periods indicated:

	December 31,
	2011		2010		2009		2008		2007
	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
	(Dollars in thousands)
OREO:
Beginning Balance	$161,653	439	$83,272	203	$62,320	120	$11,075	14	$4,052	5
Additions	177,881	463	265,115	821	156,449	388	80,900	132	8,252	14
Valuation adjustments	(22,209)		(36,759)		(31,021)		(17,628)		0
Sales	(241,028)	(759)	(155,409)	(585)	(106,130)	(305)	(10,208)	(26)	(1,348)	(5)
Other changes	5,613		5,434		1,654		(1,819)		119

Ending Balance	$81,910	143	$161,653	439	$83,272	203	$62,320	120	$11,075	14

	Three Months Ended December 31, 2011
	Amount	Properties
	(Dollars in thousands)
OREO:
Beginning Balance	$111,566	178
Additions	16,210	74
Valuation adjustments	(1,359)
Sales	(46,947)	(108)
Other changes	2,440	(1)

Ending Balance	$81,910	143

The following table presents the property type composition of OREO as of the following dates:

	December 31,
	2011		2010		2009		2008		2007
	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties
	(Dollars in thousands)
OREO:
Residential real estate	$5,301	50	$24,239	109	$14,360	59	$7,583	24	$1,246	4
Investor CRE	14,685	19	15,710	16	6,464	13	465	2	2,295	2
Multifamily	0	0	25	1	147	1	0	0	0	0
Construction:
Residential—A&D	1,607	2	7,353	21	3,307	7	18,620	10	6,407	1
Residential—lots	2,576	7	13,586	68	8,689	31	4,031	12	608	5
Residential—land	4,839	6	14,283	16	3,354	4	12,135	5	0	0
Residential—vertical	3,712	15	22,929	116	13,078	42	11,282	54	101	1
Multifamily	16,374	6	4,946	15	587	1	0	0	0	0
Commercial	23,721	12	34,925	16	15,949	7	2,545	1	0	0
Commercial
Owner occupied CRE	5,424	17	18,107	33	12,803	26	4,348	7	418	1
C&I	2,196	2	2,278	6	2,725	5	0	0	0	0
Consumer	1,475	7	3,272	22	1,809	7	1,311	5	0	0

Ending Balance	$81,910	143	$161,653	439	$83,272	203	$62,320	120	$11,075	14

The following table presents the location of the various properties that comprise OREO as of the following dates:

	December 31,
	2011		2010		2009		2008		2007
	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties
	(Dollars in thousands)
OREO:
Oregon	$24,050	57	$45,786	131	$21,474	56	$14,308	47	$2,822	6
California	23,617	38	40,456	65	14,852	22	10,151	14	0	0
Washington	25,843	37	50,113	165	22,753	59	8,356	18	1,897	4
Arizona	4,292	5	12,255	20	15,770	15	2,164	2	783	2
Idaho	382	3	10,995	46	5,621	36	13,082	28	5,573	2
Other	3,726	3	2,048	12	2,802	15	14,259	11	0	0

Ending Balance	$81,910	143	$161,653	439	$83,272	203	$62,320	120	$11,075	14

As of December 31, 2011, the OREO portfolio was comprised of 143 properties carried at an average discount of 61% to the loan principal balance. The average aging of the OREO portfolio as of December 31, 2011 was 189 days. The OREO balance declined during 2011 primarily from sales outpacing new foreclosures.

Deposits.    The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(In thousands)
Noninterest-bearing transaction	$1,211,628	19%	$992,368	15%	$1,001,771	13%
Interest-bearing transaction	521,037	8	497,395	7	1,014,032	13
Savings and MMDA	2,092,283	32	1,886,425	27	1,577,900	20
Time deposits	2,660,870	41	3,534,819	51	4,181,487	54

Total deposits	$6,485,818	100%	$6,911,007	100%	$7,775,190	100%

A reduction in total deposits during 2011 was due to a reduction in time deposits. The reduction in time deposits during the year was expected, as Sterling allowed higher rate retail time and public deposits to run off, thereby improving the deposit mix and reducing funding costs. This runoff was partially offset by an increase in transaction, savings and MMDA accounts, which increased by $448.8 million since December 31, 2010. Brokered deposits were 7% and 4% of total deposits at December 31, 2011 and 2010, respectively. Public funds were 7% and 12% of total deposits at December 31, 2011 and 2010, respectively.

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more as of period end:

December 31,
2011
(In thousands)
Three months or less	$303,311
After three months through six months	168,507
After six months through twelve months	281,554
After twelve months	390,172

$1,143,544

Borrowings.    In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding, comprised of FHLB advances, reverse repurchase agreements, and junior subordinated debentures, remained relatively unchanged over the periods presented at $1.71 billion as of December 31, 2011 compared with $1.69 billion at December 31, 2010, respectively.

The following table presents the ending balances of Sterling’s borrowings as of the dates indicated:

	December 31,
	2011	2010	2009
	(In thousands)
FHLB advances:
Short-term	$300,000	$1,333	$635,182
Long-term	105,609	405,878	701,985
Securities sold under repurchase agreements and funds purchased:
Short-term	205,763	32,512	49,146
Long-term	850,000	1,000,000	1,000,000
Junior subordinated debentures	245,290	245,285	245,281
Other	0	0	3,000

Total borrowings	$1,706,662	$1,685,008	$2,634,594

Certain other information related to the short-term portion of Sterling’s borrowings as of and for the periods indicated is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Maximum amount outstanding at any month-end during the period:
Short-term advances	$301,325	$600,160	$653,000
Short-term reverse repurchase agreements and funds purchased	205,763	35,231	60,465
Average amount outstanding during the period:
Short-term advances	$229,512	$246,061	$613,520
Short-term reverse repurchase agreements and funds purchased	90,008	27,738	43,027
Average rate during the period:
Short-term advances	0.29%	2.41%	2.68%
Short-term reverse repurchase agreements and funds purchased	1.85%	0.46%	4.09%
Average rate as of the end of the period:
Short-term advances	0.28%	5.97%	1.63%
Short-term reverse repurchase agreements and funds purchased	3.08%	0.33%	0.50%

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

	December 31,
Change in Interest Rate in Basis Points (Rate Shock)	2011	2010
	% Change in NII	% Change in NII
+300	(4.6)	(11.2)
+200	(2.3)	(5.5)
+100	(0.7)	(2.4)
Static	0.0	0.0
-100	NM (1)	NM (1)

(1)	Results are not meaningful in a low interest rate environment.

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

	December 31,
	2011		2010
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE		% Change in EVE
+300	6.2		(21.7)
+200	8.9		(8.2)
+100	7.0		(1.4)
Static	0.0		0.0
-100	NM	(1)	NM (1)

(1)	Results are not meaningful in a low interest rate environment.

The year over year variance in the simulation results is attributable to the downward shift in the yield curve’s effect on the call feature of Sterling’s repurchase agreement borrowings. The +300 interest rate shock at December 31, 2011 did not trigger these borrowings being called and replaced in the simulation with higher costing funds, compared with the December 31, 2010 results that did include the impact of these calls being exercised.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $89.0 million of related swaps outstanding as of December 31, 2011. For a description, see Note 17 of Notes to Consolidated Financial Statements. As of December 31, 2011, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including non-customer related interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Capital and Liquidity Management

Sterling’s primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest from loans and MBS; the sale of loans into the secondary market in connection with Sterling’s mortgage banking and other loan sale activities; borrowings from the FHLB and the Federal Reserve; and borrowings from commercial banks (including reverse repurchase agreements). Public deposits from states, municipalities, and other public entities generally require collateralization for some or all of the deposit amounts, depending on state and local requirements. Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. Reverse repurchase agreements are considered collateralized obligations and may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling Savings Bank’s credit line with FHLB of Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements, with borrowing terms ranging from overnight to term advances. Sterling Savings Bank actively manages its liquidity to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary from time to time, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory requirements.

The total value of Sterling’s cash and equivalents and securities was $3.04 billion at December 31, 2011, compared with $3.27 billion at December 31, 2010. Total available liquidity as of December 31, 2011 was $3.39 billion, compared to total available liquidity of $1.68 billion as of December 31, 2010. Total available liquidity as of December 31, 2011 included unpledged portions of cash and equivalents and securities of $1.04 billion, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $2.07 billion, as well as loans held for sale of $274.0 million. The increase in credit availability over the prior year primarily reflected the improvement in Sterling’s financial condition increasing the amount of loans pledged as collateral at the FHLB.

Sterling, on a parent company-only basis, had cash of approximately $44.6 million and $47.5 million at December 31, 2011 and 2010, respectively. The parent company’s significant cash flows primarily relate to capital investments in and capital distributions from Sterling Savings Bank, capital distributions to shareholders, and interest payments on its junior subordinated debentures. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures, and continued to defer these payments through December 31, 2011. As of December 31, 2011 and 2010, the accrued deferred interest on junior subordinated debentures was $15.6 million and $9.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarters without triggering an event of default. No cash dividends were declared during the periods presented. Sterling’s ability to pay dividends is generally limited by its earnings, financial condition, capital and regulatory requirements, and liquidity position primarily as provided for by Sterling Savings Bank. As of December 31, 2011, Sterling Savings Bank had an accumulated deficit, and as such, can not pay dividends to Sterling without the prior consent of the WDFI. During the third quarter of 2010, Sterling contributed $650.0 million of capital to Sterling Savings Bank, with the funds coming from Sterling’s 2010 recapitalization. No capital was downstreamed from Sterling to Sterling Savings Bank during 2011.

Off-Balance Sheet Arrangements

The following table represents Sterling’s on-and-off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Over 3 to 5 years	More than 5 years	Indeterminate Maturity
	(In thousands)
Deposits(1)	$6,485,818	$1,688,656	$571,139	$339,599	$61,476	$3,824,948
Borrowings(1)	1,706,662	505,763	174,164	250,795	775,940	0
Operating leases	64,546	13,047	19,781	6,844	24,874	0
Purchase obligations(2)	43,481	9,715	19,304	14,462	0	0
Other long-term liabilities(3)	30,852	1,392	3,053	3,232	23,175	0

Total	$8,331,359	$2,218,573	$787,441	$614,932	$885,465	$3,824,948

(1)	Excludes interest payments. Deposits with indeterminate maturities are composed of transaction, savings and MMDA accounts.

(2)	Excludes recurring accounts payable amounts due in the first quarter of 2012.

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

Income Recognition.    Sterling recognizes interest income in accordance with generally accepted accounting principles. In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs when the loan is 90 days past due or when Sterling restructures a troubled loan, Sterling discontinues the accrual of interest, and any previously accrued interest recognized in income deemed uncollectible is reversed. Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current, has performed according to contractual terms for a reasonable period of time, generally six months, and the collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Credit Losses.    The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded credit commitments. In general, determining the amount of the allowance requires significant judgment and the use of estimates by management. Sterling maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan classes by considering factors affecting loan losses, including specific and confirmed losses, levels and trends in classified and nonperforming loans, historical loan loss experience, loan migration analysis, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. The reserve for unfunded credit commitments includes loss coverage for loan repurchases arising from mortgage banking activities. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management’s analysis.

The portfolio is grouped into several industry segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based an assessment of qualitative factors. Currently, Sterling is establishing the expected loss rate on loans using the losses on charged-off and foreclosed loans from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The probability of default is multiplied by the loss given default to calculate the expected losses for each loan classes.

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

A loan is considered impaired when, based on current information and events, it is probable Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, the ability and willingness of guarantors to make payments, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral-dependent.

The fair value of the underlying collateral for real estate loans, which may or may not be collateral-dependent, is determined by using appraisals from qualified external sources. For commercial properties and residential development loans, the external appraisals are reviewed by qualified internal appraisal staff to ensure compliance with appropriate standards and technical accuracy. Appraisals are updated according to regulatory provisions for extensions or restructurings of commercial or residential real estate construction and permanent loans that have not performed within the terms of the original loan. Updated appraisals are also ordered for loans that have not been restructured, but that have stale valuation information, generally defined in the current market as information older than one year, and deteriorating credit quality that warrants classification as substandard.

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

Estimates of fair value may be used for substandard collateral-dependent loans at quarter end if external appraisals are not expected to be completed in time for determining quarter end results or to update values between appraisal dates to reflect recent sales activity of comparable inventory or pending property sales of the subject collateral. During periods of declining real estate values, Sterling may record a specific reserve for impaired loans for which an updated valuation analysis has not been completed within the last quarter. The specific reserve is calculated by applying an estimated fair value adjustment to each loan based on market and property type. Estimates of value are not used to raise a value; however, estimates may be used to recognize deterioration of market values in quarters between appraisal updates. The judgment with respect to recognition of any provision or related charge-off for a confirmed loss also takes into consideration whether the loan is collateral-dependent or whether it is supported by sources of repayment or cash flow beyond the collateral that is being valued. For loans that are deemed to be collateral-dependent, the amount of charge-offs is determined in relation to the collateral’s appraised value. For loans that are not deemed to be collateral-dependent, the amount of charge-offs may differ from the collateral’s appraised value because there is additional support for the loan, such as cash flow from other sources.

The reserve for unfunded credit commitments includes loss exposure from Sterling’s mortgage banking operations. Loans sold into the secondary market are sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with agency guidelines or have post-closing borrower misrepresentations.

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at December 31, 2011.

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

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its deferred tax asset. Sterling has determined that it does not at this time meet the required threshold, and accordingly, has a valuation allowance recorded against its net deferred tax asset. During the year ended December 31, 2011, Sterling did not recognize any income tax expense, as the income tax for the period was offset by a reduction in the deferred tax asset valuation allowance.

Investments and MBS.    Assets in the investment and MBS portfolios are initially recorded at cost, which includes any premiums and discounts. Sterling amortizes premiums and discounts as an adjustment to interest income over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method. Sterling’s MBS are primarily in agency securities, with limited investments in nonagency obligations. The majority of the municipal bonds that Sterling holds are general obligation bonds, spread throughout Sterling’s footprint. Sterling does not invest in collateralized debt obligations or similar exotic structured investment products.

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

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Sterling has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Sterling’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other factors. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in shareholders’ equity as a separate component of other comprehensive income.

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired at December 31, 2011, because the decline in fair value of certain classes of securities was attributable to temporary disruptions of credit markets and the related impact on securities within those classes, not deteriorating credit quality of specific securities. As of December 31, 2011, Sterling expects the return of all principal and interest on all securities within its investment and MBS portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and believes it is unlikely that it would be required to sell these investments before maturity or a recovery in market price occurs. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Fair Value of Financial Instruments.    Sterling’s available-for-sale securities portfolio totaled $2.55 billion and $2.83 billion as of December 31, 2011 and 2010, respectively, and were the majority of Sterling’s financial instruments that are carried at fair value. Month end security price valuations are provided by a third party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. All models and processes used take into account market convention. Additional validation of provided pricing is performed by Sterling’s Investment Department using non-binding broker quotes, current trade executions provided by Bloomberg, and additional modeling of cash flow and prepayment analytics performed with Bloomberg analytics. Sterling also carries a portion, if not all, of its loans held for sale at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans without having to apply complex hedge accounting. The value of loans held for sale that are carried at fair value is determined based upon an analysis of investor quoted pricing inputs.

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

Mortgage Servicing Rights.    For “servicing-retained” loan sales, Sterling records an asset (mortgage servicing rights) related to the estimated future revenue stream of servicing the sold loans. The value of mortgage servicing rights is estimated using a discounted cash flow methodology incorporating prepayment speeds, market interest rates, contractual interest rates on the loans being serviced, and the amount of other fee income generated over the servicing contract. Mortgage servicing rights are amortized in proportion to, and over the estimated period of the servicing revenues. To the extent the carrying value of mortgage servicing rights exceeds the subsequent fair value estimates, a valuation allowance is recognized. Subsequent recoveries in value are recognized up to the original carrying value of the mortgage servicing rights only to the extent of cumulative fair value charges.

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

The required information is contained immediately following Part IV of this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Sterling’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Sterling’s management, Sterling conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Based on management’s evaluation under the COSO Criteria, Sterling’s management has concluded that Sterling’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of Sterling’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the independent registered public accounting firm that audited the financial statements included in Sterling’s annual report on Form 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sterling Financial Corporation:

We have audited Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sterling Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sterling Financial Corporation as of December 31, 2011, and the related consolidated statement of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 28, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, the information set forth in Sterling’s Proxy Statement for its 2012 annual meeting of shareholders, under the headings “Board of Sterling Financial Corporation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning Sterling’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Information Concerning the Board and Its Committees—Committees of the Board” in Sterling’s Proxy Statement and is incorporated herein by reference.

Sterling has adopted a Code of Ethics that applies to all Sterling employees and directors, including Sterling’s senior financial officers. The Code of Ethics is publicly available on Sterling’s website at www.sterlingfinancialcorporation-spokane.com.

Item 11.	Executive Compensation

In response to this Item, the information set forth in the Proxy Statement under the headings “Executive Compensation,” “Compensation and Governance Committee Report,” and “Compensation and Governance Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

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

In response to this Item, the information set forth in the Proxy Statement under the headings “Independent Registered Public Accounting Firm’s Fees,” “Pre-Approval of Audit and Non-Audit Services” and “Audit Committee Report,” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents which are filed as a part of this report:

1. Financial Statements: The required financial statements are contained in this Form 10-K immediately following Part IV.

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

STERLING FINANCIAL CORPORATION

February 28, 2012	/s/ J. Gregory Seibly
J. Gregory Seibly
President, Chief Executive Officer and Director

POWER OF ATTORNEY

Each person whose signature appears below appoints J. Gregory Seibly, Patrick J. Rusnak and Andrew J. Schultheis, and each of them acting individually, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign the annual report on Form 10-K of Sterling Financial Corporation and any or all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as such person might or would do in person, in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2012	/s/ J. Gregory Seibly
J. Gregory Seibly President, Chief Executive Officer and Director

February 28, 2012	/s/ Patrick J. Rusnak
Patrick J. Rusnak Executive Vice President and Chief Financial Officer

February 28, 2012	/s/ Robert G. Butterfield
Robert G. Butterfield Senior Vice President, Controller and Principal Accounting Officer

February 28, 2012	/s/ Leslie S. Biller
Leslie S. Biller Chairman of the Board

February 28, 2012	/s/ Howard P. Behar
Howard P. Behar Director

February 28, 2012	/s/ Ellen R.M. Boyer
Ellen R.M. Boyer Director

February 28, 2012	/s/ David A. Coulter
David A. Coulter Director

February 28, 2012	/s/ Robert C. Donegan
Robert C. Donegan Director

February 28, 2012	/s/ C. Webb Edwards
C. Webb Edwards Director

February 28, 2012	/s/ William L. Eisenhart
William L. Eisenhart Director

February 28, 2012	/s/ Robert H. Hartheimer
Robert H. Hartheimer Director

February 28, 2012	/s/ Scott L. Jaeckel
Scott L. Jaeckel Director

February 28, 2012	/s/ Michael F. Reuling
Michael F. Reuling Director

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

3.2	Articles of Amendment of Restated Articles of Incorporation of Sterling increasing the authorized shares of common stock. Filed as Exhibit 4.2 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-3 dated September 21, 2009 and incorporated by reference herein.

3.3	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.4	Articles of Amendment to Sterling’s Restated Articles of Incorporation eliminating par value of Sterling common stock. Filed as Exhibit 3.2 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.5	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B. Filed as Exhibit 3.3 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.6	Articles of Amendment to Sterling’s Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series D. Filed as Exhibit 3.4 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.7	Articles of Amendment to Sterling’s Restated Articles of Incorporation increasing the authorized shares of common stock. Filed as Exhibit 3.7 to Sterling’s Amendment No. 1 to the Registration Statement on Form S-1 dated November 3, 2010 and incorporated by reference herein.

3.8	Articles of Amendment to Sterling’s Restated Articles of Incorporation reducing the authorized shares of common stock. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated November 18, 2010 and incorporated by reference herein.

3.9	Articles of Amendment to Sterling’s Restated Articles of Incorporation regarding certain transfer restrictions. Filed as Exhibit 3.9 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2010, dated March 8, 2011, and incorporated by reference herein.

3.10	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling’s Current Report on Form 8-K dated April 25, 2011 and incorporated by referenced herein.

4.1	Reference is made to Exhibits 3.1 through 3.10.

4.2	Form of Common Stock Certificate. Filed as Exhibit 4.3 to Sterling’s Registration Statement on Form S-3 dated July 20, 2009 and incorporated by reference herein.

4.3	Shareholder Rights Plan, dated as of April 14, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Restated Articles of Incorporation of Sterling Financial Corporation (Series E Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C. Filed as Exhibit 4.1 to Sterling’s Current Report on Form 8-K filed on April 15, 2010 and incorporated by reference herein.

Exhibit No.	Exhibit Index

4.4	First Amendment to Shareholder Rights Plan, dated as of December 8, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Sterling’s Current Report on Form 8-K filed on December 10, 2010 and incorporated by reference herein.

4.5	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 4.7 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.6	Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Warburg Pincus Private Equity X, L.P. Filed as Exhibit 4.8 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.7	Amended and Restated Warrant to purchase shares of Sterling Common Stock, dated August 26, 2010 and issued to the United States Department of the Treasury. Filed as Exhibit 4.9 to Sterling’s Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.8	Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling’s total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	First Amendment to Second Amended and Restated Investment Agreement by and between Sterling Financial Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K dated August 20, 2010 and incorporated by reference herein.

10.2	First Amendment to the Investment Agreement by and between Sterling Financial Corporation and Warburg Pincus Private Equity X, L.P. Filed as Exhibit 10.2 to Sterling’s Current Report on Form 8-K dated August 20, 2010 and incorporated by reference herein.

10.3	Form of Subscription Agreement by and between Sterling Financial Corporation and private placement investors. Filed as Exhibit 10.3 to Sterling’s Current Report on Form 8-K dated August 20, 2010 and incorporated by reference herein.

10.4	Second Amended and Restated Investment Agreement, dated as of May 25, 2010, between Sterling Financial Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., and Thomas H. Lee Parallel (DT) Fund VI, L.P. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K filed on May 27, 2010 and incorporated by reference herein.

10.5	Investment Agreement, dated as of May 25, 2010, between Sterling Financial Corporation and Warburg Pincus Private Equity X, L.P. Filed as Exhibit 10.2 to Sterling’s Current Report on Form 8-K filed on May 27, 2010 and incorporated by reference herein.

10.6	Amended and Restated Investment Agreement, dated as of May 25, 2010, between Sterling Financial Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., and Thomas H. Lee Parallel (DT) Fund VI, L.P. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K filed on May 6, 2010 and incorporated by reference herein.

Exhibit No.	Exhibit Index

10.7	Investment Agreement, dated as of May 5, 2010, between Sterling Financial Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. Filed as Exhibit 10.1 to Sterling’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, dated May 3, 2010, and incorporated by reference herein.

10.8	Exchange Agreement, dated April 29, 2010 by and between Sterling and the U. S. Department of the Treasury. Filed as Exhibit 10.2 to Sterling’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, dated May 3, 2010, and incorporated by reference herein.

10.9	Reference is made to Exhibits 4.3 and 4.4.

10.10	Letter Agreement, dated December 5, 2008, between Sterling and the U. S. Department of the Treasury. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.

10.11	Employment Agreement by and between Sterling and Daniel G. Byrne, dated December 21, 2011. Filed herewith.

10.12	Offer Letter by and between Sterling and Patrick J. Rusnak, dated January 21, 2011. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K dated February 17, 2011 and incorporated by reference herein.

10.13	Offer Letter by and between Sterling and David S. DePillo, dated October 19, 2010. Filed as Exhibit 10.6 to Sterling’s Quarterly Report on Form 10-Q dated November 5, 2010 and incorporated by reference herein.

10.14	Offer Letter by and between Sterling and Leslie S. Biller, dated August 26, 2010. Filed as Exhibit 10.1 to Sterling’s Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

10.15	Employment Agreement by and between Sterling and J. Gregory Seibly, dated August 28, 2008. Filed as Exhibit 10.7 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2008, dated March 6, 2009, and incorporated by reference herein.

10.16	Employment Agreement by and between Sterling and Ezra A. Eckhardt, dated August 27, 2008. Filed as Exhibit 10.16 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2010, dated March 8, 2011, and incorporated by reference herein.

10.17	Form of First Amendment to the Amended and Restated Employment Agreement by and between Sterling and J. Gregory Seibly, entered into on December 4, 2008. Filed as exhibit 10.2 to Sterling’s Current Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.

10.18	Sterling Financial Corporation 2011 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to Sterling’s Registration Statement on Form S-8 dated July 8, 2011 and incorporated by reference herein.

10.19	Sterling Financial Corporation 2010 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling’s Registration Statement on Form S-8 dated December 9, 2010 and incorporated by reference herein.

10.20	Sterling Financial Corporation 2007 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling’s Registration Statement on Form S-8 dated July 30, 2007 and incorporated by reference herein.

Exhibit No.	Exhibit Index

10.21	Sterling Financial Corporation 2003 Long-Term Incentive Plan. Filed as Exhibit 10.10 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.22	Sterling Financial Corporation 2001 Long-Term Incentive Plan. Filed as Exhibit 10.9 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.23	Sterling Financial Corporation 1998 Long-Term Incentive Plan. Filed as Exhibit 10.7 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.24	Sterling Savings Bank Deferred Compensation Plan, effective date April 1, 2006. Filed as Exhibit 10.6 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2006, dated February 28, 2007 and incorporated by reference herein.

10.25	Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.8 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.26	Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan. Filed as Exhibit 10.12 to Sterling’s Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

12.1	Statement of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21.1	List of Subsidiaries of Sterling.

23.1	Consent of KPMG, LLP.

23.2	Consent of BDO USA, LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS*	XBRL Instance Document. Furnished herewith.

101.SCH*	XBRL Taxonomy Extension Schema. Furnished herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sterling Financial Corporation

We have audited the accompanying consolidated balance sheet of Sterling Financial Corporation as of December 31, 2011, and the related consolidated statement of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Sterling Financial Corporation

Spokane, Washington

We have audited the accompanying consolidated balance sheet of Sterling Financial Corporation as of December 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation at December 31, 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Spokane, Washington

March 8, 2011

Sterling Financial Corporation

Consolidated Balance Sheets

(In thousands)

	December 31, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents:
Interest bearing	$382,330	$341,425
Noninterest bearing	88,269	70,158

Total cash and cash equivalents	470,599	411,583

Restricted cash	20,629	15,681
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,547,876	2,825,010
Held to maturity	1,747	13,464
Loans held for sale (at fair value: $223,638 and $222,216)	273,957	222,216
Loans receivable, net	5,341,179	5,379,081
Accrued interest receivable	32,826	34,087
Other real estate owned, net (“OREO”)	81,910	161,653
Property and equipment, net	84,015	81,094
Bank-owned life insurance (“BOLI”)	174,512	169,288
Core deposit intangible assets, net	12,078	16,929
Mortgage servicing rights, net	23,102	20,604
Other assets	128,807	142,479

Total assets	$9,193,237	$9,493,169

LIABILITIES:
Deposits:
Noninterest bearing	$1,211,628	$992,368
Interest bearing	5,274,190	5,918,639

Total deposits	6,485,818	6,911,007
Advances from Federal Home Loan Bank (“FHLB”)	405,609	407,211
Securities sold under repurchase agreements and funds purchased	1,055,763	1,032,512
Junior subordinated debentures	245,290	245,285
Accrued interest payable	22,575	17,259
Accrued expenses and other liabilities	99,625	109,128

Total liabilities	8,314,680	8,722,402

SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,057,645 and 61,926,187 shares outstanding	1,964,234	1,960,871
Accumulated other comprehensive income (loss)	61,115	(4,179)
Accumulated deficit	(1,146,792)	(1,185,925)

Total shareholders’ equity	878,557	770,767

Total liabilities and shareholders’ equity	$9,193,237	$9,493,169

See notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Interest income:
Loans	$322,435	$359,572	$479,436
MBS	71,216	74,806	108,513
Investments and cash equivalents	10,641	10,755	11,398

Total interest income	404,292	445,133	599,347

Interest expense:
Deposits	59,634	94,707	169,261
Short-term borrowings	1,882	6,517	16,476
Long-term borrowings	47,581	59,882	69,633

Total interest expense	109,097	161,106	255,370

Net interest income	295,195	284,027	343,977
Provision for credit losses	30,000	250,229	681,371

Net interest income (expense) after provision for credit losses	265,195	33,798	(337,394)

Noninterest income:
Fees and service charges	50,073	54,740	58,326
Mortgage banking operations	52,376	62,564	47,298
Gains on sales of securities, net	16,236	25,745	13,467
BOLI	6,448	7,307	6,954
Loan servicing fees	(3,213)	3,762	2,378
Charge on prepayment of debt	0	(11,296)	0
Gains (losses) on other loan sales	4,442	(4,928)	1,074
Other	(34)	(929)	(5,683)

Total noninterest income	126,328	136,965	123,814

Noninterest expense before impairment charge	352,390	395,045	369,974
Goodwill impairment	0	0	227,558

Total noninterest expense	352,390	395,045	597,532

Net income (loss) before income taxes	39,133	(224,282)	(811,112)

Income tax (provision) benefit
Current	(275)	113	51,266
Deferred	275	(113)	(78,248)

Total tax (provision) benefit	0	0	(26,982)

Net income (loss)	39,133	(224,282)	(838,094)
Preferred stock dividends and accretion	0	(11,598)	(17,369)
Other shareholder allocations	0	(520,263)	0

Net income (loss) available to common shareholders	$39,133	$(756,143)	$(855,463)

Earnings (loss) per share—basic	$0.63	$(53.05)	$(1,087.41)

Earnings (loss) per share—diluted	$0.63	$(53.05)	$(1,087.41)

Weighted average shares outstanding—basic	61,955,659	14,253,869	786,701

Weighted average shares outstanding—diluted	62,231,208	14,253,869	786,701

See notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$39,133	$(224,282)	$(838,094)
Other comprehensive income (loss):
Change in unrealized gains or losses on investments and MBS available for sale	86,140	(6,541)	67,825
Less deferred income tax benefit (provision)	(2,384)	11,823	(20,208)
Realized net gains reclassified from other comprehensive income	(18,462)	(25,745)	(13,467)

Net other comprehensive income (loss)	65,294	(20,463)	34,150

Comprehensive income (loss)	$104,427	$(244,745)	$(803,944)

See notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statement of Shareholders’ Equity

(In thousands)

					Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares		Shares	Amount
Balance, January 1, 2009	303,000	$291,964	789,910	$961,520	$(17,866)	$(94,582)	$1,141,036
Accretion of preferred stock	0	2,172	0	0	0	(2,172)	0
Shares issued for direct stock purchases	0	0	205	21	0	0	21
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax	0	0	0	0	34,150	0	34,150
Cash preferred dividends declared	0	0	0	0	0	(15,197)	(15,197)
Equity based compensation and related tax amounts	0	0	962	1,333	0	0	1,333
Net loss	0	0	0	0	0	(838,094)	(838,094)

Balance, December 31, 2009	303,000	294,136	791,077	962,874	16,284	(950,045)	323,249

Accretion of preferred stock	0	1,248	0	0	0	(1,248)	0
Shares issued in direct stock purchases	0	0	360	18	0	0	18
Shares of Series B and D preferred stock and common stock issued	7,300,000	604,592	4,424,242	75,074	0	0	679,666
Preferred stock beneficial conversion feature	0	(604,592)	0	604,592	0	0	0
Shares issued from Series A preferred stock conversion into Series C preferred stock, and simultaneous conversion into common stock	(303,000)	(295,384)	5,738,636	315,248	0	0	19,864
Shares issued from Series B and D preferred stock conversion into common stock	(7,300,000)	0	50,878,788	0	0	0	0
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax	0	0	0	0	(20,463)	0	(20,463)
Preferred dividend	0	0	0	0	0	(10,350)	(10,350)
Equity based compensation and related tax amounts	0	0	85,740	3,065	0	0	3,065
Fraction shares issued in stock split	0	0	7,344	0	0	0	0
Net loss	0	0	0	0	0	(224,282)	(224,282)

Balance, December 31, 2010	0	0	61,926,187	1,960,871	(4,179)	(1,185,925)	770,767

Change in unrealized gain or loss on investments and MBS available for sale	0	0	0	0	65,294	0	65,294
Equity based compensation and related tax amounts	0	0	131,458	3,363	0	0	3,363
Net income	0	0	0	0	0	39,133	39,133

Balance, December 31, 2011	0	$0	62,057,645	$1,964,234	$61,115	$(1,146,792)	$878,557

See notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$39,133	$(224,282)	$(838,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for credit losses	30,000	250,229	681,371
Goodwill impairment	0	0	227,558
Deferred tax asset valuation allowance	0	0	269,000
Net gain on sales of loans	(61,097)	(61,920)	(50,593)
Net gain on sales of investments and MBS	(16,236)	(25,744)	(13,467)
Net loss (gain) on mortgage servicing rights	6,179	(1,125)	101
Stock based compensation	3,363	3,181	2,158
Loss on OREO	67,941	92,738	77,070
Charge on prepayment of debt	0	11,296	0
Increase in cash surrender value of BOLI	(6,213)	(7,307)	(6,954)
Depreciation and amortization	42,651	39,517	37,541
Deferred income tax (provision) benefit	275	(113)	(190,752)
Change in:
Accrued interest receivable	1,261	9,782	13,437
Prepaid expenses and other assets	(1,342)	24,033	4,520
Accrued interest payable	5,316	(4,986)	(19,386)
Accrued expenses and other liabilities	(9,003)	4,249	(6,113)
Proceeds from sales of loans originated for sale	2,076,393	2,485,664	2,705,675
Loans originated for sale	(2,043,236)	(2,455,895)	(2,656,039)

Net cash provided by operating activities	135,385	139,317	237,033

Cash flows from investing activities:
Change in restricted cash	(4,948)	(7,458)	(6,730)
Net (increase) decrease in loans	(337,049)	1,059,719	452,311
Proceeds from sales of loans	91,456	324,328	51,869
Purchase of investments securities	(10,357)	(33,179)	(693,990)
Proceeds from maturities of investments securities	2,012	5,500	764,156
Proceeds from sales of investments securities	30,987	17,534	98,617
Purchase of MBS	(760,519)	(2,325,488)	(851,543)
Principal payments on MBS	533,851	608,776	798,632
Proceeds from sales of MBS	555,353	1,039,143	572,863
Proceeds from BOLI	1,187	0	0
Properties and equipment, net	(15,881)	(3,034)	(15,124)
Improvements and other changes to OREO	(5,613)	(5,434)	(1,993)
Proceeds from sales of OREO	246,609	165,504	104,637

Net cash provided by investing activities	327,088	845,911	1,273,705

See notes to consolidated financial statements.

Sterling Financial Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Net change deposits	$(425,189)	$(864,183)	$(575,217)
Advances from FHLB	0	538,050	220,000
Repayment of advances from FHLB	(1,519)	(1,478,995)	(608,930)
Net change in securities sold subject to repurchase agreements and funds purchased	23,251	(16,634)	(113,877)
Proceeds from stock issuance, net	0	683,334	0
Cash dividends paid to shareholders	0	0	(6,733)

Net cash used in financing activities	(403,457)	(1,138,428)	(1,084,757)

Net change in cash and cash equivalents	59,016	(153,200)	425,981
Cash and cash equivalents, beginning of year	411,583	564,783	138,802

Cash and cash equivalents, end of year	$470,599	$411,583	$564,783

Supplemental disclosures:
Cash paid (refunded) during the period for:
Interest	$103,781	$166,092	$274,756
Income taxes, net	(250)	(49,342)	(69,718)
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	229,194	331,189	200,666
Preferred stock cash dividend accrued	0	10,350	9,563
Conversion of preferred stock into common stock	0	295,384	0
Conversion of preferred stock accrued dividends into common stock	0	19,865	0
Exchange of Treasury warrant	0	3,669	0

See notes to consolidated financial statements.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies:

Business.    Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Savings Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank. Sterling Savings Bank operates in California as Sonoma Bank. In 2012, Sterling Savings Bank intends to operate as Sterling Bank in all of the markets it serves, except California. Sterling Savings Bank offers retail and commercial banking products and services, mortgage lending and investment products to individuals, small businesses, commercial organizations and corporations. As of December 31, 2011, Sterling had assets of $9.19 billion and operated 175 depository branches in Washington, Oregon, Idaho, Montana, and California.

On November 7, 2011, Sterling announced that its subsidiary, Sterling Savings Bank, entered into a purchase and assumption agreement with First Independent Investment Group, Inc. (“FIG”) and its wholly-owned subsidiary, First Independent Bank (“First Independent”), to acquire certain assets and operations, and assume all deposits, of First Independent. The transaction has been approved by the boards of directors of Sterling and FIG and First Independent and the shareholders of FIG and First Independent. The closing of the transaction is subject to various conditions. In January 2012, the required regulatory approval for the transaction was received.

Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Sterling’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Sterling’s consolidated financial position and results of operations.

Cash and Cash Equivalents.    Cash equivalents include investments with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents are deposited with other banks and financial institutions in amounts that may at times exceed the federal insurance limit. Sterling evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies, Continued:

Investments and MBS.    Sterling classifies debt and equity securities as follows:

•

Trading Securities.    Debt or equity securities are classified as trading securities if acquired principally for the purpose of generating a profit from short-term fluctuations in price. As of December 31, 2011, Sterling did not hold any securities that it deems to be trading securities.

•	Available for Sale. Debt and equity securities that are not classified as trading securities or held to maturity are classified as available for sale and are carried at fair value.

•	Held to Maturity. These are investments that management of Sterling has the intent and ability to hold until maturity.

Premiums and discounts are amortized using the effective yield method over the weighted average life of the underlying security as estimated at time of purchase. Realized gains and losses on sales of investments and MBS are recognized in the statement of operations in the period sold using the specific identification method. FHLB stock is carried at cost, and is included in other assets.

Month end security price valuations are provided by a third party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. All models and processes used take into account market convention.

Declines in the fair value of securities below their amortized cost that are other-than-temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the securities, whether it is more likely than not that we will be required to sell the securities before recovery, and whether or not we expect to recover our entire amortized cost basis in the investment. In making this assessment, considerations will include whether the issue is a government or government sponsored security, and whether or not rating downgrades have occurred. The assessment of other-than-temporary impairment includes an assessment of the carrying value of FHLB stock. FHLB stock is not a marketable security, and therefore, its value is primarily attributable to the borrowing capacity it provides. See Note 2.

Loans Receivable.    Loans receivable that management of Sterling has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance net of unamortized origination and commitment fees, direct loan origination costs and an allowance for loan losses.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies, Continued:

Loans that were modified and recorded as troubled debt restructurings (“TDR’s”) occur when a borrower has financial difficulties and Sterling grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extension of payments of principal or interest, or both. TDRs may be the result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. We rarely forgive principal for TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off, if not done so previously. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off any amounts not considered fully collectible. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR. A loan may have the TDR classification removed and returned to an accrual status if a) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and b) the loan is no longer impaired based on the terms of the restructured agreement. The borrower must demonstrate six consecutive monthly restructured loan payments before it can be reviewed for removal of TDR classification under the second criteria. See Note 3.

Allowance for Credit Losses.    The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded credit commitments. In general, determining the amount of the allowance requires significant judgment and the use of estimates by management. Sterling maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and expected losses. This analysis is designed to determine an appropriate level and allocation of the allowance for loan losses among loan classes by considering factors affecting loan losses, including specific and confirmed losses, levels and trends in classified and nonperforming loans, historical loan loss experience, loan migration analysis, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. The reserve for unfunded credit commitments includes loss coverage for loan repurchases arising from mortgage banking activities. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management’s analysis.

The portfolio is grouped into several industry segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based an assessment of qualitative factors. Currently, Sterling is establishing the expected loss rate on loans using losses from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The probability of default is multiplied by the loss given default to calculate the expected losses for each loan class.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies, Continued:

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan risk ratings, value of collateral, repayment ability of borrowers and guarantors, as applicable, and historical experience factors. The historical experience factors utilized and allowances for homogeneous loans (such as residential mortgage loans and consumer loans) are collectively evaluated based upon historical loss experience, loan migration analysis, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each particular lending market.

A loan is considered impaired when, based on current information and events, it is probable that Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, the ability and willingness of guarantors to make payments, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral-dependent.

The fair value of the underlying collateral for real estate loans, which may or may not be collateral-dependent, is determined by using appraisals from qualified external sources. For commercial properties and residential development loans, the external appraisals are reviewed by qualified internal appraisal staff to ensure compliance with appropriate standards and technical accuracy. Appraisals are updated according to regulatory provisions for extensions or restructurings of commercial or residential real estate construction and permanent loans that have not performed within the terms of the original loan. Updated appraisals are also ordered for loans that have not been restructured, but that have stale valuation information (generally defined in the current market as information older than one year) and deteriorating credit quality that warrants classification as substandard.

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

Estimates of fair value may be used for substandard collateral-dependent loans at quarter end if external appraisals are not expected to be completed in time for determining quarter end results or to update values between appraisal dates to reflect recent sales activity of comparable inventory or pending property sales of the subject collateral. During periods of declining real estate values, Sterling may record a specific reserve for impaired loans for which an updated valuation analysis has not been completed within the last quarter. The specific reserve is calculated by applying an estimated fair value adjustment to each loan based on market and property type. Estimates of value are not used to

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies, Continued:

increase a value; however, estimates may be used to recognize deterioration of market values in quarters between appraisal updates. The judgment with respect to recognition of any provision or related charge-off for a confirmed loss also takes into consideration whether the loan is collateral-dependent or whether it is supported by sources of repayment or cash flow beyond the collateral that is being valued. For loans that are deemed to be collateral-dependent, the amount of charge-offs is determined in relation to the collateral’s appraised value. For loans that are not deemed to be collateral-dependent, the amount of charge-offs may differ from the collateral’s appraised value because there is additional support for the loan, such as cash flow from other sources.

The reserve for unfunded credit commitments includes loss exposure from Sterling’s mortgage banking operations. Loans sold into the secondary market are sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with agency guidelines or have post-closing borrower misrepresentations.

While management uses available information to provide for loan losses, the ultimate collectability of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at December 31, 2011. See Note 3.

Loans Held for Sale.    Any loan that management determines will not be held to maturity is classified as held for sale. Residential loans held for sale are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans without applying complex hedge accounting. The fair value of loans held for sale is determined based upon an analysis of investor quoted pricing inputs. Other loan types classified as held for sale are carried at the lower of cost or market.

Loan Origination and Commitment Fees.    Loan origination fees, net of direct origination costs, are deferred and recognized as interest income using the effective yield method. If the related loan is sold, the remaining net amount, which is part of the basis of the loan, is considered in determining the gain or loss on sale.

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

Property and Equipment.    Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives or the related lease terms of the assets. Expenditures for new property and equipment and major renewals or betterments are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the respective property or equipment accounts, and the resulting gains or losses are reflected in operations.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies, Continued:

Other Real Estate Owned.    Prior to foreclosure, Sterling considers all viable alternatives, checks with the proper authorities to ensure the existence of a valid and recorded lien on the property and determines the current market value of the collateral. Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are recorded at fair value, less estimated costs to sell the property and other assets. The fair value of OREO is generally determined using “as is” or disposition values from appraisals obtained by independent appraisers.

An allowance for losses on OREO is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession. Sterling reviews its OREO for impairment in value at least quarterly or whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable. In performing the review, if the fair value, less selling costs, is less than its carrying value, a specific reserve is established as a charge to noninterest expenses. See Note 4.

Core Deposit Intangible Assets.    Core deposit intangibles are amortized over the estimated useful life of the deposit relationship, which is generally eight to 10 years. Core deposit intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment. See Note 7.

Mortgage Servicing Rights and Transfers of Financial Assets.    Gains or losses on “servicing-retained” loan sale transactions generally include a component reflecting the differential between the contractual interest rate of the loan and the interest rate to be received by the investor. The present value of the estimated future profit for servicing the loans and changes in the fair value of any related derivatives, is also taken into account in determining the amount of gain or loss on the sale of these loans. For loans sold servicing-retained, the fair value of mortgage servicing rights is recorded as an asset, with their value estimated using a discounted cash flow methodology to arrive at the present value of future expected earnings from the servicing of the loans. Model inputs include prepayment speeds, market interest rates, contractual interest rates on the loans being serviced, and the amount of other fee income generated over the servicing contract. Mortgage servicing rights are amortized in proportion to, and over the estimated period of the servicing revenues. To the extent the carrying value of mortgage servicing rights exceeds the subsequent fair value estimates, a valuation allowance is recognized. Subsequent recoveries in value are recognized up to the original carrying value of the mortgage servicing rights only to the extent of cumulative valuation adjustments.

Loans sold into the secondary market are considered transfers of financial assets. These transfers are accounted for as sales when control over the asset has been surrendered, which is deemed to have occurred when: an asset does not have any claims to it by the transferor or their creditors, including in bankruptcy or other receivership situations; the transferee obtains the unconditional right to pledge or exchange the asset; or the transfer does not include a repurchase provision above the limited recourse provisions of these loan sales. See Note 5.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies, Continued:

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

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its deferred tax asset. Sterling has determined that it does not at this time meet the required threshold, and accordingly, has a valuation allowance recorded against its net deferred tax asset. During the year ended December 31, 2011, Sterling did not recognize any income tax expense, as the income tax for the period was offset by a reduction in the deferred tax asset valuation allowance. See Note 14.

Earnings (Loss) Per Share.    Earnings (loss) per share—basic is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding during the period. Earnings (loss) per share—diluted is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding, increased by the additional shares that would have been outstanding if all potentially dilutive and contingently issuable shares had been issued. The accounting standards codification requires a two-class method of computing earnings per share for entities that have participating securities such as Sterling’s unvested restricted shares. Application of the two-class method resulted in the equivalent earnings per share as the treasury method. See Note 12.

Stock-Based Compensation.    Stock options and restricted stock issued as compensation are recorded as an expense, over the vesting term of the awards, at their estimated grant date fair value. The Black-Scholes option pricing model is used to estimate the fair value of stock options granted, while the value of restricted stock awards are recorded using the grant date market closing price of Sterling’s common stock. See Note 15 for further discussion, including Black-Scholes model input assumptions.

Comprehensive Income (Loss).    Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses on available for sale securities, and is a separate component of shareholders’ equity. Sterling reports and displays comprehensive income (loss) and its components (revenues, expenses, gains and losses) on its Statement of Comprehensive Income (Loss).

Derivatives and Hedging.    Sterling may enter into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various unaffiliated counterparties (“broker-dealers”). Both customer and broker-dealer related interest rate derivatives are carried at fair value by Sterling.

As part of its mortgage banking activities, Sterling makes commitments to prospective borrowers on residential mortgage loan applications, which may have the interest rates locked for a period of 10 to 60 days (“interest rate lock commitments”). These interest rate lock commitments, and loans held for sale that have not been committed to investors, give rise to interest rate risk. Sterling hedges the interest rate risk arising from these mortgage banking activities by entering into forward sales agreements on MBS with third parties (“forward commitments”). See Note 17.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies, Continued:

Reclassifications.    Certain amounts in prior period financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the accumulated deficit or net loss as previously reported.

Recent Accounting Pronouncements.    In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance was phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period effective March 31, 2011. The troubled debt restructuring disclosures in this ASU became effective July 1, 2011. See Note 3.

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

In April 2011, the FASB issued ASU 2011-3, “Reconsideration of Effective Control for Repurchase Agreements.” This update to codification topic 860 revises the assessment of effective control for purposes of determining if a reverse repurchase agreement should be accounted for as a sale, compared with a secured borrowing. ASU 2011-3 became effective for Sterling on January 1, 2012, and is not expected to have a material effect on Sterling’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update to codification topic 820 clarifies the application of existing fair value measurement and disclosure requirements, and implements changes to the codification that align U.S. GAAP and IFRS. This update became effective for Sterling on January 1, 2012, and is not expected to have a material effect on Sterling’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income.” This update to codification topic 220 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders equity, and requires a presentation of comprehensive income either on the face of the income statement, or on a separate schedule immediately following the income statement. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. This update was adopted by Sterling during 2011, and did not have a material effect on Sterling’s consolidated financial statements.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

1. Significant Accounting Policies, Continued:

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. This standard could add additional disclosures if applicable to Sterling. However, it is not expected to have a material impact on Sterling’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Sterling currently does not have any goodwill recorded, but this standard will be applicable to goodwill recorded in future periods.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

2. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
Available for sale
MBS	$2,265,207	$55,760	$(33)	$2,320,934
Municipal bonds	195,512	13,338	(1,394)	207,456
Other	24,923	2	(5,439)	19,486

Total	$2,485,642	$69,100	$(6,866)	$2,547,876

Held to maturity
Tax credits	$1,747	$0	$0	$1,747

Total	$1,747	$0	$0	$1,747

December 31, 2010
Available for sale
MBS	$2,598,086	$30,017	$(25,493)	$2,602,610
Municipal bonds	208,588	949	(8,394)	201,143
Other	24,821	2	(3,566)	21,257

Total	$2,831,495	30,968	(37,453)	2,825,010

Held to maturity
Tax credits	$13,464	$0	$0	$13,464

Total	$13,464	$0	$0	$13,464

Sterling’s MBS portfolio is comprised primarily of residential agency securities. As of December 31, 2011 and 2010, MBS also included $17.4 million and $48.4 million, respectively, of nonagency collateralized mortgage obligations. Other available for sale securities primarily consist of a single issuer trust preferred security at December 31, 2011 and 2010. During the second quarter of 2011, Sterling sold $10.5 million of tax credit investments in low income housing partnerships. Prior to the sale, there was not a liquid market for these investments. The sale was driven by the absence of a current tax burden for Sterling, combined with monthly expenses associated with the tax credits. The sale resulted in a loss of $2.2 million. Total sales of Sterling’s securities during the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Years ended:
December 31, 2011	$586,340	$18,771	$2,535
December 31, 2010	1,056,677	35,546	9,804
December 31, 2009	671,480	24,729	11,262

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

2. Investments and MBS, Continued:

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of December 31, 2011 and 2010, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(In thousands)
December 31, 2011
Municipal bonds	$0	$0	$17,289	$(1,394)	$17,289	$(1,394)
MBS	1,419	(12)	24,726	(21)	26,145	(33)
Other	0	0	19,479	(5,439)	19,479	(5,439)

Total	$1,419	$(12)	$61,494	$(6,854)	$62,913	$(6,866)

December 31, 2010
Municipal bonds	$89,364	$(3,193)	47,101	(5,201)	$136,465	$(8,394)
MBS	1,460,173	(25,493)	0	0	1,460,173	(25,493)
Other	0	0	21,250	(3,566)	21,250	(3,566)

Total	$1,549,537	$(28,686)	68,351	(8,767)	$1,617,888	$(37,453)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities as of December 31, 2011, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$0	$0	$457	$457
Due after one year through five years	0	0	0	0
Due after five years through ten years	0	0	191,946	196,015
Due after ten years	1,747	1,747	2,293,239	2,351,404

Total	$1,747	$1,747	$2,485,642	$2,547,876

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in a loss. There were no investment securities that management identified to be other-than-temporarily impaired at December 31, 2011, because Sterling expects the return of all principal and interest on all securities within its investment and MBS portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and believes it is unlikely that Sterling would be required to sell these investments before a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. As of

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

2. Investments and MBS, Continued:

December 31, 2011, Sterling held nonagency collateralized mortgage obligations with an amortized book value of $17.1 million, and a net unrealized gain of $281,000. All nonagency collateralized mortgage obligations are internally monitored monthly and independently stress-tested quarterly for both credit quality and collateral strength, and are AAA rated according to at least one major rating agency. The vintage, or year of issuance, for these nonagency securities ranges from 2003 to 2005. As of December 31, 2011, Sterling held municipal bonds with an amortized book value of $195.5 million, and a net unrealized gain of $11.9 million. Sterling reviews its municipal bonds for impairment at least quarterly. Approximately 90% of Sterling’s municipal bonds held as of December 31, 2011 were general obligation bonds. Additionally, as of December 31, 2011, Sterling held a single issuer trust preferred security issued by JP Morgan Chase with an amortized book value of $24.9 million, and a net unrealized loss of $5.4 million. Interest payments have not been deferred, and as of December 31, 2011, the security was rated A2 by Moody’s. Sterling currently expects to collect all amounts due according to the contractual terms of the investment.

3. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	December 31, 2011	December 31, 2010
	(In thousands)
Residential real estate	$688,020	$758,410
Commercial real estate (CRE):
Investor CRE	1,275,667	1,314,657
Multifamily	1,001,479	517,022
Construction	174,608	525,668

Total commercial real estate	2,451,754	2,357,347
Commercial
Owner Occupied CRE	1,272,461	1,238,744
Commercial & Industrial (C&I)	431,693	531,682

Total commercial	1,704,154	1,770,426
Consumer	674,961	744,068

Gross loans receivable	5,518,889	5,630,251
Deferred loan fees, net	(252)	(4,114)
Allowance for loan losses	(177,458)	(247,056)

Net loans receivable	$5,341,179	$5,379,081

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $4.02 billion and $1.52 billion as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and 2010, the unamortized portion of net discounts on acquired loans was $4.3 million and $5.3 million, respectively.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

3. Loans Receivable and Allowance for Credit Losses, Continued:

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2011
Loans receivable, gross:
Individually evaluated for impairment	$18,301	$149,578	$74,041	$1,192	$0	$243,112
Collectively evaluated for impairment	669,719	2,302,176	1,630,113	673,769	0	5,275,777

Total loans receivable, gross	$688,020	$2,451,754	$1,704,154	$674,961	$0	$5,518,889

Allowance for loan losses:
Individually evaluated for impairment	$872	$11,170	$4,206	$57	$0	$16,305
Collectively evaluated for impairment	14,325	80,552	33,840	13,370	19,066	161,153

Total allowance for loan losses	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458

December 31, 2010
Loans receivable, gross:
Individually evaluated for impairment	$74,994	$459,217	$80,879	$4,852	$0	$619,942
Collectively evaluated for impairment	683,416	1,898,130	1,689,547	739,216	0	5,010,309

Total loans receivable, gross	$758,410	$2,357,347	$1,770,426	$744,068	$0	$5,630,251

Allowance for loan losses:
Individually evaluated for impairment	$1,239	$29,694	$6,688	$33	$0	$37,654
Collectively evaluated for impairment	16,068	95,213	50,263	14,612	33,246	209,402

Total allowance for loan losses	$17,307	$124,907	$56,951	$14,645	$33,246	$247,056

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

3. Loans Receivable and Allowance for Credit Losses, Continued:

The following tables present a roll-forward by segment of the allowance for credit losses for the years ended December 31, 2011, 2010 and 2009, respectively:

	Residential Real Estate	Commercial Real Esate	Commercial	Consumer	Unallocated	Total
	(In thousands)
2011
Allowance for loan losses:
Beginning balance, January 1	$17,307	$124,907	$56,951	$14,645	$33,246	$247,056
Provisions	15,024	19,129	2,708	5,819	(14,180)	28,500
Charge-offs	(18,553)	(73,379)	(28,369)	(8,868)	0	(129,169)
Recoveries	1,419	21,065	6,756	1,831	0	31,071

Ending balance, December 31	15,197	91,722	38,046	13,427	19,066	177,458

Reserve for unfunded credit commitments:
Beginning balance, January 1	3,189	4,157	1,515	817	1,029	10,707
Provisions	2,817	(1,836)	281	970	(732)	1,500
Charge-offs	(2,178)	0	0	0	0	(2,178)
Recoveries	0	0	0	0	0	0

Ending balance, December 31	3,828	2,321	1,796	1,787	297	10,029

Total credit allowance	$19,025	$94,043	$39,842	$15,214	$19,363	$187,487

2010
Allowance for loan losses:
Beginning balance, January 1	$28,319	$236,501	$59,136	$19,198	$289	$343,443
Provisions	24,204	151,323	33,764	8,343	32,957	250,591
Charge-offs	(37,347)	(283,578)	(41,165)	(14,765)	0	(376,855)
Recoveries	2,131	20,661	5,216	1,869	0	29,877

Ending balance, December 31	17,307	124,907	56,951	14,645	33,246	247,056

Reserve for unfunded credit commitments:
Beginning balance, January 1	798	9,228	1,952	1,107	(1,118)	11,967
Provisions	3,291	(5,071)	(437)	(290)	2,147	(360)
Charge-offs	(900)	0	0	0	0	(900)
Recoveries	0	0	0	0	0	0

Ending balance, December 31	3,189	4,157	1,515	817	1,029	10,707

Total credit allowance	$20,496	$129,064	$58,466	$15,462	$34,275	$257,763

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

3. Loans Receivable and Allowance for Credit Losses, Continued:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(In thousands)
2009
Allowance for loan losses:
Beginning balance, January 1	$8,147	$136,786	$40,027	$14,608	$8,797	$208,365
Provisions	51,267	542,903	86,757	18,319	(8,508)	690,738
Charge-offs	(31,401)	(449,995)	(69,871)	(15,397)	0	(566,664)
Recoveries	306	6,807	2,223	1,668	0	11,004

Ending balance, December 31	28,319	236,501	59,136	19,198	289	343,443

Reserve for unfunded credit commitments:
Beginning balance, January 1	133	17,436	2,980	785	0	21,334
Provisions	665	(8,208)	(1,028)	322	(1,118)	(9,367)
Charge-offs	0	0	0	0	0	0
Recoveries	0	0	0	0	0	0

Ending balance, December 31	798	9,228	1,952	1,107	(1,118)	11,967

Total credit allowance	$29,117	$245,729	$61,088	$20,305	$(829)	$355,410

In establishing its allowance for loan losses, Sterling groups its loan portfolio into several portfolio segments for homogeneous loans. The groups are further segregated based on internal risk ratings. Both qualitative and quantitative data are considered in determining the probability of default and loss given default for each group of loans. The probability of default and loss given default are used to calculate an expected loss rate which is multiplied by the loan balance in each category to determine the general allowance for loan losses. During 2011, Sterling enhanced the calculation of the probability of default by quantifying its assessment of the qualitative factors. This enhancement did not impact the overall level of the allowance for loan losses. If a loan is determined to be impaired, Sterling performs an individual evaluation of the loan. The individual evaluation compares the present value of the expected future cash flows or the fair value of the underlying collateral to the recorded investment in the loan. The results of the individual impairment evaluation could determine the need to record a charge-off or a specific reserve.

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

3. Loans Receivable and Allowance for Credit Losses, Continued:

•

Substandard—asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified have well-defined weaknesses. They are characterized by the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected.

•

Doubtful/Loss—a Doubtful asset has the weaknesses of those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is considered uncollectible and/or of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off an asset that is no longer deemed to have financial value, even though partial recovery may be recognized in the future.

The following table presents credit quality indicators for Sterling’s loan portfolio by loan class as of December 31, 2011 and 2010, grouped according to internally assigned risk ratings and payment activity:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total
	(In thousands)
December 31, 2011
Pass	$643,071	$1,116,991	$975,583	$51,284	$1,123,796	$385,643	$663,829	$4,960,197
Special mention	14,031	83,372	9,901	24,578	54,009	25,334	4,166	215,391
Substandard	30,046	70,412	15,279	93,185	90,613	19,355	6,909	325,799
Doubtful/Loss	872	4,892	716	5,561	4,043	1,361	57	17,502

Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889

Restructured	$17,638	$4,366	$0	$38,833	$13,519	$2,583	$0	$76,939
Nonaccrual	25,265	47,827	5,867	56,385	59,752	9,296	5,829	210,221

Nonperforming	42,903	52,193	5,867	95,218	73,271	11,879	5,829	287,160
Performing	645,117	1,223,474	995,612	79,390	1,199,190	419,814	669,132	5,231,729

Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889

December 31, 2010
Pass	$638,273	$1,047,239	$446,363	$68,099	$1,028,246	$446,066	$718,831	$4,393,117
Special mention	15,670	91,870	29,566	89,524	66,908	22,772	7,074	323,384
Substandard	104,467	175,548	41,093	368,045	142,775	62,578	18,163	912,669
Doubtful/Loss	0	0	0	0	815	266	0	1,081

Total	$758,410	$1,314,657	$517,022	$525,668	$1,238,744	$531,682	$744,068	$5,630,251

Restructured	$20,569	$10,856	$0	$57,662	$12,615	$6,683	$119	$108,504
Nonaccrual	70,842	95,229	23,541	277,992	65,220	5,455	7,854	546,133

Nonperforming	91,411	106,085	23,541	335,654	77,835	12,138	7,973	654,637
Performing	666,999	1,208,572	493,481	190,014	1,160,909	519,544	736,095	4,975,614

Total	$758,410	$1,314,657	$517,022	$525,668	$1,238,744	$531,682	$744,068	$5,630,251

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

3. Loans Receivable and Allowance for Credit Losses, Continued:

Aging by class for Sterling’s loan portfolio as of December 31, 2011 and 2010 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total
	(In thousands)
December 31, 2011
30—59 days past due	$5,718	$3,354	$1,523	$11,830	$19,967	$1,741	$4,167	$48,300
60—89 days past due	4,585	3,954	193	879	4,233	520	2,258	16,622
90 days or more past due	20,207	33,759	3,178	68,024	40,987	7,871	5,054	179,080

Total past due	30,510	41,067	4,894	80,733	65,187	10,132	11,479	244,002
Current	657,510	1,234,600	996,585	93,875	1,207,274	421,561	663,482	5,274,887

Total Loans	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889

90 days or more past due and accruing	$0	$0	$0	$0	$0	$0	$0	$0

December 31, 2010
30—59 days past due	$10,273	$4,251	$3,235	$27,251	$9,968	$3,027	$5,650	$63,655
60—89 days past due	4,179	7,089	6,146	15,419	3,578	521	1,837	38,769
90 days or more past due	35,544	34,517	6,428	232,140	47,235	5,262	4,834	365,960

Total past due	49,996	45,857	15,809	274,810	60,781	8,810	12,321	468,384
Current	708,414	1,268,800	501,213	250,858	1,177,963	522,872	731,747	5,161,867

Total Loans	$758,410	$1,314,657	$517,022	$525,668	$1,238,744	$531,682	$744,068	$5,630,251

90 days or more past due and accruing	$0	$0	$0	$0	$0	$0	$0	$0

Sterling considers its nonperforming loans to be impaired loans. The following table summarizes impaired loans by class as of December 31, 2011 and 2010:

	Unpaid Principal Balance		Book Balance			Year Ended December 31, 2011
		Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve	Average Book Balance	Interest Income Recognized
	(In thousands)
December 31, 2011
Residential real estate	$52,023	$9,120	$38,519	$4,384	$872	$67,157	$992
Investor CRE	70,517	18,324	31,503	20,690	4,892	79,139	2,245
Multifamily	6,185	318	4,496	1,371	716	14,704	804
Construction	133,588	38,370	43,281	51,937	5,562	215,436	1,401
Owner Occupied CRE	89,604	16,333	48,194	25,077	4,043	75,553	2,757
C&I	25,497	13,618	11,207	672	163	12,009	460
Consumer	6,613	784	5,246	583	57	6,901	0

Total	$384,027	$96,867	$182,446	$104,714	$16,305	$470,899	$8,659

December 31, 2010
Residential real estate	$114,401	$22,990	$27,956	$63,455	$1,239
Investor CRE	135,366	29,281	30,400	75,685	7,859
Multifamily	30,464	6,923	8,326	15,215	1,158
Construction	539,329	203,675	65,617	270,037	20,676
Owner Occupied CRE	101,503	23,668	34,811	43,024	6,689
C&I	40,608	28,470	12,138	0	0
Consumer	12,740	4,767	4,353	3,620	33

Total	$974,411	$319,774	$183,601	$471,036	$37,654

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

3. Loans Receivable and Allowance for Credit Losses, Continued:

Interest income of $8.7 million, $8.9 million, and $5.1 million was recorded during the years ended December 31, 2011, 2010, and 2009, respectively, on nonperforming loans. The average balance of nonperforming loans during the years ended December 31, 2011, 2010, and 2009, was $470.9 million, $840.5 million and $688.3 million, respectively.

The following table presents by class TDR’s recorded during the year ended December 31, 2011:

	Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(In thousands, except number of contracts)
Residential real estate	1	$1,372	$1,372
Investor CRE	8	3,271	3,282
Multifamily	0	0	0
Construction	3	23,701	24,348
Owner Occupied CRE	6	14,411	14,502
C&I	6	4,384	3,944
Consumer	0	0	0

Total(1)	24	$47,139	$47,448

(1)	Amounts exclude specific loan loss reserves.

The majority of TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of December 31, 2011, Sterling had specific reserves of $4.7 million on TDRs, which were restructured during the year ended December 31, 2011. No loans were removed from TDR status during the year ended December 31, 2011. The following table shows the post-modification recorded investment by class for TDRs restructured during the year ended December 31, 2011 by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Capitalized Interest into Principal Balance	Forgiveness of Principal and/or Interest	Total
	(In thousands)
Residential real estate	$0	$1,372	$0	$0	$1,372
Investor CRE	0	1,856	1,426	0	3,282
Multifamily	0	0	0	0	0
Construction	2,816	2,302	0	19,230	24,348
Owner Occupied CRE	10,159	0	0	4,343	14,502
C&I	576	3,368	0	0	3,944
Consumer	0	0	0	0	0

	$13,551	$8,898	$1,426	$23,573	$47,448

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

3. Loans Receivable and Allowance for Credit Losses, Continued:

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. TDR’s by class that were restructured and subsequently defaulted during the year ended December 31, 2011, were as follows:

	Number of Contracts	Recorded Investment at Default
	(In thousands, except number of contracts)
Residential real estate	0	$0
Investor CRE	1	223
Multifamily	0	0
Construction	0	0
Owner Occupied CRE	0	0
C&I	0	0
Consumer	0	0

Total	1	$223

4. OREO:

At the applicable foreclosure date, OREO is recorded at the fair value of the real estate, less the estimated costs to sell. The carrying value of OREO is periodically evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in OREO and the related allowance were as follows for the periods presented:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
OREO:
Beginning balance, January 1	$161,653	$83,272	$62,320
Additions	177,881	265,115	156,449
Valuation adjustments	(22,209)	(36,759)	(31,021)
Sales	(241,028)	(155,409)	(106,130)
Other changes	5,613	5,434	1,654

Ending balance, December 31	$81,910	$161,653	$83,272

Allowance, OREO:
Beginning balance, January 1	$21,799	$8,204	$17,555
Provision	22,209	36,759	31,021
Charge-offs	(27,731)	(23,164)	(40,372)

Ending balance, December 31	$16,277	$21,799	$8,204

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

5. Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The following table presents an analysis of the changes in mortgage servicing rights (“MSR”), related allowance, and unpaid principal balances of loans serviced for others as of the dates indicated:

	2011	2010
	(In thousands)
Mortgage servicing rights, January 1	$20,604	$12,062
Originated servicing	14,330	10,874
Amortization	(5,641)	(3,447)
Adjustment to fair value	(6,191)	1,115

Mortgage servicing rights, December 31	$23,102	$20,604

Allowance—MSR, January 1	$1,116	$2,231
Additions	6,981	3,327
Recoveries	(790)	(4,442)

Allowance—MSR, December 31	$7,307	$1,116

Balance of loans serviced for others
Residential	$2,915,817	$1,941,019
Commercial real estate	1,276,742	1,508,570
Commercial	116,724	89,686

Total	$4,309,283	$3,539,275

As of December 31, 2011, the residential portion of MSR was capitalized at approximately 70 basis points of the unpaid principal balance of residential loans serviced for others, compared with at 92 basis points as of December 31, 2010. Valuation inputs used in determining the fair value of MSR included:

	December 31,
	2011	2010
Key assumptions
Weighted average prepayment speed	19.4%	10.1%
Weighted average discount rate	10.2%	10.5%

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

6. Property and Equipment:

The components of property and equipment are as follows:

	December 31,		Estimated Useful Life
	2011	2010
	(In thousands)
Buildings and improvements	$64,002	$56,443	20-40 years
Furniture, fixtures, equipment and computer software	88,516	84,228	3-10 years
Leasehold improvements	19,267	19,260	5-20 years

	171,785	159,931
Less accumulated depreciation and amortization	(99,241)	(90,309)

	72,544	69,622
Land	11,471	11,472

Total property and equipment, net	$84,015	$81,094

7. Core Deposit Intangible Assets:

The carrying value of core deposit intangibles at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Gross carrying value	$43,446	$43,446
Accumulated amortization	(31,368)	(26,517)

Net carrying value	$12,078	$16,929

The values of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship, which is generally eight to 10 years. Core deposit intangible amortization expense was $4.9 million over each of the last three years. Core deposit intangible amortization expense over the next five years is projected as follows:

Years Ending December 31,	Amount
(In thousands)
2012	$4,845
2013	4,532
2014	1,738
2015	963
2016	0

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

8. Deposits:

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(In thousands)
Noninterest-bearing transaction	$1,211,628	19%	$992,368	15%
Interest-bearing transaction	521,037	8	497,395	7
Savings and MMDA	2,092,283	32	1,886,425	27
Time deposits	2,660,870	41	3,534,819	51

Total deposits	$6,485,818	100%	$6,911,007	100%

Average cost of deposits during the year		0.90%		1.31%

At December 31, 2011, the scheduled maturities of time deposit accounts are as follows:

	Amount	Weighted Average Interest Rate
	(In thousands)
Due within 1 year	$1,688,656	1.13%
Due in 1 to 2 years	395,142	2.18
Due in 2 to 3 years	175,997	2.36
Due in 3 to 4 years	103,546	2.60
Due in 4 to 5 years	236,053	2.13
Due after 5 years	61,476	3.39

	$2,660,870	1.56%

At December 31, 2011, the remaining maturities of time deposit accounts with a minimum balance of $100,000 were as follows:

December 31, 2011
(In thousands)
Three months or less	$303,311
After three months through six months	168,507
After six months through twelve months	281,554
After twelve months	390,172

$1,143,544

The components of interest expense associated with deposits are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Transaction accounts	$504	$1,918	$2,534
Savings and MMDA	7,004	10,180	15,941
Time deposits	52,126	82,609	150,786

	$59,634	$94,707	$169,261

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

9. Advances from Federal Home Loan Bank:

Sterling Savings Bank has a secured credit line with the FHLB of Seattle. At December 31, 2011 and 2010, this credit line represented a total borrowing capacity of $1.86 billion and $765.0 million, of which $1.56 billion and $459.3 million was available, respectively. The advances from FHLB are repayable as follows:

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(In thousands)
Due within 1 year	$300,000	0.28%	$1,333	5.97%
Due in 1 to 2 years	69,164	2.95	300,000	0.23
Due in 2 to 3 years	5,000	3.12	69,269	2.96
Due in 3 to 4 years	550	2.84	5,000	3.12
Due in 4 to 5 years	245	8.08	550	2.84
Due after 5 years	30,650	4.34	31,059	4.39

	$405,609	1.09%	$407,211	1.06%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Sterling is required to hold FHLB stock. As of both December 31, 2011 and 2010, Sterling held approximately $100 million of FHLB stock, which is included as a component of other assets on the consolidated balance sheet. The FHLB of Seattle has experienced losses from credit-related charges associated with projected losses on their investments in nonagency MBS, and is currently unable to repurchase or redeem capital stock or to pay dividends. FHLB stock does not have a readily determinable fair value and the equity ownership rights are more limited than would be the case for ownership rights in a public company. FHLB stock is viewed as a long term investment and as a restricted investment security carried at cost. Sterling has evaluated its FHLB stock held at December 31, 2011, and determined there was no other-than-temporary impairment.

10. Securities Sold Under Repurchase Agreements:

Sterling sells securities under agreements to repurchase the same or similar securities (“reverse repurchase agreements”). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability on the consolidated balance sheet. The securities underlying these agreements continue to be held by Sterling, but the title has been transferred to the counterparties to the agreements. The risk of default under such agreements is limited by the financial strength of these broker/dealers and the level of borrowings relative to the market value of pledged securities. At both December 31, 2011 and 2010, under the reverse repurchase agreements, Sterling had pledged as collateral $1.28 billion and $1.70 billion, respectively, of investments and MBS. The average balances of reverse repurchase agreements were $1.05 billion and $1.03 billion during the years ended December 31, 2011 and 2010, respectively. The maximum amount outstanding at any month end during these same periods was $1.06 billion and $1.04 billion, respectively.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

10. Securities Sold Under Repurchase Agreements, Continued:

At December 31, 2011 and 2010, borrowings under reverse repurchase agreements are contractually repayable as follows. Actual repayments may vary due to default and call provisions:

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(In thousands)
Due within 1 yr	$205,763	3.08%	$32,512	0.33%
Due within 2 yrs	100,000	3.00	150,000	4.19
Due within 3 yrs	0	0.00	100,000	3.00
Due within 4 yrs	150,000	3.76	0	0.00
Due within 5 yrs	100,000	3.97	150,000	3.76
Thereafter	500,000	3.90	600,000	3.91

	$1,055,763	3.64%	$1,032,512	3.73%

11. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and issuance of junior subordinated debenture securities, and the assumption of similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the trusts, payment of call premiums. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and has continued to defer these payments through December 31, 2011. As of December 31, 2011 and 2010, the accrued deferred interest was $15.6 million and $9.4 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods without triggering an event of default. Details of the junior subordinated debentures are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Next Call Date	Rate at December 31, 2011			Amount
	(In thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Jan 2012	Floating	1.77%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	Mar 2012	Floating	2.18		51,547
Sterling Capital Trust VII	June 2006	June 2036	Mar 2012	Floating	2.07		56,702
Lynnwood Capital Trust II	June 2005	June 2035	Mar 2012	Floating	2.35		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Mar 2012	Floating	3.75		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	Mar 2012	Floating	3.82		20,619
Sterling Capital Trust IV	May 2003	May 2033	Feb 2012	Floating	3.61		10,310
Sterling Capital Trust III	April 2003	April 2033	Jan 2012	Floating	3.68		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	Mar 2012	Floating	3.72		9,445
Klamath First Capital Trust I	July 2001	July 2031	Jan 2012	Floating	4.18		15,222

					2.62	%*	$245,290

*	Weighted average rate

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

12. Earnings (Loss) Per Share:

The following table presents the basic and diluted earnings per common share computations:

	2011	2010	2009
	(In thousands, except shares and per share amounts)
Numerator:
Net income (loss) available to common shareholders	$39,133	$(756,143)	$(855,463)
Denominator:
Weighted average shares outstanding—basic	61,955,659	14,253,869	786,701
Dilutive securities outstanding	275,549	0	0

Weighted average shares outstanding—diluted	62,231,208	14,253,869	786,701

Earnings (loss) per share—basic	$0.63	$(53.05)	$(1,087.41)

Earnings (loss) per share—diluted	$0.63	$(53.05)	$(1,087.41)

Antidilutive securities outstanding (weighted average):
Stock options	16,511	20,700	30,154
Warrants	0	954,754	97,541
Restricted shares	4,728	20,754	2,972

Total antidilutive securities outstanding	21,239	996,208	130,667

Prior period share and per share amounts disclosed in this footnote, as well as all other prior period share and per share amounts disclosed in these financial statements, have been restated to reflect the 1-for-66 reverse stock split that was effected in November 2010. See Note 16 for details of warrants outstanding.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

13. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Employee compensation and benefits	$171,643	$168,793	$164,198
OREO operations	41,500	62,578	48,041
Occupancy and equipment	39,878	39,643	42,668
Insurance	16,471	34,704	30,585
Data processing	24,171	23,116	20,779
Professional fees	13,902	22,394	18,464
Depreciation	12,184	13,391	14,041
Advertising	10,017	11,536	12,576
Amortization of core deposit intangibles	4,851	4,898	4,898
Travel and entertainment	5,420	3,975	4,758
Other	12,353	10,017	8,966

Noninterest expense before impairment charge	352,390	395,045	369,974
Goodwill impairment	0	0	227,558

Total noninterest expense	$352,390	$395,045	$597,532

14. Income Taxes:

The components of income tax expense (benefit) included in the consolidated statements of income were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current income taxes:
Federal	$(248)	$(102)	$(50,958)
State	(27)	(11)	(308)

Total current income taxes	(275)	(113)	(51,266)
Deferred income taxes:
Federal	248	102	74,002
State	27	11	4,246

Total deferred income taxes	275	113	78,248

Total income tax expense	$0	$0	$26,982

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

14. Income Taxes, Continued:

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2011		2010
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Net operating loss carry-forwards—federal	$250,946	$0	$232,749	$0
Net operating loss carry-forwards—state	22,110	0	22,718	0
Allowance for losses on loans	75,393	0	102,852	0
Deferred compensation	12,485	0	11,197	0
Tax credits—federal	7,587	0	5,032	0
Tax credits—state	4,167	0	2,934	0
Purchase accounting discounts	1,470	0	1,874	0
Nonaccrual loans	2,167	0	2,555	0
FHLB Seattle dividends	0	16,486	0	16,592
Unrealized gains and losses on available-for-sale securities	0	22,670	2,305	0
Deferred loan fees	0	5,162	0	5,864
Mortgage servicing rights	0	8,169	0	7,369
Purchase accounting premiums	2,407	0	3,829	0
Fair value adjustments	0	3,093	0	806
Prepaid expenses	0	1,945	0	2,239
Office properties and equipment	1,058	0	391	0
ASC 740 (FIN 48)—Temporary Differences	0	9	815	0
Bonus accrual	2,138	0	2,187	0
Deferred rent	1,063	0	1,093	0
Charitable contributions	755	0	622	0
Intangibles	6	0	0	847
Other	1,231	0	2,927	0

	$384,983	$57,534	$396,080	$33,717

Sterling uses an estimate of future earnings and an evaluation of its loss carry-back ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its deferred tax assets. Sterling determined that it did not meet the required threshold as of December 31, 2011 and 2010, and accordingly, had a full valuation allowance recorded against its net deferred tax asset. As of December 31, 2011, the reserved net deferred tax asset was approximately $327 million, including approximately $285 million of net operating loss and tax credit carry-forwards. This is compared with a reserved deferred tax asset of approximately $359 million, including approximately $263 million of net operating loss and tax credit carry-forwards, as of December 31, 2010. As of December 31, 2011, the net operating loss carry-forwards represented the tax effect of $714.7 million of federal operating loss carry-forwards, $444.2 million of state operating loss carry-forwards, federal tax credits of $7.6 million, and state tax credits of $4.2 million. These operating loss carry-forwards and tax credits expire between 2020 and 2023.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

14. Income Taxes, Continued:

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

The following table summarizes the calculation of Sterling’s effective tax rates for the periods presented:

	Years Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax provision at the federal statutory rate	$13,697	35.0%	$(78,499)	35.0%	$(283,889)	35.0%
Tax effect of:
Deferred tax valuation allowance	(9,754)	(25.0)	90,000	(40.1)	269,000	(33.2)
Goodwill impairment	0	0.0	0	0.0	64,219	(7.9)
State taxes, net of federal benefit	0	0.0	(7,116)	3.1	(16,383)	2.0
Tax-exempt interest	(2,475)	(6.3)	(2,158)	1.0	(3,026)	0.4
Bank owned life insurance	(2,257)	(5.8)	(2,557)	1.1	(2,434)	0.3
Tax credits	(637)	(1.6)	(1,912)	0.9	(2,221)	0.3
Other, net	1,426	3.7	2,242	(1.0)	1,716	(0.2)

	$0	0.0%	$0	0.0%	$26,982	-3.3%

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods presented:

	2011	2010	2009
	(In thousands)
Balance at January 1	$1,586	$6,330	$4,622
Additions—current year tax positions	75	65	5,227
Additions—prior year tax positions	0	0	0
Reductions—prior year tax positions	(1,136)	(4,809)	(3,519)

Balance at December 31	$525	$1,586	$6,330

Included in income tax expense for the years ended December 31, 2011, 2010 and 2009 were interest and penalties of $0, $0 and $114,000, respectively. At December 31, 2011 and 2010, the accrued balance for these potential penalties and interest totaled $148,000 and $206,000, respectively. Sterling’s tax positions for the years 2007 through 2011 remain subject to review by federal and state taxing authorities. It is reasonably possible that unrecognized tax positions may decrease by $8,000 due to expiration of applicable statutes within the next 12 months. Realization of $510,000 of unrecognized tax benefits would result in a favorable impact to the effective tax rate. However, based upon conditions existing as of December 31, 2011, recognition of a benefit would result in a deferred tax asset that would be subject to a valuation allowance.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

15. Stock Based Compensation:

The following table presents a summary of restricted stock activity during the periods presented:

	Restricted Stock
	Number	Weighted Average Grant Price
Balance, January 1, 2009	4,339	$1,330.19
Granted	3,966	122.10
Vested	(1,321)	1,306.91
Expired	0	0.00
Forfeited	(2,984)	687.45

Outstanding, December 31, 2009	4,000	$619.55

Balance, January 1, 2010	4,000	$619.55
Granted	488,040	16.39
Vested	(121,935)	23.05
Expired	0	0.00
Forfeited	(1,300)	723.41

Outstanding, December 31, 2010	368,805	$18.24

Balance, January 1, 2011	368,805	$18.24
Granted	130,021	17.18
Vested	(163,680)	18.50
Expired	0	0.00
Forfeited	(33,773)	16.63

Outstanding, December 31, 2011	301,373	$17.82

Prior period share and per share amounts disclosed in this footnote, as well as all other prior period share and per share amounts disclosed in these financial statements, have been restated to reflect the 1-for-66 reverse stock split that was effected in November 2010.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

15. Stock Based Compensation, Continued:

The following table presents a summary of stock option activity during the periods presented:

	Stock Options
	Number	Weighted Average Exercise Price
Balance, January 1, 2009	30,215	$1,481.42
Granted	2,822	122.10
Exercised	0	0.00
Expired	(3,671)	1,143.74
Cancelled	(434)	1,588.89

Outstanding, December 31, 2009	28,932	$1,390.07

Exercisable, December 31, 2009	21,328	$1,506.15

Balance, January 1, 2010	28,932	$1,390.07
Granted	0	0.00
Exercised	0	0.00
Expired	(9,195)	1,449.05
Cancelled	(817)	1,469.48

Outstanding, December 31, 2010	18,920	$1,357.97

Exercisable, December 31, 2010	14,655	$1,497.94

Balance, January 1, 2011	18,920	$1,357.97
Granted	0	0.00
Exercised	0	0.00
Expired	(2,600)	1,231.98
Cancelled	(520)	903.92

Outstanding, December 31, 2011	15,800	$1,393.65

Exercisable, December 31, 2011	14,011	$1,507.87

The following presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
December 31, 2010	2.8 years	$0	2.6 years	$0
December 31, 2011	2.1 years	0	2.1 years	0

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

15. Stock Based Compensation, Continued:

As of December 31, 2011, a total of 5,509,304 shares remained available for grant under Sterling’s 2003, 2007 and 2010 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight and 10 years. Stock-based compensation expense recognized during the follows periods presented was:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Stock based compensation expense:
Stock options	$268	$728	$1,001
Restricted stock	3,595	2,435	1,136

Total	$3,863	$3,163	$2,137

As of December 31, 2011, unrecognized equity compensation expense totaled $4.4 million, as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 1.9 years.

16. Shareholders’ Equity:

As of December 31, 2011 and 2010, Sterling had 10 million shares of preferred stock authorized, with no shares being issued and outstanding. As of December 31, 2011 and 2010, there were 151,515,151 shares of common stock authorized, with one class of common stock issued and outstanding at both dates. As of December 31, 2011, 62,057,645 shares of common stock were outstanding, and 62,002,884 were issued, compared with 61,926,187 outstanding, and 61,918,248 issued at December 31, 2010. During 2010, Sterling’s articles of incorporation were amended to eliminate the par value of its common stock, and a 1-for-66 reverse stock split was effected, both of which are reflected in prior period presentations within these financial statements.

As part of Sterling’s 2010 recapitalization, the U.S. Department of the Treasury (“Treasury”) preferred stock investment was converted into common stock, and Treasury’s previously held common stock warrant was exchanged for a new common stock warrant for 97,541 shares at $13.20 exercise price, with an expiration date of August 26, 2020. The terms of the new warrant include an adjustment to the exercise price for any subsequent issuances of common stock by Sterling that would result in dilution to the warrant. This term is deemed a “ratchet provision,” resulting in the warrant being carried as a derivative liability as compared to a common stock equity equivalent on the balance sheet. As a derivative liability, the warrant is carried at fair value, with subsequent remeasurements flowing through earnings. As of December 31, 2011, the warrant was carried at $900,000, with the fair value estimated using the Black-Scholes option pricing model, with assumptions of 40% volatility, a risk-free rate of 2%, a yield of 0% and a remaining life of nine years. Changes to this instrument’s estimated value are being recorded in other noninterest income.

In addition to Treasury’s warrant, as of December 31, 2011 and 2010, there were 2,625,000 warrants outstanding that were issued as part of the 2010 recapitalization. These warrants have an exercise price of $14.52 and an expiration date of August 26, 2017.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

17. Derivatives and Hedging:

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

Residential mortgage loans held for sale that were not committed to investors were $192.4 million and $207.0 million as of December 31, 2011 and 2010, respectively. The following table summarizes the off-balance sheet portions of Sterling’s mortgage banking operations, as well as Sterling’s interest rate swaps:

	December 31, 2011
		Fair Value
	Notional	Asset	Liability
	(In thousands)
Interest rate lock commitments	$181,456	$5,558	$0
Forward commitments	315,579	0	3,785
Interest rate swaps—broker-dealer	43,213	0	4,527
Interest rate swaps—customer	45,820	4,711	0

	December 31, 2010
		Fair Value
	Notional	Asset	Liability
	(In thousands)
Interest rate lock commitments	$118,589	$1,869	$0
Forward commitments	285,300	3,770	0
Interest rate swaps—broker-dealer	47,815	0	4,426
Interest rate swaps—customer	50,467	4,877	0

The fair value of these derivatives are included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap transactions are included in other noninterest income. The following table sets forth these gains and losses:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Mortgage banking operations	$(10,297)	$(8,871)	$(2,711)
Other noninterest income	61	110	(7)

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

18. Commitments and Contingencies:

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

	December 31,
	2011	2010
	(In thousands)
Undisbursed loan funds—construction loans	$17,617	$32,954
Undisbursed lines of credit—commercial loans	309,560	286,327
Undisbursed lines of credit—consumer loans	403,112	301,543
Firm commitments to sell loans	14,760	14,873

As of December 31, 2011 and 2010, Sterling had approximately $16.6 million and $16.5 million of commercial and standby letters of credit outstanding, respectively. During the years ended December 31, 2011 and 2010, Sterling collected approximately $153,000 and $239,000 in fees from these off-balance sheet arrangements.

Future minimum rental commitments as of December 31, 2011, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows:

Years Ending December 31,	Amount
(In thousands)
2012	$13,047
2013	10,747
2014	9,034
2015	6,844
2016	4,820
Thereafter	20,054

$64,546

Rent expense recorded for the years ended December 31, 2011, 2010 and 2009 was $15.2 million, $16.0 million and $15.8 million, respectively.

Securities Class Action Litigation.    On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the “Complaint”). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling’s stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling’s delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

18. Commitments and Contingencies, Continued:

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

ERISA Class Action Litigation.    On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling Financial Corporation and Sterling Savings Bank (collectively, “Sterling”), as well as certain of Sterling’s current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the “Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling’s securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling’s business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and 90+-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys’ fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. A hearing on the motion to dismiss occurred on March 22, 2011, with the court indicating that it would take the motion under submission. The court has not yet issued an order on the motion. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint could have a material adverse effect on Sterling’s business, results of operations, and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Derivative Litigation.    On February 10, 2010, a shareholder derivative action was filed in the Superior Court for Spokane County, Washington, purportedly on behalf of and for the benefit of Sterling, against certain of our current and former officers and directors. On August 2, 2010, plaintiff filed an amended complaint (the “Complaint”) alleging, among other claims, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment. The Complaint alleges that the individual defendants failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms regarding Sterling’s commercial real estate, construction and land development loans, losses and reserves recorded for impaired loans, and accounting for goodwill and deferred tax

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

18. Commitments and Contingencies, Continued:

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

Other Litigation.    On December 31, 2009, Sterling Savings Bank filed a lawsuit in Idaho District Court, Kootenai County, against defendants Poleline Self-Storage, LLC, Robert M. Jarrett and Janice K. Jarrett for default under four promissory notes, breach of unlimited commercial guarantees securing the promissory notes, and foreclosure of two deeds of trust securing the promissory notes. The defendant borrowers filed an Amended Counterclaim on August 20, 2010, to add class action counterclaims of breach of contract, breach of the covenant of good faith and fair dealing, and breach of the Washington Consumer Protection Act. The defendant borrowers allege generally that the promissory notes at issue set forth annual or per annum interest rates, that the bank’s use of the 365/360 method of calculation of interest set forth elsewhere in the promissory notes caused the borrower to pay interest over a calendar year at a higher rate than the per annum rate stated in the promissory notes, and that this was a breach of the terms of the promissory notes and violated the Washington Consumer Protection Act. The borrower, on behalf of a putative class of other borrowers, seeks damages, restitution, declaratory and injunctive relief, prejudgment interest, costs, and attorneys’ fees. Sterling Savings Bank and the borrower, as class representative, have reached a tentative settlement agreement, with Sterling Savings Bank agreeing to pay an aggregate $3.5 million to the class, with such settlement subject to confirmatory discovery and court approval. There can be no assurance that the settlement will ultimately be confirmed.

19. Benefit Plans:

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee’s contribution. Each employee may make a supplemental contribution of an additional 65% of their salary. All employee contributions vest immediately and, if applicable, employer contributions vest over the employee’s first three years of employment. Employees have the option of investing their contributions among selected mutual funds and Sterling common stock. Sterling contributed $2.8 million during 2011 and 2010, and $2.7 million during 2009 to the employee savings plan.

Since 2002, Sterling has maintained a supplemental executive retirement plan (“SERP”). SERP is a nonqualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling. Depending on their classification under SERP, commencing at retirement, participants will receive from 40% to 60% of their January 1, 2002 base salary. Retirement benefits vest at the rate of

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

19. Benefit Plans, Continued:

10% per year of service. Except for participants who have completed 25 years of service, benefits are reduced for early retirement. The present value of the retirement benefits becomes 100% vested if, within three years of a change in control of Sterling, either the SERP or the participant’s employment are terminated. Sterling maintains and administers three additional SERPs from past acquisitions. These SERPs are all nonqualified, unfunded plans that were designed to provide retirement benefits for certain key employees and directors of the acquired companies. All amounts and benefits were established and accrued at acquisition either by previous service or change of control clauses. Sterling continues to administer these benefit plans, as necessary. Sterling had recognized $531,000, $505,000, and $326,000 for the years ended December 31, 2011, 2010 and 2009 in expenses related to the SERPs. As of December 31, 2011 and 2010, Sterling had $8.4 million and $8.5 million respectively, accrued as future obligations associated with these SERPs.

In 2006, Sterling adopted a new nonqualified deferred compensation plan (the “2006 DCP”) which is primarily funded through employee deferral contributions. The 2006 DCP is designed to retain and attract key employees while serving as a vehicle to assist participants in deferring current compensation to a time when taxes may be at a more personally beneficial rate and aid in saving for long-term financial needs. Plan participation is limited to Directors and a select group of management or highly compensated employees as determined by the plan Committee. As of December 31, 2011, there were 53 participants in the 2006 DCP. Under the plan, participants may contribute up to 75% of their base salary and up to 100% of commissions, bonus and director fees. The deferred amounts are credited to the participants’ accounts, which do not hold assets but are maintained for record-keeping-purposes. The amounts deferred under the Plan are credited based on the return of measurement funds selected by the participants. The measurement funds are designed to mirror the performance of mutual funds selected by the plan Committee. All participant contributions vest immediately. Each year, based on a written agreement or at its sole discretion, Sterling may contribute amounts to all, some or none of the participants. No employer contributions have been made to this plan. The vesting of the Sterling contributions is determined based on a written agreement between the participant and Sterling or based on a vesting schedule determined by the plan Committee. Within 60 days after the later of the first business day of the plan year following the plan year in which the participant retires, or the last day of the six month period immediately following the date on which the participant retires, the participant’s account will be distributed either in a lump sum or installments up to 15 years as elected by the participant. Within 60 days after the plan Committee is notified of the participant’s death or the participant becomes disabled, the participants account will be distributed in a lump sum. Within 60 days after the last day of the six month period immediately following the date on which employment terminates, the participant’s account will be distributed in a lump sum payment. Participants may elect to receive a scheduled distribution with certain exclusions. Sterling had $94,000, $132,000, and $33,000 of net expenses related to the 2006 DCP for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, Sterling had an accrued liability of $4.8 million and $5.1 million, respectively.

During 2011, Sterling initiated an Employee Stock Purchase Plan. Employees are eligible to participate, with purchases discounted 0% – 15% (currently at 15%) from the closing price of STSA on the last day of the semiannual offering period. During January 2012, 20,463 shares were issued under the plan, leaving 1,979,537 shares available for future purchase as of the date of this report.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

20. Fair Value:

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$491,228	$491,228	$427,264	$427,264
Investments and MBS:
Available for sale	2,547,876	2,547,876	2,825,010	2,825,010
Held to maturity	1,747	1,747	13,464	13,464
Loans held for sale	273,957	273,957	222,216	222,216
Loans receivable, net	5,341,179	5,347,555	5,379,081	5,078,157
Accrued interest receivable	32,826	32,826	34,087	34,087
Other assets	109,317	109,317	110,487	110,487
Financial liabilities:
Non-maturity deposits	3,824,948	3,824,948	3,376,188	3,376,188
Deposits with stated maturities	2,660,870	2,710,740	3,534,819	3,588,051
Borrowings	1,706,662	1,724,347	1,685,008	1,660,387
Accrued interest payable	22,575	22,575	17,259	17,259
Other liabilities	9,212	9,212	6,176	6,176

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

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

20. Fair Value, Continued:

•

Level 3 inputs are substantially unobservable, reflecting the reporting entity’s own assumptions regarding what market participants would assume when pricing a financial instrument. Level 3 inputs are to be used only when Level 1 and Level 2 inputs are unavailable.

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and Cash Equivalents.    The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of these instruments.

Investments and MBS.    The fair value of investments and MBS are provided by a third party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. All models and processes utilized take into account market convention.

Loans Held for Sale.    Sterling has elected to carry residential loans held for sale at fair value. The fair values of residential loans are based on investor quotes in the secondary market based upon the fair value of options and commitments to sell or issue mortgage loans. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. Nonresidential loans held for sale are carried at the lower of cost or market (“LOCOM”) due to the frequency of these loan sale transactions, as well as the availability of market data for these loan types.

Loans Receivable.    The fair value of performing loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions and does not incorporate the exit price concept of fair value. The fair value of nonperforming collateral-dependent loans is estimated based upon the value of the underlying collateral. The fair value of other nonperforming loans is estimated by discounting management’s current estimate of future cash flows using a rate estimated to be commensurate with the risks involved.

Mortgage Servicing Rights.    The fair value of mortgage servicing rights is estimated using a discounted cash flow model to arrive at the present value of future expected earnings from the servicing of the loans. Model inputs include prepayment speeds, market interest rates, contractual interest rates on the loans being serviced, and the amount of other fee income generated over the servicing contract.

Deposits.    The fair values of deposits subject to immediate withdrawal such as interest and noninterest bearing checking, regular savings, and money market deposit accounts, are equal to the amounts payable on demand at the reporting date. Fair values for time deposits are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

20. Fair Value, Continued:

Borrowings.    The carrying amounts of short-term borrowings under repurchase agreements, federal funds purchased, short-term FHLB advances and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and the expected payment dates on the instruments. The fair value of advances under lines of credit approximates their carrying value because such advances bear variable rates of interest. The fair value of long-term FHLB advances and other long-term borrowings is estimated using discounted cash flow analyses based on Sterling’s current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Balance, December 31, 2011:
Investment securities available-for-sale:
MBS	$2,320,934	$0	$2,320,934	$0
Municipal bonds	207,456	0	207,456	0
Other	19,486	0	19,486	0

Total investment securities available-for-sale	2,547,876	0	2,547,876	0
Loans held for sale	223,638	0	223,638	0
Other assets—derivatives	10,269	0	10,269	0

Total assets	$2,781,783	$0	$2,781,783	$0

Other liabilities—derivatives	$9,212	$0	$9,212	$0

Balance, December 31, 2010:
Investment securities available-for-sale:
MBS	$2,602,610	$0	2,602,610	$0
Municipal bonds	201,143	0	201,143	0
Other	21,257	0	21,257	0

Total investment securities available-for-sale	2,825,010	0	2,825,010	0
Loans held for sale	222,216	0	222,216	0
Other assets—derivatives	10,516	0	10,516	0

Total assets	$3,057,742	$0	3,057,742	$0

Other liabilities—derivatives	$6,176	$0	6,176	$0

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

20. Fair Value, Continued:

Derivatives represent mortgage banking interest rate lock and loan delivery commitments, a common stock warrant carried as a derivative liability and interest rate swaps. Market values on the interest rate swaps equal the present value differential between the fixed interest rate payments, as established in the swap agreement, and the floating interest rate payments, as projected by the forward interest rate curve, over the term of the swap. See Note 17 for a further discussion of these derivatives. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Mortgage banking operations	$7,506	$(23)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	December 31, 2011				Losses During the Year Ended December 31, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
	(In thousands)
Loans	$268,837	$0	$0	$268,837	$(47,372)
OREO	31,379	0	0	31,379	(10,860)
Mortgage servicing rights	23,102	0	0	23,102	(6,191)

	December 31, 2010				Gains (Losses) During the Year Ended December 31, 2010
	Total Carrying Value	Level 1	Level 2	Level 3
	(In thousands)
Loans	$549,320	$0	$0	$549,320	$(181,165)
OREO	63,586	0	0	63,586	(21,096)
Mortgage servicing rights	20,604	0	0	20,604	1,115

The loans disclosed above represent the net balance of loans for which a charge against earnings has occurred during the years ended December 31, 2011 and 2010, respectively, with these charges comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value on properties for which a specific reserve was established during the periods presented as a result of updated appraisals subsequent to foreclosure. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $20.9 million and $33.9 million for the years ended December 31, 2011 and 2010, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

21. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Savings Bank as of the following dates:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2011:
Tier 1 leverage ratio
Sterling	$1,045,761	11.4%	$366,048	4.0%	$457,560	5.0%
Sterling Savings Bank	1,019,016	11.1	366,018	4.0	457,523	5.0
Tier I risk-based capital ratio
Sterling	1,045,761	17.8	234,859	4.0	352,288	6.0
Sterling Savings Bank	1,019,016	17.4	234,468	4.0	351,705	6.0
Total risk-based capital ratio
Sterling	1,120,563	19.1	469,718	8.0	587,147	10.0
Sterling Savings Bank	1,093,697	18.7	468,936	8.0	586,171	10.0
As of December 31, 2010:
Tier 1 leverage ratio
Sterling	$1,001,004	10.1%	$396,984	4.0%	$496,230	5.0%
Sterling Savings Bank	965,802	9.8	396,257	4.0	495,321	5.0
Tier I risk-based capital ratio
Sterling	1,001,004	16.2	247,067	4.0	370,600	6.0
Sterling Savings Bank	965,802	15.7	246,689	4.0	370,033	6.0
Total risk-based capital ratio
Sterling	1,080,441	17.5	494,134	8.0	617,667	10.0
Sterling Savings Bank	1,045,123	17.0	493,377	8.0	616,722	10.0

22. Segment Information:

For 2011, Sterling changed its reporting segments to reflect the integration of Golf Savings Bank into Sterling Savings Bank and other organizational realignments. Sterling’s operations for 2011 are divided into three primary business segments that represent its core businesses:

•	Community Banking—providing traditional banking services through the retail banking, private banking and commercial banking groups.

•	Home Loan Division—originating and selling residential real estate loans through its mortgage banking operations, on both a servicing-retained and servicing-released basis.

•	Commercial Real Estate—originating and servicing of multifamily real estate, commercial real estate and construction loans.

The Other and Eliminations caption represents parent company transactions, intercompany eliminations of revenue and expenses and the net residual effect of the transfer pricing of assets and liabilities and from the allocation of revenues and expenses. Segment results for the comparable period presented are grouped according to the original classifications, due to the impracticability of reclassification to current period presentation. Likewise, due to the impracticality of gathering meaningful and accurate data, segments results for the current period presented are not simultaneously presented according to prior groupings.

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

22. Segment Information, Continued:

	As of and for the Year Ended December 31, 2011
	Community Banking	Home Loan Division	Commercial Real Estate	Other and Eliminations	Total
	(In thousands)
Interest income	$356,970	$2,643	$55,858	$(11,179)	$404,292
Interest expense	95,539	161	13,142	255	109,097

Net interest income	261,431	2,482	42,716	(11,434)	295,195
Provision for credit losses	17,000	0	13,000	0	30,000
Noninterest income	63,830	55,176	5,962	1,360	126,328
Noninterest expense	276,917	57,482	19,826	(1,835)	352,390

Income (loss) before income taxes	$31,344	$176	$15,852	$(8,239)	$39,133

Total assets	$7,893,110	$2,594	$1,326,288	$(28,755)	$9,193,237

	As of and for the Year Ended December 31, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(In thousands)
Interest income	$393,754	$34,559	$13,243	$3,573	$4	$445,133
Interest expense	128,294	18,967	7,742	0	6,103	161,106

Net interest income	265,460	15,592	5,501	3,573	(6,099)	284,027
Provision for credit losses	177,232	64,767	8,230	0	0	250,229
Noninterest income	67,499	60	65,099	2,470	1,837	136,965
Noninterest expense	332,557	7,291	36,785	5,070	13,342	395,045

(Loss) income before income taxes	$(176,830)	$(56,406)	$25,585	$973	$(17,604)	$(224,282)

Total assets	$7,643,294	$25,562	$1,811,601	$6,340	$6,372	$9,493,169

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

22. Segment Information, Continued:

	As of and for the Year Ended December 31, 2009
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(In thousands)
Interest income	$538,503	$7,951	$29,058	$22,912	$923	$599,347
Interest expense	194,836	39,633	13,587	0	7,314	255,370

Net interest income	343,667	(31,682)	15,471	22,912	(6,391)	343,977
Provision for credit losses	389,293	267,835	24,243	0	0	681,371
Noninterest income	77,465	304	54,771	2,891	(11,617)	123,814
Noninterest expense	309,280	7,273	39,565	8,299	5,557	369,974
Goodwill impairment	227,558	0	0	0	0	227,558

(Loss) income before income taxes	$(504,999)	$(306,486)	$6,434	$17,504	$(23,565)	$(811,112)

Total assets	$9,302,660	$969,935	$586,765	$18,074	$(11)	$10,877,423

23. Parent Company Only Financial Information:

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

Parent Only Balance Sheets

	December 31,
	2011	2010
	(In thousands)
Assets:
Cash and cash equivalents	$44,602	$47,520
Investments in subsidiaries:
Sterling Savings Bank	1,089,820	973,564
Other subsidiaries	8,185	8,185
Receivable from subsidiaries	283	654
Other assets	1,158	2,173

Total assets	$1,144,048	$1,032,096

Liabilities and Shareholders’ Equity:
Accrued expenses payable	$4,111	$5,157
Junior subordinated debentures	245,290	245,285
Due to affiliates	16,090	10,887
Shareholders’ equity	878,557	770,767

Total liabilities and shareholders’ equity	$1,144,048	$1,032,096

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

23. Parent Company Only Financial Information, Continued:

Parent Only Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Interest income	$300	$253	$439
Interest expense	6,433	6,349	7,754

Net interest expense	(6,133)	(6,096)	(7,315)
Equity in net earnings of subsidiary	50,961	(206,677)	(826,048)
Noninterest expenses	5,699	11,568	5,223

Income before income taxes	39,129	(224,341)	(838,586)
Income tax benefit	4	59	492

Net income (loss)	$39,133	$(224,282)	$(838,094)

Parent Only Statements of Cash Flows
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$39,133	$(224,282)	$(838,094)
Adjustments to reconcile net income to net cash used in operating activities	(42,051)	214,128	830,146

Net cash used in operating activities	(2,918)	(10,154)	(7,948)

Cash flows from investing activities:
Investments in subsidiaries, net	0	(650,000)	(60,000)
Repayment of advances from subsidiaries	0	0	3,376
Dividends from subsidiary	0	0	10,273

Net cash used in investing activities	0	(650,000)	(46,351)

Cash flows from financing activities:
Net proceeds from stock issuances	0	683,334	0
Excess tax benefit from stock based compensation	0	0	(804)
Dividends paid	0	0	(6,733)

Net cash provided by (used in) financing activities	0	683,334	(7,537)

Net change in cash and cash equivalents	(2,918)	23,180	(61,836)
Cash and cash equivalents, beginning of year	47,520	24,340	86,176

Cash and cash equivalents, end of year	$44,602	$47,520	$24,340

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

24. Quarterly Financial Data (Unaudited):

The following tables present Sterling’s condensed operations on a quarterly basis for the years ended December 31, 2011 and 2010:

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Interest income	$103,237	$102,347	$101,379	$97,329
Interest expense	29,494	27,540	26,543	25,520

Net interest income	73,743	74,807	74,836	71,809
Provision for credit losses	10,000	10,000	6,000	4,000

Net interest income after provision	63,743	64,807	68,836	67,809
Noninterest income	29,982	34,335	29,112	32,899
Noninterest expenses	88,308	91,587	86,620	85,875

Income before income taxes	5,417	7,555	11,328	14,833
Income tax benefit	0	0	0	0

Net income	5,417	7,555	11,328	14,833

Earnings per share—basic	$0.09	$0.12	$0.18	$0.24

Earnings per share—diluted	$0.09	$0.12	$0.18	$0.24

Weighted average shares outstanding—basic	61,930,783	61,943,851	61,958,183	61,989,094

Weighted average shares outstanding—diluted	62,335,212	62,312,224	62,041,203	62,194,011

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Interest income	$119,492	$115,209	$106,654	$103,778
Interest expense	44,602	42,114	39,219	35,171

Net interest income	74,890	73,095	67,435	68,607
Provision for credit losses	88,556	70,781	60,892	30,000

Net interest income after provision	(13,666)	2,314	6,543	38,607
Noninterest income	25,297	41,228	39,658	30,782
Noninterest expenses	95,977	97,315	94,223	107,530

Income before income taxes	(84,346)	(53,773)	(48,022)	(38,141)
Income tax benefit	0	0	0	0

Net loss	(84,346)	(53,773)	(48,022)	(38,141)
Preferred stock dividend	(4,412)	(4,469)	(2,717)	0
Other shareholder allocations	0	0	84,329	(604,592)

Net (loss) income applicable to common shareholders	$(88,758)	$(58,242)	$33,590	$(642,733)

(Loss) earnings per share—basic	$(112.70)	$(73.91)	$7.05	$(12.79)

(Loss) earnings per share—diluted	$(112.70)	$(73.91)	$1.31	$(12.79)

Weighted average shares outstanding—basic	787,576	788,020	4,764,875	50,235,894

Weighted average shares outstanding—diluted	787,576	788,020	25,739,308	50,235,894

Sterling Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2011

25. Subsequent Event:

During 2012, prior to the filing of these financial statements, Sterling Savings Bank’s Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) was terminated. This agreement had been in place since the fourth quarter of 2009, and its termination reduces certain regulatory constraints that were imposed upon Sterling Savings Bank under the terms of the agreement. The agreement was terminated as a result of Sterling Savings Bank’s compliance with the terms of the agreement, including the return to a well-capitalized status.