Form 10-Q
period 2012-03-31
STERLING FINANCIAL CORP /WA/
filed 2012-05-08
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number.....001-34696
___________________________________________________
STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________

Washington	91-1572822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 North Wall Street, Spokane, Washington 99201
(Address of principal executive offices) (Zip Code)
(509) 358-8097
(Registrant’s telephone number, including area code)
___________________________________________________
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2012
Common Stock	62,121,439

March 31, 2012

STERLING FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares)

	March 31, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents:
Interest bearing	$246,661	$382,330
Noninterest bearing	84,655	88,269
Total cash and cash equivalents	331,316	470,599
Restricted cash	37,632	20,629
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,459,880	2,547,876
Held to maturity	1,736	1,747
Loans held for sale (at fair value: $234,933 and $223,638)	234,933	273,957
Loans receivable, net	5,853,558	5,341,179
Accrued interest receivable	34,271	32,826
Other real estate owned, net (“OREO”)	70,383	81,910
Properties and equipment, net	86,362	84,015
Bank-owned life insurance (“BOLI”)	176,345	174,512
Goodwill	21,730	0
Other intangible assets, net	24,447	12,078
Mortgage servicing rights, net	25,975	23,102
Other assets, net	143,713	128,807
Total assets	$9,502,281	$9,193,237
LIABILITIES:
Deposits:
Noninterest bearing	$1,513,616	$1,211,628
Interest bearing	5,436,252	5,274,190
Total deposits	6,949,868	6,485,818
Advances from Federal Home Loan Bank (“FHLB”)	205,540	405,609
Securities sold under repurchase agreements and funds purchased	1,065,795	1,055,763
Junior subordinated debentures	245,291	245,290
Accrued interest payable	24,262	22,575
Accrued expenses and other liabilities	113,912	99,625
Total liabilities	8,604,668	8,314,680
SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,094,447 and 62,057,645 shares outstanding	1,965,542	1,964,234
Accumulated other comprehensive income	65,571	61,115
Accumulated deficit	(1,133,500)	(1,146,792)
Total shareholders’ equity	897,613	878,557
Total liabilities and shareholders’ equity	$9,502,281	$9,193,237

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans	$79,841	$80,387
MBS	15,335	20,034
Investments and cash equivalents	2,789	2,816
Total interest income	97,965	103,237
Interest expense:
Deposits	11,102	17,294
Short-term borrowings	2,206	80
Long-term borrowings	10,304	12,120
Total interest expense	23,612	29,494
Net interest income	74,353	73,743
Provision for credit losses	4,000	10,000
Net interest income after provision for credit losses	70,353	63,743
Noninterest income:
Fees and service charges	12,740	12,561
Mortgage banking operations	16,164	10,327
Loan servicing fees	2,380	1,101
BOLI	1,746	1,732
Gains on sales of securities, net	142	6,001
Gains on other loan sales	600	(1,350)
Other	(2,185)	(390)
Total noninterest income	31,587	29,982
Noninterest expense	88,649	88,308
Income before income taxes	13,291	5,417
Income tax expense	0	0
Net income	$13,291	$5,417
Earnings per share - basic	$0.21	$0.09
Earnings per share - diluted	$0.21	$0.09
Weighted average shares outstanding - basic	62,078,404	61,930,783
Weighted average shares outstanding - diluted	62,682,987	62,335,212

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$13,291	$5,417
Other comprehensive income (loss):
Change in unrealized gains on investments and MBS available-for-sale	4,598	1,849
Realized net gains reclassified from other comprehensive income	(142)	(6,001)
Less deferred income tax provision	0	1,536
Net other comprehensive income (loss)	4,456	(2,616)
Comprehensive income	$17,747	$2,801

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$13,291	$5,417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,000	10,000
Net gain on sales of loans	(13,939)	(7,376)
Net gain on sales of investments and MBS	(142)	(6,001)
Net gain on mortgage servicing rights	(2,216)	(3,570)
Stock based compensation	990	927
Loss on OREO	4,551	17,364
Increase in cash surrender value of BOLI	(1,486)	(1,732)
Depreciation and amortization	10,921	11,573
Change in:
Accrued interest receivable	2,085	(957)
Prepaid expenses and other assets	(11,321)	(11,933)
Accrued interest payable	1,556	760
Accrued expenses and other liabilities	2,308	21,972
Proceeds from sales of loans originated for sale	578,189	469,392
Loans originated for sale	(577,405)	(363,453)
Net cash provided by operating activities	11,382	142,383
Cash flows from investing activities:
Change in restricted cash	(17,003)	1,012
Net change in loans	(130,476)	(55,083)
Proceeds from sales of loans	1,718	10,483
Purchase of investment securities	(2,530)	(2,000)
Proceeds from maturities of investment securities	13,484	94
Proceeds from sale of investment securities	178,380	5,377
Purchase of MBS	(72,032)	(233,538)
Principal payments received on MBS	158,133	130,111
Proceeds from sales of MBS	283	113,402
Office properties and equipment, net	(1,814)	(7,489)
Improvements and other changes to OREO	(760)	(5,404)
Proceeds from sales of OREO	22,424	77,922
Net change in cash and cash equivalents from acquisitions	121,098	0
Net cash provided by investing activities	270,905	34,887
Cash flows from financing activities:
Net change in deposits	(231,869)	(186,580)
Repayment of advances from FHLB	(200,052)	(48)
Net change in securities sold under repurchase agreements and funds purchased	10,032	19,483
Proceeds from stock issuance, net	319	0
Net cash used in financing activities	(421,570)	(167,145)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—cont. (in thousands)

	Three Months Ended March 31,
	2012	2011
Net change in cash and cash equivalents	$(139,283)	$10,125
Cash and cash equivalents, beginning of period	470,599	411,583
Cash and cash equivalents, end of period	$331,316	$421,708
Supplemental disclosures:
Cash paid (refunded) during the period for:
Interest	21,923	28,734
Income taxes, net	31	(56)
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	14,688	79,820

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as disclosed in the annual report on Form 10-K for the year ended December 31, 2011. References to “Sterling,” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank.
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

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

In April 2011, the FASB issued Accounting Standards Update ("ASU") 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” This update to codification topic 860 revises the assessment of effective control for purposes of determining if a reverse repurchase agreement should be accounted for as a sale, compared with a secured borrowing. ASU 2011-03 became effective for Sterling on January 1, 2012, and did not have a material effect on Sterling’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update to codification topic 820 clarifies the application of existing fair value measurement and disclosure requirements, and implements changes to the codification that align U.S. GAAP and IFRS. This update became effective for Sterling on January 1, 2012. See Note 12.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment.” ASU 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. ASU 2011-08 became effective for Sterling on January 1, 2012, and did not have a material effect on Sterling’s consolidated financial statements.

2. Business Combination:

On February 29, 2012, Sterling Bank completed its acquisition of the operations of First Independent Bank, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $40.6 million, comprised of $28.9 million of cash paid at closing and contingent consideration with a fair value of $11.7 million at acquisition date. The contingent consideration is payable in two installments at 12 and 18 months from the date of closing, in an amount ranging from zero to $17 million. The contingent consideration payments will be determined based on certain performance metrics relating to core deposit retention, loan charge-offs, and wealth management revenues. As a result of this transaction, Sterling now offers trust services, and has 14 additional branches in the Portland/Vancouver market. The following table summarizes the amounts recorded at closing:

February 29, 2012
(in thousands)
Cash and cash equivalents	$150,045
Investments and MBS	187,469
Loans receivable, net	350,129
Goodwill	21,730
Core deposit intangible	11,974
Fixed assets	4,843
Other assets	10,785
Total assets acquired	$736,975
Deposits	$695,919
Other liabilities	409
Total liabilities assumed	696,328
Net assets acquired	$40,647

The recorded goodwill of $21.7 million represents the inherent long-term value anticipated from synergies expected to be achieved as a result of the transaction. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has a weighted average amortization period of ten years and will be amortized on an accelerated basis. The following table presents certain First Independent stand alone amounts and pro forma Sterling and First Independent combined amounts as if the transaction had occurred on January 1, 2011. Cost savings estimates are not included in the pro forma combined results, nor are certain credit impaired loans and associated losses excluded from the purchase and assumption transaction.

	First Independent (stand alone)	Pro Forma Combined
	One Month Ended	Three Months Ended
	March 31, 2012	March 31, 2012	March 31, 2011
	(in thousands, except per share data)
Net interest income	$3,241	$80,834	$82,083
Noninterest income	503	32,592	32,403
Net income	2,107	17,505	10,038
Earnings per share - basic	0.03	0.28	0.16
Earnings per share - diluted	$0.03	$0.28	$0.16

Although the majority of First Independent's credit impaired loans were excluded from the transaction, certain loans acquired were deemed to exhibit evidence of credit deterioration since origination. The purchased impaired loans are accounted for under Accounting Standards Codification ("ASC") 310-30 (Receivables - Loan and Debt Securities Acquired with Deteriorated Credit Quality), with periodic updates to the loans' cash flow expectations reflected in interest income over the life of the loans as accretable yield. For purchased impaired loans (ASC 310-30 loans), details as of the acquisition date were as follows:

February 29, 2012
(in thousands)
Contractual cash flows	$24,408
Expected prepayments and credit losses	7,220
Expected cash flows	17,188
Present value of expected cash flows	15,265
Accretable yield	$1,923
As of March 31, 2012, no allowance for credit losses was recorded in connection with these loans, and the unpaid principal balance and carrying amount of the purchased impaired loans were $21.2 million and $14.6 million, respectively. The following table presents a roll forward of activity for the accretable yield for the purchased impaired loans:

Three Months Ended
March 31, 2012
(in thousands)
Beginning balance	$0
Additions	1,923
Accretion to interest income	(14)
Ending balance	$1,909
For purchased loans that had not exhibited evidence of credit deterioration, as of February 29, 2012, the unpaid principal balance and contractual interest ("contractual cash flows") were $403.8 million, with $12.7 million of these cash flows not expected to be collected. A discount of $21.8 million was recorded on these loans. As of March 31, 2012, the following table provides the related five-year projected accretion of the discount which will be recognized as increase to interest income:

Amount
Remainder of 2012	$7,374
Years ended December 31,
2013	4,210
2014	2,796
2015	1,724
2016	1,031
2017	679

3. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2012
Available for sale
MBS	$2,174,544	$58,655	$(24)	$2,233,175
Municipal bonds	193,687	14,112	(1,056)	206,743
Other	24,948	5	(4,991)	19,962
Total	$2,393,179	$72,772	$(6,071)	$2,459,880
Held to maturity
Tax credits	$1,736	$0	$0	$1,736
Total	$1,736	$0	$0	$1,736
December 31, 2011
Available for sale
MBS	$2,265,207	$55,760	$(33)	$2,320,934
Municipal bonds	195,512	13,338	(1,394)	207,456
Other	24,923	2	(5,439)	19,486
Total	$2,485,642	$69,100	$(6,866)	$2,547,876
Held to maturity
Tax credits	$1,747	$0	$0	$1,747
Total	$1,747	$0	$0	$1,747

Sterling’s MBS portfolio is comprised primarily of residential agency securities. Other available for sale securities consist of a single issuer trust preferred security. Total sales of Sterling’s securities during the periods ended March 31, 2012 and 2011 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(in thousands)
Three Months Ended
March 31, 2012	$178,663	$142	$0
March 31, 2011	118,779	6,004	3

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of March 31, 2012 and December 31, 2011, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
March 31, 2012
MBS	$30,030	$(24)	$0	$0	$30,030	$(24)
Municipal bonds	0	0	15,192	(1,056)	15,192	(1,056)
Other	0	0	19,953	(4,991)	19,953	(4,991)
Total	$30,030	$(24)	$35,145	$(6,047)	$65,175	$(6,071)
December 31, 2011
MBS	$1,419	$(12)	$24,726	$(21)	$26,145	$(33)
Municipal bonds	0	0	17,289	(1,394)	17,289	(1,394)
Other	0	0	19,479	(5,439)	19,479	(5,439)
Total	$1,419	$(12)	$61,494	$(6,854)	$62,913	$(6,866)

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities as of March 31, 2012, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$1,432	$1,432
Due after one year through five years	0	0	805	805
Due after five years through ten years	0	0	177,549	181,900
Due after ten years	1,736	1,736	2,213,393	2,275,743
Total	$1,736	$1,736	$2,393,179	$2,459,880

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below the amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in a loss. At March 31, 2012, there were no investment securities that management identified to be other-than-temporarily impaired because Sterling expects the return of all principal and interest on all securities pursuant to their contractual terms, has the ability and intent to hold these securities, has no intent to sell securities that are deemed to have a market value impairment, and believes it is unlikely that it would be required to sell any of these securities prior to a recovery in market price, or until maturity. Realized losses could occur in future periods due to a change in management’s ability or intent to hold the securities to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. As of March 31, 2012, Sterling held a single issuer trust preferred security issued by JP Morgan Chase with an amortized book value of $24.9 million, and a net unrealized loss of $5.0 million. Interest payments have not been deferred, and as of March 31, 2012, the security was rated A2 by Moody’s. Sterling currently expects to collect all amounts due according to the contractual terms of this investment.

4. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	March 31, 2012	December 31, 2011
	(in thousands)
Residential real estate	$738,739	$688,020
Commercial real estate (CRE):
Investor CRE	1,421,085	1,275,667
Multifamily	1,149,498	1,001,479
Construction	166,607	174,608
Total commercial real estate	2,737,190	2,451,754
Commercial:
Owner occupied CRE	1,326,218	1,272,461
Commercial & Industrial (C&I)	495,225	431,693
Total commercial	1,821,443	1,704,154
Consumer	715,971	674,961
Gross loans receivable	6,013,343	5,518,889
Deferred loan fees, net	1,488	(252)
Allowance for loan losses	(161,273)	(177,458)
Net loans receivable	$5,853,558	$5,341,179

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $4.63 billion and $4.02 billion as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the unamortized portion of discounts on acquired loans was $32.6 million and $4.3 million, respectively.

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
March 31, 2012
Loans receivable, gross:
Individually evaluated for impairment	$15,512	$133,170	$74,105	$1,079	$0	$223,866
Collectively evaluated for impairment	723,227	2,604,020	1,747,338	714,892	0	5,789,477
Total loans receivable, gross	$738,739	$2,737,190	$1,821,443	$715,971	$0	$6,013,343
Allowance for loan losses:
Individually evaluated for impairment	$365	$9,240	$3,706	$43	$0	$13,354
Collectively evaluated for impairment	11,877	71,374	30,777	14,117	19,774	147,919
Total allowance for loan losses	$12,242	$80,614	$34,483	$14,160	$19,774	$161,273
December 31, 2011
Loans receivable, gross:
Individually evaluated for impairment	$18,301	$149,578	$74,041	$1,192	$0	$243,112
Collectively evaluated for impairment	669,719	2,302,176	1,630,113	673,769	0	5,275,777
Total loans receivable, gross	$688,020	$2,451,754	$1,704,154	$674,961	$0	$5,518,889
Allowance for loan losses:
Individually evaluated for impairment	$872	$11,170	$4,206	$57	$0	$16,305
Collectively evaluated for impairment	14,325	80,552	33,840	13,370	19,066	161,153
Total allowance for loan losses	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458

The following tables present a roll forward by segment of the allowance for credit losses for the periods presented:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2012 quarterly activity
Allowance for loan losses:
Beginning balance, Jan 1	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458
Provisions	(980)	(2,824)	4,458	2,638	708	4,000
Charge-offs	(2,187)	(11,518)	(9,533)	(2,452)	0	(25,690)
Recoveries	212	3,234	1,512	547	0	5,505
Ending balance, March 31	12,242	80,614	34,483	14,160	19,774	161,273
Reserve for unfunded credit commitments:
Beginning balance, Jan 1	3,828	2,321	1,796	1,787	297	10,029
Provisions	(25)	(713)	665	(505)	578	0
Charge-offs	(1)	0	0	0	0	(1)
Recoveries	0	0	0	0	0	0
Ending balance, March 31	3,802	1,608	2,461	1,282	875	10,028
Total credit allowance	$16,044	$82,222	$36,944	$15,442	$20,649	$171,301
2011 quarterly activity
Allowance for loan losses:
Beginning balance, Jan 1	$17,307	$124,907	$56,951	$14,645	$33,246	$247,056
Provisions	7,771	(4,948)	9,522	(64)	(2,281)	10,000
Charge-offs	(6,816)	(11,198)	(9,584)	(2,146)	0	(29,744)
Recoveries	250	4,266	495	621	0	5,632
Ending balance, March 31	18,512	113,027	57,384	13,056	30,965	232,944
Reserve for unfunded credit commitments:
Beginning balance, Jan 1	3,103	4,157	1,306	1,113	1,028	10,707
Provisions	248	(767)	80	(12)	451	0
Charge-offs	(66)	0	0	0	0	(66)
Recoveries	0	0	0	0	0	0
Ending balance, March 31	3,285	3,390	1,386	1,101	1,479	10,641
Total credit allowance	$21,797	$116,417	$58,770	$14,157	$32,444	$243,585

In establishing its allowance for loan losses, Sterling groups its loan portfolio into segments for homogeneous loans. The groups are further segregated based on internal risk ratings. Both qualitative and quantitative data are considered in determining the probability of default and loss given default for each group of loans. The probability of default and loss given default are used to calculate an expected loss rate which is multiplied by the loan balance in each category to determine the general allowance for loan losses. If a loan is determined to be impaired, Sterling performs an individual evaluation of the loan.

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

Sterling assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:
Pass-asset is considered of sufficient quality to preclude a Special Mention or an adverse rating. Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.
Special Mention-asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Sterling's credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard-asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified have well-defined weaknesses. They are characterized by the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected.
Doubtful/Loss-a Doubtful asset has the weaknesses of those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is considered uncollectible and/or of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off an asset that is no longer deemed to have financial value, even though partial recovery may be recognized in the future.

The following table presents credit quality indicators for Sterling’s loan portfolio grouped according to internally assigned risk ratings and performance status:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
March 31, 2012
Pass	$695,690	$1,223,778	$1,123,065	$53,219	$1,171,528	$433,313	$702,304	$5,402,897	90%
Special mention	11,636	103,221	10,641	25,218	70,578	43,808	6,193	271,295	5%
Substandard	31,048	91,221	15,125	82,463	80,731	17,779	7,431	325,798	5%
Doubtful/Loss	365	2,865	667	5,707	3,381	325	43	13,353	0%
Total	$738,739	$1,421,085	$1,149,498	$166,607	$1,326,218	$495,225	$715,971	$6,013,343	100%
Restructured	$26,700	$6,224	$1,604	$36,924	$18,036	$3,012	$0	$92,500	2%
Nonaccrual	22,711	40,988	5,566	46,812	56,236	9,684	5,205	187,202	3%
Nonperforming	49,411	47,212	7,170	83,736	74,272	12,696	5,205	279,702	5%
Performing	689,328	1,373,873	1,142,328	82,871	1,251,946	482,529	710,766	5,733,641	95%
Total	$738,739	$1,421,085	$1,149,498	$166,607	$1,326,218	$495,225	$715,971	$6,013,343	100%
December 31, 2011
Pass	$643,071	$1,116,991	$975,583	$51,284	$1,123,796	$385,643	$663,829	$4,960,197	90%
Special mention	14,031	83,372	9,901	24,578	54,009	25,334	4,166	215,391	4%
Substandard	30,046	70,412	15,279	93,185	90,613	19,355	6,909	325,799	6%
Doubtful/Loss	872	4,892	716	5,561	4,043	1,361	57	17,502	0%
Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%
Restructured	$17,638	$4,366	$0	$38,833	$13,519	$2,583	$0	$76,939	1%
Nonaccrual	25,265	47,827	5,867	56,385	59,752	9,296	5,829	210,221	4%
Nonperforming	42,903	52,193	5,867	95,218	73,271	11,879	5,829	287,160	5%
Performing	645,117	1,223,474	995,612	79,390	1,199,190	419,814	669,132	5,231,729	95%
Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%

Aging by class for Sterling’s loan portfolio as of March 31, 2012 and December 31, 2011 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
March 31, 2012
30 - 59 days past due	$4,233	$12,160	$1,269	$1,807	$11,441	$2,288	$3,851	$37,049	1%
60 - 89 days past due	3,142	9,805	0	881	10,175	1,066	1,432	26,501	0%
> 90 days past due	19,493	31,402	2,917	58,413	45,257	6,865	4,662	169,009	3%
Total past due	26,868	53,367	4,186	61,101	66,873	10,219	9,945	232,559	4%
Current	711,871	1,367,718	1,145,312	105,506	1,259,345	485,006	706,026	5,780,784	96%
Total Loans	$738,739	$1,421,085	$1,149,498	$166,607	$1,326,218	$495,225	$715,971	$6,013,343	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%
December 31, 2011
30 - 59 days past due	$5,718	$3,354	$1,523	$11,830	$19,967	$1,741	$4,167	$48,300	1%
60 - 89 days past due	4,585	3,954	193	879	4,233	520	2,258	16,622	0%
> 90 days past due	20,207	33,759	3,178	68,024	40,987	7,871	5,054	179,080	3%
Total past due	30,510	41,067	4,894	80,733	65,187	10,132	11,479	244,002	4%
Current	657,510	1,234,600	996,585	93,875	1,207,274	421,561	663,482	5,274,887	96%
Total Loans	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%

Sterling considers its nonperforming loans to be impaired loans. The following table summarizes impaired loans by class as of March 31, 2012 and December 31, 2011:

			Book Balance			Three Months Ended March 31, 2012
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve	Average Book Balance	Interest Income Recognized
	(in thousands)
March 31, 2012
Residential real estate	$58,465	$9,054	$49,046	$365	$365	$46,157	$244
Investor CRE	70,168	22,956	35,865	11,348	2,865	49,703	582
Multifamily	7,735	565	6,204	966	667	6,519	95
Construction	123,831	40,095	47,317	36,419	5,708	89,477	852
Owner Occupied CRE	93,023	18,751	59,181	15,090	3,381	73,771	778
C&I	27,440	14,744	12,371	325	325	12,288	29
Consumer	5,753	548	4,756	449	43	5,517	0
Total	$386,415	$106,713	$214,740	$64,962	$13,354	$283,432	$2,580
			Book Balance			Year Ended December 31, 2011
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve	Average Book Balance	Interest Income Recognized
	(in thousands)
December 31, 2011
Residential real estate	$52,023	$9,120	$38,519	$4,384	$872	$67,157	$992
Investor CRE	70,517	18,324	31,503	20,690	4,892	79,139	2,245
Multifamily	6,185	318	4,496	1,371	716	14,704	804
Construction	133,588	38,370	43,281	51,937	5,562	215,436	1,401
Owner Occupied CRE	89,604	16,333	48,194	25,077	4,043	75,553	2,757
C&I	25,497	13,618	11,207	672	163	12,009	460
Consumer	6,613	784	5,246	583	57	6,901	0
Total	$384,027	$96,867	$182,446	$104,714	$16,305	$470,899	$8,659

The following tables present loans that were modified and recorded as troubled debt restructurings (“TDR’s”) during the following period:

	Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	4	$1,041	$1,040
Investor CRE	1	1,302	1,302
Multifamily	1	1,612	1,611
Construction	1	2,692	2,692
Owner Occupied CRE	3	6,632	6,624
C&I	4	1,988	706
Consumer	0	0	0
Total (1)	14	$15,267	$13,975

(1)	Amounts exclude specific loan loss reserves.

Substantially all TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of March 31, 2012, Sterling had specific reserves of $219,000 on TDRs which were restructured during the three months ended March 31, 2012. No loans were removed from TDR status during this period. The following table shows the post-modification recorded investment by class for TDRs restructured during the three months ended March 31, 2012 by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Extension of Terms	Forgiveness of Principal and/or Interest	Total
	(in thousands)
Residential Real Estate	$407	$633	$0	$0	$1,040
Investor CRE	0	1,302	0	0	1,302
Multifamily	0	1,611	0	0	1,611
Construction	0	0	2,692	0	2,692
Owner CRE	0	6,624	0	0	6,624
C&I	0	0	0	706	706
Consumer	0	0	0	0	0
	$407	$10,170	$2,692	$706	$13,975

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. There were no TDR’s that were restructured during the twelve month period ended March 31, 2012 that subsequently defaulted during the three months ended March 31, 2012.

5.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of a purchase price over the net assets acquired. As of March 31, 2012, Sterling's goodwill in the amount of $21.7 million was related to the First Independent transaction. This goodwill has been allocated to the Community Banking segment. Goodwill is not amortized, but is reviewed for impairment at least annually. Other intangible assets at March 31, 2012 were comprised of core deposit intangibles from various acquisitions, and other identifiable intangibles relate to First Independent's trust and wealth management business.

The following table provides details of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2012	(in thousands)
Core deposit intangibles	55,420	32,761	$22,659
Other	1,800	12	1,788
December 31, 2011
Core deposit intangibles	43,446	31,368	12,078
Other	0	0	0

The following table provides the projected amortization expense for the remainder of 2012 and the next five years for core deposit intangibles and other intangibles:

Amount
Remainder of 2012	$5,375
Years ended December 31,
2013	6,430
2014	3,339
2015	2,361
2016	1,271
2017	1,178

6. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and the assumption of similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures generally mature 30 years after issuance and are redeemable at the option of Sterling under certain conditions, including, with respect to certain of the trusts, payment of call premiums. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on these securities, and has continued to defer these payments through March 31, 2012. As of March 31, 2012 and December 31, 2011, the accrued deferred interest on junior subordinated debentures was $17.3 million and $15.6 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods without triggering an event of default.

Details of the junior subordinated debentures are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Next Call Date	Rate at March 31, 2012			Amount
	(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	April 2012	Floating	1.98%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	June 2012	Floating	2.10		51,547
Sterling Capital Trust VII	June 2006	June 2036	June 2012	Floating	2.00		56,702
Lynnwood Capital Trust II	June 2005	June 2035	June 2012	Floating	2.27		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	June 2012	Floating	3.67		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	June 2012	Floating	3.72		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2012	Floating	3.65		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2012	Floating	3.80		14,433
Lynnwood Capital Trust I	Mar 2003	Mar 2033	June 2012	Floating	3.62		9,443
Klamath First Capital Trust I	July 2001	July 2031	July 2012	Floating	4.54		15,225
					2.64%	*	$245,291
* Weighted average rate.

7. Earnings Per Share:

The following table presents the computations for basic and diluted earnings per common share:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except shares and per share amounts)
Numerator:
Net income	$13,291	$5,417
Denominator:
Weighted average shares outstanding - basic	62,078,404	61,930,783
Dilutive securities outstanding	604,583	404,429
Weighted average shares outstanding - diluted	62,682,987	62,335,212
Earnings per share - basic	$0.21	$0.09
Earnings per share - diluted	$0.21	$0.09
Antidilutive securities outstanding (weighted average):
Stock options	15,191	17,701
Restricted shares	1,859	31,847
Total antidilutive securities outstanding	17,050	49,548

8. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Employee compensation and benefits	$47,381	$43,850
OREO operations	1,992	11,400
Occupancy and equipment	10,287	9,822
Data processing	6,430	6,080
Insurance	2,339	4,504
Professional fees	2,989	3,058
Depreciation	2,913	3,012
Advertising	3,154	1,960
Travel and entertainment	1,064	1,236
Merger and acquisition	6,135	0
Amortization of other intangible assets	1,405	1,225
Other	2,560	2,161
Total noninterest expense	$88,649	$88,308

9. Income Taxes:

Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its deferred tax asset. Sterling determined that it did not meet the required threshold as of March 31, 2012 and December 31, 2011, and accordingly, had a full valuation allowance against its net deferred tax asset. As of March 31, 2012, the reserved net deferred tax asset was approximately $322 million, including approximately $290 million of net operating loss and tax credit carry-forwards. This is compared with a reserved deferred tax asset of approximately $327 million, including approximately $285 million of net operating loss and tax credit carry-forwards, as of December 31, 2011.

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

10. Stock-Based Compensation:

The following table presents a summary of restricted stock activity during the period:

	Restricted Stock
	Number	Weighted Average Grant Price
Balance, January 1, 2012	301,373	$17.82
Granted	199,159	19.92
Vested	(18,811)	33.84
Expired	0	0.00
Forfeited	(38,264)	16.39
Outstanding, March 31, 2012	443,457	$18.21

The following table presents a summary of stock option activity during the period:

	Stock Options
	Number	Weighted Average Exercise Price
Balance, January 1, 2012	15,800	$1,393.65
Granted	0	0.00
Exercised	0	0.00
Expired	(973)	1,519.35
Canceled	(381)	1,429.75
Outstanding, March 31, 2012	14,446	$1,384.23
Exercisable, March 31, 2012	13,960	$1,427.64

The following table presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
March 31, 2012	2.0 years	$0	2.0 years	$0
December 31, 2011	2.1 years	0	2.1 years	0

As of March 31, 2012, a total of 5,349,625 shares remained available for grant under Sterling’s 2003, 2007 and 2010 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight and 10 years. Stock-based compensation expense recognized during the periods presented was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Stock options	$24	$96
Restricted stock	1,002	831
Total	$1,026	$927

As of March 31, 2012, unrecognized equity compensation expense totaled $6.7 million as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.6 years.

11. Derivatives and Hedging:

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

Residential mortgage loans held for sale that were not committed to investors were $192.5 million and $192.4 million as of March 31, 2012 and December 31, 2011, respectively. The following table summarizes the off-balance sheet portions of Sterling’s mortgage banking operations, as well as Sterling’s interest rate swaps:

	March 31, 2012
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments	$273,961	$7,207	$0
Forward commitments	411,283	0	736
Interest rate swaps - broker-dealer	42,228	0	4,154
Interest rate swaps - customer	44,824	3,726	0
	December 31, 2011
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments	$181,456	$5,558	$0
Forward commitments	315,579	0	3,785
Interest rate swaps - broker-dealer	43,213	0	4,527
Interest rate swaps - customer	45,820	4,711	0
The fair value of these derivatives are included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap transactions are included in other noninterest income. The following table sets forth these gains and losses:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Mortgage banking operations	$(2,362)	$530
Other noninterest income	(612)	7

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

		March 31, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:		(in thousands)
Cash and cash equivalents	1	$368,948	$368,948	$491,228	$491,228
Investments and MBS:
Available for sale	2	2,459,880	2,459,880	2,547,876	2,547,876
Held to maturity	2	1,736	1,736	1,747	1,747
Loans held for sale	2	234,933	234,933	273,957	273,957
Loans receivable, net	3	5,853,558	5,877,297	5,341,179	5,347,555
Other assets (1)	2, 3	110,160	110,160	109,317	109,317
Financial liabilities:
Non-maturity deposits	2	4,486,501	4,486,501	3,824,948	3,824,948
Deposits with stated maturities	2	2,463,367	2,507,614	2,660,870	2,710,740
Borrowings	2	1,516,626	1,512,123	1,706,662	1,724,347
Other liabilities	2	6,140	6,140	9,212	9,212
(1) FHLB stock is categorized as level 3, while derivatives are categorized as level 2. As of March 31, 2012 and December 31, 2011, FHLB stock was carried at $99.2 million and $99.0 million, respectively.

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

•
Level 3 inputs are substantially unobservable, reflecting the reporting entity's own assumptions regarding what market participants would assume when pricing a financial instrument. Level 3 inputs are to be used only when Level 1 and Level 2 inputs are unavailable.

The methods and assumptions used to estimate the fair value of certain financial instruments are as follows:

Cash and Cash Equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of these instruments.

Investments and MBS.  The fair value of investments and MBS are provided by a third-party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. All models and processes used take into account market convention.

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

Loans Receivable.  The fair value of performing loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions and does not incorporate the exit price concept of fair value. The fair value of nonperforming collateral-dependent loans is estimated based upon the value of the underlying collateral. The fair value of other nonperforming loans is estimated by discounting management's current estimate of future cash flows using a rate estimated to be commensurate with the risks involved. Changes in the various inputs in the fair value of nonperforming loans will have a significant impact on the fair value.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights is estimated using a discounted cash flow model to arrive at the present value of future expected earnings from the servicing of the loans. Model inputs include prepayment speeds, market interest rates, contractual interest rates on the loans being serviced, the amount of other fee income generated and other factors. The fair value of mortgage servicing rights is impacted by any changes in these inputs.

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

Borrowings.  The carrying amounts of short-term borrowings under repurchase agreements, federal funds purchased, short-term FHLB advances and other short-term borrowings approximate their fair values due to the relatively short period of time between the origination of the instruments and the expected payment dates on the instruments. The fair value of advances under lines of credit approximates their carrying value because such advances bear variable rates of interest. The fair value of long-term FHLB advances and other long-term borrowings is estimated using discounted cash flow analysis based on Sterling's current incremental borrowing rates for similar types of borrowing arrangements with similar remaining terms.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Balance, March 31, 2012:
Investment securities available-for-sale:
MBS	$2,233,175	$0	$2,233,175	$0
Municipal bonds	206,743	0	206,743	0
Other	19,962	0	19,962	0
Total investment securities available-for-sale	2,459,880	0	2,459,880	0
Loans held for sale	234,933	0	234,933	0
Other assets - derivatives	10,933	0	10,933	0
Total assets	$2,705,746	$0	$2,705,746	$0
Other liabilities - derivatives	$6,141	$0	$6,141	$0
Balance, December 31, 2011:
Investment securities available-for-sale:
MBS	$2,320,934	$0	$2,320,934	$0
Municipal bonds	207,456	0	207,456	0
Other	19,486	0	19,486	0
Total investment securities available-for-sale	2,547,876	0	2,547,876	0
Loans held for sale	223,638	0	223,638	0
Other assets - derivatives	10,269	0	10,269	0
Total assets	$2,781,783	$0	$2,781,783	$0
Other liabilities - derivatives	$9,212	$0	$9,212	$0

Derivatives represent mortgage banking interest rate lock and loan delivery commitments, a common stock warrant carried as a derivative liability and interest rate swaps. Fair values for the interest rate swaps are based on the present value differential between the fixed interest rate payments and the floating interest rate payments as projected by the forward interest rate curve, over the term of the swap, with the recorded amount net of any credit valuation adjustments. See Note 11 for a further discussion of these derivatives. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Mortgage banking operations	$(1,589)	$3,348

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	March 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3	Gains/(Losses) During the Three Months Ended March 31, 2012
	(in thousands)
Loans	$86,900	$0	$0	$86,900	$(20,954)
OREO	8,939	0	0	8,939	(2,320)
Mortgage servicing rights	25,975	0	0	25,975	2,216
	December 31, 2011				Losses During the Twelve Months Ended December 31, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$268,837	$0	$0	$268,837	$(47,372)
OREO	31,379	0	0	31,379	(10,860)
Mortgage servicing rights	23,102	0	0	23,102	(6,191)

The loans disclosed above represent the net balance of loans for which a charge against earnings has occurred during the three months ended March 31, 2012, and the year ended December 31, 2011, respectively, with these charges comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value of properties for which a specific reserve was established during the periods presented as a result of updated appraisals subsequent to foreclosure. The appraisals may utilize comparable sales and income approach valuation methods and may be adjusted to reflect current market or property information. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $4.5 million and $20.9 million for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis. Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

March 31, 2012
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 17.4%; weighted average discount rate 10.2%

13. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Bank as of March 31, 2012:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 leverage ratio
Sterling	$1,030,540	11.1%	$371,501	4.0%	$464,377	5.0%
Sterling Bank	1,005,841	10.9%	370,727	4.0%	463,409	5.0%
Tier 1 risk-based capital ratio
Sterling	1,030,540	16.1%	255,824	4.0%	383,736	6.0%
Sterling Bank	1,005,841	15.7%	255,808	4.0%	383,713	6.0%
Total risk-based capital ratio
Sterling	1,111,613	17.4%	511,648	8.0%	639,560	10.0%
Sterling Bank	1,086,909	17.0%	511,617	8.0%	639,521	10.0%

14. Segment Information:

Sterling's operations are divided into two primary business segments that represent its core businesses:

•
Community Banking - providing traditional banking services through the retail banking, private banking and commercial banking groups, including the originating and servicing of commercial real estate, owner occupied CRE and C&I loans.

•	Home Loan Division - originating and selling residential real estate loans through its mortgage banking operations, on both a servicing-retained and servicing-released basis.

The Other and Eliminations caption represents intercompany eliminations. In 2012, Sterling combined its previously identified Commercial Real Estate segment into its Community Banking segment. This reflected organizational realignments surrounding the internal decision making and performance assessment functions. Segment results for the comparable period presented have been restated to reflect current period presentation.

	As of and for the Three Months Ended March 31, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$92,787	$5,178	$0	$97,965
Interest expense	22,493	0	1,119	23,612
Net interest income	70,294	5,178	(1,119)	74,353
Provision for credit losses	4,000	0	0	4,000
Noninterest income	19,178	12,761	(352)	31,587
Noninterest expense	72,776	14,614	1,259	88,649
Income (loss) before income taxes	$12,696	$3,325	$(2,730)	$13,291
Total assets	$9,529,511	$1,057	$(28,287)	$9,502,281

	As of and for the Three Months Ended March 31, 2011
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$102,344	$1,295	$(402)	$103,237
Interest expense	29,038	503	(47)	29,494
Net interest income	73,306	792	(355)	73,743
Provision for credit losses	10,089	(89)	0	10,000
Noninterest income	19,723	9,932	327	29,982
Noninterest expense	78,026	10,282	0	88,308
Income (loss) before income taxes	$4,914	$531	$(28)	$5,417
Total assets	$9,376,881	$3,162	$(27,574)	$9,352,469

15. Commitments and Contingencies:

On March 22, 2012, Sterling and its subsidiary Sterling Savings Bank were named as defendants in a purported class action lawsuit filed by two Washington customers of Sterling Savings Bank in King County, Washington, Superior Court. The suit challenges the manner in which overdraft fees were charged and the disclosures related to posting order of debit card and ATM transactions, and alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and a violation of state consumer protection laws. No class has been certified and there are significant uncertainties involved in any purported class action litigation. Sterling intends to vigorously defend the case. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2011 annual report on Form 10-K.

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank that operates under the following registered trade names: Sterling Bank, First Independent Bank and Sonoma Bank. Sterling Bank operates as Sonoma Bank only in the state of California. Sterling Bank offers retail and commercial banking products and services, mortgage lending and wealth management to individuals, small businesses, commercial organizations and corporations. As of March 31, 2012, Sterling had assets of $9.50 billion and operated 189 depository branches in Washington, Oregon, Idaho, Montana, and California.

Executive Summary and Highlights

Net income was $13.3 million, or $0.21 per diluted common share, for the three months ended March 31, 2012, compared to net income of $5.4 million, or $0.09 per diluted common share, for the comparable 2011 quarter. For the three months ended March 31, 2012, the return on assets was 0.58 percent compared to 0.23 percent for the three months ended March 31, 2011. The return on common equity for the first quarter was 5.98 percent compared to 2.85 percent for the first quarter of 2011. The improved performance in the first quarter of 2012 reflects the impact of an increase in the net interest margin as well as improvement in asset quality. Despite a decline in the level of average interest earning assets during the first quarter of 2012, net interest income grew to $74.4 million for the three months ended March 31, 2012, from $73.7 million for the comparative 2011 quarter. The first quarter 2012 financial results were also favorably impacted by a reduction in the provision for credit losses of $6.0 million and an increase in noninterest income of $1.6 million compared with the same period in 2012.

Loan and deposit growth during the first quarter of 2012 included balances from the completion of a purchase and assumption transaction with First Independent Investment Group, Inc. (“FIG”) and its wholly-owned subsidiary, First Independent Bank (“First Independent”) on February 29, 2012. The following are selected financial highlights at March 31, 2012:

•	The First Independent transaction added $350.1 million of loans, $695.9 million of deposits, and 14 branches in the Vancouver/Portland metro area.

•	Net interest margin (tax equivalent) expanded by 16 basis points compared to the first quarter of 2011.

•	Deposit costs were reduced by 34 basis points compared to the first quarter of 2011.

•	Gross loans expanded by $494.5 million during the first quarter of 2012.

•	First quarter of 2012 results included expenses related to the acquisition of $6.1 million, severance charges of $2.6 million, and charges related to branch consolidations of $1.3 million.

•	Tier 1 leverage ratio was 11.1 percent at March 31, 2012, compared to 10.6 percent a year ago.
Results of Operations

The most significant component of earnings for Sterling is net interest income, which is the difference between interest income, primarily from loans, MBS and investment securities, and interest expense on deposits and borrowings. Net interest spread refers to the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities. Net interest margin refers to net interest income divided by total average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. The following table sets forth, on a tax equivalent basis, information with regard to Sterling’s net interest income, net interest spread and net interest margin:

	Three Months Ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$3,544,106	$44,083	4.98%	$3,428,296	$43,111	5.04%
Commercial and consumer	2,540,330	35,857	5.68%	2,520,610	37,393	6.02%
Total loans (1)	6,084,436	79,940	5.27%	5,948,906	80,504	5.45%
MBS (2)	2,225,040	15,335	2.76%	2,590,546	20,034	3.09%
Investments and cash (2)	582,753	3,819	2.64%	792,959	3,900	1.99%
FHLB stock	99,057	0	0.00%	99,953	0	0.00%
Total interest earning assets	8,991,286	99,094	4.42%	9,432,364	104,438	4.46%
Noninterest earning assets (3)	291,245			68,518
Total average assets	$9,282,531			$9,500,882
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$559,643	104	0.07%	$493,651	146	0.12%
Savings and MMDA	2,185,621	1,191	0.22%	1,959,561	1,970	0.41%
Time deposits	2,562,754	9,807	1.54%	3,453,419	15,178	1.78%
Total interest bearing deposits	5,308,018	11,102	0.84%	5,906,631	17,294	1.19%
Borrowings	1,625,916	12,510	3.09%	1,694,391	12,200	2.92%
Total interest bearing liabilities	6,933,934	23,612	1.37%	7,601,022	29,494	1.57%
Noninterest bearing transaction	1,326,770	0	0.00%	1,005,290	0	0.00%
Total funding liabilities	8,260,704	23,612	1.15%	8,606,312	29,494	1.39%
Other noninterest bearing liabilities	127,498			125,026
Total average liabilities	8,388,202			8,731,338
Total average equity	894,329			769,544
Total average liabilities and equity	$9,282,531			$9,500,882
Net interest income and spread (4)		$75,482	3.05%		$74,944	2.89%
Net interest margin (4)			3.38%			3.22%
Deposits:
Total interest bearing deposits	$5,308,018	$11,102	0.84%	$5,906,631	$17,294	1.19%
Noninterest bearing transaction	1,326,770	0	0.00%	1,005,290	0	0.00%
Total deposits	$6,634,788	$11,102	0.67%	$6,911,921	$17,294	1.01%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

The following table sets forth the return on average assets and return on average common equity for the periods presented:

	Three Months Ended March 31,
	2012	2011
Return on average assets	0.58%	0.23%
Return on average common equity	5.98%	2.85%

Net Interest Income. Sterling's net interest income was $74.4 million for the three months ended March 31, 2012, compared with $73.7 million for the comparative 2011 quarter. Net interest margin expanded to 3.38% for the three months ended March 31, 2012, compared with 3.22% for the three months ended March 31, 2011. The reduction in deposit funding costs exceeded the decline in interest income. The cost of deposits declined 34 basis points from the comparative period. Lower interest income was due to a decline in the average balance and yield of MBS, as well as a decline in the average yield on the loan portfolio. The positive impact on average loan yields from the decline in the level of nonperforming loans was offset by lower yields on new loan production compared with maturities and repricing of adjustable rate loans in the existing portfolio.

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

Sterling recorded a provision for credit losses of $4.0 million for the three months ended March 31, 2012 as compared with $10.0 million in the comparative 2011 period. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs.

Noninterest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended March 31,
	2012	2011	% Change
	(in thousands)
Fees and service charges	$12,740	$12,561	1%
Mortgage banking operations	16,164	10,327	57%
Loan servicing fees	2,380	1,101	116%
BOLI	1,746	1,732	1%
Gains on sales of securities, net	142	6,001	(98)%
Gains (losses) on other loan sales	600	(1,350)	(144)%
Other	(2,185)	(390)	460%
Total noninterest income	$31,587	$29,982	5%

The increase in income from mortgage banking operations reflected a higher level of residential loan originations and sales, as well as valuation adjustments. The fluctuation in loan servicing fees is mainly attributable to market value adjustments to mortgage servicing rights. The level of gain on sales of securities for the three months ended March 31, 2011 was driven by portfolio rebalancing to reduce duration levels while realizing premiums. The level of gains (losses) on the sale of loans from the portfolio, which are loan sales other than from mortgage banking operations, during 2011 were primarily related to the sale of nonperforming loans. The 2012 activity reflected steps taken to manage loan portfolio concentrations and generate noninterest income. Other noninterest income for the three months ended March 31, 2012 included fair value adjustments of $1.3 million associated with planned branch consolidation costs, and a negative valuation adjustment of $612,000 on interest rate swaps.

The following table presents components of mortgage banking operations for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Loan originations - residential real estate for sale	$576,876	$363,118
Loan sales - residential	567,100	498,310
Margin on residential loan sales	2.34%	2.48%

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended March 31,
	2012	2011	% change
	(in thousands)
Employee compensation and benefits	$47,381	$43,850	8%
OREO operations	1,992	11,400	(83)%
Occupancy and equipment	10,287	9,822	5%
Data processing	6,430	6,080	6%
Insurance	2,339	4,504	(48)%
Professional fees	2,989	3,058	(2)%
Depreciation	2,913	3,012	(3)%
Advertising	3,154	1,960	61%
Travel and entertainment	1,064	1,236	(14)%
Merger and acquisition	6,135	0	NM	(1)
Amortization of other intangible assets	1,405	1,225	15%
Other	2,560	2,161	18%
Total noninterest expense	$88,649	$88,308	0%

(1) Not meaningful.

Employee compensation and benefits during the three months ended March 31, 2012 included severance costs of $2.6 million related to a reduction in force. The reduction in OREO expenses was related to the decline in nonperforming assets, and the stabilization of collateral values. The decline in insurance expense was from lower Federal Deposit Insurance Corporation ("FDIC") insurance premiums. Advertising expense during the first quarter of 2012 included costs related to the rebranding of Sterling Savings Bank as Sterling Bank, with no rebranding charges recognized in the comparative period. Merger and acquisition expense of $6.1 million from the 2012 First Independent transaction included system conversion costs, professional fees and personnel expense.

Income Tax Provision. During the periods presented, Sterling did not recognize any federal or state tax expense or benefit, as the income tax provision was offset by changes in the deferred tax asset valuation allowance. As of March 31, 2012, the reserved net deferred tax asset was approximately $322 million, including approximately $290 million of net operating loss and tax credit carry-forwards.

Financial Position

Assets. At March 31, 2012, Sterling’s assets were $9.50 billion, an increase of $309.0 million from $9.19 billion at December 31, 2011, primarily from the acquisition of First Independent assets, as well as organic growth in the loan portfolio.

Investments and MBS. Sterling’s investment and MBS portfolio at March 31, 2012 was $2.46 billion, compared with $2.55 billion at December 31, 2011. On March 31, 2012, the investment and MBS portfolio had an unrealized net gain of $66.7 million versus $62.2 million at December 31, 2011. Securities sales during the three months ended March 31, 2012 were from securities acquired in the First Independent transaction, with substantially all of the $187.5 million of the acquired securities being sold.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$738,739	12	$688,020	12
Commercial real estate:
Investor CRE	1,421,085	24	1,275,667	23
Multifamily	1,149,498	19	1,001,479	18
Construction	166,607	3	174,608	3
Total commercial real estate	2,737,190	46	2,451,754	44
Commercial:
Owner occupied CRE	1,326,218	22	1,272,461	23
C&I	495,225	8	431,693	8
Total commercial	1,821,443	30	1,704,154	31
Consumer	715,971	12	674,961	12
Gross loans receivable	6,013,343	100%	5,518,889	100%
Deferred loan fees, net	1,488		(252)
Allowance for loan losses	(161,273)		(177,458)
Loans receivable, net	$5,853,558		$5,341,179

During the three months ended March 31, 2012, net loans acquired in the First Independent transaction were $350.1 million. During the first quarter of 2012, Sterling originated $347.5 million of new portfolio loans (which exclude residential loans held for sale), compared to $346.3 million for the fourth quarter of 2011 and $265.3 million for the first quarter of 2011.

The following table sets forth Sterling’s loan originations and purchases for the periods indicated, which are in addition to the amounts acquired upon completion of the First Independent transaction:

	Three Months Ended
	March 31, 2012	March 31, 2011
Loan originations:	(in thousands)
Residential real estate:
For sale	$576,876	$363,118
Permanent	28,728	24,363
Total residential real estate	605,604	387,481
Commercial real estate ("CRE"):
Investor CRE	6,456	34,130
Multifamily	172,710	119,846
Construction	823	4,196
Total commercial real estate	179,989	158,172
Commercial:
Owner occupied CRE	28,355	28,661
Commercial & Industrial ("C&I")	53,986	25,729
Total commercial	82,341	54,390
Consumer	56,455	28,357
Total loan originations	924,389	628,400
Total portfolio loan originations (excludes residential real estate for sale)	347,513	265,282
Loan purchases:
Residential real estate	37,028	7,550
Commercial real estate:
Investor CRE	0	48,584
Multifamily	140	2,440
Total commercial real estate	140	51,024
Commercial:
Owner occupied CRE	0	52,221
C&I	0	0
Total commercial	0	52,221
Total loan purchases	37,168	110,795
Total loan originations and purchases	$961,557	$739,195

Growth in portfolio loan originations over the periods presented primarily reflects growth in multifamily, consumer, and C&I lending.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Allowance for credit losses
Allowance - loans, beginning balance	$177,458	$247,056
Provision	4,000	10,000
Charge-offs	(25,690)	(29,744)
Recoveries	5,505	5,632
Allowance - loans, ending balance	161,273	232,944
Allowance - unfunded commitments, beginning balance	10,029	10,707
Provision	0	0
Charge-offs	(1)	(66)
Allowance - unfunded commitments, ending balance	10,028	10,641
Total credit allowance	$171,301	$243,585

See Note 4 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The decline in the allowance for credit losses from March 31, 2011 reflects a reduction in the level of nonperforming loans. The following table presents classified assets, which are comprised of performing substandard loans, nonperforming loans and OREO:

	March 31, 2012	December 31, 2011
	(in thousands)
Residential real estate	$31,413	$30,918
Commercial real estate:
Investor CRE	94,086	75,304
Multifamily	15,793	15,995
Construction	88,198	98,773
Total commercial real estate	198,077	190,072
Commercial:
Owner occupied CRE	84,197	94,660
C&I	18,930	21,029
Total commercial	103,127	115,689
Consumer	7,568	7,157
Total classified loans	340,185	343,836
OREO	70,383	81,910
Total classified assets	$410,568	$425,746
Classified loans/ total loans	5.7%	6.2%
Classified assets/ total assets	4.3%	4.6%

Classified assets declined $15.2 million, or 4% during the three months ended March 31, 2012. Nonperforming assets, a subset of classified assets that includes nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Past due 90 days or more and accruing	$0	$0
Nonaccrual loans	187,202	210,221
Restructured loans	92,500	76,939
Total nonperforming loans	279,702	287,160
OREO	70,383	81,910
Total nonperforming assets	350,085	369,070
Specific reserve - loans	(13,354)	(16,305)
Net nonperforming assets	$336,731	$352,765
Nonperforming assets to total assets	3.68%	4.01%
Nonperforming loans to loans	4.65%	5.20%
Loan loss allowance to nonperforming loans	58%	62%

Nonperforming assets declined $19.0 million, or 5%, during the three months ended March 31, 2012, primarily as a result of OREO sales. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Nonperforming loans:	(in thousands)
Beginning Balance	$287,160	$654,638
Additions	32,322	46,993
Charge-offs	(20,185)	(24,112)
Paydowns and sales	(9,344)	(55,868)
Foreclosures	(9,364)	(67,324)
Upgrade to accrual	(887)	(77,260)
Ending Balance	$279,702	$477,067

Nonperforming loans declined 41% compared with March 31, 2011. The following table presents a roll-forward of OREO for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	Amount	Properties	Amount	Properties
OREO:	(Dollars in thousands)
Beginning Balance	$81,910	143	$161,653	439
Additions	9,364	43	67,324	157
Valuation adjustments	(2,320)		(4,209)
Sales	(19,351)	(68)	(78,374)	(233)
Other changes	780		5,380
Ending Balance	$70,383	118	$151,774	363

OREO declined 54% compared with March 31, 2011. The following table presents the property type composition of OREO as of the following dates:

	March 31, 2012		December 31, 2011
	Amount	Number of Properties	Amount	Number of Properties
OREO:	(Dollars in thousands)
Residential real estate	$4,610	34	$5,301	50
Investor CRE	9,627	14	14,685	19
Multifamily	46	1	0	0
Construction:
Residential - A&D	1,607	2	1,607	2
Residential - lots	1,038	5	2,576	7
Residential - land	3,226	6	4,839	6
Residential - vertical	3,323	12	3,712	15
Multifamily	15,974	5	16,374	6
Commercial	19,302	10	23,721	12
Commercial
Owner occupied CRE	7,474	16	5,424	17
C&I	2,196	2	2,196	2
Consumer	1,960	11	1,475	7
Ending Balance	$70,383	118	$81,910	143

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,513,616	22%	$1,211,628	19%
Interest bearing transaction	660,391	10%	521,037	8%
Savings and MMDA	2,312,494	33%	2,092,283	32%
Time deposits	2,463,367	35%	2,660,870	41%
Total deposits	$6,949,868	100%	$6,485,818	100%

The increase in total deposits from December 31, 2011, was primarily a result of the First Independent transaction, which contributed $695.9 million of new deposits. Excluding deposits acquired from First Independent, total deposits declined during the quarter by $231.9 million, or 4%, due to a decline in time deposits of $294.0 million, and a decline of savings and MMDA balances of $56.7 million. These reductions were partially offset by organic growth in transaction accounts of $120.5 million.

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, reverse repurchase agreements and junior subordinated debentures, were $1.52 billion as of March 31, 2012 compared with $1.71 billion at December 31, 2011, respectively. The decline reflects the maturity and nonrenewal of FHLB advances.

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

	March 31, 2012		December 31, 2011
Change in Interest Rate in Basis Points (Rate Shock)	% Change in NII		% Change in NII
+300	(2.8)		(4.6)
+200	(1.6)		(2.3)
+100	(0.8)		(0.7)
Static	0.0		0.0
-100	NM	(1)	NM	(1)
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

	March 31, 2012		December 31, 2011
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE		% Change in EVE
+300	10.0		6.2
+200	10.6		8.9
+100	7.4		7.0
Static	0.0		0.0
-100	NM	(1)	NM	(1)
(1) Results are not meaningful in a low interest rate environment.

Sterling's forecasted interest rate sensitivities during the first quarter of 2012 primarily were affected by changes to its balance sheet.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $87.1 million of related swaps outstanding as of March 31, 2012. For a description, see Note 11 of Notes to Consolidated Financial Statements. As of March 31, 2012, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Capital and Liquidity Management

Sterling's primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest from loans and MBS; the sale of loans into the secondary market in connection with Sterling's mortgage banking and other loan sale activities; borrowings from the FHLB and the Federal Reserve; and borrowings from commercial banks (including reverse repurchase agreements). Public deposits from states, municipalities, and other public entities generally require collateralization for some or all of the deposit amounts, depending on state and local requirements. Reverse repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. Reverse repurchase agreements are considered collateralized obligations and may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling Bank's credit line with FHLB of Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements, with borrowing terms ranging from overnight to term advances. Sterling Bank actively manages its liquidity to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary from time to time, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory requirements.

The total value of Sterling's cash and equivalents and securities was $2.83 billion at March 31, 2012, compared with $3.04 billion at December 31, 2011. Total available liquidity as of March 31, 2012 was $4.00 billion, compared to total available liquidity of $3.39 billion as of December 31, 2011. Total available liquidity as of March 31, 2012 included unpledged portions of cash and equivalents and securities of $1.07 billion, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $2.70 billion, as well as loans held for sale of $234.9 million.

Sterling, parent company-only, had cash of approximately $45.0 million and $44.6 million at March 31, 2012 and December 31, 2011, respectively. The parent company's significant cash flows primarily relate to capital investments in and capital distributions from Sterling Bank, capital distributions to shareholders, and interest payments on its junior subordinated debentures. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures, and continued to defer these payments through March 31, 2012. As of March 31, 2012 and December 31, 2011, the accrued deferred interest on junior subordinated debentures was $17.3 million and $15.6 million, respectively. Sterling is allowed to defer payments of interest on the junior subordinated debentures up to 20 consecutive quarters without triggering an event of default. No cash dividends were declared during the periods presented. Sterling's ability to pay dividends is generally limited by its earnings, financial condition, capital and regulatory requirements, and liquidity position.  Sterling relies on Sterling Bank as its primary source of cash flow. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling Bank may pay to Sterling without regulatory approval.

Critical Accounting Policies

Sterling's accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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
The portfolio is grouped into several industry segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on assessment of qualitative factors. The estimated loss emergence period reflects an estimate of the time frame during which losses may be realized. Currently, Sterling is establishing the expected loss rate on loans using the losses on charged-off and foreclosed loans from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The probability of default is multiplied by the loss given default to calculate the expected losses for each loan class.
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
A loan is considered impaired when, based on current information and events, it is probable Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, the ability and willingness of guarantors to make payments, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of collateral if the loan is collateral-dependent.
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
The timing of obtaining appraisals may vary, depending on the nature and complexity of the property being evaluated and the general breadth of appraisal activity in the marketplace, but generally it is within 30 to 90 days of recognition of substandard status, following determination of collateral dependency, or in connection with a loan's maturity or a negotiation that may result in the restructuring or extension of a real estate secured loan. Delays in timing may occur to comply with actions such as a bankruptcy filing or provisions of an SBA guarantee.
Estimates of fair value may be used for substandard collateral-dependent loans at quarter end if external appraisals are not expected to be completed in time for determining quarter end results or to update values between appraisal dates to reflect recent sales activity of comparable inventory or pending property sales of the subject collateral. During periods of declining real estate values, Sterling may record a specific reserve for impaired loans for which an updated valuation analysis has not been completed within the last quarter. The specific reserve is calculated by applying an estimated fair value adjustment to each loan based on market and property type. Estimates of value are not used to raise a value; however, estimates may be used to recognize deterioration of market values in quarters between appraisal updates. The judgment with respect to recognition of any provision or related charge-off for a confirmed loss also takes into consideration whether the loan is collateral-dependent or whether it is supported by sources of repayment or cash flow beyond the collateral that is being valued. For loans that are deemed to be collateral-dependent, the amount of charge-offs is determined in relation to the collateral's appraised value. For loans that are not deemed to be collateral-dependent, the amount of charge-offs may differ from the collateral's appraised value because there is additional support for the loan, such as cash flow from other sources.
The reserve for unfunded credit commitments includes loss exposure from Sterling's mortgage banking operations. Loans sold into the secondary market are sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with agency guidelines or have post-closing borrower misrepresentations.
While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at March 31, 2012.

Income Taxes. Sterling estimates income taxes payable based on the amount it expects to owe various taxing authorities. Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities. In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of Sterling's tax position. Sterling also considers recent audits and examinations, as well as its historical experience in making such estimates. Although Sterling uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances. Penalties and interest associated with any potential estimate variances would be included in income tax expense in the consolidated financial statements.
Sterling uses an estimate of future earnings and an evaluation of its loss carryback ability and tax planning strategies to determine whether it is more likely than not that it will realize the benefit of its deferred tax asset. Sterling has determined that it does not at this time meet the required threshold, and accordingly, has a valuation allowance recorded against its net deferred tax asset. During the three months ended March 31, 2012, Sterling did not recognize any income tax expense, as the income tax for the period was offset by a reduction in the deferred tax asset valuation allowance.

Regulation and Compliance

Sterling, as a bank holding company, is subject to ongoing comprehensive examination and regulation by the Federal Reserve Bank of San Francisco (the “Reserve Bank”), and Sterling Bank, as a Washington state-chartered bank, is subject to ongoing comprehensive regulation and examination by the Washington Department of Financial Institutions (the “WDFI”) and the FDIC. Sterling Bank is further subject to standard Federal Reserve regulations related to deposit reserves and certain other matters.

During the first quarter of 2012, Sterling Bank's Memorandum of Understanding with the FDIC was terminated. This agreement had been in place since the fourth quarter of 2009, and its termination reduces certain regulatory constraints that were imposed upon Sterling Bank under the terms of the agreement. The agreement was terminated as a result of Sterling Bank's compliance with the terms of the agreement, including the return to a well-capitalized status.

Also during the first quarter of 2012, Sterling's written agreement with the Reserve Bank was terminated. As a result, Sterling is no longer required to obtain Reserve Bank approval before paying dividends, accepting dividends from its subsidiary bank, or making payments on junior subordinated debentures.

Forward-Looking Statements

From time to time, Sterling and its senior managers have made and will make forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about Sterling's plans, objectives, expectations, strategies and intentions and other statements contained in this report that are not historical facts and pertain to Sterling's future operating results and capital position, including Sterling's ability to complete recovery plans, and Sterling's ability to reduce future loan losses, execute its asset resolution initiatives, improve its deposit mix, execute its lending initiatives, contain costs and potential liabilities, realize operating efficiencies, execute its business strategy, compete in the marketplace, and provide increased customer support and service. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.

Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling’s control. These include but are not limited to:

•	the possibility of continued adverse economic developments that may, among other things, increase default and delinquency risks in Sterling's loan portfolios;

•	shifts in market interest rates that may result in lower interest rate margins;

•	shifts in the demand for loans and other products;

•	changes in the monetary and fiscal policies of the federal government;

•	changes in laws, regulations and the competitive environment;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	exposure to material litigation; and

•	changes in accounting rules.

Other factors that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements may be found under “Risk Factors” in Sterling’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

On March 22, 2012, Sterling and its subsidiary Sterling Savings Bank were named as defendants in a purported class action lawsuit filed by two Washington customers of Sterling Savings Bank in King County, Washington, Superior Court. The suit challenges the manner in which overdraft fees were charged and the disclosures related to posting order of debit card and ATM transactions, and alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and a violation of state consumer protection laws. No class has been certified and there are significant uncertainties involved in any purported class action litigation. Sterling intends to vigorously defend the case. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Item 1A	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3	Defaults Upon Senior Securities

Not applicable.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

Not applicable.

Item 6	Exhibits

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

STERLING FINANCIAL CORPORATION
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)
May 8, 2012	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling's Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

3.2
Articles of Amendment of Restated Articles of Incorporation of Sterling increasing the authorized shares of common stock. Filed as Exhibit 4.2 to Sterling's Amendment No. 1 to the Registration Statement on Form S-3 dated September 21, 2009 and incorporated by reference herein.

3.3
Articles of Amendment to Sterling's Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series C. Filed as Exhibit 3.1 to Sterling's Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.4
Articles of Amendment to Sterling's Restated Articles of Incorporation eliminating par value of Sterling Common Stock. Filed as Exhibit 3.2 to Sterling's Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.5
Articles of Amendment to Sterling's Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B. Filed as Exhibit 3.3 to Sterling's Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.6
Articles of Amendment to Sterling's Restated Articles of Incorporation designating Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series D. Filed as Exhibit 3.4 to Sterling's Current Report on Form 8-K dated August 30, 2010 and incorporated by reference herein.

3.7
Articles of Amendment to Sterling's Restated Articles of Incorporation increasing the authorized shares of common stock. Filed as exhibit 3.7 to Sterling's Amendment No. 1 to the Registration Statement on Form S-1 dated November 3, 2010 and incorporated by reference herein.

3.8
Articles of Amendment to Sterling's Restated Articles of Incorporation reducing the authorized shares of common stock. Filed as Exhibit 3.1 to Sterling's Current Report on Form 8-K dated November 18, 2010 and incorporated by reference herein.

3.9
Articles of Amendment to Sterling's Restated Articles of Incorporation regarding certain transfer restrictions. Filed as Exhibit 3.9 to Sterling's Annual Report on Form 10-K for the year ended December 31, 2010 dated March 8, 2011 and incorporated by reference herein.

3.10	Amended and Restated Bylaws of Sterling. Filed as Exhibit 3.1 to Sterling's Current Report on Form 8-K dated April 25, 2011, and incorporated by referenced herein.

4.1	Reference is made to Exhibits 3.1 through 3.10.

4.2	Form of Common Stock Certificate. Filed as Exhibit 4.3 to Sterling's Registration Statement on Form S-3 dated July 20, 2009 and incorporated by reference herein.

4.3
Shareholder Rights Plan, dated as of April 14, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Restated Articles of Incorporation of Sterling Financial Corporation (Series E Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C. Filed as Exhibit 4.1 to Sterling's Current Report on Form 8-K filed on April 15, 2010 and incorporated by reference herein.

4.4
First Amendment to Shareholder Rights Plan, dated as of December 8, 2010, between Sterling Financial Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Sterling's Current Report on Form 8-K filed on December 10, 2010 and incorporated by reference herein.

4.5
Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 4.7 to Sterling's Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.6
Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Warburg Pincus Private Equity X, L.P. Filed as Exhibit 4.8 to Sterling's Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

4.7
Amended and Restated Warrant to purchase shares of Sterling Common Stock, dated August 26, 2010 and issued to the United States Department of the Treasury. Filed as Exhibit 4.9 to Sterling's Registration Statement on Form S-1 dated September 24, 2010 and incorporated by reference herein.

E-1

4.8
Sterling has outstanding certain long-term debt. None of such debt exceeds ten percent of Sterling's total assets; therefore, copies of the constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Sterling Financial Corporation Change in Control Plan. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K filed on March 14, 2012 and incorporated by reference herein.

10.2
Form of Sterling Financial Corporation Change in Control Plan Participation Agreement effective March 12, 2012. Filed as Exhibit 10.2 to Sterling's Current Report on Form 8-K filed on March 14, 2012 and incorporated by reference herein.

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