Form 10-Q
period 2012-06-30
STERLING FINANCIAL CORP /WA/
filed 2012-08-07
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2012
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2012
Common Stock	62,127,106

June 30, 2012

STERLING FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares)

	June 30, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents:
Interest bearing	$320,860	$382,330
Noninterest bearing	95,772	88,269
Total cash and cash equivalents	416,632	470,599
Restricted cash	38,060	20,629
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,119,008	2,547,876
Held to maturity	1,726	1,747
Loans held for sale (at fair value: $199,879 and $223,638)	226,907	273,957
Loans receivable, net	5,926,575	5,341,179
Accrued interest receivable	31,306	32,826
Other real estate owned, net (“OREO”)	55,801	81,910
Properties and equipment, net	86,556	84,015
Bank-owned life insurance (“BOLI”)	176,593	174,512
Goodwill	22,577	0
Other intangible assets, net	22,656	12,078
Mortgage servicing rights, net	26,516	23,102
Deferred tax asset, net	285,141	0
Other assets, net	163,459	128,807
Total assets	$9,599,513	$9,193,237
LIABILITIES:
Deposits:
Noninterest bearing	$1,539,786	$1,211,628
Interest bearing	5,256,988	5,274,190
Total deposits	6,796,774	6,485,818
Advances from Federal Home Loan Bank (“FHLB”)	205,470	405,609
Securities sold under repurchase agreements and funds purchased	1,006,324	1,055,763
Junior subordinated debentures	245,292	245,290
Accrued interest payable	5,981	22,575
Accrued expenses and other liabilities	118,878	99,625
Total liabilities	8,378,719	8,314,680
SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,124,551 and 62,057,645 shares outstanding, respectively	1,966,307	1,964,234
Accumulated other comprehensive income	67,102	61,115
Accumulated deficit	(812,615)	(1,146,792)
Total shareholders’ equity	1,220,794	878,557
Total liabilities and shareholders’ equity	$9,599,513	$9,193,237

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans	$85,537	$79,735	$165,378	$160,122
MBS	12,936	19,928	28,271	39,962
Investments and cash equivalents	2,517	2,684	5,306	5,500
Total interest income	100,990	102,347	198,955	205,584
Interest expense:
Deposits	9,921	15,216	21,023	32,510
Short-term borrowings	1,825	111	4,031	190
Long-term borrowings	10,334	12,213	20,638	24,334
Total interest expense	22,080	27,540	45,692	57,034
Net interest income	78,910	74,807	153,263	148,550
Provision for credit losses	4,000	10,000	8,000	20,000
Net interest income after provision for credit losses	74,910	64,807	145,263	128,550
Noninterest income:
Fees and service charges	14,131	12,946	26,871	25,507
Mortgage banking operations	24,652	10,794	40,816	21,121
Loan servicing fees	(471)	709	1,909	1,810
BOLI	3,769	1,578	5,515	3,310
Gains on sales of securities	9,321	8,297	9,463	14,298
Other-than-temporary impairment credit losses on securities (1)	(6,819)	0	(6,819)	0
Charge on prepayment of debt	(2,664)	0	(2,664)	0
Gains (losses) on other loan sales	2,811	471	3,411	(879)
Other	11	(460)	(2,174)	(850)
Total noninterest income	44,741	34,335	76,328	64,317
Noninterest expense	87,607	91,587	176,256	179,895
Income before income taxes	32,044	7,555	45,335	12,972
Income tax benefit	288,842	0	288,842	0
Net income	$320,886	$7,555	$334,177	$12,972
Earnings per share - basic	$5.17	$0.12	$5.38	$0.21
Earnings per share - diluted	$5.13	$0.12	$5.33	$0.21
Weighted average shares outstanding - basic	62,112,936	61,943,851	62,095,670	61,937,353
Weighted average shares outstanding - diluted	62,610,054	62,312,224	62,648,152	62,320,028

(1) The other-than-temporary impairment recognized in earnings during the second quarter of 2012 did not have a portion recognized in accumulated other comprehensive income. See Note 3.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$320,886	$7,555	$334,177	$12,972
Other comprehensive income (loss):
Change in unrealized gains on investments and MBS available for sale	7,714	36,651	12,312	38,594
Realized net gains reclassified from other comprehensive income	(2,502)	(8,297)	(2,644)	(14,298)
Less deferred income tax provision	(3,681)	(3,826)	(3,681)	(2,384)
Net other comprehensive income (loss)	1,531	24,528	5,987	21,912
Comprehensive income	$322,417	$32,083	$340,164	$34,884

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$334,177	$12,972
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,000	20,000
Net gain on sales of loans	(42,969)	(13,434)
Net gain on sales of investments and MBS	(9,463)	(14,298)
Net gain on mortgage servicing rights	(1,143)	(5,115)
Other-than-temporary impairment on securities	6,819	0
Stock based compensation	1,837	1,959
(Gain) loss on OREO	(1,605)	10,564
Release of DTA valuation allowance	(288,842)	0
Increase in cash surrender value of BOLI	(5,390)	(3,310)
Depreciation and amortization	22,192	19,122
Change in:
Accrued interest receivable	5,050	2,069
Prepaid expenses and other assets	(32,479)	1,742
Accrued interest payable	(16,728)	2,801
Accrued expenses and other liabilities	7,276	(10,257)
Proceeds from sales of loans originated for sale	1,205,473	871,842
Loans originated for sale	(1,158,269)	(828,385)
Net cash provided by operating activities	33,936	68,272
Cash flows from investing activities:
Change in restricted cash	(17,431)	249
Net change in loans	(243,657)	(169,304)
Proceeds from sales of loans	20,515	31,899
Purchase of investment securities	(2,534)	(2,000)
Proceeds from maturities of investment securities	17,505	294
Proceeds from sale of investment securities	179,235	30,987
Purchase of MBS	(72,032)	(242,841)
Principal payments received on MBS	314,414	229,210
Proceeds from sales of MBS	183,636	353,444
Office properties and equipment, net	(4,647)	(9,595)
Improvements and other changes to OREO	(1,250)	(5,061)
Proceeds from sales of OREO	51,515	155,566
Net change in cash and cash equivalents from acquisitions	121,098	0
Net cash provided by investing activities	546,367	372,848
Cash flows from financing activities:
Net change in deposits	(384,963)	(307,009)
Repayment of advances from FHLB	(200,104)	(98)
Net change in securities sold under repurchase agreements and funds purchased	(49,439)	26,182
Proceeds from stock issuance, net	236	0
Net cash used in financing activities	(634,270)	(280,925)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—cont. (in thousands)

	Six Months Ended June 30,
	2012	2011
Net change in cash and cash equivalents	$(53,967)	$160,195
Cash and cash equivalents, beginning of period	470,599	411,583
Cash and cash equivalents, end of period	$416,632	$571,778
Supplemental disclosures:
Cash paid during the period for:
Interest	62,287	54,233
Income taxes, net	56	0
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	22,551	100,822

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

During 2012, Sterling identified an error related to the classification of the loss on foreclosure amounts reported in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2012, and for the years ended December 31, 2011 and 2010, and the interim periods therein. The loss on foreclosure amounts were previously included in the cash flows from operating activities in the Loss on OREO line item, instead of the cash flows from investing activities in the Net change in loans line item. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to prior periods. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been revised for the six months ended June 30, 2011. This change resulted in a decrease of $29.3 million to cash flows from operating activities and an increase of the same amount to cash flows from investing activities for the six months ended June 30, 2011. This change did not impact net income, the balance sheet, or shareholders' equity for any period.

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

2. Business Combination:

On February 29, 2012, Sterling Bank completed its acquisition of the operations of First Independent Bank, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $40.6 million, comprised of $28.9 million of cash paid at closing and contingent consideration with a fair value of $11.7 million at acquisition date. As of June 30, 2012, the fair value of this contingent consideration was estimated at $13.3 million, with the increase reflected as a charge against earnings. The contingent consideration is payable in two installments at 12 and 18 months from the date of closing, in an amount ranging from zero to $17 million. The contingent consideration payments will be determined based on certain performance metrics relating to core deposit retention, loan charge-offs, and wealth management revenues. As a result of this transaction, Sterling now offers trust services, and has 14 additional branches in the Portland/Vancouver market. The following table summarizes the amounts recorded at closing:

February 29, 2012
(in thousands)
Cash and cash equivalents	$150,045
Investments and MBS	187,465
Loans receivable, net	349,990
Goodwill	22,577
Core deposit intangible	11,974
Fixed assets	4,038
Other assets	10,886
Total assets acquired	$736,975
Deposits	$695,919
Other liabilities	409
Total liabilities assumed	696,328
Net assets acquired	$40,647

The recorded goodwill of $22.6 million represents the inherent long-term value anticipated from synergies expected to be achieved as a result of the transaction. The amount recorded for goodwill includes subsequent adjustments, primarily from updated appraisals on fixed assets. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has a weighted average amortization period of ten years and will be amortized on an accelerated basis. The following table presents certain First Independent stand alone amounts and pro forma Sterling and First Independent combined amounts as if the transaction had occurred on January 1, 2011. Cost savings estimates are not included in the pro forma combined results, nor are certain credit impaired loans and associated losses excluded from the purchase and assumption transaction.

	First Independent (stand alone)		Pro Forma Combined		Pro Forma Combined
	Three Months Ended	Six Months Ended	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands, except per share data)
Net interest income	$7,859	$11,100	$78,910	$82,633	$159,744	$164,716
Noninterest income	1,678	2,181	44,741	36,628	77,333	69,031
Net income	3,901	6,008	320,886	10,368	338,391	20,406
Earnings per share - basic	0.06	0.10	5.17	0.17	5.45	0.33
Earnings per share - diluted	$0.06	$0.10	$5.13	$0.17	$5.40	$0.33

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
As of June 30, 2012, no allowance for credit losses was recorded in connection with these loans, and the unpaid principal balance and carrying amount of the purchased impaired loans were $20.4 million and $13.3 million, respectively. The following table presents a roll forward of activity for the accretable yield for the purchased impaired loans:

	Three Months Ended	Six Months Ended
	June 30, 2012
		(in thousands)
Beginning balance	$1,909	$0
Additions	0	1,923
Accretion to interest income	(308)	(322)
Reclassifications	730	730
Ending balance	$2,331	$2,331

As of February 29, 2012, the unpaid principal balance and contractual interest ("contractual cash flows") on purchased loans that had not exhibited evidence of credit deterioration was $403.8 million. Sterling estimated that $12.7 million of these cash flows would be uncollectable, resulting in a discount of $21.8 million being recorded on these loans. As of June 30, 2012, the following table presents the related five-year projected accretion of the discount which will be recognized as an increase to interest income:

Amount
Remainder of 2012	$4,022
Years ended December 31,
2013	4,210
2014	2,796
2015	1,724
2016	1,031
2017	679

3. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012
Available for sale
MBS	$1,839,894	$57,416	$0	$1,897,310
Municipal bonds	188,776	15,535	(774)	203,537
Other	18,156	6	(1)	18,161
Total	$2,046,826	$72,957	$(775)	$2,119,008
Held to maturity
Tax credits	$1,726	$0	$0	$1,726
Total	$1,726	$0	$0	$1,726
December 31, 2011
Available for sale
MBS	$2,265,207	$55,760	$(33)	$2,320,934
Municipal bonds	195,512	13,338	(1,394)	207,456
Other	24,923	2	(5,439)	19,486
Total	$2,485,642	$69,100	$(6,866)	$2,547,876
Held to maturity
Tax credits	$1,747	$0	$0	$1,747
Total	$1,747	$0	$0	$1,747

Sterling’s MBS portfolio is comprised primarily of residential agency securities. Other available for sale securities consist of a single issuer trust preferred security. Total sales of Sterling’s securities during the periods ended June 30, 2012 and 2011 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(in thousands)
Six Months Ended
June 30, 2012	$362,871	$9,537	$(74)
June 30, 2011	384,431	16,605	(2,307)

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of June 30, 2012 and December 31, 2011, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
June 30, 2012
MBS	$0	$0	$0	$0	$0	$0
Municipal bonds	0	0	14,609	(774)	14,609	(774)
Other	0	0	0	0	0	0
Total	$0	$0	$14,609	$(774)	$14,609	$(774)
December 31, 2011
MBS	$1,419	$(12)	$24,726	$(21)	$26,145	$(33)
Municipal bonds	0	0	17,289	(1,394)	17,289	(1,394)
Other	0	0	19,479	(5,439)	19,479	(5,439)
Total	$1,419	$(12)	$61,494	$(6,854)	$62,913	$(6,866)

The following table presents the amortized cost and fair value of available for sale and held to maturity securities as of June 30, 2012, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held to maturity		Available for sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$0	$0
Due after one year through five years	0	0	780	780
Due after five years through ten years	0	0	136,113	139,905
Due after ten years	1,726	1,726	1,909,933	1,978,323
Total	$1,726	$1,726	$2,046,826	$2,119,008

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below the amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in the recognition of an other-than-temporary impairment ("OTTI"). As of June 30, 2012, Sterling held a single issuer trust preferred security issued by JP Morgan Chase with a par value of $27.5 million, and a market value of $18.2 million. Although the security was downgraded during the second quarter of 2012 to Baa2 by Moody's, interest payments have not been deferred. Sterling intends to sell the security prior to its scheduled maturity or recovery of its amortized cost basis, and accordingly recognized an OTTI charge on the security during the second quarter of 2012. The following table presents a rollforward of OTTI for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
OTTI, beginning balance	$0	$0	$0	$0
Additions	6,819	0	6,819	0
Ending Balance	$6,819	$0	$6,819	$0

4. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	June 30, 2012	December 31, 2011
	(in thousands)
Residential real estate	$785,482	$688,020
Commercial real estate (CRE):
Investor CRE	1,324,917	1,275,667
Multifamily	1,311,247	1,001,479
Construction	111,550	174,608
Total CRE	2,747,714	2,451,754
Commercial:
Owner occupied CRE	1,309,587	1,272,461
Commercial & Industrial (C&I)	504,396	431,693
Total commercial	1,813,983	1,704,154
Consumer	736,397	674,961
Gross loans receivable	6,083,576	5,518,889
Deferred loan costs (fees), net	1,243	(252)
Allowance for loan losses	(158,244)	(177,458)
Net loans receivable	$5,926,575	$5,341,179

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $3.27 billion and $4.02 billion as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the unamortized portion of discounts on acquired loans was $28.5 million and $4.3 million, respectively.

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
June 30, 2012
Loans receivable, gross:
Individually evaluated for impairment	$11,504	$103,709	$69,373	$930	$0	$185,516
Collectively evaluated for impairment	773,978	2,644,005	1,744,610	735,467	0	5,898,060
Total loans receivable, gross	$785,482	$2,747,714	$1,813,983	$736,397	$0	$6,083,576
Allowance for loan losses:
Individually evaluated for impairment	$365	$3,646	$6,142	$43	$0	$10,196
Collectively evaluated for impairment	12,016	63,206	34,128	16,916	21,782	148,048
Total allowance for loan losses	$12,381	$66,852	$40,270	$16,959	$21,782	$158,244
December 31, 2011
Loans receivable, gross:
Individually evaluated for impairment	$18,301	$149,578	$74,041	$1,192	$0	$243,112
Collectively evaluated for impairment	669,719	2,302,176	1,630,113	673,769	0	5,275,777
Total loans receivable, gross	$688,020	$2,451,754	$1,704,154	$674,961	$0	$5,518,889
Allowance for loan losses:
Individually evaluated for impairment	$872	$11,170	$4,206	$57	$0	$16,305
Collectively evaluated for impairment	14,325	80,552	33,840	13,370	19,066	161,153
Total allowance for loan losses	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458

The following tables present a roll forward by segment of the allowance for credit losses for the periods presented:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2012 quarterly activity
Allowance for loan losses:
Beginning balance, April 1	$12,242	$80,614	$34,483	$14,160	$19,774	$161,273
Provisions	(377)	(9,905)	6,222	4,052	2,008	2,000
Charge-offs	(157)	(9,481)	(3,606)	(1,643)	0	(14,887)
Recoveries	673	5,624	3,171	390	0	9,858
Ending balance, June 30	12,381	66,852	40,270	16,959	21,782	158,244
Reserve for unfunded credit commitments:
Beginning balance, April 1	3,802	1,608	2,461	1,282	875	10,028
Provisions	2,595	(910)	889	228	(802)	2,000
Charge-offs	(4,076)	0	0	0	0	(4,076)
Recoveries	0	0	0	0	0	0
Ending balance, June 30	2,321	698	3,350	1,510	73	7,952
Total credit allowance	$14,702	$67,550	$43,620	$18,469	$21,855	$166,196
2011 quarterly activity
Allowance for loan losses:
Beginning balance, April 1	$18,512	$113,027	$57,384	$13,056	$30,965	$232,944
Provisions	5,921	14,404	(7,637)	2,524	(2,712)	12,500
Charge-offs	(4,210)	(28,745)	(3,908)	(2,117)	0	(38,980)
Recoveries	603	3,921	763	337	0	5,624
Ending balance, June 30	20,826	102,607	46,602	13,800	28,253	212,088
Reserve for unfunded credit commitments:
Beginning balance, April 1	3,285	3,390	1,386	1,101	1,479	10,641
Provisions	(140)	(835)	(462)	1,007	(2,070)	(2,500)
Charge-offs	(710)	0	0	0	0	(710)
Recoveries	0	0	0	0	0	0
Ending balance, June 30	2,435	2,555	924	2,108	(591)	7,431
Total credit allowance	$23,261	$105,162	$47,526	$15,908	$27,662	$219,519

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2012 year to date
Allowance for loan losses:
Beginning balance, January 1	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458
Provisions	(1,357)	(12,729)	10,680	6,690	2,716	6,000
Charge-offs	(2,344)	(20,999)	(13,139)	(4,095)	0	(40,577)
Recoveries	885	8,858	4,683	937	0	15,363
Ending balance, June 30	12,381	66,852	40,270	16,959	21,782	158,244

Reserve for unfunded credit commitments:
Beginning balance, January 1	$3,828	$2,321	$1,796	$1,787	$297	$10,029
Provisions	2,570	(1,623)	1,554	(277)	(224)	2,000
Charge-offs	(4,077)	0	0	0	0	(4,077)
Recoveries	0	0	0	0	0	0
Ending balance, June 30	2,321	698	3,350	1,510	73	7,952
Total credit allowance	$14,702	$67,550	$43,620	$18,469	$21,855	$166,196

2011 year to date
Allowance for loan losses:
Beginning balance, January 1	$17,307	$124,907	$56,951	$14,645	$33,246	$247,056
Provisions	13,690	9,458	1,885	2,460	(4,993)	22,500
Charge-offs	(11,024)	(39,944)	(13,492)	(4,263)	0	(68,723)
Recoveries	853	8,186	1,258	958	0	11,255
Ending balance, June 30	20,826	102,607	46,602	13,800	28,253	212,088

Reserve for unfunded credit commitments:
Beginning balance, January 1	$3,189	$4,157	$1,515	$817	$1,029	$10,707
Provisions	22	(1,602)	(591)	1,291	(1,620)	(2,500)
Charge-offs	(776)	0	0	0	0	(776)
Recoveries	0	0	0	0	0	0
Ending balance, June 30	2,435	2,555	924	2,108	(591)	7,431
Total credit allowance	$23,261	$105,162	$47,526	$15,908	$27,662	$219,519

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

The following table presents credit quality indicators for Sterling’s loan portfolio grouped according to internally assigned risk ratings and performance status:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
June 30, 2012
Pass	$747,972	$1,131,163	$1,271,480	$71,016	$1,158,647	$454,235	$723,673	$5,558,186	92%
Special mention	10,150	120,171	11,795	3,251	70,369	35,048	5,553	256,337	4%
Substandard	26,995	71,120	26,943	37,129	74,755	14,787	7,128	258,857	4%
Doubtful/Loss	365	2,463	1,029	154	5,816	326	43	10,196	0%
Total	$785,482	$1,324,917	$1,311,247	$111,550	$1,309,587	$504,396	$736,397	$6,083,576	100%
Restructured	$23,102	$25,178	$2,360	$10,396	$25,309	$2,464	$311	$89,120	1%
Nonaccrual	20,457	49,196	24,148	22,446	47,796	7,899	4,278	176,220	3%
Nonperforming	43,559	74,374	26,508	32,842	73,105	10,363	4,589	265,340	4%
Performing	741,923	1,250,543	1,284,739	78,708	1,236,482	494,033	731,808	5,818,236	96%
Total	$785,482	$1,324,917	$1,311,247	$111,550	$1,309,587	$504,396	$736,397	$6,083,576	100%
December 31, 2011
Pass	$643,071	$1,116,991	$975,583	$51,284	$1,123,796	$385,643	$663,829	$4,960,197	90%
Special mention	14,031	83,372	9,901	24,578	54,009	25,334	4,166	215,391	4%
Substandard	30,046	70,412	15,279	93,185	90,613	19,355	6,909	325,799	6%
Doubtful/Loss	872	4,892	716	5,561	4,043	1,361	57	17,502	0%
Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%
Restructured	$17,638	$4,366	$0	$38,833	$13,519	$2,583	$0	$76,939	1%
Nonaccrual	25,265	47,827	5,867	56,385	59,752	9,296	5,829	210,221	4%
Nonperforming	42,903	52,193	5,867	95,218	73,271	11,879	5,829	287,160	5%
Performing	645,117	1,223,474	995,612	79,390	1,199,190	419,814	669,132	5,231,729	95%
Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%

Aging by class for Sterling’s loan portfolio as of June 30, 2012 and December 31, 2011 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
June 30, 2012
30 - 59 days past due	$2,883	$4,318	$942	$0	$9,474	$2,351	$5,167	$25,135	0%
60 - 89 days past due	3,241	13,624	1,363	0	8,181	1,230	3,477	31,116	1%
> 90 days past due	18,533	31,148	2,903	26,172	39,062	5,110	3,879	126,807	2%
Total past due	24,657	49,090	5,208	26,172	56,717	8,691	12,523	183,058	3%
Current	760,825	1,275,827	1,306,039	85,378	1,252,870	495,705	723,874	5,900,518	97%
Total Loans	$785,482	$1,324,917	$1,311,247	$111,550	$1,309,587	$504,396	$736,397	$6,083,576	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%
December 31, 2011
30 - 59 days past due	$5,718	$3,354	$1,523	$11,830	$19,967	$1,741	$4,167	$48,300	1%
60 - 89 days past due	4,585	3,954	193	879	4,233	520	2,258	16,622	0%
> 90 days past due	20,207	33,759	3,178	68,024	40,987	7,871	5,054	179,080	3%
Total past due	30,510	41,067	4,894	80,733	65,187	10,132	11,479	244,002	4%
Current	657,510	1,234,600	996,585	93,875	1,207,274	421,561	663,482	5,274,887	96%
Total Loans	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%

Sterling considers its nonperforming loans to be impaired loans. The following table summarizes impaired loans by class as of June 30, 2012 and December 31, 2011:

			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
June 30, 2012
Residential real estate	$50,066	$6,507	$43,194	$365	$365
CRE:
Investor CRE	87,488	13,114	65,635	8,739	2,463
Multifamily	27,746	1,238	6,844	19,664	1,029
Construction	53,994	21,152	31,115	1,727	154
Total CRE	169,228	35,504	103,594	30,130	3,646
Commercial:
Owner Occupied CRE	83,401	10,296	49,504	23,601	5,816
C&I	23,167	12,804	10,038	325	326
Total commercial	106,568	23,100	59,542	23,926	6,142
Consumer	5,007	418	4,140	449	43
Total	$330,869	$65,529	$210,470	$54,870	$10,196
			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2011
Residential real estate	$52,023	$9,120	$38,519	$4,384	$872
CRE:
Investor CRE	70,517	18,324	31,503	20,690	4,892
Multifamily	6,185	318	4,496	1,371	716
Construction	133,588	38,370	43,281	51,937	5,562
Total CRE	210,290	57,012	79,280	73,998	11,170
Commercial:
Owner Occupied CRE	89,604	16,333	48,194	25,077	4,043
C&I	25,497	13,618	11,207	672	163
Total commercial	115,101	29,951	59,401	25,749	4,206
Consumer	6,613	784	5,246	583	57
Total	$384,027	$96,867	$182,446	$104,714	$16,305

For impaired loans by class, the following table presents the average book balance and interest income recognized during the three and six month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012		2011
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$46,485	$174	$58,572	$320
Investor CRE	60,793	421	60,416	908
Multifamily	16,839	255	15,075	95
Construction	58,289	21	206,881	14
Owner Occupied CRE	73,688	628	75,947	597
C&I	11,530	6	13,649	112
Consumer	4,897	0	6,048	0
Total	$272,521	$1,505	$436,588	$2,046
	Six Months Ended June 30,
	2012		2011
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$43,231	$418	$72,911	$320
Investor CRE	63,283	1,003	81,247	1,228
Multifamily	16,188	350	16,328	623
Construction	64,030	873	255,732	44
Owner Occupied CRE	73,188	1,406	79,528	1,189
C&I	11,122	35	12,860	242
Consumer	5,209	0	6,769	0
Total	$276,251	$4,085	$525,375	$3,646

The following tables present loans that were modified and recorded as troubled debt restructurings (“TDR’s”) during the following period:

	Three Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	8	$1,193	$1,188
Investor CRE	0	0	0
Multifamily	1	767	763
Construction	1	3,252	3,261
Owner Occupied CRE	6	8,809	8,766
C&I	5	1,494	1,500
Consumer	2	296	299
Total (1)	23	$15,811	$15,777

	Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	12	$2,234	$2,228
Investor CRE	1	1,302	1,302
Multifamily	2	2,379	2,374
Construction	2	5,944	5,953
Owner Occupied CRE	9	15,441	15,390
C&I	9	3,482	2,206
Consumer	2	296	299
Total (1)	37	$31,078	$29,752

(1)	Amounts exclude specific loan loss reserves.

Substantially all TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of June 30, 2012, Sterling had specific reserves of $2.7 million on TDRs which were restructured during the previous six months. There were 17 loans totaling $4.6 million that were removed from TDR status during this period, as they had met the conditions for removal by achieving twelve consecutive months of performance at market equivalent rates of interest. The following table shows the post-modification recorded investment by class for TDRs restructured during the six months ended June 30, 2012 by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Extension of Terms	Forgiveness of Principal and/or Interest	Total
	(in thousands)
Residential Real Estate	$407	$1,821	$0	$0	$2,228
Investor CRE	0	1,302	0	0	1,302
Multifamily	0	2,374	0	0	2,374
Construction	0	3,261	2,692	0	5,953
Owner CRE	5,688	9,393	0	309	15,390
C&I	0	1,317	183	706	2,206
Consumer	0	0	299	0	299
	$6,095	$19,468	$3,174	$1,015	$29,752

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. There were no TDR’s completed during the twelve month period ended June 30, 2012 that subsequently defaulted during the six months ended June 30, 2012.

5.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of a purchase price over the net assets acquired. The following table summarizes Sterling's goodwill:

Amount
Balance, January 1, 2012	$0
Acquired	22,577
Balance, June 30, 2012	22,577

Goodwill acquired during 2012 was related to the First Independent transaction. This goodwill has been allocated to the Community Banking segment. Goodwill is not amortized, but is reviewed for impairment at least annually. Other intangible assets at June 30, 2012 were comprised of core deposit intangibles from various acquisitions, and other identifiable intangibles relate to First Independent's trust and wealth management business. The following table provides details of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2012	(in thousands)
Core deposit intangibles	$55,420	$34,516	$20,904
Other	1,800	48	1,752
December 31, 2011
Core deposit intangibles	43,446	31,368	12,078
Other	0	0	0

The following table provides the projected amortization expense for the remainder of 2012 and the next five years for core deposit intangibles and other intangibles:

Amount
Remainder of 2012	$3,582
Years ended December 31,
2013	6,430
2014	3,339
2015	2,361
2016	1,271
2017	1,178

6. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and has assumed similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures mature 30 years after issuance, and are redeemable, subject to certain conditions. As of June 30, 2012, all of Sterling's junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures. In June 2012, Sterling elected to resume regularly scheduled interest payments and as a result, the deferred accrued interest in the amount of $19.6 million was paid in full.

Details of the junior subordinated debentures are as follows:

				June 30, 2012
Subsidiary Issuer	Issue Date	Maturity Date	Next Interest Payment Date	Rate		Amount
	(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Oct 2012	1.87%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	Sept 2012	2.10		51,547
Sterling Capital Trust VII	June 2006	June 2036	Sept 2012	1.99		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	Sept 2012	2.27		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sept 2012	3.67		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	Sept 2012	3.71		20,619
Sterling Capital Trust IV	May 2003	May 2033	Nov 2012	3.62		10,310
Sterling Capital Trust III	April 2003	April 2033	Oct 2012	3.72		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Sept 2012	3.61		9,440
Klamath First Capital Trust I	July 2001	July 2031	Jan 2013	4.54		15,229
				2.61%	*	$245,292
* Weighted average rate.

7. Earnings Per Share:

The following table presents the computations for basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except shares and per share amounts)
Numerator:
Net income	$320,886	$7,555	$334,177	$12,972
Denominator:
Weighted average shares outstanding - basic	62,112,936	61,943,851	62,095,670	61,937,353
Dilutive securities outstanding	497,118	368,373	552,482	382,675
Weighted average shares outstanding - diluted	62,610,054	62,312,224	62,648,152	62,320,028
Earnings per share - basic	$5.17	$0.12	$5.38	$0.21
Earnings per share - diluted	$5.13	$0.12	$5.33	$0.21
Antidilutive securities outstanding (weighted average):
Stock options	9,875	16,493	12,533	17,093
Restricted shares	484	22,752	1,836	50,798
Total antidilutive securities outstanding	10,359	39,245	14,369	67,891

8. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Employee compensation and benefits	$46,485	$41,836	$93,866	$85,686
OREO operations	3,337	14,452	5,329	25,852
Occupancy and equipment	10,932	10,156	21,219	19,978
Data processing	7,033	6,608	13,463	12,688
FDIC insurance	1,989	3,439	3,846	7,393
Professional fees	4,800	3,352	7,789	6,410
Depreciation	2,923	3,014	5,836	6,026
Advertising	3,774	2,768	6,928	4,727
Travel and entertainment	1,535	1,359	2,599	2,595
Merger and acquisition	2,262	0	8,397	0
Amortization of other intangible assets	1,791	1,224	3,196	2,449
Other	746	3,379	3,788	6,091
Total noninterest expense	$87,607	$91,587	$176,256	$179,895

9. Income Taxes:

During the quarter ended June 30, 2012, Sterling recorded a $288.8 million income tax benefit, which was the result of reversing substantially all of the deferred tax asset valuation allowance. Sterling did not recognize any federal or state income tax expense during the comparable periods. Sterling does not expect to recognize any income tax expense until the first quarter of 2013, as the remaining deferred tax asset valuation allowance is expected to offset income tax expense for the third and fourth quarters of 2012. The deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. The quarter ended June 30, 2012 marked the sixth consecutive quarter of profitability for Sterling. Based on this earnings performance trend, improvement in asset quality, higher net interest margin and the expectation of continued profitability, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. As of June 30, 2012, the net deferred tax asset was $285.1 million, including $283.2 million of net operating loss and tax credit carryforwards. This is compared with a fully reserved net deferred tax asset of $327.0 million, including $285.0 million of net operating loss and tax credit carry-forwards, as of December 31, 2011.

To determine if the benefit of its net deferred tax asset will more likely than not be realized, Sterling's management analyzed both the positive and negative evidence that may affect the realization of the deferred tax asset. This evidence included sustained pre-tax income for six consecutive quarters as of June 30, 2012. Other items considered include improved financial results over the last 24 months (including improving credit quality, as well as improvements in net interest margin and other key financial ratios); internal estimates of sustained future earnings; the length of the carryforward period for its net operating losses and tax credits; events in 2012 that indicate Sterling's financial health has improved; an analysis of the reversal of existing temporary differences; and an evaluation of its loss carryback ability and tax planning strategies.

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

10. Stock-Based Compensation:

The following table presents a summary of restricted stock activity during the period:

	Restricted Stock
	Number	Weighted Average Grant Price
Balance, January 1, 2012	301,373	$17.82
Granted	233,760	19.82
Vested	(51,656)	23.78
Expired	0	0.00
Forfeited	(58,422)	16.74
Outstanding, June 30, 2012	425,055	$18.35

The following table presents a summary of stock option activity during the period:

	Stock Options
	Number	Weighted Average Exercise Price
Balance, January 1, 2012	15,800	$1,393.65
Granted	0	0.00
Exercised	0	0.00
Expired	(973)	1,519.35
Cancelled	(1,427)	1,204.61
Outstanding, June 30, 2012	13,400	1,404.65
Exercisable, June 30, 2012	12,959	$1,448.30

The following table presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
June 30, 2012	1.8 years	$0	1.8 years	$0
December 31, 2011	2.1 years	0	2.1 years	0

As of June 30, 2012, a total of 5,336,228 shares remained available for grant under Sterling’s 2003, 2007 and 2010 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight and 10 years. Stock-based compensation expense recognized during the periods presented was as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Stock options	$31	$172
Restricted stock	1,812	1,792
Total	$1,843	$1,964

As of June 30, 2012, unrecognized equity compensation expense totaled $6.2 million as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.4 years.

11. Derivatives and Hedging:

From time to time, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is hedged by entering into offsetting interest rate swap agreements with various unaffiliated counterparties (“broker-dealers”). Both customer and broker-dealer related interest rate derivatives are carried at fair value, which includes consideration of counterparty credit risk.

As part of its mortgage banking activities, Sterling makes commitments to prospective borrowers on residential mortgage loan applications, which may have the interest rates locked for a period of 10 to 60 days, or longer, if extended (“interest rate lock commitments”). These interest rate lock commitments, and loans held for sale that have not been committed to investors, give rise to interest rate risk. Sterling hedges the interest rate risk arising from these mortgage banking activities by entering into forward sales agreements on MBS with third parties (“forward commitments”).

Residential mortgage loans held for sale that were not committed to investors were $174.1 million and $192.4 million as of June 30, 2012 and December 31, 2011, respectively. The following table summarizes Sterling’s mortgage banking operations and interest rate swaps:

	June 30, 2012
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments	$507,009	$15,870	$0
Forward commitments	557,000	0	3,671
Interest rate swaps - broker-dealer	41,239	0	4,152
Interest rate swaps - customer	35,943	2,318	0
	December 31, 2011
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments	$181,456	$5,558	$0
Forward commitments	315,579	0	3,785
Interest rate swaps - broker-dealer	43,213	0	4,527
Interest rate swaps - customer	45,820	4,711	0

The fair value of these derivatives are included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap transactions are included in other noninterest income. The following table sets forth these gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Mortgage banking operations	$1,707	$(4,664)	$(655)	$(7,504)
Other noninterest income	(68)	30	(680)	37

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

		June 30, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:		(in thousands)
Cash and cash equivalents	1	$454,692	$454,692	$491,228	$491,228
Investments and MBS:
Available for sale	2	2,119,008	2,119,008	2,547,876	2,547,876
Held to maturity	2	1,726	1,726	1,747	1,747
Loans held for sale	2	226,907	227,516	273,957	273,957
Loans receivable, net	3	5,926,575	5,974,349	5,341,179	5,347,555
Other assets (1)	2	117,415	117,415	109,317	109,317
Financial liabilities:
Non-maturity deposits	2	4,506,386	4,506,386	3,824,948	3,824,948
Deposits with stated maturities	2	2,290,388	2,333,207	2,660,870	2,710,740
Borrowings	2	1,457,086	1,451,961	1,706,662	1,724,347
Other liabilities	2	8,870	8,870	9,212	9,212
(1) Other assets includes FHLB stock. As of June 30, 2012 and December 31, 2011, FHLB stock was carried at $99.2 million and $99.0 million, respectively.

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

Derivatives.  Interest rate lock commitments and forward commitments valuations are estimated using quoted market prices for similar instruments. Fair values for the interest rate swaps are based on the present value differential between the fixed interest rate payments and the floating interest rate payments as projected by the forward interest rate curve, over the term of the swap, with the recorded amount net of any credit valuation adjustments. The fair value of the common stock warrant is estimated using the the Black-Scholes option pricing model.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Balance, June 30, 2012:
Investment securities available for sale:
MBS	$1,897,310	$0	$1,897,310	$0
Municipal bonds	203,537	0	203,537	0
Other	18,161	0	18,161	0
Total investment securities available for sale	2,119,008	0	2,119,008	0
Loans held for sale	199,879	0	199,879	0
Other assets - derivatives	18,188	0	18,188	0
Total assets	$2,337,075	$0	$2,337,075	$0
Contingent consideration	$13,292	$0	$0	$13,292
Other liabilities - derivatives	8,870	0	8,870	0
Total liabilities	$22,162	$0	$8,870	$13,292
Balance, December 31, 2011:
Investment securities available for sale:
MBS	$2,320,934	$0	$2,320,934	$0
Municipal bonds	207,456	0	207,456	0
Other	19,486	0	19,486	0
Total investment securities available for sale	2,547,876	0	2,547,876	0
Loans held for sale	223,638	0	223,638	0
Other assets - derivatives	10,269	0	10,269	0
Total assets	$2,781,783	$0	$2,781,783	$0
Other liabilities - derivatives	$9,212	$0	$9,212	$0

Contingent consideration represents the estimated liability for additional payments related to the First Independent transaction, with the value based on the application of a discounted cash flow methodology. The following table presents a rollforward of contingent consideration for the periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2012
	(in thousands)
Beginning balance	$11,779	$0
Additions	0	11,779
Valuation adjustments - noninterest expense - other - mergers and acquisitions	1,513	1,513
Ending balance	$13,292	$13,292

Derivatives include mortgage banking interest rate lock and loan delivery commitments, a common stock warrant carried as a derivative liability and interest rate swaps. See Note 11 for a further discussion of these derivatives. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Mortgage banking operations	$11	$4,581

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	June 30, 2012
	Total Carrying Value	Level 1	Level 2	Level 3	Gains/(Losses) During the Six Months Ended June 30, 2012
	(in thousands)
Loans	$157,733	$0	$0	$157,733	$(24,723)
OREO	24,068	0	0	24,068	(2,776)
Mortgage servicing rights	26,516	0	0	26,516	(1,072)
	December 31, 2011				Losses During the Twelve Months Ended December 31, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$268,837	$0	$0	$268,837	$(47,372)
OREO	31,379	0	0	31,379	(10,860)
Mortgage servicing rights	23,102	0	0	23,102	(6,191)

The loans disclosed above represent the net balance of loans for which a charge-off or specific reserve has been recognized during the six months ended June 30, 2012, and the year ended December 31, 2011, respectively, with these charges comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value of properties for which a specific reserve was established during the periods presented as a result of updated appraisals subsequent to foreclosure. The appraisals may use comparable sales and income approach valuation methods and may be adjusted to reflect current market or property information. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $7.0 million and $20.9 million for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis. Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

June 30, 2012
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 18.8%; weighted average discount rate 10.2%

13. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Bank as of June 30, 2012:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 leverage ratio
Sterling	$1,108,550	12.2%	$364,954	4.0%	$456,193	5.0%
Sterling Bank	1,097,834	12.0%	366,232	4.0%	457,790	5.0%
Tier 1 risk-based capital ratio
Sterling	1,108,550	17.3%	256,048	4.0%	384,072	6.0%
Sterling Bank	1,097,834	17.1%	256,286	4.0%	384,428	6.0%
Total risk-based capital ratio
Sterling	1,189,629	18.6%	512,096	8.0%	640,120	10.0%
Sterling Bank	1,178,986	18.4%	512,571	8.0%	640,714	10.0%

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

	As of and for the Three Months Ended June 30, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$94,634	$6,356	$0	$100,990
Interest expense	21,241	0	839	22,080
Net interest income	73,393	6,356	(839)	78,910
Provision for credit losses	4,000	0	0	4,000
Noninterest income	18,597	25,940	204	44,741
Noninterest expense	68,127	20,150	(670)	87,607
Income (loss) before income taxes	$19,863	$12,146	$35	$32,044
Total assets	$9,593,152	$5,720	$641	$9,599,513

	As of and for the Three Months Ended June 30, 2011
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$101,040	$1,537	$(230)	$102,347
Interest expense	27,115	472	(47)	27,540
Net interest income	73,925	1,065	(183)	74,807
Provision for credit losses	9,967	33	0	10,000
Noninterest income	25,436	8,716	183	34,335
Noninterest expense	81,368	10,219	0	91,587
Income (loss) before income taxes	$8,026	$(471)	$0	$7,555
Total assets	$8,763,570	$205,799	$272,226	$9,241,595

	As of and for the Six Months Ended June 30, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$187,421	$11,534	$0	$198,955
Interest expense	43,734	0	1,958	45,692
Net interest income	143,687	11,534	(1,958)	153,263
Provision for credit losses	8,000	0	0	8,000
Noninterest income	37,775	38,701	(148)	76,328
Noninterest expense	140,903	34,764	589	176,256
Income (loss) before income taxes	$32,559	$15,471	$(2,695)	$45,335
Total assets	$9,593,152	$5,720	$641	$9,599,513

	As of and for the Six Months Ended June 30, 2011
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$203,384	$2,832	$(632)	$205,584
Interest expense	56,153	975	(94)	57,034
Net interest income	147,231	1,857	(538)	148,550
Provision for credit losses	20,056	(56)	0	20,000
Noninterest income	45,159	18,648	510	64,317
Noninterest expense	159,394	20,501	0	179,895
Income (loss) before income taxes	$12,940	$60	$(28)	$12,972
Total assets	$8,763,570	$205,799	$272,226	$9,241,595

15. Commitments and Contingencies:

On March 22, 2012, Sterling and its subsidiary Sterling Savings Bank were named as defendants in a purported class action lawsuit filed by a Washington customer of Sterling Savings Bank in King County, Washington, Superior Court, and on May 25, 2012, Sterling Savings Bank was named a defendant in a similar purported class action lawsuit filed on behalf of a customer in the U.S. District Court of Oregon. These suits challenge the manner in which overdraft fees were charged and the disclosures related to posting order of debit card and ATM transactions, and allege claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and a violation of state consumer protection laws. The two suits encompass claims on behalf of Sterling Savings Bank customers from the five states in which Sterling Savings

Bank presently conducts business. No class has been certified in either suit and there are significant uncertainties involved in any purported class action litigation. On August 1, 2012, a partial motion to dismiss brought by Sterling in the Washington case was granted, dismissing plaintiffs' claims for unconscionability, conversion, and unjust enrichment. Sterling intends to vigorously defend the suits. Failure by Sterling Savings Bank to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.
On June 29, 2012, Sterling Bank entered into a definitive agreement for the sale of its Montana operations to Eagle Bancorp Montana, Inc. and its wholly owned subsidiary American Federal Savings Bank. The transaction is subject to regulatory approval and customary closing conditions.

16. Subsequent Event:

On July 26, 2012, Sterling declared a quarterly cash dividend of $0.15 per common share, payable to shareholders of record as of August 6, 2012. The dividend is expected to be paid on August 20, 2012.

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

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank that operates under the registered trade names of Sterling Bank and Sonoma Bank. Sterling Bank operates as Sonoma Bank only in the state of California. Sterling Bank offers retail and commercial banking products and services, mortgage lending and wealth management to individuals, small businesses, commercial organizations and corporations. As of June 30, 2012, Sterling had assets of $9.60 billion and operated 186 depository branches in Washington, Oregon, Idaho, Montana, and California.

Executive Summary and Highlights

Net income for the three and six months ended June 30, 2012 included a $288.8 million release of the deferred tax asset valuation allowance. Income before income taxes for the three and six months ended June 30, 2012 was $32.0 million and $45.3 million, reflecting an increase of 324% and 249% over the respective 2011 periods. The increase in income before income taxes includes the impact of an increase in the net interest margin, an improvement in asset quality, and an increase in mortgage banking income. Subsequent to June 30, 2012, Sterling declared a quarterly cash dividend of $0.15 per share, payable to shareholders of record as of August 6, 2012. The dividend is expected to be paid on August 20, 2012.

On February 29, 2012, Sterling completed the purchase and assumption transaction with First Independent Investment Group, Inc. (“FIG”) and its wholly-owned subsidiary, First Independent Bank (“First Independent”). On June 29, 2012, Sterling Bank entered into a definitive agreement for the sale of its Montana operations to Eagle Bancorp Montana, Inc. and its wholly owned subsidiary American Federal Savings Bank. The transaction is subject to regulatory approval and customary closing conditions and is expected to be completed during the fourth quarter of 2012.

The following are selected financial highlights at June 30, 2012:

•	The First Independent transaction added $350.0 million of loans, $695.9 million of deposits, and 14 branches in the Vancouver/Portland metro area.

•	Net interest margin (tax equivalent) for the three and six months ended June 30, 2012 expanded by 25 and 21 basis points, respectively, over the comparable 2011 periods.

•	Average loan balances during the three and six months ended June 30, 2012 increased 7% and 5% over the respective 2011 periods.

•	Tangible book value increased to $18.92 per common share, compared to $13.96 per common share at December 31, 2011.

•	Tier 1 leverage ratio improved to 12.2% at June 30, 2012, compared with 11.4% at December 31, 2011.

•	Efficiency ratio for the second quarter improved to 66%, compared to 80% for the first quarter of 2012.

Results of Operations

The most significant component of earnings for Sterling is net interest income, which is the difference between interest income, earned primarily from loans, MBS and investment securities, and interest expense on deposits and borrowings. Net interest spread refers to the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities. Net interest margin refers to net interest income divided by total average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. The following table sets forth, on a tax equivalent basis, information with regard to Sterling’s net interest income, net interest spread and net interest margin:

	Three Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$3,863,940	$49,486	5.12%	$3,516,320	$43,777	4.98%
Commercial and consumer	2,540,930	36,147	5.72%	2,478,564	36,074	5.84%
Total loans (1)	6,404,870	85,633	5.36%	5,994,884	79,851	5.33%
MBS (2)	1,984,471	12,936	2.61%	2,450,178	19,928	3.25%
Investments and cash (2)	549,590	3,422	2.50%	668,553	3,732	2.24%
FHLB stock	99,227	0	0.00%	99,629	0	0.00%
Total interest earning assets	9,038,158	101,991	4.52%	9,213,244	103,511	4.50%
Noninterest earning assets (3)	352,130			125,165
Total average assets	$9,390,288			$9,338,409
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$666,243	93	0.06%	$502,303	128	0.10%
Savings and MMDA	2,285,426	1,025	0.18%	1,981,455	1,740	0.35%
Time deposits	2,380,453	8,803	1.49%	3,172,641	13,348	1.69%
Total interest bearing deposits	5,332,122	9,921	0.75%	5,656,399	15,216	1.08%
Borrowings	1,486,167	12,159	3.29%	1,704,126	12,324	2.90%
Total interest bearing liabilities	6,818,289	22,080	1.30%	7,360,525	27,540	1.50%
Noninterest bearing transaction	1,510,591	0	0.00%	1,040,000	0	0.00%
Total funding liabilities	8,328,880	22,080	1.07%	8,400,525	27,540	1.31%
Other noninterest bearing liabilities	131,031			145,136
Total average liabilities	8,459,911			8,545,661
Total average equity	930,377			792,748
Total average liabilities and equity	$9,390,288			$9,338,409
Net interest income and spread (4)		$79,911	3.22%		$75,971	3.00%
Net interest margin (4)			3.56%			3.31%
Deposits:
Total interest bearing deposits	$5,332,122	$9,921	0.75%	$5,656,399	$15,216	1.08%
Noninterest bearing transaction	1,510,591	0	0.00%	1,040,000	0	0.00%
Total deposits	$6,842,713	$9,921	0.58%	$6,696,399	$15,216	0.91%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

	Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$3,704,023	$93,548	5.05%	$3,473,639	$86,889	5.01%
Commercial and consumer	2,540,630	72,026	5.70%	2,499,781	75,365	6.08%
Total loans (1)	6,244,653	165,574	5.32%	5,973,420	162,254	5.46%
MBS (2)	2,104,755	28,271	2.69%	2,519,974	39,962	3.17%
Investments and cash (2)	566,171	7,242	2.57%	730,412	5,734	1.58%
FHLB stock	99,142	0	0.00%	99,790	0	0.00%
Total interest earning assets	9,014,721	201,087	4.47%	9,323,596	207,950	4.48%
Noninterest earning assets (3)	321,692			95,600
Total average assets	$9,336,413			$9,419,196
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$612,943	198	0.06%	$498,001	274	0.11%
Savings and MMDA	2,235,524	2,216	0.20%	1,970,569	3,711	0.38%
Time deposits	2,471,603	18,609	1.51%	3,312,255	28,525	1.74%
Total interest bearing deposits	5,320,070	21,023	0.79%	5,780,825	32,510	1.13%
Borrowings	1,556,041	24,669	3.19%	1,699,286	24,524	2.91%
Total interest bearing liabilities	6,876,111	45,692	1.34%	7,480,111	57,034	1.54%
Noninterest bearing transaction	1,418,680	0	0.00%	1,022,741	0	0.00%
Total funding liabilities	8,294,791	45,692	1.11%	8,502,852	57,034	1.31%
Other noninterest bearing liabilities	129,269			135,134
Total average liabilities	8,424,060			8,637,986
Total average equity	912,353			781,210
Total average liabilities and equity	$9,336,413			$9,419,196
Net interest income and spread (4)		$155,395	3.13%		$150,916	2.94%
Net interest margin (4)			3.47%			3.26%
Deposits:
Total interest bearing deposits	$5,320,070	$21,023	0.79%	$5,780,825	$32,510	1.13%
Noninterest bearing transaction	1,418,680	0	0.00%	1,022,741	0	0.00%
Total deposits	$6,738,750	$21,023	0.63%	$6,803,566	$32,510	0.96%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

The following table sets forth the return on average assets and return on average common equity for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Return on average assets	13.74%	0.32%	7.20%	0.28%
Return on average common equity	138.72%	3.82%	73.66%	3.35%

Net Interest Income. Sterling's net interest income was $78.9 million and $153.3 million for the three and six months ended June 30, 2012, compared with $74.8 million and $148.6 million for the comparative 2011 periods. Net interest margin expanded to 3.56% and 3.47% for the three and six months ended June 30, 2012, compared with 3.31% and 3.26% for the 2011 periods. The increase in net interest income and margin primarily reflected a decline in the cost of deposits, and an increase in average loan balances. These increases to both net interest income and margin were partially offset by a lower average balance in the securities portfolio.

The decline in deposit funding costs reflected the increase in lower cost transaction accounts, combined with a reduction in higher costing time deposits. Average interest and noninterest bearing transaction account balances during the three and six months ended June 30, 2012 increased by 41% and 34% over their respective 2011 periods. Growth in average loan balances reflected growth in portfolio loan originations and the First Independent transaction. The increase in interest income on loans also reflected the improvement in asset quality with the decline in the level of nonperforming loans and discount accretion on acquired loans. These increases to interest income were partially offset by lower yields on new loan production compared with maturities, and repricing of adjustable rate loans in the existing portfolio. The lower average balance in the securities portfolio reflected the level of prepayments and sales, as impacted by changes in interest rates.

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

Sterling recorded a provision for credit losses of $4.0 million and $8.0 million for the three and six months ended June 30, 2012, as compared with $10.0 million and $20.0 million, respectively, in the comparative 2011 periods. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs. Total net charge-offs of $29.3 million during the six months ended June 30, 2012 included approximately $4 million charged against the allowance for unfunded commitments, in connection with a mortgage repurchase settlement with a financial institution.

Noninterest Income. Non-interest income was as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Fees and service charges	$14,131	$12,946	9%	$26,871	$25,507	5%
Mortgage banking operations	24,652	10,794	128%	40,816	21,121	93%
Loan servicing fees	(471)	709	(166)%	1,909	1,810	5%
BOLI	3,769	1,578	139%	5,515	3,310	67%
Gains on sales of securities, net	9,321	8,297	12%	9,463	14,298	(34)%
Other-than-temporary impairment losses on securities	(6,819)	0	NM	(6,819)	0	NM
Charge on prepayment of debt	(2,664)	0	NM	(2,664)	0	NM
Gains (losses) on other loan sales	2,811	471	497%	3,411	(879)	(488)%
Other	11	(460)	(102)%	(2,174)	(850)	156%
Total noninterest income	$44,741	$34,335	30%	$76,328	$64,317	58%

The growth in fees and service charges were primarily due to the addition of the First Independent accounts. The increase in income from mortgage banking operations reflected higher margins on loan sales and volumes of residential lending, and was influenced by an elevated level of refinancing activity on the part of borrowers, due to historically low interest rates on home loans. BOLI income during the 2012 periods included $2.4 million relating to a death benefit. The level of gain on sales of securities fluctuates with the portfolio rebalancing function and market opportunities for premium capture. During the second quarter of 2012, Sterling recognized an other-than-temporary impairment charge of $6.8 million related to a single issuer trust preferred security and a $2.7 million charge related to the prepayment of a $50.0 million term repurchase agreement with a fixed interest cost of 3.99 percent. The level of gains (losses) on the sale of other loans was primarily related to the sale of nonperforming loans, with 2012 sales primarily at a premium to carrying value, and 2011 sales primarily at a discount. Other noninterest income for the six months ended June 30, 2012 included $1.6 million of branch consolidation costs, and negative valuation adjustments of $680,000 on interest rate swaps.

The following table presents components of mortgage banking operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Loan originations - residential real estate for sale	$578,418	$457,123	$1,155,294	$820,241
Loan sales - residential	576,545	398,120	1,143,645	896,431
Margin on residential loan sales	3.07%	2.21%	2.75%	2.33%

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% change	2012	2011	% change
	(in thousands)
Employee compensation and benefits	$46,485	$41,836	11%	$93,866	$85,686	10%
OREO operations	3,337	14,452	(77)%	5,329	25,852	(79)%
Occupancy and equipment	10,932	10,156	8%	21,219	19,978	6%
Data processing	7,033	6,608	6%	13,463	12,688	6%
FDIC insurance	1,989	3,439	(42)%	3,846	7,393	(48)%
Professional fees	4,800	3,352	43%	7,789	6,410	22%
Depreciation	2,923	3,014	(3)%	5,836	6,026	(3)%
Advertising	3,774	2,768	36%	6,928	4,727	47%
Travel and entertainment	1,535	1,359	13%	2,599	2,595	0%
Merger and acquisition	2,262	0	NM	8,397	0	NM
Amortization of other intangible assets	1,791	1,224	46%	3,196	2,449	31%
Other	746	3,379	(78)%	3,788	6,091	(38)%
Total noninterest expense	$87,607	$91,587	(4)%	$176,256	$179,895	(2)%

Employee compensation and benefits during 2012 included severance costs related to a reduction in force, and an increase in commissions due to growth in mortgage banking originations. The reduction in OREO expenses was related to the decline in nonperforming assets and the stabilization of collateral values. The decline in Federal Deposit Insurance Corporation ("FDIC") insurance expense was due to a lower risk based assessment rate being applicable. Advertising expense during the first half of 2012 included costs related to the rebranding of Sterling Savings Bank as Sterling Bank, with no rebranding charges recognized in the comparative periods. Merger and acquisition expense for the 2012 periods reflected costs associated with the First Independent transaction, including system conversion costs, professional fees and employee severance. Other noninterest expense during the second quarter of 2012 included a refund of $1.9 million for Washington State business and occupation tax.

Income Tax Provision. During the quarter ended June 30, 2012, Sterling recorded a $288.8 million income tax benefit, which was the result of reversing substantially all of the deferred tax asset valuation allowance. Sterling did not recognize any federal or state income tax expense during the comparable periods. Sterling does not expect to recognize any income tax expense until the first quarter of 2013, as the remaining deferred tax asset valuation allowance is expected to offset income tax expense for the third and fourth quarters of 2012. The deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. The quarter ended June 30, 2012 marked the sixth consecutive quarter of profitability for Sterling. Based on this earnings performance trend, improvement in asset quality, higher net interest margin and the expectation of continued profitability, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. As of June 30, 2012, the net deferred tax asset was $285.1 million, including $283.2 million of net operating loss and tax credit carryforwards. This is compared with a fully reserved net deferred tax asset of $327.0 million, including $285.0 million of net operating loss and tax credit carry-forwards, as of December 31, 2011.

To determine if the benefit of its net deferred tax asset will more likely than not be realized, Sterling management analyzed both the positive and negative evidence that may affect the realization of the deferred tax asset. This evidence included sustained pre-tax income for six consecutive quarters as of June 30, 2012. Other items considered include improved financial results over the last 24 month period (including improving credit quality, as well as improvements in net interest margin and other key financial ratios); internal estimates of sustained future earnings; the length of the carryforward period for its net operating losses and tax credits; events in 2012 that indicate Sterling's financial health has improved; an analysis of the reversal of existing temporary differences; and an evaluation of its loss carryback ability and tax planning strategies.

Financial Position

Assets. At June 30, 2012, Sterling’s assets were $9.60 billion, an increase of $406.3 million from $9.19 billion at December 31, 2011, with the growth a result of increases in the loan portfolio and the release of the deferred tax asset valuation allowance.

Investments and MBS. Sterling’s investment and MBS portfolio at June 30, 2012 was $2.12 billion, compared with $2.55 billion at December 31, 2011. Aggregate cash flows from prepayments, sales and maturities for the six months ended June 30, 2012 were greater than purchases. On June 30, 2012, the investment and MBS portfolio had an unrealized net gain of $72.2 million versus $62.2 million at December 31, 2011.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$785,482	13	$688,020	13
Commercial real estate:
Investor CRE	1,324,917	22	1,275,667	23
Multifamily	1,311,247	21	1,001,479	18
Construction	111,550	2	174,608	3
Total commercial real estate	2,747,714	45	2,451,754	44
Commercial:
Owner occupied CRE	1,309,587	22	1,272,461	23
C&I	504,396	8	431,693	8
Total commercial	1,813,983	30	1,704,154	31
Consumer	736,397	12	674,961	12
Gross loans receivable	6,083,576	100%	5,518,889	100%
Deferred loan fees, net	1,243		(252)
Allowance for loan losses	(158,244)		(177,458)
Loans receivable, net	$5,926,575		$5,341,179

In February 2012, net loans acquired in the First Independent transaction were $350.0 million. During the six months ended June 30, 2012, Sterling originated $806.1 million of loans for its portfolio, compared to $691.2 million for the six months ended

June 30, 2011. The originations outpaced payoffs and loan sales during the six months ended June 30, 2012. Sterling continues to monitor the portfolio and actively manage concentrations.

The following table sets forth Sterling’s loan originations and purchases for the periods indicated, which are in addition to the amounts acquired upon completion of the First Independent transaction:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Loan originations:	(in thousands)		(in thousands)
Residential real estate:
For sale	$578,418	$457,123	$1,155,294	$820,241
Permanent	46,569	26,578	75,297	50,941
Total residential real estate	624,987	483,701	1,230,591	871,182
Commercial real estate ("CRE"):
Investor CRE	16,190	7,236	22,646	41,366
Multifamily	234,971	217,139	407,681	336,985
Construction	845	5,686	1,668	9,882
Total commercial real estate	252,006	230,061	431,995	388,233
Commercial:
Owner occupied CRE	29,937	45,686	58,292	74,347
Commercial & Industrial ("C&I")	50,069	83,548	104,055	109,277
Total commercial	80,006	129,234	162,347	183,624
Consumer	79,991	40,018	136,446	68,375
Total loan originations	1,036,990	883,014	1,961,379	1,511,414
Total portfolio loan originations (excludes residential real estate for sale)	458,572	425,891	806,085	691,173
Loan purchases:
Residential real estate	37,734	0	74,762	7,550
Commercial real estate:
Investor CRE	0	0	0	48,584
Multifamily	251	0	391	2,440
Total commercial real estate	251	0	391	51,024
Commercial:
Owner occupied CRE	0	0	0	52,221
C&I	0	0	0	0
Total commercial	0	0	0	52,221
Consumer	10,740	0	10,740	0
Total loan purchases	48,725	0	85,893	110,795
Total loan originations and purchases	$1,085,715	$883,014	$2,047,272	$1,622,209

The increase in consumer originations and purchases reflects Sterling's renewed focus on growing this loan segment. Residential loan purchases during 2012 were comprised primarily of adjustable rate mortgages, and were at favorable yields compared to MBS.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Allowance for credit losses
Allowance - loans, beginning balance	$161,273	$232,944	$177,458	$247,056
Provision	2,000	12,500	6,000	22,500
Charge-offs	(14,887)	(38,980)	(40,577)	(68,723)
Recoveries	9,858	5,624	15,363	11,255
Allowance - loans, ending balance	158,244	212,088	158,244	212,088
Allowance - unfunded commitments, beginning balance	10,028	10,641	10,029	10,707
Provision	2,000	(2,500)	2,000	(2,500)
Charge-offs	(4,076)	(710)	(4,077)	(776)
Allowance - unfunded commitments, ending balance	7,952	7,431	7,952	7,431
Total credit allowance	$166,196	$219,519	$166,196	$219,519

See Note 4 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The decline in the allowance for credit losses from June 30, 2011 reflects a reduction in the level of classified loans. The following table presents classified assets, which are comprised of performing substandard loans, nonperforming loans and OREO:

	June 30, 2012	December 31, 2011
	(in thousands)
Residential real estate	$27,360	$30,918
Commercial real estate:
Investor CRE	73,583	75,304
Multifamily	27,972	15,995
Construction	37,284	98,773
Total commercial real estate	138,839	190,072
Commercial:
Owner occupied CRE	80,699	94,660
C&I	17,371	21,029
Total commercial	98,070	115,689
Consumer	7,266	7,157
Total classified loans	271,535	343,836
OREO	55,801	81,910
Total classified assets	$327,336	$425,746
Classified loans/ total loans	4.5%	6.2%
Classified assets/ total assets	3.4%	4.6%

Classified assets declined $98.4 million, or 23% during the six months ended June 30, 2012. Nonperforming assets include nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Past due 90 days or more and accruing	$0	$0
Nonaccrual loans	176,220	210,221
Restructured loans	89,120	76,939
Total nonperforming loans	265,340	287,160
OREO	55,801	81,910
Total nonperforming assets	321,141	369,070
Specific reserve - loans	(10,196)	(16,305)
Net nonperforming assets	$310,945	$352,765
Nonperforming assets to total assets	3.35%	4.01%
Nonperforming loans to loans	4.36%	5.20%
Loan loss allowance to nonperforming loans	60%	62%

Nonperforming assets declined 13% during the six months ended June 30, 2012, as a result of OREO sales and other asset resolution efforts outpacing new problem loans. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Nonperforming loans:	(in thousands)		(in thousands)
Beginning Balance	$279,702	$477,067	$287,160	$654,637
Additions	67,209	65,119	99,531	112,112
Charge-offs	(5,029)	(33,356)	(25,214)	(57,468)
Paydowns and sales	(38,670)	(66,137)	(48,014)	(121,061)
Foreclosures	(13,160)	(32,920)	(22,524)	(101,188)
Upgrade to accrual	(24,712)	(13,664)	(25,599)	(90,923)
Ending Balance	$265,340	$396,109	$265,340	$396,109

The following table presents a roll-forward of OREO for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
OREO:	(Dollars in thousands)				(Dollars in thousands)
Beginning Balance	$70,383	118	$151,774	363	$81,910	143	$161,653	439
Additions	13,166	26	32,920	140	22,530	69	101,188	298
Valuation adjustments	(1,052)		(8,646)		(3,372)		(12,855)
Sales	(27,185)	(63)	(74,837)	(253)	(46,536)	(131)	(153,236)	(487)
Other changes	489		195		1,269		4,656
Ending Balance	$55,801	81	$101,406	250	$55,801	81	$101,406	250

OREO declined 45% compared with June 30, 2011. The following table presents the property type composition of OREO as of the following dates:

	June 30, 2012		December 31, 2011
	Amount	Number of Properties	Amount	Number of Properties
OREO:	(Dollars in thousands)
Residential real estate	$2,808	19	$5,301	50
Investor CRE	7,665	11	14,685	19
Multifamily	0	0	0	0
Construction	34,051	25	52,829	48
Commercial
Owner occupied CRE	8,536	19	5,424	17
C&I	2,162	2	2,196	2
Consumer	579	5	1,475	7
Ending Balance	$55,801	81	$81,910	143

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,539,786	23%	$1,211,628	19%
Interest bearing transaction	696,205	10%	521,037	8%
Savings and MMDA	2,270,395	33%	2,092,283	32%
Time deposits	2,290,388	34%	2,660,870	41%
Total deposits	$6,796,774	100%	$6,485,818	100%

The increase in total deposits from December 31, 2011, was primarily a result of the First Independent transaction, which contributed $695.9 million of new deposits. As of June 30, 2012, transaction account balances had increased to 33% of total deposits, compared with 27% as of December 31, 2011.

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, reverse repurchase agreements and junior subordinated debentures, were $1.46 billion as of June 30, 2012 compared with $1.71 billion at December 31, 2011, respectively. The decline reflects the maturity of FHLB advances, as well as the prepayment of a $50.0 million term repurchase agreement.

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

	June 30, 2012		December 31, 2011
Change in Interest Rate in Basis Points (Rate Shock)	% Change in NII		% Change in NII
+300	(0.9)		(4.6)
+200	(0.1)		(2.3)
+100	0.2		(0.7)
Static	0.0		0.0
-100	NM	(1)	NM	(1)
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

	June 30, 2012		December 31, 2011
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE		% Change in EVE
+300	15.8		6.2
+200	14.8		8.9
+100	9.5		7.0
Static	0.0		0.0
-100	NM	(1)	NM	(1)
(1) Results are not meaningful in a low interest rate environment.

Sterling's modeled interest rate sensitivities during the six months ended June 30, 2012 were affected by changes to its balance sheet, including a reduction in the size and duration of the securities portfolio, and a reduction in wholesale borrowings. Growth of core deposits and loans, both organic and through acquisition, also positively impacted the modeled results.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $77.2 million of related swaps outstanding as of June 30, 2012. For a description, see Note 11 of Notes to Consolidated Financial Statements. As of June 30, 2012, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

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

The total value of Sterling's consolidated cash and equivalents and securities was $2.58 billion at June 30, 2012, compared with $3.04 billion at December 31, 2011. Total available liquidity as of June 30, 2012 was $3.75 billion, compared to $3.39 billion as of December 31, 2011. Total available liquidity as of June 30, 2012 included unpledged portions of cash and equivalents and securities of $870.0 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $2.65 billion, as well as loans held for sale of $226.9 million.

Sterling, as a parent company-only, had cash of approximately $25.0 million and $44.6 million at June 30, 2012 and December 31, 2011, respectively. The parent company's significant cash flows primarily relate to capital investments in and capital distributions from Sterling Bank, capital distributions to shareholders, and interest payments on junior subordinated debentures. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures. In June 2012, the deferred accrued interest on the junior subordinated debentures in the amount of $19.6 million was paid in full. Subsequent to the reporting period, Sterling declared a quarterly cash dividend of $0.15 per common share payable to shareholders of record as of August 6, 2012. The dividend is expected to be paid on August 20, 2012. Sterling's ability to pay dividends is generally limited by its earnings, financial condition, capital, liquidity and regulatory requirements.  Sterling relies on Sterling Bank as its primary source of cash flow. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling Bank may pay to Sterling without regulatory approval.

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
The portfolio is grouped into several industry segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on the assessment of qualitative factors. The estimated loss emergence period reflects an estimate of the time frame during which losses may be realized. Currently, Sterling is establishing the expected loss rate on loans using the losses on charged-off and foreclosed loans from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The probability of default is multiplied by the loss given default to calculate the expected losses for each loan class.
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
While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at June 30, 2012.

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

To determine if the benefit of its net deferred tax asset will more likely than not be realized, Sterling management analyzed both the positive and negative evidence that may affect the realization of the deferred tax asset. This evidence included sustained pre-tax income for six consecutive quarters as of June 30, 2012. Other items considered include improved financial results over the last 24 month period (including improving credit quality, as well as improvements in net interest margin and other key financial ratios); internal estimates of sustained future earnings; the length of the carryforward period for its net operating losses and tax credits; events in 2012 that indicate Sterling's financial health has improved; an analysis of the reversal of existing temporary differences; and an evaluation of its loss carryback ability and tax planning strategies.

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

Also during the first quarter of 2012, Sterling's written agreement with the Reserve Bank was terminated. As a result, Sterling is no longer required to obtain Reserve Bank approval before paying dividends, or accepting dividends from its subsidiary bank. However, Sterling Bank remains subject to various federal and state statutory provisions and regulations that limit the payment of dividends, and must obtain approval from the WDFI prior to paying a dividend to Sterling.

On June 7, 2012, the Federal Reserve issued proposed capital regulations consistent with Basel III, the global regulatory banking standard. The proposal includes a new capital standard consisting of common equity tier 1 capital, increases in the level of capital required to be held by financial institutions, and a requirement for a capital conservation buffer. Aspects of the proposal could introduce volatility to capital levels, such as the inclusion in tier 1 capital of unrealized gains and losses on available for sale securities. Revisions to risk weightings include application of a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. Trust preferred junior subordinated debentures would be phased out as a component of tier 1 capital. As of the date of this filing, final regulations have not been issued.

Forward-Looking Statements

From time to time, Sterling and its senior managers have made and will make forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about Sterling's plans, objectives, expectations, strategies and intentions and other statements contained in this report that are not historical facts and pertain to Sterling's future operating results and capital position, including Sterling's ability to reduce future loan losses, improve its deposit mix, execute its asset resolution initiatives, execute its lending initiatives, contain costs and potential liabilities, realize operating efficiencies, execute its business strategy, make dividend payments, compete in the marketplace, and provide increased customer support and service. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.

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

On March 22, 2012, Sterling and its subsidiary Sterling Savings Bank were named as defendants in a purported class action lawsuit filed by a Washington customer of Sterling Savings Bank in King County, Washington, Superior Court, and on May 25, 2012, Sterling Savings Bank was named a defendant in a similar purported class action lawsuit filed on behalf of a customer in the U.S. District Court of Oregon. These suits challenge the manner in which overdraft fees were charged and the disclosures related to posting order of debit card and ATM transactions, and allege claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and a violation of state consumer protection laws. The two suits encompass claims on behalf of Sterling Savings Bank customers from the five states in which Sterling Savings Bank presently conducts business. No class has been certified in either suit and there are significant uncertainties involved in any purported class action litigation. On August 1, 2012, a partial motion to dismiss brought by Sterling in the Washington case was granted, dismissing plaintiffs' claims for unconscionability, conversion, and unjust enrichment. Sterling intends to vigorously defend the suits. Failure by Sterling Savings Bank to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

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

STERLING FINANCIAL CORPORATION
(Registrant)
August 7, 2012	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling's Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

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