Form 10-Q
period 2012-09-30
STERLING FINANCIAL CORP /WA/
filed 2012-11-06
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
 FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2012
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2012
Common Stock	62,148,022

September 30, 2012

STERLING FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares)

	September 30, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents:
Interest bearing	$145,522	$382,330
Noninterest bearing	86,691	88,269
Total cash and cash equivalents	232,213	470,599
Restricted cash	31,671	20,629
Investments and mortgage-backed securities (“MBS”):
Available for sale	2,049,961	2,547,876
Held to maturity	1,716	1,747
Loans held for sale (at fair value: $320,823 and $223,638)	320,823	273,957
Loans receivable, net	5,990,365	5,341,179
Accrued interest receivable	32,031	32,826
Other real estate owned, net (“OREO”)	46,575	81,910
Properties and equipment, net	92,987	84,015
Bank-owned life insurance (“BOLI”)	178,279	174,512
Goodwill	22,577	0
Other intangible assets, net	20,864	12,078
Mortgage servicing rights, net	26,819	23,102
Deferred tax asset, net	280,373	0
Other assets, net	145,183	128,807
Total assets	$9,472,437	$9,193,237
LIABILITIES:
Deposits:
Noninterest bearing	$1,709,612	$1,211,628
Interest bearing	5,030,298	5,274,190
Total deposits	6,739,910	6,485,818
Advances from Federal Home Loan Bank (“FHLB”)	155,401	405,609
Securities sold under repurchase agreements and funds purchased	942,547	1,055,763
Junior subordinated debentures	245,293	245,290
Accrued interest payable	6,592	22,575
Accrued expenses and other liabilities	131,207	99,625
Total liabilities	8,220,950	8,314,680
SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,150,650 and 62,057,645 shares outstanding, respectively	1,967,562	1,964,234
Accumulated other comprehensive income	75,263	61,115
Accumulated deficit	(791,338)	(1,146,792)
Total shareholders’ equity	1,251,487	878,557
Total liabilities and shareholders’ equity	$9,472,437	$9,193,237

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans	$83,110	$82,010	$248,488	$242,132
MBS	10,361	16,719	38,632	56,681
Investments and cash equivalents	2,520	2,650	7,826	8,150
Total interest income	95,991	101,379	294,946	306,963
Interest expense:
Deposits	8,981	14,135	30,004	46,645
Short-term borrowings	2,346	657	6,377	847
Long-term borrowings	9,356	11,751	29,994	36,085
Total interest expense	20,683	26,543	66,375	83,577
Net interest income	75,308	74,836	228,571	223,386
Provision for credit losses	2,000	6,000	10,000	26,000
Net interest income after provision for credit losses	73,308	68,836	218,571	197,386
Noninterest income:
Fees and service charges	14,675	12,332	41,546	37,839
Mortgage banking operations	28,502	16,360	69,318	37,481
Loan servicing fees	(2,092)	(4,694)	(183)	(2,884)
BOLI	1,660	1,612	7,175	4,922
Gains on sales of securities	3,129	0	12,592	14,298
Other-than-temporary impairment credit losses on securities (1)	0	0	(6,819)	0
Charge on prepayment of debt	0	0	(2,664)	0
Gains on other loan sales	476	2,671	3,887	1,792
Other	348	831	(1,826)	(19)
Total noninterest income	46,698	29,112	123,026	93,429
Noninterest expense	89,408	86,620	265,664	266,515
Income before income taxes	30,598	11,328	75,933	24,300
Income tax benefit	0	0	288,842	0
Net income	$30,598	$11,328	$364,775	$24,300
Earnings per share - basic	$0.49	$0.18	$5.87	$0.39
Earnings per share - diluted	$0.49	$0.18	$5.81	$0.39
Dividends declared per share	$0.15	$0.00	$0.15	$0.00
Weighted average shares outstanding - basic	62,139,833	61,958,183	62,110,498	61,944,392
Weighted average shares outstanding - diluted	62,845,864	62,041,203	62,745,177	62,236,465

(1) The other-than-temporary impairment recognized in earnings during the second quarter of 2012 did not have a portion recognized in accumulated other comprehensive income. See Note 3.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$30,598	$11,328	$364,775	$24,300
Other comprehensive income:
Change in unrealized gains on investments and MBS available for sale	16,235	39,564	28,547	78,158
Realized net gains reclassified from other comprehensive income	(3,129)	0	(5,773)	(14,298)
Less deferred income tax provision	(4,945)	0	(8,626)	(2,384)
Net other comprehensive income	8,161	39,564	14,148	61,476
Comprehensive income	$38,759	$50,892	$378,923	$85,776

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$364,775	$24,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,000	26,000
Net gain on sales of loans	(71,482)	(33,754)
Net gain on sales of investments and MBS	(12,592)	(14,298)
Net loss (gain) on mortgage servicing rights	984	(4,253)
Other-than-temporary impairment credit losses on securities	6,819	0
Stock based compensation	2,756	2,949
Loss on OREO	32	17,380
Release of DTA valuation allowance	(288,842)	0
Increase in cash surrender value of BOLI	(6,924)	(4,804)
Depreciation and amortization	33,871	30,161
Change in:
Accrued interest receivable	4,325	469
Prepaid expenses and other assets	(23,295)	4,246
Accrued interest payable	(16,116)	3,893
Accrued expenses and other liabilities	19,606	(1,279)
Proceeds from sales of loans originated for sale	1,937,131	1,394,273
Loans originated for sale	(2,010,310)	(1,399,822)
Net cash (used in) provided by operating activities	(49,262)	45,461
Cash flows from investing activities:
Change in restricted cash	(11,042)	(3,514)
Net change in loans	(317,773)	(254,078)
Proceeds from sales of loans	75,689	39,320
Purchase of investment securities	(3,734)	(9,857)
Proceeds from maturities of investment securities	18,939	478
Proceeds from sale of investment securities	179,235	30,987
Purchase of MBS	(287,849)	(264,156)
Principal payments received on MBS	467,792	341,827
Proceeds from sales of MBS	326,915	353,444
Proceeds from BOLI death benefits	3,714	0
Office properties and equipment, net	(14,144)	(13,069)
Improvements and other changes to OREO	(1,214)	(5,357)
Proceeds from sales of OREO	67,200	197,528
Net change in cash and cash equivalents from acquisitions	121,098	0
Net cash provided by investing activities	$624,826	$413,553

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—cont. (in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Net change in deposits	$(441,827)	$(431,767)
Advances from FHLB	50,000	0
Repayment of advances from FHLB	(300,157)	(148)
Net change in securities sold under repurchase agreements and funds purchased	(113,216)	23,840
Proceeds from stock issuance, net	572	0
Cash dividend paid	(9,322)	0
Net cash used in financing activities	(813,950)	(408,075)
Net change in cash and cash equivalents	(238,386)	50,939
Cash and cash equivalents, beginning of period	470,599	411,583
Cash and cash equivalents, end of period	$232,213	$462,522
Supplemental disclosures:
Cash paid during the period for:
Interest	$82,358	$79,684
Income taxes, net	81	0
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	30,683	159,464

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

During 2012, Sterling identified an error related to the classification of the loss on foreclosure amounts reported in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2012, and for the years ended December 31, 2011 and 2010, and the interim periods therein. The loss on foreclosure amounts were previously included in the cash flows from operating activities in the Loss on OREO line item, instead of the cash flows from investing activities in the Net change in loans line item. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to prior periods. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been revised for the nine months ended September 30, 2011. This change resulted in a decrease of $44.2 million to cash flows from operating activities and an increase of the same amount to cash flows from investing activities for the nine months ended September 30, 2011. This change did not affect net income, the balance sheet, or shareholders' equity for any period.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update to codification topic 820 clarifies the application of existing fair value measurement and disclosure requirements, and implements changes to the codification that align U.S. GAAP and IFRS. This update became effective for Sterling on January 1, 2012, and did not have a material effect on Sterling's consolidated financial statements.

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

2. Business Combination:

On February 29, 2012, Sterling Bank completed its acquisition of the operations of First Independent Bank ("First Independent"), by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $40.6 million, comprised of $28.9 million of cash paid at closing and contingent consideration with a fair value of $11.7 million at acquisition date. As of September 30, 2012 and because of favorable performance, the fair value of this contingent consideration was estimated at $14.1 million, with the increase reflected as a charge against earnings. The contingent consideration is payable in two installments at 12 and 18 months from the date of closing, in an amount ranging from zero to $17 million. The contingent consideration payments will be determined based on certain performance metrics relating to core deposit retention, loan charge-offs, and wealth management revenues. As a result of this transaction, Sterling now offers trust services, and has 14 additional branches in the Portland/Vancouver market. The following table summarizes the amounts recorded at closing:

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

	First Independent (stand alone)		Pro Forma Combined		Pro Forma Combined
	Three Months Ended	Nine Months Ended	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands, except per share data)
Net interest income	$5,104	$16,204	$75,308	$82,639	$235,052	$247,355
Noninterest income	1,247	3,428	46,698	31,662	124,031	100,693
Net income	2,630	8,638	30,598	13,556	368,989	33,962
Earnings per share - basic	0.04	0.14	0.49	0.22	5.94	0.55
Earnings per share - diluted	$0.04	$0.14	$0.49	$0.22	$5.89	$0.55

Although the majority of First Independent's credit impaired loans were excluded from the transaction, certain loans acquired were deemed to exhibit evidence of credit deterioration since origination and therefore, were classified as impaired. The accounting for purchased impaired loans is periodically updated for changes in the loans' cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. For purchased impaired loans, details as of the acquisition date were as follows:

February 29, 2012
(in thousands)
Contractual cash flows	$24,408
Expected prepayments and credit losses	7,220
Expected cash flows	17,188
Present value of expected cash flows	15,265
Accretable yield	$1,923

As of September 30, 2012, no allowance for credit losses was recorded in connection with these loans, and the unpaid principal balance and carrying amount of the purchased impaired loans were $18.4 million and $11.3 million, respectively. The following table presents a roll-forward of activity for the accretable yield for the purchased impaired loans:

	Three Months Ended	Nine Months Ended
	September 30, 2012
	(in thousands)
Beginning balance	$2,331	$0
Additions	0	1,923
Accretion to interest income	(223)	(545)
Reclassifications	(678)	52
Ending balance	$1,430	$1,430

As of February 29, 2012, the unpaid principal balance and contractual interest ("contractual cash flows") on purchased loans that had not exhibited evidence of credit deterioration was $403.8 million. Sterling estimated that $12.7 million of these cash flows would be uncollectable, resulting in a discount of $21.8 million being recorded on these loans. The following table presents the related five-year projected accretion of the discount which will be recognized as an increase to interest income as of September 30, 2012:

Amount
Remainder of 2012	1,600
Years ended December 31,
2013	4,210
2014	2,796
2015	1,724
2016	1,031
2017	679

3. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012
Available for sale
MBS	$1,757,584	$67,864	$0	$1,825,448
Municipal bonds	188,579	17,354	(528)	205,405
Other	18,251	857	0	19,108
Total	$1,964,414	$86,075	$(528)	$2,049,961
Held to maturity
Tax credits	$1,716	$0	$0	$1,716
Total	$1,716	$0	$0	$1,716
December 31, 2011
Available for sale
MBS	$2,265,207	$55,760	$(33)	$2,320,934
Municipal bonds	195,512	13,338	(1,394)	207,456
Other	24,923	2	(5,439)	19,486
Total	$2,485,642	$69,100	$(6,866)	$2,547,876
Held to maturity
Tax credits	$1,747	$0	$0	$1,747
Total	$1,747	$0	$0	$1,747

Sterling’s MBS portfolio is comprised primarily of residential agency securities. Other available for sale securities consist of a single issuer trust preferred security.

Total sales of Sterling’s securities during the periods ended September 30, 2012 and 2011 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(in thousands)
Nine Months Ended
September 30, 2012	$506,150	$12,666	$(74)
September 30, 2011	384,431	16,605	(2,307)

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of September 30, 2012 and December 31, 2011, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
September 30, 2012
MBS	$0	$0	$0	$0	$0	$0
Municipal bonds	0	0	12,664	(528)	12,664	(528)
Other	0	0	0	0	0	0
Total	$0	$0	$12,664	$(528)	$12,664	$(528)
December 31, 2011
MBS	$1,419	$(12)	$24,726	$(21)	$26,145	$(33)
Municipal bonds	0	0	17,289	(1,394)	17,289	(1,394)
Other	0	0	19,479	(5,439)	19,479	(5,439)
Total	$1,419	$(12)	$61,494	$(6,854)	$62,913	$(6,866)

The following table presents the amortized cost and fair value of available for sale and held to maturity securities as of September 30, 2012, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held to maturity		Available for sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$0	$0
Due after one year through five years	0	0	0	0
Due after five years through ten years	0	0	134,019	138,991
Due after ten years	1,716	1,716	1,830,395	1,910,970
Total	$1,716	$1,716	$1,964,414	$2,049,961

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below the amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in the recognition of an other-than-temporary impairment ("OTTI"). As of September 30, 2012, Sterling held a single issuer trust preferred security issued by JP Morgan Chase with a par value of $27.5 million, and a fair value of $19.1 million. During the second quarter of 2012, Sterling recognized an OTTI charge on the security of $6.8 million, resulting in a new amortized cost basis of $18.2 million. The security is rated Baa2 by Moody's. Interest payments have not been deferred. Sterling intends to sell the security prior to its scheduled maturity or recovery of its amortized cost basis.

The following table presents a roll-forward of OTTI for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
OTTI, beginning balance	$6,819	$0	$0	$0
Additions	0	0	6,819	0
Ending Balance	$6,819	$0	$6,819	$0

4. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	September 30, 2012	December 31, 2011
	(in thousands)
Residential real estate	$818,323	$688,020
Commercial real estate ("CRE"):
Investor CRE	1,274,774	1,275,667
Multifamily	1,359,506	1,001,479
Construction	99,553	174,608
Total CRE	2,733,833	2,451,754
Commercial:
Owner occupied CRE	1,304,224	1,272,461
Commercial & Industrial ("C&I")	517,588	431,693
Total commercial	1,821,812	1,704,154
Consumer	768,359	674,961
Gross loans receivable	6,142,327	5,518,889
Deferred loan costs (fees), net	2,317	(252)
Allowance for loan losses	(154,279)	(177,458)
Net loans receivable	$5,990,365	$5,341,179

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $3.61 billion and $4.02 billion as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the unamortized portion of discounts on acquired loans was $23.4 million and $4.3 million, respectively.

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
September 30, 2012
Loans receivable, gross:
Individually evaluated for impairment	$8,565	$82,543	$60,510	$827	$0	$152,445
Collectively evaluated for impairment	809,758	2,651,290	1,761,302	767,532	0	5,989,882
Total loans receivable, gross	$818,323	$2,733,833	$1,821,812	$768,359	$0	$6,142,327
Allowance for loan losses:
Individually evaluated for impairment	$365	$3,660	$6,036	$43	$0	$10,104
Collectively evaluated for impairment	10,383	53,518	35,479	19,949	24,846	144,175
Total allowance for loan losses	$10,748	$57,178	$41,515	$19,992	$24,846	$154,279
December 31, 2011
Loans receivable, gross:
Individually evaluated for impairment	$18,301	$149,578	$74,041	$1,192	$0	$243,112
Collectively evaluated for impairment	669,719	2,302,176	1,630,113	673,769	0	5,275,777
Total loans receivable, gross	$688,020	$2,451,754	$1,704,154	$674,961	$0	$5,518,889
Allowance for loan losses:
Individually evaluated for impairment	$872	$11,170	$4,206	$57	$0	$16,305
Collectively evaluated for impairment	14,325	80,552	33,840	13,370	19,066	161,153
Total allowance for loan losses	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458

The following tables present a roll-forward by segment of the allowance for credit losses for the periods presented:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2012 third quarter activity
Allowance for loan losses:
Beginning balance, July 1	$12,381	$66,852	$40,270	$16,959	$21,782	$158,244
Provisions	(129)	(8,349)	2,762	4,652	3,064	2,000
Charge-offs	(1,641)	(4,898)	(2,058)	(1,882)	0	(10,479)
Recoveries	137	3,573	541	263	0	4,514
Ending balance, September 30	10,748	57,178	41,515	19,992	24,846	154,279
Reserve for unfunded credit commitments:
Beginning balance, July 1	2,321	698	3,350	1,510	73	7,952
Provisions	66	(427)	(1)	165	197	0
Charge-offs	(181)	0	0	0	0	(181)
Recoveries	0	0	0	0	0	0
Ending balance, September 30	2,206	271	3,349	1,675	270	7,771
Total credit allowance	$12,954	$57,449	$44,864	$21,667	$25,116	$162,050
2011 third quarter activity
Allowance for loan losses:
Beginning balance, July 1	$20,826	$102,607	$46,602	$13,800	$28,253	$212,088
Provisions	3,250	4,823	(4,525)	902	(450)	4,000
Charge-offs	(4,204)	(26,650)	(7,769)	(2,554)	0	(41,177)
Recoveries	178	6,781	3,862	463	0	11,284
Ending balance, September 30	20,050	87,561	38,170	12,611	27,803	186,195
Reserve for unfunded credit commitments:
Beginning balance, July 1	2,435	2,555	924	2,108	(591)	7,431
Provisions	624	(387)	613	(383)	1,533	2,000
Charge-offs	(55)	0	0	0	0	(55)
Recoveries	0	0	0	0	0	0
Ending balance, September 30	3,004	2,168	1,537	1,725	942	9,376
Total credit allowance	$23,054	$89,729	$39,707	$14,336	$28,745	$195,571

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2012 year to date
Allowance for loan losses:
Beginning balance, January 1	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458
Provisions	(1,486)	(21,078)	13,442	11,342	5,780	8,000
Charge-offs	(3,985)	(25,897)	(15,197)	(5,977)	0	(51,056)
Recoveries	1,022	12,431	5,224	1,200	0	19,877
Ending balance, September 30	10,748	57,178	41,515	19,992	24,846	154,279

Reserve for unfunded credit commitments:
Beginning balance, January 1	3,828	2,321	1,796	1,787	297	10,029
Provisions	2,636	(2,050)	1,553	(112)	(27)	2,000
Charge-offs	(4,258)	0	0	0	0	(4,258)
Recoveries	0	0	0	0	0	0
Ending balance, September 30	2,206	271	3,349	1,675	270	7,771
Total credit allowance	$12,954	$57,449	$44,864	$21,667	$25,116	$162,050

2011 year to date
Allowance for loan losses:
Beginning balance, January 1	$17,307	$124,907	$56,951	$14,645	$33,246	$247,056
Provisions	16,941	14,280	(2,640)	3,362	(5,443)	26,500
Charge-offs	(15,230)	(66,595)	(21,261)	(6,817)	0	(109,903)
Recoveries	1,032	14,969	5,120	1,421	0	22,542
Ending balance, September 30	20,050	87,561	38,170	12,611	27,803	186,195

Reserve for unfunded credit commitments:
Beginning balance, January 1	3,189	4,157	1,515	817	1,029	10,707
Provisions	646	(1,989)	22	908	(87)	(500)
Charge-offs	(831)	0	0	0	0	(831)
Recoveries	0	0	0	0	0	0
Ending balance, September 30	3,004	2,168	1,537	1,725	942	9,376
Total credit allowance	$23,054	$89,729	$39,707	$14,336	$28,745	$195,571

In establishing the allowance for loan losses, Sterling groups its loan portfolio into segments for homogeneous loans. The groups are further segregated based on internal risk ratings. Both qualitative and quantitative data are considered in determining the probability of default and loss given default for each group of loans. The probability of default and loss given default are used to calculate an expected loss rate which is multiplied by the loan balance in each category to determine the general allowance for loan losses. If a loan is determined to be impaired, Sterling prepares an individual evaluation of the loan. The individual evaluation compares the present value of the expected future cash flows or the fair value of the underlying collateral to the recorded investment in the loan. The results of the individual impairment evaluation could determine the need to record a charge-off or establish a specific reserve.

Sterling assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

Pass-asset is considered of sufficient quality to preclude a Special Mention or an adverse rating. Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.
Special Mention-asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Sterling's credit position at some future date. Special Mention assets are not adversely classified and do not expose Sterling to sufficient risk to warrant adverse classification.
Substandard-asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified have well-defined weaknesses. They are characterized by the distinct possibility that Sterling may sustain some loss if the deficiencies are not corrected.
Doubtful/Loss-a Doubtful asset has the weaknesses of those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is considered uncollectible and/or of such little value that its continuance as an asset, without a charge-off or establishment of a specific reserve, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off an asset that is no longer deemed to have financial value, even though partial recovery may be recognized in the future.

The following table presents credit quality indicators for Sterling’s loan portfolio grouped according to internally assigned risk ratings and performance status:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
September 30, 2012
Pass	$779,226	$1,085,091	$1,337,555	$71,752	$1,160,239	$470,667	$756,162	$5,660,692	93%
Special mention	13,181	122,333	10,948	3,857	71,110	35,051	4,735	261,215	4%
Substandard	25,551	64,811	10,001	23,825	66,839	11,870	7,419	210,316	3%
Doubtful/Loss	365	2,539	1,002	119	6,036	0	43	10,104	0%
Total	$818,323	$1,274,774	$1,359,506	$99,553	$1,304,224	$517,588	$768,359	$6,142,327	100%
Restructured	$22,131	$4,339	$3,567	$13,176	$20,689	$1,966	$475	$66,343	1%
Nonaccrual	21,095	48,779	5,654	14,286	42,746	7,944	5,591	146,095	2%
Nonperforming	43,226	53,118	9,221	27,462	63,435	9,910	6,066	212,438	3%
Performing	775,097	1,221,656	1,350,285	72,091	1,240,789	507,678	762,293	5,929,889	97%
Total	$818,323	$1,274,774	$1,359,506	$99,553	$1,304,224	$517,588	$768,359	$6,142,327	100%
December 31, 2011
Pass	$643,071	$1,116,991	$975,583	$51,284	$1,123,796	$385,643	$663,829	$4,960,197	90%
Special mention	14,031	83,372	9,901	24,578	54,009	25,334	4,166	215,391	4%
Substandard	30,046	70,412	15,279	93,185	90,613	19,355	6,909	325,799	6%
Doubtful/Loss	872	4,892	716	5,561	4,043	1,361	57	17,502	0%
Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%
Restructured	$17,638	$4,366	$0	$38,833	$13,519	$2,583	$0	$76,939	1%
Nonaccrual	25,265	47,827	5,867	56,385	59,752	9,296	5,829	210,221	4%
Nonperforming	42,903	52,193	5,867	95,218	73,271	11,879	5,829	287,160	5%
Performing	645,117	1,223,474	995,612	79,390	1,199,190	419,814	669,132	5,231,729	95%
Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%

Aging by class for Sterling’s loan portfolio as of September 30, 2012 and December 31, 2011 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
September 30, 2012
30 - 59 days past due	$5,742	$12,602	$709	$72	$9,161	$1,612	$6,509	$36,407	1%
60 - 89 days past due	3,670	6,806	230	4,347	2,154	819	1,458	19,484	0%
> 90 days past due	19,155	26,678	3,241	10,260	32,178	4,128	5,298	100,938	2%
Total past due	28,567	46,086	4,180	14,679	43,493	6,559	13,265	156,829	3%
Current	789,756	1,228,688	1,355,326	84,874	1,260,731	511,029	755,094	5,985,498	97%
Total Loans	$818,323	$1,274,774	$1,359,506	$99,553	$1,304,224	$517,588	$768,359	$6,142,327	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%
December 31, 2011
30 - 59 days past due	$5,718	$3,354	$1,523	$11,830	$19,967	$1,741	$4,167	$48,300	1%
60 - 89 days past due	4,585	3,954	193	879	4,233	520	2,258	16,622	0%
> 90 days past due	20,207	33,759	3,178	68,024	40,987	7,871	5,054	179,080	3%
Total past due	30,510	41,067	4,894	80,733	65,187	10,132	11,479	244,002	4%
Current	657,510	1,234,600	996,585	93,875	1,207,274	421,561	663,482	5,274,887	96%
Total Loans	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%

Sterling considers its nonperforming loans to be impaired loans. The following table summarizes impaired loans by class as of September 30, 2012 and December 31, 2011:

			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
September 30, 2012
Residential real estate	$49,633	$6,407	$42,861	$365	$365
CRE:
Investor CRE	61,789	8,671	39,481	13,637	2,539
Multifamily	10,358	1,137	5,877	3,344	1,002
Construction	44,692	17,230	25,990	1,472	119
Total CRE	116,839	27,038	71,348	18,453	3,660
Commercial:
Owner Occupied CRE	69,232	5,797	44,846	18,589	6,036
C&I	22,935	13,025	9,910	0	0
Total commercial	92,167	18,822	54,756	18,589	6,036
Consumer	6,361	295	5,617	449	43
Total	$265,000	$52,562	$174,582	$37,856	$10,104
			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2011
Residential real estate	$52,023	$9,120	$38,519	$4,384	$872
CRE:
Investor CRE	70,517	18,324	31,503	20,690	4,892
Multifamily	6,185	318	4,496	1,371	716
Construction	133,588	38,370	43,281	51,937	5,562
Total CRE	210,290	57,012	79,280	73,998	11,170
Commercial:
Owner Occupied CRE	89,604	16,333	48,194	25,077	4,043
C&I	25,497	13,618	11,207	672	163
Total commercial	115,101	29,951	59,401	25,749	4,206
Consumer	6,613	784	5,246	583	57
Total	$384,027	$96,867	$182,446	$104,714	$16,305

The following table presents the average book balance and interest income recognized for impaired loans by class for the periods presented:

	Three Months Ended September 30,
	2012		2011
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$43,393	$170	$51,786	$247
Investor CRE	63,746	278	58,185	620
Multifamily	17,865	55	7,206	67
Construction	30,152	692	142,356	1,146
Owner Occupied CRE	68,270	316	80,913	723
C&I	10,137	51	13,544	80
Consumer	5,327	4	5,635	0
Total	$238,890	$1,566	$359,625	$2,883
	Nine Months Ended September 30,
	2012		2011
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$43,065	$588	$70,286	$567
Investor CRE	52,656	1,281	83,024	1,848
Multifamily	7,544	405	14,419	690
Construction	61,340	1,565	222,280	1,190
Owner Occupied CRE	68,353	1,722	79,218	1,913
C&I	10,895	86	12,823	321
Consumer	5,947	4	6,839	0
Total	$249,800	$5,651	$488,889	$6,529

The following tables present loans that were modified and recorded as troubled debt restructurings (“TDR’s”) during the following period:

	Three Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	15	$2,817	$2,765
Investor CRE	0	0	0
Multifamily	0	0	0
Construction	2	4,118	3,241
Owner Occupied CRE	1	133	125
C&I	0	0	0
Consumer	1	172	173
Total (1)	19	$7,240	$6,304

	Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	27	$5,051	$4,993
Investor CRE	1	1,302	1,302
Multifamily	2	2,379	2,374
Construction	4	10,062	9,194
Owner Occupied CRE	10	15,574	15,515
C&I	9	3,482	2,206
Consumer	3	468	472
Total (1)	56	$38,318	$36,056

(1) Amounts exclude specific loan loss reserves.

Substantially all TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of September 30, 2012, Sterling had specific reserves of $2.2 million on TDRs which were restructured during the previous nine months. There were 16 loans totaling $25.1 million that were removed from TDR status during this period, as they had met the conditions for removal by achieving twelve consecutive months of performance at market equivalent rates of interest. The following table shows the post-modification recorded investment by class for TDRs restructured during the nine months ended September 30, 2012 by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Extension of Terms	Forgiveness of Principal and/or Interest	Total
	(in thousands)
Residential Real Estate	$407	$4,586	$0	$0	$4,993
Investor CRE	0	1,302	0	0	1,302
Multifamily	0	2,374	0	0	2,374
Construction	0	3,261	5,933	0	9,194
Owner CRE	5,813	9,393	0	309	15,515
C&I	0	1,317	183	706	2,206
Consumer	0	173	299	0	472
	$6,220	$22,406	$6,415	$1,015	$36,056

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. There were no TDR’s completed during the twelve month period ended September 30, 2012 that subsequently defaulted during the nine months ended September 30, 2012.

5.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of a purchase price over the net assets acquired. The following table presents a roll-forward of Sterling's goodwill:

Amount
Beginning balance, January 1, 2012	$0
Acquired	22,577
Ending balance, September 30, 2012	$22,577

Goodwill acquired during 2012 was related to the First Independent transaction and has been allocated to the Community Banking segment. Goodwill is not amortized, but is reviewed for impairment at least annually. Other intangible assets at September 30, 2012 were comprised of core deposit intangibles from various acquisitions, and other identifiable intangibles related to First Independent's trust and wealth management business. The following table provides details of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2012	(in thousands)
Core deposit intangibles	$55,420	$36,273	$19,147
Other	1,800	83	1,717
December 31, 2011
Core deposit intangibles	43,446	31,368	12,078
Other	0	0	0

The following table provides the projected core deposit and other intangibles amortization expense for the remainder of 2012 and the next five years:

Amount
Remainder of 2012	$1,792
Years ended December 31,
2013	6,430
2014	3,339
2015	2,361
2016	1,271
2017	1,178

6. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and has assumed similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures mature 30 years after issuance, and are redeemable, subject to certain conditions. As of September 30, 2012, all of Sterling's junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures. In June 2012, Sterling elected to resume regularly scheduled interest payments and as a result, the deferred accrued interest in the amount of $19.6 million was paid in full.

Details of the junior subordinated debentures are as follows:

				September 30, 2012
Subsidiary Issuer	Issue Date	Maturity Date	Next Interest Payment Date	Rate		Amount
	(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Jan 2013	1.86%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	Dec 2012	2.02		51,547
Sterling Capital Trust VII	June 2006	June 2036	Dec 2012	1.91		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	Dec 2012	2.19		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Dec 2012	3.59		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	Dec 2012	3.62		20,619
Sterling Capital Trust IV	May 2003	May 2033	Nov 2012	3.58		10,310
Sterling Capital Trust III	April 2003	April 2033	Jan 2013	3.69		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Dec 2012	3.52		9,440
Klamath First Capital Trust I	July 2001	July 2031	Jan 2013	4.48		15,230
				2.55%	*	$245,293
* Weighted average rate.

7. Earnings Per Share:

The following table presents the computations for basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except shares and per share amounts)
Numerator:
Net income	$30,598	$11,328	$364,775	$24,300
Denominator:
Weighted average shares outstanding - basic	62,139,833	61,958,183	62,110,498	61,944,392
Dilutive securities outstanding	706,031	83,020	634,679	292,073
Weighted average shares outstanding - diluted	62,845,864	62,041,203	62,745,177	62,236,465
Earnings per share - basic	$0.49	$0.18	$5.87	$0.39
Earnings per share - diluted	$0.49	$0.18	$5.81	$0.39
Antidilutive securities outstanding (weighted average):
Stock options	13,054	16,291	14,174	16,823
Restricted shares	0	9,049	9,249	63,405
Total antidilutive securities outstanding	13,054	25,340	23,423	80,228

Sterling's dilutive securities outstanding include warrants held by certain investors. On September 19, 2012, Sterling repurchased a warrant for 97,541 shares held by the United States Department of the Treasury (“Treasury”). The warrant had been issued to Treasury on December 5, 2008, in connection with Sterling's participation in the Capital Purchase Program of the Troubled Asset Relief Program. Sterling repurchased the warrant for $825,000, which was cancelled upon repurchase. Treasury sold all of its Sterling common stock on August 14, 2012 in an underwritten public offering.

8. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Employee compensation and benefits	$45,636	$43,828	$139,502	$129,514
OREO operations	4,008	10,739	9,337	36,591
Occupancy and equipment	11,034	9,580	32,253	29,558
Data processing	7,137	5,651	20,600	18,339
FDIC insurance	2,159	3,510	6,005	10,903
Professional fees	4,929	3,161	12,718	9,571
Depreciation	2,918	3,000	8,754	9,026
Advertising	3,442	1,932	10,370	6,659
Travel and entertainment	1,420	1,336	4,019	3,931
Merger and acquisition	1,584	0	9,981	0
Amortization of other intangible assets	1,792	1,190	4,988	3,639
Other	3,349	2,693	7,137	8,784
Total noninterest expense	$89,408	$86,620	$265,664	$266,515

9. Income Taxes:

During the three months ended September 30, 2012, Sterling did not recognize any federal or state income tax expense, while during the nine months ended September 30, 2012, Sterling recorded a $288.8 million income tax benefit, which was the result of reversing substantially all of the deferred tax asset valuation allowance. Sterling did not recognize any federal or state income tax expense during the comparable periods of 2011. As of September 30, 2012, the net deferred tax asset was $280.4 million, including $273.0 million of net operating loss and tax credit carry-forwards. As of December 31, 2011, Sterling had a fully reserved net deferred tax asset of $327.0 million, including $285.0 million of net operating loss and tax credit carry-forwards.

The deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of the deferred tax asset valuation allowance occurred during the quarter ended June 30, 2012, which marked the sixth consecutive quarter of profitability for Sterling. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. Based on the earnings performance trend and projections of income through 2013, improvement in asset quality, higher net interest margin and improvements in other key financial ratios, expectations of continued profitability, the length of the carry-forward period for its net operating losses and tax credits, an analysis of the reversal of existing temporary differences, and an evaluation of its loss carry-back ability and tax planning strategies, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. This assessment was updated as of September 30, 2012, resulting in the same conclusion.

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

10. Stock Based Compensation:

The following table presents a summary of restricted stock and units activity during the period:

	Shares	Weighted Average Grant Price
Balance, January 1, 2012	301,373	$17.82
Granted	260,846	19.86
Vested	(58,292)	23.43
Expired	0	0.00
Forfeited	(76,974)	17.02
Outstanding, September 30, 2012	426,953	$18.45

The following table presents a summary of stock option activity during the period:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2012	15,800	$1,393.65
Granted	0	0.00
Exercised	0	0.00
Expired	(973)	1,519.35
Cancelled	(1,954)	1,247.21
Outstanding, September 30, 2012	12,873	$1,406.37
Exercisable, September 30, 2012	12,470	$1,447.88

The following table presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
September 30, 2012	1.5 years	$0	1.5 years	$0
December 31, 2011	2.1 years	0	2.1 years	0

As of September 30, 2012, a total of 5,398,091 shares remained available for grant under Sterling’s 2003, 2007 and 2010 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight and 10 years. Stock based compensation expense recognized during the periods presented was as follows:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Stock options	$37	$226
Restricted stock	2,719	2,723
Total	$2,756	$2,949

As of September 30, 2012, unrecognized equity compensation expense totaled $5.5 million as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.2 years.

11. Derivatives and Hedging:

From time to time, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is hedged by Sterling entering into offsetting interest rate swap agreements with various unaffiliated counterparties (“broker-dealers”). Both customer and broker-dealer related interest rate derivatives are carried at fair value, which includes consideration of counterparty credit risk.

As part of its mortgage banking activities, Sterling makes commitments to prospective borrowers on residential mortgage loan applications, which may have the interest rates locked for a period of 10 to 60 days or longer, if extended (“interest rate lock commitments”). The interest rate lock commitments fair valued below are exclusive of the anticipated fallout. These interest rate lock commitments, and loans held for sale that have not been committed to investors, give rise to interest rate risk. Sterling hedges the interest rate risk arising from these mortgage banking activities by entering into forward sales agreements on MBS with third parties (“forward commitments”).

Residential mortgage loans held for sale that were not committed to investors were $279.6 million and $192.4 million as of September 30, 2012 and December 31, 2011, respectively. The following table summarizes Sterling’s mortgage banking operations and interest rate swaps:

	September 30, 2012
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$297,723	$20,452	$0
Forward commitments	476,500	0	12,458
Interest rate swaps - broker-dealer	40,303	0	2,415
Interest rate swaps - customer	42,877	2,392	0
	December 31, 2011
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$181,456	$5,558	$0
Forward commitments	315,579	0	3,785
Interest rate swaps - broker-dealer	43,213	0	4,527
Interest rate swaps - customer	45,820	4,711	0

The fair value of these derivatives is included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap agreements are included in other noninterest income. The following table sets forth these gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Mortgage banking operations	$(2,694)	$(2,116)	$(3,349)	$(5,015)
Other noninterest income	80	1,191	(600)	1,228

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

		September 30, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:		(in thousands)
Cash and cash equivalents	1	$263,884	$263,884	$491,228	$491,228
Investments and MBS:
Available for sale	2	2,049,961	2,049,961	2,547,876	2,547,876
Held to maturity	2	1,716	1,716	1,747	1,747
Loans held for sale	2	320,823	320,823	273,957	273,957
Loans receivable, net	3	5,990,365	6,016,644	5,341,179	5,347,555
Other assets (1)	2	121,187	121,187	109,317	109,317
Financial liabilities:
Non-maturity deposits	2	4,690,350	4,690,350	3,824,948	3,824,948
Deposits with stated maturities	2	2,049,560	2,088,695	2,660,870	2,710,740
Borrowings	2	1,343,241	1,333,925	1,706,662	1,724,347
Other liabilities	2	14,873	14,873	9,212	9,212
(1) Other assets includes FHLB stock. As of September 30, 2012 and December 31, 2011, FHLB stock was carried at $98.3 million and $99.0 million, respectively.

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

Loans Held for Sale.  Sterling has elected to carry residential loans held for sale at fair value. The fair values of residential loans are based on investor quotes in the secondary market, determined by the fair value of options and commitments to sell or issue mortgage loans. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. Nonresidential loans held for sale are carried at the lower of cost or market (“LOCOM”) due to the frequency of these loan sale transactions, as well as the availability of market data for these loan types.

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

Mortgage Servicing Rights.  The fair value of mortgage servicing rights is estimated using a discounted cash flow model to arrive at the net present value of expected earnings from the servicing of the loans. Model inputs include prepayment speeds, market interest rates, contractual interest rates on the loans being serviced, the amount of other fee income generated and other factors. The fair value of mortgage servicing rights is impacted by any changes in these inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2012
Investment securities available for sale:
MBS	$1,825,448	$0	$1,825,448	$0
Municipal bonds	205,405	0	205,405	0
Other	19,108	0	19,108	0
Total investment securities available for sale	2,049,961	0	2,049,961	0
Loans held for sale	320,823	0	320,823	0
Other assets - derivatives	22,844	0	22,844	0
Total assets	$2,393,628	$0	$2,393,628	$0
Contingent consideration	$14,051	$0	$0	$14,051
Other liabilities - derivatives	14,873	0	14,873	0
Total liabilities	$28,924	$0	$14,873	$14,051
December 31, 2011
Investment securities available for sale:
MBS	$2,320,934	$0	$2,320,934	$0
Municipal bonds	207,456	0	207,456	0
Other	19,486	0	19,486	0
Total investment securities available for sale	2,547,876	0	2,547,876	0
Loans held for sale	223,638	0	223,638	0
Other assets - derivatives	10,269	0	10,269	0
Total assets	$2,781,783	$0	$2,781,783	$0
Other liabilities - derivatives	$9,212	$0	$9,212	$0

Contingent consideration represents the estimated liability for additional payments related to the First Independent transaction based on the application of a discounted cash flow methodology. The following table presents a roll-forward of contingent consideration:

	Three Months Ended	Nine Months Ended
	September 30, 2012
	(in thousands)
Beginning balance	$13,292	$0
Additions	0	11,779
Valuation adjustments - noninterest expense - other - mergers and acquisitions	759	2,272
Ending balance	$14,051	$14,051

Derivatives include mortgage banking interest rate lock and loan delivery commitments, interest rate swaps, and also at December 31, 2011 a common stock warrant carried as a derivative liability. See Note 11 for a further discussion of these derivatives. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Mortgage banking operations	$9,049	$8,542

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	September 30, 2012
	Total Carrying Value	Level 1	Level 2	Level 3	Losses During the Nine Months Ended September 30, 2012
	(in thousands)
Loans	$167,951	$0	$0	$167,951	$(25,960)
OREO	24,344	0	0	24,344	(3,232)
Mortgage servicing rights	26,819	0	0	26,819	(983)
	December 31, 2011				Losses During the Twelve Months Ended December 31, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$268,837	$0	$0	$268,837	$(47,372)
OREO	31,379	0	0	31,379	(10,860)
Mortgage servicing rights	23,102	0	0	23,102	(6,191)

The loans disclosed above represent the net balance of loans as of period end for which a charge-off or specific reserve has been recognized during the nine months ended September 30, 2012, and the year ended December 31, 2011, respectively, with these charges comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value of properties for which a specific reserve was established during the periods presented as a result of updated appraisals subsequent to foreclosure. The appraisals may use comparable sales and income approach valuation methods and may be adjusted to reflect current market or property information. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $8.8 million and $20.9 million for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis. Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

September 30, 2012
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 20.2%; weighted average discount rate 10.1%

13. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Bank as of September 30, 2012:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 leverage ratio
Sterling	$1,136,913	12.7%	$358,636	4.0%	$448,295	5.0%
Sterling Bank	1,131,674	12.6%	360,756	4.0%	450,945	5.0%
Tier 1 risk-based capital ratio
Sterling	1,136,913	17.6%	258,113	4.0%	387,169	6.0%
Sterling Bank	1,131,674	17.5%	258,372	4.0%	387,559	6.0%
Total risk-based capital ratio
Sterling	1,218,578	18.9%	516,226	8.0%	645,282	10.0%
Sterling Bank	1,213,419	18.8%	516,745	8.0%	645,931	10.0%

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

The Other and Eliminations caption represents intercompany eliminations. In 2012, Sterling combined its Commercial Real Estate and Community Banking segments to improve how it made decisions and measured the segments' performance. Segment results for the comparable period presented have been restated to reflect current period presentation.

	As of and for the Three Months Ended September 30, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$87,930	$8,061	$0	$95,991
Interest expense	17,649	0	3,034	20,683
Net interest income	70,281	8,061	(3,034)	75,308
Provision for credit losses	1,980	20	0	2,000
Noninterest income	8,033	38,816	(151)	46,698
Noninterest expense	61,552	31,784	(3,928)	89,408
Income (loss) before income taxes	$14,782	$15,073	$743	$30,598
Total assets	$9,466,908	$4,633	$896	$9,472,437

	As of and for the Three Months Ended September 30, 2011
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$101,385	$0	$(6)	$101,379
Interest expense	26,519	26	(2)	26,543
Net interest income	74,866	(26)	(4)	74,836
Provision for credit losses	6,000	0	0	6,000
Noninterest income	11,459	17,649	4	29,112
Noninterest expense	70,353	16,267	0	86,620
Income (loss) before income taxes	$9,972	$1,356	$0	$11,328
Total assets	$9,154,384	$21,490	$0	$9,175,874

	As of and for the Nine Months Ended September 30, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$275,351	$19,595	$0	$294,946
Interest expense	61,383	0	4,992	66,375
Net interest income	213,968	19,595	(4,992)	228,571
Provision for credit losses	9,980	20	0	10,000
Noninterest income	45,808	77,517	(299)	123,026
Noninterest expense	202,455	66,548	(3,339)	265,664
Income (loss) before income taxes	$47,341	$30,544	$(1,952)	$75,933
Total assets	$9,466,908	$4,633	$896	$9,472,437

	As of and for the Nine Months Ended September 30, 2011
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$304,769	$2,832	$(638)	$306,963
Interest expense	82,672	1,001	(96)	83,577
Net interest income	222,097	1,831	(542)	223,386
Provision for credit losses	26,056	(56)	0	26,000
Noninterest income	56,618	36,297	514	93,429
Noninterest expense	229,747	36,768	0	266,515
Income (loss) before income taxes	$22,912	$1,416	$(28)	$24,300
Total assets	$9,154,384	$21,490	$0	$9,175,874

15. Commitments and Contingencies:

On March 22, 2012, Sterling and its subsidiary Sterling Savings Bank were named as defendants in a purported class action lawsuit filed by a Washington customer of Sterling Savings Bank in King County, Washington, Superior Court, and on May 25, 2012, Sterling Savings Bank was named a defendant in a similar purported class action lawsuit filed on behalf of a customer in the U.S. District Court of Oregon. These suits challenged the manner in which overdraft fees were charged and the disclosures related to posting order of debit card and ATM transactions, and alleged claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and a violation of state consumer protection laws. The two suits encompassed claims on behalf of Sterling Savings Bank customers from the five states in which Sterling Savings Bank presently conducts business. On October 17, 2012, Sterling announced the dismissal of the plaintiffs' claims.

Securities Class Action Litigation.    On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the “Complaint”). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys' fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. The court has not yet issued an order on the motion, but recently indicated that it intends to do so in the near future. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ERISA Class Action Litigation.    On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling Financial Corporation and Sterling Savings Bank (collectively, “Sterling”), as well as certain of Sterling's current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the "Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling's securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling's business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and 90+-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys' fees and costs. On September 26, 2012, Sterling received a letter from the U.S. Department of Labor (the “Department of Labor”) containing similar allegations as those set forth in the Complaint, demanding that the violations alleged in the Department of Labor's letter be corrected and notifying Sterling that the Department of Labor may take legal action in connection with such allegations, including assessing a civil money penalty. Sterling believes the Complaint, and Department of Labor allegations, are without merit and intends to defend against them vigorously. A hearing on the motion to dismiss the Complaint occurred on March 22, 2011, with the court indicating that it would take the motion under submission. The court has not yet issued an order on the motion, but recently indicated that it intends to do so in the near future. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint or in the letter from the Department of Labor could have a material adverse effect on Sterling's business, results of operations, and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

On June 29, 2012, Sterling Bank entered into a definitive agreement for the sale of its Montana operations to Eagle Bancorp Montana, Inc. and its wholly owned subsidiary American Federal Savings Bank. The transaction is subject to customary closing conditions, and is expected to be completed during the fourth quarter of 2012.

16. Subsequent Events:

On October 22, 2012, Sterling entered into a definitive agreement with American Heritage Holdings ("AHH"), the holding company for Borrego Springs Bank, N.A., to acquire AHH for cash consideration of $6.5 million. The transaction, which has been approved by the boards of directors of Sterling and AHH, is expected to provide a significant enhancement to Sterling’s small business government guaranteed lending and servicing capabilities. The shareholders of AHH have agreed to vote in favor of the transaction, which is subject to regulatory approval and other customary closing conditions and is expected to be completed during the first quarter of 2013.

On October 25, 2012, Sterling declared a quarterly cash dividend of $0.15 per common share. The dividend is payable on November 20, 2012 to shareholders of record as of November 6, 2012.

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

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank that operates under the registered trade names of Sterling Bank and Sonoma Bank. Sterling Bank operates as Sonoma Bank only in the state of California. Sterling Bank offers retail and commercial banking products and services, mortgage lending and wealth management to individuals, small businesses, commercial organizations and corporations. As of September 30, 2012, Sterling had assets of $9.47 billion and operated 183 depository branches in Washington, Oregon, Idaho, Montana, and California.

Overview

Net income for the three and nine months ended September 30, 2012 was $30.6 million and $364.8 million, respectively, compared with $11.3 million and $24.3 million respectively for the three and nine months ended September 30, 2011. Net income during the second quarter of 2012 included an income tax benefit of $288.8 million associated with the release of the deferred tax asset valuation allowance. The increase in income before income taxes over the periods presented includes an increase in mortgage banking income, lower credit costs from an improvement in asset quality, and an expansion in the net interest margin. During 2012, Sterling has declared two quarterly cash dividends of $0.15 per share, compared with none being declared in 2011.

Mortgage banking income for the three and nine months ended September 30, 2012 was $28.5 million and $69.3 million respectively, an increase of 74% and 85% over the comparable 2011 periods. Net interest margin (tax equivalent) for the three and nine months ended September 30, 2012 expanded by 9 and 17 basis points, respectively, over the comparable 2011 periods. Average loan balances during the three and nine months ended September 30, 2012 increased 8% and 6% over the respective 2011 periods.

On February 29, 2012, Sterling completed the purchase and assumption transaction with First Independent Investment Group, Inc. (“FIG”) and its wholly-owned subsidiary, First Independent Bank (“First Independent”). The First Independent transaction added $350.0 million of loans, $695.9 million of deposits, and 14 branches in the Vancouver/Portland metro area.

On June 29, 2012, Sterling Bank entered into a definitive agreement for the sale of its Montana operations to Eagle Bancorp Montana, Inc. and its wholly owned subsidiary American Federal Savings Bank. The transaction is subject to customary closing conditions, and is expected to be completed during the fourth quarter of 2012.

On August 14, 2012, the United States Department of the Treasury (“Treasury”) sold all of its shares in Sterling common stock in an underwritten public offering. On September 19, 2012, Sterling repurchased a warrant for 97,541 shares held by Treasury. The warrant and stock investment had been issued to Treasury on December 5, 2008, in connection with Sterling's participation in the Capital Purchase Program of the Troubled Asset Relief Program.

On October 22, 2012, Sterling entered into a definitive agreement with American Heritage Holdings ("AHH"), the holding company for Borrego Springs Bank, N.A., to acquire AHH for cash consideration of $6.5 million. The transaction, which has been approved by the boards of directors of Sterling and AHH, is expected to provide a significant enhancement to Sterling’s small business government guaranteed lending and servicing capabilities. The shareholders of AHH have agreed to vote in favor of the transaction, which is subject to regulatory approval and other customary closing conditions and is expected to be completed during the first quarter of 2013.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012		2011
Basic earnings per share	$0.49	$0.18	$5.87	(2)	$0.39
Diluted earnings per share	0.49	0.18	5.81	(2)	0.39
Dividends per share	0.15	0.00	0.15		0.00
Return on average assets	1.28%	0.49%	5.18%	(2)	0.35%
Return on average equity	9.8	5.4	45.5	(2)	4.1
Net interest margin (tax equivalent)	3.43	3.34	3.46		3.29
Efficiency ratio (1)	69.7	71.1	71.5		74.0
Net charge-offs to average loans (annualized)	0.37	1.99	0.66		1.96

	September 30, 2012	December 31, 2011
Book value per share	$20.14	$14.16
Tangible book value per share	19.44	13.96
Market value per share	22.27	16.70
Tier one leverage ratio (consolidated)	12.7%	11.4%
Loan loss allowance to total loans	2.51	3.22
Nonperforming assets to total assets	2.73	4.01

(1) The efficiency ratio is noninterest expense, excluding OREO and amortization of core deposit intangibles, divided by net interest income (tax equivalent) plus noninterest income, excluding gain on sales of securities, other-than-temporary impairment losses on securities and charge on prepayment of debt.

(2) Includes an income tax benefit of $288.8 million associated with the release of a deferred tax asset valuation allowance.

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

	Three Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$3,863,670	$47,757	4.94%	$3,470,241	$45,843	5.24%
Commercial and consumer	2,583,756	35,479	5.46%	2,483,204	36,282	5.80%
Total loans (1)	6,447,426	83,236	5.15%	5,953,445	82,125	5.47%
MBS (2)	1,762,950	10,361	2.35%	2,193,055	16,719	3.02%
Investments and cash (2)	529,407	3,392	2.55%	767,714	3,596	1.86%
FHLB stock	99,160	0	0.00%	99,395	0	0.00%
Total interest earning assets	8,838,943	96,989	4.38%	9,013,609	102,440	4.51%
Noninterest earning assets (3)	681,587			219,503
Total average assets	$9,520,530			$9,233,112
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$684,906	73	0.04%	$501,884	123	0.10%
Savings and MMDA	2,284,749	884	0.15%	1,970,823	1,601	0.32%
Time deposits	2,168,056	8,024	1.47%	2,952,566	12,411	1.67%
Total interest bearing deposits	5,137,711	8,981	0.70%	5,425,273	14,135	1.03%
Borrowings	1,358,348	11,702	3.43%	1,710,388	12,408	2.88%
Total interest bearing liabilities	6,496,059	20,683	1.27%	7,135,661	26,543	1.48%
Noninterest bearing transaction	1,656,318	0	0.00%	1,132,589	0	0.00%
Total funding liabilities	8,152,377	20,683	1.01%	8,268,250	26,543	1.27%
Other noninterest bearing liabilities	130,948			132,625
Total average liabilities	8,283,325			8,400,875
Total average equity	1,237,205			832,237
Total average liabilities and equity	$9,520,530			$9,233,112
Net interest income and spread (4)		$76,306	3.11%		$75,897	3.03%
Net interest margin (4)			3.43%			3.34%
Deposits:
Total interest bearing deposits	$5,137,711	$8,981	0.70%	$5,425,273	$14,135	1.03%
Noninterest bearing transaction	1,656,318	0	0.00%	1,132,589	0	0.00%
Total deposits	$6,794,029	$8,981	0.53%	$6,557,862	$14,135	0.86%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$3,757,341	$141,306	5.01%	$3,472,494	$132,731	5.11%
Commercial and consumer	2,555,147	107,504	5.62%	2,494,194	109,749	5.88%
Total loans (1)	6,312,488	248,810	5.26%	5,966,688	242,480	5.43%
MBS (2)	1,989,989	38,632	2.59%	2,409,804	56,681	3.14%
Investments and cash (2)	553,827	10,634	2.56%	742,983	11,228	2.02%
FHLB stock	99,148	0	0.00%	99,657	0	0.00%
Total interest earning assets	8,955,452	298,076	4.44%	9,219,132	310,389	4.50%
Noninterest earning assets (3)	442,691			137,355
Total average assets	$9,398,143			$9,356,487
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$637,106	271	0.06%	$499,310	397	0.11%
Savings and MMDA	2,252,052	3,101	0.18%	1,970,654	5,311	0.36%
Time deposits	2,369,682	26,632	1.50%	3,191,041	40,937	1.72%
Total interest bearing deposits	5,258,840	30,004	0.76%	5,661,005	46,645	1.10%
Borrowings	1,489,663	36,371	3.26%	1,703,027	36,932	2.90%
Total interest bearing liabilities	6,748,503	66,375	1.31%	7,364,032	83,577	1.52%
Noninterest bearing transaction	1,498,471	0	0.00%	1,059,759	0	0.00%
Total funding liabilities	8,246,974	66,375	1.08%	8,423,791	83,577	1.33%
Other noninterest bearing liabilities	80,176			130,620
Total average liabilities	8,327,150			8,554,411
Total average equity	1,070,993			802,076
Total average liabilities and equity	$9,398,143			$9,356,487
Net interest income and spread (4)		$231,701	3.13%		$226,812	2.98%
Net interest margin (4)			3.46%			3.29%
Deposits:
Total interest bearing deposits	$5,258,840	$30,004	0.76%	$5,661,005	$46,645	1.10%
Noninterest bearing transaction	1,498,471	0	0.00%	1,059,759	0	0.00%
Total deposits	$6,757,311	$30,004	0.59%	$6,720,764	$46,645	0.93%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Net Interest Income. Sterling's net interest income for the three months ended September 30, 2012 compared with the three months ended September 30, 2011 increased $472,000, with a decline in deposit costs mostly offset by a decline in income on MBS. The decline in deposit funding costs reflected the increase in lower cost transaction accounts, combined with a reduction in higher costing time deposits. Average total transaction account balances during the three and nine months ended September 30, 2012 increased by 43% and 37% over their respective 2011 periods. Average MBS balances declined 20% for the three months ended September 30, 2012 compared with the three months ended September 30, 2011, while the yield declined from 3.02% to 2.35%. This decline in average balance and yield reflected market conditions and balance sheet management, including the management of prepayment and interest rate risk in the MBS portfolio.

Average loan balances grew 8% during the three months ended September 30, 2012 compared with the three months ended September 30, 2011, reflecting growth from loan originations and purchases, and loans acquired in the First Independent transaction. The increase in interest income from higher average loan balances was partially offset by yield compression. Yields on new loans were at lower levels compared with yields on maturing loans, and adjustable rate loans repriced downward. These reductions in yield were partially offset by the decline in the level of nonperforming loans and discount accretion on acquired loans.

Net interest income for the nine months ended September 30, 2012 was $228.6 million, an increase of $5.2 million or 2% compared with the nine months ended September 30, 2011. Similar to the quarterly comparison, a decline in deposit costs was partially offset by a decline in income on MBS, and the increase in interest income from higher average loan balances was offset by yield compression.

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

Sterling recorded a provision for credit losses of $2.0 million and $10.0 million for the three and nine months ended September 30, 2012, as compared with $6.0 million and $26.0 million, respectively, in the comparative 2011 periods. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs. Total net charge-offs of $35.4 million during the nine months ended September 30, 2012 included approximately $4 million charged against the allowance for unfunded commitments, in connection with a mortgage repurchase settlement with a financial institution.

Noninterest Income. Noninterest income was as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)
Fees and service charges	$14,675	$12,332	19%	$41,546	$37,839	10%
Mortgage banking operations	28,502	16,360	74%	69,318	37,481	85%
Loan servicing fees	(2,092)	(4,694)	(55)%	(183)	(2,884)	(94)%
BOLI	1,660	1,612	3%	7,175	4,922	46%
Gains on sales of securities, net	3,129	0	*	12,592	14,298	(12)%
Other-than-temporary impairment losses on securities	0	0	*	(6,819)	0	*
Charge on prepayment of debt	0	0	*	(2,664)	0	*
Gains on other loan sales	476	2,671	(82)%	3,887	1,792	117%
Other	348	831	(58)%	(1,826)	(19)	9,511%
Total noninterest income	$46,698	$29,112	60%	$123,026	$93,429	32%

* Results are not meaningful.

The growth in fees and service charges was primarily due to increased activity related to the addition of the First Independent accounts. The increase in income from mortgage banking operations reflected higher margins on loan sales and volumes of residential lending. Historically low interest rates on home loans has resulted in an elevated level of refinancing activity. The fluctuation in loan servicing fees reflects valuation adjustments on mortgage servicing rights. BOLI income for the nine months ended September 30, 2012 included $2.4 million relating to a death benefit. Gains on sales of securities resulting from portfolio management included the rebalancing of prepayment and interest rate risk in the portfolio. During the second quarter of 2012, Sterling recognized an other-than-temporary impairment charge of $6.8 million related to a single issuer trust preferred security and a $2.7 million charge related to the prepayment of a $50.0 million term repurchase agreement with a fixed interest cost of 3.99 percent. Gains on the sale of other loans was primarily related to the sale of nonperforming loans. Other noninterest income for the nine months ended September 30, 2012 included $1.7 million of branch consolidation costs.

The following table presents components of mortgage banking operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Residential loan sales	$728,642	$475,034	$1,869,213	$1,371,465
Change in warehouse and interest rate locks	36,018	123,859	348,600	99,009
Total mortgage banking activity	$764,660	$598,893	$2,217,813	$1,470,474
Margin on residential loan sales	3.68%	2.66%	3.07%	2.46%

Expansion in the margin on loans sales over the periods presented reflect conditions in the mortgage market, including the affects from the Federal Reserve's monetary policy.

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	(in thousands)
Employee compensation and benefits	$45,636	$43,828	4%	$139,502	$129,514	8%
OREO operations	4,008	10,739	(63)%	9,337	36,591	(74)%
Occupancy and equipment	11,034	9,580	15%	32,253	29,558	9%
Data processing	7,137	5,651	26%	20,600	18,339	12%
FDIC insurance	2,159	3,510	(38)%	6,005	10,903	(45)%
Professional fees	4,929	3,161	56%	12,718	9,571	33%
Depreciation	2,918	3,000	(3)%	8,754	9,026	(3)%
Advertising	3,442	1,932	78%	10,370	6,659	56%
Travel and entertainment	1,420	1,336	6%	4,019	3,931	2%
Merger and acquisition	1,584	0	*	9,981	0	*
Amortization of other intangible assets	1,792	1,190	51%	4,988	3,639	37%
Other	3,349	2,693	24%	7,137	8,784	(19)%
Total noninterest expense	$89,408	$86,620	3%	$265,664	$266,515	0%

* Results are not meaningful.

Employee compensation and benefits during 2012 included severance costs related to a reduction in force, an increase in commissions due to growth in mortgage banking originations, and growth from the First Independent transaction. The reduction in OREO expenses was related to the decline in nonperforming assets and the stabilization of collateral values. The decline in Federal Deposit Insurance Corporation ("FDIC") insurance expense was due to a lower risk based assessment rate being applicable. Advertising expense during 2012 included costs related to the rebranding of Sterling Savings Bank as Sterling Bank, with no rebranding charges recognized in the comparative periods. Merger and acquisition expense for the 2012 periods reflected costs associated with the First Independent transaction, including system conversion costs, professional fees and employee severance. Other noninterest expense during 2012 included a refund of $1.9 million for Washington State Business and Occupation tax.

Income Tax Provision. During the three months ended September 30, 2012, Sterling did not recognize any federal or state income tax expense, while during the nine months ended September 30, 2012, Sterling recorded a $288.8 million income tax benefit, which was the result of reversing substantially all of the deferred tax asset valuation allowance. Sterling did not recognize any federal or state income tax expense during the comparable periods of 2011. As of September 30, 2012, the net deferred tax asset was $280.4 million, including $273.0 million of net operating loss and tax credit carry-forwards. As of December 31, 2011, Sterling had a fully reserved net deferred tax asset of $327.0 million, including $285.0 million of net operating loss and tax credit carry-forwards.

Financial Position

Assets. At September 30, 2012, Sterling’s assets were $9.47 billion, an increase of $279.2 million from $9.19 billion at December 31, 2011, with the growth a result of increases in the loan portfolio, both organic and from the First Independent transaction, and the release of the deferred tax asset valuation allowance.

Investments and MBS. Sterling’s investment and MBS portfolio at September 30, 2012 was $2.05 billion, compared with $2.55 billion at December 31, 2011. Aggregate cash flows from prepayments, sales and maturities for the nine months ended September 30, 2012 were greater than purchases. On September 30, 2012, the investment and MBS portfolio had an unrealized net gain of $85.5 million versus $62.2 million at December 31, 2011.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$818,323	13	$688,020	13
Commercial real estate ("CRE"):
Investor CRE	1,274,774	21	1,275,667	23
Multifamily	1,359,506	22	1,001,479	18
Construction	99,553	2	174,608	3
Total CRE	2,733,833	45	2,451,754	44
Commercial:
Owner occupied CRE	1,304,224	21	1,272,461	23
Commercial & Industrial ("C&I")	517,588	8	431,693	8
Total commercial	1,821,812	29	1,704,154	31
Consumer	768,359	13	674,961	12
Gross loans receivable	6,142,327	100%	5,518,889	100%
Deferred loan fees, net	2,317		(252)
Allowance for loan losses	(154,279)		(177,458)
Loans receivable, net	$5,990,365		$5,341,179

During the first quarter of 2012, net loans acquired in the First Independent transaction were $350.0 million. During the nine months ended September 30, 2012, Sterling originated $1.26 billion of loans for its portfolio, compared to $1.04 billion for the nine months ended September 30, 2011. Loan originations and purchases outpaced reductions as a result of principal repayments during the nine months ended September 30, 2012. Sterling continues to monitor the portfolio and actively manage concentrations.

The following table sets forth Sterling’s loan originations and purchases for the periods indicated, which are in addition to the amounts acquired upon completion of the First Independent transaction:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Loan originations:	(in thousands)
Residential real estate:
For sale	$842,197	$545,278	$1,997,491	$1,365,519
Permanent	77,650	14,893	152,947	65,834
Total residential real estate	919,847	560,171	2,150,438	1,431,353
CRE:
Investor CRE	14,889	310	37,535	41,676
Multifamily	144,560	203,606	552,241	540,591
Construction	776	3,223	2,444	13,105
Total CRE	160,225	207,139	592,220	595,372
Commercial:
Owner occupied CRE	53,541	42,360	111,833	116,707
C&I	102,255	54,446	206,310	163,723
Total commercial	155,796	96,806	318,143	280,430
Consumer	63,435	29,513	199,881	97,888
Total loan originations	1,299,303	893,629	3,260,682	2,405,043
Total portfolio loan originations (excludes residential real estate for sale)	457,106	348,351	1,263,191	1,039,524
Loan purchases:
Residential real estate	1,646	2,701	76,408	10,251
CRE:
Investor CRE	0	0	0	48,584
Multifamily	292	309	683	2,749
Total CRE	292	309	683	51,333
Commercial:
Owner occupied CRE	0	22,495	0	74,716
C&I	0	0	0	0
Total commercial	0	22,495	0	74,716
Consumer	41,567	0	52,307	0
Total loan purchases	43,505	25,505	129,398	136,300
Total loan originations and purchases	$1,342,808	$919,134	$3,390,080	$2,541,343

The increase in residential, C&I and consumer originations and purchases reflect customer demand and Sterling's focus on growing these segments. Residential loan purchases during 2012 were comprised primarily of adjustable rate mortgages. Consumer loan purchases were comprised of fixed rate auto loans. The loan purchases offered favorable yields compared to MBS.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for credit losses
Allowance - loans, beginning balance	$158,244	$212,088	$177,458	$247,056
Provision	2,000	4,000	8,000	26,500
Charge-offs	(10,479)	(41,177)	(51,056)	(109,903)
Recoveries	4,514	11,284	19,877	22,542
Allowance - loans, ending balance	154,279	186,195	154,279	186,195
Allowance - unfunded commitments, beginning balance	7,952	7,431	10,029	10,707
Provision	0	2,000	2,000	(500)
Charge-offs	(181)	(55)	(4,258)	(831)
Allowance - unfunded commitments, ending balance	7,771	9,376	7,771	9,376
Total credit allowance	$162,050	$195,571	$162,050	$195,571

See Note 4 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The decline in the allowance for credit losses from September 30, 2011 reflects a reduction in the level of classified loans. The following table presents classified assets, which are comprised of loans risk rated as substandard, doubtful or loss, and OREO.

	September 30, 2012	December 31, 2011
	(in thousands)
Residential real estate	$25,917	$30,918
CRE:
Investor CRE	67,349	75,304
Multifamily	11,003	15,995
Construction	23,945	98,773
Total CRE	102,297	190,072
Commercial:
Owner occupied CRE	72,915	94,660
C&I	12,206	21,029
Total commercial	85,121	115,689
Consumer	7,559	7,157
Total classified loans	220,894	343,836
OREO	46,575	81,910
Total classified assets	$267,469	$425,746
Classified loans/ total loans	3.6%	6.2%
Classified assets/ total assets	2.8%	4.6%

Classified assets declined $158.3 million, or 37% during the nine months ended September 30, 2012. Nonperforming assets include nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Past due 90 days or more and accruing	$0	$0
Nonaccrual loans	146,095	210,221
Restructured loans	66,343	76,939
Total nonperforming loans	212,438	287,160
OREO	46,575	81,910
Total nonperforming assets	259,013	369,070
Specific reserve - loans	(10,104)	(16,305)
Net nonperforming assets	$248,909	$352,765
Nonperforming assets to total assets	2.73%	4.01%
Nonperforming loans to loans	3.46%	5.20%
Loan loss allowance to nonperforming loans	73%	62%

Nonperforming assets declined 30% during the nine months ended September 30, 2012, as a result of OREO sales and other asset resolution efforts outpacing new problem loans. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Nonperforming loans:	(in thousands)
Beginning Balance	$265,340	$396,109	$287,160	$654,637
Additions	29,957	66,613	129,488	178,725
Charge-offs	(5,965)	(29,893)	(31,179)	(87,361)
Paydowns and sales	(58,967)	(42,379)	(106,981)	(163,440)
Foreclosures	(7,979)	(60,483)	(30,503)	(161,671)
Upgrade to accrual	(9,948)	(6,828)	(35,547)	(97,751)
Ending Balance	$212,438	$323,139	$212,438	$323,139

The following table presents a roll-forward of OREO for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
OREO:	(Dollars in thousands)
Beginning Balance	$55,801	81	$101,406	250	$81,910	143	$161,653	439
Additions	8,131	28	60,483	91	30,661	97	161,671	389
Valuation adjustments	(1,656)		(7,995)		(5,028)		(20,850)
Sales	(15,666)	(39)	(40,845)	(163)	(62,202)	(170)	(194,081)	(650)
Other changes	(35)		(1,483)		1,234		3,173
Ending Balance	$46,575	70	$111,566	178	$46,575	70	$111,566	178

OREO declined 58% compared with September 30, 2011. The following table presents the property type composition of OREO as of the following dates:

	September 30, 2012		December 31, 2011
	Amount	Number of Properties	Amount	Number of Properties
OREO:	(Dollars in thousands)
Residential real estate	$1,582	12	$5,301	50
CRE:
Investor CRE	5,149	10	14,685	19
Multifamily	0	0	0	0
Construction	29,504	19	52,829	48
Commercial:
Owner occupied CRE	8,013	24	5,424	17
C&I	2,162	2	2,196	2
Consumer	165	3	1,475	7
Ending Balance	$46,575	70	$81,910	143

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,709,612	25%	$1,211,628	19%
Interest bearing transaction	693,906	10%	521,037	8%
Savings and MMDA	2,286,832	35%	2,092,283	32%
Time deposits	2,049,560	30%	2,660,870	41%
Total deposits	$6,739,910	100%	$6,485,818	100%

The increase in total deposits from December 31, 2011, was primarily a result of the First Independent transaction, which contributed $695.9 million of new deposits. As of September 30, 2012, transaction account balances had increased to 35% of total deposits, compared with 27% as of December 31, 2011. The decline in time deposits was primarily a result of expected runoff.

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, reverse repurchase agreements and junior subordinated debentures, was $1.34 billion as of September 30, 2012 compared with $1.71 billion at December 31, 2011, respectively. The decline reflects the maturity or prepayment of FHLB advances and repurchase agreements. Included in borrowings as of September 30, 2012 were structured reverse repurchase agreements of $900.0 million at an average cost of 3.88%. As of December 31, 2011, Sterling had structured reverse repurchase agreements outstanding of $1.00 billion at an average cost of 3.89%.

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

	September 30, 2012	December 31, 2011
Change in Interest Rate in Basis Points (Rate Shock)	% Change in NII	% Change in NII
+300	4.4	(4.6)
+200	0.6	(2.3)
+100	0.5	(0.7)
Static	0.0	0.0
-100	*	*

* Results are not meaningful in a low interest rate environment.

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

	September 30, 2012	December 31, 2011
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE	% Change in EVE
+300	21.3	6.2
+200	18.7	8.9
+100	11.6	7.0
Static	0.0	0.0
-100	*	*

* Results are not meaningful in a low interest rate environment.

Sterling's modeled interest rate sensitivities during the nine months ended September 30, 2012 were affected by changes to its balance sheet, including a reduction in the size and duration of the securities portfolio, and a reduction in wholesale borrowings. Growth of core deposits and loans, both organic and through acquisition, also positively impacted the modeled results.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $83.2 million of related swaps outstanding as of September 30, 2012. For a description, see Note 11 of Notes to Consolidated Financial Statements. As of September 30, 2012, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

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

The total value of Sterling's consolidated cash and equivalents and securities was $2.32 billion at September 30, 2012, compared with $3.04 billion at December 31, 2011. Total available liquidity as of September 30, 2012 was $3.48 billion, compared to $3.39 billion as of December 31, 2011. Total available liquidity as of September 30, 2012 included unpledged portions of cash and equivalents and securities of $661.1 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $2.50 billion, as well as loans held for sale of $320.8 million.

Sterling, as a parent company-only, had cash of approximately $20.6 million and $44.6 million at September 30, 2012 and December 31, 2011, respectively. The parent company's significant cash flows primarily relate to capital investments in and capital distributions from Sterling Bank, capital distributions to shareholders, and interest payments on junior subordinated debentures. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures. In June 2012, the deferred accrued interest on the junior subordinated debentures in the amount of $19.6 million was paid in full. On August 20, 2012, Sterling paid a quarterly cash dividend of $0.15 per common share, or an aggregate $9.3 million, to shareholders of record as of August 6, 2012. On October 25, 2012, Sterling declared a quarterly cash dividend of $0.15 per common share. The dividend is payable on November 20, 2012 to shareholders of record as of November 6, 2012. Sterling's ability to pay dividends is generally limited by its earnings, financial condition, capital, liquidity and regulatory requirements.  Sterling relies on Sterling Bank as its primary source of cash flow. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling Bank may pay to Sterling without regulatory approval.

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
The reserve for unfunded credit commitments includes loss exposure from Sterling's mortgage banking operations. Loans sold into the secondary market are sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with agency guidelines or have borrower misrepresentations.

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at September 30, 2012.

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

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of the deferred tax asset valuation allowance occurred during the quarter ended June 30, 2012, which marked the sixth consecutive quarter of profitability for Sterling. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. Based on the earnings performance trend and projections of income through 2013, improvement in asset quality, higher net interest margin and improvements in other key financial ratios, expectations of continued profitability, the length of the carry-forward period for its net operating losses and tax credits, an analysis of the reversal of existing temporary differences, and an evaluation of its loss carry-back ability and tax planning strategies, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. This assessment was updated as of September 30, 2012, resulting in the same conclusion.

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

On March 22, 2012, Sterling and its subsidiary Sterling Savings Bank were named as defendants in a purported class action lawsuit filed by a Washington customer of Sterling Savings Bank in King County, Washington, Superior Court, and on May 25, 2012, Sterling Savings Bank was named a defendant in a similar purported class action lawsuit filed on behalf of a customer in the U.S. District Court of Oregon. These suits challenged the manner in which overdraft fees were charged and the disclosures related to posting order of debit card and ATM transactions, and alleged claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment, and a violation of state consumer protection laws. The two suits encompassed claims on behalf of Sterling Savings Bank customers from the five states in which Sterling Savings Bank presently conducts business. On October 17, 2012, Sterling announced the dismissal of the plaintiffs' claims.

Securities Class Action Litigation.    On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the “Complaint”). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys' fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. The court has not yet issued an order on the motion, but recently indicated that it intends to do so in the near future. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ERISA Class Action Litigation.    On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling Financial Corporation and Sterling Savings Bank (collectively, “Sterling”), as well as certain of Sterling's current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the "Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling's securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling's business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and 90+-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys' fees and costs. On September 26, 2012, Sterling received a letter from the U.S. Department of Labor (the “Department of Labor”) containing similar allegations as those set forth in the Complaint, demanding that the violations alleged in the Department of Labor's letter be corrected and notifying Sterling that the Department of Labor may take legal action in connection with such allegations, including assessing a civil money penalty. Sterling believes the Complaint, and Department of Labor allegations, are without merit and intends to defend against them vigorously. A hearing on the motion to dismiss the Complaint occurred on March 22, 2011, with the court indicating that it would take the motion under submission. The court has not yet issued an order on the motion, but recently indicated that it intends to do so in the near future. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint or in the letter from the Department of Labor could have a material adverse effect on Sterling's business, results of operations, and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

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

The following table presents Sterling's repurchase during the quarter ended September 30, 2012 of a warrant held by the U.S. Treasury. Upon repurchase, the warrant was cancelled.

2012	Number of shares issuable under the warrant purchased	Average price paid per share
July	0	$0.00
August	0	0.00
September	97,541	8.46
Total	97,541	$8.46

Item 3	Defaults Upon Senior Securities

Not applicable.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5	Other Information

Not applicable.

Item 6	Exhibits

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibit Index at page E-1.

STERLING FINANCIAL CORPORATION
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING FINANCIAL CORPORATION
(Registrant)
November 6, 2012	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling's Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

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