Form 10-K
period 2012-12-31
STERLING FINANCIAL CORP /WA/
filed 2013-02-27
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended DECEMBER 31, 2012

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from     to
Commission File Number 001-34696
STERLING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1572822
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of June 30, 2012, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the NASDAQ Capital Market, was $674 million.
The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 62,247,254.
DOCUMENTS INCORPORATED BY REFERENCE
Specific portions of the registrant’s Proxy Statement for its 2013 annual meeting of shareholders are incorporated by reference into Part III hereof.

December 31, 2012

PART I
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Item 1. Business

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank that operates under the registered trade names of Sterling Bank and in California as Sonoma Bank. Sterling Bank offers retail and commercial banking products and services, mortgage lending and wealth management to individuals, small businesses, commercial organizations and corporations. As of December 31, 2012, Sterling had assets of $9.24 billion and operated 174 depository branches in Washington, Oregon, Idaho and California.

Recent Developments

Net income (loss) for the years ended December 31, 2012, 2011 and 2010 was $385.7 million, $39.1 million, and $(224.3) million, respectively. The 2012 annual net income included an income tax benefit of $292.0 million associated with the release of a deferred tax asset valuation allowance. The increase in income before income taxes over the periods presented reflects lower credit costs as a result of an improvement in asset quality. During 2012, Sterling paid cash dividends of $49.7 million, or $0.80 per share, compared with none being paid in 2011 or 2010. Dividends paid in 2012 included a special dividend of $0.35 per share.

On February 29, 2012, Sterling completed the acquisition of the operations of First Independent Bank (“First Independent”). The First Independent transaction added $350.0 million of loans, $695.9 million of deposits, and 14 branches in the Vancouver/Portland metro area.

On August 14, 2012, the United States Department of the Treasury (the “Treasury”) sold all of its shares in Sterling common stock in an underwritten public offering. On September 19, 2012, Sterling repurchased a warrant for 97,541 shares held by the Treasury. The stock and warrant had been issued to the Treasury on December 5, 2008, in connection with Sterling's participation in the Capital Purchase Program of the Troubled Asset Relief Program, and the stock was converted on August 26, 2010 to Sterling common stock.

On October 22, 2012, Sterling entered into a definitive agreement with American Heritage Holdings ("AHH"), the holding company for Borrego Springs Bank, N.A., to acquire AHH for cash consideration of $6.5 million. The transaction, which has been approved by the boards of directors of Sterling and AHH, is expected to provide a significant enhancement to Sterling’s small business government guaranteed lending and servicing capabilities. The shareholders of AHH have agreed to vote in favor of the transaction, which is subject to customary closing conditions and is expected to be completed during the first quarter of 2013.

On November 30, 2012, Sterling Bank completed the sale of its Montana operations to Eagle Bancorp Montana, Inc. ("Eagle") and its wholly owned subsidiary, American Federal Savings Bank. Under the terms of the agreement, Eagle paid Sterling Bank a premium of $7.0 million to acquire $180.9 million of deposits and $41.3 million of performing loans and certain other assets and liabilities.

On December 14, 2012, Sterling entered into a definitive agreement to acquire the Puget Sound operations of Boston Private Bank & Trust Company (“Boston Private”), a wholly owned subsidiary of Boston Private Financial Holdings, Inc. The Boston Private Puget Sound offices are located in Seattle, Bellevue and Redmond, Washington. As of December 31, 2012, these offices had aggregate loans of approximately $270 million and deposits of $200 million. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to be completed during the second quarter of 2013.

Business Strategy

Sterling’s goal is to become one of America’s great community banks by offering customers a range of highly personalized financial products and services. This strategy centers on bringing the full product suite of a large regional institution to consumer and commercial customers with the personalized service of a local community bank. The four tenets of this philosophy are:

•	Knowledgeable bankers—Employee development, training and compensation initiatives designed to enable our talented team of bankers to capably serve our customers across our footprint.

•	Fair pricing—Offer a meaningful value proposition for our customers, while providing competitive funding and returns.

•
Convenience and ease of use—We have retail banking and mortgage loan origination offices with customer-oriented hours of operations; automatic teller machines located throughout our footprint; and full-service internet banking and on-line bill pay.

•
Competitive products and services—We offer a full range of consumer, small business, commercial, corporate, wealth management and mortgage banking products and services across our four-state footprint. Our treasury management products include an advanced and easy to use Remote Deposit Capture system that is comparable to those of the largest banks operating in our area.

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

Profitability Drivers

The following strategies are integral to our profitability:

•	Improving the mix and reducing the cost of deposits;

•	Reducing our balance sheet risk through resolution of the remaining asset quality issues, while generating prudently underwritten loan growth;

•	Building on our banking foundation by strengthening relationships with our customers; and

•	Improving operating efficiency through effective management of non-interest expenses.

We continue to shift our deposit mix towards lower cost transaction, savings and money market deposit accounts (“MMDA”). An asset quality focus is reflected by our robust underwriting and credit approval functions, and the substantial improvement in asset quality metrics. We are focused on expanding full relationship banking products and services. In addition, initiatives directed towards controlling our expenses and improvements in operating efficiency are core to our profitability strategy. Sterling believes these strategies, combined with our initiatives to manage risk, will contribute to high quality, consistent earnings, and build shareholder value. The effect of these strategies on Sterling’s financial results is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Segment Information

Sterling's operations are divided into two primary business segments that represent our core businesses:

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

In 2012, Sterling combined its Commercial Real Estate and Community Banking segments to improve the measurement and reporting of the segments' performance. Segment results for the 2011 comparable period have been recast to reflect the current period presentation. The 2010 comparable period is grouped according to the previous classifications, due to the impracticability of reclassification to current period presentation. The results of operations are reported by segment in Note 23 of “Notes to Consolidated Financial Statements.”

Lending Activities

A description of Sterling’s lending products and activities are as follows:

Commercial Real Estate Lending. Sterling offers commercial real estate loans for investor non-owner occupied, multifamily, and construction projects, collateralized by real property. Permanent fixed- and adjustable-rate loans on existing properties typically have maturities of three to 30 years. In general, commercial real estate loans involve a higher degree of risk than one- to four-family residential real estate loans, because they typically involve large loan balances to single borrowers or groups of related borrowers. Currently, the number of new, viable construction projects that meet Sterling’s underwriting standards is limited, due to the contraction in the housing market. The performance of commercial real estate loans is subject to certain risks not present in one- to four-family residential mortgage lending, including: excessive vacancy rates, inadequate operating cash flows, construction delays, cost overruns, insufficient values and environmental risks.

Commercial Lending. Sterling provides a full range of credit and financial services products to small- and medium-sized businesses. These products include commercial and industrial (“C&I”) lending such as: lines of credit, receivable and inventory financing, and equipment loans. These products also include term financing for owner occupied commercial real estate properties. These loans are at fixed or adjustable rate structures, typically with terms of 12 months to 15 years. Loans may be fully secured, partially secured or unsecured, based on certain credit criteria. The product line for businesses includes standardized products, including access to the Small Business Administration (“SBA”) guaranteed lending program, as well as customized solutions, including cash flow and treasury management services.

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

One- to Four-Family Residential Lending. Sterling originates residential mortgages that are generally underwritten to conform with Fannie Mae and Freddie Mac guidelines, guidelines established by government insured loan programs (HUD or VA), or guidelines established by investors (correspondent banks). Loans are originated through Sterling’s network of retail mortgage offices and depository branches. Products include: a) fixed-rate residential mortgages; b) adjustable-rate residential mortgages (“ARMs”), which have interest rates that adjust annually with a fixed period of three, five, seven or 10 years and are indexed to a variety of market indices; and c) interest only residential mortgages underwritten to amortizing payment standards. Sterling focuses its residential lending efforts on originating traditional amortizing loans for owner occupied homes, second homes and investment properties. Generally, conventional and government guaranteed residential mortgage loans are originated for up to 80% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase mortgage insurance from approved third parties so that Sterling’s risk is limited to approximately 80% of the appraised value at origination on most loans with loan-to-value ratios in excess of 80%. Sterling’s residential lending programs are designed to comply with all applicable regulatory requirements.

Loan Servicing and Secondary Market Activities. Sterling sells mortgage loans on a servicing-retained basis to Fannie Mae and Freddie Mac, or on a servicing-released basis to correspondent banks. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding and disbursing escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures in the event of unremedied defaults. For sales of loans on a servicing-retained basis, Sterling records a servicing asset, while for sales of loans on a servicing-released basis, Sterling receives a fee. Loans sold into the secondary market are sold with limited recourse against Sterling, meaning that Sterling may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. Sterling maintains a reserve for unfunded credit commitments to cover the costs associated with these potential indemnification obligations.

Sterling also purchases and sells nonresidential loans in the secondary market. Agents who present loans to Sterling for purchase are required to provide a processed loan package prior to commitment. Sterling then underwrites the loans in accordance with its established lending standards. Nonresidential loan sales provide Sterling with fee income, and assist with managing portfolio concentration risks.

Credit Quality Management

Details of Sterling’s problem asset classifications and allowance for credit losses are as follows:

Classified and Nonperforming Assets. To measure the quality of loans and other real estate owned (“OREO”), Sterling has established guidelines for classifying and determining provisions for anticipated losses. Sterling’s system employs the risk rating categories of “substandard,” “doubtful” and “loss” for its classified assets. Substandard assets have deficiencies, which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets, and on the basis of currently existing facts, are also deemed to have a high probability of loss. The portion of the asset considered uncollectible and of such little value that it should not be included as an asset of Sterling is classified as a loss. In such cases, Sterling establishes a specific valuation reserve. Sterling periodically reviews junior lien loans for which the senior lien on the collateral is not held by Sterling, even if the loan is performing and not classified.

The credit administration group focuses on identifying and resolving potential problem credits before they become classified. When an asset becomes classified, management of the relationship is assumed by Sterling’s special assets department. Sterling actively engages the borrower and guarantor to remedy the situation by requesting updated financial information from the borrower(s) and guarantor(s) to determine a course of action. In addition, updated collateral values are obtained in order for Sterling’s management to perform evaluations for regulatory and decision making purposes and updated title information is obtained to determine the status of encumbrances on the collateral. When possible, Sterling will require the borrower to provide additional collateral. In conjunction with the receipt of additional collateral, Sterling will sometimes modify the terms of the loan. Often the modified terms of the loan are consistent with terms that Sterling would offer a new borrower. If the borrower is having financial difficulties and the modification of terms is considered concessionary, Sterling designates the loan as a “troubled debt restructure” and reports it as a nonperforming loan. A loan designated as a troubled debt restructuring may be returned to accrual status after the borrower performs in accordance with the modified loan terms, generally for a period of at least six months. A loan may have its troubled debt restructure status removed after at least one year of performance under the modified terms of the loan, unless the modification includes an interest rate concession that is below a market rate of interest for a loan with similar characteristics.

Sterling also may permit a borrower to sell the underlying collateral for less than the outstanding balance on the loan if the current collateral evaluation supports the offer price. These transactions are known as “short sales.” In such situations, Sterling typically requires the borrower to sign a new note or bring cash to closing for the resulting deficiency.

If Sterling and a borrower are unable to achieve an acceptable resolution, Sterling may take a deed in lieu of foreclosure or initiate foreclosure on the underlying collateral. Under such circumstances, Sterling also simultaneously evaluates legal action for recovery against the borrowers and guarantors. After obtaining the collateral, Sterling actively works to sell the collateral.

Allowance for Credit Losses. Sterling regularly reviews its classified assets for impairment. If a loan is determined to be impaired, Sterling performs a valuation analysis on the loan. Valuation analysis compares the estimated fair value (discounted cash flow analysis or collateral market value less selling costs, foreclosure costs and projected holding costs), and the book balance (loan principal and accrued interest or carrying value of OREO). For loans that are considered collateral-dependent, the difference between the fair value and the book value is generally charged off as a confirmed loss. During times of declining real estate values, a specific reserve may be recorded on collateral-dependent impaired loans to recognize market declines since the last appraisal. For certain non-collateral-dependent loans, Sterling generally establishes a specific reserve for the difference between fair value and book value of these loans, as the loss is not defined as a confirmed loss because it is not based solely on collateral values. Allowances are established and periodically adjusted, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers.

Sterling maintains an allowance for credit losses at a level deemed appropriate by management to provide for probable losses related to specifically identified loans and probable losses in the remaining portfolio, as well as unfunded commitments. The allowance is based upon historical loss experience, loan migration analysis, delinquency trends, portfolio size, concentrations of risk, prevailing and anticipated economic conditions, industry experience, estimated collateral values, management’s assessment of credit risk inherent in the portfolio, specific problem loans and other relevant factors. The portfolio is grouped into standard industry categories for loans collectively evaluated for impairment based on characteristics such as loan class, borrower and collateral. Loan migration to loss data is used to determine the annual “probability of default.” The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on an assessment of qualitative factors. Sterling establishes the expected loss rate on loans using the losses on charged-off and foreclosed loans for the most recent 12 month period to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The adjusted probability of default is multiplied by the loss given default to calculate the expected losses for each loan class. The calculated expected loss is compared to the actual one and three year (annualized) losses. If the calculated expected loss rate is less than the actual one and three year loss rates, then the expected loss rate would be set at the greater of the actual one or three year loss rate.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to be a confirmed loss. Because the allowance for credit losses is based on management’s estimate, ultimate losses may materially differ from the estimates.

Investments and Mortgage-Backed Securities ("MBS")

Sterling invests primarily in Freddie Mac, Fannie Mae and the Government National Mortgage Association ("Ginnie Mae") MBS. Sterling also has investments in municipal bonds and nonagency collateralized mortgage obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral, which can be used to secure borrowings and assist with managing the interest rate risk and credit risk of Sterling’s balance sheet.

Sources of Funds

Sterling’s primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest from loans and MBS; the sale of loans into the secondary market in connection with Sterling’s mortgage banking activities and other loan sale activities; borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve; and borrowings from commercial banks (including repurchase agreements). The availability and volume of these funds are influenced significantly by prevailing interest rates and other economic conditions, as well as regulatory statutes. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets.

Deposit Activities. Sterling offers a wide variety of deposit products and related services to businesses, individuals, and public sector entities throughout its primary market areas. Deposit accounts include noninterest bearing and interest bearing transaction (checking) accounts, savings accounts, MMDA, and certificates of deposit ("CDs"). Interest rates are established by management and are based on a competitive market analysis. The method of compounding varies from simple interest credited at maturity to daily compounding, depending on the type of account. With the exception of certain promotional CDs and variable-rate products, most CDs carry a fixed rate of interest for a defined term from the opening date of the account. Penalties are imposed if principal is withdrawn from most CDs prior to maturity.

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

Borrowings. Although deposits are Sterling’s primary source of funds, Sterling also uses other borrowings to supplement its deposit gathering efforts. These borrowings include advances from the FHLB, repurchase agreements, primary credits and term auction facilities from the Federal Reserve, and federal funds purchased. See “MD&A—Liquidity and Capital Resources.”

The FHLB of Seattle is part of a system that consists of 12 regional Federal Home Loan Banks that provide secured credit to financial institutions. As a condition of membership in the FHLB of Seattle, Sterling Bank is required to own stock of the FHLB of Seattle, with the amount determined as the greater of either a percentage of Sterling’s total mortgage related assets, or a percentage of Sterling’s total advances outstanding from the FHLB of Seattle. At December 31, 2012, Sterling Bank held more than the minimum FHLB of Seattle stock ownership requirement.

Sterling also borrows funds under repurchase agreements with major broker/dealers and financial entities pursuant to which it sells investments (generally, U.S. agency obligations and MBS) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the investments and MBS sold. The use of repurchase agreements and other secured borrowings may expose Sterling to certain risks, including the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines.

Subsidiaries

Sterling’s principal operating subsidiary is Sterling Bank. See exhibit 21.1 for a complete list of subsidiaries for Sterling and Sterling Bank.

Competition

Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling loans including our mortgage banking operations, from commercial banks, savings and loan associations, mutual savings banks, credit unions and other institutions, many of which have greater resources than Sterling. Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities. Some or all of these competitive businesses operate in Sterling’s market areas. As of June 30, 2012, Sterling Bank’s deposit market share was as follows, as compiled from SNL, excluding the Montana branches that were sold on November 30, 2012:

Washington				Oregon
County	Branches	Rank	Market Share	County	Branches	Rank	Market Share
Adams	2	3	23.3%	Baker	1	1	28.6%
Asotin	2	2	20.9%	Benton	1	8	2.5%
Benton	4	8	5.6%	Clackamas	2	17	0.6%
Clallam	2	11	3.9%	Clatsop	2	6	6.9%
Clark	14	2	14.9%	Columbia	1	3	14.7%
Columbia	1	1	28.7%	Coos	5	2	26.4%
Douglas	1	4	6.9%	Curry	3	1	29.1%
Franklin	1	8	5.8%	Deschutes	4	10	2.7%
Garfield	1	1	54.7%	Douglas	1	7	1.3%
Grant	2	5	8.7%	Grant	1	3	23.8%
Grays Harbor	5	4	11.3%	Harney	1	3	22.6%
King	14	15	1.1%	Jackson	5	9	5.2%
Kitsap	1	14	1.0%	Josephine	2	12	3.0%
Kittitas	2	4	13.1%	Klamath	5	2	26.7%
Klickitat	2	2	32.8%	Lake	1	3	30.0%
Lewis	4	2	17.8%	Lane	5	14	1.3%
Okanogan	2	2	23.1%	Linn	1	10	2.5%
Pierce	2	18	0.9%	Malheur	3	3	22.5%
Skamania	1	1	53.1%	Marion	2	13	0.7%
Snohomish	2	24	0.5%	Multnomah	3	9	0.9%
Spokane	9	4	11.7%	Polk	1	7	5.6%
Thurston	4	10	4.0%	Tillamook	3	2	32.0%
Walla Walla	3	5	5.1%	Umatilla	3	7	5.6%
Whatcom	3	11	2.8%	Union	3	1	26.8%
Whitman	2	7	3.3%	Wallowa	1	2	25.0%
				Washington	3	11	2.5%
				Yamhill	2	9	2.9%

Idaho				California
County	Branches	Rank	Market Share	County	Branches	Rank	Market Share
Ada	2	20	0.6%	Contra Costa	2	17	0.4%
Adams	1	2	37.6%	Marin	2	13	0.8%
Benewah	1	3	18.3%	Sonoma	9	6	6.4%
Idaho	3	1	50.8%
Kootenai	3	11	3.1%
Latah	3	2	25.6%
Nez Perce	3	2	19.2%
Valley	2	3	26.7%

Personnel

As of December 31, 2012, Sterling had 2,532 full-time equivalent employees. Employees are not represented by a collective bargaining unit.

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

General. As a bank holding company, Sterling is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Washington Department of Financial Institutions (the "WDFI"). Our subsidiary Sterling Bank is a Washington state-chartered commercial bank, and its deposits are insured by the FDIC. It is subject to regulation, examination and supervision by the FDIC and the WDFI. Numerous federal and state laws, as well as regulations promulgated by the Federal Reserve, the FDIC and state banking regulators, govern almost all aspects of the operation of Sterling Bank, and Sterling’s non-bank subsidiaries are also subject to regulation by applicable federal and state regulators for the states in which they conduct business.

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

Capital Requirements. The Federal Reserve has adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company such as Sterling, and in analyzing applications under the BHCA. The FDIC has adopted similar guidelines to assess the adequacy of capital in state-chartered non-member banks such as Sterling Bank. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. The definitions of capital and the tests for measuring the adequacy of capital required by the Federal Reserve for bank holding companies and by the FDIC for state-chartered non-member banks are similar, but not identical.

In general, all bank holding companies are required to maintain a tier 1 leverage ratio of at least 3%, tier 1 risk-based capital ratio of at least 4%, and total risk-based capital ratio (the sum of tier 1 capital and tier 2 capital) of at least 8%.

Under FDIC regulations, all insured depository institutions are assigned to one of the following capital categories:

•
Well-Capitalized—A well-capitalized insured depository institution: (1) has a total risk-based capital ratio of 10% or greater; (2) has a tier 1 risk-based capital ratio of 6% or greater; (3) has a leverage capital ratio of 5% or greater; and (4) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

In December 2010, the Basel Committee published new capital standards commonly referred to as “Basel III.” On June 7, 2012, the Federal Reserve issued proposed capital regulations consistent with Basel III. The proposal includes a new capital standard consisting of common equity tier 1 capital, increases in the level of capital required to be held by financial institutions, and a requirement for a capital conservation buffer. Aspects of the proposal could introduce volatility to capital levels, such as the inclusion in tier 1 capital of unrealized gains and losses on available for sale securities. Revisions to risk weightings include application of a more risk-sensitive treatment to certain residential mortgage exposures, past due or nonaccrual loans, mortgage servicing rights and deferred tax assets. Trust preferred junior subordinated debentures would be phased out as a component of tier 1 capital. As of the date of this filing, final regulations have not been issued. If the proposed rule were in effect at December 31, 2012, it would not materially impact Sterling's and Sterling Bank's regulatory capital ratios.

As of December 31, 2012, Sterling and Sterling Bank’s capital levels were above those currently required to be deemed “well-capitalized.” As noted, capital requirements will likely be increasing over the next several years as a result of the implementation of the Dodd-Frank Act and the U.S. federal banking regulators’ implementation of the Basel III standards. If a depository institution fails to remain well-capitalized, it becomes subject to a variety of enforcement remedies that increase as the capital condition worsens.

Commitments to Subsidiary Bank. Under Federal Reserve policy, Sterling is expected to act as a source of financial strength to Sterling Bank, and to commit resources to support Sterling Bank in circumstances when we might not do so absent such policy. The Dodd-Frank Act requires this Federal Reserve policy to be implemented into formal regulations, which have not yet been proposed. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve has discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the Federal Reserve determines that any such divestiture may aid the depository institution’s financial condition. In addition, any capital loans by Sterling to Sterling Bank would be subordinate in right of payment to depositors and to certain other indebtedness of Sterling Bank.

If Sterling were to enter bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Sterling Bank would generally be assumed by the bankruptcy trustee and entitled to a priority of payment. However, recent case law has held that, under certain circumstances, the assumption by the trustee and the priority of payment may be disallowed. It is not clear what impact, if any, this case law would have on our obligations in such an event.

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

Dividends. Sterling is a legal entity separate and distinct from Sterling Bank and other subsidiaries. The principal source of funds for Sterling’s payment of dividends on its capital stock and principal and interest on its debt is dividends from Sterling Bank. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling, Sterling Bank and certain other subsidiaries may pay without regulatory approval.

Under the Federal Reserve guidance reissued on February 24, 2009 the Federal Reserve may restrict Sterling’s ability to pay dividends on any class of capital stock or any other tier 1 capital instrument if it is not deemed to have a strong capital position. In addition, dividends may have to be reduced or eliminated if:

•	Sterling’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	Sterling Bank’s prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or

•	Sterling will not meet, or is in danger of not meeting, Sterling’s minimum regulatory capital adequacy ratios.

The FDIC has the authority to prohibit Sterling Bank from engaging in unsafe or unsound practices in conducting its business, and the payment of dividends, depending on the Bank’s financial condition, could be deemed an unsafe or unsound practice. The ability of Sterling Bank to pay dividends in the future will continue to be influenced by bank regulatory capital guidelines, and is subject to regulatory approval. As of December 31, 2012, Sterling Bank had an accumulated deficit of $662.9 million, and is therefore not permitted to pay any dividends without prior WDFI approval.

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

Deposit Insurance and Assessments. Deposits held by Sterling Bank are insured by the DIF as administered by the FDIC. The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured depository institution for each account ownership category. From December 31, 2010 to December 31, 2012, the Dodd-Frank Act provided unlimited FDIC insurance for all noninterest-bearing transaction accounts, regardless of amount.

The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of the FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by the company’s FDIC supervisory rating, and other various measures, such as the level of brokered deposits, secured debt and debt issuer ratings.

In February 2011, the FDIC redefined the deposit insurance assessment base, and updated the assessment rates. The DIF assessment base rate currently ranges from 2.5 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors. On October 9, 2012, the FDIC revised this guidance to clarify definitions used to identify concentrations in certain high risk assets of depository institutions with more than $10 billion in assets. This guidances will be effective April 1, 2013, and provides for higher premiums in cases where high risk assets are in excess of prescribed thresholds. The impact on Sterling is expected to be minimal.

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

Transactions with Affiliates and Insiders. A variety of legal limitations restrict Sterling Bank from lending or otherwise supplying funds or in some cases transacting business with Sterling or its nonbank subsidiaries. Sterling Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of covered transactions which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10% of the bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements ranging from 100% to 130%. Also, banks are prohibited from purchasing low quality assets from an affiliate.

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

Regulatory Examination. Federal and state banking regulators mandate that Sterling and Sterling Bank provide audited financial statements in compliance with minimum standards and procedures. Sterling and Sterling Bank must undergo regular on-site examinations by the appropriate banking agency. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

State Law and Regulation. Sterling Bank, as a Washington state-chartered institution, is subject to regulation by the WDFI, which conducts regular examinations to ensure that its operations and policies conform with applicable law and safe and sound banking practices. Among other things, state law regulates the amount of credit that can be extended to any one borrower and the amount of money that can be invested in various types of assets. Sterling Bank generally cannot extend credit to any one borrower in an amount greater than 20% of Sterling Bank’s capital and surplus. State law also regulates the types of loans

Sterling Bank can make. With the WDFI’s approval, Sterling Bank can currently invest up to 10% of its total assets or 50% of its net worth (whichever is less) in other corporations, whether or not such corporations are engaged in activities related to Sterling Bank’s business, but such authority is subject to restrictions imposed by federal law. Sterling Bank also operates depository branches within the states of Oregon, Idaho and California, and therefore, its operations in these states are subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance and the California Department of Financial Institutions, as applicable. Sterling and its subsidiaries are also required to comply with the applicable laws and regulations for the various states in which it does business.

Community Reinvestment Act. The Community Reinvestment Act (the "CRA") requires that the appropriate federal bank regulator evaluate the records of Sterling Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered by regulatory agencies in their review of applications to approve bank mergers, acquisitions, and new branches or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank. As of Sterling Bank's last CRA regulatory exam completed in May 2012, the rating was “satisfactory.”

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

Commercial Real Estate Lending. Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes guidelines for examiners to help identify institutions that are potentially exposed to excessive risk concentrations and may warrant greater supervisory scrutiny.

The Dodd-Frank Act contains provisions on credit risk retention that require federal banking regulators to adopt regulations mandating the retention of 5% of the credit risk of certain loans transferred, sold or conveyed through issuances of asset-backed securities. Implementing regulations will provide for the allocation of the risk retention obligation between securitizers and originators of loans.

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

Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state. In addition, an out-of-state bank may establish a new branch in Washington or acquire a branch in Washington if the out-of-state bank’s home state gives Washington banks substantially the same or more favorable rights to establish and maintain branches in that state.

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

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and the periodic testing of the program. Sterling Bank is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering requirements have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), enacted in 2001 and renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these requirements and must consider compliance in connection with the regulatory review of applications.

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

The Federal Bureau of Investigation may send bank regulators lists of the names of persons suspected of involvement in terrorist activities. Sterling Bank may be subject to a request for a search of its records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulators lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that matches the OFAC list, the account is frozen, a suspicious activity report is filed and the appropriate authorities are notified.

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

Sterling Bank utilizes credit bureau data for loan underwriting purposes. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are consistent with the conduct required by the provisions of that Act.

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

Corporate Governance. The Dodd-Frank Act contains a number of provisions that require changes to financial institutions’ corporate governance and executive compensation practices, including proxy access for publicly-traded banks’ director nominations, clawback of incentive-based compensation from executive officers and increased disclosure on compensation arrangements. Publicly-traded bank holding companies with more than $10 billion in assets will also be required to have risk committees with a number of independent directors to be determined by the Federal Reserve and that include at least one risk management expert. The Federal Reserve released proposed rules to implement these risk committee requirements in December 2011, but the rules have not yet been finalized.

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

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about Sterling’s plans, objectives, expectations, strategies and intentions and other statements contained in this report that are not historical facts and pertain to Sterling’s future operating results and capital position, including Sterling’s ability to reduce future loan losses, improve its deposit mix, execute its asset resolution initiatives, execute its lending initiatives, contain costs and potential liabilities, realize operating efficiencies, execute its business strategy, make dividend payments, compete in the marketplace and provide increased customer support and service. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.

Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling’s control. These include but are not limited to:

•	the possibility of adverse economic developments that may, among other things, increase default and delinquency risks in Sterling’s loan portfolios;

•	shifts in market interest rates that may result in lower interest rate margins;

•	shifts in the demand for loans and other products;

•	changes in the monetary and fiscal policies of the federal government;

•	changes in laws, regulations and the competitive environment;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions; and

•	exposure to material litigation.

Other factors that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements may be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as updated periodically in Sterling’s filings with the SEC. Unless legally required, Sterling disclaims any obligation to update any forward-looking statements. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

Where You Can Find More Information

The periodic reports Sterling files with the SEC are available on Sterling’s website at www.SterlingFinancialCorporation.com after the reports are filed with the SEC. The SEC maintains a website located at www.sec.gov that also contains this information. The information on Sterling’s website and the SEC’s website is not part of this annual report on Form 10-K. Sterling will provide you with copies of these reports, without charge, upon request made to:

Investor Relations
Sterling Financial Corporation
111 North Wall Street
Spokane, Washington 99201
(509) 358-8097

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

Credit risk concentrations could have a material adverse effect on our business, financial condition, and results of operations. A large portion of our loan portfolio is secured by real estate, which is primarily located in the Pacific Northwest and California. In addition, a significant portion of our multifamily loans originated since 2011 are secured by properties located in the greater Los Angeles and San Francisco markets. Deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: collateral for loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power and the value of assets and collateral associated with our existing loans; loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; and access to low cost or noninterest bearing deposits may decrease.

Approximately 45% of our loan portfolio was comprised of commercial real estate loans as of December 31, 2012. Included in commercial real estate loans are investor real estate loans, which may have a higher degree of risk than some other loan types, as they typically are dependent on the cash flows generated from the underlying property. Commercial and consumer delinquency levels and real estate market values could affect our level of net charge-offs and provision for credit losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects. Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also have a negative impact on our financial condition. In addition, we may face risks associated with our real estate lending under various federal, state and local environmental laws that impose certain requirements on the owner or operator of a property.

Interest rate risk is inherently present in our business. As a financial institution, the substantial majority of our assets and liabilities are subject to interest rate risk, which affects both the life and value of our interest earning assets and interest bearing liabilities, such as loans, investments and MBS, mortgage servicing rights, deposits and borrowings. The level of sensitivity for these interest earning assets and interest bearing liabilities to changes in interest rates is measured by duration, with duration mismatches combined with changes from both shifts and twists in the yield curve affecting both our future net interest income and the current economic value of Sterling’s equity. Exposure to interest rate risk may have an adverse effect on our profitability, financial condition and liquidity, including a decline in our net interest margin, fair value charges on certain assets, such as mortgage servicing rights and requests for additional collateral on certain of our secured borrowings. Increases in interest rates may shorten the life of certain of our liabilities, and we would have to replace these funds with alternative funds at a higher cost to us, or sell assets at potentially depressed values to meet the liquidity requirement. Decreases in interest rates may shorten the life of certain of our assets, and we would be faced with reinvesting the funds at lower rates or retiring certain of our funding liabilities at prices unfavorable to us.

General economic conditions and developments affect our operating results and financial condition. Our business is affected by conditions outside our control, including the rate of economic growth in general, the level of unemployment, increases in inflation and the level of interest rates. Economic conditions affect the level of demand for and the profitability of our products and services. A slowdown in the general economic recovery, particularly in the Western United States, could negatively impact our business. The fiscal and monetary policies of the United States government, and its level of indebtedness may have an impact on interest rates and inflation, which may adversely affect our profitability and financial condition. Our profitability is greatly dependent upon our earning a positive interest spread between our loan and securities portfolio, and our funding deposits and borrowings. Changes in the level of interest rates, or a prolonged unfavorable interest rate environment, or a decrease in our level of deposits that increases our cost of funds could negatively affect our profitability and financial condition.

Our ability to realize the benefit of our deferred tax assets may be materially impaired. As of December 31, 2012, we had a net deferred tax asset of $292.1 million, including $274.0 million of net operating loss and tax credit carry-forwards. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Code. Due to the complexity of Section 382 and the limited knowledge any public company has about the ownership of its publicly-traded stock, it is difficult to conclude with certainty at any given point in time whether an “ownership change” has occurred. Nonetheless, as a result of the recapitalization, we believe that Sterling is close to the “ownership change” threshold, but we do not believe that we have experienced an “ownership change.” Sterling has not obtained an opinion of counsel or any other interpretive guidance, such as a private letter ruling from the Internal Revenue Service (“IRS”), in determining that it has not undergone an “ownership change.”

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

Our calculations regarding our current cumulative change and the likelihood of a future ownership change are based on current law. Any change in applicable law may result in an ownership change. Likewise, the value attributed to our deferred tax asset is based on the statutory corporate income tax rates in effect as of December 31, 2012. Any future reductions in corporate tax rates may result in a significant decline in the value of our deferred tax asset.

We are currently subject to certain pending litigation, and may be subject to litigation in the future. A securities class action lawsuit has been filed against Sterling and certain of Sterling's current and former officers alleging that the defendants violated sections 10(b) and 20(a) of the U.S. Exchange Act and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. This lawsuit is premised on allegations that: 1) the defendants failed to adequately disclose the extent of Sterling’s delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, properly reserve for loan losses, and properly account for goodwill and deferred tax assets, thereby causing Sterling’s stock price to be artificially inflated during the purported class period; or 2) the defendants failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms. It is possible that additional suits will be filed with respect to these same matters that also name Sterling and/or its current and former officers and directors.

This lawsuit could divert the attention and resources of our management and cause us to incur significant expenses for legal fees and costs, including those associated with our advancement of fees and costs on behalf of our current and former officers and directors. We cannot predict the outcome of this lawsuit. Since the legal responsibility and financial impact with respect to this lawsuit and claims, if any, cannot currently be ascertained, we have not established any reserves for any potential liability relating to this lawsuit. An unfavorable outcome of this lawsuit could result in the payment of substantial damages in connection with a settlement or judgment and have a material adverse effect on our business, financial condition, results of operations or cash flows. See Item 3 “Legal Proceedings.”

We are subject to extensive regulation, including Federal Reserve guidelines and rules, which may affect our business operations, required levels of capital and liquidity, including limitations on our ability to pay dividends. We are subject to extensive regulation under federal and state laws, including regulation and supervision by the Federal Reserve, FDIC, WDFI and the SEC. Sterling is also subject to the listing standards of the NASDAQ Capital Market. If our regulators determine that we have failed to comply with our regulatory requirements, including minimum capital levels, we may need to raise additional capital, which could result in the dilution of our existing shareholders, or reduce or eliminate our common stock dividend. We could become subject to regulatory enforcement actions, which could result in material limitations on our business operations.
The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits for banks and bank holding companies, including the submission of annual capital plans for regulatory approval for banks larger than $50 billion in assets. In addition, Basel III may lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios. The Federal Reserve has not released final rules to implement the Basel III requirements, and it is uncertain at this time whether the rules, when released, will apply Basel III's requirements to Sterling or Sterling Bank.
The level of our liquidity and our ability to repay indebtedness, pay dividends and repurchase shares depends upon the results of operations and financial condition of Sterling Bank. Sterling is a separate and distinct legal entity from its subsidiaries, and receives substantially all of its revenue from dividends paid by Sterling Bank. There are legal limitations on the extent to which Sterling Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, Sterling. The inability to receive dividends from Sterling Bank would reduce liquidity available to Sterling, which could adversely affect Sterling's financial condition or Sterling's ability to pay dividends on its common stock.
Various statutory provisions restrict the amount of dividends Sterling Bank can pay to Sterling without regulatory approval. Sterling Bank may not pay cash dividends if those payments could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of Sterling Bank and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to Sterling, is an unsafe or unsound practice. Under Washington banking law, Sterling Bank may not pay a dividend greater than its retained earnings without WDFI approval. As of December 31, 2012, Sterling Bank had an accumulated deficit of $662.9 million, and therefore, requires WDFI approval prior to paying a dividend.
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

The Dodd-Frank Act, among other things, limits the amount of debit card interchange fees that can be charged for banks over $10 billion of assets in size and Sterling’s assets are close to this level. The Dodd-Frank Act also imposes new stress testing and corporate governance requirements on banking entities with $10 billion of assets. If our assets rose above $10 billion, we would be subject to these requirements, which may reduce our profitability.

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

Acquisitions present many risks, and we may not realize the financial and strategic goals that are contemplated. Our growth strategy includes an intent to acquire other banks. During the fourth quarter of 2012, we announced definitive agreements to acquire AHH and its subsidiary Borrego Springs Bank, N.A., and the Puget Sound operations of Boston Private. These transactions and any future acquisitions and related transition and integration activities may disrupt our ongoing business and divert management’s attention. In addition, an acquisition may not further our corporate strategy as we expected, we may pay more than the acquired banks or assets are ultimately worth or we may not integrate an acquired bank or assets as successfully as we expected, which could adversely affect our business, results of operations and financial condition. We may be adversely affected by liabilities (disclosed or undisclosed) or pre-existing contractual relationships that we assume and may also fail to anticipate or accurately estimate litigation or other exposure, unfavorable accounting consequences, increases in taxes due or a loss of anticipated tax benefits. Other potential adverse consequences include higher than anticipated costs associated with the acquired bank or assets or integration activities. The use of cash to pay for acquisitions may limit our use of cash for other potential activities, such as dividends. The use of equity securities to pay for acquisitions could significantly dilute existing shareholders. If we use debt to finance acquisitions, we may significantly increase our expenses, leverage and debt service requirements. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or several concurrent acquisitions.

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

As a result of our 2010 recapitalization, a limited number of shareholders are substantial holders of our stock. As of January 31, 2013, certain Thomas H. Lee funds (collectively, “THL”) and Warburg Pincus Private Equity X, L.P. (“Warburg Pincus”) each beneficially owned approximately 23% of our outstanding common stock. Each has a representative on our Board of Directors. Accordingly, THL and Warburg Pincus have substantial influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In pursuing its economic interests, THL and Warburg Pincus may make decisions with respect to fundamental corporate transactions that may not be aligned with the interests of other shareholders.

As a result of our 2010 recapitalization, a number of private placement investors, in addition to THL and Warburg Pincus, acquired, and may continue to hold, shares of our common stock that, for each investor, may approach 5% of our outstanding common stock. The large portion of our shares that are held by a relatively small number of shareholders could result in a material impact on the trading volume and price per share of our stock, if any of these shareholders decide to sell a significant portion of their holdings.

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

We could be materially and adversely affected if we or any of our officers or directors fail to comply with bank and other laws and regulations. Sterling and Sterling Bank are subject to extensive regulation by U.S. federal and state regulatory agencies and face risks associated with investigations and proceedings by regulatory agencies, including those that we may believe to be immaterial. Like any corporation, we are also subject to risk arising from potential employee misconduct, including non-compliance with our policies. Any interventions by authorities may result in adverse judgments, settlements, fines, penalties, injunctions, suspension or expulsion of our officers or directors from the banking industry or other relief. In addition to the monetary consequences, these measures could, for example, impact our ability to engage in, or impose limitations on, certain of our businesses. The number of these investigations and proceedings, as well as the amount of penalties and fines sought, has increased substantially in recent years with regard to many firms in the industry. Significant regulatory action against us or our officers or directors could materially and adversely affect our business, financial condition or results of operations or cause us significant reputational harm.

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

A decline in the value of our Federal Home Loan Bank (“FHLB”) common stock may occur, resulting in an other-than-temporary impairment (“OTTI”) charge which would cause our earnings and shareholders’ equity to decrease. We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was $97.5 million as of December 31, 2012, the substantial majority of which was with the FHLB of Seattle. The FHLB of Seattle has experienced losses from credit-related charges associated with projected losses on its investments in nonagency MBS, and is currently unable to pay dividends. FHLB stock does not have a readily determinable fair value and the equity ownership rights are more limited than would be the case for ownership rights in a public company. FHLB stock is viewed as a long term investment and is carried at cost.

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

We depend, and will continue to depend, to a significant extent, on a number of relationships with third-party service providers. Specifically, we receive core systems processing, residential mortgage servicing, essential web hosting and other Internet systems, and deposit and other transaction processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Sterling owns the building in which its headquarters are located in Spokane, Washington. As of December 31, 2012, Sterling also owned 98 of its 174 depository banking offices, while leasing the remainder of the properties. These facilities are located throughout Sterling’s banking network, primarily in the Pacific Northwest. Additionally, Sterling operates 45 non-depository loan production offices throughout the western United States, the majority of which are leased. The properties that Sterling occupies are used for corporate purposes across all of its business segments. See Note 7 of "Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings

Securities Class Action Litigation. On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the “Complaint”). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys' fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. The court has not yet issued an order on the motion, but indicated that it intends to do so in the near future. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ERISA Class Action Litigation. On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling, as well as certain of Sterling's current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the "Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling's securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling's business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and over 90-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys' fees and costs. On September 26, 2012, Sterling received a letter from the U.S. Department of Labor (the “Department of Labor”) containing similar allegations as those set forth in the Complaint, demanding that the violations alleged in the Department of Labor's letter be corrected and notifying Sterling that the Department of Labor may take legal action in connection with such allegations, including assessing a civil money penalty. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint or in the letter from the Department of Labor could have a material adverse effect on Sterling's business, results of operations, and financial condition. In January 2013, a tentative settlement was reached, pursuant to which Sterling agreed to pay $3.0 million to settle the claims. The settlement is subject to approval by the court and the Department of Labor.

Additionally, Sterling is involved in ongoing litigation, primarily related to its normal business operations. When establishing a liability for contingent litigation losses, Sterling determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there is no estimable range of possible losses. Sterling believes that the eventual outcome from these cases will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sterling’s common stock is listed on the NASDAQ Capital Market under the symbol “STSA.” As of January 31, 2013, Sterling’s common stock was held by 1,312 shareholders of record. The following table sets forth certain per share information for Sterling’s common stock for the periods indicated:

	2012 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.65	$0.15	$0.00	$0.00
Dividends paid per common share	0.65	0.15	0.00	0.00
Market price per common share:
High	23.22	23.00	21.18	21.94
Low	19.56	18.75	17.19	16.66
Quarter end	20.90	22.27	18.89	20.88
	2011 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.00	$0.00	$0.00	$0.00
Dividends paid per common share	0.00	0.00	0.00	0.00
Market price per common share:
High	16.90	17.48	19.00	22.62
Low	12.18	11.61	15.50	16.30
Quarter end	16.70	12.38	16.07	16.75

Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in Sterling’s Proxy Statement and is incorporated herein by reference. The following graph, which is “furnished,” not “filed,” compares the cumulative return of our common stock during the five years ended December 31, 2012, with the Russell 2000 Index and the SNL Bank NASDAQ Index. The presentation assumes an initial investment of $100 and the reinvestment of dividends.

Total Return Performance
Index Value
150
125
100
75
50
25
0
Sterling Financial Corporation
Russell 2000
SNL Bank NASDAQ
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:	(in thousands, except per share amounts)
Interest income	$389,200	$404,292	$445,133	$599,347	$715,062
Interest expense	84,522	109,097	161,106	255,370	355,510
Net interest income	304,678	295,195	284,027	343,977	359,552
Provision for credit losses	10,000	30,000	250,229	681,371	333,597
Net interest income (loss) after provision for credit losses	294,678	265,195	33,798	(337,394)	25,955
Noninterest income	154,253	126,328	136,965	123,814	91,895
Noninterest expense before impairment charge	355,253	352,390	395,045	369,974	305,517
Goodwill impairment	0	0	0	227,558	223,765
Total noninterest expense	355,253	352,390	395,045	597,532	529,282
Income (loss) before income taxes	93,678	39,133	(224,282)	(811,112)	(411,432)
Income tax (provision) benefit (1)	292,043	0	0	(26,982)	75,898
Net income (loss)	385,721	39,133	(224,282)	(838,094)	(335,534)
Preferred stock dividend	0	0	(11,598)	(17,369)	(1,208)
Other shareholder allocations (2)	0	0	(520,263)	0	0
Net income (loss) applicable to common shareholders	$385,721	$39,133	$(756,143)	$(855,463)	$(336,742)
Earnings (loss) per common share:
Basic (3)	$6.21	$0.63	$(53.05)	$(1,087.41)	$(429.70)
Diluted (3)	6.14	0.63	(53.05)	(1,087.41)	(429.70)
Dividends declared per common share (3)	$0.80	$0.00	$0.00	$0.00	$19.80
Weighted average shares outstanding:
Basic (3)	62,122,862	61,955,659	14,253,869	786,701	783,662
Diluted (3)	62,772,079	62,231,208	14,253,869	786,701	783,662
Other Data:
Book value per common share (3)	$19.58	$14.16	$12.45	$36.80	$1,075.14
Tangible book value per common share (3)	$18.91	$13.96	$12.17	$9.21	$752.98
Return on average assets	4.10%	0.42%	(2.21)%	(6.81)%	(2.65)%
Return on average common equity	35.8%	4.8%	(297.2)%	(129.8)%	(28.8)%
Dividend payout ratio	13%	0%	0%	0%	*
Shareholders' equity to total assets	13.2%	9.6%	8.1%	3.0%	8.9%
Tangible common equity to tangible assets (4)	12.8%	9.4%	8.0%	0.1%	4.7%
Efficiency ratio (5)	71.1%	74.7%	81.9%	69.1%	61.7%
Tax equivalent net interest margin	3.46%	3.29%	2.83%	2.92%	3.08%
Nonperforming assets to total assets	2.28%	4.01%	8.83%	9.08%	4.77%
Employees (full-time equivalents)	2,532	2,496	2,498	2,641	2,481
Depository branches	174	175	178	178	178

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(in thousands)
Total assets	$9,236,910	$9,193,237	$9,493,169	$10,877,423	$12,790,716
Loans receivable, net	6,101,749	5,341,179	5,379,081	7,344,199	8,807,094
Investments and MBS - available for sale	1,513,157	2,547,876	2,825,010	2,160,325	2,639,290
Investments - held to maturity	206	1,747	13,464	17,646	175,830
Deposits	6,436,117	6,485,818	6,911,007	7,775,190	8,350,407
FHLB advances	605,330	405,609	407,211	1,337,167	1,726,549
Securities sold under repurchase agreements and funds purchased	586,867	1,055,763	1,032,512	1,049,146	1,163,023
Other borrowings	245,294	245,290	245,285	248,281	248,276
Shareholders' equity	1,217,923	878,557	770,767	323,249	1,141,036
Regulatory Capital Ratios:
Sterling:
Tier 1 leverage ratio	12.1%	11.4%	10.1%	3.5%	9.2%
Tier 1 risk-based capital ratio	17.5%	17.8%	16.2%	4.9%	11.7%
Total risk-based capital ratio	18.7%	19.1%	17.5%	7.9%	13.0%
Tier 1 common capital ratio	13.6%	13.8%	12.4%	3.6%	9.3%
Sterling Bank:
Tier 1 leverage ratio	12.0%	11.1%	9.8%	4.2%	8.3%
Tier 1 risk-based capital ratio	17.2%	17.4%	15.7%	5.9%	10.6%
Total risk-based capital ratio	18.5%	18.7%	17.0%	7.3%	11.8%

* Not meaningful.
(1) The income tax benefit during 2012 was from the release of a deferred tax asset valuation allowance.
(2) The August 26, 2010 conversion of Series C preferred stock into common stock resulted in an increase in income available to common shareholders. The October 22, 2010 conversion of Series B and D preferred stock into common stock resulted in a decrease in income available to common shareholders.
(3) Reflects the 1-for-66 reverse stock split in November 2010.
(4) Common shareholders' equity less goodwill and other intangible assets, divided by assets, less goodwill and other intangible assets.
(5) The efficiency ratio is noninterest expense, excluding OREO and amortization of core deposit intangibles, divided by net interest income (tax equivalent) plus noninterest income, excluding gain on sales of securities, other-than-temporary impairment losses on securities, charge on prepayment of debt and net gain on MT branch divestiture.

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

Overview

Net income (loss) for the years ended December 31, 2012, 2011 and 2010 was $385.7 million, $39.1 million, and $(224.3) million, respectively. The 2012 annual net income included an income tax benefit of $292.0 million associated with the release of a deferred tax asset valuation allowance. The increase in income before income taxes over the periods presented reflects lower credit costs as a result of an improvement in asset quality. During 2012, Sterling paid cash dividends of $49.7 million, or $0.80 per share, compared with none being paid in 2011 or 2010. Dividends paid in 2012 included a special dividend of $0.35 per share.

On February 29, 2012, Sterling completed the acquisition of the operations of First Independent Bank (“First Independent”). The First Independent transaction added $350.0 million of loans, $695.9 million of deposits, and 14 branches in the Vancouver/Portland metro area.

On August 14, 2012, the United States Department of the Treasury (the “Treasury”) sold all of its shares in Sterling common stock in an underwritten public offering. On September 19, 2012, Sterling repurchased a warrant for 97,541 shares held by the Treasury. The stock and warrant had been issued to the Treasury on December 5, 2008, in connection with Sterling's participation in the Capital Purchase Program of the Troubled Asset Relief Program, and the stock was converted on August 26, 2010 to Sterling common stock.

On October 22, 2012, Sterling entered into a definitive agreement with American Heritage Holdings ("AHH"), the holding company for Borrego Springs Bank, N.A., to acquire AHH for cash consideration of $6.5 million. The transaction, which has been approved by the boards of directors of Sterling and AHH, is expected to provide a significant enhancement to Sterling’s small business government guaranteed lending and servicing capabilities. The shareholders of AHH have agreed to vote in favor of the transaction, which is subject to customary closing conditions and is expected to be completed during the first quarter of 2013.

On November 30, 2012, Sterling Bank sold its Montana operations to Eagle Bancorp Montana, Inc. ("Eagle") and its wholly owned subsidiary, American Federal Savings Bank. Under the terms of the agreement, Eagle paid Sterling Bank a premium of $7.0 million to acquire $180.9 million of deposits and $41.3 million of performing loans and certain other assets and liabilities.

On December 14, 2012, Sterling entered into a definitive agreement to acquire the Puget Sound operations of Boston Private Bank & Trust Company (“Boston Private”), a wholly owned subsidiary of Boston Private Financial Holdings, Inc. The Boston Private Puget Sound offices are located in Seattle, Bellevue and Redmond, Washington. As of December 31, 2012, these offices had aggregate loans of approximately $270 million and deposits of $200 million. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to be completed during the second quarter of 2013.

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

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
ASSETS:	(in thousands)
Loans:
Mortgage	$3,834,111	$188,563	4.92%	$3,484,108	$177,992	5.11%	$4,188,338	$185,214	4.42%
Commercial and consumer	2,572,469	143,392	5.57%	2,481,470	144,892	5.84%	2,951,479	174,896	5.93%
Total loans (1)	6,406,580	331,955	5.18%	5,965,578	322,884	5.41%	7,139,817	360,110	5.04%
MBS (2)	1,890,314	47,442	2.51%	2,375,515	71,216	3.00%	2,004,864	74,806	3.73%
Investments and cash (2)	520,590	13,971	2.68%	676,677	14,659	2.17%	965,615	15,005	1.55%
FHLB stock	98,893	0	0.00%	99,531	0	0.00%	100,409	0	0.00%
Total interest earning assets	8,916,377	393,368	4.41%	9,117,301	408,759	4.48%	10,210,705	449,921	4.41%
Noninterest earning assets (3)	494,185			186,238			(42,376)
Total average assets	$9,410,562			$9,303,539			$10,168,329
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$657,231	334	0.05%	$503,091	504	0.10%	$809,351	1,918	0.24%
Savings and MMDA	2,261,858	3,912	0.17%	1,994,335	7,004	0.35%	1,656,816	10,180	0.61%
Time deposits	2,250,999	33,451	1.49%	3,063,679	52,126	1.70%	3,774,891	82,609	2.19%
Total interest bearing deposits	5,170,088	37,697	0.73%	5,561,105	59,634	1.07%	6,241,058	94,707	1.52%
Borrowings	1,470,244	46,825	3.18%	1,703,782	49,463	2.90%	2,309,294	66,399	2.88%
Total interest bearing liabilities	6,640,332	84,522	1.27%	7,264,887	109,097	1.50%	8,550,352	161,106	1.88%
Noninterest bearing transaction	1,559,828	0	0.00%	1,093,252	0	0.00%	999,857	0	0.00%
Total funding liabilities	8,200,160	84,522	1.03%	8,358,139	109,097	1.31%	9,550,209	161,106	1.69%
Other noninterest bearing liabilities	131,860			126,435			172,338
Total average liabilities	8,332,020			8,484,574			9,722,547
Total average equity	1,078,542			818,965			445,782
Total average liabilities and equity	$9,410,562			$9,303,539			$10,168,329
Net interest income and spread (4)		$308,846	3.14%		$299,662	2.98%		$288,815	2.53%
Net interest margin (4)			3.46%			3.29%			2.83%
Deposits:
Total interest bearing deposits	$5,170,088	$37,697	0.73%	$5,561,105	$59,634	1.07%	$6,241,058	$94,707	1.52%
Noninterest bearing transaction	1,559,828	0	0.00%	1,093,252	0	0.00%	999,857	0	0.00%
Total deposits	$6,729,916	$37,697	0.56%	$6,654,357	$59,634	0.90%	$7,240,915	$94,707	1.31%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Changes in Sterling’s net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Interest income from municipal loans and bonds is presented gross of applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume—changes in volume multiplied by comparative period rate;

•	Rate—changes in rate multiplied by comparative period volume; and

•	Rate/volume—changes in rate multiplied by changes in volume.

	December 31, 2012				December 31, 2011
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:	(in thousands)
Loans:
Mortgage	$17,881	$(6,642)	$(668)	$10,571	$(31,142)	$28,754	$(4,834)	$(7,222)
Commercial and consumer	5,313	(6,573)	(240)	(1,500)	(27,851)	(2,561)	408	(30,004)
Total loans	23,194	(13,215)	(908)	9,071	(58,993)	26,193	(4,426)	(37,226)
MBS	(14,546)	(11,598)	2,370	(23,774)	13,830	(14,702)	(2,718)	(3,590)
Investment and cash equivalents	(3,381)	3,500	(807)	(688)	(4,579)	6,092	(1,859)	(346)
Total interest income	5,267	(21,313)	655	(15,391)	(49,742)	17,583	(9,003)	(41,162)
Interest expense:
Deposits	(4,193)	(19,086)	1,342	(21,937)	(14,216)	(23,851)	2,994	(35,073)
Borrowings	(6,780)	(4,800)	8,942	(2,638)	(17,410)	642	(168)	(16,936)
Total interest expense	(10,973)	(23,886)	10,284	(24,575)	(31,626)	(23,209)	2,826	(52,009)
Changes in net interest income on a tax equivalent basis	$16,240	$2,573	$(9,629)	$9,184	$(18,116)	$40,792	$(11,829)	$10,847

2012 versus 2011

Net Interest Income. Sterling's net interest income for the year ended December 31, 2012 compared with the year ended December 31, 2011 increased $9.5 million, as funding costs declined more than interest income. Interest income from mortgage backed securities declined $23.8 million, offsetting an increase in interest income on loans of $9.1 million. Interest expense declined $24.6 million, mainly from the lower cost of deposits.

The average balance of mortgage backed securities declined $485.2 million, or 20% during 2012, reflecting prepayments and sales. The decline in the yield on MBS over the period was due to prepayments and sales of securities with higher yields than new securities purchased and the average yield of the portfolio, reflecting market conditions and balance sheet management, including the management of prepayment and interest rate risk in the MBS portfolio.

The increase in interest income from higher average loan balances was partially offset by yield compression. Average loan balances increased $441.0 million, or 7% during 2012, reflecting growth from loan originations and purchases, and loans acquired in the First Independent transaction, net of repayments. Similar to MBS, the loan portfolio's average yield declined during 2012, as new loan production was at rates below that of maturities and repayments, and adjustable rate loans repriced downward. These reductions in yield were partially offset by the decline in the level of nonperforming loans and discount accretion on acquired loans.

During 2012, the composition of deposits shifted, including a decrease of $812.7 million, or 27% in the average balance of time deposits, and an increase of $466.6 million, or 43% in noninterest bearing transaction accounts. This change in deposit mix contributed to the 34 basis point decline in the cost of deposits.

Provision for Credit Losses. Sterling recorded a provision for credit losses of $10.0 million for the year ended December 31, 2012, as compared with $30.0 million in 2011. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs. Net charge-offs were $30.6 million during 2012, a decline of 69% over 2011. Charge-offs for unfunded commitments during 2012 included approximately $4 million in connection with a mortgage repurchase settlement with a financial institution.

Noninterest Income. Noninterest income was as follows for the years presented:

	Years Ended December 31,
	2012	2011	% change
	(in thousands)
Fees and service charges	$55,773	$50,073	11%
Mortgage banking operations	96,909	52,376	85%
Loan servicing fees	383	(3,213)	*
BOLI	8,625	6,448	34%
Gains on sales of securities, net	23,835	16,236	47%
Other-than-temporary impairment losses on securities	(6,819)	0	*
Charge on prepayment of debt	(35,342)	0	*
Gains (losses) on assets	6,515	(85)	*
Gains on other loan sales	4,372	4,442	(2)%
Other	2	51	(96)%
Total noninterest income	$154,253	$126,328	22%

* Results are not meaningful.

The increase in income from mortgage banking operations reflected higher margins on loan sales and volumes of residential lending. Historically low interest rates on home loans has resulted in an elevated level of refinancing activity, while expansion in the margin on loans sales reflects conditions in the mortgage market.

The growth in fees and service charges was primarily due to increased activity related to the deposit accounts and trust business acquired in the First Independent transaction. The fluctuation in loan servicing fees reflects valuation adjustments on mortgage servicing rights. BOLI income during 2012 included a $2.4 million gain relating to a death benefit.

During 2012, Sterling incurred prepayment penalties of $35.3 million related to the prepayment of $300 million of repurchase agreements. Security sales during 2012 included the management of prepayment and interest rate risk in the portfolio, as well as the sale of securities that were serving as collateral for the repurchase agreement borrowings that were prepaid. Other activity in the securities portfolio included the recognition of an other-than-temporary impairment charge of $6.8 million related to a single issuer trust preferred security during the second quarter of 2012. The security was sold during the fourth quarter at a gain of $2.5 million.

The gain on the sale of assets during 2012 included a gain before associated selling expenses of $9.1 million recognized in conjunction with the Montana divestiture. Gains on the sale of other loans related to the sale of nonperforming loans, multifamily, and SBA loans.

The following table presents components of mortgage banking operations for the years presented:

	Years Ended December 31,
	2012	2011
	(in thousands)
Residential loan sales	$2,648,502	$2,059,351
Change in warehouse and interest rate locks	303,668	(41,886)
Total mortgage banking activity	$2,952,170	$2,017,465
Margin on residential loan sales	3.20%	2.45%

Noninterest Expense. Noninterest expense was as follows for the years presented:

	Years Ended December 31,
	2012	2011	% change
	(in thousands)
Employee compensation and benefits	$189,025	$171,643	10%
OREO operations	11,829	41,500	(71)%
Occupancy and equipment	42,930	39,878	8%
Data processing	27,091	24,171	12%
FDIC insurance	7,493	14,328	(48)%
Professional fees	16,691	13,902	20%
Depreciation	11,690	12,184	(4)%
Advertising	12,688	10,017	27%
Travel and entertainment	5,756	5,420	6%
Merger and acquisition	11,976	1,012	1,083%
Amortization of other intangible assets	6,780	4,851	40%
Other	11,304	13,484	(16)%
Total noninterest expense	$355,253	$352,390	1%

Employee compensation and benefits during 2012 included severance costs related to a reduction in force, an increase in commissions due to growth in mortgage banking and multifamily originations, and growth from the First Independent transaction. The reduction in OREO expenses was related to the decline in nonperforming assets and the stabilization of collateral values. The decline in Federal Deposit Insurance Corporation ("FDIC") insurance expense was due to a lower risk based assessment rate being applicable. Advertising expense during 2012 included costs related to the rebranding of Sterling Savings Bank as Sterling Bank, with no rebranding charges recognized in the comparative periods. Merger and acquisition expense for the 2012 periods reflected costs associated with the First Independent transaction, including system conversion costs, professional fees, employee severance and contingent consideration from the earn-out provision. As of December 31, 2012, we had $15.4 million accrued for the First Independent contingent consideration, with a maximum of an additional $1.6 million to be recognized in 2013. Other noninterest expense during 2012 included a refund of $1.9 million for Washington State Business and Occupation tax, and a charge of $2.0 million in connection with a tentative settlement related to a previously disclosed ERISA class action complaint. In 2011, other noninterest expense included $3.5 million of legal settlement expense.

Income Tax Provision. During 2012, Sterling recorded a $292.0 million income tax benefit, which was the result of reversing the deferred tax asset valuation allowance. Sterling did not recognize any federal or state income tax expense during 2011. As of December 31, 2012, the net deferred tax asset was $292.1 million, including $274.0 million of net operating loss and tax credit carry-forwards. As of December 31, 2011, Sterling had a fully reserved net deferred tax asset of $327.4 million, including $285.0 million of net operating loss and tax credit carry-forwards.

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

Noninterest Income. Noninterest income was as follows for the years presented:

	Years Ended December 31,
	2011	2010	% change
	(in thousands)
Fees and service charges	$50,073	$54,740	(9)%
Mortgage banking operations	52,376	62,564	(16)%
Loan servicing fees	(3,213)	3,762	(185)%
BOLI	6,448	7,307	(12)%
Gains on sales of securities, net	16,236	25,745	(37)%
Charge on prepayment of debt	0	(11,296)	*
Gains on other loan sales	4,442	(4,928)	(190)%
Gains (losses) on assets	(85)	(1,309)	(94)%
Other	51	380	(87)%
Total noninterest income	$126,328	$136,965	(8)%

* Results are not meaningful.

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

The following table presents components of mortgage banking operations for the years presented:

	Years Ended December 31,
	2011	2010
	(in thousands)
Residential loan sales	$2,059,351	$2,455,144
Change in warehouse and interest rate locks	(41,886)	(62,807)
Total mortgage banking activity	$2,017,465	$2,392,337
Margin on residential loan sales	2.45%	2.40%

Noninterest Expense. Noninterest expense was as follows for the years presented:

	Years Ended December 31,
	2011	2010	% change
	(in thousands)
Employee compensation and benefits	$171,643	$168,793	2%
OREO operations	41,500	62,578	(34)%
Occupancy and equipment	39,878	39,643	1%
Data processing	24,171	23,116	5%
FDIC insurance	14,328	32,088	(55)%
Professional fees	13,902	22,394	(38)%
Depreciation	12,184	13,391	(9)%
Advertising	10,017	11,536	(13)%
Travel and entertainment	5,420	3,975	36%
Amortization of other intangible assets	4,851	4,898	(1)%
Merger and acquisition	1,012	358	183%
Other	13,484	12,275	10%
Total noninterest expense	$352,390	$395,045	(11)%

* Results are not meaningful.

The decrease in noninterest expense during 2011 was primarily due to lower OREO expenses, lower insurance expense from FDIC premiums, and lower professional fees. During 2010, professional fees included services related to the recapitalization. During 2011, Sterling converted to a new core operating system. Other noninterest expense for 2011 included a charge of $3.5 million recognized to establish a reserve for the settlement of a class action claim.

Income Tax Provision. During 2011 and 2010, Sterling did not recognize any federal or state tax expense or benefit, as the income tax provision was offset by changes in the deferred tax valuation allowance. As of December 31, 2011, the reserved net deferred tax asset was $327.4 million, including $285.0 million of net operating loss and tax credit carry-forwards.

Financial Position

Assets. At December 31, 2012, Sterling’s assets were $9.24 billion, an increase of $43.7 million from $9.19 billion at December 31, 2011. During 2012, growth in the loan portfolio and the release of the deferred tax asset valuation allowance was mostly offset by the decline in the securities portfolio.

Investments and MBS. Sterling’s investment and MBS portfolio at December 31, 2012 was $1.51 billion, compared with $2.55 billion at December 31, 2011, a decline of 41%. The decline reflects a reduction in repurchase agreement borrowings that were collateralized by securities, and the management of prepayment and interest rate risk in the portfolio. As of December 31, 2012, the weighted average life of the MBS portfolio was 3.3 years, and its effective duration was 2.4%. This compares with a weighted average life of 3.8 years, and an effective duration of 3.1% at December 31, 2011. On December 31, 2012, the investments and MBS portfolio had a net unrealized gain of $60.9 million versus $62.2 million at December 31, 2011.

	December 31,
	2012	2011	2010
	(in thousands)
MBS	$1,308,838	$2,320,934	$2,602,610
Municipal bonds	204,306	207,456	201,143
Other	219	21,233	34,721
Total	$1,513,363	$2,549,623	$2,838,474

Available for sale	$1,513,157	$2,547,876	$2,825,010
Held to maturity	206	1,747	13,464
Total	$1,513,363	$2,549,623	$2,838,474
The following table provides the carrying value and weighted average yield of Sterling’s investment and MBS portfolio by contractual maturity. Actual maturities for MBS will differ from contractual maturities by the level of prepayments experienced on the underlying mortgages.

	December 31, 2012
	One Year or Less	After One through Five Years	After Five through Ten Years	After Ten Years	Total
	(in thousands)
MBS
Balance	$0	$3,057	$30,991	$1,274,790	$1,308,838
Weighted average yield	0.00%	4.42%	3.06%	2.51%	2.53%
Municipal bonds
Balance	$0	$209	$42,988	$161,109	$204,306
Weighted average yield (1)	0.00%	4.55%	4.43%	4.57%	4.54%
Other
Balance	$0	$0	$0	$219	$219
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%
Total carrying value	$0	$3,266	$73,979	$1,436,118	$1,513,363
Weighted average yield	0.00%	4.42%	3.86%	2.74%	2.80%
(1) The weighted average yield on municipal bonds are not presented on a tax-equivalent basis.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Residential real estate	$806,722	13%	$688,020	12%	$758,410	13%	$839,170	11%	$867,384	10%
Commercial real estate ("CRE"):
Investor CRE	1,219,847	20	1,275,667	23	1,314,657	24	1,403,560	18	1,364,885	15
Multifamily	1,580,289	25	1,001,479	18	517,022	9	517,408	7	477,615	5
Construction	74,665	1	174,608	3	525,668	9	1,516,108	20	2,534,695	28
Total CRE	2,874,801	46	2,451,754	44	2,357,347	42	3,437,076	45	4,377,195	48
Commercial:
Owner occupied CRE	1,276,591	20	1,272,461	24	1,238,744	23	1,424,980	18	1,534,282	17
Commercial & Industrial ("C&I")	540,499	9	431,693	8	531,682	9	876,964	11	997,876	11
Total commercial	1,817,090	29	1,704,154	32	1,770,426	32	2,301,944	29	2,532,158	28
Consumer	754,621	12	674,961	12	744,068	13	1,116,522	15	1,248,520	14
Gross loans receivable	6,253,234	100%	5,518,889	100%	5,630,251	100%	7,694,712	100%	9,025,257	100%
Deferred loan fees, net	2,860		(252)		(4,114)		(7,070)		(9,798)
Allowance for loan losses	(154,345)		(177,458)		(247,056)		(343,443)		(208,365)
Loans receivable, net	$6,101,749		$5,341,179		$5,379,081		$7,344,199		$8,807,094
Net loans acquired in the First Independent transaction during the first quarter of 2012 were $350.0 million. During 2012, Sterling originated $1.82 billion of loans for its portfolio, compared to $1.39 billion during 2011. During 2012, multifamily loan balances grew $578.8 million, or 58%, and C&I loan balances grew by $108.8 million, or 25%. Also during 2012, residential real estate loans grew by $118.7 million, or 17%, and consumer loans grew by $79.7 million, or 12%. Loan purchases of $76.7 million of residential loans, and $71.6 million of consumer loans, supplemented new production, contributing to the growth in loan balances in 2012.

The following table sets forth the loan loss allowance by category and the percentage of loans in each category to total loans:

	December 31,
	2012		2011		2010		2009		2008
	Allowance for loan losses	Loans to total loans	Allowance for loan losses	Loans to total loans	Allowance for loan losses	Loans to total loans	Allowance for loan losses	Loans to total loans	Allowance for loan losses	Loans to total loans
	(in thousands)
Residential real estate	$19,847	13%	$15,197	12%	$17,307	13%	$28,319	11%	$8,147	10%
Commercial real estate:
Investor CRE	23,469	20%	55,876	23%	49,362	23%	42,296	18%	13,712	15%
MultiFamily	14,433	25%	13,491	18%	9,668	9%	8,984	7%	4,795	5%
Construction	10,192	1%	22,355	3%	65,877	10%	185,222	19%	118,279	28%
Total CRE	48,094	46%	91,722	44%	124,907	42%	236,502	44%	136,786	48%
Commercial:
Owner occupied CRE	22,340	20%	20,636	23%	34,282	23%	28,248	19%	11,008	17%
C&I	19,534	9%	17,410	8%	22,669	9%	30,887	11%	29,019	11%
Total commercial	41,874	29%	38,046	31%	56,951	32%	59,135	30%	40,027	28%
Consumer	25,602	12%	13,427	12%	14,645	13%	19,198	15%	14,608	14%
Unallocated	18,928	n/a	19,066	n/a	33,246	n/a	289	n/a	8,797	n/a
	$154,345	100%	$177,458	100%	$247,056	100%	$343,443	100%	$208,365	100%

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Years Ended December 31,
	2012	2011	2010	2009	2008
Allowance for credit losses	(in thousands)
Allowance - loans, beginning balance	$177,458	$247,056	$343,443	$208,365	$111,026
Provision	7,500	28,500	250,591	690,738	318,585
Charge-offs:
Residential real estate	(5,203)	(18,553)	(37,347)	(31,401)	(6,187)
Commercial real estate
Investor CRE	(14,840)	(25,779)	(26,943)	(25,947)	0
Multifamily	(1,138)	(1,703)	(18,039)	(3,510)	(30)
Construction	(11,407)	(45,896)	(238,596)	(420,539)	(178,033)
Total commercial real estate	(27,385)	(73,378)	(283,578)	(449,996)	(178,063)
Commercial
Owner occupied CRE	(14,078)	(19,177)	(22,482)	(24,786)	(9,238)
C&I	(2,927)	(9,192)	(18,683)	(45,085)	(20,015)
Total commercial	(17,005)	(28,369)	(41,165)	(69,871)	(29,253)
Consumer	(9,144)	(8,869)	(14,765)	(15,396)	(9,821)
Total charge-offs	(58,737)	(129,169)	(376,855)	(566,664)	(223,324)
Recoveries
Residential real estate	1,075	1,419	2,131	306	66
Commercial real estate
Investor CRE	4,338	2,629	259	0	0
Multifamily	611	1,853	189	5	0
Construction	11,992	16,583	20,213	6,803	221
Total commercial real estate	16,941	21,065	20,661	6,808	221
Commercial
Owner occupied CRE	3,926	1,523	1,052	348	69
C&I	4,718	5,233	4,164	1,875	86
Total commercial	8,644	6,756	5,216	2,223	155
Consumer	1,464	1,831	1,869	1,667	1,636
Total recoveries	28,124	31,071	29,877	11,004	2,078
Net charge-offs	(30,613)	(98,098)	(346,978)	(555,660)	(221,246)
Allowance - loans, ending balance	154,345	177,458	247,056	343,443	208,365
Allowance - unfunded commitments, beginning balance	10,029	10,707	11,967	21,334	6,306
Provision	2,500	1,500	(360)	(9,367)	15,012
Charge-offs	(4,527)	(2,178)	(900)	0	16
Allowance - unfunded commitments, ending balance	8,002	10,029	10,707	11,967	21,334
Total credit allowance	$162,347	$187,487	$257,763	$355,410	$229,699
Allowance on specific impaired loans	$8,463	$16,305	$37,654	$27,129	$1,980
Net charge-offs to average loans	0.48%	1.64%	4.86%	6.17%	2.37%
Loan loss allowance to loans	2.47%	3.22%	4.39%	4.46%	2.31%

See Note 4 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The decline in the allowance for credit losses from December 31, 2011 reflects a reduction in the level of classified loans.

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

			Principal Payments Contractually Due in Fiscal Years
	Balance Outstanding at December 31, 2012		2013		2014-2017		Thereafter
	fixed	variable	fixed	variable	fixed	variable	fixed	variable
	(in thousands)
Residential real estate	$373,628	$433,094	$111,880	$19,594	$94,413	$46,906	$167,335	$366,594
Commercial real estate:
Investor CRE	379,214	840,633	108,896	122,894	190,998	312,031	79,320	405,708
Multifamily	74,321	1,505,968	12,286	47,853	20,934	177,026	41,101	1,281,089
Construction	22,749	51,916	20,991	47,903	696	1,589	1,062	2,424
Total commercial real estate	476,284	2,398,517	142,173	218,650	212,628	490,646	121,483	1,689,221
Commercial:
Owner occupied CRE	417,142	859,449	55,055	138,688	206,962	291,224	155,125	429,537
C&I	202,070	338,429	68,515	231,101	107,496	81,131	26,059	26,197
Total commercial	619,212	1,197,878	123,570	369,789	314,458	372,355	181,184	455,734
Consumer	389,207	365,414	62,617	11,366	183,352	64,774	143,238	289,274
Total	$1,858,331	$4,394,903	$440,240	$619,399	$804,851	$974,681	$613,240	$2,800,823

The following table sets forth Sterling’s loan originations and purchases for the periods indicated, excluding loans acquired upon completion of the First Independent transaction:

	Years Ended December 31,
	2012	2011	2010	2009	2008
Loan originations:	(in thousands)
Residential real estate:
For sale	$2,901,407	$2,009,654	$2,454,874	$2,284,240	$1,134,211
Permanent	228,048	89,240	107,679	763,140	330,462
Total residential real estate	3,129,455	2,098,894	2,562,553	3,047,380	1,464,673
CRE:
Investor CRE	63,986	42,551	98,172	176,256	326,853
Multifamily	813,495	720,192	29,369	82,696	170,975
Construction	8,931	19,557	20,084	64,660	602,051
Total CRE	886,412	782,300	147,625	323,612	1,099,879
Commercial:
Owner occupied CRE	158,411	158,347	50,428	131,919	265,594
C&I	296,575	217,723	80,548	186,625	276,384
Total commercial	454,986	376,070	130,976	318,544	541,978
Consumer	255,459	138,203	87,817	291,602	516,940
Total loan originations	4,726,312	3,395,467	2,928,971	3,981,138	3,623,470
Total portfolio loan originations (excludes residential real estate for sale)	1,824,905	1,385,813	474,097	1,696,898	2,489,259
Loan purchases:
Residential real estate	76,736	13,417	0	0	0
CRE:
Investor CRE	2,345	48,584	0	0	0
Multifamily	932	2,896	82,702	0	0
Total CRE	3,277	51,480	82,702	0	0
Commercial owner occupied CRE	5,038	74,716	0	0	0
Consumer	71,620	0	0	0	0
Total loan purchases	156,671	139,613	82,702	0	0
Total loan originations and purchases	$4,882,983	$3,535,080	$3,011,673	$3,981,138	$3,623,470

Residential loan originations grew by $1.03 billion, or 49% during 2012, fueled by historically low interest rates. During 2012, CRE originations grew by $104.1 million, or 13%; commercial originations grew by $78.9 million, or 21%; and consumer originations increased by $117.3 million, or 85%. Residential loan purchases during 2012 were comprised primarily of adjustable rate mortgages. Consumer loan purchases were comprised of fixed rate auto loans. The loan purchases offered favorable yields compared to MBS.

The following table presents classified assets, which are comprised of loans risk rated as substandard, doubtful or loss, and OREO.

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Residential real estate	$26,915	$30,918	$104,467	$128,561	$34,333
CRE:
Investor CRE	70,044	75,304	173,444	154,859	37,890
Multifamily	8,964	15,995	43,331	44,258	16,741
Construction	17,800	98,773	375,647	949,877	667,732
Total CRE	96,808	190,072	592,422	1,148,994	722,363
Commercial:
Owner occupied CRE	58,119	94,660	149,567	202,804	68,728
C&I	6,006	21,029	72,558	66,717	75,020
Total commercial	64,125	115,689	222,125	269,521	143,748
Consumer	8,942	7,157	18,868	11,996	4,556
Total classified loans	196,790	343,836	937,882	1,559,072	905,000
OREO	25,042	81,910	161,653	83,272	62,320
Total classified assets	$221,832	$425,746	$1,099,535	$1,642,344	$967,320
Classified loans/ total loans	3.1%	6.2%	16.7%	20.3%	10.0%
Classified assets/ total assets	2.4%	4.6%	11.6%	15.1%	7.6%

Classified assets declined $203.9 million, or 48% during the year ended December 31, 2012. Significant reductions in the classified construction loans, as well as OREO contributed to the overall decline in classified assets. Nonperforming assets include nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Past due 90 days or more and accruing	$0	$0	$0	$0	$0
Nonaccrual loans	121,113	210,221	546,133	824,652	474,172
Restructured loans	64,216	76,939	108,504	71,279	56,618
Total nonperforming loans	185,329	287,160	654,637	895,931	530,790
OREO	25,042	81,910	161,653	83,272	62,320
Total nonperforming assets	210,371	369,070	816,290	979,203	593,110
Specific reserve - loans	(8,463)	(16,305)	(37,654)	(27,129)	(1,980)
Net nonperforming assets	$201,908	$352,765	$778,636	$952,074	$591,130
Nonperforming assets to total assets	2.28%	4.01%	8.60%	9.00%	4.64%
Nonperforming loans to loans	2.96%	5.20%	11.64%	11.65%	5.89%
Loan loss allowance to nonperforming loans	83%	62%	38%	38%	39%

Nonperforming assets declined 43% during 2012, as a result of OREO sales and other asset resolution efforts outpacing new problem loans.

The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Years Ended December 31,
	2012	2011	2010	2009	2008
Nonperforming loans:	(in thousands)
Beginning Balance	$287,160	$654,637	$895,931	$530,790	$124,140
Additions	146,941	211,710	825,047	1,322,100	723,130
Charge-offs	(30,613)	(98,098)	(346,978)	(555,660)	(221,246)
Paydowns and sales	(159,827)	(205,456)	(352,655)	(244,850)	(14,334)
Foreclosures	(33,499)	(177,881)	(265,115)	(156,449)	(80,900)
Upgrade to accrual	(24,833)	(97,752)	(101,593)	0	0
Ending Balance	$185,329	$287,160	$654,637	$895,931	$530,790

The following table presents a roll-forward of OREO for the periods indicated:

	Years Ended December 31,
	2012		2011		2010		2009		2008
	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties
OREO:	(Dollars in thousands)
Beginning Balance	$81,910	143	$161,653	439	$83,272	203	$62,320	120	$11,075	14
Additions	33,499	117	177,881	463	265,115	821	156,449	388	80,900	132
Valuation adjustments	(5,812)		(22,209)		(36,759)		(31,021)		(17,628)
Sales	(85,837)	(214)	(241,028)	(759)	(155,409)	(585)	(106,130)	(305)	(10,208)	(26)
Other changes	1,282		5,613		5,434		1,654		(1,819)
Ending Balance	$25,042	46	$81,910	143	$161,653	439	$83,272	203	$62,320	120

OREO declined 69% compared with December 31, 2011. The following table presents the property type composition of OREO as of the following dates:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties
OREO:	(Dollars in thousands)
Residential real estate	$2,448	12	$5,301	50	$24,239	109	$14,360	59	$7,583	24
CRE:
Investor CRE	1,636	4	14,685	19	15,710	16	6,464	13	465	2
Multifamily	0	0	0	0	25	1	147	1	0	0
Construction	17,304	9	52,829	48	98,022	252	44,964	92	48,613	82
Commercial:
Owner occupied CRE	3,194	13	5,424	17	18,107	33	12,803	26	4,348	7
C&I	0	0	2,196	2	2,278	6	2,725	5	0	0
Consumer	460	8	1,475	7	3,272	22	1,809	7	1,311	5
Ending Balance	$25,042	46	$81,910	143	$161,653	439	$83,272	203	$62,320	120

As of December 31, 2012, construction OREO was primarily comprised of one assisted living facility.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,702,740	26%	$1,211,628	19%	$992,368	15%
Interest bearing transaction	732,038	11%	521,037	8%	497,395	7%
Savings and MMDA	2,262,369	36%	2,092,283	32%	1,886,425	27%
Time deposits	1,738,970	27%	2,660,870	41%	3,534,819	51%
Total deposits	$6,436,117	100%	$6,485,818	100%	$6,911,007	100%

During 2012, total deposits declined 1%, with new deposit growth, including $695.9 million from the First Independent transaction, being offset by runoff in time deposits. The Montana divestiture on November 30, 2012 included the sale of approximately $182 million of deposits, 42% of which were time deposits. During 2012, transaction account balances increased 41%. At December 31, 2012, transaction account balances represented 38% of total deposits, compared with 27% as of December 31, 2011.

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more as of period end:

December 31, 2012
(in thousands)
Three months or less	$165,107
After three months through six months	99,941
After six months through twelve months	212,215
After twelve months	402,083
$879,346

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, repurchase agreements and junior subordinated debentures, was $1.44 billion as of December 31, 2012 compared with $1.71 billion at December 31, 2011, or a 16% decline. During 2012, Sterling prepaid $300 million of repurchase agreements. Prepayments and maturities were partially offset by new FHLB advances.

The following table presents the ending balances of Sterling’s borrowings as of the dates indicated:

	December 31,
	2012	2011	2010
	(in thousands)
FHLB advances:
Short-term	$269,053	$300,000	$1,333
Long-term	336,277	105,609	405,878
Securities sold under repurchase agreements and funds purchased:
Short-term	86,867	205,763	32,512
Long-term	500,000	850,000	1,000,000
Junior subordinated debentures	245,294	245,290	245,285
Total borrowings	$1,437,491	$1,706,662	$1,685,008

Certain other information related to the short-term portion of Sterling’s borrowings as of and for the periods indicated is as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Maximum amount outstanding at any month-end during the period:
Short-term advances	$269,053	$301,325	$600,160
Short-term repurchase agreements and funds purchased	265,595	205,763	35,231

Average amount outstanding during the period:
Short-term advances	161,231	229,512	246,061
Short-term repurchase agreements and funds purchased	$209,521	$90,008	$27,738

Average rate during the period:
Short-term advances	1.33%	0.29%	2.41%
Short-term repurchase agreements and funds purchased	2.72%	1.85%	0.46%

Average rate as of the end of the period:
Short-term advances	0.96%	0.28%	5.97%
Short-term repurchase agreements and funds purchased	1.18%	3.08%	0.33%

Asset and Liability Management

The principal objective of Sterling’s asset and liability management activities is to provide optimum levels of net interest income ("NII") and stable sources of funding while maintaining acceptable levels of interest-rate risk and liquidity risk. The Asset/Liability Committee (“ALCO”) measures interest rate risk exposure primarily through interest rate shock simulations for both net interest income and the economic value of equity (“EVE”). Interest rate risk arises from mismatches in assets and liabilities, with mismatches due to differences in the timing of rate repricing for the various instruments, the amount or volume of the underlying assets and liabilities that are repricing, and by how much or the level at which the rate is repricing. The specific characteristics of the underlying assets and liabilities, including any embedded optionality, such as a prepayment option on a loan, influence these differences.

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

	December 31, 2012	December 31, 2011
Change in Interest Rate in Basis Points (Rate Shock)	% Change in NII	% Change in NII
+300	2.0	(4.6)
+200	1.8	(2.3)
+100	1.0	(0.7)
Static	0.0	0.0
-100	*	*
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

	December 31, 2012	December 31, 2011
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE	% Change in EVE
+300	29.9	6.2
+200	23.8	8.9
+100	13.7	7.0
Static	0.0	0.0
-100	*	*

* Results are not meaningful in a low interest rate environment.

Sterling's modeled interest rate sensitivities during 2012 were affected by changes to its balance sheet, including a reduction in the size and duration of the securities portfolio, and a reduction in wholesale borrowings. Growth of core deposits and loans, both organic and through acquisition, also positively impacted the modeled results.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $81.0 million of related swaps outstanding as of December 31, 2012. For a description, see Note 18 of Notes to Consolidated Financial Statements. As of December 31, 2012, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Capital and Liquidity Management

Sterling's primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest from loans and MBS; the sale of loans into the secondary market in connection with Sterling's mortgage banking and other loan sale activities; borrowings from the FHLB and the Federal Reserve; and borrowings from commercial banks (including repurchase agreements). Public deposits from states, municipalities, and other public entities generally require collateralization for some or all of the deposit amounts, depending on state and local requirements. Repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. Repurchase agreements are considered collateralized obligations and may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling Bank's credit line with FHLB of Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements, with borrowing terms ranging from overnight to term advances. Sterling Bank actively manages its liquidity to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory requirements.

The total value of Sterling's consolidated cash and equivalents and securities was $1.84 billion at December 31, 2012, compared with $3.04 billion at December 31, 2011, reflecting the reduction in available for sale securities. Total available liquidity as of December 31, 2012 was $2.93 billion, compared to $3.39 billion as of December 31, 2011. Total available liquidity as of December 31, 2012 included unpledged portions of cash and equivalents and securities of $506.5 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $1.96 billion, as well as loans held for sale of $466.0 million.

Sterling, as a parent company-only, had cash of approximately $24.4 million and $44.6 million at December 31, 2012 and December 31, 2011, respectively. The parent company's significant cash flows primarily relate to capital investments in and capital distributions from Sterling Bank, capital distributions to shareholders, and interest payments on junior subordinated debentures. During the third quarter of 2009, Sterling elected to defer regularly scheduled interest payments on its junior subordinated debentures. In June 2012, Sterling paid in full the deferred accrued interest on the junior subordinated debentures in the amount of $19.6 million. On August 20, 2012, Sterling paid a quarterly cash dividend of $0.15 per common share, or an aggregate $9.3 million, to shareholders of record as of August 6, 2012. On November 20, 2012, Sterling paid a quarterly cash dividend of $0.15 per common share, or an aggregate $9.3 million, to shareholders of record as of November 6, 2012. On December 28, 2012, Sterling paid a quarterly cash dividend of $0.15 per common share, which was an acceleration of the dividend that otherwise would have been declared and paid in the first quarter of 2013, and a special dividend of $0.35 per common share, for an aggregate $31.1 million, to shareholders of record as of December 21, 2012. Sterling's ability to pay dividends is generally limited by its earnings, financial condition, capital, liquidity and regulatory requirements.  Sterling relies on Sterling Bank as its primary source of cash flow. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling Bank may pay to Sterling without regulatory approval.

Off-Balance Sheet Arrangements

The following table represents Sterling’s on-and-off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Over 3 to 5 years	More than 5 years	Indeterminate maturity
	(in thousands)
Deposits (1)	$6,436,117	$977,745	$446,246	$248,793	$66,186	$4,697,147
Borrowings (1)	1,437,491	355,920	155,550	573,196	352,825	0
Operating leases	78,268	14,012	23,021	14,522	26,713	0
Purchase obligations (2)	34,202	10,099	19,285	4,818	0	0
Other long-term liabilities (3)	29,460	1,477	3,167	3,356	21,460	0
Total	$8,015,538	$1,359,253	$647,269	$844,685	$467,184	$4,697,147

(1) Excludes interest payments. Deposits with indeterminate maturities are composed of transaction, savings and MMDA accounts.
(2) Excludes recurring accounts payable amounts due in the first quarter of 2013.
(3) Includes amounts associated with retirement and benefit plans and other compensation arrangements. The amounts represent the total future potential payouts assuming all current participants become fully vested in their respective plans or arrangements.

For discussion of commitments to extend credit, see Note 19 of “Notes to Consolidated Financial Statements.”

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

The portfolio is grouped into several industry segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on the assessment of qualitative factors. The estimated loss emergence period reflects an estimate of the time frame during which losses may be realized. Sterling establishes the expected loss rate on loans using the losses on charged-off and foreclosed loans from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The probability of default is multiplied by the loss given default to calculate the expected losses for each loan class. The calculated expected loss is compared to the actual one and three year (annualized) losses. If the calculated expected loss rate is less than the actual one and three year loss rates, then the expected loss rate would be set at the greater of the actual one or three year loss rate.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at December 31, 2012.

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

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of the deferred tax asset valuation allowance occurred during the quarter ended June 30, 2012, which marked the sixth consecutive quarter of profitability for Sterling. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. Based on the earnings performance trend and projections of income through 2013, improvement in asset quality, higher net interest margin and improvements in other key financial ratios, expectations of continued profitability, the length of the carry-forward period for its net operating losses and tax credits, an analysis of the reversal of existing temporary differences, and an evaluation of its loss carry-back ability and tax planning strategies, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. This assessment was updated as of December 31, 2012, resulting in the same conclusion.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified as other-than-temporarily impaired ("OTTI") at December 31, 2012. As of December 31, 2012, Sterling expects the return of all principal and interest on all securities within its investment and MBS portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and believes it is unlikely that it would be required to sell these investments before maturity or a recovery in market price occurs. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to recovery, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements. During the second quarter of 2012, Sterling recognized an OTTI charge of $6.8 million on a single issuer trust preferred security. During the fourth quarter of 2012, the security was sold at a gain of $2.5 million.

Fair Value of Financial Instruments. Sterling’s available-for-sale securities portfolio totaled $1.51 billion and $2.55 billion as of December 31, 2012 and 2011, respectively, and were the majority of Sterling’s financial instruments that are carried at fair value. Month end security price valuations are provided by a third party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. All models and processes used take into account market convention. Additional validation of provided pricing is performed by Sterling’s Investment Department using non-binding broker quotes, current trade executions provided by Bloomberg, and additional modeling of cash flow and prepayment analytics performed with Bloomberg analytics. Sterling also carries loans held for sale at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans without having to apply complex hedge accounting. The value of loans held for sale carried at fair value is determined based upon an analysis of investor quoted pricing inputs.

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

Mortgage Servicing Rights. For “servicing-retained” loan sales, Sterling records an asset (mortgage servicing rights) related to the estimated future net revenue stream for servicing the sold loans. The value of mortgage servicing rights is estimated using a discounted cash flow methodology incorporating prepayment speeds, market interest rates, servicing costs, contractual interest rates on the loans being serviced, and the amount of other fee income generated over the servicing contract. Mortgage servicing rights are amortized in proportion to, and over the estimated period of the servicing revenues. To the extent the carrying value of mortgage servicing rights exceeds the subsequent fair value estimates, a valuation allowance is recognized. Subsequent recoveries in value are recognized up to the original carrying value of the mortgage servicing rights only to the extent of cumulative fair value charges.

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

Item 9. Changes in and Disagreements With Accountants and Financial Disclosure
There were no disagreements with Sterling’s independent accountants on accounting and financial disclosures.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Sterling’s management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Sterling’s management, Sterling conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Based on management’s evaluation under the COSO Criteria, Sterling’s management has concluded that Sterling’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of Sterling’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, the independent registered public accounting firm that audited the financial statements included in Sterling’s annual report on Form 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Financial Corporation:

We have audited Sterling Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 26, 2013

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
In response to this Item, the information set forth in Sterling’s Proxy Statement for its 2013 annual meeting of shareholders, under the headings “Board of Sterling Financial Corporation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Information concerning Sterling’s Audit Committee and the Audit Committee’s financial expert is set forth under the caption “Information Concerning the Board and Its Committees—Committees of the Board” in Sterling’s Proxy Statement and is incorporated herein by reference.

Sterling has adopted a Code of Ethics that applies to all Sterling employees and directors, including Sterling’s senior financial officers. The Code of Ethics is publicly available on Sterling’s website at www.sterlingfinancialcorporation.com/corporategovernance.

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

Item 14. Principal Accounting Fees and Services
In response to this Item, the information set forth in the Proxy Statement under the headings “Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING FINANCIAL CORPORATION

February 26, 2013	/s/ J. Gregory Seibly
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

February 26, 2013	/s/ J. Gregory Seibly
J. Gregory Seibly
President, Chief Executive Officer and Director

February 26, 2013	/s/ Patrick J. Rusnak
Patrick J. Rusnak
Executive Vice President and Chief Financial Officer

February 26, 2013	/s/ Robert G. Butterfield
Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

February 26, 2013	/s/ Leslie S. Biller
Leslie S. Biller
Chairman of the Board

February 26, 2013
Howard P. Behar
Director

February 26, 2013	/s/ Ellen R.M. Boyer
Ellen R.M. Boyer
Director

February 26, 2013	/s/ David A. Coulter
David A. Coulter
Director

February 26, 2013	/s/ Robert C. Donegan
Robert C. Donegan
Director

February 26, 2013
C. Webb Edwards
Director

February 26, 2013	/s/ William L. Eisenhart
William L. Eisenhart
Director

February 26, 2013	/s/ Robert H. Hartheimer
Robert H. Hartheimer
Director

February 26, 2013	/s/ Scott L. Jaeckel
Scott L. Jaeckel
Director

February 26, 2013	/s/ Michael F. Reuling
Michael F. Reuling
Director

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling's Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

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

4.3
Shareholder Rights Plan, dated as of April 14, 2010, between Sterling and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Articles of Amendment to the Restated Articles of Incorporation of Sterling (Series E Participating Cumulative Preferred Stock) as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C. Filed as Exhibit 4.1 to Sterling's Current Report on Form 8-K filed on April 15, 2010 and incorporated by reference herein.

4.4
First Amendment to Shareholder Rights Plan, dated as of December 8, 2010, between Sterling and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Sterling's Current Report on Form 8-K filed on December 10, 2010 and incorporated by reference herein.

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

Exhibit No.	Exhibit Index
10.1
First Amendment to Second Amended and Restated Investment Agreement by and between Sterling and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K dated August 20, 2010 and incorporated by reference herein.

10.2
First Amendment to the Investment Agreement by and between Sterling and Warburg Pincus Private Equity X, L.P. Filed as Exhibit 10.2 to Sterling's Current Report on Form 8-K dated August 20, 2010 and incorporated by reference herein.

10.3
Form of Subscription Agreement by and between Sterling and private placement investors. Filed as Exhibit 10.3 to Sterling's Current Report on Form 8-K dated August 20, 2010 and incorporated by reference herein.

10.4
Second Amended and Restated Investment Agreement, dated as of May 25, 2010, between Sterling and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., and Thomas H. Lee Parallel (DT) Fund VI, L.P. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K filed on May 27, 2010 and incorporated by reference herein.

10.5
Investment Agreement, dated as of May 25, 2010, between Sterling and Warburg Pincus Private Equity X, L.P. Filed as Exhibit 10.2 to Sterling's Current Report on Form 8-K filed on May 27, 2010 and incorporated by reference herein.

10.6
Amended and Restated Investment Agreement, dated as of May 25, 2010, between Sterling and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., and Thomas H. Lee Parallel (DT) Fund VI, L.P. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K filed on May 6, 2010 and incorporated by reference herein.

10.7
Investment Agreement, dated as of May 5, 2010, between Sterling and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. Filed as Exhibit 10.1 to Sterling's Quarterly Report on Form 10-Q for the period ended March 31, 2010, dated May 3, 2010, and incorporated by reference herein.

10.8	Reference is made to Exhibits 4.3 and 4.4.

10.9
Letter Agreement by and between Sterling and Leslie S. Biller, dated January 25, 2013. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K dated January 25, 2013 and incorporated by reference herein.

10.10
Offer Letter by and between Sterling and Patrick J. Rusnak, dated January 21, 2011. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K dated February 17, 2011 and incorporated by reference herein.

10.11
Offer Letter by and between Sterling and David S. DePillo, dated October 19, 2010. Filed as Exhibit 10.6 to Sterling's Quarterly Report on Form 10-Q dated November 5, 2010 and incorporated by reference herein.

10.12	Sterling Financial Corporation Change in Control Plan. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K dated March 14, 2012, and incorporated by reference herein.

10.13
Form of Sterling Financial Corporation Change of Control Plan Participation Agreement, effective March 12, 2012. Filed as Exhibit 10.2 to Sterling's Current Report on Form 8-K dated March 14, 2012, and incorporated by reference herein.

10.14	Sterling Financial Corporation 2011 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated July 8, 2011 and incorporated by reference herein.

10.15	Sterling Financial Corporation 2010 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated December 9, 2010 and incorporated by reference herein.

10.16	Sterling Financial Corporation 2007 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated July 30, 2007 and incorporated by reference herein.

10.17
Sterling Financial Corporation 2003 Long-Term Incentive Plan. Filed as Exhibit 10.10 to Sterling's Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.18
Sterling Financial Corporation 2001 Long-Term Incentive Plan. Filed as Exhibit 10.9 to Sterling's Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.19
Sterling Financial Corporation 1998 Long-Term Incentive Plan. Filed as Exhibit 10.7 to Sterling's Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.20	Sterling Savings Bank Deferred Compensation Plan, effective date April 1, 2006. Filed herewith.

Exhibit No.	Exhibit Index
10.21
Sterling Financial Corporation Amended and Restated Deferred Compensation Plan, effective July 1, 1999. Filed as Exhibit 10.8 to Sterling's Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.22
Sterling Financial Corporation and Sterling Savings Bank Supplemental Executive Retirement Plan. Filed as Exhibit 10.12 to Sterling's Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

21.1	List of Subsidiaries of Sterling.

23.1	Consent of KPMG, LLP.

23.2	Consent of BDO USA, LLP.

24.1	Power of Attorney (included with signature page).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS*	XBRL Instance Document. Furnished herewith.

101.SCH*	XBRL Taxonomy Extension Schema. Furnished herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Financial Corporation

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Financial Corporation
Spokane, Washington

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows of Sterling Financial Corporation for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sterling Financial Corporation for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Spokane, Washington
March 8, 2011

STERLING FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents:
Interest bearing	$173,962	$382,330
Noninterest bearing	125,916	88,269
Total cash and cash equivalents	299,878	470,599
Restricted cash	31,672	20,629
Investments and mortgage-backed securities (“MBS”):
Available for sale	1,513,157	2,547,876
Held to maturity	206	1,747
Loans held for sale (at fair value: $465,983 and $223,638)	465,983	273,957
Loans receivable, net	6,101,749	5,341,179
Accrued interest receivable	28,019	32,826
Other real estate owned, net (“OREO”)	25,042	81,910
Properties and equipment, net	93,850	84,015
Bank-owned life insurance (“BOLI”)	179,828	174,512
Goodwill	22,577	0
Other intangible assets, net	19,072	12,078
Mortgage servicing rights, net	32,420	23,102
Deferred tax asset, net	292,082	0
Other assets, net	131,375	128,807
Total assets	$9,236,910	$9,193,237
LIABILITIES:
Deposits:
Noninterest bearing	$1,702,740	$1,211,628
Interest bearing	4,733,377	5,274,190
Total deposits	6,436,117	6,485,818
Advances from Federal Home Loan Bank (“FHLB”)	605,330	405,609
Securities sold under repurchase agreements	586,867	1,055,763
Junior subordinated debentures	245,294	245,290
Accrued interest payable	4,229	22,575
Accrued expenses and other liabilities	141,150	99,625
Total liabilities	8,018,987	8,314,680
SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,207,529 and 62,057,645 shares outstanding, respectively	1,968,025	1,964,234
Accumulated other comprehensive income	60,712	61,115
Accumulated deficit	(810,814)	(1,146,792)
Total shareholders’ equity	1,217,923	878,557
Total liabilities and shareholders’ equity	$9,236,910	$9,193,237

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share amounts)

	Years Ended December 31,
	2012	2011	2010
Interest income:
Loans	$331,514	$322,435	$359,572
MBS	47,442	71,216	74,806
Investments and cash equivalents	10,244	10,641	10,755
Total interest income	389,200	404,292	445,133
Interest expense:
Deposits	37,697	59,634	94,707
Short-term borrowings	7,364	1,882	6,517
Long-term borrowings	39,461	47,581	59,882
Total interest expense	84,522	109,097	161,106
Net interest income	304,678	295,195	284,027
Provision for credit losses	10,000	30,000	250,229
Net interest income after provision for credit losses	294,678	265,195	33,798
Noninterest income:
Fees and service charges	55,773	50,073	54,740
Mortgage banking operations	96,909	52,376	62,564
Loan servicing fees	383	(3,213)	3,762
BOLI	8,625	6,448	7,307
Gains on sales of securities	23,835	16,236	25,745
Other-than-temporary impairment credit losses on securities (1)	(6,819)	0	0
Charge on prepayment of debt	(35,342)	0	(11,296)
Gains on other loan sales	4,372	4,442	(4,928)
Gains (losses) on assets	6,515	(85)	(1,309)
Other	2	51	380
Total noninterest income	154,253	126,328	136,965
Noninterest expense	355,253	352,390	395,045
Income before income taxes	93,678	39,133	(224,282)
Income tax (provision) benefit
Current	163	275	113
Deferred	291,880	(275)	(113)
Income tax benefit	292,043	0	0
Net income (loss)	385,721	39,133	(224,282)
Preferred stock dividends and accretion	0	0	(11,598)
Other shareholder allocations	0	0	(520,263)
Net income (loss) available to common shareholders	$385,721	$39,133	$(756,143)
Earnings per share - basic	$6.21	$0.63	$(53.05)
Earnings per share - diluted	$6.14	$0.63	$(53.05)
Dividends declared per share	$0.80	$0.00	$0.00
Weighted average shares outstanding - basic	62,122,862	61,955,659	14,253,869
Weighted average shares outstanding - diluted	62,772,079	62,231,208	14,253,869

(1) The other-than-temporary impairment recognized in earnings during 2012 did not have a portion recognized in accumulated other comprehensive income.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$385,721	$39,133	$(224,282)
Other comprehensive income (loss):
Change in unrealized gains on investments and MBS available for sale	16,119	86,140	(6,541)
Realized net gains reclassified from other comprehensive income	(17,016)	(18,462)	(25,745)
Less deferred income tax provision	494	(2,384)	11,823
Net other comprehensive income (loss)	(403)	65,294	(20,463)
Comprehensive income (loss)	$385,318	$104,427	$(244,745)

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders' Equity
	Shares		Shares	Amount
Balance, January 1, 2010	303,000	$294,136	791,077	$962,874	$16,284	$(950,045)	$323,249
Accretion of preferred stock	0	1,248	0	0	0	(1,248)	0
Shares issued in direct stock purchases	0	0	360	18	0	0	18
Shares of Series B and D preferred stock and common stock issued	7,300,000	604,592	4,424,242	75,074	0	0	679,666
Preferred stock beneficial conversion feature	0	(604,592)	0	604,592	0	0	0
Shares issued from Series A preferred stock conversion into Series C preferred stock, and simultaneous conversion into common stock	(303,000)	(295,384)	5,738,636	315,248	0	0	19,864
Shares issued from Series B and D preferred stock conversion into common stock	(7,300,000)	0	50,878,788	0	0	0	0
Change in unrealized gain or loss on investments and MBS available for sale, net of income tax	0	0	0	0	(20,463)	0	(20,463)
Preferred dividend	0	0	0	0	0	(10,350)	(10,350)
Equity based compensation and related tax amounts	0	0	85,740	3,065	0	0	3,065
Fractional shares issued in stock split	0	0	7,344	0	0	0	0
Net loss	0	0	0	0	0	(224,282)	(224,282)
Balance, December 31, 2010	0	0	61,926,187	1,960,871	(4,179)	(1,185,925)	770,767
Change in unrealized gain or loss on investments and MBS available for sale	0	0	0	0	65,294	0	65,294
Equity based compensation and related tax amounts	0	0	131,458	3,363	0	0	3,363
Net income	0	0	0	0	0	39,133	39,133
Balance, December 31, 2011	0	0	62,057,645	1,964,234	61,115	(1,146,792)	878,557
Change in unrealized gain or loss on investments and MBS available for sale	0	0	0	0	(403)	0	(403)
Equity based compensation and related tax amounts	0	0	110,958	3,130	0	0	3,130
Employee stock purchase plan	0	0	38,926	661	0	0	661
Cash dividends paid to common shareholders	0	0	0	0	0	(49,743)	(49,743)
Net income	0	0	0	0	0	385,721	385,721
Balance, December 31, 2012	0	$0	62,207,529	$1,968,025	$60,712	$(810,814)	$1,217,923

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$385,721	$39,133	$(224,282)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	10,000	30,000	250,229
Net gain on sales of loans	(98,223)	(61,097)	(61,920)
Net gain on sales of investments and MBS	(23,835)	(16,236)	(25,744)
Net loss (gain) on mortgage servicing rights	216	6,179	(1,125)
Other-than-temporary impairment credit losses on securities	6,819	0	0
Stock based compensation	3,130	3,363	3,181
Loss on OREO	247	16,628	26,664
Charge on prepayment of debt	35,342	0	11,296
Increase in cash surrender value of BOLI	(8,401)	(6,213)	(7,307)
Depreciation and amortization	45,843	42,651	39,517
Deferred income tax provision (benefit)	(291,880)	275	113
Change in:
Accrued interest receivable	8,337	1,261	9,782
Prepaid expenses and other assets	(24,098)	(1,342)	23,807
Accrued interest payable	(18,479)	5,316	(4,986)
Accrued expenses and other liabilities	29,548	(9,003)	4,249
Proceeds from sales of loans originated for sale	2,728,418	2,076,393	2,485,664
Loans originated for sale	(2,915,204)	(2,043,236)	(2,455,895)
Net cash (used in) provided by operating activities	(126,499)	84,072	73,243
Cash flows from investing activities:
Change in restricted cash	(11,043)	(4,948)	(7,458)
Net change in loans	(500,452)	(285,736)	1,125,793
Proceeds from sales of loans	139,356	91,456	324,328
Purchase of investment securities	(3,734)	(10,357)	(33,179)
Proceeds from maturities of investment securities	20,588	2,012	5,500
Proceeds from sale of investment securities	199,966	30,987	17,534
Purchase of MBS	(287,849)	(760,519)	(2,325,488)
Principal payments received on MBS	613,809	533,851	608,776
Proceeds from sales of MBS	679,208	555,353	1,039,143
Proceeds from BOLI death benefits	3,714	1,187	0
Office properties and equipment, net	(9,853)	(15,881)	(3,034)
Improvements and other changes to OREO	(1,282)	(5,613)	(5,434)
Proceeds from sales of OREO	91,402	246,609	165,504
Net change in cash and cash equivalents from acquisitions	121,098	0	0
Net cash provided by investing activities	$1,054,928	$378,401	$911,985

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS—cont. (in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Net change in deposits	$(745,620)	$(425,189)	$(864,183)
Advances from FHLB	545,000	0	538,050
Repayment of advances from FHLB	(345,210)	(1,519)	(1,478,995)
Net change in short term repurchase agreements	(18,896)	23,251	(16,634)
Payments under structured repurchase agreements	(485,342)	0	0
Proceeds from stock issuance, net	661	0	683,334
Cash dividend paid	(49,743)	0	0
Net cash used in financing activities	(1,099,150)	(403,457)	(1,138,428)
Net change in cash and cash equivalents	(170,721)	59,016	(153,200)
Cash and cash equivalents, beginning of period	470,599	411,583	564,783
Cash and cash equivalents, end of period	$299,878	$470,599	$411,583
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$102,868	$103,781	$166,092
Income taxes, net	44	(250)	(49,342)
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	33,499	177,881	265,115
Preferred stock cash dividend accrued	0	0	10,350
Conversion of preferred stock into common stock	0	0	295,384
Conversion of preferred stock accrued dividend into common stock	0	0	19,865
Conversion of Treasury warrant	0	0	3,669

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. Significant Accounting Policies:

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank that operates under the registered trade name of Sterling Bank and, in California, as Sonoma Bank. Sterling Bank offers retail and commercial banking products and services, mortgage lending and wealth management to individuals, small businesses, commercial organizations and corporations. As of December 31, 2012, Sterling had assets of $9.24 billion and operated 174 depository branches in Washington, Oregon, Idaho and California.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Sterling and its directly and indirectly wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments and MBS. Sterling classifies debt and equity securities as follows:

•
Trading Securities. Debt or equity securities are classified as trading securities if acquired principally for the purpose of generating a profit from short-term fluctuations in price. As of December 31, 2012, Sterling did not hold any securities that it deems to be trading securities.

•	Available for Sale. Debt and equity securities that are not classified as trading securities or held to maturity are classified as available for sale and are carried at fair value.

•	Held to Maturity. These are investments that Sterling has the intent and ability to hold until maturity.

Premiums and discounts are amortized using the effective yield method over the weighted average life of the underlying security as estimated at time of purchase. Realized gains and losses on sales of investments and MBS are recognized in the statement of operations in the period sold using the specific identification method. FHLB stock is carried at cost, and is included in other assets.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Loans that were modified and recorded as troubled debt restructurings (“TDR’s”) occur when a borrower has financial difficulties and Sterling grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extension of payments of principal or interest, or both. TDRs may be the result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. We rarely forgive principal for TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off, if not done so previously. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off any amounts not considered fully collectible. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR. Loans designated as TDRs may be returned to accrual status after the borrower performs in accordance with the modified loan terms, generally for a period of at least six months. A loan may be removed from TDR status after at least one year of performance under the modified term of the loan, unless the modification includes an interest rate concession that is below a market rate of interest for a loan with similar characteristics. TDRs will continue to be evaluated for impairment for the remainder of their term.

Certain loans acquired may be deemed to exhibit evidence of credit deterioration since their origination. When it is considered probable that all contractually required principal and interest payments will not be collected, a loan will be considered a purchased credit impaired ("PCI") loan. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield.

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The portfolio is grouped into several industry segments for loans collectively evaluated for impairment based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on the assessment of qualitative factors. The estimated loss emergence period reflects an estimate of the time frame during which losses may be realized. Sterling establishes the expected loss rate on loans using the losses on charged-off and foreclosed loans from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the “loss given default.” The probability of default is multiplied by the loss given default to calculate the expected losses for each loan class. The calculated expected loss for each loan class is compared to the actual one and three year (annualized) losses for each respective loan class. If the calculated expected loss rate is less than the actual one and three year loss rates, then the expected loss rate would be set at the greater of the actual one or three year loss rate.

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

Estimates of fair value may be used for substandard collateral-dependent loans at quarter end if external appraisals are not expected to be completed in time for determining quarter end results or to update values between appraisal dates to reflect recent sales activity of comparable inventory or pending property sales of the subject collateral. During periods of declining real estate values, Sterling may record an additional specific reserve for impaired loans for which an updated valuation analysis has not been completed within the last quarter. Estimates of value are not used to increase a value; however, estimates may be used to recognize deterioration of market values in quarters between appraisal updates. The judgment with respect to recognition of any provision or related charge-off for a confirmed loss also takes into consideration whether the loan is collateral-dependent or whether it is supported by sources of repayment or cash flow beyond the collateral that is being valued. For loans that are

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

deemed to be collateral-dependent, the amount of charge-off is determined in relation to the collateral's appraised value. For loans that are not deemed to be collateral-dependent, the amount of charge-off or specific reserve may differ from the collateral's appraised value because there is additional support for the loan, such as cash flow from other sources.

The reserve for unfunded credit commitments includes loss exposure from Sterling's mortgage banking operations. Loans sold into the secondary market are sold with limited recourse to Sterling, meaning that Sterling may be obligated to repurchase any loans that are not underwritten in accordance with agency guidelines or have borrower misrepresentations.

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at December 31, 2012.

Loans Held for Sale. Any loan that management determines will not be held to maturity is classified as held for sale. Residential loans held for sale are carried at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans without applying complex hedge accounting. The fair value of loans held for sale is determined based upon an analysis of investor quoted pricing inputs in the secondary market. Other loan types classified as held for sale are carried at the lower of cost or market.

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

Goodwill is tested for impairment on an annual basis as of June 30, or more frequently as events occur, or as current circumstances and conditions warrant. A qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, determines the extent to which further testing is required. If the qualitative analysis concludes that further analysis is required, that analysis would compare the fair value of each of the reporting units, including goodwill, to the respective carrying amounts.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Other intangible assets are comprised primarily of core deposit intangibles, as well as other identifiable intangibles related to First Independent's trust and wealth management business. Core deposit intangibles are amortized over the estimated useful life of the deposit relationship, which is generally eight to 10 years. Other intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment.

Mortgage Servicing Rights and Transfers of Financial Assets. Gains or losses on “servicing-retained” loan sale transactions generally include a component reflecting the differential between the contractual interest rate of the loan and the interest rate to be received by the investor. The present value of the estimated future profit for servicing the loans and changes in the fair value of any related derivatives,is also taken into account in determining the amount of gain or loss on the sale of these loans. For loans sold servicing-retained, the fair value of mortgage servicing rights is recorded as an asset, with their value estimated using a discounted cash flow methodology to arrive at the present value of future expected earnings from the servicing of the loans. Model inputs include prepayment speeds, market interest rates, servicing costs, contractual interest rates on the loans being serviced, and the amount of other fee income generated over the servicing contract. Mortgage servicing rights are amortized in proportion to, and over the estimated period of the servicing revenues. To the extent the carrying value of mortgage servicing rights exceeds the subsequent fair value estimates, a valuation allowance is recognized. Subsequent recoveries in value are recognized up to the original carrying value of the mortgage servicing rights only to the extent of cumulative valuation adjustments.

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

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of the deferred tax asset valuation allowance occurred during the quarter ended June 30, 2012, which marked the sixth consecutive quarter of profitability for Sterling. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. Based on the earnings performance trend and projections of income through 2013, improvement in asset quality, higher net interest margin and improvements in other key financial ratios, expectations of continued profitability, the length of the carry-forward period for its net operating losses and tax credits, an analysis of the reversal of existing temporary differences, and an evaluation of its loss carry-back ability and tax planning strategies, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. This assessment was updated as of December 31, 2012, resulting in the same conclusion.

Earnings (Loss) Per Share. Earnings (loss) per share—basic is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding during the period. Earnings (loss) per share—diluted is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding, increased by the additional shares that would have been outstanding if all potentially dilutive and contingently issuable shares had been issued. The accounting standards codification requires a two-class method of computing earnings per share for entities that have participating securities such as Sterling’s unvested restricted shares. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

As part of its mortgage banking activities, Sterling makes commitments to prospective borrowers on residential mortgage loan applications, which may have the interest rates locked for a period of 10 to 60 days or longer, if extended (“interest rate lock commitments”). The interest rate lock commitments fair valued below are net of the anticipated fallout. These interest rate lock commitments, and loans held for sale that have not been committed to investors, give rise to interest rate risk. Sterling hedges the interest rate risk arising from these mortgage banking activities by entering into forward sales agreements on MBS with third parties (“forward commitments”).

Reclassifications. Certain amounts in prior period financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the accumulated deficit or net income(loss) as previously reported.

During 2012, Sterling identified an error related to the classification of the loss on foreclosure amounts reported in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2012, and for the years ended December 31, 2011 and 2010, and the interim periods therein. The loss on foreclosure amounts were previously included in the cash flows from operating activities in the "Loss on OREO" line item, instead of the cash flows from investing activities in the "Net change in loans" line item. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to prior periods. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been revised for the years ended December 31, 2011 and 2010. This change resulted in a decrease of $51.3 million and $66.1 million to cash flows from operating activities and an increase of the same amount to cash flows from investing activities for the years ended December 31, 2011 and 2010, respectively. This change did not affect net income(loss), the balance sheet, or shareholders' equity for any period.

Recent Accounting Pronouncements. In April 2011, the FASB issued Accounting Standards Update ("ASU") 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” This update to codification topic 860 revises the assessment of effective control for purposes of determining if a repurchase agreement should be accounted for as a sale, compared with a secured borrowing. ASU 2011-03 became effective for Sterling on January 1, 2012, and did not have a material effect on Sterling’s consolidated financial statements.

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
DECEMBER 31, 2012

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

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02, similar to ASU 2011-08, provided a qualitative assessment of determining if it is more likely than not that impairment has occurred, to establish the extent to which further testing is required. ASU 2012-02 will become effective for Sterling on January 1, 2013, and is not expected to have a material impact on Sterling’s consolidated financial statements.

2. Business Combination:

First Independent Bank. On February 29, 2012, Sterling Bank completed its acquisition of the operations of First Independent Bank ("First Independent"), by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $40.6 million, comprised of $28.9 million of cash paid at closing and contingent consideration with a fair value of $11.7 million at acquisition date. As of December 31, 2012, the fair value of this contingent consideration was estimated at $15.4 million, with the increase, which was charged against earnings, due to favorable performance. The contingent consideration is payable in two installments at 12 and 18 months from the date of closing, in an amount ranging from zero to $17 million. The contingent consideration payments will be determined based on certain performance metrics relating to core deposit retention, loan charge-offs, and wealth management revenues. As a result of this transaction, Sterling now offers trust services, and has 14 additional branches in the Portland/Vancouver market. The following table summarizes the amounts recorded at closing:

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table presents certain First Independent stand alone amounts and pro forma Sterling and First Independent combined amounts as if the transaction had occurred on January 1, 2011. Cost savings estimates are not included in the pro forma combined results, nor are certain credit impaired loans and associated losses excluded from the purchase and assumption transaction.

	First Independent (stand alone)	Pro Forma Combined
	Years Ended December 31,
	2012	2012	2011
	(in thousands, except per share data; unaudited)
Net interest income	$20,145	$311,159	$326,916
Noninterest income	4,757	155,258	135,828
Net income	10,817	389,935	49,469
Earnings per share - basic	0.17	6.28	0.80
Earnings per share - diluted	$0.17	$6.21	$0.79

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

As of December 31, 2012, no allowance for credit losses was recorded in connection with these loans, and the unpaid principal balance and carrying amount of the purchased impaired loans were $18.2 million and $11.2 million, respectively. The following table presents a roll-forward of activity for the accretable yield for the purchased impaired loans:

Year Ended December 31, 2012
(in thousands)
Beginning balance	$0
Additions	1,923
Accretion to interest income	(756)
Reclassifications	165
Ending balance	$1,332

As of February 29, 2012, the unpaid principal balance and contractual interest ("contractual cash flows") on purchased loans that had not exhibited evidence of credit deterioration was $403.8 million. Sterling estimated that $12.7 million of these cash flows would be uncollectable, resulting in a discount of $21.8 million being recorded on these loans.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table presents the related five-year projected accretion of the discount which will be recognized as an increase to interest income as of December 31, 2012:

Amount
(in thousands)
Years ended:
December 31, 2013	$4,210
December 31, 2014	2,796
December 31, 2015	1,724
December 31, 2016	1,031
December 31, 2017	679

3. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
Available for sale
MBS	$1,263,786	$45,052	$0	$1,308,838
Municipal bonds	188,467	16,452	(613)	204,306
Other	5	8	0	13
Total	$1,452,258	$61,512	$(613)	$1,513,157
Held to maturity
Tax credits	$206	$0	$0	$206
Total	$206	$0	$0	$206
December 31, 2011
Available for sale
MBS	$2,265,207	$55,760	$(33)	$2,320,934
Municipal bonds	195,512	13,338	(1,394)	207,456
Other	24,923	2	(5,439)	19,486
Total	$2,485,642	$69,100	$(6,866)	$2,547,876
Held to maturity
Tax credits	$1,747	$0	$0	$1,747
Total	$1,747	$0	$0	$1,747

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Sterling’s MBS portfolio is comprised primarily of residential agency securities. Total sales of Sterling’s securities during the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(in thousands)
Years Ended:
December 31, 2012	$879,174	$24,024	$189
December 31, 2011	586,340	18,771	2,535
December 31, 2010	1,056,677	35,546	9,804

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of December 31, 2012 and December 31, 2011, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
December 31, 2012
MBS	$0	$0	$0	$0	$0	$0
Municipal bonds	0	0	12,921	(613)	12,921	(613)
Other	0	0	0	0	0	0
Total	$0	$0	$12,921	$(613)	$12,921	$(613)
December 31, 2011
MBS	$1,419	$(12)	$24,726	$(21)	$26,145	$(33)
Municipal bonds	0	0	17,289	(1,394)	17,289	(1,394)
Other	0	0	19,479	(5,439)	19,479	(5,439)
Total	$1,419	$(12)	$61,494	$(6,854)	$62,913	$(6,866)

The following table presents the amortized cost and fair value of available for sale and held to maturity securities as of December 31, 2012, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held to maturity		Available for sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$0	$0
Due after one year through five years	0	0	3,033	3,266
Due after five years through ten years	0	0	70,704	73,979
Due after ten years	206	206	1,378,521	1,435,912
Total	$206	$206	$1,452,258	$1,513,157

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below the amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in the recognition of an other-than-temporary impairment ("OTTI"). During the second quarter of 2012, Sterling recognized an OTTI charge of $6.8 million on a single issuer trust preferred security. The security was sold during the fourth quarter at a gain of $2.5 million.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table presents a roll-forward of OTTI for the periods presented:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
OTTI, beginning balance	$0	$0	$0
Additions	6,819	0	0
Realized	(6,819)	0	0
Ending Balance	$0	$0	$0

4. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	December 31, 2012	December 31, 2011
	(in thousands)
Residential real estate	$806,722	$688,020
Commercial real estate ("CRE"):
Investor CRE	1,219,847	1,275,667
Multifamily	1,580,289	1,001,479
Construction	74,665	174,608
Total CRE	2,874,801	2,451,754
Commercial:
Owner occupied CRE	1,276,591	1,272,461
Commercial & Industrial ("C&I")	540,499	431,693
Total commercial	1,817,090	1,704,154
Consumer	754,621	674,961
Gross loans receivable	6,253,234	5,518,889
Deferred loan costs (fees), net	2,860	(252)
Allowance for loan losses	(154,345)	(177,458)
Net loans receivable	$6,101,749	$5,341,179

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $4.15 billion and $4.02 billion as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and December 31, 2011, the unamortized portion of discounts on acquired loans was $21.3 million and $4.3 million, respectively.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
December 31, 2012
Loans receivable, gross:
Individually evaluated for impairment	$9,134	$68,317	$48,312	$494	$0	$126,257
Collectively evaluated for impairment	797,588	2,806,484	1,768,778	754,127	0	6,126,977
Total loans receivable, gross	$806,722	$2,874,801	$1,817,090	$754,621	$0	$6,253,234
Allowance for loan losses:
Individually evaluated for impairment	$365	$3,182	$4,916	$0	$0	$8,463
Collectively evaluated for impairment	19,482	44,912	36,958	25,602	18,928	145,882
Total allowance for loan losses	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345
December 31, 2011
Loans receivable, gross:
Individually evaluated for impairment	$18,301	$149,578	$74,041	$1,192	$0	$243,112
Collectively evaluated for impairment	669,719	2,302,176	1,630,113	673,769	0	5,275,777
Total loans receivable, gross	$688,020	$2,451,754	$1,704,154	$674,961	$0	$5,518,889
Allowance for loan losses:
Individually evaluated for impairment	$872	$11,170	$4,206	$57	$0	$16,305
Collectively evaluated for impairment	14,325	80,552	33,840	13,370	19,066	161,153
Total allowance for loan losses	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following tables present a roll-forward by segment of the allowance for credit losses for the periods presented:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2012
Allowance for loan losses:
Beginning balance, January 1	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458
Provisions	8,778	(33,184)	12,189	19,855	(138)	7,500
Charge-offs	(5,203)	(27,385)	(17,005)	(9,144)	0	(58,737)
Recoveries	1,075	16,941	8,644	1,464	0	28,124
Ending balance, December 31	19,847	48,094	41,874	25,602	18,928	154,345

Reserve for unfunded credit commitments:
Beginning balance, January 1	3,828	2,321	1,796	1,787	297	10,029
Provisions	2,929	(1,916)	1,010	331	146	2,500
Charge-offs	(4,527)	0	0	0	0	(4,527)
Recoveries	0	0	0	0	0	0
Ending balance, December 31	2,230	405	2,806	2,118	443	8,002
Total credit allowance	$22,077	$48,499	$44,680	$27,720	$19,371	$162,347

2011
Allowance for loan losses:
Beginning balance, January 1	$17,307	$124,907	$56,951	$14,645	$33,246	$247,056
Provisions	15,024	19,129	2,708	5,819	(14,180)	28,500
Charge-offs	(18,553)	(73,379)	(28,369)	(8,868)	0	(129,169)
Recoveries	1,419	21,065	6,756	1,831	0	31,071
Ending balance, December 31	15,197	91,722	38,046	13,427	19,066	177,458

Reserve for unfunded credit commitments:
Beginning balance, January 1	3,189	4,157	1,515	817	1,029	10,707
Provisions	2,817	(1,836)	281	970	(732)	1,500
Charge-offs	(2,178)	0	0	0	0	(2,178)
Recoveries	0	0	0	0	0	0
Ending balance, December 31	3,828	2,321	1,796	1,787	297	10,029
Total credit allowance	$19,025	$94,043	$39,842	$15,214	$19,363	$187,487

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
2010
Allowance for loan losses:
Beginning balance, January 1	$28,319	$236,501	$59,136	$19,198	$289	$343,443
Provisions	24,204	151,323	33,764	8,343	32,957	250,591
Charge-offs	(37,347)	(283,578)	(41,165)	(14,765)	0	(376,855)
Recoveries	2,131	20,661	5,216	1,869	0	29,877
Ending balance, December 31	17,307	124,907	56,951	14,645	33,246	247,056

Reserve for unfunded credit commitments:
Beginning balance, January 1	798	9,228	1,952	1,107	(1,118)	11,967
Provisions	3,291	(5,071)	(437)	(290)	2,147	(360)
Charge-offs	(900)	0	0	0	0	(900)
Recoveries	0	0	0	0	0	0
Ending balance, December 31	3,189	4,157	1,515	817	1,029	10,707
Total credit allowance	$20,496	$129,064	$58,466	$15,462	$34,275	$257,763

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

In establishing the allowance for loan losses, Sterling groups its loan portfolio into segments for loans collectively evaluated for impairment. The groups are further segregated based on internal risk ratings. Both qualitative and quantitative data are considered in determining the probability of default and loss given default for each group of loans. The probability of default and loss given default are used to calculate an expected loss rate. The calculated expected loss for each loan class is compared to the actual one-year and three-year (annualized) losses. Beginning in 2012, if the calculated expected loss rate is less than the actual one and three year loss rates, then the expected loss rate would be set at the greater of the actual one or three year loss rate. If a loan is determined to be impaired, Sterling prepares an individual evaluation of the loan. The individual evaluation compares the present value of the expected future cash flows or the fair value of the underlying collateral to the recorded investment in the loan. The results of the individual impairment evaluation could determine the need to record a charge-off or establish a specific reserve.

Sterling assigns risk rating classifications to its loans. During the fourth quarter of 2012, the additional category of Marginal was added to the analysis to further enhance the model used to calculate the allowance for loan losses. These risk ratings are divided into the following groups:

Pass (excluding marginal) - the asset is considered of sufficient quality to preclude a Marginal rating. Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.
Marginal - the asset is susceptible to deterioration if stressed from a cash flow or earnings shock, with liquidity and leverage possibly below industry norms. The borrower may have few reserves to cover debt service, besides current income. A business generating cash flows that service the debt may be dependent on the successful reception of new products in the marketplace.
Special Mention - the asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or of Sterling's credit position at some future date. Special Mention assets are not adversely classified and do not expose Sterling to sufficient risk to warrant adverse classification.
Substandard - the asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified have well-defined weaknesses. They are characterized by the distinct possibility that Sterling may sustain some loss if the deficiencies are not corrected.
Doubtful/Loss - the Doubtful asset has the weaknesses of those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is the portion of the asset that is considered uncollectible and/or of such little value that its continuance as an asset, without a charge-off or establishment of a specific reserve, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off an asset that is no longer deemed to have financial value, even though partial recovery may be recognized in the future.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table presents credit quality indicators for Sterling’s loan portfolio grouped according to internally assigned risk ratings and performance status:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
December 31, 2012
Pass	$714,346	$599,660	$1,486,824	$10,946	$678,916	$349,674	$723,698	$4,564,064	73%
Marginal	53,722	472,801	74,379	42,518	454,348	146,554	17,255	1,261,577	20%
Special mention	11,739	77,342	10,122	3,401	85,228	38,874	4,864	231,570	4%
Substandard	26,550	67,347	8,745	17,534	53,183	5,397	8,804	187,560	3%
Doubtful/Loss	365	2,697	219	266	4,916	0	0	8,463	0%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
Restructured	$22,968	$4,334	$4,094	$8,551	$23,152	$810	$307	$64,216	1%
Nonaccrual	20,457	46,399	4,055	8,144	31,696	3,424	6,938	121,113	2%
Nonperforming	43,425	50,733	8,149	16,695	54,848	4,234	7,245	185,329	3%
Performing	763,297	1,169,114	1,572,140	57,970	1,221,743	536,265	747,376	6,067,905	97%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
December 31, 2011
Pass	$643,071	$1,116,991	$975,583	$51,284	$1,123,796	$385,643	$663,829	$4,960,197	90%
Special mention	14,031	83,372	9,901	24,578	54,009	25,334	4,166	215,391	4%
Substandard	30,046	70,412	15,279	93,185	90,613	19,355	6,909	325,799	6%
Doubtful/Loss	872	4,892	716	5,561	4,043	1,361	57	17,502	0%
Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%
Restructured	$17,638	$4,366	$0	$38,833	$13,519	$2,583	$0	$76,939	1%
Nonaccrual	25,265	47,827	5,867	56,385	59,752	9,296	5,829	210,221	4%
Nonperforming	42,903	52,193	5,867	95,218	73,271	11,879	5,829	287,160	5%
Performing	645,117	1,223,474	995,612	79,390	1,199,190	419,814	669,132	5,231,729	95%
Total	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%

Note: Marginal loans are pass loans that were separated out in 2012 to better analyze loans with this rating.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Aging by class for Sterling’s loan portfolio as of December 31, 2012 and December 31, 2011 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
December 31, 2012
30 - 59 days past due	$5,800	$10,565	$707	$611	$10,543	$2,690	$4,028	$34,944	1%
60 - 89 days past due	1,576	1,042	479	0	3,300	376	1,796	8,569	0%
> 90 days past due	20,507	34,196	3,436	8,243	20,883	1,954	4,717	93,936	2%
Total past due	27,883	45,803	4,622	8,854	34,726	5,020	10,541	137,449	3%
Current	778,839	1,174,044	1,575,667	65,811	1,241,865	535,479	744,080	6,115,785	97%
Total Loans	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%
December 31, 2011
30 - 59 days past due	$5,718	$3,354	$1,523	$11,830	$19,967	$1,741	$4,167	$48,300	1%
60 - 89 days past due	4,585	3,954	193	879	4,233	520	2,258	16,622	0%
> 90 days past due	20,207	33,759	3,178	68,024	40,987	7,871	5,054	179,080	3%
Total past due	30,510	41,067	4,894	80,733	65,187	10,132	11,479	244,002	4%
Current	657,510	1,234,600	996,585	93,875	1,207,274	421,561	663,482	5,274,887	96%
Total Loans	$688,020	$1,275,667	$1,001,479	$174,608	$1,272,461	$431,693	$674,961	$5,518,889	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table summarizes impaired loans by class as of December 31, 2012 and December 31, 2011:

			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2012
Residential real estate	$49,816	$6,391	$43,060	$365	$365
CRE:
Investor CRE	59,099	8,366	33,540	17,193	2,697
Multifamily	9,554	1,405	6,873	1,276	219
Construction	31,040	14,345	15,421	1,274	266
Total CRE	99,693	24,116	55,834	19,743	3,182
Commercial:
Owner Occupied CRE	61,300	6,452	42,075	12,773	4,916
C&I	16,959	12,725	4,234	0	0
Total commercial	78,259	19,177	46,309	12,773	4,916
Consumer	7,671	426	7,245	0	0
Total	$235,439	$50,110	$152,448	$32,881	$8,463
			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2011
Residential real estate	$52,023	$9,120	$38,519	$4,384	$872
CRE:
Investor CRE	70,517	18,324	31,503	20,690	4,892
Multifamily	6,185	318	4,496	1,371	716
Construction	133,588	38,370	43,281	51,937	5,562
Total CRE	210,290	57,012	79,280	73,998	11,170
Commercial:
Owner Occupied CRE	89,604	16,333	48,194	25,077	4,043
C&I	25,497	13,618	11,207	672	163
Total commercial	115,101	29,951	59,401	25,749	4,206
Consumer	6,613	784	5,246	583	57
Total	$384,027	$96,867	$182,446	$104,714	$16,305

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table presents the average book balance and interest income recognized for impaired loans by class for the periods presented:

	Years Ended December 31,
	2012		2011
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$43,164	$819	$67,157	$992
Investor CRE	51,463	1,595	79,139	2,245
Multifamily	7,007	441	14,704	804
Construction	55,956	1,708	215,436	1,401
Owner Occupied CRE	64,060	2,553	75,553	2,757
C&I	8,057	105	12,009	460
Consumer	6,537	8	6,901	0
Total	$236,244	$7,229	$470,899	$8,659

The following tables present loans that were modified and recorded as TDRs during the following periods:

	Years Ended December 31,
	2012			2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	29	$5,887	$5,835	1	$1,372	$1,372
Investor CRE	1	1,302	1,302	8	3,271	3,282
Multifamily	3	2,955	2,945	0	0	0
Construction	4	10,062	9,194	3	23,701	24,348
Owner Occupied CRE	11	16,186	15,921	6	14,411	14,502
C&I	9	3,482	2,206	6	4,384	3,944
Consumer	3	468	472	0	0	0
Total (1)	60	$40,342	$37,875	24	$47,139	$47,448

(1) Amounts exclude specific loan loss reserves.

Substantially all TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of December 31, 2012, Sterling had specific reserves of $2.1 million on TDRs which were restructured during the previous twelve months. There were 33 loans totaling $29.8 million that were removed from TDR status during this period, as they had met the conditions for removal by achieving twelve consecutive months of performance at market equivalent rates of interest.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following tables show the post-modification recorded investment by class for TDRs restructured during the periods presented by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Extension of Terms	Forgiveness of Principal and/or Interest	Total
	(in thousands)
Year Ended December 31, 2012
Residential Real Estate	$407	$5,428	$0	$0	$5,835
Investor CRE	0	1,302	0	0	1,302
Multifamily	571	2,374	0	0	2,945
Construction	0	3,261	5,933	0	9,194
Owner CRE	6,219	9,393	0	309	15,921
C&I	0	1,317	183	706	2,206
Consumer	0	173	299	0	472
	$7,197	$23,248	$6,415	$1,015	$37,875

Year Ended December 31, 2011
Residential Real Estate	$0	$1,372	$0	$0	$1,372
Investor CRE	0	1,856	1,426	0	3,282
Multifamily	0	0	0	0	0
Construction	2,816	2,302	0	19,230	24,348
Owner CRE	10,159	0	0	4,343	14,502
C&I	576	3,368	0	0	3,944
Consumer	0	0	0	0	0
	$13,551	$8,898	$1,426	$23,573	$47,448

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. There were no TDRs completed during the twelve month period ended December 31, 2012 that subsequently defaulted during this period. During the twelve month period ended December 31, 2011, there was one Investor CRE TDR completed that subsequently defaulted. The recorded investment at default for this TDR was $223,000.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

5.  OREO:

At foreclosure, OREO is recorded at the fair value of the real estate, less the estimated costs to sell. The carrying value of OREO is periodically evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in OREO and the related allowance were as follows for the periods presented:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
OREO, gross:
Beginning balance, January 1	$98,187	$183,452	$91,476
Additions	33,499	177,881	265,115
Sales	(85,837)	(241,028)	(155,409)
Charge-offs	(18,534)	(27,731)	(23,164)
Other changes	1,282	5,613	5,434
Ending balance, December 31	$28,597	$98,187	$183,452
Allowance, OREO:
Beginning balance, January 1	$16,277	$21,799	$8,204
Provision	5,812	22,209	36,759
Charge-offs	(18,534)	(27,731)	(23,164)
Ending balance, December 31	$3,555	$16,277	$21,799
OREO, net	$25,042	$81,910	$161,653

6.  Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The following table presents an analysis of the changes in mortgage servicing rights and related allowance as of the dates indicated:

	2012	2011
	(in thousands)
Mortgage servicing rights, gross:
Beginning balance, January 1	$30,409	$21,720
Originated servicing	19,727	14,330
Amortization	(10,180)	(5,641)
Ending balance, December 31	39,956	30,409
Allowance, mortgage servicing rights:
Beginning balance, January 1	$7,307	$1,116
Additions	3,560	6,981
Recoveries	(3,331)	(790)
Ending balance, December 31	7,536	7,307
Mortgage servicing rights, net	$32,420	$23,102

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table presents the unpaid principal balances of loans serviced for others as of the dates indicated:

	December 31,
	2012	2011
	(in thousands)
Balance of loans serviced for others
Residential	$4,132,570	$2,915,817
Commercial real estate	983,782	1,276,742
Commercial	132,903	116,724
Total	$5,249,255	$4,309,283
As of December 31, 2012, the residential portion of MSR was capitalized at approximately 71 basis points of the unpaid principal balance of residential loans serviced for others, compared with at 70 basis points as of December 31, 2011. Valuation inputs used in determining the fair value of MSR included:

	December 31,
	2012	2011
Key assumptions
Weighted average prepayment speed	18.3%	19.4%
Weighted average discount rate	10.1%	10.2%

7.  Property and Equipment:

The components of property and equipment are as follows:

	December 31,		Estimated
	2012	2011	Useful Life
	(in thousands)
Buildings and improvements	$68,129	$64,002	20-40 years
Furniture, fixtures, equipment and computer software	85,481	88,516	3-10 years
Leasehold improvements	17,893	19,267	5-20 years
	171,503	171,785
Less accumulated depreciation and amortization	(91,651)	(99,241)
	79,852	72,544
Land	13,998	11,471
Total property and equipment, net	$93,850	$84,015

8.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of a purchase price over the net assets acquired. The following table presents a roll-forward of Sterling's goodwill:

Amount
Beginning balance, January 1, 2012	$0
Acquired	22,577
Ending Balance, December 31, 2012	$22,577

Goodwill acquired during 2012 was related to the First Independent transaction and has been allocated to the Community Banking segment. Goodwill is not amortized, but is reviewed for impairment at least annually. Other intangible assets at

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

December 31, 2012 were comprised of core deposit intangibles from various acquisitions, and other identifiable intangibles related to First Independent's trust and wealth management business.

The following table provides details of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
December 31, 2012
Core deposit intangibles	$55,420	$38,029	$17,391
Other	1,800	119	1,681
December 31, 2011
Core deposit intangibles	43,446	31,368	12,078
Other	0	0	0

The following table provides the projected core deposit and other intangibles amortization expense for the next five years:

Amount
(in thousands)
Years ended:
December 31, 2013	$6,430
December 31, 2014	3,339
December 31, 2015	2,361
December 31, 2016	1,271
December 31, 2017	1,178
9.  Deposits:

The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	December 31,
	2012		2011
	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,702,740	26%	$1,211,628	19%
Interest bearing transaction	732,038	11%	521,037	8%
Savings and MMDA	2,262,369	36%	2,092,283	32%
Time deposits	1,738,970	27%	2,660,870	41%
Total deposits	$6,436,117	100%	$6,485,818	100%

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following presents the contractual maturities of time deposits:

December 31, 2012
(in thousands)
Due within 1 year	$977,745
Due in 1 to 2 years	326,849
Due in 2 to 3 years	119,397
Due in 3 to 4 years	219,706
Due in 4 to 5 years	29,087
Due after 5 years	66,186
$1,738,970

The following presents the contractual maturities of time deposits with a minimum balance of $100,000:

December 31, 2012
(in thousands)
Three months or less	$165,107
After three months through six months	99,941
After six months through twelve months	212,215
After twelve months	402,083
$879,346

10.  Advances from Federal Home Loan Bank:

Sterling Bank has a secured credit line with the FHLB of Seattle. At December 31, 2012 and 2011, this credit line represented a total borrowing capacity of $1.93 billion and $1.86 billion, of which $1.32 billion and $1.56 billion was available, respectively. The advances from FHLB are repayable as follows:

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(in thousands)
Due within 1 year	$269,053	0.96%	$300,000	0.28%
Due in 1 to 2 years	55,000	0.72	69,164	2.95
Due in 2 to 3 years	50,550	0.64	5,000	3.12
Due in 3 to 4 years	50,196	0.68	550	2.84
Due in 4 to 5 years	123,000	1.45	245	8.08
Due after 5 years	57,531	1.90	30,650	4.34
	$605,330	1.08%	$405,609	1.09%

Only member institutions have access to funds from the Federal Home Loan Banks. As a condition of membership, Sterling is required to hold FHLB stock. As of December 31, 2012 and 2011, Sterling held $97.5 million and $99.0 million of FHLB stock, respectively, which is included as a component of other assets on the consolidated balance sheet. The FHLB of Seattle has experienced losses from credit-related charges associated with projected losses on their investments in nonagency MBS, and is currently unable to pay dividends. FHLB stock does not have a readily determinable fair value and the equity ownership rights are more limited than would be the case for ownership rights in a public company. FHLB stock is viewed as a long term investment and as a restricted investment security carried at cost. Sterling has evaluated its FHLB stock held at December 31, 2012, and determined there was no other-than-temporary impairment. The FHLB was able to reestablish its ability to repurchase shares, and is currently repurchasing shares at par.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

11.  Securities Sold Under Repurchase Agreements:

Sterling sells securities under agreements to repurchase the same or similar securities (“repurchase agreements”). Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability on the consolidated balance sheet. The securities underlying these agreements continue to be held by Sterling, but the title has been transferred to the counterparties to the agreements. The risk of default under such agreements is limited by the financial strength of these broker/dealers and the level of borrowings relative to the market value of pledged securities. At both December 31, 2012 and 2011, under the repurchase agreements, Sterling had pledged as collateral $738.6 million and $1.28 billion, respectively, of investments and MBS. The average balances of repurchase agreements were $959.5 million and $1.05 billion during the years ended December 31, 2012 and 2011, respectively. The maximum amount outstanding at any month end during these same periods was $1.07 billion and $1.06 billion, respectively.

At December 31, 2012 and 2011, borrowings under repurchase agreements are contractually repayable as follows. Actual repayments may vary due to default and call provisions:

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(in thousands)
Due within 1 yr	$86,867	1.20%	$205,763	3.08%
Due within 2 yrs	0	0.00	100,000	3.00
Due within 3 yrs	50,000	2.47	0	0.00
Due within 4 yrs	0	0.00	150,000	3.76
Due within 5 yrs	400,000	4.08	100,000	3.97
Thereafter	50,000	2.62	500,000	3.90
	$586,867	3.18%	$1,055,763	3.64%

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

12. Junior Subordinated Debentures:

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

Details of the junior subordinated debentures are as follows:

				December 31, 2012
Subsidiary Issuer	Issue Date	Maturity Date	Next Interest Payment Date	Rate		Amount
						(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Jan 2013	1.76%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	Mar 2013	1.94		51,547
Sterling Capital Trust VII	June 2006	June 2036	Mar 2013	1.83		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	Mar 2013	2.11		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Mar 2013	3.51		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	Mar 2013	3.56		20,619
Sterling Capital Trust IV	May 2003	May 2033	Feb 2013	3.46		10,310
Sterling Capital Trust III	April 2003	April 2033	Jan 2013	3.56		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Mar 2013	3.46		9,437
Klamath First Capital Trust I	July 2001	July 2031	Jan 2013	4.48		15,234
				2.47%	*	$245,294
* Weighted average rate.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

13. Earnings Per Share:

The following table presents the computations for basic and diluted earnings per common share:

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except shares and per share amounts)
Numerator:
Net income	$385,721	$39,133	$(756,143)
Denominator:
Weighted average shares outstanding - basic	62,122,862	61,955,659	14,253,869
Dilutive securities outstanding	649,217	275,549	0
Weighted average shares outstanding - diluted	62,772,079	62,231,208	14,253,869
Earnings per share - basic	$6.21	$0.63	$(53.05)
Earnings per share - diluted	$6.14	$0.63	$(53.05)
Antidilutive securities outstanding (weighted average):
Stock options	13,792	16,511	20,700
Warrants	0	0	954,754
Restricted shares	230	4,728	20,754
Total antidilutive securities outstanding	14,022	21,239	996,208

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

14. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Employee compensation and benefits	$189,025	$171,643	$168,793
OREO operations	11,829	41,500	62,578
Occupancy and equipment	42,930	39,878	39,643
Data processing	27,091	24,171	23,116
FDIC insurance	7,493	14,328	32,088
Professional fees	16,691	13,902	22,394
Depreciation	11,690	12,184	13,391
Advertising	12,688	10,017	11,536
Travel and entertainment	5,756	5,420	3,975
Merger and acquisition	11,976	1,012	358
Amortization of other intangible assets	6,780	4,851	4,898
Other	11,304	13,484	12,275
Total noninterest expense	$355,253	$352,390	$395,045

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

15. Income Taxes:

During the year ended December 31, 2012, Sterling recorded a $292.0 million income tax benefit, which was the result of reversing the deferred tax asset valuation allowance. Sterling did not recognize any federal or state income tax expense during 2011. As of December 31, 2012, the net deferred tax asset was $292.1 million, including $274.0 million of net operating loss and tax credit carry-forwards. A valuation allowance of $1.8 million remains, relating to certain state tax credits that will likely expire unused. As of December 31, 2011, Sterling had a fully reserved net deferred tax asset of $327.4 million, including $285.0 million of net operating loss and tax credit carry-forwards.

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of the deferred tax asset valuation allowance occurred during the quarter ended June 30, 2012, which marked the sixth consecutive quarter of profitability for Sterling. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. Based on the earnings performance trend and projections of income through 2013, improvement in asset quality, higher net interest margin and improvements in other key financial ratios, expectations of continued profitability, the length of the carry-forward period for its net operating losses and tax credits, an analysis of the reversal of existing temporary differences, and an evaluation of its loss carry-back ability and tax planning strategies, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. This assessment was updated as of December 31, 2012, resulting in the same conclusion. As a result, the deferred tax asset valuation allowance was $1.8 million at December 31, 2012, compared to $327.4 million at December 31, 2011.

The components of income tax expense (benefit) included in the consolidated statements of operations were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current income taxes:
Federal	$(163)	$(248)	$(102)
State	0	(27)	(11)
Total current income taxes	(163)	(275)	(113)

Deferred income taxes:
Federal	(269,968)	248	102
State	(21,912)	27	11
Total deferred income taxes	(291,880)	275	113
Total income tax (benefit) expense	$(292,043)	$0	$0

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
NOL carryforwards - federal	$242,318	$250,946
NOL carryforwards - state	21,443	22,110
Tax credits - federal	7,671	7,587
Tax credits - state	2,594	4,167
Allowance for losses on loans	61,385	75,393
Deferred compensation	10,760	12,485
Bonus accrual	4,670	2,138
Intangibles	2,284	6
Purchase accounting premiums and discounts	2,087	3,877
Nonaccrual loans	1,931	2,167
Deferred rent	1,119	1,063
Other	3,394	3,044
Total deferred tax assets	361,656	384,983
Deferred tax liabilities:
Unrealized gains on available-for-sale securities	22,627	22,670
FHLB Seattle dividends	16,325	16,486
Mortgage servicing rights	11,869	8,169
Fair value - loans held for sale	8,966	3,093
Deferred loan fees	5,867	5,162
Prepaid expenses	2,151	1,945
ASC 740 (FIN 48) - temporary differences	5	9
Total deferred tax liabilities	67,810	57,534
Valuation allowance	(1,764)	(327,449)
Net deferred tax asset	$292,082	$0

As of December 31, 2012, the net operating loss carry-forwards represented the tax effect of $692.3 million of federal operating loss carry-forwards, $442.4 million of state operating loss carry-forwards, federal tax credits of $7.7 million, and state tax credits of $2.6 million. These operating loss carry-forwards and tax credits expire between 2014 and 2031.

With regard to the deferred tax asset, the benefits of Sterling’s accumulated tax losses would be reduced in the event of an “ownership change,” as determined under Section 382 of the Internal Revenue Code. During 2010, in order to preserve the benefits of these tax losses, Sterling’s shareholders approved a protective amendment to Sterling's Restated Articles of Incorporation and Sterling’s board adopted a tax preservation rights plan, both of which restrict certain stock transfers that would result in an investor acquiring more than 4.95% of Sterling’s total outstanding common stock.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table summarizes the calculation of Sterling's effective tax rates for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Deferred tax valuation allowance	(347.8)%	(25.0)%	(40.1)%
State taxes, net of federal benefit	3.8%	0.0%	3.1%
Tax-exempt interest	(2.5)%	(6.3)%	1.0%
Bank owned life insurance	(3.2)%	(5.8)%	1.1%
Tax credits	0.0%	(1.6)%	0.9%
Other, net	3.2%	3.7%	(1.0)%
Effective tax rate	(311.5)%	0.0%	0.0%

The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

	2012	2011	2010
	(in thousands)
Balance at January 1	$525	$1,586	$6,330
Additions - current year tax positions	70	75	65
Additions - prior year tax positions	0	0	0
Reductions - prior year tax positions	(183)	(1,136)	(4,809)
Balance at December 31	412	525	1,586
Accrued interest and penalties, net of tax effect at December 31	100	103	140
Total liability for unrecognized tax positions at December 31	$512	$628	$1,726

Sterling's tax positions for the years 2008 through 2012 remain subject to review by federal and state taxing authorities. Realization of $386,000 of unrecognized tax benefits would result in a favorable impact to the effective tax rate.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

16. Stock Based Compensation:

The following table presents a summary of restricted stock and units activity during the periods:

	Shares	Weighted Average Grant Price
Balance, January 1, 2010	4,000	$619.55
Granted	488,040	16.39
Vested	(121,935)	23.05
Expired	0	0.00
Forfeited	(1,300)	723.41
Outstanding, December 31, 2010	368,805	$18.24

Balance, January 1, 2011	368,805	$18.24
Granted	130,021	17.18
Vested	(163,680)	18.50
Expired	0	0.00
Forfeited	(33,773)	16.63
Outstanding, December 31, 2011	301,373	$17.82

Balance, January 1, 2012	301,373	$17.82
Granted	305,157	20.06
Vested	(142,727)	19.44
Expired	0	0.00
Forfeited	(78,290)	17.02
Outstanding, December 31, 2012	385,513	$19.16

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table presents a summary of stock option activity during the periods:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2010	28,932	$1,390.07
Granted	0	0.00
Exercised	0	0.00
Expired	(9,195)	1,449.05
Forfeited	(817)	1,469.48
Outstanding, December 31, 2010	18,920	$1,357.97
Exercisable, December 31, 2010	14,655	$1,497.94

Balance, January 1, 2011	18,920	$1,357.97
Granted	0	0.00
Exercised	0	0.00
Expired	(2,600)	1,231.98
Forfeited	(520)	903.92
Outstanding, December 31, 2011	15,800	$1,393.65
Exercisable, December 31, 2011	14,011	$1,507.87

Balance, January 1, 2012	15,800	$1,393.65
Granted	0	0.00
Exercised	0	0.00
Expired	(1,211)	1,362.40
Forfeited	(2,190)	1,184.58
Outstanding, December 31, 2012	12,399	$1,433.63
Exercisable, December 31, 2012	11,996	$1,447.69

The following table presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
December 31, 2012	1.3 years	$0	1.2 years	$0
December 31, 2011	2.1 years	0	2.1 years	0

As of December 31, 2012, a total of 5,382,896 shares remained available for grant under Sterling’s 2003, 2007 and 2010 Long-Term Incentive Plans. The stock options granted under these plans have terms of four, six, eight and 10 years. Stock based compensation expense recognized during the periods presented was as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Stock options	$43	$268	$728
Restricted stock	3,765	3,595	2,435
Total	$3,808	$3,863	$3,163

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

As of December 31, 2012, unrecognized equity compensation expense totaled $5.4 million as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.1 years.

17. Shareholders’ Equity:

As of December 31, 2012 and 2011, Sterling had 10 million shares of preferred stock authorized, with no shares being issued and outstanding. As of December 31, 2012 and 2011, there were 151,515,151 shares of common stock authorized, with one class of common stock issued and outstanding at both dates. As of December 31, 2012, 62,207,529 shares of common stock were outstanding, and 62,176,628 were issued, compared with 62,057,645 outstanding, and 62,002,884 issued at December 31, 2011. The common stock has no par value. During 2010, a 1-for-66 reverse stock split was effected, which is reflected in prior period presentations within these financial statements.

During the third quarter of 2012, Sterling resumed the payment of quarterly dividends on its common stock. Dividends paid in 2012 also included a special dividend of $0.35 per share, as well as the acceleration of the first quarter of 2013 dividend. A total of $49.7 million, or $0.80 per share, of dividends were paid during 2012, compared with none being paid in 2011.

On August 14, 2012, the United States Department of the Treasury (“Treasury”) sold all of its shares in Sterling common stock in an underwritten public offering. On September 19, 2012, Sterling repurchased a warrant for 97,541 shares held by Treasury. The warrant and stock investment had been issued to Treasury on December 5, 2008, in connection with Sterling's participation in the Capital Purchase Program of the Troubled Asset Relief Program, and the stock was converted on August 26, 2010 to Sterling common stock.

As of December 31, 2012, there were 2,749,044 warrants outstanding, with an exercise price of $13.86. As of December 31, 2011, there were 2,625,000 warrants outstanding, with an exercise price of $14.52. These warrants were issued as part of the 2010 recapitalization, and have an expiration date of August 26, 2017. Adjustments to the number and exercise price of these outstanding warrants occurred in 2012 due to dividend distributions triggering an anti-dilutive provision.

18. Derivatives and Hedging:

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

As part of its mortgage banking activities, Sterling makes commitments to prospective borrowers on residential mortgage loan applications, which may have the interest rates locked for a period of 10 to 60 days or longer, if extended (“interest rate lock commitments”). The interest rate lock commitments are fair valued net of the anticipated fallout. These interest rate lock commitments, and loans held for sale that have not been committed to investors, give rise to interest rate risk. Sterling hedges the interest rate risk arising from these mortgage banking activities by entering into forward sales agreements on MBS with third parties (“forward commitments”). Residential mortgage loans held for sale that were not committed to investors were $419.1 million and $192.4 million as of December 31, 2012 and December 31, 2011, respectively.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following table summarizes Sterling’s mortgage banking operations and interest rate swaps:

	December 31, 2012
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$242,061	$9,035	$0
Forward commitments	531,000	0	1,881
Interest rate swaps - broker-dealer	44,846	0	2,144
Interest rate swaps - customer	36,158	2,148	0
	December 31, 2011
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$181,456	$5,558	$0
Forward commitments	315,579	0	3,785
Interest rate swaps - broker-dealer	43,213	0	4,527
Interest rate swaps - customer	45,820	4,711	0

The fair value of these derivatives is included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap agreements are included in other noninterest income. The following table sets forth these gains and losses:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Mortgage banking operations	$9,816	$(10,297)	$(8,871)
Other noninterest income	(553)	61	110

19. Commitments and Contingencies:

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

	December 31,
	2012	2011
	(in thousands)
Undisbursed loan funds - construction loans	$16,499	$17,617
Undisbursed lines of credit - commercial loans	524,065	309,560
Undisbursed lines of credit - consumer loans	399,691	403,112
Firm commitments to sell loans	28,485	14,760

As of December 31, 2012 and 2011, Sterling had approximately $17.5 million and $16.6 million of commercial and standby letters of credit outstanding, respectively. During the years ended December 31, 2012 and 2011, Sterling collected approximately $180,000 and $153,000 in fees from these off-balance sheet arrangements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Future minimum rental commitments as of December 31, 2012, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows:

Amount
(in thousands)
Years ended:
December 31, 2013	$14,012
December 31, 2014	12,723
December 31, 2015	10,298
December 31, 2016	8,157
December 31, 2017	6,365
Thereafter	26,713
$78,268

Rent expense recorded for the years ended December 31, 2012, 2011 and 2010 was $16.3 million, $15.2 million and $16.0 million, respectively.

Securities Class Action Litigation. On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the “Complaint”). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys' fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. The court has not yet issued an order on the motion, but indicated that it intends to do so in the near future. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ERISA Class Action Litigation. On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling, as well as certain of Sterling's current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the "Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling's securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling's business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and over 90-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys' fees and costs. On September 26, 2012, Sterling received a letter from the U.S. Department of Labor (the “Department of Labor”) containing similar allegations as those set forth in the Complaint, demanding that the violations alleged in the Department of Labor's letter be corrected and notifying Sterling that the Department of Labor may take legal action in connection with such allegations, including assessing a civil money penalty. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint or in the letter from the Department of Labor could have a material adverse effect on

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Sterling's business, results of operations, and financial condition. In January 2013, a tentative settlement was reached, pursuant to which Sterling agreed to pay $3.0 million to settle the claims. The settlement is subject to approval by the court and the Department of Labor.

Additionally, Sterling is involved in ongoing litigation, primarily related to its normal business operations. When establishing a liability for contingent litigation losses, Sterling determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. For these matters and others where an unfavorable outcome is reasonably possible but not probable, there is no estimable range of possible losses. For specific cases, including the ERISA class action litigation discussed above, Sterling has established an accrual of $5.5 million for potential settlement losses. The accrual is Sterling's best estimate of the liability after any potential insurance coverages for specific settlements that are estimable and probable as of December 31, 2012. Sterling believes that the eventual outcome from these cases will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position.

American Heritage Holdings On October 22, 2012, Sterling entered into a definitive agreement with American Heritage Holdings ("AHH"), the holding company for Borrego Springs Bank, N.A., to acquire AHH for cash consideration of $6.5 million. The transaction, which has been approved by the boards of directors of Sterling and AHH. The shareholders of AHH have agreed to vote in favor of the transaction, which is subject to customary closing conditions and is expected to be completed during the first quarter of 2013.

Boston Private Bank and Trust Company On December 14, 2012, Sterling entered into a definitive agreement to acquire the Puget Sound operations of Boston Private Bank & Trust Company (“Boston Private”), a wholly owned subsidiary of Boston Private Financial Holdings, Inc. The Boston Private Puget Sound offices are located in Seattle, Bellevue and Redmond, Washington. As of December 31, 2012, these offices had aggregate loans of approximately $270 million and deposits of $200 million. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to be completed during the second quarter of 2013.

20. Benefit Plans:

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee's contribution. Each employee may make a supplemental contribution of an additional 65% of their salary. All employee contributions vest immediately and, if applicable, employer contributions vest over the employee's first three years of employment. Employees have the option of investing their contributions among selected mutual funds and Sterling common stock. Sterling contributed $2.9 million during 2012 and $2.8 million during 2011 and 2010 to the employee savings plan.

Since 2002, Sterling has a supplemental executive retirement plan ("SERP"). The SERP is a nonqualified, unfunded plan that is designed to provide retirement benefits for certain key employees of Sterling. Sterling maintains and administers three additional SERPs from past acquisitions. These SERPs are all nonqualified, unfunded plans that were designed to provide retirement benefits for certain key employees and directors of the acquired companies. All amounts and benefits were established and accrued at acquisition either by previous service or change of control clauses. Sterling continues to administer these benefit plans, as necessary. Sterling had recognized $530,000, $531,000, and $505,000 for the years ended December 31, 2012, 2011 and 2010 in expenses related to the SERP. As of both December 31, 2012 and 2011, Sterling had $8.4 million accrued for the SERP.

In 2006, Sterling adopted a new nonqualified deferred compensation plan (the “2006 DCP”) which is primarily funded through employee deferral contributions. The 2006 DCP is designed to retain and attract key employees while serving as a vehicle to assist participants in deferring current compensation to a time when taxes may be at a more personally beneficial rate and aid in saving for long-term financial needs. Participation in the 2006 DCP is limited to Directors and a select group of management or highly compensated employees as determined by the plan Committee. No employer contributions have been made to the 2006 DCP. Sterling had $172,000, $94,000, and $132,000 of net expenses related to the 2006 DCP for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, Sterling had an accrued liability for the 2006 DCP of $4.3 million and $4.8 million, respectively.

During 2011, Sterling initiated an Employee Stock Purchase Plan ("ESPP"). Employees are eligible to participate in the ESPP, with purchases discounted from 0% - 15% (currently at 15%) from the closing price of Sterling's common stock on the last day of the semiannual offering period. During 2012, 38,926 shares were issued under the plan, leaving 1,961,074 shares available for future purchase as of December 31, 2012.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

21. Fair Value:

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

		December 31, 2012		December 31, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	1	$331,550	$331,550	$491,228	$491,228
Investments and MBS:
Available for sale	2	1,513,157	1,513,157	2,547,876	2,547,876
Held to maturity	2	206	206	1,747	1,747
Loans held for sale	2	465,983	465,983	273,957	273,957
Loans receivable, net	3	6,101,749	6,154,296	5,341,179	5,347,555
Mortgage servicing rights, net	3	32,420	32,420	23,102	23,102
Other assets (1)	2	108,642	108,642	109,317	109,317
Financial liabilities:
Non-maturity deposits	2	4,697,147	4,697,147	3,824,948	3,824,948
Deposits with stated maturities	2	1,738,970	1,768,818	2,660,870	2,710,740
Borrowings	2	1,437,491	1,457,911	1,706,662	1,724,347
Other liabilities	2	4,025	4,025	9,212	9,212
(1) Other assets includes FHLB stock. As of December 31, 2012 and December 31, 2011, FHLB stock was carried at $97.5 million and $99.0 million, respectively.

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2012
Investment securities available for sale:
MBS	$1,308,838	$0	$1,308,838	$0
Municipal bonds	204,306	0	204,306	0
Other	13	0	13	0
Total investment securities available for sale	1,513,157	0	1,513,157	0
Loans held for sale	465,983	0	465,983	0
Other assets - derivatives	11,183	0	11,183	0
Total assets	$1,990,323	$0	$1,990,323	$0
Contingent consideration	$15,442	$0	$0	$15,442
Other liabilities - derivatives	4,025	0	4,025	0
Total liabilities	$19,467	$0	$4,025	$15,442
December 31, 2011
Investment securities available for sale:
MBS	$2,320,934	$0	$2,320,934	$0
Municipal bonds	207,456	0	207,456	0
Other	19,486	0	19,486	0
Total investment securities available for sale	2,547,876	0	2,547,876	0
Loans held for sale	223,638	0	223,638	0
Other assets - derivatives	10,269	0	10,269	0
Total assets	$2,781,783	$0	$2,781,783	$0
Other liabilities - derivatives	$9,212	$0	$9,212	$0

Contingent consideration represents the estimated liability for additional payments related to the First Independent transaction based on the application of a discounted cash flow methodology. The following table presents a roll-forward of contingent consideration. Valuation adjustments are included in noninterest expense within merger and acquisition expense.

Year Ended
December 31, 2012
(in thousands)
Beginning balance	$0
Additions	11,700
Valuation adjustments	3,742
Ending balance	$15,442

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Derivatives include mortgage banking interest rate lock and loan delivery commitments, interest rate swaps, and also at December 31, 2011 a common stock warrant carried as a derivative liability. See Note 18 for a further discussion of these derivatives. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Mortgage banking operations	$11,447	$7,506

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3	Losses During the Year Ended December 31, 2012
	(in thousands)
Loans	$172,172	$0	$0	$172,172	$(27,649)
OREO	18,074	0	0	18,074	(1,296)
Mortgage servicing rights	32,420	0	0	32,420	(230)
	December 31, 2011				Losses During the Year Ended December 31, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Loans	$268,837	$0	$0	$268,837	$(47,372)
OREO	31,379	0	0	31,379	(10,860)
Mortgage servicing rights	23,102	0	0	23,102	(6,191)

The loans disclosed above represent the net balance of loans as of period end for which a charge-off or specific reserve has been recognized during the years ended December 31, 2012 and 2011, with these charges comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value of properties for which a specific reserve was established during the periods presented as a result of updated appraisals subsequent to foreclosure. The appraisals may use comparable sales and income approach valuation methods and may be adjusted to reflect current market or property information. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $3.9 million and $20.9 million for the years ended December 31, 2012 and 2011, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis. Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

December 31, 2012
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows
External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling and commission costs ranging from 4.5% to 9%. Amount and timing of cash flows based upon current discount rates.

OREO	Income, Market, Comparable Sales,
External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling and commissions costs ranging from 4.5% to 9%.

Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed 18.3%; weighted average discount rate 10.1%

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

22. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Bank:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2012
Tier 1 leverage ratio
Sterling	$1,115,834	12.1%	$367,909	4.0%	$459,886	5.0%
Sterling Bank	1,100,443	12.0%	368,053	4.0%	460,066	5.0%
Tier 1 risk-based capital ratio
Sterling	1,115,834	17.5%	255,750	4.0%	383,625	6.0%
Sterling Bank	1,100,443	17.2%	255,875	4.0%	383,812	6.0%
Total risk-based capital ratio
Sterling	1,196,773	18.7%	511,499	8.0%	639,374	10.0%
Sterling Bank	1,181,421	18.5%	511,749	8.0%	639,687	10.0%
As of December 31, 2011
Tier 1 leverage ratio
Sterling	1,045,761	11.4%	366,048	4.0%	457,560	5.0%
Sterling Bank	1,019,016	11.1%	366,018	4.0%	457,523	5.0%
Tier 1 risk-based capital ratio
Sterling	1,045,761	17.8%	234,859	4.0%	352,288	6.0%
Sterling Bank	1,019,016	17.4%	234,468	4.0%	351,705	6.0%
Total risk-based capital ratio
Sterling	1,120,563	19.1%	469,718	8.0%	587,147	10.0%
Sterling Bank	1,093,697	18.7%	468,936	8.0%	586,171	10.0%

23. Segment Information:

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

In 2012, Sterling combined its Commercial Real Estate and Community Banking segments to improve how it made decisions and measured the segments' performance. Segment results for the 2011 comparable period have been restated to reflect current period presentation. The 2010 comparable period is grouped according to the original classifications, due to the impracticability of reclassification to current period presentation.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

	As of and for the Year Ended December 31, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$360,901	$28,299	$0	$389,200
Interest expense	78,004	0	6,518	84,522
Net interest income	282,897	28,299	(6,518)	304,678
Provision for credit losses	9,980	20	0	10,000
Noninterest income	46,433	108,391	(571)	154,253
Noninterest expense	266,486	92,742	(3,975)	355,253
Income (loss) before income taxes	$52,864	$43,928	$(3,114)	$93,678
Total assets	$8,754,170	$477,127	$5,613	$9,236,910

	As of and for the Year Ended December 31, 2011
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$387,365	$16,927	$0	$404,292
Interest expense	102,963	0	6,134	109,097
Net interest income	284,402	16,927	(6,134)	295,195
Provision for credit losses	56,507	71	(26,578)	30,000
Noninterest income	76,337	48,865	1,126	126,328
Noninterest expense	295,139	58,979	(1,728)	352,390
Income (loss) before income taxes	$9,093	$6,742	$23,298	$39,133
Total assets	$9,219,398	$2,594	$(28,755)	$9,193,237

	As of and for the Year Ended December 31, 2010
	Community Banking	Residential Construction Lending	Residential Mortgage Banking	Commercial Mortgage Banking	Other and Eliminations	Total
	(in thousands)
Interest income	$393,754	$34,559	$13,243	$3,573	$4	$445,133
Interest expense	128,294	18,967	7,742	0	6,103	161,106
Net interest income	265,460	15,592	5,501	3,573	(6,099)	284,027
Provision for credit losses	177,232	64,767	8,230	0	0	250,229
Noninterest income	67,499	60	65,099	2,470	1,837	136,965
Noninterest expense	332,557	7,291	36,785	5,070	13,342	395,045
Income (loss) before income taxes	$(176,830)	$(56,406)	$25,585	$973	$(17,604)	$(224,282)
Total assets	$7,643,294	$25,562	$1,811,601	$6,340	$6,372	$9,493,169

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

24. Parent Company Only Financial Information:

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

Parent Only Balance Sheets	December 31,	December 31,
	2012	2011
Assets:	(in thousands)
Cash and cash equivalents	$24,443	$44,602
Investments in subsidiaries:
Sterling Bank	1,417,025	1,089,820
Other subsidiaries	8,307	8,185
Receivable from subsidiaries	0	283
Other assets	20,755	1,158
Total assets	$1,470,530	$1,144,048
Liabilities and Shareholders' Equity:
Accrued expenses payable	$3,072	$4,111
Junior subordinated debentures	245,294	245,290
Due to affiliates	4,241	16,090
Shareholders' equity	1,217,923	878,557
Total liabilities and shareholders' equity	$1,470,530	$1,144,048

Parent Only Statements of Operations	Years Ended December 31,
(in thousands)	2012	2011	2010
	(in thousands)
Interest income	$268	$300	$253
Interest expense	6,785	6,433	6,349
Net interest expense	(6,517)	(6,133)	(6,096)
Equity in net earnings of subsidiary	380,294	50,961	(206,677)
Noninterest expenses	5,385	5,699	11,568
Income before income taxes	368,392	39,129	(224,341)
Income tax benefit	17,329	4	59
Net income (loss)	$385,721	$39,133	$(224,282)

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Parent Only Statements of Cash Flows	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$385,721	$39,133	$(224,282)
Adjustments to reconcile net income to net cash used in operating activities	(412,528)	(42,051)	214,128
Net cash used in operating activities	(26,807)	(2,918)	(10,154)
Cash flows from investing activities:
Investments in subsidiaries, net	0	0	(650,000)
Dividends from subsidiary	52,600	0	0
Net cash provided by (used in) investing activities	52,600	0	(650,000)
Cash flows from financing activities:
Net proceeds from stock issuances	3,791	0	683,334
Dividends paid	(49,743)	0	0
Net cash provided by (used in) financing activities	(45,952)	0	683,334
Net change in cash and cash equivalents	(20,159)	(2,918)	23,180
Cash and cash equivalents, beginning of year	44,602	47,520	24,340
Cash and cash equivalents, end of year	$24,443	$44,602	$47,520

25.  Quarterly Financial Data (Unaudited):

The following tables present Sterling's condensed operations on a quarterly basis for the years ended December 31, 2012 and 2011:

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Interest income	$97,965	$100,990	$95,991	$94,254
Interest expense	23,612	22,080	20,683	18,147
Net interest income	74,353	78,910	75,308	76,107
Provision for credit losses	4,000	4,000	2,000	0
Net interest income after provision	70,353	74,910	73,308	76,107
Noninterest income	31,587	44,741	46,698	31,227
Noninterest expenses	88,649	87,607	89,408	89,589
Income before income taxes	13,291	32,044	30,598	17,745
Income tax benefit	0	288,842	0	3,201
Net income	13,291	320,886	30,598	20,946
Earnings per share - basic	$0.21	$5.17	$0.49	$0.34
Earnings per share - diluted	$0.21	$5.13	$0.49	$0.33
Weighted average shares outstanding - basic	62,078,404	62,112,936	62,139,833	62,159,683
Weighted average shares outstanding - diluted	62,682,987	62,610,054	62,845,864	62,867,030

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Interest income	$103,237	$102,347	$101,379	$97,329
Interest expense	29,494	27,540	26,543	25,520
Net interest income	73,743	74,807	74,836	71,809
Provision for credit losses	10,000	10,000	6,000	4,000
Net interest income after provision	63,743	64,807	68,836	67,809
Noninterest income	29,982	34,335	29,112	32,899
Noninterest expenses	88,308	91,587	86,620	85,875
Income before income taxes	5,417	7,555	11,328	14,833
Income tax benefit	0	0	0	0
Net income	5,417	7,555	11,328	14,833
Earnings per share - basic	$0.09	$0.12	$0.18	$0.24
Earnings per share - diluted	$0.09	$0.12	$0.18	$0.24
Weighted average shares outstanding - basic	61,930,783	61,943,851	61,958,183	61,989,094
Weighted average shares outstanding - diluted	62,335,212	62,312,224	62,041,203	62,194,011