Form 10-Q
period 2013-03-31
STERLING FINANCIAL CORP /WA/
filed 2013-05-07
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
 FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of April 30, 2013
Common Stock	62,296,704

March 31, 2013

STERLING FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares)

	March 31, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents:
Interest bearing	$213,390	$173,962
Noninterest bearing	68,974	125,916
Total cash and cash equivalents	282,364	299,878
Restricted cash	14,846	31,672
Investments and mortgage-backed securities (“MBS”):
Available for sale	1,471,563	1,513,157
Held to maturity	195	206
Loans held for sale	295,505	465,983
Loans receivable, net	6,334,560	6,101,749
Accrued interest receivable	30,705	28,019
Other real estate owned, net (“OREO”)	29,056	25,042
Properties and equipment, net	96,594	93,850
Bank-owned life insurance (“BOLI”)	185,953	179,828
Goodwill	22,577	22,577
Other intangible assets, net	17,866	19,072
Mortgage servicing rights, net	45,061	32,420
Deferred tax asset, net	288,764	292,082
Other assets, net	140,827	131,375
Total assets	$9,256,436	$9,236,910
LIABILITIES:
Deposits:
Noninterest bearing	$1,705,835	$1,702,740
Interest bearing	4,892,003	4,733,377
Total deposits	6,597,838	6,436,117
Advances from Federal Home Loan Bank (“FHLB”)	541,259	605,330
Securities sold under repurchase agreements	531,066	586,867
Junior subordinated debentures	245,295	245,294
Accrued interest payable	3,845	4,229
Accrued expenses and other liabilities	100,128	141,150
Total liabilities	8,019,431	8,018,987
SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,275,581 and 62,207,529 shares outstanding, respectively	1,969,070	1,968,025
Accumulated other comprehensive income	56,076	60,712
Accumulated deficit	(788,141)	(810,814)
Total shareholders’ equity	1,237,005	1,217,923
Total liabilities and shareholders’ equity	$9,256,436	$9,236,910

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans	$81,187	$79,841
MBS	7,297	15,335
Investments and cash equivalents	2,273	2,789
Total interest income	90,757	97,965
Interest expense:
Deposits	6,307	11,102
Short-term borrowings	446	2,206
Long-term borrowings	7,110	10,304
Total interest expense	13,863	23,612
Net interest income	76,894	74,353
Provision for credit losses	0	4,000
Net interest income after provision for credit losses	76,894	70,353
Noninterest income:
Fees and service charges	14,130	12,740
Mortgage banking operations	13,794	18,544
BOLI	1,557	1,746
Gains on sales of securities	0	142
Gains on other loan sales	25	600
Other	8,060	(2,185)
Total noninterest income	37,566	31,587
Noninterest expense	81,929	88,649
Income before income taxes	32,531	13,291
Income tax (provision) benefit	(9,853)	0
Net income	$22,678	$13,291
Earnings per share - basic	$0.36	$0.21
Earnings per share - diluted	$0.36	$0.21
Dividends declared per share	$0.00	$0.00
Weighted average shares outstanding - basic	62,242,183	62,078,404
Weighted average shares outstanding - diluted	63,004,784	62,682,987

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

		Three Months Ended
		March 31,
		2013		2012
Net income		$22,678		$13,291
Beginning balance, accumulated other comprehensive income	$60,712		$61,115
Other comprehensive (loss) income:
Change in unrealized gains on investments and MBS available for sale		(7,359)		4,598
Realized net gains reclassified from other comprehensive income		0		(142)
Less deferred income tax provision		2,723		0
Net other comprehensive (loss) income		(4,636)		4,456
Ending balance, accumulated other comprehensive income	$56,076		$65,571
Comprehensive income		$18,042		$17,747
For the periods presented, accumulated other comprehensive income was comprised solely of unrealized market value adjustments on available for sale securities. The realized portion reclassified out of other comprehensive income is reflected on the income statement in gains on sales of securities.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$22,678	$13,291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	0	4,000
Net gain on sales of loans	(10,614)	(13,939)
Net gain on sales of investments and MBS	0	(142)
Net gain on mortgage servicing rights	(2,834)	(2,216)
Stock based compensation	632	990
Loss (gain) on OREO	214	(752)
Increase in cash surrender value of BOLI	(1,461)	(1,486)
Depreciation and amortization	10,692	10,921
Bargain purchase gain	(7,544)	0
Change in:
Accrued interest receivable	(2,253)	2,085
Prepaid expenses and other assets	2,148	(11,321)
Accrued interest payable	(419)	1,556
Accrued expenses and other liabilities	(47,044)	2,308
Proceeds from sales of loans originated for sale	797,735	578,189
Loans originated for sale	(631,632)	(577,405)
Net cash provided by operating activities	130,298	6,079
Cash flows from investing activities:
Change in restricted cash	16,826	(17,003)
Net change in loans	(129,515)	(125,173)
Proceeds from sales of loans	2,190	1,718
Purchase of investment securities	0	(2,530)
Proceeds from maturities of investment securities	169	13,484
Proceeds from sale of investment securities	0	178,380
Purchase of MBS	(76,590)	(72,032)
Principal payments received on MBS	108,098	158,133
Proceeds from sales of MBS	0	283
Office properties and equipment, net	(5,537)	(1,814)
Improvements and other changes to OREO	(125)	(760)
Proceeds from sales of OREO	6,738	22,424
Net change in cash and cash equivalents from acquisitions	6,877	121,098
Net cash (used in) provided by investing activities	$(70,869)	$276,208

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—cont. (in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Net change in deposits	$43,499	$(231,869)
Advances from FHLB	225,000	0
Repayment of advances from FHLB	(290,054)	(200,052)
Net change in short term repurchase agreements	(5,801)	10,032
Payments under structured repurchase agreements	(50,000)	0
Proceeds from stock issuance, net	413	319
Net cash used in financing activities	(76,943)	(421,570)
Net change in cash and cash equivalents	(17,514)	(139,283)
Cash and cash equivalents, beginning of period	299,878	470,599
Cash and cash equivalents, end of period	$282,364	$331,316
Supplemental disclosures:
Cash paid during the period for:
Interest	$14,247	$21,923
Income taxes, net	687	31
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	6,764	9,385

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

1.	Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as disclosed in the annual report on Form 10-K for the year ended December 31, 2012. References to “Sterling,” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank.
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

During 2012, Sterling identified an error related to the classification of the loss on foreclosure amounts reported in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2012, and for the years ended December 31, 2011 and 2010, and the interim periods therein. The loss on foreclosure amounts were previously included in the cash flows from operating activities in the "Loss on OREO" line item, instead of the cash flows from investing activities in the "Net change in loans" line item. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to prior periods. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been revised for the three months ended March 31, 2012. This change resulted in a decrease of $5.3 million to cash flows from operating activities and an increase of the same amount to cash flows from investing activities for the three months ended March 31, 2012. This change did not affect net income, the balance sheet, or shareholders' equity for any period.

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” as amended by ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The guidance adds certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. ASU 2011-11 became effective for Sterling on January 1, 2013, and did not have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02,
similar to ASU 2011-08, provided a qualitative assessment of determining if it is more likely than not that impairment has occurred, to establish the extent to which further testing is required. ASU 2012-02 became effective for Sterling on
January 1, 2013, and did not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendment requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for Sterling on January 1, 2013, and did not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of such obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, and is not expected to have a material impact on Sterling's consolidated financial statements.

2. Business Combinations:

American Heritage Holdings. On February 28, 2013, Sterling paid $6.5 million in cash and paid off an existing note payable of $2.2 million for a total of $8.7 million in consideration to acquire American Heritage Holdings, the holding company for Borrego Springs Bank, N.A. ("Borrego"). Immediately following the acquisition, Borrego was merged with and into Sterling's principal operating subsidiary, Sterling Bank, with Borrego's operations continuing under the registered trade name of Borrego Springs Bank. As a result of this transaction, Sterling has expanded its SBA lending platform and added depository branches in Southern California. The following table summarizes the amounts recorded at closing:

February 28, 2013
(in thousands)
Cash and cash equivalents	15,626
Investments and MBS	1,030
Loans receivable, net	97,262
Core deposit intangible	453
Other assets	27,197
Total assets acquired	$141,568
Deposits	$118,221
Other liabilities	7,054
Total liabilities assumed	125,275
Net assets acquired	16,293
Consideration paid	8,749
Bargain purchase gain	$7,544
We recognized a bargain purchase gain of $7.5 million in the transaction for the net assets acquired in excess of the purchase price, primarily due to limited market for Borrego's assets, in addition to Borrego's regulatory and capital constraints. The bargain purchase gain is included in other noninterest income on the income statement for the three months ended March 31, 2013. The core deposit intangible has a weighted average amortization period of ten years and will be amortized on an accelerated basis. On the acquisition date of February 28, 2013, the contractual cash flows of purchased impaired loans, which are described in Note 4, from Borrego were $16.1 million, cash flows expected to be collected $13.6 million, and the fair value of the loans $11.9 million, with $9.8 million of these loans being guaranteed by government agencies.

As of February 28, 2013, the unpaid principal balance and contractual interest ("contractual cash flows") on purchased loans that had not exhibited evidence of credit deterioration was $83.3 million. Sterling estimated that $3.9 million of these cash flows would be uncollectable, resulting in a combined credit and interest rate discount of $4.5 million being recorded on these loans.

First Independent Bank. On February 29, 2012, Sterling Bank completed its acquisition of the operations of First Independent Bank ("First Independent") of Vancouver, WA, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $40.6 million, comprised of $28.9 million of cash paid at closing and contingent consideration with a fair value of $11.7 million at acquisition date. Due to favorable performance, the full value of the contingent consideration of $17 million may be recognized. During the first quarter 2013, a payment of $6.8 million was made for this contingent consideration, resulting in a remaining estimated fair value of $9.2 million. The following table summarizes the amounts recorded at closing:

February 29, 2012
(in thousands)
Cash and cash equivalents	$150,045
Investments and MBS	187,465
Loans receivable, net	349,990
Goodwill	22,577
Core deposit intangible	11,974
Fixed assets	4,038
Other assets	10,886
Total assets acquired	$736,975
Deposits	$695,919
Other liabilities	409
Total liabilities assumed	696,328
Net assets acquired	$40,647

The recorded goodwill of $22.6 million represents the inherent long-term value anticipated from synergies expected to be achieved as a result of the transaction. The amount recorded for goodwill includes subsequent adjustments, primarily from updated appraisals on fixed assets. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has a weighted average amortization period of ten years and will be amortized on an accelerated basis. On the acquisition date of February 29, 2012, the contractual cash flows of purchased impaired loans from First Independent were $24.4 million, cash flows expected to be collected $17.2 million, and the fair value of the loans $15.3 million.

As of February 29, 2012, the contractual cash flows on purchased loans that had not exhibited evidence of credit deterioration was $403.8 million. Sterling estimated that $12.7 million of these cash flows would be uncollectable, resulting in a discount of $21.8 million being recorded on these loans.

The following table presents certain First Independent stand alone amounts and pro forma Sterling and First Independent combined amounts as if the transaction had occurred on January 1, 2012. Cost savings estimates are not included in the pro forma combined results, nor are certain credit impaired loans and associated losses excluded from the purchase and assumption transaction.

	First Independent (stand alone)	Pro Forma Combined
	One Months Ended	Three Months Ended
	March 31, 2012
	(in thousands, except per share data)
Net interest income	$3,241	$80,834
Noninterest income	503	32,592
Net income	2,107	17,505
Earnings per share - basic	0.03	0.28
Earnings per share - diluted	$0.03	$0.28

3. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2013
Available for sale
MBS	$1,229,428	$39,074	$(172)	$1,268,330
Municipal bonds	188,434	15,219	(590)	203,063
Other	162	8	0	170
Total	$1,418,024	$54,301	$(762)	$1,471,563
Held to maturity
Tax credits	$195	$0	$0	$195
Total	$195	$0	$0	$195
December 31, 2012
Available for sale
MBS	$1,263,786	$45,052	$0	$1,308,838
Municipal bonds	188,467	16,452	(613)	204,306
Other	5	8	0	13
Total	$1,452,258	$61,512	$(613)	$1,513,157
Held to maturity
Tax credits	$206	$0	$0	$206
Total	$206	$0	$0	$206

Sterling’s MBS portfolio is comprised primarily of residential agency securities. Total sales of Sterling’s securities during the periods ended March 31, 2013 and 2012 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(in thousands)
Three Months Ended:
March 31, 2013	$0	$0	$0
March 31, 2012	178,663	142	0

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of March 31, 2013 and December 31, 2012, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
March 31, 2013
MBS	$32,685	$(172)	$0	$0	$32,685	$(172)
Municipal bonds	0	0	14,047	(590)	14,047	(590)
Other	0	0	0	0	0	0
Total	$32,685	$(172)	$14,047	$(590)	$46,732	$(762)
December 31, 2012
MBS	$0	$0	$0	$0	$0	$0
Municipal bonds	0	0	12,921	(613)	12,921	(613)
Other	0	0	0	0	0	0
Total	$0	$0	$12,921	$(613)	$12,921	$(613)

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below the amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in the recognition of an other-than-temporary impairment ("OTTI"). During the three months ended March 31, 2013 and 2012, no securities were determined to be other-than-temporarily impaired.

The following table presents the amortized cost and fair value of available for sale and held to maturity securities as of March 31, 2013, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held to maturity		Available for sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$0	$0
Due after one year through five years	0	0	2,720	2,917
Due after five years through ten years	0	0	72,378	75,451
Due after ten years	195	195	1,342,926	1,393,195
Total	$195	$195	$1,418,024	$1,471,563

4. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	March 31, 2013	December 31, 2012
	(in thousands)
Residential real estate	$857,864	$806,722
Commercial real estate ("CRE"):
Investor CRE	1,163,821	1,219,847
Multifamily	1,725,403	1,580,289
Construction	71,213	74,665
Total CRE	2,960,437	2,874,801
Commercial:
Owner occupied CRE	1,372,949	1,276,591
Commercial & Industrial ("C&I")	533,955	540,499
Total commercial	1,906,904	1,817,090
Consumer	752,292	754,621
Gross loans receivable	6,477,497	6,253,234
Deferred loan costs (fees), net	6,736	2,860
Allowance for loan losses	(149,673)	(154,345)
Net loans receivable	$6,334,560	$6,101,749

As of March 31, 2013 and December 31, 2012, loans pledged as collateral for borrowings from the FHLB and the Federal Reserve were $4.28 billion and $4.15 billion, respectively. Loans receivable include purchased impaired loans, which are loans acquired that are deemed to exhibit evidence of credit deterioration since origination and therefore, are classified as impaired.

The accounting for purchased impaired loans is periodically updated for changes in the loans' cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. As of March 31, 2013, no allowance for credit losses was recorded in connection with purchased impaired loans, and the unpaid principal balance and carrying amount of these loans were $37.0 million and $22.5 million, respectively. The following table presents a roll-forward of accretable yield over the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$1,332	$0
Additions	1,774	1,923
Accretion to interest income	(205)	(14)
Reclassifications	160	0
Ending balance	$3,061	$1,909

As of March 31, 2013 and December 31, 2012, net loans receivable included unamortized discounts on acquired loans of $27.0 million and $21.3 million, respectively. The following table presents, as of March 31, 2013, the five-year projected loan discount accretion to be recognized as an increase to interest income:

Amount
(in thousands)
Remainder of 2013	$2,938
Years ended December 31,
2014	2,796
2015	1,724
2016	1,032
2017	679
2018	434

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
March 31, 2013
Loans receivable, gross:
Individually evaluated for impairment	$0	$83,454	$48,342	$0	$0	$131,796
Collectively evaluated for impairment	857,864	2,876,983	1,858,562	752,292	0	6,345,701
Total loans receivable, gross	$857,864	$2,960,437	$1,906,904	$752,292	$0	$6,477,497
Allowance for loan losses:
Individually evaluated for impairment	$0	$4,308	$5,106	$0	$0	$9,414
Collectively evaluated for impairment	19,968	40,827	34,490	25,817	19,157	140,259
Total allowance for loan losses	$19,968	$45,135	$39,596	$25,817	$19,157	$149,673
December 31, 2012
Loans receivable, gross:
Individually evaluated for impairment	$9,134	$68,317	$48,312	$494	$0	$126,257
Collectively evaluated for impairment	797,588	2,806,484	1,768,778	754,127	0	6,126,977
Total loans receivable, gross	$806,722	$2,874,801	$1,817,090	$754,621	$0	$6,253,234
Allowance for loan losses:
Individually evaluated for impairment	$365	$3,182	$4,916	$0	$0	$8,463
Collectively evaluated for impairment	19,482	44,912	36,958	25,602	18,928	145,882
Total allowance for loan losses	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345
Purchased credit impaired loans included in loans collectively evaluated for impairment as of March 31, 2013 are $22.5 million and as of December 31, 2012 are $11.2 million.

The following tables present a roll-forward by segment of the allowance for credit losses for the periods presented:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2013 first quarter activity
Allowance for loan losses:
Beginning balance, Jan 1	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345
Provisions	960	(1,091)	(1,610)	1,512	229	0
Charge-offs	(1,019)	(2,923)	(1,588)	(1,644)	0	(7,174)
Recoveries	180	1,055	920	347	0	2,502
Ending balance, March 31	19,968	45,135	39,596	25,817	19,157	149,673
Reserve for unfunded credit commitments:
Beginning balance, Jan 1	2,230	405	2,806	2,118	443	8,002
Provisions	(309)	(50)	(373)	604	128	0
Charge-offs	(12)	0	0	0	0	(12)
Recoveries	0	0	0	0	0	0
Ending balance, March 31	1,909	355	2,433	2,722	571	7,990
Total credit allowance	$21,877	$45,490	$42,029	$28,539	$19,728	$157,663
2012 first quarter activity
Allowance for loan losses:
Beginning balance, Jan 1	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458
Provisions	(980)	(2,824)	4,458	2,638	708	4,000
Charge-offs	(2,187)	(11,518)	(9,533)	(2,452)	0	(25,690)
Recoveries	212	3,234	1,512	547	0	5,505
Ending balance, March 31	12,242	80,614	34,483	14,160	19,774	161,273
Reserve for unfunded credit commitments:
Beginning balance, Jan 1	3,828	2,321	1,796	1,787	297	10,029
Provisions	(25)	(713)	665	(505)	578	0
Charge-offs	(1)	0	0	0	0	(1)
Recoveries	0	0	0	0	0	0
Ending balance, March 31	3,802	1,608	2,461	1,282	875	10,028
Total credit allowance	$16,044	$82,222	$36,944	$15,442	$20,649	$171,301

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

Sterling assigns risk rating classifications to its loans. These risk ratings are divided into the following groups:

Pass - the asset is considered of sufficient quality to preclude a Marginal rating. Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.
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

The following table presents credit quality indicators for Sterling’s loan portfolio grouped according to internally assigned risk ratings and performance status:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
March 31, 2013
Pass	$766,136	$571,102	$1,640,373	$11,362	$733,524	$346,956	$722,180	$4,791,633	74%
Marginal	52,250	453,064	69,576	41,995	499,192	149,595	15,901	1,281,573	20%
Special mention	11,542	81,649	10,568	4,585	76,629	29,485	5,425	219,883	3%
Substandard	27,625	55,001	4,667	12,187	58,560	7,894	8,786	174,720	3%
Doubtful/Loss	311	3,005	219	1,084	5,044	25	0	9,688	0%
Total	$857,864	$1,163,821	$1,725,403	$71,213	$1,372,949	$533,955	$752,292	$6,477,497	100%
Restructured	$24,407	$8,482	$3,504	$9,718	$22,263	$806	$304	$69,484	1%
Nonaccrual	18,421	35,765	1,321	7,488	40,458	4,407	5,787	113,647	2%
Nonperforming	42,828	44,247	4,825	17,206	62,721	5,213	6,091	183,131	3%
Performing	815,036	1,119,574	1,720,578	54,007	1,310,228	528,742	746,201	6,294,366	97%
Total	$857,864	$1,163,821	$1,725,403	$71,213	$1,372,949	$533,955	$752,292	$6,477,497	100%
December 31, 2012
Pass	$714,346	$599,660	$1,486,824	$10,946	$678,916	$349,674	$723,698	$4,564,064	73%
Marginal	53,722	472,801	74,379	42,518	454,348	146,554	17,255	1,261,577	20%
Special mention	11,739	77,342	10,122	3,401	85,228	38,874	4,864	231,570	4%
Substandard	26,550	67,347	8,745	17,534	53,183	5,397	8,804	187,560	3%
Doubtful/Loss	365	2,697	219	266	4,916	0	0	8,463	0%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
Restructured	$22,968	$4,334	$4,094	$8,551	$23,152	$810	$307	$64,216	1%
Nonaccrual	20,457	46,399	4,055	8,144	31,696	3,424	6,938	121,113	2%
Nonperforming	43,425	50,733	8,149	16,695	54,848	4,234	7,245	185,329	3%
Performing	763,297	1,169,114	1,572,140	57,970	1,221,743	536,265	747,376	6,067,905	97%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%

Purchased credit impaired loans of $15.7 million as of March 31, 2013, and $2.1 million as of December 31, 2012, are included in the nonaccrual loans.

Aging by class for Sterling’s loan portfolio as of March 31, 2013 and December 31, 2012 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
March 31, 2013
30 - 59 days past due	$5,884	$6,004	$168	$219	$7,666	$1,048	$4,810	$25,799	0%
60 - 89 days past due	2,587	5,329	0	3,661	5,522	414	1,281	18,794	0%
> 90 days past due	19,542	23,404	1,184	7,488	27,780	2,096	4,034	85,528	2%
Total past due	28,013	34,737	1,352	11,368	40,968	3,558	10,125	130,121	2%
Current	829,851	1,129,084	1,724,051	59,845	1,331,981	530,397	742,167	6,347,376	98%
Total Loans	$857,864	$1,163,821	$1,725,403	$71,213	$1,372,949	$533,955	$752,292	$6,477,497	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%
December 31, 2012
30 - 59 days past due	$5,800	$10,565	$707	$611	$10,543	$2,690	$4,028	$34,944	1%
60 - 89 days past due	1,576	1,042	479	0	3,300	376	1,796	8,569	0%
> 90 days past due	20,507	34,196	3,436	8,243	20,883	1,954	4,717	93,936	2%
Total past due	27,883	45,803	4,622	8,854	34,726	5,020	10,541	137,449	3%
Current	778,839	1,174,044	1,575,667	65,811	1,241,865	535,479	744,080	6,115,785	97%
Total Loans	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%

Sterling considers its nonperforming loans to be impaired loans. The following table summarizes impaired loans by class as of March 31, 2013 and December 31, 2012:

			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
March 31, 2013
Residential real estate	$47,967	$5,139	$42,517	$311	$311
CRE:
Investor CRE	50,451	6,204	34,451	9,796	3,005
Multifamily	5,562	737	3,575	1,250	219
Construction	31,541	14,335	11,584	5,622	1,084
Total CRE	87,554	21,276	49,610	16,668	4,308
Commercial:
Owner Occupied CRE	71,229	8,508	44,935	17,786	5,107
C&I	17,223	12,010	5,213	0	0
Total commercial	88,452	20,518	50,148	17,786	5,107
Consumer	6,509	418	6,091	0	0
Total	$230,482	$47,351	$148,366	$34,765	$9,726
			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2012
Residential real estate	$49,816	$6,391	$43,060	$365	$365
CRE:
Investor CRE	59,099	8,366	33,540	17,193	2,697
Multifamily	9,554	1,405	6,873	1,276	219
Construction	31,040	14,345	15,421	1,274	266
Total CRE	99,693	24,116	55,834	19,743	3,182
Commercial:
Owner Occupied CRE	61,300	6,452	42,075	12,773	4,916
C&I	16,959	12,725	4,234	0	0
Total commercial	78,259	19,177	46,309	12,773	4,916
Consumer	7,671	426	7,245	0	0
Total	$235,439	$50,110	$152,448	$32,881	$8,463

The following table presents the average book balance and interest income recognized for impaired loans by class for the periods presented:

	Three Months Ended March 31,
	2013		2012
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$43,127	$152	$46,157	$244
Investor CRE	47,490	347	49,703	582
Multifamily	6,487	35	6,519	95
Construction	16,951	1,701	89,477	852
Owner Occupied CRE	58,785	394	73,771	778
C&I	4,723	34	12,288	29
Consumer	6,668	5	5,517	0
Total	$184,231	$2,668	$283,432	$2,580

The following tables present loans that were modified and recorded as troubled debt restructurings (“TDR’s”) during the following period:

	Three Months Ended March 31,
	2013			2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	9	$2,134	$1,929	4	1,041	1,040
Investor CRE	3	1,482	1,180	1	1,302	1,302
Multifamily	0	0	0	1	1,612	1,611
Construction	0	0	0	1	2,692	2,692
Owner Occupied CRE	3	2,432	2,414	3	6,632	6,624
C&I	0	0	0	4	1,988	706
Consumer	0	0	0	0	0	0
Total (1)	15	$6,048	$5,523	14	15,267	13,975

(1) Amounts exclude specific loan loss reserves.

Substantially all TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of March 31, 2013, Sterling had specific reserves of $706,000 on TDRs which were restructured during the previous three months. There were no loans that were removed from TDR status during this period.

The following table shows the post-modification recorded investment by class for TDRs restructured during the periods presented by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Extension of Terms	Forgiveness of Principal and/or Interest	Total
Three Months Ended March 31, 2013	(in thousands)
Residential Real Estate	$0	$1,395	$203	$331	$1,929
Investor CRE	0	1,139	0	41	1,180
Multifamily	0	0	0	0	0
Construction	0	0	0	0	0
Owner CRE	730	1,684	0	0	2,414
C&I	0	0	0	0	0
Consumer	0	0	0	0	0
Total	$730	$4,218	$203	$372	$5,523

Three Months Ended March 31, 2012
Residential Real Estate	$407	$633	$0	$0	$1,040
Investor CRE	0	1,302	0	0	1,302
Multifamily	0	1,611	0	0	1,611
Construction	0	0	2,692	0	2,692
Owner CRE	0	6,624	0	0	6,624
C&I	0	0	0	706	706
Consumer	0	0	0	0	0
Total	$407	$10,170	$2,692	$706	$13,975

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. There were no TDR’s completed during the twelve month period ended March 31, 2013 that subsequently defaulted during the period.

5.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of a purchase price over the net assets acquired. The following table presents a roll-forward of Sterling's goodwill:

	2013	2012
	(in thousands)
Beginning balance, January 1	$22,577	$0
Acquired	0	21,730
Ending balance, March 31	$22,577	$21,730

Goodwill acquired during the three months ended March 31, 2012 was related to the First Independent transaction and has been allocated to the Community Banking segment. Goodwill is not amortized, but is reviewed for impairment at least annually. Other intangible assets at March 31, 2013 and December 31, 2012 were comprised of core deposit intangibles from various acquisitions, and other identifiable intangibles related to First Independent's trust and wealth management business. The following table provides details of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2013	(in thousands)
Core deposit intangibles	$55,873	$39,644	$16,229
Other	1,800	163	1,637
December 31, 2012
Core deposit intangibles	55,420	38,029	17,391
Other	1,800	119	1,681

The following table provides the projected core deposit and other intangibles amortization expense for the remainder of 2013 and the next five years:

Amount
Remainder of 2013	$4,853
Years ended December 31,
2014	3,406
2015	2,416
2016	1,316
2017	1,215
2018	1,126

6. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and has assumed similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures mature 30 years after issuance, and are redeemable, subject to certain conditions. As of March 31, 2013, all of Sterling's junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

Details of the junior subordinated debentures are as follows:

				March 31, 2013
Subsidiary Issuer	Issue Date	Maturity Date	Next Interest Payment Date	Rate		Amount
	(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	April 2013	1.71%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	June 2013	1.91		51,547
Sterling Capital Trust VII	June 2006	June 2036	June 2013	1.81		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	June 2013	2.08		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	June 2013	3.48		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	June 2013	3.53		20,619
Sterling Capital Trust IV	May 2003	May 2033	May 2013	3.44		10,310
Sterling Capital Trust III	April 2003	April 2033	April 2013	3.55		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	June 2013	3.43		9,434
Klamath First Capital Trust I	July 2001	July 2031	July 2013	4.22		15,238
				2.42%	*	$245,295
* Weighted average rate.

7. Earnings Per Share:

The following table presents the computations for basic and diluted earnings per common share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except shares and per share amounts)
Numerator:
Net income	$22,678	$13,291
Denominator:
Weighted average shares outstanding - basic	62,242,183	62,078,404
Dilutive securities outstanding	762,601	604,583
Weighted average shares outstanding - diluted	63,004,784	62,682,987
Earnings per share - basic	$0.36	$0.21
Earnings per share - diluted	$0.36	$0.21
Antidilutive securities outstanding (weighted average):
Stock options	18,315	15,191
Restricted shares	1,295	1,859
Total antidilutive securities outstanding	19,610	17,050

8. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Employee compensation and benefits	$42,436	$47,381
OREO operations	2,030	1,992
Occupancy and equipment	9,859	10,287
Data processing	6,577	6,430
FDIC insurance	1,930	1,856
Professional fees	5,952	2,989
Depreciation	2,934	2,913
Advertising	2,436	3,154
Travel and entertainment	1,171	1,064
Merger and acquisition	1,036	6,135
Amortization of other intangible assets	1,659	1,405
Other	3,909	3,043
Total noninterest expense	$81,929	$88,649

9. Income Taxes:

During the three months ended March 31, 2013, Sterling recognized income tax expense of $9.9 million, reflecting a 30% effective tax rate, while no income tax expense was recognized in the comparable 2012 period. The effective tax rate for the three months ended March 31, 2013 reflected permanent differences between book income and tax income, from the Borrego acquisition bargain purchase gain, in addition to tax exempt municipal bond and BOLI income. As of March 31, 2013, the net deferred tax asset was $288.8 million, including $267.9 million of net operating loss and tax credit carry-forwards, compared with $292.1 million as of December 31, 2012, including $274.0 million of net operating loss and tax credit carry-forwards.

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

10. Stock Based Compensation:

The following table presents a summary of restricted stock unit activity during the period:

	Shares	Weighted Average Grant Price
Balance, January 1, 2013	385,513	$19.16
Granted	11,526	21.33
Vested	(70,824)	19.54
Forfeited	(3,097)	18.36
Outstanding, March 31, 2013	323,118	$19.16

The following table presents a summary of stock option activity during the period:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2013	12,399	$1,433.63
Granted	141,044	21.47
Exercised	0	0.00
Expired	(1,913)	2,189.22
Cancelled	(68)	1,589.94
Outstanding, March 31, 2013	151,462	$108.99
Exercisable, March 31, 2013	10,418	$1,293.86

The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used during the period were:

Three Months Ended March 31, 2013
Expected volatility	40%
Expected term (in years)	10
Expected dividend yield	3%
Risk free interest rate	1.97%

The following table presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
	(dollars in thousands)
March 31, 2013	9.2 years	$31	1.2 years	$0
December 31, 2012	1.3 years	0	1.2 years	0

As of March 31, 2013, a total of 5,242,895 shares remained available for grant under Sterling’s 2007 and 2010 Long-Term Incentive Plans. The stock options outstanding under these plans have terms of six and 10 years. Stock based compensation expense recognized during the periods presented was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Stock options	$104	$24
Restricted stock	991	1,002
Total	$1,095	$1,026

As of March 31, 2013, unrecognized equity compensation expense totaled $5.5 million as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.0 years.

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

Residential mortgage loans held for sale that were not committed to investors were $269.6 million and $419.1 million as of March 31, 2013 and December 31, 2012, respectively. The following table summarizes Sterling’s mortgage banking operations and interest rate swaps:

	March 31, 2013
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$263,446	$7,517	$0
Forward commitments	413,000	0	2,522
Interest rate swaps - broker-dealer	28,810	0	1,827
Interest rate swaps - customer	29,856	1,790	0
	December 31, 2012
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$242,061	$9,035	$0
Forward commitments	531,000	0	1,881
Interest rate swaps - broker-dealer	44,846	0	2,144
Interest rate swaps - customer	36,158	2,148	0

The fair value of these derivatives is included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap agreements are included in other noninterest income. The following table sets forth these gains and losses:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Mortgage banking operations	$(10,168)	$(2,362)
Other noninterest income	76	(612)

Also included in mortgage banking income were loan servicing fees of $2.7 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively.

12. Offsetting Assets and Liabilities:

Certain derivatives and repurchase agreements are subject to net settlement. Depending on the governing disclosure rules or elections made by management, amounts are presented gross or net on a balance sheet. The following summarizes the presentation of Sterling's interest rate swaps and securities sold under repurchase agreements, all of which are presented gross on Sterling's balance sheet:

				Pledged Collateral on Balance Sheet
March 31, 2013	Amount Recognized	Amount Offset on Balance Sheet	Amount Presented on Balance Sheet	Securities	Cash	Net Position
	(in thousands)
Assets
Interest rate swaps	$1,790	$0	$1,790	$0	$0	$1,790
Total	$1,790	$0	$1,790	$0	$0	$1,790
Liabilities
Securities sold under repurchase agreements	$531,066	$0	$531,066	$531,066	$0	$0
Interest rate swaps	1,827	0	1,827	0	1,827	0
Total	$532,893	$0	$532,893	$531,066	$1,827	$0
December 31, 2012
Assets
Interest rate swaps	$2,148	$0	$2,148	$0	$0	$2,148
Total	$2,148	$0	$2,148	$0	$0	$2,148
Liabilities
Securities sold under repurchase agreements	$586,867	$0	$586,867	$586,867	$0	$0
Interest rate swaps	2,144	0	2,144	0	2,144	0
Total	$589,011	$0	$589,011	$586,867	$2,144	$0

Sterling's cash, and investments and MBS included cash and securities pledged against its interest rate swap and securities sold under repurchase agreements liabilities.

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

		March 31, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:		(in thousands)
Cash and cash equivalents	1	$297,210	$297,210	$331,550	$331,550
Investments and MBS:
Available for sale	2	1,471,563	1,471,563	1,513,157	1,513,157
Held to maturity	2	195	195	206	206
Loans held for sale	2	295,505	295,505	465,983	465,983
Loans receivable, net	3	6,334,560	6,383,034	6,101,749	6,154,296
Mortgage servicing rights, net	3	45,061	46,009	32,420	32,420
Other assets (1)	2	106,335	106,335	108,642	108,642
Financial liabilities:
Non-maturity deposits	2	4,857,423	4,857,423	4,697,147	4,697,147
Deposits with stated maturities	2	1,740,415	1,765,301	1,738,970	1,768,818
Borrowings	2	1,317,620	1,335,093	1,437,491	1,457,911
Other liabilities	2	4,349	4,349	4,025	4,025
(1) Other assets includes FHLB stock. As of March 31, 2013 and December 31, 2012, FHLB stock was carried at $97.0 million and $97.5 million, respectively.

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

Derivatives.  Valuations of interest rate lock commitments and forward commitments are estimated using quoted market prices for similar instruments. Fair values for the interest rate swaps are based on the present value differential between the fixed interest rate payments and the floating interest rate payments as projected by the forward interest rate curve, over the term of the swap, with the recorded amount net of any credit valuation adjustments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2013
Investment securities available for sale:
MBS	$1,268,330	$0	$1,268,330	$0
Municipal bonds	203,063	0	203,063	0
Other	170	0	170	0
Total investment securities available for sale	1,471,563	0	1,471,563	0
Loans held for sale	295,505	0	295,505	0
Other assets - derivatives	9,307	0	9,307	0
Total assets	$1,776,375	$0	$1,776,375	$0
Contingent consideration	$9,190	$0	$0	$9,190
Other liabilities - derivatives	4,349	0	4,349	0
Total liabilities	$13,539	$0	$4,349	$9,190
December 31, 2012
Investment securities available for sale:
MBS	$1,308,838	$0	$1,308,838	$0
Municipal bonds	204,306	0	204,306	0
Other	13	0	13	0
Total investment securities available for sale	1,513,157	0	1,513,157	0
Loans held for sale	465,983	0	465,983	0
Other assets - derivatives	11,183	0	11,183	0
Total assets	$1,990,323	$0	$1,990,323	$0
Contingent consideration	$15,442	$0	$0	$15,442
Other liabilities - derivatives	4,025	0	4,025	0
Total liabilities	$19,467	$0	$4,025	$15,442

Contingent consideration represents the estimated liability for additional payments related to the First Independent transaction based on the application of a discounted cash flow methodology. The following table presents a roll-forward of contingent consideration:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$15,442	$0
Additions	0	11,779
Valuation adjustments	586	0
Payout	(6,838)	0
Ending balance	$9,190	$11,779

Valuation adjustments were included in noninterest expense as merger and acquisition expenses. The final payment determination date for this contingent consideration will be during the third quarter of 2013.

Derivatives include mortgage banking interest rate lock and loan delivery commitments, and interest rate swaps. See Note 11 for a further discussion of these derivatives. The difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Mortgage banking operations	$(10,189)	$(1,589)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	March 31, 2013
	Total Carrying Value	Level 1	Level 2	Level 3	Gains (Losses) During the Three Months Ended March 31, 2013
	(in thousands)
Loans	$56,794	$0	$0	$56,794	$(3,813)
OREO	13,772	0	0	13,772	(1,630)
Mortgage servicing rights	45,061	0	0	45,061	2,834
	December 31, 2012				Losses During the Year Ended December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$172,172	$0	$0	$172,172	$(27,649)
OREO	18,074	0	0	18,074	(1,296)
Mortgage servicing rights	32,420	0	0	32,420	(230)

The loans disclosed above represent the net balance of loans as of period end for which a charge-off or specific reserve has been recognized during the three months ended March 31, 2013, and the year ended December 31, 2012, respectively, with these losses comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value of properties for which a specific reserve was recorded during the periods presented as a result of updated appraisals subsequent to foreclosure. The appraisals may use comparable sales and income approach valuation methods and may be adjusted to reflect current market or property information. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $2.6 million and $3.9 million for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis. Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

March 31, 2013
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed: residential 15.2%, commercial 5.0% to 19.4%; weighted average discount rate: residential 10.2%, commercial 16.3% to 20.0%.

14. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Bank as of March 31, 2013:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 leverage ratio
Sterling	$1,142,864	12.8%	$357,358	4.0%	$446,698	5.0%
Sterling Bank	1,129,888	12.6%	357,628	4.0%	447,035	5.0%
Tier 1 risk-based capital ratio
Sterling	1,142,864	17.8%	257,657	4.0%	386,486	6.0%
Sterling Bank	1,129,888	17.5%	257,737	4.0%	386,606	6.0%
Total risk-based capital ratio
Sterling	1,224,334	19.0%	515,315	8.0%	644,143	10.0%
Sterling Bank	1,211,383	18.8%	515,474	8.0%	644,343	10.0%

15. Segment Information:

Sterling's operations are divided into two primary business segments that represent its core businesses:

•
Community Banking - providing traditional banking services through the retail banking, private banking and commercial banking groups, including the originating and servicing of commercial real estate, owner occupied CRE and C&I loans.

•	Home Loan Division - originating and selling residential real estate loans through its mortgage banking operations, on both a servicing-retained and servicing-released basis.

The Eliminations caption represents intercompany eliminations.

	As of and for the Three Months Ended March 31, 2013
	Community Banking	Home Loan Division	Eliminations	Total
	(in thousands)
Interest income	$83,690	$7,067	$0	$90,757
Interest expense	12,419	0	1,444	13,863
Net interest income	71,271	7,067	(1,444)	76,894
Provision for credit losses	0	0	0	0
Noninterest income	21,185	16,373	8	37,566
Noninterest expense	62,453	17,472	2,004	81,929
Income (loss) before income taxes	$30,003	$5,968	$(3,440)	$32,531
Total assets	$8,942,231	$308,209	$5,996	$9,256,436

	As of and for the Three Months Ended March 31, 2012
	Community Banking	Home Loan Division	Eliminations	Total
	(in thousands)
Interest income	$92,787	$5,178	$0	$97,965
Interest expense	22,493	0	1,119	23,612
Net interest income	70,294	5,178	(1,119)	74,353
Provision for credit losses	4,000	0	0	4,000
Noninterest income	19,178	12,761	(352)	31,587
Noninterest expense	72,776	14,614	1,259	88,649
Income (loss) before income taxes	$12,696	$3,325	$(2,730)	$13,291
Total assets	$9,529,511	$1,057	$(28,287)	$9,502,281

16. Commitments and Contingencies:

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

ERISA Class Action Litigation. On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling, as well as certain of Sterling's current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the "Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling's securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling's business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and over 90-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys' fees and costs. On September 26, 2012, Sterling received a letter from the U.S. Department of Labor (the “Department of Labor”) containing similar allegations as those set forth in the Complaint, demanding that the violations alleged in the Department of Labor's letter be corrected and notifying Sterling that the Department of Labor may take legal action in connection with such allegations, including assessing a civil money penalty. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint or in the letter from the Department of Labor could have a material adverse effect on Sterling's business, results of operations, and financial condition. In January 2013, a tentative settlement was reached, pursuant to which Sterling agreed to pay $3.0 million to settle the claims. The settlement is subject to approval by the court and the Department of Labor. On March 29, 2013, the Court preliminarily approved the settlement, with the final fairness hearing set for July 11, 2013.

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

17. Subsequent Event:

On May 2, 2013, Sterling announced that it had entered into a definitive agreement with Commerce National Bank ("CNB"), to acquire CNB for cash consideration of $42.9 million. The transaction, which has been approved by the boards of directors of Sterling and CNB, is expected to provide a significant enhancement to Sterling’s current operations in Southern California. The transaction is subject to approval by CNB shareholders and bank regulatory agencies, and other customary conditions of closing. It is expected to be completed during the third quarter of 2013. As of March 31, 2013, CNB had assets of approximately $242.7 million, loans of $146.3 million, deposits of $211.4 million, and shareholders’ equity of $30.1 million.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2012 annual report on Form 10-K.

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to “Sterling,” “the Company,” “we,” “our,” or “us” in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to “Sterling Bank” refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank that operates under the registered trade names of Sterling Bank and in California as Sonoma Bank and Borrego Springs Bank. Sterling Bank offers retail and commercial banking products and services, mortgage lending and wealth management to individuals, small businesses, commercial organizations and corporations. As of March 31, 2013, Sterling had assets of $9.26 billion and operated 171 depository branches in Washington, Oregon, Idaho and California.

Overview

Net income for the three months ended March 31, 2013 was $22.7 million, compared with $13.3 million for the three months ended March 31, 2012. The changes in operating results over the periods presented included an increase in net interest income and net interest margin, lower credit costs, higher fees and service charges, lower mortgage banking income, a bargain purchase gain, lower noninterest expense, and a provision for income taxes.

Net interest margin expanded to 3.69% for the three months ended March 31, 2013, from 3.38% for the three months ended March 31, 2012, driven by a decline in funding costs. The decline in funding costs reflected a shift in mix and repricing within deposits, as well as a lower balance of wholesale borrowings from securities sold under repurchase agreements. Net interest income expanded by $2.5 million over the periods presented, reflecting the decline in funding costs that exceeded the decline in interest income.

During the three months ended March 31, 2013, there was no provision for credit losses, compared with a $4.0 million provision during the first quarter of 2012, reflecting the decline in nonperforming assets. At March 31, 2013, nonperforming assets to assets was 2.29% compared to 3.68% at March 31, 2012.

Fees and service charges increased $1.4 million over the periods presented, reflecting new business acquired on February 29, 2012, in the purchase and assumption transaction with First Independent Investment Group, Inc. and its wholly-owned subsidiary, First Independent Bank (“First Independent”). Mortgage banking income declined $4.8 million over the periods presented, reflecting a decline in margin on loan sales.

On February 28, 2013, Sterling acquired American Heritage Holdings, the holding company for Borrego Springs Bank, N.A. ("Borrego"), for $8.7 million in cash consideration, adding an aggregate of $103.7 million of gross loans and $117.7 million of deposits. A bargain purchase gain of $7.5 million was recorded in connection with the acquisition, reflecting the fair value of net assets acquired in excess of the purchase price.

Selected Financial Data

	Three Months Ended
	March 31,
	2013	2012
Basic earnings per share	$0.36	$0.21
Diluted earnings per share	$0.36	$0.21
Return on average assets	1.00%	0.58%
Return on average equity	7.5%	6.0%
Net interest margin (tax equivalent)	3.69%	3.38%
Efficiency ratio (1)	72.5%	79.7%
Net charge-offs to average loans (annualized)	0.28%	1.33%

	March 31, 2013	December 31, 2012
Book value per share	$19.86	$19.58
Tangible book value per share	$19.21	$18.91
Market value per share	$21.69	$20.88
Tier one leverage ratio (consolidated)	12.8%	12.1%
Loan loss allowance to total loans	2.31%	2.47%
Nonperforming assets to total assets	2.29%	2.28%

(1) The efficiency ratio is noninterest expense, excluding OREO and amortization of other intangible assets, divided by net interest income (tax equivalent) plus noninterest income, excluding gains on sales of securities, charge on prepayment of debt, net gain on MT branch divestiture and bargain purchase gain.

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

	Three Months Ended
	March 31, 2013			March 31, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$4,134,204	$47,999	4.65%	$3,544,106	$44,083	4.98%
Commercial and consumer	2,667,145	33,304	5.06%	2,540,330	35,857	5.68%
Total loans (1)	6,801,349	81,303	4.81%	6,084,436	79,940	5.27%
MBS (2)	1,221,283	7,297	2.39%	2,225,040	15,335	2.76%
Investments and cash (2)	433,022	3,151	2.95%	582,753	3,819	2.64%
FHLB stock	97,484	0	0.00%	99,057	0	0.00%
Total interest earning assets	8,553,138	91,751	4.32%	8,991,286	99,094	4.42%
Noninterest earning assets (3)	638,824			291,245
Total average assets	$9,191,962			$9,282,531
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$727,102	67	0.04%	$559,643	104	0.07%
Savings and MMDA	2,341,096	758	0.13%	2,185,621	1,191	0.22%
Time deposits	1,718,381	5,482	1.29%	2,562,754	9,807	1.54%
Total interest bearing deposits	4,786,579	6,307	0.53%	5,308,018	11,102	0.84%
Borrowings	1,359,836	7,556	2.25%	1,625,916	12,510	3.09%
Total interest bearing liabilities	6,146,415	13,863	0.91%	6,933,934	23,612	1.37%
Noninterest bearing transaction	1,697,314	0	0.00%	1,326,770	0	0.00%
Total funding liabilities	7,843,729	13,863	0.72%	8,260,704	23,612	1.15%
Other noninterest bearing liabilities	121,322			127,498
Total average liabilities	7,965,051			8,388,202
Total average equity	1,226,911			894,329
Total average liabilities and equity	$9,191,962			$9,282,531
Net interest income and spread (4)		$77,888	3.41%		$75,482	3.05%
Net interest margin (4)			3.69%			3.38%
Deposits:
Total interest bearing deposits	$4,786,579	$6,307	0.53%	$5,308,018	$11,102	0.84%
Noninterest bearing transaction	1,697,314	0	0.00%	1,326,770	0	0.00%
Total deposits	$6,483,893	$6,307	0.39%	$6,634,788	$11,102	0.67%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans (“confirmed losses”) and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Net Interest Income. Sterling's net interest income increased $2.5 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, as a result of the decline in funding costs exceeding the decline in interest income. Funding costs declined as a result of a shift in the mix of, and repricing within, deposits, as well as a lower balance of wholesale borrowings from securities sold under repurchase agreements. Total interest income declined 7% as a result of a lower average balance in the securities portfolio, which was net of a 2% increase in interest income on loans reflecting higher average loan balances.

Provision for Credit Losses. During the three months ended March 31, 2013, there was no provision for credit losses, compared with a $4.0 million provision in the comparative 2012 period. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans and charge-offs.

Noninterest Income. Noninterest income was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Fees and service charges	$14,130	$12,740	11%
Mortgage banking operations	13,794	18,544	(26)%
BOLI	1,557	1,746	(11)%
Gains on sales of securities, net	0	142	(100)%
Gains on other loan sales	25	600	(96)%
Other	8,060	(2,185)	(469)%
Total noninterest income	$37,566	$31,587	19%

The growth in fees and service charges was primarily due to increased activity related to the addition of the First Independent accounts. The decline in mortgage banking income reflected lower margins on loan sales, as well as a decline in activity. Included in income from mortgage banking operations was a $2.8 million valuation increase on mortgage servicing rights, compared with a $2.2 million increase during the 2012 quarter. Other noninterest income for the three months ended March 31, 2013 included a $7.5 million bargain purchase gain in connection with the Borrego acquisition. For the first quarter of 2012, other noninterest income included $1.3 million of charges associated with branch consolidations.

The following table presents components of mortgage banking operations for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Residential loan sales	$787,377	$567,100
Change in warehouse and interest rate locks	(136,948)	95,010
Total mortgage banking activity	$650,429	$662,110
Margin on residential loan sales	1.63%	2.34%

The margin on residential loan sales, which includes fair value adjustments, was 1.63% for the first quarter of 2013, down from 2.34% for the first quarter of 2012. The margin on residential loan sales for the first quarter of 2013 was adversely impacted by actual loan sale execution margins being lower than the associated recorded fair values for both residential loans held for sale and interest rate lock commitments at December 31, 2012. Although Sterling hedges both its residential loans held for sale and interest rate lock commitments for valuation exposure due to changes in market interest rates, any value in excess of normal market margins are not hedged.

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012	% change
	(in thousands)
Employee compensation and benefits	$42,436	$47,381	(10)%
OREO operations	2,030	1,992	2%
Occupancy and equipment	9,859	10,287	(4)%
Data processing	6,577	6,430	2%
FDIC insurance	1,930	1,856	4%
Professional fees	5,952	2,989	99%
Depreciation	2,934	2,913	1%
Advertising	2,436	3,154	(23)%
Travel and entertainment	1,171	1,064	10%
Merger and acquisition	1,036	6,135	(83)%
Amortization of other intangible assets	1,659	1,405	18%
Other	3,909	3,043	28%
Total noninterest expense	$81,929	$88,649	(8)%

Employee compensation and benefits during the three months ended March 31, 2012 included severance costs related to a reduction in force, and a higher level of commissions from increased loan production levels. The increase in professional fees for the three months ended March 31, 2013 compared with the 2012 period is principally related to ongoing litigation and other legal matters. Advertising expense during the three months ended March 31, 2012 included costs related to the rebranding of Sterling Savings Bank as Sterling Bank, with no rebranding charges recognized during the three months ended March 31, 2013. Merger and acquisition expense during the three months ended March 31, 2012 reflected costs associated with the First Independent transaction. For the first quarter of 2013, other noninterest expense included a $1.5 million charge in connection with a tentative settlement of a class action wage and hours claim.

Income Tax Provision. During the three months ended March 31, 2013, Sterling recognized income tax expense of $9.9 million, reflecting a 30% effective tax rate, while no income tax expense was recognized in the comparable 2012 period. The effective tax rate for the three months ended March 31, 2013 reflected permanent differences between book income and tax income, from the Borrego acquisition bargain purchase gain, in addition to tax exempt municipal bond and BOLI income. As of March 31, 2013, the net deferred tax asset was $288.8 million, including $267.9 million of net operating loss and tax credit carry-forwards, compared with $292.1 million as of December 31, 2012, including $274.0 million of net operating loss and tax credit carry-forwards.

Financial Position

Assets. At March 31, 2013, Sterling’s assets were $9.26 billion, an increase of $19.5 million from December 31, 2012. A decline in loans held for sale was offset by an increase in loans held for investment, with gross loans receivable increasing 4%. Investment and MBS declined 3% during the quarter from prepayments and maturities being greater than purchases. On March 31, 2013, the investment and MBS portfolio had an unrealized net gain of $53.5 million versus $60.9 million at December 31, 2012. The Borrego acquisition during the first quarter 2013 added total assets of $141.6 million.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$857,864	13	$806,722	13
Commercial real estate ("CRE"):
Investor CRE	1,163,821	18	1,219,847	20
Multifamily	1,725,403	27	1,580,289	25
Construction	71,213	1	74,665	1
Total CRE	2,960,437	46	2,874,801	46
Commercial:
Owner occupied CRE	1,372,949	21	1,276,591	20
Commercial & Industrial ("C&I")	533,955	8	540,499	9
Total commercial	1,906,904	29	1,817,090	29
Consumer	752,292	12	754,621	12
Gross loans receivable	6,477,497	100%	6,253,234	100%
Deferred loan fees, net	6,736		2,860
Allowance for loan losses	(149,673)		(154,345)
Loans receivable, net	$6,334,560		$6,101,749

The acquisition of Borrego during the first quarter 2013 added $97.3 million in loans, which were primarily SBA loans that have been included in the table above in owner occupied CRE. Excluding loans acquired in the Borrego transaction, during the quarter, loans expanded at an annualized rate of 8%.

The following table sets forth Sterling’s loan originations and purchases for the periods indicated. These amounts do not include the amounts acquired upon completion of the Borrego transaction, which occurred during the three months ended March 31, 2013, and do not include the amounts acquired upon completion of the First Independent transaction, which occurred during the three months ended March 31, 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Loan originations:	(in thousands)
Residential real estate:
For sale	$632,905	$576,876
Permanent	97,314	28,728
Total residential real estate	730,219	605,604
CRE:
Investor CRE	14,442	6,456
Multifamily	185,914	172,710
Construction	1,730	823
Total CRE	202,086	179,989
Commercial:
Owner occupied CRE	60,477	28,355
C&I	83,097	53,986
Total commercial	143,574	82,341
Consumer	69,227	56,455
Total loan originations	1,145,106	924,389
Total portfolio loan originations (excludes residential real estate for sale)	512,201	347,513
Loan purchases:
Residential real estate	177	37,028
CRE:
Investor CRE	1,849	0
Multifamily	221	140
Total CRE	2,070	140
Commercial:
Owner occupied CRE	1,071	0
C&I	0	0
Total commercial	1,071	0
Consumer	0	0
Total loan purchases	3,318	37,168
Total loan originations and purchases	$1,148,424	$961,557

Loan originations grew over the periods presented by 21%, or $124.6 million for residential, 74%, or $61.2 million for commercial, and 12%, or $22.1 million for commercial real estate. Residential loan purchases during the three months ended March 31, 2012 were comprised primarily of adjustable rate mortgages at yields favorable to MBS.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Allowance for credit losses
Allowance - loans, beginning balance	$154,345	$177,458
Provision	0	4,000
Charge-offs	(7,174)	(25,690)
Recoveries	2,502	5,505
Allowance - loans, ending balance	149,673	161,273
Allowance - unfunded commitments, beginning balance	8,002	10,029
Provision	0	0
Charge-offs	(12)	(1)
Allowance - unfunded commitments, ending balance	7,990	10,028
Total credit allowance	$157,663	$171,301

See Note 4 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The decline in the allowance for credit losses over the periods presented reflects a reduction in the level of classified loans, as well as lower historical loss rates. The following table presents classified assets, which are comprised of loans risk rated as substandard, doubtful or loss, and OREO.

	March 31, 2013	December 31, 2012
	(in thousands)
Residential real estate	$27,936	$26,915
CRE:
Investor CRE	58,006	70,044
Multifamily	4,886	8,964
Construction	13,289	17,800
Total CRE	76,181	96,808
Commercial:
Owner occupied CRE	63,611	58,119
C&I	9,045	6,006
Total commercial	72,656	64,125
Consumer	8,973	8,942
Total classified loans	185,746	196,790
OREO	29,056	25,042
Total classified assets	$214,802	$221,832
Classified loans to loans	2.87%	3.15%
Classified assets to total assets	2.32%	2.40%

Classified assets declined $7.0 million, or 3% during the three months ended March 31, 2013, despite the addition of $17.2 million of classified assets during this period as a result of the Borrego transaction. Nonperforming assets include nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Past due 90 days or more and accruing	$0	$0
Nonaccrual loans	113,647	121,113
Restructured loans	69,484	64,216
Total nonperforming loans	183,131	185,329
OREO	29,056	25,042
Total nonperforming assets	212,187	210,371
Specific reserve - loans	(9,726)	(8,463)
Net nonperforming assets	$202,461	$201,908
Guaranteed portion of nonperforming loans	$20,840	$10,702
Nonperforming loans to loans	2.83%	2.96%
Nonperforming assets to total assets	2.29%	2.28%
Loan loss allowance to nonperforming loans	82%	83%

Nonperforming assets increased 1% during the three months ended March 31, 2013, with the Borrego transaction adding $18.3 million of nonperforming assets, a substantial portion of which are guaranteed by government agencies. Total purchased credit impaired loans included in nonaccrual loans were $15.7 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Nonperforming loans:	(in thousands)
Beginning Balance	$185,329	$287,160
Additions	16,103	32,322
Charge-offs	(4,672)	(20,185)
Paydowns and sales	(15,599)	(9,344)
Acquired	14,251	0
Foreclosures	(6,763)	(9,364)
Upgrade to accrual	(5,518)	(887)
Ending Balance	$183,131	$279,702

The following table presents a roll-forward of OREO for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Amount	Properties	Amount	Properties
OREO:	(Dollars in thousands)
Beginning Balance	$25,042	46	$81,910	143
Additions	6,763	29	9,364	43
Valuation adjustments	(1,630)		(2,320)
Sales	(5,322)	(30)	(19,351)	(68)
Acquired	4,077	10	0	0
Other changes	126		780
Ending Balance	$29,056	55	$70,383	118

OREO declined 59% compared with March 31, 2012, reflecting Sterling's continuing asset resolution efforts. The following table presents the property type composition of OREO as of the following dates:

	March 31, 2013		December 31, 2012
	Amount	Number of Properties	Amount	Number of Properties
OREO:	(Dollars in thousands)
Residential real estate	$2,199	14	$2,448	12
CRE:
Investor CRE	4,890	8	1,636	4
Multifamily	418	1	0	0
Construction	14,589	4	17,304	9
Commercial:
Owner occupied CRE	6,445	20	3,194	13
C&I	77	2	0	0
Consumer	438	6	460	8
Ending Balance	$29,056	55	$25,042	46

OREO increased from December 31, 2012, with the Borrego transaction adding $4.1 million in OREO. As of March 31, 2013 and December 31, 2012, construction OREO was primarily comprised of one assisted living facility.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,705,835	26%	$1,702,740	26%
Interest bearing transaction	760,526	12%	732,038	11%
Savings and MMDA	2,391,062	36%	2,262,369	36%
Time deposits	1,740,415	26%	1,738,970	27%
Total deposits	$6,597,838	100%	$6,436,117	100%

The increase in total deposits from December 31, 2012, was primarily a result of the Borrego acquisition, which contributed $118.2 million of deposits.

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, reverse repurchase agreements and junior subordinated debentures, was $1.32 billion as of March 31, 2013 compared with $1.44 billion at December 31, 2012, respectively. The decline reflects the maturity of FHLB advances and repurchase agreements.

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

	March 31, 2013	December 31, 2012
Change in Interest Rate in Basis Points (Rate Shock)	% Change in NII	% Change in NII
+300	1.9	2.0
+200	1.5	1.8
+100	0.9	1.0
Static	0.0	0.0
-100	*	*

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

	March 31, 2013	December 31, 2012
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE	% Change in EVE
+300	18.5	29.9
+200	13.8	23.8
+100	7.7	13.7
Static	0.0	0.0
-100	*	*

* Results are not meaningful in a low interest rate environment.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $58.7 million of related swaps outstanding as of March 31, 2013. For a description, see Note 11 of Notes to Consolidated Financial Statements. As of March 31, 2013, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

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

The total value of Sterling's consolidated cash and equivalents and securities was $1.77 billion at March 31, 2013, compared with $1.84 billion at December 31, 2012. Total available liquidity as of March 31, 2013 was $3.03 billion, compared to $2.93 billion as of December 31, 2012. Total available liquidity as of March 31, 2013 included unpledged portions of cash and equivalents and securities of $599.4 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $2.13 billion, as well as loans held for sale of $295.5 million.

Sterling, as a parent company-only, had cash of approximately $21.8 million and $24.4 million at March 31, 2013 and December 31, 2012, respectively. The parent company's significant cash flows primarily relate to capital investments in and capital distributions from Sterling Bank, capital distributions to shareholders, and interest payments on junior subordinated debentures. Sterling's ability to pay dividends is generally limited by its earnings, financial condition, capital, liquidity and regulatory requirements.  Sterling relies on Sterling Bank as its primary source of cash flow. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling Bank may pay to Sterling without regulatory approval.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at March 31, 2013.

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

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of the deferred tax asset valuation allowance occurred during the quarter ended June 30, 2012, which marked the sixth consecutive quarter of profitability for Sterling. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. Based on the earnings performance trend and projections of income through 2013, improvement in asset quality, higher net interest margin and improvements in other key financial ratios, expectations of continued profitability, the length of the carry-forward period for its net operating losses and tax credits, an analysis of the reversal of existing temporary differences, and an evaluation of its loss carry-back ability and tax planning strategies, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. This assessment was updated as of March 31, 2013, resulting in the same conclusion.

Regulation and Compliance

Sterling, as a bank holding company, is subject to ongoing comprehensive examination and regulation by the Federal Reserve Bank of San Francisco (the “Reserve Bank”), and Sterling Bank, as a Washington state-chartered bank, is subject to ongoing comprehensive regulation and examination by the Washington Department of Financial Institutions (the “WDFI”) and the FDIC. Sterling Bank is further subject to standard Federal Reserve regulations related to deposit reserves and certain other matters. Due to an accumulated deficit, Sterling Bank must obtain approval from the WDFI prior to paying a dividend to Sterling.

On June 7, 2012, the Federal Reserve issued proposed capital regulations consistent with Basel III. The proposal includes a new capital standard consisting of common equity tier 1 capital, increases in the level of capital required to be held by financial institutions, and a requirement for a capital conservation buffer. Aspects of the proposal could introduce volatility to capital levels, such as the inclusion in tier 1 capital of unrealized gains and losses on available for sale securities. Revisions to risk weightings include application of a more risk-sensitive treatment to certain residential mortgage exposures, past due or nonaccrual loans, mortgage servicing rights and deferred tax assets. Trust preferred junior subordinated debentures would be phased out as a component of tier 1 capital. As of the date of this filing, final regulations have not been issued. If the proposed rule were in effect at March 31, 2013, it would not materially impact Sterling's and Sterling Bank's regulatory capital ratios.

Forward-Looking Statements

This report contains forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about Sterling’s plans, objectives, expectations, strategies and intentions and other statements contained in this report that are not historical facts and pertain to Sterling’s future operating results and capital position, including Sterling’s ability to reduce future loan losses, improve its deposit mix, execute its asset resolution initiatives, execute its lending initiatives, contain costs and potential liabilities, realize operating efficiencies, execute its business strategy, make dividend payments, compete in the marketplace and provide increased customer support and service. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.

Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling’s control. These include but are not limited to:

•	the possibility of adverse economic developments that may, among other things, increase default and delinquency risks in Sterling’s loan portfolios;

•	shifts in market interest rates that may result in lower interest rate margins;

•	shifts in the demand for Sterling's loan and other products;

•	changes in the monetary and fiscal policies of the federal government;

•	changes in laws, regulations and the competitive environment;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions; and

•	exposure to material litigation.

Other factors that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements may be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Sterling's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated periodically in Sterling’s filings with the SEC. Unless legally required, Sterling disclaims any obligation to update any forward-looking statements.

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

ERISA Class Action Litigation. On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling, as well as certain of Sterling's current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the “Complaint”) filed on July 16, 2010 in the same court. The Complaint does not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleges that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the “401(k) Plan”) and the FirstBank Northwest Employee Stock Ownership Plan (“ESOP”) (collectively, the "Plans”). Specifically, the Complaint alleges that the defendants breached their duties by investing assets of the Plans in Sterling's securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling's business practices. The business practices at issue include alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and over 90-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods are October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint seeks damages of an unspecified amount and attorneys' fees and costs. On September 26, 2012, Sterling received a letter from the U.S. Department of Labor (the “Department of Labor”) containing similar allegations as those set forth in the Complaint, demanding that the violations alleged in the Department of Labor's letter be corrected and notifying Sterling that the Department of Labor may take legal action in connection with such allegations, including assessing a civil money penalty. Failure by Sterling to obtain a favorable resolution of the claims set forth in the Complaint or in the letter from the Department of Labor could have a material adverse effect on Sterling's business, results of operations, and financial condition. In January 2013, a tentative settlement was reached, pursuant to which Sterling agreed to pay $3.0 million to settle the claims. The settlement is subject to approval by the court and the Department of Labor. On March 29, 2013, the Court preliminarily approved the settlement, with the final fairness hearing set for July 11, 2013.

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

Item 2A	Risk Factors

You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

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

STERLING FINANCIAL CORPORATION
(Registrant)
May 7, 2013	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling's Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

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

E-1

Exhibit No.	Exhibit Index
10.1
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