Form 10-Q
period 2013-06-30
STERLING FINANCIAL CORP /WA/
filed 2013-08-07
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
 FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of July 31, 2013
Common Stock	62,314,862

June 30, 2013

STERLING FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares)

	June 30, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents:
Interest bearing	$221,192	$173,962
Noninterest bearing	87,870	125,916
Total cash and cash equivalents	309,062	299,878
Restricted cash	16,648	31,672
Investments and mortgage-backed securities ("MBS"):
Available for sale	1,538,880	1,513,157
Held to maturity	185	206
Loans held for sale, at fair value	307,511	465,983
Loans receivable, net ($36,338 and $23,177 at fair value)	6,868,866	6,101,749
Accrued interest receivable	31,013	28,019
Other real estate owned, net ("OREO")	26,511	25,042
Properties and equipment, net	98,483	93,850
Bank-owned life insurance ("BOLI")	188,178	179,828
Goodwill	36,633	22,577
Other intangible assets, net	17,830	19,072
Mortgage servicing rights, net	52,430	32,420
Deferred tax asset, net	290,377	292,082
Other assets, net	156,966	131,375
Total assets	$9,939,573	$9,236,910
LIABILITIES:
Deposits:
Noninterest bearing	$1,702,022	$1,702,740
Interest bearing	4,926,437	4,733,377
Total deposits	6,628,459	6,436,117
Advances from Federal Home Loan Bank ("FHLB")	1,197,857	605,330
Securities sold under repurchase agreements	527,925	586,867
Junior subordinated debentures	245,297	245,294
Accrued interest payable	4,084	4,229
Accrued expenses and other liabilities	129,615	141,150
Total liabilities	8,733,237	8,018,987
SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,297,712 and 62,207,529 shares outstanding, respectively	1,970,229	1,968,025
Accumulated other comprehensive income	30,751	60,712
Accumulated deficit	(794,644)	(810,814)
Total shareholders’ equity	1,206,336	1,217,923
Total liabilities and shareholders’ equity	$9,939,573	$9,236,910

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans	$84,436	$85,537	$165,623	$165,378
MBS	7,333	12,936	14,630	28,271
Investments and cash equivalents	2,248	2,517	4,521	5,306
Total interest income	94,017	100,990	184,774	198,955
Interest expense:
Deposits	6,038	9,921	12,345	21,023
Short-term borrowings	288	1,825	734	4,031
Long-term borrowings	7,277	10,334	14,387	20,638
Total interest expense	13,603	22,080	27,466	45,692
Net interest income	80,414	78,910	157,308	153,263
Provision for credit losses	0	4,000	0	8,000
Net interest income after provision for credit losses	80,414	74,910	157,308	145,263
Noninterest income:
Fees and service charges	15,618	14,131	29,748	26,871
Mortgage banking operations	23,180	24,181	36,974	42,725
BOLI	1,424	3,769	2,981	5,515
Gains on sales of securities	0	9,321	0	9,463
Other-than-temporary impairment credit losses on securities (1)	0	(6,819)	0	(6,819)
Charge on prepayment of debt	0	(2,664)	0	(2,664)
Gains on other loan sales	1,194	2,811	1,219	3,411
Other	587	11	8,647	(2,174)
Total noninterest income	42,003	44,741	79,569	76,328
Noninterest expense	81,678	87,607	163,607	176,256
Income before income taxes	40,739	32,044	73,270	45,335
Income tax (provision) benefit	(12,978)	288,842	(22,831)	288,842
Net income	$27,761	$320,886	$50,439	$334,177
Earnings per share - basic	$0.45	$5.17	$0.81	$5.38
Earnings per share - diluted	$0.44	$5.13	$0.80	$5.33
Dividends declared per share	$0.55	$0.00	$0.55	$0.00
Weighted average shares outstanding - basic	62,289,437	62,112,936	62,265,941	62,095,670
Weighted average shares outstanding - diluted	63,107,913	62,610,054	63,076,481	62,648,152

 (1) The other-than-temporary impairment recognized in earnings during the second quarter of 2012 did not have a portion recognized in accumulated other comprehensive income. See Note 3.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

		Three Months Ended
		June 30,
		2013		2012
Net income		$27,761		$320,886
Beginning balance, accumulated other comprehensive income	$56,076		$65,571
Other comprehensive (loss) income:
Change in unrealized gains on investments and MBS available for sale		(40,198)		7,714
Realized net gains reclassified from other comprehensive income		0		(2,502)
Less deferred income tax benefit (provision)		14,873		(3,681)
Net other comprehensive (loss) income		(25,325)		1,531
Ending balance, accumulated other comprehensive income	$30,751		$67,102
Comprehensive income		$2,436		$322,417

		Six Months Ended
		June 30,
		2013		2012
Net income		$50,439		$334,177
Beginning balance, accumulated other comprehensive income	$60,712		$61,115
Other comprehensive (loss) income:
Change in unrealized gains on investments and MBS available for sale		(47,557)		12,312
Realized net gains reclassified from other comprehensive income		0		(2,644)
Less deferred income tax benefit (provision)		17,596		(3,681)
Net other comprehensive (loss) income		(29,961)		5,987
Ending balance, accumulated other comprehensive income	$30,751		$67,102
Comprehensive income		$20,478		$340,164
For the periods presented, accumulated other comprehensive income was comprised solely of unrealized market value adjustments on available for sale securities. The realized portion reclassified out of other comprehensive income is reflected on the income statement in gains on sales of securities and other-than-temporary impairment.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$50,439	$334,177
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	0	8,000
Net gain on sales of loans	(30,621)	(42,969)
Net gain on sales of investments and MBS	0	(9,463)
Net gain on mortgage servicing rights	(5,614)	(1,143)
Other-than-temporary impairment credit losses on securities	0	6,819
Stock based compensation	1,791	1,837
Loss (gain) on OREO	241	(1,605)
Release of DTA valuation allowance	0	(288,842)
Increase in cash surrender value of BOLI	(2,920)	(5,390)
Depreciation and amortization	21,740	22,192
Bargain purchase gain	(7,544)	0
Change in:
Accrued interest receivable	(2,184)	5,050
Prepaid expenses and other assets	(9,060)	(32,479)
Accrued interest payable	(185)	(16,728)
Accrued expenses and other liabilities	(40,262)	7,276
Proceeds from sales of loans originated for sale	1,601,564	1,205,473
Loans originated for sale	(1,417,216)	(1,158,269)
Net cash provided by operating activities	160,169	33,936
Cash flows from investing activities:
Change in restricted cash	15,024	(17,431)
Net change in loans	(428,774)	(243,657)
Proceeds from sales of loans	22,170	20,515
Purchase of investment securities	0	(2,534)
Proceeds from maturities of investment securities	1,176	17,505
Proceeds from sale of investment securities	0	179,235
Purchase of MBS	(280,490)	(72,032)
Principal payments received on MBS	200,823	314,414
Proceeds from sales of MBS	0	183,636
Office properties and equipment, net	(9,125)	(4,647)
Improvements and other changes to OREO	(776)	(1,250)
Proceeds from sales of OREO	18,318	51,515
Net change in cash and cash equivalents from acquisitions	(115,768)	121,098
Net cash (used in) provided by investing activities	$(577,422)	$546,367

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—cont. (in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Net change in deposits	$(94,126)	$(384,963)
Advances from FHLB	1,060,000	0
Repayment of advances from FHLB	(468,440)	(200,104)
Net change in short term repurchase agreements	(8,942)	561
Payments under structured repurchase agreements	(50,000)	(50,000)
Proceeds from stock issuance, net	413	236
Cash dividend paid	(12,468)	0
Net cash provided by (used in) financing activities	426,437	(634,270)
Net change in cash and cash equivalents	9,184	(53,967)
Cash and cash equivalents, beginning of period	299,878	470,599
Cash and cash equivalents, end of period	$309,062	$416,632
Supplemental disclosures:
Cash paid during the period for:
Interest	$27,611	$62,287
Income taxes, net	692	56
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	14,847	22,551
Common stock cash dividend accrued	21,801	0

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

1. Basis of Presentation:

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements as disclosed in the annual report on Form 10-K for the year ended December 31, 2012. References to "Sterling" in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to "Sterling Bank" refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank.
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date." ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of such obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, and is not expected to have a material impact on Sterling's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, and is not expected to have a material impact on Sterling's consolidated financial statements.

2. Business Combinations:

Boston Private Bank and Trust Company. On May 10, 2013, Sterling paid $123.0 million in cash to acquire the Puget Sound operations of Boston Private Bank & Trust Company ("Boston Private"), a wholly owned subsidiary of Boston Private Financial Holdings, Inc. The Boston Private Puget Sound offices are located in Seattle, Bellevue and Redmond, Washington. The following table summarizes the amounts recorded at closing:

May 10, 2013
(in thousands)
Cash and cash equivalents	$340
Loans receivable, net	273,353
Goodwill	14,056
Core deposit intangible	1,674
Other assets	2,721
Total assets acquired	$292,144
Deposits	$168,246
Other liabilities	913
Total liabilities assumed	169,159
Net assets acquired	$122,985

The recorded goodwill represents the inherent value of the Boston Private transaction, which expands Sterling's presence in the Puget Sound market through the addition of two branch offices and the associated customer relationships. The additional branches are along the I-5 corridor, which has been identified by Sterling as its primary focus for future growth. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has an amortization period of approximately ten years and will be amortized on an accelerated basis.

As of May 10, 2013, the unpaid principal balance and contractual interest ("contractual cash flows") on purchased loans was $280.7 million. Sterling estimated that $3.5 million of these cash flows would be uncollectable, resulting in a combined credit and interest rate discount of $5.1 million being recorded on these loans. As of the acquisition date, none of the loans purchased from Boston Private exhibited evidence of credit deterioration.

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
Sterling recognized a bargain purchase gain of $7.5 million in the transaction for the net assets acquired in excess of the purchase price, primarily due to a limited market for Borrego's assets, as well as Borrego's regulatory and capital constraints. The bargain purchase gain is included in other noninterest income on the income statement for the six months ended June 30, 2013. The core deposit intangible has an amortization period of 11 years and will be amortized on an accelerated basis. On the acquisition date of February 28, 2013, the contractual cash flows of purchased impaired loans, which are described in Note 4, from Borrego were $16.1 million, cash flows expected to be collected $13.6 million, and the fair value of the loans $11.9 million, with $9.8 million of these loans being guaranteed by government agencies.

As of February 28, 2013, the contractual cash flows on purchased loans that had not exhibited evidence of credit deterioration was $83.3 million. Sterling estimated that $3.9 million of these cash flows would be uncollectable, resulting in a combined credit and interest rate discount of $4.5 million being recorded on these loans.

First Independent Bank. On February 29, 2012, Sterling Bank completed its acquisition of the operations of First Independent Bank ("First Independent") of Vancouver, Washington, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $40.6 million, comprised of $28.9 million of cash paid at closing and contingent consideration with a fair value of $11.7 million at acquisition date. During the six months ended June 30, 2013, the first of two scheduled contingent payments was made in the amount of $6.8 million. At June 30, 2013, the fair value estimate of the remaining contingent consideration was $9.9 million. See Note 13. The following table summarizes the amounts recorded at closing:

February 29, 2012
(in thousands)
Cash and cash equivalents	$150,045
Investments and MBS	187,465
Loans receivable, net	349,990
Goodwill	22,577
Core deposit intangible	11,974
Fixed assets	4,038
Other assets	10,886
Total assets acquired	$736,975
Deposits	$695,919
Other liabilities	409
Total liabilities assumed	696,328
Net assets acquired	$40,647

The recorded goodwill of $22.6 million represents the inherent long-term value anticipated from synergies expected to be achieved as a result of the transaction. The First Independent transaction expands Sterling's presence in the Vancouver and Portland markets, which are also within the I-5 corridor. The amount recorded for goodwill includes subsequent adjustments, primarily from updated appraisals on fixed assets. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has a weighted average amortization period of ten years and will be amortized on an accelerated basis. On the acquisition date of February 29, 2012, the contractual cash flows of purchased impaired loans from First Independent were $24.4 million, cash flows expected to be collected $17.2 million, and the fair value of the loans $15.3 million.

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

	First Independent (stand alone)		Pro Forma Combined
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2012
	(in thousands, except per share data)
Net interest income	$7,859	$11,100	$78,910	$159,744
Noninterest income	1,678	2,181	44,741	77,333
Net income	3,901	6,008	320,886	338,391
Earnings per share - basic	0.06	0.10	5.17	5.45
Earnings per share - diluted	$0.06	$0.10	$5.13	$5.40

3. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013
Available for sale
MBS	$1,337,908	$18,264	$(12,991)	$1,343,181
Municipal bonds	187,468	9,139	(1,077)	195,530
Other	162	7	0	169
Total	$1,525,538	$27,410	$(14,068)	$1,538,880
Held to maturity
Tax credits	$185	$0	$0	$185
Total	$185	$0	$0	$185
December 31, 2012
Available for sale
MBS	$1,263,786	$45,052	$0	$1,308,838
Municipal bonds	188,467	16,452	(613)	204,306
Other	5	8	0	13
Total	$1,452,258	$61,512	$(613)	$1,513,157
Held to maturity
Tax credits	$206	$0	$0	$206
Total	$206	$0	$0	$206

Sterling’s MBS portfolio is comprised primarily of residential agency securities. Total sales of Sterling’s securities during the periods ended June 30, 2013 and 2012 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(in thousands)
Six Months Ended:
June 30, 2013	$0	$0	$0
June 30, 2012	362,871	9,537	(74)

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of June 30, 2013 and December 31, 2012, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
June 30, 2013
MBS	$505,378	$(12,991)	$0	$0	$505,378	$(12,991)
Municipal bonds	1,550	(11)	14,551	(1,066)	16,101	(1,077)
Other	0	0	0	0	0	0
Total	$506,928	$(13,002)	$14,551	$(1,066)	$521,479	$(14,068)
December 31, 2012
MBS	$0	$0	$0	$0	$0	$0
Municipal bonds	0	0	12,921	(613)	12,921	(613)
Other	0	0	0	0	0	0
Total	$0	$0	$12,921	$(613)	$12,921	$(613)

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below the amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in the recognition of an other-than-temporary impairment ("OTTI"). During the six months ended June 30, 2013, no securities were determined to be other-than-temporarily impaired, while during the comparative 2012 period, $6.8 million of OTTI was recognized on a single issuer trust preferred security. The security is no longer owned by Sterling.

The following table presents the amortized cost and fair value of available for sale and held to maturity securities as of June 30, 2013, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$0	$0	$0	$0
Due after one year through five years	0	0	9,907	10,539
Due after five years through ten years	0	0	74,756	74,895
Due after ten years	185	185	1,440,875	1,453,446
Total	$185	$185	$1,525,538	$1,538,880

4. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	June 30, 2013	December 31, 2012
	(in thousands)
Residential real estate	$964,872	$806,722
Commercial real estate ("CRE"):
Investor CRE	1,172,433	1,219,847
Multifamily	1,962,919	1,580,289
Construction	69,796	74,665
Total CRE	3,205,148	2,874,801
Commercial:
Owner occupied CRE	1,411,576	1,276,591
Commercial & Industrial ("C&I")	636,727	540,499
Total commercial	2,048,303	1,817,090
Consumer	783,601	754,621
Gross loans receivable	7,001,924	6,253,234
Deferred loan costs (fees), net	8,891	2,860
Allowance for loan losses	(141,949)	(154,345)
Net loans receivable	$6,868,866	$6,101,749

As of June 30, 2013 and December 31, 2012, loans pledged as collateral for borrowings from the FHLB and the Federal Reserve were $4.82 billion and $4.15 billion, respectively. Loans receivable include purchased impaired loans, which are loans acquired that are deemed to exhibit evidence of credit deterioration since origination and therefore, are classified as impaired.

The accounting for purchased impaired loans is updated quarterly for changes in the loans' cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. As of June 30, 2013 and December 31, 2012, no allowance for credit losses was recorded in connection with purchased impaired loans, and the unpaid principal balance and carrying amount of these loans were $32.5 million and $19.9 million, respectively. The following table presents a roll-forward of accretable yield over the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$3,061	$1,909	$1,332	$0
Additions	0	0	1,774	1,923
Accretion to interest income	(497)	(308)	(702)	(322)
Reclassifications	184	730	344	730
Ending balance	$2,748	$2,331	$2,748	$2,331

As of June 30, 2013 and December 31, 2012, net loans receivable included unamortized discounts on acquired loans of $28.2 million and $21.3 million, respectively. The following table presents, as of June 30, 2013, the five-year projected loan discount accretion to be recognized as interest income:

Amount
(in thousands)
Remainder of 2013	$3,463
Years ended December 31,
2014	4,589
2015	2,982
2016	1,856
2017	1,284
2018	924

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
June 30, 2013
Loans receivable, gross:
Individually evaluated for impairment	$0	$62,018	$43,336	$0	$0	$105,354
Collectively evaluated for impairment	964,872	3,143,130	2,004,967	783,601	0	6,896,570
Total loans receivable, gross	$964,872	$3,205,148	$2,048,303	$783,601	$0	$7,001,924
Allowance for loan losses:
Individually evaluated for impairment	$0	$1,793	$2,739	$0	$0	$4,532
Collectively evaluated for impairment	18,989	39,794	36,785	27,744	14,105	137,417
Total allowance for loan losses	$18,989	$41,587	$39,524	$27,744	$14,105	$141,949
December 31, 2012
Loans receivable, gross:
Individually evaluated for impairment	$9,134	$68,317	$48,312	$494	$0	$126,257
Collectively evaluated for impairment	797,588	2,806,484	1,768,778	754,127	0	6,126,977
Total loans receivable, gross	$806,722	$2,874,801	$1,817,090	$754,621	$0	$6,253,234
Allowance for loan losses:
Individually evaluated for impairment	$365	$3,182	$4,916	$0	$0	$8,463
Collectively evaluated for impairment	19,482	44,912	36,958	25,602	18,928	145,882
Total allowance for loan losses	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345

Loans collectively evaluated for impairment include purchased credit impaired loans, which were $19.9 million as of June 30, 2013, and $11.2 million as of December 31, 2012.

The following tables present a roll-forward by segment of the allowance for credit losses for the periods presented:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2013 second quarter activity
Allowance for loan losses:
Beginning balance, April 1	$19,968	$45,135	$39,596	$25,817	$19,157	$149,673
Provisions	(214)	(2,198)	1,819	3,045	(5,052)	(2,600)
Charge-offs	(1,107)	(2,636)	(2,512)	(1,503)	0	(7,758)
Recoveries	342	1,286	621	385	0	2,634
Ending balance, June 30	18,989	41,587	39,524	27,744	14,105	141,949
Reserve for unfunded credit commitments:
Beginning balance, April 1	1,909	355	2,433	2,722	571	7,990
Provisions	2,318	152	119	525	(514)	2,600
Charge-offs	(1,085)	0	0	0	0	(1,085)
Recoveries	0	0	0	0	0	0
Ending balance, June 30	3,142	507	2,552	3,247	57	9,505
Total credit allowance	$22,131	$42,094	$42,076	$30,991	$14,162	$151,454
2012 second quarter activity
Allowance for loan losses:
Beginning balance, April 1	$12,242	$80,614	$34,483	$14,160	$19,774	$161,273
Provisions	(377)	(9,905)	6,222	4,052	2,008	2,000
Charge-offs	(157)	(9,481)	(3,606)	(1,643)	0	(14,887)
Recoveries	673	5,624	3,171	390	0	9,858
Ending balance, June 30	12,381	66,852	40,270	16,959	21,782	158,244
Reserve for unfunded credit commitments:
Beginning balance, April 1	3,802	1,608	2,461	1,282	875	10,028
Provisions	2,595	(910)	889	228	(802)	2,000
Charge-offs	(4,076)	0	0	0	0	(4,076)
Recoveries	0	0	0	0	0	0
Ending balance, June 30	2,321	698	3,350	1,510	73	7,952
Total credit allowance	$14,702	$67,550	$43,620	$18,469	$21,855	$166,196

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2013 year to date
Allowance for loan losses:
Beginning balance, January 1	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345
Provisions	746	(3,289)	209	4,557	(4,823)	(2,600)
Charge-offs	(2,126)	(5,559)	(4,100)	(3,147)	0	(14,932)
Recoveries	522	2,341	1,541	732	0	5,136
Ending balance, June 30	18,989	41,587	39,524	27,744	14,105	141,949
Reserve for unfunded credit commitments:
Beginning balance, January 1	2,230	405	2,806	2,118	443	8,002
Provisions	2,009	102	(254)	1,129	(386)	2,600
Charge-offs	(1,097)	0	0	0	0	(1,097)
Recoveries	0	0	0	0	0	0
Ending balance, June 30	3,142	507	2,552	3,247	57	9,505
Total credit allowance	$22,131	$42,094	$42,076	$30,991	$14,162	$151,454
2012 year to date
Allowance for loan losses:
Beginning balance, January 1	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458
Provisions	(1,357)	(12,729)	10,680	6,690	2,716	6,000
Charge-offs	(2,344)	(20,999)	(13,139)	(4,095)	0	(40,577)
Recoveries	885	8,858	4,683	937	0	15,363
Ending balance, June 30	12,381	66,852	40,270	16,959	21,782	158,244
Reserve for unfunded credit commitments:
Beginning balance, January 1	3,828	2,321	1,796	1,787	297	10,029
Provisions	2,570	(1,623)	1,554	(277)	(224)	2,000
Charge-offs	(4,077)	0	0	0	0	(4,077)
Recoveries	0	0	0	0	0	0
Ending balance, June 30	2,321	698	3,350	1,510	73	7,952
Total credit allowance	$14,702	$67,550	$43,620	$18,469	$21,855	$166,196

In establishing the allowance for loan losses, Sterling groups its loan portfolio into classes for loans collectively evaluated for impairment. The groups are further segregated based on internal risk ratings. Both qualitative and quantitative data are considered in determining the probability of default and loss given default for each group of loans. The probability of default and loss given default are used to calculate an expected loss rate. This calculated expected loss for each loan class is compared to the actual one-year and three-year (annualized) losses. If the calculated expected loss rate is less than either the actual one or three year loss rates, then the expected loss rate may be set at the greater of the actual one or three year loss rates. Sterling evaluates the results of this analysis, and based on qualitative factors, the highest of the three loss rates may be used to better reflect the inherent losses for those loan classes.

If a loan is determined to be impaired, Sterling prepares an individual evaluation of the loan. The individual evaluation compares the present value of the expected future cash flows or the fair value of the underlying collateral to the recorded investment in the loan. The results of the individual impairment evaluation would determine the need to record a charge-off or establish a specific reserve.

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

The following table presents credit quality indicators for Sterling’s loan portfolio grouped according to internally assigned risk ratings and performance status:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
June 30, 2013
Pass	$875,419	$652,127	$1,880,798	$13,785	$659,774	$420,985	$754,887	$5,257,775	75%
Marginal	55,340	421,988	68,210	43,640	629,299	193,252	16,337	1,428,066	20%
Special mention	8,764	66,836	9,077	2,979	73,522	16,661	4,712	182,551	3%
Substandard	25,053	30,174	4,615	9,126	46,304	5,817	7,665	128,754	2%
Doubtful/Loss	296	1,308	219	266	2,677	12	0	4,778	0%
Total	$964,872	$1,172,433	$1,962,919	$69,796	$1,411,576	$636,727	$783,601	$7,001,924	100%
Restructured	$23,290	$7,429	$1,225	$8,814	$20,266	$1,225	$95	$62,344	1%
Nonaccrual	17,205	17,843	840	6,050	30,792	2,538	5,119	80,387	1%
Nonperforming	40,495	25,272	2,065	14,864	51,058	3,763	5,214	142,731	2%
Performing	924,377	1,147,161	1,960,854	54,932	1,360,518	632,964	778,387	6,859,193	98%
Total	$964,872	$1,172,433	$1,962,919	$69,796	$1,411,576	$636,727	$783,601	$7,001,924	100%
December 31, 2012
Pass	$714,346	$599,660	$1,486,824	$10,946	$678,916	$349,674	$723,698	$4,564,064	73%
Marginal	53,722	472,801	74,379	42,518	454,348	146,554	17,255	1,261,577	20%
Special mention	11,739	77,342	10,122	3,401	85,228	38,874	4,864	231,570	4%
Substandard	26,550	67,347	8,745	17,534	53,183	5,397	8,804	187,560	3%
Doubtful/Loss	365	2,697	219	266	4,916	0	0	8,463	0%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
Restructured	$22,968	$4,334	$4,094	$8,551	$23,152	$810	$307	$64,216	1%
Nonaccrual	20,457	46,399	4,055	8,144	31,696	3,424	6,938	121,113	2%
Nonperforming	43,425	50,733	8,149	16,695	54,848	4,234	7,245	185,329	3%
Performing	763,297	1,169,114	1,572,140	57,970	1,221,743	536,265	747,376	6,067,905	97%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%

Purchased credit impaired loans of $15.7 million as of June 30, 2013, and $2.1 million as of December 31, 2012, are included in the nonaccrual loans.

Aging by class for Sterling’s loan portfolio as of June 30, 2013 and December 31, 2012 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
June 30, 2013
30 - 59 days past due	$1,829	$6,947	$651	$2,692	$4,828	$1,395	$4,162	$22,504	0%
60 - 89 days past due	2,118	424	0	0	2,135	395	1,217	6,289	0%
> 90 days past due	19,054	9,316	704	6,050	17,987	1,634	3,221	57,966	1%
Total past due	23,001	16,687	1,355	8,742	24,950	3,424	8,600	86,759	1%
Current	941,871	1,155,746	1,961,564	61,054	1,386,626	633,303	775,001	6,915,165	99%
Total Loans	$964,872	$1,172,433	$1,962,919	$69,796	$1,411,576	$636,727	$783,601	$7,001,924	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%
December 31, 2012
30 - 59 days past due	$5,800	$10,565	$707	$611	$10,543	$2,690	$4,028	$34,944	1%
60 - 89 days past due	1,576	1,042	479	0	3,300	376	1,796	8,569	0%
> 90 days past due	20,507	34,196	3,436	8,243	20,883	1,954	4,717	93,936	2%
Total past due	27,883	45,803	4,622	8,854	34,726	5,020	10,541	137,449	3%
Current	778,839	1,174,044	1,575,667	65,811	1,241,865	535,479	744,080	6,115,785	97%
Total Loans	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
> 90 days and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%

Sterling considers its nonperforming loans to be impaired loans. The following table summarizes impaired loans by class as of June 30, 2013 and December 31, 2012:

			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
June 30, 2013
Residential real estate	$45,620	$5,125	$40,199	$296	$296
CRE:
Investor CRE	28,527	3,255	20,774	4,498	1,308
Multifamily	2,802	737	840	1,225	219
Construction	29,323	14,459	13,596	1,268	266
Total CRE	60,652	18,451	35,210	6,991	1,793
Commercial:
Owner Occupied CRE	55,838	4,780	38,166	12,892	2,740
C&I	3,764	0	3,764	0	0
Total commercial	59,602	4,780	41,930	12,892	2,740
Consumer	5,530	316	5,214	0	0
Total	$171,404	$28,672	$122,553	$20,179	$4,829
			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2012
Residential real estate	$49,816	$6,391	$43,060	$365	$365
CRE:
Investor CRE	59,099	8,366	33,540	17,193	2,697
Multifamily	9,554	1,405	6,873	1,276	219
Construction	31,040	14,345	15,421	1,274	266
Total CRE	99,693	24,116	55,834	19,743	3,182
Commercial:
Owner Occupied CRE	61,300	6,452	42,075	12,773	4,916
C&I	16,959	12,725	4,234	0	0
Total commercial	78,259	19,177	46,309	12,773	4,916
Consumer	7,671	426	7,245	0	0
Total	$235,439	$50,110	$152,448	$32,881	$8,463

The following table presents the average book balance and interest income recognized for impaired loans by class for the periods presented:

	Three Months Ended June 30,
	2013		2012
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$41,662	$165	$46,485	$174
Investor CRE	34,760	109	60,793	421
Multifamily	3,445	4	16,839	255
Construction	16,035	470	58,289	21
Owner Occupied CRE	56,890	195	73,688	628
C&I	4,488	24	11,530	6
Consumer	5,653	0	4,897	0
Total	$162,933	$967	$272,521	$1,505
	Six Months Ended June 30,
	2013		2012
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$41,960	$317	$43,231	$418
Investor CRE	38,003	456	63,283	1,003
Multifamily	5,106	39	16,188	350
Construction	15,779	2,171	64,030	873
Owner Occupied CRE	52,953	589	73,188	1,406
C&I	3,999	58	11,122	35
Consumer	6,229	5	5,209	0
Total	$164,029	$3,635	$276,251	$4,085

The following tables present loans that were modified and recorded as troubled debt restructurings ("TDR’s") during the following periods:

	Three Months Ended June 30,
	2013			2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	1	$184	$186	8	$1,193	$1,188
Investor CRE	1	263	262	0	0	0
Multifamily	0	0	0	1	767	763
Construction	0	0	0	1	3,252	3,261
Owner Occupied CRE	4	1,616	759	6	8,809	8,766
C&I	4	449	454	5	1,494	1,500
Consumer	0	0	0	2	296	299
Total (1)	10	$2,512	$1,661	23	$15,811	$15,777

	Six Months Ended June 30,
	2013			2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	10	$2,318	$2,115	12	$2,234	$2,228
Investor CRE	4	1,745	1,442	1	1,302	1,302
Multifamily	0	0	0	2	2,379	2,374
Construction	0	0	0	2	5,944	5,953
Owner Occupied CRE	7	4,048	3,173	9	15,441	15,390
C&I	4	449	454	9	3,482	2,206
Consumer	0	0	0	2	296	299
Total (1)	25	$8,560	$7,184	37	$31,078	$29,752

(1) Amounts exclude specific loan loss reserves.

Substantially all TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of June 30, 2013, Sterling had specific reserves of $691,000 on TDRs which were restructured during the previous six months. There were nine loans totaling $6.7 million that were removed from TDR status during the three and six months ended June 30, 2013, as they had met the conditions for removal by achieving twelve consecutive months of performance at market equivalent rates of interest.

The following table shows the post-modification recorded investment by class for TDRs restructured during the periods presented by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Extension of Terms	Forgiveness of Principal and/or Interest	Total
Six Months Ended June 30, 2013	(in thousands)
Residential Real Estate	$0	$1,581	$203	$331	$2,115
Investor CRE	262	1,139	0	41	1,442
Multifamily	0	0	0	0	0
Construction	0	0	0	0	0
Owner CRE	1,365	1,684	124	0	3,173
C&I	447	0	7	0	454
Consumer	0	0	0	0	0
Total	$2,074	$4,404	$334	$372	$7,184

Six Months Ended June 30, 2012
Residential Real Estate	$407	$1,821	$0	$0	$2,228
Investor CRE	0	1,302	0	0	1,302
Multifamily	0	2,374	0	0	2,374
Construction	0	3,261	2,692	0	5,953
Owner CRE	5,688	9,393	0	309	15,390
C&I	0	1,317	183	706	2,206
Consumer	0	0	299	0	299
Total	$6,095	$19,468	$3,174	$1,015	$29,752

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. There were no TDR’s completed during the twelve month period ended June 30, 2013 that subsequently defaulted during the period.

During the three months ended June 30, 2013 and 2012, $3.3 million and $3.7 million, respectively, of TDRs were returned to accrual status, and during the six month periods ended June 30, 2013 and 2012, $4.3 million and $5.1 million, respectively, of TDRs were returned to accrual status. The following table outlines accrual status of TDRs as of the dates shown:

	June 30,	December 31,
	2013	2012
	(in thousands)
TDRs on nonaccrual status	$42,988	$44,706
TDRs on accrual status	19,356	19,510
Total TDRs	$62,344	$64,216

5.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of a purchase price over the net assets acquired. The following table presents a roll-forward of Sterling's goodwill:

	2013	2012
	(in thousands)
Beginning balance, January 1	$22,577	$0
Additions	14,056	22,577
Ending balance, June 30	$36,633	$22,577

Additions to goodwill during the six months ended June 30, 2013 and the year ended December 31, 2012 have been allocated to the Community Banking segment. Goodwill is not amortized, but is reviewed for impairment at least annually. Other intangible assets at June 30, 2013 and December 31, 2012 were comprised of core deposit intangibles from various acquisitions, and other identifiable intangibles related to First Independent's trust and wealth management business. The following table provides details of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2013	(in thousands)
Core deposit intangibles	$57,547	$41,311	$16,236
Other	1,800	206	1,594
	$59,347	$41,517	$17,830
December 31, 2012
Core deposit intangibles	$55,420	$38,029	$17,391
Other	1,800	119	1,681
	$57,220	$38,148	$19,072

Projected amortization expense over the following periods for existing core deposit and other intangibles recorded as of June 30, 2013 was:

Amount
Remainder of 2013	$3,469
Years ended December 31,
2014	3,669
2015	2,628
2016	1,486
2017	1,352
2018	1,236

6. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and has assumed similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures mature 30 years after issuance, and are redeemable, subject to certain conditions. As of June 30, 2013, all of Sterling's junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

Details of the junior subordinated debentures as of June 30, 2013 are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Next Interest Payment Date	Rate		Amount
	(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Jul 2013	1.68%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	Sep 2013	1.90		51,547
Sterling Capital Trust VII	June 2006	June 2036	Sep 2013	1.80		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	Sep 2013	2.07		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Sep 2013	3.47		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	Sep 2013	3.53		20,619
Sterling Capital Trust IV	May 2003	May 2033	Aug 2013	3.43		10,310
Sterling Capital Trust III	April 2003	April 2033	Jul 2013	3.52		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Sep 2013	3.43		9,434
Klamath First Capital Trust I	July 2001	July 2031	Jul 2013	4.22		15,240
				2.41%	*	$245,297
* Weighted average rate.

7. Earnings Per Share:

The following table presents the computations for basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except shares and per share amounts)
Numerator:
Net income	$27,761	$320,886	$50,439	$334,177
Denominator:
Weighted average shares outstanding - basic	62,289,437	62,112,936	62,265,941	62,095,670
Dilutive securities outstanding	818,476	497,118	810,540	552,482
Weighted average shares outstanding - diluted	63,107,913	62,610,054	63,076,481	62,648,152
Earnings per share - basic	$0.45	$5.17	$0.81	$5.38
Earnings per share - diluted	$0.44	$5.13	$0.80	$5.33
Antidilutive securities outstanding (weighted average):
Stock options	26,496	9,875	22,844	12,533
Restricted shares	172	484	1,364	1,836
Total antidilutive securities outstanding	26,668	10,359	24,208	14,369

Sterling's dilutive securities outstanding include warrants held by certain investors. As of June 30, 2013, there were 2,847,154 warrants outstanding, with an exercise price of $13.39. As of December 31, 2012, there were 2,749,044 warrants outstanding, with an exercise price of $13.86. These warrants were issued as part of the 2010 recapitalization, and have an expiration date of August 26, 2017. Adjustments to the number and exercise price of these outstanding warrants occurred due to dividend distributions triggering an anti-dilutive provision.

8. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Employee compensation and benefits	$45,803	$46,485	$88,239	$93,866
Occupancy and equipment	9,567	10,932	19,426	21,219
Data processing	6,471	7,033	13,048	13,463
Professional fees	2,985	4,800	8,937	7,789
Depreciation	3,058	2,923	5,992	5,836
OREO operations	2,549	3,337	4,579	5,329
Advertising	1,759	3,774	4,195	6,928
FDIC insurance	1,634	1,989	3,564	3,846
Amortization of other intangible assets	1,711	1,791	3,370	3,196
Merger and acquisition	2,268	2,262	3,304	8,397
Travel and entertainment	1,513	1,535	2,684	2,599
Other	2,360	746	6,269	3,788
Total noninterest expense	$81,678	$87,607	$163,607	$176,256

9. Income Taxes:

During the three months ended June 30, 2013, Sterling recognized income tax expense of $13.0 million, reflecting a 32% effective tax rate, and during the six months ended June 30, 2013, income tax expense of $22.8 million, reflecting a 31% effective tax rate. The comparable 2012 periods included an income tax benefit of $288.8 million, the result of reversing substantially all of Sterling's deferred tax asset valuation allowance. The effective tax rate for the 2013 periods reflect permanent differences between book income and tax income from the Borrego acquisition bargain purchase gain, as well as tax exempt municipal bond and BOLI income. As of June 30, 2013, the net deferred tax asset was $290.4 million, including $260.2 million of net operating loss and tax credit carry-forwards, compared with $292.1 million as of December 31, 2012, including $274.0 million of net operating loss and tax credit carry-forwards.

With regard to the deferred tax asset, the benefits of Sterling’s accumulated tax losses would be reduced in the event of an "ownership change," as determined under Section 382 of the Internal Revenue Code. During 2010, in order to preserve the benefits of these tax losses, Sterling’s shareholders approved a protective amendment to the restated articles of incorporation and Sterling’s board adopted a tax preservation rights plan, both of which restrict certain stock transfers that would result in an investor becoming an owner of 5% or more of Sterling’s total outstanding common stock. The protective amendment and the rights plan are expected to expire on August 27, 2013.

10. Stock Based Compensation:

The following table presents a summary of restricted stock unit activity during the period:

	Shares	Weighted Average Grant Price
Balance, January 1, 2013	385,513	$19.16
Granted	229,521	21.76
Vested	(96,077)	19.50
Forfeited	(6,589)	19.10
Outstanding, June 30, 2013	512,368	$20.26

The following table presents a summary of stock option activity during the period:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2013	12,399	$1,433.63
Granted	240,187	21.59
Exercised	0	0.00
Expired	(1,913)	2,189.22
Cancelled	(96)	1,337.16
Outstanding, June 30, 2013	250,577	$74.41
Exercisable, June 30, 2013	45,651	$311.41

The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used during the period were:

Six Months Ended June 30, 2013
Expected volatility	40%
Expected term (in years)	8.5
Expected dividend yield	3.29%
Risk free interest rate	1.55%

The following table presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
	(dollars in thousands)
June 30, 2013	9.3 years	$526	7.6 years	$81
December 31, 2012	1.3 years	0	1.2 years	0

As of June 30, 2013, a total of 4,932,399 shares remained available for grant under Sterling’s 2007 and 2010 Long-Term Incentive Plans. The stock options outstanding under these plans have terms of six and 10 years. Stock based compensation expense recognized during the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	$191	$7	$295	$31
Restricted stock	1,035	810	2,026	1,812
Total	$1,226	$817	$2,321	$1,843

As of June 30, 2013, unrecognized equity compensation expense totaled $9.5 million as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.7 years.

11. Derivatives and Hedging:

From time to time, Sterling enters into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is hedged by Sterling entering into offsetting interest rate swap agreements with various unaffiliated counterparties ("broker-dealers"). Both customer and broker-dealer related interest rate derivatives are carried at fair value, which includes consideration of counterparty credit risk.

As part of its mortgage banking activities, Sterling makes commitments to prospective borrowers on residential mortgage loan applications, which may have the interest rates locked for a period of 10 to 60 days or longer, if extended ("interest rate lock commitments"). The fair value of interest rate lock commitments presented in the table below has been adjusted to reflect the expected fallout. These interest rate lock commitments, and loans held for sale that have not been committed to investors, give rise to interest rate risk. Sterling hedges the interest rate risk arising from these mortgage banking activities by entering into forward sales agreements on MBS with third parties ("forward commitments").

Residential mortgage loans held for sale that were not committed to investors were $300.1 million and $419.1 million as of June 30, 2013 and December 31, 2012, respectively. The following table summarizes Sterling’s mortgage banking operations and interest rate swaps:

	June 30, 2013
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$244,202	$2,425	$0
Forward commitments	484,000	15,989	0
Interest rate swaps - broker-dealer	25,539	0	1,088
Interest rate swaps - customer	26,580	1,089	0
	December 31, 2012
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$242,061	$9,035	$0
Forward commitments	531,000	0	1,881
Interest rate swaps - broker-dealer	44,846	0	2,144
Interest rate swaps - customer	36,158	2,148	0

The fair value of these derivatives is included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap agreements are included in other noninterest income. The following table sets forth these gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Mortgage banking operations	$2,804	$1,707	$(7,364)	$(655)
Other noninterest income	50	(68)	126	(680)

Also included in mortgage banking income were loan servicing fees income of $4.1 million and a loss of $471,000 for the three months ended June 30, 2013 and 2012, respectively, and income of $6.8 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively.

12. Offsetting Assets and Liabilities:

Certain derivatives and repurchase agreements are subject to net settlement. Depending on the governing disclosure rules or elections made by management, amounts are presented gross or net on a balance sheet. The following summarizes the presentation of Sterling's interest rate swaps and securities sold under repurchase agreements, all of which are presented gross on Sterling's balance sheet:

				Pledged Collateral on Balance Sheet
June 30, 2013	Amount Recognized	Amount Offset on Balance Sheet	Amount Presented on Balance Sheet	Securities	Cash	Net Position
	(in thousands)
Assets
Interest rate swaps	$1,089	$0	$1,089	$0	$0	$1,089
Total	$1,089	$0	$1,089	$0	$0	$1,089
Liabilities
Securities sold under repurchase agreements	$527,925	$0	$527,925	$527,925	$0	$0
Interest rate swaps	1,088	0	1,088	0	1,088	0
Total	$529,013	$0	$529,013	$527,925	$1,088	$0
December 31, 2012
Assets
Interest rate swaps	$2,148	$0	$2,148	$0	$0	$2,148
Total	$2,148	$0	$2,148	$0	$0	$2,148
Liabilities
Securities sold under repurchase agreements	$586,867	$0	$586,867	$586,867	$0	$0
Interest rate swaps	2,144	0	2,144	0	2,144	0
Total	$589,011	$0	$589,011	$586,867	$2,144	$0

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

		June 30, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:		(in thousands)
Cash and cash equivalents	1	$325,710	$325,710	$331,550	$331,550
Investments and MBS:
Available for sale	2	1,538,880	1,538,880	1,513,157	1,513,157
Held to maturity	2	185	185	206	206
Loans held for sale	2	307,511	307,511	465,983	465,983
Loans receivable, net	3	6,868,866	6,930,174	6,101,749	6,154,296
Mortgage servicing rights, net	3	52,430	60,650	32,420	32,420
Other assets (1)	2	115,596	115,596	108,642	108,642
Financial liabilities:
Non-maturity deposits	2	4,879,525	4,879,525	4,697,147	4,697,147
Deposits with stated maturities	2	1,748,934	1,769,442	1,738,970	1,768,818
Borrowings	2	1,971,079	1,971,522	1,437,491	1,457,911
Other liabilities	2	1,088	1,088	4,025	4,025
(1) Other assets includes FHLB stock. As of June 30, 2013 and December 31, 2012, FHLB stock was carried at $96.1 million and $97.5 million, respectively.

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

Loans Held for Sale.  Sterling has elected to carry residential loans held for sale at fair value. The fair values of residential loans are based on investor quotes in the secondary market, determined by the fair value of options and commitments to sell or issue mortgage loans. The fair value election was made to match changes in the value of these loans with the value of their economic hedges. Loan origination fees, costs and servicing rights, which were previously deferred on these loans, are now recognized as part of the loan value at origination. Nonresidential loans held for sale are carried at the lower of cost or market ("LOCOM") due to the frequency of these loan sale transactions, as well as the availability of market data for these loan types.

Loans Receivable.  The fair value of performing loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions and does not incorporate the exit price concept of fair value. Certain residential mortgage loans that were previously classified as held for sale are carried at fair value because Sterling elected at origination to carry these loans at fair value. The fair value of these loans is based on current market rates with various discounts applied based on an individual loan basis. The fair value of nonperforming collateral-dependent loans is estimated based upon the value of the underlying collateral. The fair value of other nonperforming loans is estimated by discounting management's current estimate of future cash flows using a rate estimated to be commensurate with the risks involved. Changes in the various inputs in the fair value of nonperforming loans will have a significant impact on the fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2013
Investment securities available for sale:
MBS	$1,343,181	$0	$1,343,181	$0
Municipal bonds	195,530	0	195,530	0
Other	169	0	169	0
Total investment securities available for sale	1,538,880	0	1,538,880	0
Loans held for sale	307,511	0	307,511	0
Loans receivable, net	36,338	0	0	36,338
Other assets - derivatives	19,503	0	19,503	0
Total assets	$1,902,232	$0	$1,865,894	$36,338
Contingent consideration	$9,868	$0	$0	$9,868
Other liabilities - derivatives	1,088	0	1,088	0
Total liabilities	$10,956	$0	$1,088	$9,868
December 31, 2012
Investment securities available for sale:
MBS	$1,308,838	$0	$1,308,838	$0
Municipal bonds	204,306	0	204,306	0
Other	13	0	13	0
Total investment securities available for sale	1,513,157	0	1,513,157	0
Loans held for sale	465,983	0	465,983	0
Loans receivable, net	23,177	0	0	23,177
Other assets - derivatives	11,183	0	11,183	0
Total assets	$2,013,500	$0	$1,990,323	$23,177
Contingent consideration	$15,442	$0	$0	$15,442
Other liabilities - derivatives	4,025	0	4,025	0
Total liabilities	$19,467	$0	$4,025	$15,442

The following table presents the changes in fair value for loans receivable measured at fair value on a recurring basis using Level 3 inputs:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning balance	$23,177	$12,776
Transfers from held for sale	15,933	10,505
Principal payments and payoffs	(1,717)	(588)
Valuation adjustments	(1,055)	(313)
Ending balance	$36,338	$22,380

Differences between the aggregate fair value and the aggregate unpaid principal balance of loans receivable carried at fair value were $1.1 million and $313,000 during the six months ended June 30, 2013 and 2012, respectively, and were included in income from mortgage banking operations. Valuation adjustments were based on current market rates for comparable loans, in addition to discounts applied based on specific loan characteristics.

Contingent consideration represents the estimated liability for additional payments related to the First Independent transaction based on the application of a discounted cash flow methodology. The following table presents a roll-forward of contingent consideration:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning balance	$15,442	$0
Additions	0	11,779
Valuation adjustments	1,264	1,513
Payout	(6,838)	0
Ending balance	$9,868	$13,292

Valuation adjustments were included in noninterest expense as merger and acquisition expenses. The final payment determination date for this contingent consideration will be during the third quarter of 2013.

Derivatives include mortgage banking interest rate lock and loan delivery commitments, and interest rate swaps. See Note 11 for a further discussion of these derivatives. The differences between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Mortgage banking operations	$(24,572)	$11

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	June 30, 2013
	Total Carrying Value	Level 1	Level 2	Level 3	Gains (Losses) During the Six Months Ended June 30, 2013
	(in thousands)
Loans	$66,620	$0	$0	$66,620	$(2,711)
OREO	12,739	0	0	12,739	(2,979)
Mortgage servicing rights	52,430	0	0	52,430	5,614
	December 31, 2012				Losses During the Year Ended December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$172,172	$0	$0	$172,172	$(27,649)
OREO	18,074	0	0	18,074	(1,296)
Mortgage servicing rights	32,420	0	0	32,420	(230)

The loans disclosed above represent the net balance of loans as of period end for which a charge-off or specific reserve has been recognized during the six months ended June 30, 2013, and the year ended December 31, 2012, respectively, with these losses comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value of properties for which a specific reserve was recorded during the periods presented as a result of updated appraisals subsequent to foreclosure.

The appraisals may use comparable sales and income approach valuation methods and may be adjusted to reflect current market or property information. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $2.3 million and $3.9 million for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis. Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

June 30, 2013
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed: residential 10.1%, commercial 11.8%; weighted average discount rate: residential 10.2%, commercial 17.0%.

14. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Bank as of June 30, 2013:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 leverage ratio
Sterling	$1,124,391	12.2%	$369,027	4.0%	$461,284	5.0%
Sterling Bank	1,104,601	12.0%	369,037	4.0%	461,296	5.0%
Tier 1 risk-based capital ratio
Sterling	1,124,391	16.3%	275,381	4.0%	413,072	6.0%
Sterling Bank	1,104,601	16.0%	275,462	4.0%	413,193	6.0%
Total risk-based capital ratio
Sterling	1,211,255	17.6%	550,763	8.0%	688,453	10.0%
Sterling Bank	1,191,490	17.3%	550,924	8.0%	688,655	10.0%

15. Segment Information:

Sterling's operations are divided into two primary business segments that represent its core businesses:

•
Community Banking - providing traditional banking services through the retail banking, private banking and commercial banking groups, including the originating and servicing of commercial real estate, owner occupied CRE and C&I loans.

•	Home Loan Division - originating and selling residential real estate loans through its mortgage banking operations, on both a servicing-retained and servicing-released basis.

The Eliminations caption represents intercompany eliminations.

	As of and for the Three Months Ended June 30, 2013
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$86,699	$7,318	$0	$94,017
Interest expense	12,142	0	1,461	13,603
Net interest income	74,557	7,318	(1,461)	80,414
Provision for credit losses	0	0	0	0
Noninterest income	17,816	24,660	(473)	42,003
Noninterest expense	55,906	26,338	(566)	81,678
Income (loss) before income taxes	$36,467	$5,640	$(1,368)	$40,739
Total assets	$9,608,919	$331,860	$(1,206)	$9,939,573

	As of and for the Three Months Ended June 30, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$94,634	$6,356	$0	$100,990
Interest expense	21,241	0	839	22,080
Net interest income	73,393	6,356	(839)	78,910
Provision for credit losses	4,000	0	0	4,000
Noninterest income	18,597	25,940	204	44,741
Noninterest expense	68,127	20,150	(670)	87,607
Income (loss) before income taxes	$19,863	$12,146	$35	$32,044
Total assets	$9,593,152	$5,720	$641	$9,599,513

	As of and for the Six Months Ended June 30, 2013
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$170,389	$14,385	$0	$184,774
Interest expense	24,561	0	2,905	27,466
Net interest income	145,828	14,385	(2,905)	157,308
Provision for credit losses	0	0	0	0
Noninterest income	39,001	41,033	(465)	79,569
Noninterest expense	118,359	43,810	1,438	163,607
Income (loss) before income taxes	$66,470	$11,608	$(4,808)	$73,270
Total assets	$9,608,919	$331,860	$(1,206)	$9,939,573

	As of and for the Six Months Ended June 30, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$187,421	$11,534	$0	$198,955
Interest expense	43,734	0	1,958	45,692
Net interest income	143,687	11,534	(1,958)	153,263
Provision for credit losses	8,000	0	0	8,000
Noninterest income	37,775	38,701	(148)	76,328
Noninterest expense	140,903	34,764	589	176,256
Income (loss) before income taxes	$32,559	$15,471	$(2,695)	$45,335
Total assets	$9,593,152	$5,720	$641	$9,599,513

16. Commitments and Contingencies:

Securities Class Action Litigation. On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the "Complaint"). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys' fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. On August 5, 2013, the court entered an order granting defendants' motion and dismissing the Complaint in its entirety.  The court has given plaintiffs 60 days to file an amended complaint.  We do not know and cannot predict if plaintiffs will file an amended complaint. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ERISA Class Action Litigation. On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling, as well as certain of Sterling's current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the "Complaint") filed on July 16, 2010 in the same court. The Complaint did not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleged that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the "401(k) Plan") and the FirstBank Northwest Employee Stock Ownership Plan ("ESOP") (collectively, the "Plans"). Specifically, the Complaint alleged that the defendants breached their duties by investing assets of the Plans in Sterling's securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling's business practices. The business practices at issue included alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and over 90-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods were October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint sought damages of an unspecified amount and attorneys' fees and costs. On September 26, 2012, Sterling received a letter from the U.S. Department of Labor (the "Department of Labor") containing similar allegations as those set forth in the Complaint, demanding that the violations alleged in the Department of Labor's letter be corrected and notifying Sterling that the Department of Labor may take legal action in connection with such allegations, including assessing a civil money penalty. In January 2013, a tentative settlement was reached, pursuant to which Sterling agreed to pay $3.0 million to settle the claims. The final fairness hearing was held on July 11, 2013, at which time the Court accepted a non-objection letter from the Department of Labor and approved the settlement.

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

Commerce National Bank. On May 2, 2013, Sterling announced that it had entered into a definitive agreement with Commerce National Bank ("CNB"), to acquire CNB for cash consideration of $42.9 million The transaction is expected to enhance Sterling’s current operations in Southern California. Subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions, the transaction is expected to close during the fourth quarter of 2013. As of June 30, 2013, CNB had assets of $235.6 million, loans of $146.7 million, deposits of $204.9 million, and shareholders’ equity of $29.2 million.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see "Forward-Looking Statements." Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in Sterling’s 2012 annual report on Form 10-K.

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to "Sterling," "the Company," "we," "our," or "us" in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to "Sterling Bank" refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank that operates under the registered trade names of Sterling Bank and in California as Sonoma Bank and Borrego Springs Bank. Sterling Bank offers retail and commercial banking products and services, mortgage lending and wealth management to individuals, small businesses, commercial organizations and corporations. As of June 30, 2013, Sterling had assets of $9.94 billion and operated 169 depository branches in Washington, Oregon, Idaho and California.

Overview

Net income for the three and six months ended June 30, 2013 was $27.8 million and $50.4 million, respectively, compared with $320.9 million and $334.2 million for the respective 2012 periods. The changes in operating results over the periods presented included an increase in net interest income and net interest margin, and lower credit costs. The results for the 2012 periods include an income tax benefit of $288.8 million resulting from the release of the deferred tax asset valuation allowance.

The net interest margin expanded to 3.70% for both the three and six months ended June 30, 2013, from 3.56% and 3.47% for the three and six months ended June 30, 2012 respectively, driven by a decline in funding costs. The decline in funding costs reflected a shift in mix and repricing within deposits, as well as a lower balance of wholesale borrowings from securities sold under repurchase agreements. Net interest income for the three and six months ended June 30, 2013 expanded by $1.5 million and $4.0 million respectively over the 2012 comparative periods, reflecting the decline in funding costs that exceeded the decline in interest income.

During the three and six months ended June 30, 2013, there was no provision for credit losses, compared with a $4.0 million and $8.0 million provision during the respective 2012 periods, reflecting the decline in nonperforming assets. At June 30, 2013, nonperforming assets to total assets was 1.70% compared to 3.35% at June 30, 2012.

On February 28, 2013, Sterling completed the acquisition of American Heritage Holdings, the holding company for Borrego Springs Bank, N.A. ("Borrego"), for $8.7 million in cash consideration, adding an aggregate of $103.7 million of gross loans and $117.7 million of deposits. A bargain purchase gain of $7.5 million was recorded in connection with the acquisition, reflecting the fair value of net assets acquired in excess of the purchase price. On May 10, 2013, Sterling paid $123.0 million to acquire the Puget Sound operations of Boston Private Bank & Trust Company ("Boston Private"), which added $278.5 million of performing loans and $168.2 million of deposits.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share	$0.45	$5.17	$0.81	$5.38
Diluted earnings per share	$0.44	$5.13	$0.80	$5.33
Return on average assets	1.17%	13.74%	1.09%	7.20%
Return on average equity	9.0%	138.7%	8.2%	73.7%
Net interest margin (tax equivalent)	3.70%	3.56%	3.70%	3.47%
Efficiency ratio (1)	63.1%	66.1%	67.6%	72.4%
Net charge-offs to average loans (annualized)	0.29%	0.32%	0.28%	0.81%

	June 30, 2013	December 31, 2012
Book value per share	$19.36	$19.58
Tangible book value per share	$18.49	$18.91
Market value per share	$23.78	$20.90
Tier 1 leverage ratio (consolidated)	12.2%	12.1%
Loan loss allowance to total loans	2.02%	2.47%
Nonperforming assets to total assets	1.70%	2.28%

(1) The efficiency ratio is noninterest expense, excluding OREO and amortization of other intangible assets, divided by net interest income (tax equivalent) plus noninterest income, excluding gains on sales of securities, other-than-temporary impairment losses on securities, charge on prepayment of debt, gain on branch divestitures and bargain purchase gain.

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

	Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$4,257,888	$48,278	4.54%	$3,863,940	$49,486	5.12%
Commercial and consumer	2,863,458	36,296	5.08%	2,540,930	36,147	5.72%
Total loans (1)	7,121,346	84,574	4.76%	6,404,870	85,633	5.36%
MBS (2)	1,218,352	7,333	2.41%	1,984,471	12,936	2.61%
Investments and cash (2)	379,665	3,125	3.30%	549,590	3,422	2.50%
FHLB stock	96,936	0	0.00%	99,227	0	0.00%
Total interest earning assets	8,816,299	95,032	4.32%	9,038,158	101,991	4.52%
Noninterest earning assets (3)	681,771			352,130
Total average assets	$9,498,070			$9,390,288
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$748,977	68	0.04%	$666,243	93	0.06%
Savings and MMDA	2,396,010	806	0.13%	2,285,426	1,025	0.18%
Time deposits	1,743,611	5,164	1.19%	2,380,453	8,803	1.49%
Total interest bearing deposits	4,888,598	6,038	0.50%	5,332,122	9,921	0.75%
Borrowings	1,543,552	7,565	1.97%	1,486,167	12,159	3.29%
Total interest bearing liabilities	6,432,150	13,603	0.85%	6,818,289	22,080	1.30%
Noninterest bearing transaction	1,713,809	0	0.00%	1,510,591	0	0.00%
Total funding liabilities	8,145,959	13,603	0.67%	8,328,880	22,080	1.07%
Other noninterest bearing liabilities	110,797			131,031
Total average liabilities	8,256,756			8,459,911
Total average equity	1,241,314			930,377
Total average liabilities and equity	$9,498,070			$9,390,288
Net interest income and spread (4)		$81,429	3.47%		$79,911	3.22%
Net interest margin (4)			3.70%			3.56%
Deposits:
Total interest bearing deposits	$4,888,598	$6,038	0.50%	$5,332,122	$9,921	0.75%
Noninterest bearing transaction	1,713,809	0	0.00%	1,510,591	0	0.00%
Total deposits	$6,602,407	$6,038	0.37%	$6,842,713	$9,921	0.58%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans ("confirmed losses") and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$4,200,974	$96,281	4.59%	$3,704,023	$93,548	5.05%
Commercial and consumer	2,765,929	69,596	5.07%	2,540,630	72,026	5.70%
Total loans (1)	6,966,903	165,877	4.78%	6,244,653	165,574	5.32%
MBS (2)	1,219,810	14,630	2.40%	2,104,755	28,271	2.69%
Investments and cash (2)	406,196	6,278	3.11%	566,171	7,242	2.57%
FHLB stock	97,209	0	0.00%	99,142	0	0.00%
Total interest earning assets	8,690,118	186,785	4.31%	9,014,721	201,087	4.47%
Noninterest earning assets (3)	655,736			321,692
Total average assets	$9,345,854			$9,336,413
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$738,100	135	0.04%	$612,943	198	0.06%
Savings and MMDA	2,368,705	1,564	0.13%	2,235,524	2,216	0.20%
Time deposits	1,731,066	10,646	1.24%	2,471,603	18,609	1.51%
Total interest bearing deposits	4,837,871	12,345	0.51%	5,320,070	21,023	0.79%
Borrowings	1,452,202	15,121	2.10%	1,556,041	24,669	3.19%
Total interest bearing liabilities	6,290,073	27,466	0.88%	6,876,111	45,692	1.34%
Noninterest bearing transaction	1,705,607	0	0.00%	1,418,680	0	0.00%
Total funding liabilities	7,995,680	27,466	0.69%	8,294,791	45,692	1.11%
Other noninterest bearing liabilities	114,821			129,269
Total average liabilities	8,110,501			8,424,060
Total average equity	1,235,353			912,353
Total average liabilities and equity	$9,345,854			$9,336,413
Net interest income and spread (4)		$159,319	3.43%		$155,395	3.13%
Net interest margin (4)			3.70%			3.47%
Deposits:
Total interest bearing deposits	$4,837,871	$12,345	0.51%	$5,320,070	$21,023	0.79%
Noninterest bearing transaction	1,705,607	0	0.00%	1,418,680	0	0.00%
Total deposits	$6,543,478	$12,345	0.38%	$6,738,750	$21,023	0.63%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans ("confirmed losses") and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Net Interest Income. Sterling's net interest income increased $1.5 million and $4.0 million for the three and six months ended June 30, 2013 respectively, compared with the three and six months ended June 30, 2012, as a result of the decline in funding costs exceeding the decline in interest income. Funding costs declined as a result of a shift in the mix and repricing of deposits, as well as a lower balance of higher cost wholesale borrowings from securities sold under repurchase agreements.

Total interest income declined 7% for both the second quarter and six months ended June 30, 2013 compared with the comparable 2012 periods, as a result of a lower securities portfolio average balance. Interest income on loans was flat over the periods presented, with higher average loan balances offsetting a decline in average yield.

Provision for Credit Losses. During the three and six months ended June 30, 2013, there was no provision for credit losses, compared with $4.0 million and $8.0 million for the comparative 2012 periods, respectively. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans.

Noninterest Income. Noninterest income was as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)
Fees and service charges	$15,618	$14,131	11%	$29,748	$26,871	11%
Mortgage banking operations	23,180	24,181	(4)%	36,974	42,725	(13)%
BOLI	1,424	3,769	(62)%	2,981	5,515	(46)%
Gains on sales of securities, net	0	9,321	(100)%	0	9,463	(100)%
Other-than-temporary impairment losses on securities	0	(6,819)	(100)%	0	(6,819)	(100)%
Charge on prepayment of debt	0	(2,664)	(100)%	0	(2,664)	(100)%
Gains on other loan sales	1,194	2,811	(58)%	1,219	3,411	(64)%
Other	587	11	*	8,647	(2,174)	*
Total noninterest income	$42,003	$44,741	(6)%	$79,569	$76,328	4%
* Not meaningful

Fees and service charges increased over the periods presented due to an increase in deposit fee income and loan prepayment penalties. BOLI income during the 2012 periods included $2.4 million relating to a death benefit. For the 2013 periods, Sterling had no gains or losses on the sale of securities, compared to a gain of $9.3 million for the second quarter of 2012. Also, during the 2012 periods, Sterling recognized an other-than-temporary impairment charge of $6.8 million, and a prepayment of debt charge of $2.7 million. There were no similar charges in the first and second quarters of 2013. Gains on other loan sales during the 2013 periods were due to SBA lending activity, while the 2012 gains on other loan sales were primarily related to the sale of nonperforming loans at a premium to carrying value.

Other noninterest income during the six months ended June 30, 2013 included a $7.5 million bargain purchase gain in connection with the Borrego acquisition. The sale of three branches during the six months ended June 30, 2013 resulted in a gain of $893,000, before associated expenses of $254,000 that are included in other noninterest expenses. In the comparable 2012 period, branch consolidations resulted in a loss of $1.6 million. Other noninterest income for the six months ended June 30, 2012 also included a negative valuation adjustment of $680,000 on interest rate swaps.

Mortgage banking income for the three and six months ended June 30, 2013 declined 4% and 13%, respectively, over the comparative 2012 periods, reflecting lower margins on loan sales. Included in income from mortgage banking operations for the three and six months ended June 30, 2013 was a $2.8 million and $5.6 million valuation increase on mortgage servicing rights, respectively, compared with a $1.1 million write-down and a $1.1 million increase, respectively, during the three and six months ended June 30, 2012. During the second quarter of 2013, income from mortgage banking also included a $1.0 million reduction in the fair value of a pool of portfolio residential mortgage loans.

The following table presents components of mortgage banking operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Residential loan sales	$791,942	$576,545	$1,579,318	$1,140,571
Change in warehouse and interest rate locks	7,419	220,252	(132,292)	312,581
Total mortgage banking activity	$799,361	$796,797	$1,447,026	$1,453,152
Margin on residential loan sales	2.35%	3.07%	2.03%	2.75%

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in thousands)
Employee compensation and benefits	$45,803	$46,485	(1)%	$88,239	$93,866	(6)%
Occupancy and equipment	9,567	10,932	(12)%	19,426	21,219	(8)%
Data processing	6,471	7,033	(8)%	13,048	13,463	(3)%
Professional fees	2,985	4,800	(38)%	8,937	7,789	15%
Depreciation	3,058	2,923	5%	5,992	5,836	3%
OREO operations	2,549	3,337	(24)%	4,579	5,329	(14)%
Advertising	1,759	3,774	(53)%	4,195	6,928	(39)%
FDIC insurance	1,634	1,989	(18)%	3,564	3,846	(7)%
Amortization of other intangible assets	1,711	1,791	(4)%	3,370	3,196	5%
Merger and acquisition	2,268	2,262	0%	3,304	8,397	(61)%
Travel and entertainment	1,513	1,535	(1)%	2,684	2,599	3%
Other	2,360	746	216%	6,269	3,788	65%
Total noninterest expense	$81,678	$87,607	(7)%	$163,607	$176,256	(7)%

Employee compensation and benefits during the six months ended June 30, 2012 included severance costs related to a reduction in force, and a higher level of commissions from increased loan production levels. The increase in professional fees for the six months ended June 30, 2013 compared with the 2012 period is principally related to ongoing litigation and other legal matters. Advertising expense during the six months ended June 30, 2012 included costs related to the rebranding of Sterling Savings Bank as Sterling Bank, with no rebranding charges recognized during the 2013 periods. Merger and acquisition expense during the six months ended June 30, 2012 reflected costs associated with the First Independent transaction. For the six months ended June 30, 2013, other noninterest expense included net charges of $942,000 for legal settlements, after a $750,000 insurance reimbursement, while the 2012 period included a $1.9 million Washington State Business and Occupation tax refund.

Income Tax Provision. During the three months ended June 30, 2013, Sterling recognized income tax expense of $13.0 million, reflecting a 32% effective tax rate, and during the six months ended June 30, 2013, income tax expense of $22.8 million, reflecting a 31% effective tax rate. The comparable 2012 periods included an income tax benefit of $288.8 million, the result of reversing substantially all of Sterling's deferred tax asset valuation allowance. The effective tax rate for the 2013 periods reflect permanent differences between book income and tax income from the Borrego acquisition bargain purchase gain, as well as tax exempt municipal bond and BOLI income. As of June 30, 2013, the net deferred tax asset was $290.4 million, including $260.2 million of net operating loss and tax credit carry-forwards, compared with $292.1 million as of December 31, 2012, including $274.0 million of net operating loss and tax credit carry-forwards.

Financial Position

Assets. At June 30, 2013, Sterling’s assets were $9.94 billion, an increase of $702.7 million from December 31, 2012. The Borrego acquisition in the first quarter of 2013 added total assets of $141.6 million, while the Boston Private transaction added total assets of $292.1 million. Organic loan growth of $221.8 million accounted for the balance of the growth in assets.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$964,872	14	$806,722	13
Commercial real estate ("CRE"):
Investor CRE	1,172,433	17	1,219,847	20
Multifamily	1,962,919	28	1,580,289	25
Construction	69,796	1	74,665	1
Total CRE	3,205,148	46	2,874,801	46
Commercial:
Owner occupied CRE	1,411,576	20	1,276,591	20
Commercial & Industrial ("C&I")	636,727	9	540,499	9
Total commercial	2,048,303	29	1,817,090	29
Consumer	783,601	11	754,621	12
Gross loans receivable	7,001,924	100%	6,253,234	100%
Deferred loan fees, net	8,891		2,860
Allowance for loan losses	(141,949)		(154,345)
Loans receivable, net	$6,868,866		$6,101,749

The acquisition of Borrego during the first quarter 2013 added $97.3 million of loans, which were primarily SBA loans that have been included in the table above in owner occupied CRE. The Boston Private transaction during the second quarter of 2013 added $273.4 million of loans, approximately 37% of which were commercial, 36% were CRE, and 26% were residential real estate. Excluding loans acquired in these transactions, gross portfolio loan balances expanded at an annualized rate of 14% during the six months ended June 30, 2013.

The following table sets forth Sterling's loan originations and purchases for the periods indicated. These amounts do not include the amounts acquired in the Borrego and Boston Private transactions during 2013, or amounts acquired in the 2012 First Independent transaction:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Loan originations:	(in thousands)
Residential real estate:
For sale	$799,682	$578,418	$1,432,587	$1,155,294
Permanent	118,023	46,569	215,337	75,297
Total residential real estate	917,705	624,987	1,647,924	1,230,591
CRE:
Investor CRE	22,894	16,190	37,336	22,646
Multifamily	280,435	234,971	466,349	407,681
Construction	6,931	845	8,661	1,668
Total CRE	310,260	252,006	512,346	431,995
Commercial:
Owner occupied CRE	39,380	29,937	99,857	58,292
C&I	103,964	50,069	187,061	104,055
Total commercial	143,344	80,006	286,918	162,347
Consumer	115,225	79,991	184,452	136,446
Total loan originations	1,486,534	1,036,990	2,631,640	1,961,379
Total portfolio loan originations (excludes residential real estate for sale)	686,852	458,572	1,199,053	806,085
Loan purchases:
Residential real estate	0	37,734	177	74,762
CRE:
Investor CRE	67	0	1,916	0
Multifamily	64	251	285	391
Total CRE	131	251	2,201	391
Commercial:
Owner occupied CRE	0	0	1,071	0
C&I	21,000	0	21,000	0
Total commercial	21,000	0	22,071	0
Consumer	20,451	10,740	20,451	10,740
Total loan purchases	41,582	48,725	44,900	85,893
Total loan originations and purchases	$1,528,116	$1,085,715	$2,676,540	$2,047,272

Loan originations and purchases grew by 41% and 31% during the three and six months ended June 30, 2013, respectively, over the 2012 comparative periods. Multifamily portfolio loan originations during the three and six months ended June 30, 2013 were 41% and 39%, respectively, of total portfolio originations, with residential permanent, C&I and consumer being the other primary contributors. Originations of residential for sale loans were positively influenced by an elevated level of refinancing activity due to historically low mortgage rates. Loan purchases during the second quarter of 2013 included $21.0 million of C&I syndicated loans, and $20.5 million of consumer auto loans.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for credit losses
Allowance - loans, beginning balance	$149,673	$161,273	$154,345	$177,458
Provision	(2,600)	2,000	(2,600)	6,000
Charge-offs	(7,758)	(14,887)	(14,932)	(40,577)
Recoveries	2,634	9,858	5,136	15,363
Allowance - loans, ending balance	141,949	158,244	141,949	158,244
Allowance - unfunded commitments, beginning balance	7,990	10,028	8,002	10,029
Provision	2,600	2,000	2,600	2,000
Charge-offs	(1,085)	(4,076)	(1,097)	(4,077)
Allowance - unfunded commitments, ending balance	9,505	7,952	9,505	7,952
Total credit allowance	$151,454	$166,196	$151,454	$166,196

See Note 4 of the Notes to Consolidated Financial Statements for additional details by loan segment for changes in the allowance for credit losses. The decline in the allowance for credit losses over the periods presented was due to net charge-offs exceeding the level of provisioning, reflecting a reduction in the level of classified loans, as well as lower historical loss rates. The following table presents classified assets, which are comprised of loans risk rated as substandard, doubtful or loss, and OREO.

	June 30, 2013	December 31, 2012
	(in thousands)
Residential real estate	$25,350	$26,915
CRE:
Investor CRE	31,482	70,044
Multifamily	4,835	8,964
Construction	9,400	17,800
Total CRE	45,717	96,808
Commercial:
Owner occupied CRE	49,006	58,119
C&I	7,009	6,006
Total commercial	56,015	64,125
Consumer	7,847	8,942
Total classified loans	134,929	196,790
OREO	26,511	25,042
Total classified assets	$161,440	$221,832
Classified loans to loans	1.93%	3.15%
Classified assets to total assets	1.62%	2.40%

Classified assets declined $60.4 million, or 27% during the six months ended June 30, 2013, despite the addition of $17.2 million of classified assets during this period as a result of the Borrego transaction. Nonperforming assets include nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Past due 90 days or more and accruing	$0	$0
Nonaccrual loans	80,387	121,113
Restructured loans	62,344	64,216
Total nonperforming loans	142,731	185,329
OREO	26,511	25,042
Total nonperforming assets	169,242	210,371
Specific reserve - loans	(4,829)	(8,463)
Net nonperforming assets	$164,413	$201,908
Guaranteed portion of nonperforming loans	$19,427	$10,702
Nonperforming loans to loans	2.04%	2.96%
Nonperforming assets to total assets	1.70%	2.28%
Loan loss allowance to nonperforming loans	99%	83%

Nonperforming assets decreased 20% during the six months ended June 30, 2013, despite the Borrego transaction adding $18.3 million of nonperforming assets, a substantial portion of which are guaranteed by government agencies. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Nonperforming loans:	(in thousands)
Beginning Balance	$183,131	$279,702	$185,329	$287,160
Additions	15,017	67,209	31,120	99,531
Charge-offs	(5,124)	(5,029)	(9,796)	(25,214)
Paydowns and sales	(33,721)	(38,670)	(49,320)	(48,014)
Acquired	0	0	14,251	0
Foreclosures	(8,411)	(13,160)	(15,174)	(22,524)
Upgrade to accrual	(8,161)	(24,712)	(13,679)	(25,599)
Ending Balance	$142,731	$265,340	$142,731	$265,340

The following table presents a roll-forward of OREO for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
OREO:	(dollars in thousands)
Beginning Balance	$29,056	55	$70,383	118	$25,042	46	$81,910	143
Additions	8,113	19	13,166	26	14,876	48	22,530	69
Valuation adjustments	(1,365)		(1,052)		(2,995)		(3,372)
Sales	(10,241)	(35)	(27,185)	(63)	(15,563)	(65)	(46,536)	(131)
Acquired	298	3	0	0	4,375	13	0	0
Other changes	650		489		776		1,269
Ending Balance	$26,511	42	$55,801	81	$26,511	42	$55,801	81

OREO declined 52% compared with June 30, 2012, reflecting Sterling's continuing asset resolution efforts. The following table presents the property type composition of OREO as of the following dates:

	June 30, 2013		December 31, 2012
	Amount	Number of Properties	Amount	Number of Properties
OREO:	(dollars in thousands)
Residential real estate	$1,474	9	$2,448	12
CRE:
Investor CRE	7,661	6	1,636	4
Multifamily	0	0	0	0
Construction	14,139	4	17,304	9
Commercial:
Owner occupied CRE	2,800	16	3,194	13
C&I	0	0	0	0
Consumer	437	7	460	8
Ending Balance	$26,511	42	$25,042	46

OREO increased from December 31, 2012, with the Borrego transaction adding $4.4 million. As of June 30, 2013 and December 31, 2012, construction OREO was primarily comprised of one completed assisted living facility.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,702,022	26%	$1,702,740	26%
Interest bearing transaction	752,888	11%	732,038	11%
Savings and MMDA	2,424,615	37%	2,262,369	36%
Time deposits	1,748,934	26%	1,738,970	27%
Total deposits	$6,628,459	100%	$6,436,117	100%

The increase in total deposits from December 31, 2012, was primarily a result of the Borrego acquisition, which contributed $118.2 million of deposits, and the Boston Private transaction, which added $168.2 million of deposits.

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, reverse repurchase agreements and junior subordinated debentures, was $1.97 billion as of June 30, 2013 compared with $1.44 billion at December 31, 2012, respectively. The increase was in FHLB advances, which were used to fund acquisitions, offset deposit outflow associated with branch divestitures, fund loan growth, and to replace high rate CD runoff. The new advances for the second quarter of 2013 have a weighted average cost of 33 basis points.

Asset and Liability Management

The principal objective of Sterling’s asset and liability management activities is to provide optimum levels of net interest income and stable sources of funding while maintaining acceptable levels of interest-rate risk and liquidity risk. The Asset/Liability Committee ("ALCO") measures interest rate risk exposure primarily through interest rate shock simulations for both net interest income and the economic value of equity ("EVE"). Interest rate risk arises from mismatches in assets and liabilities, with mismatches due to differences in the timing of rate repricing for the various instruments, the amount or volume of the underlying assets and liabilities that are repricing, and by how much or the level at which the rate is repricing. The specific characteristics of the underlying assets and liabilities, including any embedded optionality, such as a prepayment option on a loan, influence these differences.

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

	June 30, 2013	December 31, 2012
Change in Interest Rate in Basis Points (Rate Shock)	% Change in NII	% Change in NII
+300	(1.7)	2.0
+200	(0.4)	1.8
+100	(0.2)	1.0
Static	0.0	0.0
-100	*	*

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

	June 30, 2013	December 31, 2012
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE	% Change in EVE
+300	6.3	29.9
+200	4.9	23.8
+100	2.6	13.7
Static	0.0	0.0
-100	*	*

* Results are not meaningful in a low interest rate environment.

The fluctuations in EVE sensitivity and NII from December 31, 2012 as compared with June 30, 2013 are primarily the result of an increase in short-term borrowings funding fixed-rate, longer-duration assets that were added through organic growth and acquisitions over the past six months.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $52.1 million of related swaps outstanding as of June 30, 2013. For a description, see Note 11 of Notes to Consolidated Financial Statements. As of June 30, 2013, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

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

The total value of Sterling's consolidated cash and equivalents and securities was $1.86 billion at June 30, 2013, compared with $1.84 billion at December 31, 2012. Total available liquidity as of June 30, 2013 was $2.73 billion, compared to $2.93 billion as of December 31, 2012. Total available liquidity as of June 30, 2013 included unpledged portions of cash and equivalents and securities of $652.8 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $1.77 billion, as well as loans held for sale of $307.5 million.

Sterling, as a parent company-only, had cash of approximately $44.9 million and $24.4 million at June 30, 2013 and December 31, 2012, respectively. The parent company's significant cash flows primarily relate to capital investments in and capital distributions from Sterling Bank, capital distributions to shareholders, and interest payments on junior subordinated debentures. Sterling's ability to pay dividends is generally limited by its earnings, financial condition, capital, liquidity and regulatory requirements.  Sterling relies on Sterling Bank as its primary source of cash flow. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling Bank may pay to Sterling without regulatory approval.

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

The portfolio is grouped into several industry segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on the assessment of qualitative factors. The estimated loss emergence period reflects an estimate of the time frame during which losses may be realized. Sterling establishes the expected loss rate on loans using the losses on charged-off and foreclosed loans from the most recent 12 months to estimate the amount that would be lost if a default were to occur, which is termed the "loss given default." The probability of default is multiplied by the loss given default to calculate the expected losses for each loan class. This calculated expected loss for each loan class is compared to the actual one-year and three-year (annualized) losses. If the calculated expected loss rate is less than either the actual one or three year loss rates, then the expected loss rate may be set at the greater of the actual one or three year loss rates. Sterling evaluates the results of this analysis, and based on qualitative factors, the highest of the three loss rates may be used to better reflect the inherent losses for those loan classes.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at June 30, 2013.

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

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of the deferred tax asset valuation allowance occurred during the quarter ended June 30, 2012, which marked the sixth consecutive quarter of profitability for Sterling. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. Based on the earnings performance trend and projections of income through 2013, improvement in asset quality, higher net interest margin and improvements in other key financial ratios, expectations of continued profitability, the length of the carry-forward period for its net operating losses and tax credits, an analysis of the reversal of existing temporary differences, and an evaluation of its loss carry-back ability and tax planning strategies, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. This assessment was updated as of June 30, 2013, resulting in the same conclusion.

Regulation and Compliance

Sterling, as a bank holding company, is subject to ongoing comprehensive examination and regulation by the Federal Reserve Bank of San Francisco, and Sterling Bank, as a Washington state-chartered bank, is subject to ongoing comprehensive regulation and examination by the Washington Department of Financial Institutions (the "WDFI") and the FDIC. Sterling Bank is further subject to standard Federal Reserve regulations related to deposit reserves and certain other matters.

On July 2, 2013, the Federal Reserve issued capital regulations generally consistent with Basel III. The regulation includes: a permanent grandfathering of the existing tier 1 capital status of trust preferred junior subordinated debentures for banks with less than $15 billion in total assets; an option to exclude unrealized gains and losses on available for sale securities from tier 1 capital for banks with less than $250 billion in total assets (subject to certain limitations for acquisition related asset growth); and mortgage risk weightings consistent with Basel I. If the rule were in effect at June 30, 2013, it would not materially impact Sterling's and Sterling Bank's regulatory capital ratios.

Forward-Looking Statements

This report contains forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about Sterling’s plans, objectives, expectations, strategies and intentions and other statements contained in this report that are not historical facts and pertain to Sterling’s future operating results and capital position, including Sterling’s ability to reduce future loan losses, improve its deposit mix, execute its asset resolution initiatives, execute its lending initiatives, contain costs and potential liabilities, realize operating efficiencies, execute its business strategy, make dividend payments, compete in the marketplace and provide increased customer support and service. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements.

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

Other factors that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements may be found under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in Sterling's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated periodically in Sterling’s filings with the SEC. Unless legally required, Sterling disclaims any obligation to update any forward-looking statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Sterling’s market risks, see "Management’s Discussion and Analysis - Asset and Liability Management."

Item 4	Controls and Procedures

Disclosure Controls and Procedures

Sterling’s management, with the participation of Sterling’s principal executive officer and principal financial officer, has evaluated the effectiveness of Sterling’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, Sterling’s principal executive officer and principal financial officer have concluded that, as of the end of such period, Sterling’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Sterling in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in Sterling’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Sterling’s internal control over financial reporting.

PART II – Other Information

Item 1	Legal Proceedings

Securities Class Action Litigation. On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint (the "Complaint"). The Complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The Complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys' fees and costs. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. On August 5, 2013, the court entered an order granting defendants' motion and dismissing the Complaint in its entirety.  The court has given plaintiffs 60 days to file an amended complaint.  We do not know and cannot predict if plaintiffs will file an amended complaint. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

ERISA Class Action Litigation. On January 20 and 22, 2010, two putative class action complaints were filed in the United States District Court for the Eastern District of Washington against Sterling, as well as certain of Sterling's current and former officers and directors. The two complaints were merged in a Consolidated Amended Complaint (the "Complaint") filed on July 16, 2010 in the same court. The Complaint did not name all of the individuals named in the prior complaints, but it is expected that additional defendants will be added. The Complaint alleged that the defendants breached their fiduciary duties under sections 404 and 405 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), with respect to the Sterling Savings Bank Employee Savings and Investment Plan (the "401(k) Plan") and the FirstBank Northwest Employee Stock Ownership Plan ("ESOP") (collectively, the "Plans"). Specifically, the Complaint alleged that the defendants breached their duties by investing assets of the Plans in Sterling's securities when it was imprudent to do so, and by investing such assets in Sterling securities when defendants knew or should have known that the price of those securities was inflated due to misrepresentations and omissions about Sterling's business practices. The business practices at issue included alleged over-reliance on risky construction loans; alleged inadequate loan reserves; alleged spiking increases in nonperforming assets, nonperforming loans, classified assets, and over 90-day delinquent loans; alleged inadequate accounting for rising loan payment shortfalls; alleged unsafe and unsound banking practices; and a capital base that was allegedly inadequate to withstand the significant deterioration in the real estate markets. The putative class periods were October 22, 2007 to the present for the 401(k) Plan class, and October 22, 2007 to November 14, 2008 for the ESOP class. The Complaint sought damages of an unspecified amount and attorneys' fees and costs. On September 26, 2012, Sterling received a letter from the U.S. Department of Labor (the "Department of Labor") containing similar allegations as those set forth in the Complaint, demanding that the violations alleged in the Department of Labor's letter be corrected and notifying Sterling that the Department of Labor may take legal action in connection with such allegations, including assessing a civil money penalty. In January 2013, a tentative settlement was reached, pursuant to which Sterling agreed to pay $3.0 million to settle the claims. The final fairness hearing was held on July 11, 2013, at which time the Court accepted a non-objection letter from the Department of Labor and approved the settlement.

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

STERLING FINANCIAL CORPORATION
(Registrant)
August 6, 2013	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

3.1	Restated Articles of Incorporation of Sterling. Filed as Exhibit 4.1 to Sterling's Amendment No. 1 to the Registration Statement on Form S-3 dated May 8, 2009 and incorporated by reference herein.

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