Form 10-Q
period 2013-09-30
STERLING FINANCIAL CORP /WA/
filed 2013-11-07
CIK 891106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
 FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of October 31, 2013
Common Stock	62,310,878

September 30, 2013

STERLING FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares)

	September 30, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents:
Interest bearing	$223,338	$173,962
Noninterest bearing	119,690	125,916
Total cash and cash equivalents	343,028	299,878
Restricted cash	6,651	31,672
Investments and mortgage-backed securities ("MBS"):
Available for sale	1,498,377	1,513,157
Held to maturity	175	206
Loans held for sale ($190,635 and $465,983 at fair value)	245,783	465,983
Loans receivable, net ($26,931 and $23,177 at fair value)	7,024,326	6,101,749
Accrued interest receivable	29,614	28,019
Other real estate owned, net ("OREO")	17,464	25,042
Properties and equipment, net	100,370	93,850
Bank-owned life insurance ("BOLI")	189,906	179,828
Goodwill	36,633	22,577
Other intangible assets, net	16,154	19,072
Mortgage servicing rights, net	57,030	32,420
Deferred tax asset, net	282,561	292,082
Other assets, net	136,264	131,375
Total assets	$9,984,336	$9,236,910
LIABILITIES:
Deposits:
Noninterest bearing	$1,818,194	$1,702,740
Interest bearing	5,036,248	4,733,377
Total deposits	6,854,442	6,436,117
Advances from Federal Home Loan Bank ("FHLB")	1,027,807	605,330
Securities sold under repurchase agreements	534,669	586,867
Junior subordinated debentures	245,298	245,294
Accrued interest payable	4,202	4,229
Accrued expenses and other liabilities	102,037	141,150
Total liabilities	8,768,455	8,018,987
SHAREHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,314,862 and 62,207,529 shares outstanding, respectively	1,972,021	1,968,025
Accumulated other comprehensive income	29,919	60,712
Accumulated deficit	(786,059)	(810,814)
Total shareholders’ equity	1,215,881	1,217,923
Total liabilities and shareholders’ equity	$9,984,336	$9,236,910

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans	$86,099	$83,110	$251,722	$248,488
MBS	8,079	10,361	22,709	38,632
Investments and cash equivalents	2,266	2,520	6,787	7,826
Total interest income	96,444	95,991	281,218	294,946
Interest expense:
Deposits	6,041	8,981	18,386	30,004
Short-term borrowings	303	2,346	1,037	6,377
Long-term borrowings	7,552	9,356	21,939	29,994
Total interest expense	13,896	20,683	41,362	66,375
Net interest income	82,548	75,308	239,856	228,571
Provision for credit losses	0	2,000	0	10,000
Net interest income after provision for credit losses	82,548	73,308	239,856	218,571
Noninterest income:
Fees and service charges	15,380	14,675	45,128	41,546
Mortgage banking operations	13,494	26,410	50,468	69,135
BOLI	1,640	1,660	4,621	7,175
Gains on sales of securities	0	3,129	0	12,592
Other-than-temporary impairment credit losses on securities (1)	0	0	0	(6,819)
Charge on prepayment of debt	0	0	0	(2,664)
Gains on other loan sales	1,135	476	2,354	3,887
Other	241	348	8,888	(1,826)
Total noninterest income	31,890	46,698	111,459	123,026
Noninterest expense	85,334	89,408	248,941	265,664
Income before income taxes	29,104	30,598	102,374	75,933
Income tax (provision) benefit	(8,056)	0	(30,887)	288,842
Net income	$21,048	$30,598	$71,487	$364,775
Earnings per share - basic	$0.34	$0.49	$1.15	$5.87
Earnings per share - diluted	$0.33	$0.49	$1.13	$5.81
Dividends declared per share	$0.20	$0.15	$0.75	$0.15
Weighted average shares outstanding - basic	62,309,270	62,139,833	62,280,542	62,110,498
Weighted average shares outstanding - diluted	63,461,018	62,845,864	63,271,060	62,745,177

 (1) The other-than-temporary impairment recognized in earnings during the second quarter of 2012 did not have a portion recognized in accumulated other comprehensive income. See Note 3.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

		Three Months Ended
		September 30,
		2013		2012
Net income		$21,048		$30,598
Beginning balance, accumulated other comprehensive income	$30,751		$67,102
Other comprehensive (loss) income:
Change in unrealized gains on investments and MBS available for sale		(1,321)		16,235
Realized net gains reclassified from other comprehensive income		0		(3,129)
Less deferred income tax benefit (provision)		489		(4,945)
Net other comprehensive (loss) income		(832)		8,161
Ending balance, accumulated other comprehensive income	$29,919		$75,263
Comprehensive income		$20,216		$38,759

		Nine Months Ended
		September 30,
		2013		2012
Net income		$71,487		$364,775
Beginning balance, accumulated other comprehensive income	$60,712		$61,115
Other comprehensive (loss) income:
Change in unrealized gains on investments and MBS available for sale		(48,878)		28,547
Realized net gains reclassified from other comprehensive income		0		(5,773)
Less deferred income tax benefit (provision)		18,085		(8,626)
Net other comprehensive (loss) income		(30,793)		14,148
Ending balance, accumulated other comprehensive income	$29,919		$75,263
Comprehensive income		$40,694		$378,923
For the periods presented, accumulated other comprehensive income was comprised solely of unrealized market value adjustments on available for sale securities. The realized portion reclassified out of other comprehensive income is reflected on the income statement in gains on sales of securities and other-than-temporary impairment.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$71,487	$364,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	0	10,000
Net gain on sales of loans	(42,719)	(71,482)
Net gain on sales of investments and MBS	0	(12,592)
Net (gain) loss on mortgage servicing rights	(6,105)	984
Other-than-temporary impairment credit losses on securities	0	6,819
Stock based compensation	3,128	2,756
Loss on OREO	1,141	32
Release of DTA valuation allowance	0	(288,842)
Increase in cash surrender value of BOLI	(4,419)	(6,924)
Depreciation and amortization	32,452	33,871
Bargain purchase gain	(7,544)	0
Change in:
Accrued interest receivable	(785)	4,325
Prepaid expenses and other assets	12,503	(23,295)
Accrued interest payable	(67)	(16,116)
Accrued expenses and other liabilities	(46,044)	19,606
Proceeds from sales of loans originated for sale	2,278,291	1,937,131
Loans originated for sale	(1,964,100)	(2,010,310)
Net cash provided by (used in) operating activities	327,219	(49,262)
Cash flows from investing activities:
Change in restricted cash	25,021	(11,042)
Net change in loans	(661,835)	(317,773)
Proceeds from sales of loans	41,272	75,689
Purchase of investment securities	0	(3,734)
Proceeds from maturities of investment securities	2,778	18,939
Proceeds from sale of investment securities	0	179,235
Purchase of MBS	(322,965)	(287,849)
Principal payments received on MBS	278,527	467,792
Proceeds from sales of MBS	0	326,915
Proceeds from BOLI death benefits	0	3,714
Office properties and equipment, net	(14,568)	(14,144)
Improvements and other changes to OREO	(321)	(1,214)
Proceeds from sales of OREO	28,462	67,200
Net change in cash and cash equivalents from acquisitions	(115,768)	121,098
Net cash (used in) provided by investing activities	$(739,397)	$624,826

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—cont. (in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Net change in deposits	$131,857	$(441,827)
Advances from FHLB	1,385,000	50,000
Repayment of advances from FHLB	(963,472)	(300,157)
Net change in short term repurchase agreements	(2,198)	(13,216)
Payments under structured repurchase agreements	(50,000)	(100,000)
Proceeds from stock issuance, net	868	572
Cash dividends paid	(46,727)	(9,322)
Net cash provided by (used in) financing activities	455,328	(813,950)
Net change in cash and cash equivalents	43,150	(238,386)
Cash and cash equivalents, beginning of period	299,878	470,599
Cash and cash equivalents, end of period	$343,028	$232,213
Supplemental disclosures:
Cash paid during the period for:
Interest	$41,389	$82,358
Income taxes, net	634	81
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	17,329	30,683

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

2. Business Combinations:

Boston Private Bank and Trust Company. On May 10, 2013, Sterling paid $123.0 million in cash to acquire the Puget Sound operations of Boston Private Bank & Trust Company ("Boston Private"), a wholly owned subsidiary of Boston Private Financial Holdings, Inc. The Boston Private Puget Sound offices were located in Seattle, Bellevue and Redmond, Washington. Upon acquisition, the Boston Private Seattle branch was consolidated into one of Sterling's existing Seattle branches. The following table summarizes the amounts recorded at closing:

May 10, 2013
(in thousands)
Cash and cash equivalents	$340
Loans receivable, net	273,353
Goodwill	14,056
Core deposit intangible	1,674
Other assets	2,721
Total assets acquired	$292,144
Deposits	$168,246
Other liabilities	913
Total liabilities assumed	169,159
Net assets acquired	$122,985

The recorded goodwill represents the inherent value of the Boston Private transaction, which expands Sterling's presence in the Puget Sound market through the addition of two branch offices and the associated customer relationships. The additional branches are along the I-5 corridor, which Sterling identified as its primary focus for growth. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible will be amortized on an accelerated basis over approximately ten years.

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

American Heritage Holdings. On February 28, 2013, Sterling paid $6.5 million in cash and paid off an existing note payable of $2.2 million for a total of $8.7 million in consideration to acquire American Heritage Holdings, the holding company for Borrego Springs Bank, N.A. ("Borrego"). Immediately following the acquisition, Borrego was merged with and into Sterling Bank. As a result of this transaction, Sterling has expanded its SBA lending platform and added depository branches in Southern California. The following table summarizes the amounts recorded at closing:

February 28, 2013
(in thousands)
Cash and cash equivalents	15,626
Investments and MBS	1,030
Loans receivable, net	97,262
Core deposit intangible	453
Other assets	27,197
Total assets acquired	$141,568
Deposits	$118,221
Other liabilities	7,054
Total liabilities assumed	125,275
Net assets acquired	16,293
Consideration paid	8,749
Bargain purchase gain	$7,544
Sterling recognized a bargain purchase gain of $7.5 million in the transaction for the net assets acquired in excess of the purchase price, primarily due to a limited market for Borrego's assets, as well as Borrego's regulatory and capital constraints. The bargain purchase gain is included in other noninterest income on the income statement for the nine months ended September 30, 2013. The core deposit intangible will be amortized for 11 years on an accelerated basis. On the acquisition date of February 28, 2013, the contractual cash flows of purchased impaired loans, which are described in Note 4, from Borrego were $16.1 million, cash flows expected to be collected $13.6 million, and the fair value of the loans $11.9 million, with $9.8 million of these loans being guaranteed by government agencies.

As of February 28, 2013, the contractual cash flows on purchased loans that had not exhibited evidence of credit deterioration was $83.3 million. Sterling estimated that $3.9 million of these cash flows would be uncollectable, resulting in a combined credit and interest rate discount of $4.5 million being recorded on these loans.

First Independent Bank. On February 29, 2012, Sterling Bank completed its acquisition of the operations of First Independent Bank ("First Independent") of Vancouver, Washington, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $40.6 million, comprised of $28.9 million of cash paid at closing and contingent consideration with a fair value of $11.7 million at acquisition date. As of September 30, 2013, the contingent consideration was paid in full. See Note 13. The following table summarizes the amounts recorded at closing:

February 29, 2012
(in thousands)
Cash and cash equivalents	$150,045
Investments and MBS	187,465
Loans receivable, net	349,990
Goodwill	22,577
Core deposit intangible	11,974
Fixed assets	4,038
Other assets	10,886
Total assets acquired	$736,975
Deposits	$695,919
Other liabilities	409
Total liabilities assumed	696,328
Net assets acquired	$40,647

The recorded goodwill of $22.6 million represents the inherent long-term value anticipated from synergies expected to be achieved as a result of the transaction. The First Independent transaction expanded Sterling's presence in the Vancouver and Portland markets. The amount recorded for goodwill includes subsequent adjustments, primarily from updated appraisals on fixed assets. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has a weighted average amortization period of ten years and will be amortized on an accelerated basis. On the acquisition date of February 29, 2012, the contractual cash flows of purchased impaired loans from First Independent were $24.4 million, cash flows expected to be collected $17.2 million, and the fair value of the loans $15.3 million.

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

	First Independent (stand alone)		Pro Forma Combined
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2012
	(in thousands, except per share data)
Net interest income	$5,104	$16,204	$75,308	$235,052
Noninterest income	1,247	3,428	46,698	124,031
Net income	2,630	8,638	30,598	368,989
Earnings per share - basic	0.04	0.14	0.49	5.94
Earnings per share - diluted	$0.04	$0.14	$0.49	$5.89

3. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013
Available for sale
MBS	$1,300,288	$20,362	$(15,194)	$1,305,456
Municipal bonds	185,907	7,767	(925)	192,749
Other	162	10	0	172
Total	$1,486,357	$28,139	$(16,119)	$1,498,377
Held to maturity
Tax credits	$175	$0	$0	$175
Total	$175	$0	$0	$175
December 31, 2012
Available for sale
MBS	$1,263,786	$45,052	$0	$1,308,838
Municipal bonds	188,467	16,452	(613)	204,306
Other	5	8	0	13
Total	$1,452,258	$61,512	$(613)	$1,513,157
Held to maturity
Tax credits	$206	$0	$0	$206
Total	$206	$0	$0	$206

Sterling’s MBS portfolio is comprised primarily of residential agency securities. Total sales of Sterling’s securities during the periods ended September 30, 2013 and 2012 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(in thousands)
Nine Months Ended:
September 30, 2013	$0	$0	$0
September 30, 2012	506,150	12,666	(74)

The following table summarizes Sterling’s investments and MBS that had a market value below their amortized cost as of September 30, 2013 and December 31, 2012, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
September 30, 2013
MBS	$497,736	$(15,194)	$0	$0	$497,736	$(15,194)
Municipal bonds	4,763	(157)	12,551	(768)	17,314	(925)
Other	0	0	0	0	0	0
Total	$502,499	$(15,351)	$12,551	$(768)	$515,050	$(16,119)
December 31, 2012
MBS	$0	$0	$0	$0	$0	$0
Municipal bonds	0	0	12,921	(613)	12,921	(613)
Other	0	0	0	0	0	0
Total	$0	$0	$12,921	$(613)	$12,921	$(613)

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below the amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in the recognition of an other-than-temporary impairment ("OTTI"). During the nine months ended September 30, 2013, no securities were determined to be other-than-temporarily impaired, while during the comparative 2012 period, $6.8 million of OTTI was recognized on a single issuer trust preferred security. The security is no longer owned by Sterling.

The following table presents the amortized cost and fair value of available for sale and held to maturity securities as of September 30, 2013, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$0	$0	$0	$0
Due after one year through five years	0	0	9,404	9,954
Due after five years through ten years	0	0	90,788	90,357
Due after ten years	175	175	1,386,165	1,398,066
Total	$175	$175	$1,486,357	$1,498,377

4. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling’s loan portfolio as of the balance sheet dates:

	September 30, 2013	December 31, 2012
	(in thousands)
Residential real estate	$1,052,381	$806,722
Commercial real estate ("CRE"):
Investor CRE	1,125,477	1,219,847
Multifamily	2,029,820	1,580,289
Construction	52,929	74,665
Total CRE	3,208,226	2,874,801
Commercial:
Owner occupied CRE	1,404,006	1,276,591
Commercial & Industrial ("C&I")	681,666	540,499
Total commercial	2,085,672	1,817,090
Consumer	807,964	754,621
Gross loans receivable	7,154,243	6,253,234
Deferred loan costs (fees), net	8,781	2,860
Allowance for loan losses	(138,698)	(154,345)
Net loans receivable	$7,024,326	$6,101,749

As of September 30, 2013 and December 31, 2012, loans pledged as collateral for borrowings from the FHLB and the Federal Reserve were $4.93 billion and $4.15 billion, respectively.

Loans receivable include purchased impaired loans, which are loans acquired that are deemed to exhibit evidence of credit deterioration since origination and therefore, are classified as impaired. The accounting for purchased impaired loans is updated quarterly for changes in the loans' cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. As of September 30, 2013, no allowance for credit losses was recorded in connection with purchased impaired loans, and the unpaid principal balance and carrying amount of these loans were $30.5 million and $18.2 million, respectively. The following table presents a roll-forward of accretable yield over the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$2,748	$2,331	$1,332	$0
Additions	0	0	1,774	1,923
Accretion to interest income	(454)	(223)	(1,156)	(545)
Reclassifications	209	(678)	553	52
Ending balance	$2,503	$1,430	$2,503	$1,430

As of September 30, 2013 and December 31, 2012, net loans receivable included unamortized discounts on acquired loans of $25.6 million and $21.3 million, respectively. The following table presents, as of September 30, 2013, the five-year projected loan discount accretion to be recognized as interest income:

Amount
(in thousands)
Remainder of 2013	$1,620
Years ended December 31,
2014	4,589
2015	2,982
2016	1,856
2017	1,284
2018	924

The following table sets forth details by segment for Sterling’s loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
September 30, 2013
Loans receivable, gross:
Individually evaluated for impairment	$0	$55,583	$38,884	$0	$0	$94,467
Collectively evaluated for impairment	1,052,381	3,152,643	2,046,788	807,964	0	7,059,776
Total loans receivable, gross	$1,052,381	$3,208,226	$2,085,672	$807,964	$0	$7,154,243
Allowance for loan losses:
Individually evaluated for impairment	$0	$1,444	$3,169	$0	$0	$4,613
Collectively evaluated for impairment	17,276	39,669	39,442	25,220	12,478	134,085
Total allowance for loan losses	$17,276	$41,113	$42,611	$25,220	$12,478	$138,698
December 31, 2012
Loans receivable, gross:
Individually evaluated for impairment	$9,134	$68,317	$48,312	$494	$0	$126,257
Collectively evaluated for impairment	797,588	2,806,484	1,768,778	754,127	0	6,126,977
Total loans receivable, gross	$806,722	$2,874,801	$1,817,090	$754,621	$0	$6,253,234
Allowance for loan losses:
Individually evaluated for impairment	$365	$3,182	$4,916	$0	$0	$8,463
Collectively evaluated for impairment	19,482	44,912	36,958	25,602	18,928	145,882
Total allowance for loan losses	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345
Loans collectively evaluated for impairment include purchased credit impaired loans, which were $18.2 million as of September 30, 2013, and $11.2 million as of December 31, 2012.

The following tables present a roll-forward by segment of the allowance for credit losses for the periods presented:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2013 third quarter activity
Allowance for loan losses:
Beginning balance, July 1	$18,989	$41,587	$39,524	$27,744	$14,105	$141,949
Provisions	(1,270)	(659)	2,820	(1,364)	(1,627)	(2,100)
Charge-offs	(752)	(1,219)	(1,051)	(1,466)	0	(4,488)
Recoveries	309	1,404	1,318	306	0	3,337
Ending balance, September 30	17,276	41,113	42,611	25,220	12,478	138,698
Reserve for unfunded credit commitments:
Beginning balance, July 1	3,142	507	2,552	3,247	57	9,505
Provisions	1,721	237	342	(206)	6	2,100
Charge-offs	(1,064)	0	0	0	0	(1,064)
Recoveries	0	0	0	0	0	0
Ending balance, September 30	3,799	744	2,894	3,041	63	10,541
Total credit allowance	$21,075	$41,857	$45,505	$28,261	$12,541	$149,239
2012 third quarter activity
Allowance for loan losses:
Beginning balance, July 1	$12,381	$66,852	$40,270	$16,959	$21,782	$158,244
Provisions	(129)	(8,349)	2,762	4,652	3,064	2,000
Charge-offs	(1,641)	(4,898)	(2,058)	(1,882)	0	(10,479)
Recoveries	137	3,573	541	263	0	4,514
Ending balance, September 30	10,748	57,178	41,515	19,992	24,846	154,279
Reserve for unfunded credit commitments:
Beginning balance, July 1	2,321	698	3,350	1,510	73	7,952
Provisions	66	(427)	(1)	165	197	0
Charge-offs	(181)	0	0	0	0	(181)
Recoveries	0	0	0	0	0	0
Ending balance, September 30	2,206	271	3,349	1,675	270	7,771
Total credit allowance	$12,954	$57,449	$44,864	$21,667	$25,116	$162,050

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2013 year to date
Allowance for loan losses:
Beginning balance, January 1	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345
Provisions	(524)	(3,948)	3,029	3,193	(6,450)	(4,700)
Charge-offs	(2,878)	(6,778)	(5,151)	(4,613)	0	(19,420)
Recoveries	831	3,745	2,859	1,038	0	8,473
Ending balance, September 30	17,276	41,113	42,611	25,220	12,478	138,698
Reserve for unfunded credit commitments:
Beginning balance, January 1	2,230	405	2,806	2,118	443	8,002
Provisions	3,730	339	88	923	(380)	4,700
Charge-offs	(2,161)	0	0	0	0	(2,161)
Recoveries	0	0	0	0	0	0
Ending balance, September 30	3,799	744	2,894	3,041	63	10,541
Total credit allowance	$21,075	$41,857	$45,505	$28,261	$12,541	$149,239
2012 year to date
Allowance for loan losses:
Beginning balance, January 1	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458
Provisions	(1,486)	(21,078)	13,442	11,342	5,780	8,000
Charge-offs	(3,985)	(25,897)	(15,197)	(5,977)	0	(51,056)
Recoveries	1,022	12,431	5,224	1,200	0	19,877
Ending balance, September 30	10,748	57,178	41,515	19,992	24,846	154,279
Reserve for unfunded credit commitments:
Beginning balance, January 1	3,828	2,321	1,796	1,787	297	10,029
Provisions	2,636	(2,050)	1,553	(112)	(27)	2,000
Charge-offs	(4,258)	0	0	0	0	(4,258)
Recoveries	0	0	0	0	0	0
Ending balance, September 30	2,206	271	3,349	1,675	270	7,771
Total credit allowance	$12,954	$57,449	$44,864	$21,667	$25,116	$162,050

In establishing the allowance for loan losses, Sterling groups its loan portfolio into classes of loans collectively evaluated for impairment. The groups are further segregated based on internal risk ratings. Both qualitative and quantitative data are considered in determining the probability of default and loss given default for each group of loans. The probability of default and loss given default are used to calculate an estimated inherent loss rate. This calculated estimated loss for each loan class is compared to the actual one-year and three-year (annualized) losses. Sterling evaluates the results of this analysis, and based on qualitative factors, one of the three loss rates may be used to better reflect the inherent losses for those loan classes.

If a loan is determined to be impaired, Sterling prepares an individual evaluation of the loan. The individual evaluation compares the present value of future cash flows or the fair value of the underlying collateral to the recorded investment in the loan. The results of the individual impairment evaluation would determine the need to record a charge-off or establish a specific reserve.

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

The following table presents credit quality indicators for Sterling’s loan portfolio grouped according to internally assigned risk ratings and performance status:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
September 30, 2013
Pass	$968,158	$580,017	$1,940,743	$17,017	$727,604	$450,283	$780,264	$5,464,086	76%
Marginal	53,331	448,165	76,840	30,515	571,100	192,527	15,689	1,388,167	19%
Special mention	8,816	71,575	10,894	1,159	63,805	20,792	6,103	183,144	3%
Substandard	21,789	24,428	1,343	4,086	39,349	18,061	5,908	114,964	2%
Doubtful/Loss	287	1,292	0	152	2,148	3	0	3,882	0%
Total	$1,052,381	$1,125,477	$2,029,820	$52,929	$1,404,006	$681,666	$807,964	$7,154,243	100%
Restructured	$22,153	$7,351	$1,216	$2,101	$19,035	$678	$22	$52,556	1%
Nonaccrual	15,657	16,669	357	3,588	22,434	2,043	4,662	65,410	1%
Nonperforming	37,810	24,020	1,573	5,689	41,469	2,721	4,684	117,966	2%
Performing	1,014,571	1,101,457	2,028,247	47,240	1,362,537	678,945	803,280	7,036,277	98%
Total	$1,052,381	$1,125,477	$2,029,820	$52,929	$1,404,006	$681,666	$807,964	$7,154,243	100%
December 31, 2012
Pass	$714,346	$599,660	$1,486,824	$10,946	$678,916	$349,674	$723,698	$4,564,064	73%
Marginal	53,722	472,801	74,379	42,518	454,348	146,554	17,255	1,261,577	20%
Special mention	11,739	77,342	10,122	3,401	85,228	38,874	4,864	231,570	4%
Substandard	26,550	67,347	8,745	17,534	53,183	5,397	8,804	187,560	3%
Doubtful/Loss	365	2,697	219	266	4,916	0	0	8,463	0%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
Restructured	$22,968	$4,334	$4,094	$8,551	$23,152	$810	$307	$64,216	1%
Nonaccrual	20,457	46,399	4,055	8,144	31,696	3,424	6,938	121,113	2%
Nonperforming	43,425	50,733	8,149	16,695	54,848	4,234	7,245	185,329	3%
Performing	763,297	1,169,114	1,572,140	57,970	1,221,743	536,265	747,376	6,067,905	97%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%

Purchased credit impaired loans of $6.8 million as of September 30, 2013, and $2.1 million as of December 31, 2012, are included in the nonaccrual loans.

Aging by class for Sterling’s loan portfolio as of September 30, 2013 and December 31, 2012 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
September 30, 2013
30 - 59 days past due	$2,824	$7,522	$0	$602	$8,764	$1,567	$4,160	$25,439	0%
60 - 89 days past due	1,719	1,786	0	0	3,174	826	1,494	8,999	0%
90 days or more past due	15,131	5,715	222	3,588	13,046	1,557	3,807	43,066	1%
Total past due	19,674	15,023	222	4,190	24,984	3,950	9,461	77,504	1%
Current	1,032,707	1,110,454	2,029,598	48,739	1,379,022	677,716	798,503	7,076,739	99%
Total Loans	$1,052,381	$1,125,477	$2,029,820	$52,929	$1,404,006	$681,666	$807,964	$7,154,243	100%
90 days or more and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%
December 31, 2012
30 - 59 days past due	$5,800	$10,565	$707	$611	$10,543	$2,690	$4,028	$34,944	1%
60 - 89 days past due	1,576	1,042	479	0	3,300	376	1,796	8,569	0%
90 days or more past due	20,507	34,196	3,436	8,243	20,883	1,954	4,717	93,936	2%
Total past due	27,883	45,803	4,622	8,854	34,726	5,020	10,541	137,449	3%
Current	778,839	1,174,044	1,575,667	65,811	1,241,865	535,479	744,080	6,115,785	97%
Total Loans	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
90 days or more and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%

Sterling considers its nonperforming loans to be impaired loans. The following table summarizes impaired loans by class as of September 30, 2013 and December 31, 2012:

			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
September 30, 2013
Residential real estate	$42,761	$4,951	$37,523	$287	$287
CRE:
Investor CRE	28,274	4,254	18,956	5,064	1,292
Multifamily	2,310	737	1,573	0	0
Construction	17,643	11,954	5,226	463	152
Total CRE	48,227	16,945	25,755	5,527	1,444
Commercial:
Owner Occupied CRE	46,212	4,743	26,377	15,092	3,169
C&I	14,677	11,956	2,721	0	0
Total commercial	60,889	16,699	29,098	15,092	3,169
Consumer	4,921	237	4,684	0	0
Total	$156,798	$38,832	$97,060	$20,906	$4,900
			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2012
Residential real estate	$49,816	$6,391	$43,060	$365	$365
CRE:
Investor CRE	59,099	8,366	33,540	17,193	2,697
Multifamily	9,554	1,405	6,873	1,276	219
Construction	31,040	14,345	15,421	1,274	266
Total CRE	99,693	24,116	55,834	19,743	3,182
Commercial:
Owner Occupied CRE	61,300	6,452	42,075	12,773	4,916
C&I	16,959	12,725	4,234	0	0
Total commercial	78,259	19,177	46,309	12,773	4,916
Consumer	7,671	426	7,245	0	0
Total	$235,439	$50,110	$152,448	$32,881	$8,463

The following table presents the average book balance and interest income recognized for impaired loans by class for the periods presented:

	Three Months Ended September 30,
	2013		2012
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$39,152	$129	$43,393	$170
Investor CRE	24,646	147	63,746	278
Multifamily	1,819	22	17,865	55
Construction	10,276	60	30,152	692
Owner Occupied CRE	46,263	184	68,270	316
C&I	3,242	13	10,137	51
Consumer	4,949	0	5,327	4
Total	$130,347	$555	$238,890	$1,566
	Nine Months Ended September 30,
	2013		2012
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$40,618	$446	$43,065	$588
Investor CRE	37,376	603	52,656	1,281
Multifamily	4,860	61	7,544	405
Construction	11,192	2,231	61,340	1,565
Owner Occupied CRE	48,159	773	68,353	1,722
C&I	3,478	71	10,895	86
Consumer	5,965	5	5,947	4
Total	$151,648	$4,190	$249,800	$5,651

The following tables present loans that were modified and recorded as troubled debt restructurings ("TDR’s") during the following periods:

	Three Months Ended September 30,
	2013			2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	3	$496	$513	15	$2,817	$2,765
Investor CRE	0	0	0	0	0	0
Multifamily	0	0	0	0	0	0
Construction	0	0	0	2	4,118	3,241
Owner Occupied CRE	0	0	0	1	133	125
C&I	0	0	0	0	0	0
Consumer	0	0	0	1	172	173
Total (1)	3	$496	$513	19	$7,240	$6,304

	Nine Months Ended September 30,
	2013			2012
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	13	$2,814	$2,628	27	$5,051	$4,993
Investor CRE	4	1,745	1,442	1	1,302	1,302
Multifamily	0	0	0	2	2,379	2,374
Construction	0	0	0	4	10,062	9,194
Owner Occupied CRE	7	4,048	3,173	10	15,574	15,515
C&I	4	449	454	9	3,482	2,206
Consumer	0	0	0	3	468	472
Total (1)	28	$9,056	$7,697	56	$38,318	$36,056

(1) Amounts exclude specific loan loss reserves.

Substantially all TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of September 30, 2013, Sterling had specific reserves of $591,000 on TDRs which were restructured during the previous nine months. There were 10 loans totaling $5.9 million that were removed from TDR status during the three months ended September 30, 2013, as they had met the conditions for removal by achieving twelve consecutive months of performance at market equivalent rates of interest.

The following table shows the post-modification recorded investment by class for TDRs restructured during the periods presented by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Extension of Terms	Forgiveness of Principal and/or Interest	Total
Nine Months Ended September 30, 2013	(in thousands)
Residential Real Estate	$0	$2,094	$203	$331	$2,628
Investor CRE	262	1,139	0	41	1,442
Multifamily	0	0	0	0	0
Construction	0	0	0	0	0
Owner CRE	1,365	1,684	124	0	3,173
C&I	447	0	7	0	454
Consumer	0	0	0	0	0
Total	$2,074	$4,917	$334	$372	$7,697

Nine Months Ended September 30, 2012
Residential Real Estate	$407	$4,586	$0	$0	$4,993
Investor CRE	0	1,302	0	0	1,302
Multifamily	0	2,374	0	0	2,374
Construction	0	3,261	5,933	0	9,194
Owner CRE	5,813	9,393	0	309	15,515
C&I	0	1,317	183	706	2,206
Consumer	0	173	299	0	472
Total	$6,220	$22,406	$6,415	$1,015	$36,056

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. There were no TDR’s completed during the twelve month period ended September 30, 2013 that subsequently defaulted during the period.

During the three months ended September 30, 2013 and 2012, $3.8 million and $4.5 million, respectively, of TDRs were returned to accrual status, and during the nine month periods ended September 30, 2013 and 2012, $8.1 million and $9.8 million, respectively, of TDRs were returned to accrual status. The following table outlines accrual status of TDRs as of the dates shown:

	September 30,	December 31,
	2013	2012
	(in thousands)
TDRs on nonaccrual status	$14,640	$19,510
TDRs on accrual status	37,916	44,706
Total TDRs	$52,556	$64,216

5.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of a purchase price over the net assets acquired. The following table presents a roll-forward of Sterling's goodwill:

	2013	2012
	(in thousands)
Beginning balance, January 1	$22,577	$0
Additions	14,056	22,577
Ending balance, September 30	$36,633	$22,577

Additions to goodwill during the nine months ended September 30, 2013 and the year ended December 31, 2012 have been allocated to the Community Banking segment. Goodwill is not amortized, but is reviewed for impairment at least annually. Other intangible assets at September 30, 2013 and December 31, 2012 were comprised of core deposit intangibles from various acquisitions, and other identifiable intangibles related to First Independent's trust and wealth management business. The following table provides details of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2013	(in thousands)
Core deposit intangibles	$57,547	$42,943	$14,604
Other	1,800	250	1,550
	$59,347	$43,193	$16,154
December 31, 2012
Core deposit intangibles	$55,420	$38,029	$17,391
Other	1,800	119	1,681
	$57,220	$38,148	$19,072

Projected amortization expense over the following periods for existing core deposit and other intangibles recorded as of September 30, 2013 was:

Amount
Remainder of 2013	$1,793
Years ended December 31,
2014	3,669
2015	2,628
2016	1,486
2017	1,352
2018	1,236

6. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries and has assumed similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts’ obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures mature 30 years after issuance, and are redeemable, subject to certain conditions. As of September 30, 2013, all of Sterling's junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

Details of the junior subordinated debentures as of September 30, 2013 are as follows:

Subsidiary Issuer	Issue Date	Maturity Date	Next Interest Payment Date	Rate		Amount
						(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Oct 2013	1.67%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	Dec 2013	1.88		51,547
Sterling Capital Trust VII	June 2006	June 2036	Dec 2013	1.78		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	Dec 2013	2.05		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Dec 2013	3.45		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	Dec 2013	3.50		20,619
Sterling Capital Trust IV	May 2003	May 2033	Nov 2013	3.41		10,310
Sterling Capital Trust III	April 2003	April 2033	Oct 2013	3.52		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Dec 2013	3.40		9,430
Klamath First Capital Trust I	July 2001	July 2031	Jan 2014	4.15		15,245
				2.39%	*	$245,298
* Weighted average rate.

7. Earnings Per Share:

The following table presents the computations for basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except shares and per share amounts)
Numerator:
Net income	$21,048	$30,598	$71,487	$364,775
Denominator:
Weighted average shares outstanding - basic	62,309,270	62,139,833	62,280,542	62,110,498
Dilutive securities outstanding	1,151,748	706,031	990,518	634,679
Weighted average shares outstanding - diluted	63,461,018	62,845,864	63,271,060	62,745,177
Earnings per share - basic	$0.34	$0.49	$1.15	$5.87
Earnings per share - diluted	$0.33	$0.49	$1.13	$5.81
Antidilutive securities outstanding (weighted average):
Stock options	359	13,054	6,445	14,174
Restricted shares	0	0	1,067	9,249
Total antidilutive securities outstanding	359	13,054	7,512	23,423

Sterling's dilutive securities outstanding include warrants held by certain investors. As of September 30, 2013, there were 2,874,594 warrants outstanding, with an exercise price of $13.26. As of December 31, 2012, there were 2,749,044 warrants outstanding, with an exercise price of $13.86. These warrants were issued as part of the 2010 recapitalization, and have an expiration date of August 26, 2017. Adjustments to the number and exercise price of these outstanding warrants occurred due to dividend distributions triggering an anti-dilutive provision.

8. Noninterest Expense:

The following table details the components of Sterling’s noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Employee compensation and benefits	$47,058	$45,636	$135,297	$139,502
Occupancy and equipment	9,959	11,034	29,385	32,253
Data processing	7,252	7,137	20,300	20,600
Professional fees	3,093	4,929	12,030	12,718
Depreciation	3,358	2,918	9,350	8,754
Merger and acquisition	3,896	1,584	7,200	9,981
OREO operations	1,877	4,008	6,456	9,337
Advertising	1,830	3,442	6,025	10,370
Amortization of other intangible assets	1,676	1,792	5,046	4,988
FDIC insurance	1,129	2,159	4,693	6,005
Travel and entertainment	1,467	1,420	4,151	4,019
Other	2,739	3,349	9,008	7,137
Total noninterest expense	$85,334	$89,408	$248,941	$265,664

9. Income Taxes:

During the three months ended September 30, 2013, Sterling recognized income tax expense of $8.1 million, reflecting a 28% effective tax rate, and during the nine months ended September 30, 2013, income tax expense of $30.9 million, reflecting a 30% effective tax rate. The nine month comparable 2012 period included an income tax benefit of $288.8 million, the result of reversing substantially all of Sterling's deferred tax asset valuation allowance. The effective tax rates for the 2013 periods reflect permanent differences between book income and tax income from the Borrego acquisition bargain purchase gain, as well as tax exempt municipal bond and BOLI income. As of September 30, 2013, the net deferred tax asset was $282.6 million, including $245.3 million of net operating loss and tax credit carry-forwards, compared with $292.1 million as of December 31, 2012, including $274.0 million of net operating loss and tax credit carry-forwards.

10. Stock Based Compensation:

The following table presents a summary of restricted stock unit activity during the period:

	Shares	Weighted Average Grant Price
Balance, January 1, 2013	385,513	$19.16
Granted	245,970	22.05
Vested	(96,077)	19.50
Forfeited	(8,473)	19.15
Outstanding, September 30, 2013	526,933	$20.45

The following table presents a summary of stock option activity during the period:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2013	12,399	$1,433.63
Granted	245,847	21.69
Exercised	0	0.00
Expired	(5,524)	1,833.61
Cancelled	(96)	1,337.16
Outstanding, September 30, 2013	252,626	$50.87
Exercisable, September 30, 2013	42,040	$196.85

The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used during the period were:

Nine Months Ended September 30, 2013
Expected volatility	40%
Expected term (in years)	8.4
Expected dividend yield	3.28%
Risk free interest rate	1.55%

The following table presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
	(dollars in thousands)
September 30, 2013	9.2 years	$1,711	8.0 years	$253
December 31, 2012	1.3 years	0	1.2 years	0

As of September 30, 2013, a total of 4,912,174 shares remained available for grant under Sterling’s 2007 and 2010 Long-Term Incentive Plans. The stock options outstanding under these plans have terms of six and 10 years. Stock based compensation expense recognized during the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	$196	$6	$491	$37
Restricted stock	1,141	907	3,167	2,719
Total	$1,337	$913	$3,658	$2,756

As of September 30, 2013, unrecognized equity compensation expense totaled $8.6 million as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.6 years.

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

Residential mortgage loans held for sale that were not committed to investors were $173.7 million and $419.1 million as of September 30, 2013 and December 31, 2012, respectively. The following table summarizes Sterling’s mortgage banking operations and interest rate swaps:

	September 30, 2013
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$174,204	$6,423	$0
Forward commitments	288,000	0	5,208
Interest rate swaps - broker-dealer	25,152	0	1,028
Interest rate swaps - customer	26,190	1,020	0
	December 31, 2012
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$242,061	$9,035	$0
Forward commitments	531,000	0	1,881
Interest rate swaps - broker-dealer	44,846	0	2,144
Interest rate swaps - customer	36,158	2,148	0

The fair value of these derivatives is included in other assets and liabilities, respectively. Gains and losses on Sterling’s mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling’s interest rate swap agreements are included in other noninterest income. The following table sets forth these gains and losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Mortgage banking operations	$12,245	$(2,694)	$4,881	$(3,349)
Other noninterest income	1	80	127	(600)

Also included in mortgage banking income were loan servicing fees income of $1.5 million and a loss of $2.1 million for the three months ended September 30, 2013 and 2012, respectively, and income of $8.3 million and a loss of $183,000 for the nine months ended September 30, 2013 and 2012, respectively.

12. Offsetting Assets and Liabilities:

Certain derivatives and repurchase agreements are subject to net settlement. Depending on the governing disclosure rules or elections made by management, amounts are presented gross or net on a balance sheet. The following summarizes the presentation of Sterling's interest rate swaps and securities sold under repurchase agreements, all of which are presented gross on Sterling's balance sheet:

				Pledged Collateral on Balance Sheet
	Amount Recognized	Amount Offset on Balance Sheet	Amount Presented on Balance Sheet	Securities	Cash	Net Position
September 30, 2013	(in thousands)
Assets
Interest rate swaps	$1,020	$0	$1,020	$0	$0	$1,020
Total	$1,020	$0	$1,020	$0	$0	$1,020
Liabilities
Securities sold under repurchase agreements	$534,669	$0	$534,669	$534,669	$0	$0
Interest rate swaps	1,028	0	1,028	0	1,028	0
Total	$535,697	$0	$535,697	$534,669	$1,028	$0
December 31, 2012
Assets
Interest rate swaps	$2,148	$0	$2,148	$0	$0	$2,148
Total	$2,148	$0	$2,148	$0	$0	$2,148
Liabilities
Securities sold under repurchase agreements	$586,867	$0	$586,867	$586,867	$0	$0
Interest rate swaps	2,144	0	2,144	0	2,144	0
Total	$589,011	$0	$589,011	$586,867	$2,144	$0

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

		September 30, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:		(in thousands)
Cash and cash equivalents	1	$349,679	$349,679	$331,550	$331,550
Investments and MBS:
Available for sale	2	1,498,377	1,498,377	1,513,157	1,513,157
Held to maturity	2	175	175	206	206
Loans held for sale	2	245,783	246,307	465,983	465,983
Loans receivable, net	3	7,024,326	7,058,375	6,101,749	6,154,296
Mortgage servicing rights, net	3	57,030	68,919	32,420	32,420
Other assets (1)	2	102,602	102,602	108,642	108,642
Financial liabilities:
Non-maturity deposits	2	5,111,524	5,111,524	4,697,147	4,697,147
Deposits with stated maturities	2	1,742,918	1,760,718	1,738,970	1,768,818
Borrowings	2	1,807,774	1,734,432	1,437,491	1,457,911
Other liabilities	2	6,236	6,236	4,025	4,025
(1) Other assets includes FHLB stock. As of September 30, 2013 and December 31, 2012, FHLB stock was carried at $95.2 million and $97.5 million, respectively.

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

Loans Receivable.  The fair value of performing loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions and does not incorporate the exit price concept of fair value. Certain residential mortgage loans that were previously classified as held for sale are carried at fair value because at origination Sterling elected to carry these loans at fair value. The fair value of these loans is based on current market rates with various discounts applied to each individual loan. The fair value of nonperforming collateral-dependent loans is estimated based upon the value of the underlying collateral. The fair value of other nonperforming loans is estimated by discounting management's current estimate of future cash flows using a rate estimated to be commensurate with the risks involved. Changes in the various inputs in the fair value of nonperforming loans will have a significant impact on the fair value.

Mortgage Servicing Rights.  The fair value of mortgage servicing rights is estimated using a discounted cash flow model to arrive at the net present value of expected earnings from the servicing of the loans. Model inputs include, among other factors, prepayment speeds, market interest rates, contractual interest rates on the loans being serviced, and the amount of other fee income generated. The fair value of mortgage servicing rights is impacted by any changes in these inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling’s financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2013
Investment securities available for sale:
MBS	$1,305,456	$0	$1,305,456	$0
Municipal bonds	192,749	0	192,749	0
Other	172	0	172	0
Total investment securities available for sale	1,498,377	0	1,498,377	0
Loans held for sale	190,635	0	190,635	0
Loans receivable, net	26,931	0	0	26,931
Other assets - derivatives	7,443	0	7,443	0
Total assets	$1,723,386	$0	$1,696,455	$26,931
Other liabilities - derivatives	6,236	0	6,236	0
Total liabilities	$6,236	$0	$6,236	$0
December 31, 2012
Investment securities available for sale:
MBS	$1,308,838	$0	$1,308,838	$0
Municipal bonds	204,306	0	204,306	0
Other	13	0	13	0
Total investment securities available for sale	1,513,157	0	1,513,157	0
Loans held for sale	465,983	0	465,983	0
Loans receivable, net	23,177	0	0	23,177
Other assets - derivatives	11,183	0	11,183	0
Total assets	$2,013,500	$0	$1,990,323	$23,177
Contingent consideration	$15,442	$0	$0	$15,442
Other liabilities - derivatives	4,025	0	4,025	0
Total liabilities	$19,467	$0	$4,025	$15,442

The following table presents the changes in fair value for loans receivable measured at fair value on a recurring basis using Level 3 inputs:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance	$23,177	$12,776
Transfers from held for sale	15,622	12,308
Principal payments and payoffs	(11,078)	(2,245)
Valuation adjustments	(790)	(379)
Ending balance	$26,931	$22,460

Differences between the aggregate fair value and the aggregate unpaid principal balance of loans receivable carried at fair value were $790,000 and $379,000 during the nine months ended September 30, 2013 and 2012, respectively, and were included in income from mortgage banking operations. Valuation adjustments were based on current market rates for comparable loans, in addition to discounts applied based on specific loan characteristics.

Contingent consideration represents the estimated liability for additional payments related to the First Independent transaction based on the application of a discounted cash flow methodology. The following table presents a roll-forward of contingent consideration:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance	$15,442	$0
Additions	0	11,779
Valuation adjustments	1,395	2,272
Payout	(16,837)	0
Ending balance	$0	$14,051

Valuation adjustments were included in noninterest expense as merger and acquisition expenses. The final contingent consideration payment was made in the third quarter of 2013.

Derivatives include mortgage banking interest rate lock and loan delivery commitments, and interest rate swaps. See Note 11 for a further discussion of these derivatives. The differences between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Mortgage banking operations	$(12,532)	$9,049

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required, from time to time, to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	September 30, 2013
	Total Carrying Value	Level 1	Level 2	Level 3	Gains (Losses) During the Nine Months Ended September 30, 2013
	(in thousands)
Loans	$76,193	$0	$0	$76,193	$(6,173)
OREO	10,562	0	0	10,562	(5,224)
Mortgage servicing rights	57,030	0	0	57,030	6,105
	December 31, 2012				Losses During the Year Ended December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
Loans	$172,172	$0	$0	$172,172	$(27,649)
OREO	18,074	0	0	18,074	(1,296)
Mortgage servicing rights	32,420	0	0	32,420	(230)

The loans disclosed above represent the net balance of loans as of period end that have been individually evaluated for impairment during the nine months ended September 30, 2013, and the year ended December 31, 2012, respectively, with the losses comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value of properties for which a specific reserve was recorded during the periods presented as a result of updated appraisals subsequent to foreclosure. The appraisals may use comparable sales and income approach valuation methods and may be adjusted to reflect current market or property information. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $1.5 million and $3.9 million for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis. Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

September 30, 2013
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed: residential 10.2%, commercial 12.8%; weighted average discount rate: residential 10.2%, commercial 17.1%.

14. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Bank as of September 30, 2013:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 leverage ratio
Sterling	$1,134,493	11.8%	$384,630	4.0%	$480,787	5.0%
Sterling Bank	1,111,164	11.6%	384,647	4.0%	480,809	5.0%
Tier 1 risk-based capital ratio
Sterling	1,134,493	15.4%	294,609	4.0%	441,914	6.0%
Sterling Bank	1,111,164	15.1%	294,691	4.0%	442,036	6.0%
Total risk-based capital ratio
Sterling	1,227,264	16.7%	589,219	8.0%	736,523	10.0%
Sterling Bank	1,204,091	16.3%	589,381	8.0%	736,727	10.0%

15. Segment Information:

Sterling's operations are divided into two primary business segments that represent its core businesses:

•
Community Banking - providing traditional banking services through the retail banking, private banking and commercial banking groups, including the originating and servicing of commercial real estate, owner occupied CRE and C&I loans.

•	Home Loan Division - originating and selling residential real estate loans through its mortgage banking operations, on both a servicing-retained and servicing-released basis.

The Other and Eliminations caption represents holding company-level transactions and intercompany eliminations.

	As of and for the Three Months Ended September 30, 2013
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$89,430	$7,014	$0	$96,444
Interest expense	12,427	0	1,469	13,896
Net interest income	77,003	7,014	(1,469)	82,548
Provision for credit losses	0	0	0	0
Noninterest income	15,756	16,134	0	31,890
Noninterest expense	64,074	17,468	3,792	85,334
Income (loss) before income taxes	$28,685	$5,680	$(5,261)	$29,104
Total assets	$9,758,046	$200,575	$25,715	$9,984,336

	As of and for the Three Months Ended September 30, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$87,930	$8,061	$0	$95,991
Interest expense	17,649	0	3,034	20,683
Net interest income	70,281	8,061	(3,034)	75,308
Provision for credit losses	1,980	20	0	2,000
Noninterest income	8,033	38,816	(151)	46,698
Noninterest expense	61,552	31,784	(3,928)	89,408
Income (loss) before income taxes	$14,782	$15,073	$743	$30,598
Total assets	$9,466,908	$4,633	$896	$9,472,437

	As of and for the Nine Months Ended September 30, 2013
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$259,819	$21,399	$0	$281,218
Interest expense	36,988	0	4,374	41,362
Net interest income	222,831	21,399	(4,374)	239,856
Provision for credit losses	0	0	0	0
Noninterest income	54,757	57,167	(465)	111,459
Noninterest expense	182,433	61,278	5,230	248,941
Income (loss) before income taxes	$95,155	$17,288	$(10,069)	$102,374
Total assets	$9,758,046	$200,575	$25,715	$9,984,336

	As of and for the Nine Months Ended September 30, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$275,351	$19,595	$0	$294,946
Interest expense	61,383	0	4,992	66,375
Net interest income	213,968	19,595	(4,992)	228,571
Provision for credit losses	9,980	20	0	10,000
Noninterest income	45,808	77,517	(299)	123,026
Noninterest expense	202,455	66,548	(3,339)	265,664
Income (loss) before income taxes	$47,341	$30,544	$(1,952)	$75,933
Total assets	$9,466,908	$4,633	$896	$9,472,437

16. Commitments and Contingencies:

Merger Agreement. On September 11, 2013, Sterling entered into a definitive agreement to merge (the "Merger") with and into Umpqua Holdings Corporation ("Umpqua"), with headquarters in Portland, Oregon. Immediately after the Merger, Sterling Savings Bank will merge (the "Bank Merger") with and into Umpqua Bank, an Oregon state chartered bank and wholly owned subsidiary of Umpqua. Upon completion of the merger, the combined company will operate under the Umpqua Bank name and brand. The transaction is expected to be completed in the first half of 2014, subject to shareholder and regulatory approval and other customary closing conditions. Under the terms of the agreement, Sterling shareholders will receive 1.671 shares of Umpqua common stock and $2.18 cash for each share of Sterling common stock.

Merger Litigation. On September 18, 2013, Plaintiff Matthew Barnett filed a purported class action on behalf of Sterling's shareholders in connection with the proposed merger of Sterling and Umpqua in the Superior Court for Spokane County, Washington, docketed as Barnett v. Sterling Financial Corporation et al., No. 13-2-03848-4. On September 23, 2013, Plaintiff Vladimir Gusinsky Revocable Trust filed another purported class action in the Superior Court for Spokane County, docketed as Vladimir Gusinsky Revocable Trust v. Seibly et al., No. 13-2-03904-9. On September 26, 2013, Plaintiff Shoshana Minzer filed a third purported class action in the Superior Court for Spokane County, docketed as Minzer v. Sterling Financial Corporation et al., No. 13-2-03986-3. Each complaint names as defendants the members of Sterling's Board of Directors. The Barnett and Minzer complaints also name Sterling as a defendant. The Barnett and Gusinsky complaints also name Umpqua as a defendant.
The lawsuits allege, among other things, that the Board of Directors breached its fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the Merger. The lawsuits allege that the consideration to be paid by Umpqua is inadequate in light of Sterling's recent performance and growth potential, that Board members labored under conflicts of interest, that Sterling failed to negotiate a protective collar on the exchange ratio, and that the use of certain deal protection mechanisms precluded Sterling from investigating or pursuing alternatives or proposals superior to the Merger. Two of the lawsuits allege that Umpqua aided and abetted the Board of Director’s breaches of fiduciary duty.
On October 11, 2013, the Superior Court for Spokane County consolidated the three actions as In re Sterling Financial Corporation Merger Litigation, Lead No. 13-2-03848-4, and lead counsel was appointed.

The plaintiffs in these actions seek relief that includes, among other things, an injunction prohibiting the consummation of the Merger, rescission to the extent the Merger terms have already been implemented, damages for the breaches of fiduciary duty, and the payment of plaintiffs' attorneys' fees and costs. Sterling believes the lawsuits are without merit and intends to defend against them vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Securities Class Action Litigation. On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. On August 5, 2013, the court entered an order granting defendants' motion and dismissing the complaint in its entirety.  On October 11, 2013, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint names the same defendants, specifies the same class period, alleges the same violations of Sections 10(b) and 20(a) of the Securities & Exchange Act of 1934, and seeks the same relief.  The amended consolidated complaint contains similar allegations of improper disclosure regarding Sterling's lending practices, status of loans and reserving and accounting for loans. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

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

17. Subsequent Event:

Commerce National Bank. On October 1, 2013, Sterling paid $42.9 million in cash to acquire Commerce National Bank ("CNB"). The consolidated financial statements, including segment reporting, as of September 30, 2013, do not include the assets acquired and liabilities assumed as the acquisition occurred on October 1, 2013. The following table summarizes the preliminary net assets acquired amounts recorded at closing:

October 1, 2013
(in thousands)
Cash and cash equivalents	$8,555
Investments and MBS	69,490
Loans receivable, net	161,043
Goodwill	14,408
Core deposit intangible	1,160
Other assets	5,276
Total assets acquired	$259,932
Deposits	$189,563
Advances from FHLB	25,000
Other liabilities	2,462
Total liabilities assumed	217,025
Net assets acquired	$42,907

The recorded goodwill represents the inherent value of the CNB transaction, as a result of the expected enhancement of Sterling’s current operations in Southern California. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has an amortization period of approximately ten years and will be amortized on an accelerated basis. The statement of assets acquired and liabilities assumed at fair value are presented above, however, additional adjustments to these amounts may be required, specifically to loans receivable, other assets, which includes OREO and deferred tax assets, and other liabilities, as Sterling finalizes the fair value estimates.

As of October 1, 2013, the unpaid principal balance on purchased loans was $164.2 million. Sterling estimated that $3.7 million of these cash flows would be uncollectable, resulting in a combined credit and interest rate discount of $3.8 million being recorded on these loans. As of the acquisition date, no material loans purchased from CNB exhibited evidence of credit deterioration.

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

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to "Sterling," "the Company," "we," "our," or "us" in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to "Sterling Bank" refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank. Sterling Savings Bank does business as Sterling Bank in Washington, Oregon and Idaho, and as Argent Bank in California, offering retail and commercial banking products and services, mortgage lending and trust and investment products to individuals, small businesses, commercial organizations and corporations. As of September 30, 2013, Sterling had assets of $9.98 billion and operated 169 depository branches in Washington, Oregon, Idaho and California.

Overview

Net income for the three and nine months ended September 30, 2013 was $21.0 million and $71.5 million, respectively, compared with $30.6 million and $364.8 million for the respective 2012 periods. The changes in operating results over the periods presented included an increase in net interest income and net interest margin, and lower credit costs. Net income for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, also reflected lower mortgage banking income and an income tax provision, while the change during the nine month comparative periods primarily reflected the income tax benefit of $288.8 million in the 2012 period from reversing substantially all of the deferred tax asset valuation allowance.

The net interest margin expanded to 3.59% and 3.66% for the three and nine months ended September 30, 2013, from 3.43% and 3.46% for the three and nine months ended September 30, 2012 respectively, driven by a decline in funding costs. The decline in funding costs reflected a shift in mix and repricing within deposits, as well as a lower balance of wholesale borrowings from securities sold under repurchase agreements. Net interest income for the three and nine months ended September 30, 2013 expanded by $7.2 million and $11.3 million respectively over the 2012 comparative periods, reflecting the decline in funding costs and an increase in interest income on loans, partially offset by a decline in interest income on MBS.

During the three and nine months ended September 30, 2013, there was no provision for credit losses, compared with a $2.0 million and $10.0 million provision during the respective 2012 periods, reflecting the decline in nonperforming assets. At September 30, 2013, nonperforming assets to total assets was 1.36% compared to 2.73% at September 30, 2012.

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

During the third quarter of 2013, Sterling received regulatory approval for the acquisition of Newport Beach, Calif.-based Commerce National Bank ("CNB"). Subsequent to period end, on October 1, 2013, Sterling paid $42.9 million in cash to acquire CNB. At closing, Commerce National Bank had assets of $259.9 million, loans of $161.0 million, and deposits of $189.6 million.

On September 11, 2013, Sterling entered into a definitive agreement to merge (the "Merger") with and into Umpqua Holdings Corporation ("Umpqua"), with headquarters in Portland, Oregon. Immediately after the Merger, Sterling Savings Bank will merge (the "Bank Merger") with and into Umpqua Bank, an Oregon state chartered bank and wholly owned subsidiary of Umpqua. Upon completion of the merger, the combined company will operate under the Umpqua Bank name and brand. The transaction is expected to be completed in the first half of 2014, subject to shareholder and regulatory approval and other customary closing conditions. Under the terms of the agreement, Sterling shareholders will receive 1.671 shares of Umpqua common stock and $2.18 cash for each share of Sterling common stock.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share	$0.34	$0.49	$1.15	$5.87
Diluted earnings per share	$0.33	$0.49	$1.13	$5.81
Return on average assets	0.84%	1.28%	1.00%	5.18%
Return on average equity	6.9%	9.8%	7.8%	45.5%
Net interest margin (tax equivalent)	3.59%	3.43%	3.66%	3.46%
Efficiency ratio (1)	70.8%	69.7%	68.7%	71.5%
Net charge-offs to average loans (annualized)	0.06%	0.37%	0.21%	0.66%

	September 30, 2013	December 31, 2012
Book value per share	$19.51	$19.58
Tangible book value per share	$18.66	$18.91
Market value per share	$28.65	$20.90
Tier 1 leverage ratio (consolidated)	11.9%	12.1%
Loan loss allowance to total loans	1.94%	2.47%
Nonperforming assets to total assets	1.36%	2.28%

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

	Three Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$4,495,451	$49,689	4.42%	$3,863,670	$47,757	4.94%
Commercial and consumer	2,933,727	36,558	4.94%	2,583,756	35,479	5.46%
Total loans (1)	7,429,178	86,247	4.63%	6,447,426	83,236	5.15%
MBS (2)	1,313,728	8,079	2.46%	1,762,950	10,361	2.35%
Investments and cash (2)	404,134	3,132	3.07%	529,407	3,392	2.55%
FHLB stock	95,923	0	0.00%	99,160	0	0.00%
Total interest earning assets	9,242,963	97,458	4.20%	8,838,943	96,989	4.38%
Noninterest earning assets (3)	643,496			681,587
Total average assets	$9,886,459			$9,520,530
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$745,131	66	0.04%	$684,906	73	0.04%
Savings and MMDA	2,489,950	865	0.14%	2,284,749	884	0.15%
Time deposits	1,769,741	5,110	1.15%	2,168,056	8,024	1.47%
Total interest bearing deposits	5,004,822	6,041	0.48%	5,137,711	8,981	0.70%
Borrowings	1,777,268	7,855	1.75%	1,358,348	11,702	3.43%
Total interest bearing liabilities	6,782,090	13,896	0.81%	6,496,059	20,683	1.27%
Noninterest bearing transaction	1,787,716	0	0.00%	1,656,318	0	0.00%
Total funding liabilities	8,569,806	13,896	0.64%	8,152,377	20,683	1.01%
Other noninterest bearing liabilities	109,839			130,948
Total average liabilities	8,679,645			8,283,325
Total average equity	1,206,814			1,237,205
Total average liabilities and equity	$9,886,459			$9,520,530
Net interest income and spread (4)		$83,562	3.39%		$76,306	3.11%
Net interest margin (4)			3.59%			3.43%
Deposits:
Total interest bearing deposits	$5,004,822	$6,041	0.48%	$5,137,711	$8,981	0.70%
Noninterest bearing transaction	1,787,716	0	0.00%	1,656,318	0	0.00%
Total deposits	$6,792,538	$6,041	0.35%	$6,794,029	$8,981	0.53%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans ("confirmed losses") and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
	(in thousands)
ASSETS:
Loans:
Mortgage	$4,299,901	$145,969	4.53%	$3,757,341	$141,306	5.01%
Commercial and consumer	2,822,125	106,154	5.03%	2,555,147	107,504	5.62%
Total loans (1)	7,122,026	252,123	4.73%	6,312,488	248,810	5.26%
MBS (2)	1,251,460	22,709	2.42%	1,989,989	38,632	2.59%
Investments and cash (2)	405,501	9,411	3.09%	553,827	10,634	2.56%
FHLB stock	96,775	0	0.00%	99,148	0	0.00%
Total interest earning assets	8,875,762	284,243	4.27%	8,955,452	298,076	4.44%
Noninterest earning assets (3)	652,291			442,691
Total average assets	$9,528,053			$9,398,143
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$740,469	201	0.04%	$637,106	271	0.06%
Savings and MMDA	2,409,564	2,430	0.13%	2,252,052	3,101	0.18%
Time deposits	1,744,099	15,755	1.21%	2,369,682	26,632	1.50%
Total interest bearing deposits	4,894,132	18,386	0.50%	5,258,840	30,004	0.76%
Borrowings	1,561,668	22,976	1.97%	1,489,663	36,371	3.26%
Total interest bearing liabilities	6,455,800	41,362	0.86%	6,748,503	66,375	1.31%
Noninterest bearing transaction	1,733,277	0	0.00%	1,498,471	0	0.00%
Total funding liabilities	8,189,077	41,362	0.68%	8,246,974	66,375	1.08%
Other noninterest bearing liabilities	114,681			80,176
Total average liabilities	8,303,758			8,327,150
Total average equity	1,224,295			1,070,993
Total average liabilities and equity	$9,528,053			$9,398,143
Net interest income and spread (4)		$242,881	3.41%		$231,701	3.13%
Net interest margin (4)			3.66%			3.46%
Deposits:
Total interest bearing deposits	$4,894,132	$18,386	0.50%	$5,258,840	$30,004	0.76%
Noninterest bearing transaction	1,733,277	0	0.00%	1,498,471	0	0.00%
Total deposits	$6,627,409	$18,386	0.37%	$6,757,311	$30,004	0.59%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans ("confirmed losses") and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Net Interest Income. Sterling's net interest income increased $7.2 million and $11.3 million for the three and nine months ended September 30, 2013 respectively, compared with the three and nine months ended September 30, 2012, as a result of the decline in funding costs and an increase in interest income on loans, partially offset by a decline in interest income on MBS. Funding costs declined as a result of the decline in time deposits, as well as a lower balance of higher cost wholesale borrowings from securities sold under repurchase agreements. Average loan balances increased 15% and 13% for the three and nine months ended September 30, 2013 respectively, compared with the three and nine months ended September 30, 2012, while average MBS balances declined 25% and 37% over the same comparable periods. The decline in average MBS balances reflected sales during 2012 to fund the reduction in repurchase agreements.

Provision for Credit Losses. During the three and nine months ended September 30, 2013, there was no provision for credit losses, compared with $2.0 million and $10.0 million for the comparative 2012 periods, respectively. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans.

Noninterest Income. Noninterest income was as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)
Fees and service charges	$15,380	$14,675	5%	$45,128	$41,546	9%
Mortgage banking operations	13,494	26,410	(49)%	50,468	69,135	(27)%
BOLI	1,640	1,660	(1)%	4,621	7,175	(36)%
Gains on sales of securities, net	0	3,129	(100)%	0	12,592	(100)%
Other-than-temporary impairment losses on securities	0	0	0%	0	(6,819)	(100)%
Charge on prepayment of debt	0	0	0%	0	(2,664)	(100)%
Gains on other loan sales	1,135	476	138%	2,354	3,887	(39)%
Other	241	348	(31)%	8,888	(1,826)	*
Total noninterest income	$31,890	$46,698	(32)%	$111,459	$123,026	(9)%
* Not meaningful

Fees and service charges increased over the periods presented due to an increase in deposit fee income and loan prepayment penalties. BOLI income during the nine months ended September 30, 2012 included $2.4 million relating to a death benefit. For the 2013 periods, Sterling had no gains or losses on the sale of securities, compared with gains of $3.1 million and $12.6 million for the three and nine month respective 2012 periods. Also, during the nine months ended September 30, 2012, Sterling recognized an other-than-temporary impairment charge of $6.8 million, and a prepayment of debt charge of $2.7 million. There were no similar charges in the 2013 periods. Gains on other loan sales during the 2013 periods were due to SBA lending activity, while the 2012 gains on other loan sales were primarily related to the sale of nonperforming loans at a premium to carrying value.

Other noninterest income during the nine months ended September 30, 2013 included a $7.5 million bargain purchase gain in connection with the Borrego acquisition. The sale of three branches during the nine months ended September 30, 2013 resulted in a gain of $893,000, before associated expenses of $254,000 that are included in other noninterest expenses. In the comparable 2012 period, branch consolidations resulted in a loss of $1.7 million. Other noninterest income for the nine months ended September 30, 2012 also included a negative valuation adjustment of $600,000 on interest rate swaps.

Mortgage banking income for the three and nine months ended September 30, 2013 declined 49% and 27%, respectively, over the comparative 2012 periods, reflecting lower margins and volumes. During 2013, mortgage rates have increased over 100 basis points, and subsequently, mortgage refinance originations have declined 50% from the second quarter 2013. Included in income from mortgage banking operations for the three and nine months ended September 30, 2013 was a $491,000 and $6.1 million valuation increase on mortgage servicing rights, respectively, compared with write-downs of $2.1 million and $984,000, respectively, during the three and nine months ended September 30, 2012. During the nine months ended September 30, 2013, income from mortgage banking also included a $790,000 reduction in the fair value of a pool of portfolio residential mortgage loans that were previously classified as held for sale.

The following table presents components of mortgage banking operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Residential loan sales	$672,604	$728,642	$2,251,923	$1,869,213
Change in warehouse and interest rate locks	(198,389)	36,018	(330,681)	348,600
Total mortgage banking activity	$474,215	$764,660	$1,921,242	$2,217,813
Margin on residential loan sales	2.31%	3.68%	2.10%	3.07%

Noninterest Expense. Noninterest expense was as follows for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in thousands)
Employee compensation and benefits	$47,058	$45,636	3%	$135,297	$139,502	(3)%
Occupancy and equipment	9,959	11,034	(10)%	29,385	32,253	(9)%
Data processing	7,252	7,137	2%	20,300	20,600	(1)%
Professional fees	3,093	4,929	(37)%	12,030	12,718	(5)%
Depreciation	3,358	2,918	15%	9,350	8,754	7%
Merger and acquisition	3,896	1,584	146%	7,200	9,981	(28)%
OREO operations	1,877	4,008	(53)%	6,456	9,337	(31)%
Advertising	1,830	3,442	(47)%	6,025	10,370	(42)%
FDIC insurance	1,129	2,159	(48)%	4,693	6,005	(22)%
Amortization of other intangible assets	1,676	1,792	(6)%	5,046	4,988	1%
Travel and entertainment	1,467	1,420	3%	4,151	4,019	3%
Other	2,739	3,349	(18)%	9,008	7,137	26%
Total noninterest expense	$85,334	$89,408	(5)%	$248,941	$265,664	(6)%

Employee compensation and benefits during the three months ended September 30, 2013 included acquisition related activity and new employees added in Southern California, while the nine months ended September 30, 2012 included severance costs related to a reduction in force, and a higher level of commissions from increased loan production levels. Occupancy and equipment have declined from the 2012 comparable periods, as a result of branch consolidations and sales. OREO operations also declined from the comparable periods, as a result of a lower level of OREO properties. Advertising expense during 2012 included costs related to the rebranding of Sterling Savings Bank as Sterling Bank. Merger and acquisition expense for the three months ended September 30, 2013 primarily related to the pending Umpqua Merger. Merger and acquisition expense for the nine months ended September 30, 2012 was comprised primarily of expenses related to the First Independent transaction. For the nine months ended September 30, 2012, other noninterest expense included a $1.9 million Washington State Business and Occupation tax refund.

Income Tax Provision. During the three months ended September 30, 2013, Sterling recognized income tax expense of $8.1 million, reflecting a 28% effective tax rate, and during the nine months ended September 30, 2013, income tax expense of $30.9 million, reflecting a 30% effective tax rate. The nine month comparable 2012 period included an income tax benefit of $288.8 million, the result of reversing substantially all of Sterling's deferred tax asset valuation allowance. The effective tax rate for the 2013 periods reflect permanent differences between book income and tax income from the Borrego acquisition bargain purchase gain, as well as tax exempt municipal bond and BOLI income. As of September 30, 2013, the net deferred tax asset was $282.6 million, including $245.3 million of net operating loss and tax credit carry-forwards, compared with $292.1 million as of December 31, 2012, including $274.0 million of net operating loss and tax credit carry-forwards.

Financial Position

Assets. At September 30, 2013, Sterling’s assets were $9.98 billion, an increase of $747.4 million from December 31, 2012. The Borrego acquisition in the first quarter of 2013 added total assets of $141.6 million, while the Boston Private transaction in the second quarter of 2013 added total assets of $292.1 million. The other primary contributor to the increase in assets was organic loan growth.

Loans Receivable. The following table sets forth the composition of Sterling’s loan portfolio by class of loan at the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(in thousands)
Residential real estate	$1,052,381	15	$806,722	13
Commercial real estate ("CRE"):
Investor CRE	1,125,477	16	1,219,847	20
Multifamily	2,029,820	28	1,580,289	25
Construction	52,929	1	74,665	1
Total CRE	3,208,226	45	2,874,801	46
Commercial:
Owner occupied CRE	1,404,006	20	1,276,591	20
Commercial & Industrial ("C&I")	681,666	10	540,499	9
Total commercial	2,085,672	30	1,817,090	29
Consumer	807,964	10	754,621	12
Gross loans receivable	7,154,243	100%	6,253,234	100%
Deferred loan fees, net	8,781		2,860
Allowance for loan losses	(138,698)		(154,345)
Loans receivable, net	$7,024,326		$6,101,749

The acquisition of Borrego during the first quarter 2013 added $97.3 million of loans, which were primarily SBA loans that have been included in the table above in owner occupied CRE. The Boston Private transaction during the second quarter of 2013 added $273.4 million of loans, approximately 37% of which were commercial, 36% were CRE, and 26% were residential real estate. Excluding loans acquired in these transactions, gross portfolio loan balances expanded at an annualized rate of 11% during the nine months ended September 30, 2013.

The following table sets forth Sterling's loan originations and purchases for the periods indicated. These amounts do not include the amounts acquired in the Borrego and Boston Private transactions during 2013, or amounts acquired in the 2012 First Independent transaction:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Loan originations:	(in thousands)
Residential real estate:
For sale	$535,039	$842,197	$1,967,626	$1,997,491
Permanent	142,837	77,650	358,174	152,947
Total residential real estate	677,876	919,847	2,325,800	2,150,438
CRE:
Investor CRE	8,539	14,889	45,875	37,535
Multifamily	169,868	144,560	636,217	552,241
Construction	8,767	776	17,428	2,444
Total CRE	187,174	160,225	699,520	592,220
Commercial:
Owner occupied CRE	59,403	53,541	159,260	111,833
C&I	85,495	102,255	272,556	206,310
Total commercial	144,898	155,796	431,816	318,143
Consumer	112,887	63,435	297,339	199,881
Total loan originations	1,122,835	1,299,303	3,754,475	3,260,682
Total portfolio loan originations (excludes residential real estate for sale)	587,796	457,106	1,786,849	1,263,191
Loan purchases:
Residential real estate	51	1,646	228	76,408
CRE:
Investor CRE	1,100	0	3,016	0
Multifamily	199	292	484	683
Total CRE	1,299	292	3,500	683
Commercial:
Owner occupied CRE	0	0	1,071	0
C&I	24,164	0	45,164	0
Total commercial	24,164	0	46,235	0
Consumer	5,758	41,567	26,209	52,307
Total loan purchases	31,272	43,505	76,172	129,398
Total loan originations and purchases	$1,154,107	$1,342,808	$3,830,647	$3,390,080

Portfolio loan originations grew by 29% and 41% during the three and nine months ended September 30, 2013, respectively, over the 2012 comparative periods. Multifamily portfolio loan originations during the three and nine months ended September 30, 2013 were 29% and 36%, respectively, of total portfolio originations, with residential permanent, consumer and C&I being the other primary contributors. Originations of residential for sale loans during the first half of 2013 were positively influenced by an elevated level of refinancing activity due to historically low mortgage rates. Following a 100+ basis point rise in mortgage rates, mortgage refinance originations during the third quarter declined 50% from the second quarter of 2013. Loan purchases during 2013 included $45.2 million of C&I syndicated loans, and participations of $20.5 million of auto loans and $5.2 million of student loans.

The following table presents a roll-forward of the allowance for credit losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for credit losses
Allowance - loans, beginning balance	$141,949	$158,244	$154,345	$177,458
Provision	(2,100)	2,000	(4,700)	8,000
Charge-offs	(4,488)	(10,479)	(19,420)	(51,056)
Recoveries	3,337	4,514	8,473	19,877
Allowance - loans, ending balance	138,698	154,279	138,698	154,279
Allowance - unfunded commitments, beginning balance	9,505	7,952	8,002	10,029
Provision	2,100	0	4,700	2,000
Charge-offs	(1,064)	(181)	(2,161)	(4,258)
Allowance - unfunded commitments, ending balance	10,541	7,771	10,541	7,771
Total credit allowance	$149,239	$162,050	$149,239	$162,050

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

	September 30, 2013	December 31, 2012
	(in thousands)
Residential real estate	$22,076	$26,915
CRE:
Investor CRE	25,720	70,044
Multifamily	1,343	8,964
Construction	4,260	17,800
Total CRE	31,323	96,808
Commercial:
Owner occupied CRE	41,562	58,119
C&I	22,075	6,006
Total commercial	63,637	64,125
Consumer	6,058	8,942
Total classified loans	123,094	196,790
OREO	17,464	25,042
Total classified assets	$140,558	$221,832
Classified loans to loans	1.72%	3.15%
Classified assets to total assets	1.41%	2.40%

Classified assets declined $81.3 million, or 37% during the nine months ended September 30, 2013, despite the addition of $17.2 million of classified assets during this period as a result of the Borrego transaction. Nonperforming assets include nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Past due 90 days or more and accruing	$0	$0
Nonaccrual loans	65,410	121,113
Restructured loans	52,556	64,216
Total nonperforming loans	117,966	185,329
OREO	17,464	25,042
Total nonperforming assets	135,430	210,371
Specific reserve - loans	(4,900)	(8,463)
Net nonperforming assets	$130,530	$201,908
Guaranteed portion of nonperforming loans	$13,818	$10,702
Nonperforming loans to loans	1.65%	2.96%
Nonperforming assets to total assets	1.36%	2.28%
Loan loss allowance to nonperforming loans	118%	83%

Nonperforming assets decreased 36% during the nine months ended September 30, 2013, despite the Borrego transaction adding $18.3 million of nonperforming assets, a substantial portion of which are guaranteed by government agencies. The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Nonperforming loans:	(in thousands)
Beginning Balance	$142,731	$265,340	$185,329	$287,160
Additions	12,785	29,957	43,905	129,488
Charge-offs	(1,151)	(5,965)	(10,947)	(31,179)
Paydowns and sales	(32,079)	(58,967)	(81,399)	(106,981)
Acquired	0	0	14,251	0
Foreclosures	(2,453)	(7,979)	(17,627)	(30,503)
Upgrade to accrual	(1,867)	(9,948)	(15,546)	(35,547)
Ending Balance	$117,966	$212,438	$117,966	$212,438

The following table presents a roll-forward of OREO for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
OREO:	(dollars in thousands)
Beginning Balance	$26,511	42	$55,801	81	$25,042	46	$81,910	143
Additions	2,453	14	8,131	28	17,329	62	30,661	97
Valuation adjustments	(1,687)		(1,656)		(4,682)		(5,028)
Sales	(9,358)	(23)	(15,666)	(39)	(24,921)	(88)	(62,202)	(170)
Acquired	0	0	0	0	4,375	13	0	0
Other changes	(455)		(35)		321		1,234
Ending Balance	$17,464	33	$46,575	70	$17,464	33	$46,575	70

OREO declined 63% compared with September 30, 2012, reflecting Sterling's continuing asset resolution efforts. The following table presents the property type composition of OREO as of the following dates:

	September 30, 2013		December 31, 2012
	Amount	Number of Properties	Amount	Number of Properties
OREO:	(dollars in thousands)
Residential real estate	$889	7	$2,448	12
CRE:
Investor CRE	2,475	3	1,636	4
Multifamily	0	0	0	0
Construction	11,926	4	17,304	9
Commercial:
Owner occupied CRE	2,113	16	3,194	13
C&I	0	0	0	0
Consumer	61	3	460	8
Ending Balance	$17,464	33	$25,042	46

As of September 30, 2013 and December 31, 2012, construction OREO was primarily comprised of one completed assisted living facility.

Deposits. The following table sets forth the composition of Sterling’s deposits at the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,818,194	27%	$1,702,740	26%
Interest bearing transaction	750,699	11%	732,038	11%
Savings and MMDA	2,542,631	37%	2,262,369	36%
Time deposits	1,742,918	25%	1,738,970	27%
Total deposits	$6,854,442	100%	$6,436,117	100%

The increase in total deposits from December 31, 2012 included $118.2 million of deposits from the Borrego acquisition, and $168.2 million of deposits from the Boston Private transaction.

Borrowings. In addition to deposits, Sterling uses other borrowings as sources of funds. The aggregate amount of other borrowings outstanding comprised of FHLB advances, repurchase agreements and junior subordinated debentures, was $1.81 billion as of September 30, 2013 compared with $1.44 billion at December 31, 2012, respectively. The increase was in FHLB advances, which were used to fund acquisitions and loan growth, and to offset deposit outflow associated with branch divestitures and runoff of high-rate CDs.

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

	September 30, 2013	December 31, 2012
Change in Interest Rate in Basis Points (Rate Shock)	% Change in Net Interest Income	% Change in Net Interest Income
+300	(0.5)	2.0
+200	0.1	1.8
+100	0.1	1.0
Static	0.0	0.0
-100	*	*

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

	September 30, 2013	December 31, 2012
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE	% Change in EVE
+300	7.1	29.9
+200	4.9	23.8
+100	2.3	13.7
Static	0.0	0.0
-100	*	*

* Results are not meaningful in a low interest rate environment.

The fluctuations in EVE sensitivity and net interest income interest rate shock from December 31, 2012 as compared with September 30, 2013 are primarily the result of an increase in short-term borrowings to fund fixed-rate, longer-duration assets that were added through organic growth and acquisitions over the past nine months.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $51.3 million of related swaps outstanding as of September 30, 2013. For a description, see Note 11 of Notes to Consolidated Financial Statements. As of September 30, 2013, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

Capital and Liquidity Management

Sterling's primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest from loans and MBS; the sale of loans into the secondary market in connection with Sterling's mortgage banking and other loan sale activities; borrowings from the FHLB and the Federal Reserve; and borrowings from commercial banks (including reverse repurchase agreements). Public deposits from states, municipalities, and other public entities generally require collateralization for some or all of the deposit amounts, depending on state and local requirements. Repurchase agreements allow Sterling to sell investments (generally U.S. agency securities and MBS) under an agreement to buy them back at a specified price at a later date. Repurchase agreements are considered collateralized obligations and may expose Sterling to certain risks not associated with other borrowings, including interest rate risk and the possibility that additional collateral may have to be provided if the market value of the pledged collateral declines. Sterling Bank's credit line with FHLB of Seattle provides for borrowings up to a percentage of its total assets, subject to collateralization requirements, with borrowing terms ranging from overnight to long-term advances. Sterling Bank actively manages its liquidity to maintain an adequate margin over the level necessary to support the funding of loans and deposit withdrawals. Liquidity may vary from time to time, depending on economic conditions, deposit fluctuations, loan funding needs and regulatory requirements.

The total value of Sterling's consolidated cash and equivalents and securities was $1.85 billion at September 30, 2013, compared with $1.84 billion at December 31, 2012. Total available liquidity as of September 30, 2013 was $2.91 billion, compared to $2.93 billion as of December 31, 2012. Total available liquidity as of September 30, 2013 included unpledged portions of cash and equivalents and securities of $575.4 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $2.09 billion, as well as loans held for sale of $245.8 million.

Sterling, as a parent company-only, had cash of approximately $26.6 million and $24.4 million at September 30, 2013 and December 31, 2012, respectively. The parent company's significant cash flows primarily relate to capital investments in and capital distributions from Sterling Bank, capital distributions to shareholders, and interest payments on junior subordinated debentures. Sterling's ability to pay dividends is generally limited by its earnings, financial condition, capital, liquidity and regulatory requirements.  Sterling relies on Sterling Bank as its primary source of cash flow. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling Bank may pay to Sterling without regulatory approval.

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

Allowance for Credit Losses. The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded credit commitments. In general, determining the amount of the allowance requires significant judgment and the use of estimates by management. Sterling maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio and inherent losses. This analysis is designed to determine an appropriate level and allocation of the allowance for losses among loan classes by considering factors affecting loan losses, including specific and confirmed losses, levels and trends in classified and nonperforming loans, historical loan loss experience, loan migration analysis, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. The reserve for unfunded credit commitments includes loss coverage for loan repurchases arising primarily from mortgage banking activities. Management monitors the loan portfolio to evaluate the adequacy of the allowance. The allowance can increase or decrease each quarter based upon the results of management's analysis.

The loan portfolio is grouped into several segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on the assessment of qualitative factors. The qualitative factors are reviewed quarterly to determine a rating for each category of low, medium, and high, that is then quantified into the calculation of the probability of default. The estimated loss emergence period reflects an estimate of the time frame during which losses may be realized. Sterling establishes the estimated loss rate on loans using the historical life-to-date losses net of recoveries on loans remaining in the portfolio, the last twelve months of losses on OREO (including losses on foreclosure, write-downs, and losses on sale) and losses on discounted note sales to estimate the amount that would be lost if a default were to occur, which is termed the "loss given default." The probability of default is multiplied by the loss given default to calculate the estimated loss rates for each loan class. Once the estimated loss rates for each loan class are calculated, the results are validated, by comparing this calculated estimated loss for each loan class to the actual one-year and three-year (annualized) losses, net of recoveries. In addition, the calculated inherent loss rate is also compared to the prior periods, and the overall trend in loss rates from prior periods. If the calculated loss rates differ significantly from the one-year and three-year actual loss rates and/or is inconsistent with the historical trends, Sterling performs further analyses to identify and evaluate the possible causes of the differences. This includes evaluating the characteristics of the historical loss and recovery data used in calculating the loss rate to determine whether such activity is an appropriate reflection, in management’s judgment, of the current inherent losses in the various loan classes. This analysis takes into consideration the impact of the qualitative factors that increase the probability of default in the calculated loss rates in assessing whether there is additional qualitative risk. Sterling evaluates the results of the model, and the evaluation process and based on their judgment, experience, and specific knowledge of the loan portfolio, determines the most appropriate loss rate for each category based on their evaluation of quantitative data and qualitative factors described above.

Sterling may also maintain an unallocated allowance to provide for other credit losses that may exist in the loan portfolio that are not taken into consideration in establishing estimated loss rates. The unallocated amount may generally be maintained at higher levels during times of economic uncertainty. The unallocated amount is reviewed at least quarterly based on credit and economic trends.

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

A loan is considered impaired when, based on current information and events, it is probable Sterling will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record, the ability and willingness of guarantors to make payments, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of estimated future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of collateral if the loan is collateral-dependent.

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

The timing of obtaining appraisals may vary, depending on the nature and complexity of the property being evaluated and the general breadth of appraisal activity in the marketplace, but generally it is within 30 to 90 days of recognition of substandard status, following determination of collateral dependency, or in connection with a loan's maturity or a negotiation that may result in the restructuring or extension of a real estate secured loan. Delays in timing may occur to comply with actions such as a bankruptcy filing or provisions of a government guarantee.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at September 30, 2013.

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

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of substantially all of the deferred tax asset valuation allowance occurred during the quarter ended June 30, 2012, which marked the sixth consecutive quarter of profitability for Sterling. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. Based on the earnings performance trend and projections of income through 2013, improvement in asset quality, higher net interest margin and improvements in other key financial ratios, expectations of continued profitability, the length of the carry-forward period for its net operating losses and tax credits, an analysis of the reversal of existing temporary differences, and an evaluation of its loss carry-back ability and tax planning strategies, Sterling determined that it was more likely than not that the net deferred tax asset would be realized. This assessment was updated as of September 30, 2013, resulting in the same conclusion.

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

On July 2, 2013, the Federal Reserve issued capital regulations generally consistent with Basel III. The regulation includes: a permanent grandfathering of the existing tier 1 capital status of trust preferred junior subordinated debentures for banks with less than $15 billion in total assets (subject to exceptions in the case of mergers); an option to exclude unrealized gains and losses on available for sale securities from tier 1 capital for banks with less than $250 billion in total assets (subject to certain limitations for acquisition related asset growth); and mortgage risk weightings consistent with Basel I. If the rule were in effect at September 30, 2013, it would not materially impact Sterling's and Sterling Bank's regulatory capital ratios.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning debit card transaction fees that were adopted to implement Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment. If this decision is ultimately upheld, the amount of debt card interchange fees that a bank subject to the Durbin Amendment would be permitted to charge likely would be reduced further than the 21 cent cap per transaction.

Important Information For Investors And Shareholders

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Umpqua will file with the Securities and Exchange Commission ("SEC") a registration statement on Form S-4 containing a joint proxy statement/prospectus of Sterling and Umpqua, and Sterling and Umpqua will each file other documents with respect to the proposed merger. A definitive joint proxy statement/prospectus will be mailed to shareholders of Sterling and Umpqua. Investors and security holders of Sterling and Umpqua are urged to read the joint proxy statement/prospectus and other documents that will be filed with the SEC carefully and in their entirety when they become available because they will contain important information. Investors and security holders will be able to obtain free copies of the registration statement and the joint proxy statement/prospectus (when available) and other documents filed with the SEC by Sterling or Umpqua through the website maintained by the SEC at www.sec.gov. Copies of the documents filed with the SEC by Sterling will be available free of charge on Sterling’s website at www.sterlingfinancialcorporation.com or by contacting Sterling’s Investor Relations Department at 509-358-8097. Copies of the documents filed with the SEC by Umpqua will be available free of charge on Umpqua’s website at www.umpquaholdingscorp.com or by contacting Umpqua’s Investor Relations Department at 503-268-6675.

Sterling, Umpqua, their respective directors and executive officers and other members of management and employees may be considered participants in the solicitation of proxies in connection with the proposed transaction. Information about the directors and executive officers of Sterling is set forth in its Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 27, 2013, its proxy statement for its 2013 annual meeting of stockholders, which was filed with the SEC on March 15, 2013, and its Current Reports on Form 8-K or 8-K/A, which were filed with the SEC on January 28, 2013 (Item 1.01), March 4, 2013, May 2, 2013 (Item 5.07), May 10, 2013, June 20, 2013 and August 9, 2013, respectively. Information about the directors and executive officers of Umpqua is set forth in its Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 15, 2013, its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, which were filed with the SEC on May 2, 2013 and August 6, 2013, respectively, its proxy statement for its 2013 annual meeting of stockholders, which was filed with the SEC on February 25, 2013, and its Current Reports on Form 8-K, which were filed with the SEC on January 14, 2013, April 11, 2013 and April 22, 2013 (Item 5.07), respectively. Other information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials to be filed with the SEC when they become available.
Cautionary Statement Regarding Forward-Looking Statements

This report contains certain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "anticipate," "may," "can," "believe," "expect," "project," "intend," "likely," "plan," "seek," "should," "would," "estimate" and similar expressions and any other statements that predict or indicate future events or trends or that are not statements of historical facts. These forward-looking statements include, but are not limited to, statements about Sterling's plans, objectives, expectations, strategies and intentions and other statements contained in this report that are not historical facts and pertain to Sterling's future operating results and capital position, including Sterling's ability to reduce future loan losses, improve its deposit mix, execute its asset resolution initiatives, execute its lending initiatives, contain costs and potential liabilities, realize operating efficiencies, execute its business strategy, make dividend payments, compete in the marketplace and provide increased customer support and service. All forward-looking statements are subject to numerous risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling's and Umpqua's control. These risks and uncertainties include, but are not limited to, the following: changes in general economic conditions that may, among other things, increase default and delinquency risks in Sterling's loan portfolios; shifts in market interest rates that may result in lower interest rate margins; shifts in the demand for Sterling's loan and other products; changes in the monetary and fiscal policies of the federal government; changes in laws, regulations or the competitive environment; exposure to material litigation; failure to obtain the approval of shareholders of Sterling or Umpqua in connection with the merger; the timing to consummate the proposed merger; the risk that a condition to closing of the proposed merger may not be satisfied; the risk that a regulatory approval that may be required for the proposed merger is not obtained or is obtained subject to conditions that are not anticipated; the parties' ability to achieve the synergies and value creation contemplated by the proposed merger, or lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions generally; the parties' ability to promptly and effectively integrate the businesses of Sterling and Umpqua; and the diversion of management time on issues related to the merger; the failure to consummate or delay in consummating the merger for other reasons. Sterling and Umpqua undertake no obligation (and expressly disclaim any such obligation) to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. For additional information concerning factors that could cause actual conditions, events or results to materially differ from those described in the forward-looking statements, please refer to the factors set forth under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Sterling's and Umpqua's most recent Form 10-K and 10-Q reports and to Sterling's and Umpqua's most recent Form 8-K reports, which are available online at www.sec.gov. No assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations or financial condition of Sterling or Umpqua.
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

Merger Litigation. On September 18, 2013, Plaintiff Matthew Barnett filed a purported class action on behalf of Sterling's shareholders in connection with the proposed merger of Sterling and Umpqua in the Superior Court for Spokane County, Washington, docketed as Barnett v. Sterling Financial Corporation et al., No. 13-2-03848-4. On September 23, 2013, Plaintiff Vladimir Gusinsky Revocable Trust filed another purported class action in the Superior Court for Spokane County, docketed as Vladimir Gusinsky Revocable Trust v. Seibly et al., No. 13-2-03904-9. On September 26, 2013, Plaintiff Shoshana Minzer filed a third purported class action in the Superior Court for Spokane County, docketed as Minzer v. Sterling Financial Corporation et al., No. 13-2-03986-3. Each complaint names as defendants the members of Sterling's Board of Directors. The Barnett and Minzer complaints also name Sterling as a defendant. The Barnett and Gusinsky complaints also name Umpqua as a defendant.
The lawsuits allege, among other things, that the Board of Directors breached its fiduciary duties to stockholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the Merger. The lawsuits allege that the consideration to be paid by Umpqua is inadequate in light of Sterling's recent performance and growth potential, that Board members labored under conflicts of interest, that Sterling failed to negotiate a protective collar on the exchange ratio, and that the use of certain deal protection mechanisms precluded Sterling from investigating or pursuing alternatives or proposals superior to the Merger. Two of the lawsuits allege that Umpqua aided and abetted the Board's breaches of fiduciary duty.
On October 11, 2013, the Superior Court for Spokane County consolidated the three actions as In re Sterling Financial Corporation Merger Litigation, Lead No. 13-2-03848-4, and lead counsel was appointed.

The plaintiffs in these actions seek relief that includes, among other things, an injunction prohibiting the consummation of the Merger, rescission to the extent the Merger terms have already been implemented, damages for the breaches of fiduciary duty, and the payment of plaintiffs' attorneys' fees and costs. Sterling believes the lawsuits are without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome of these lawsuits.
Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

Securities Class Action Litigation. On December 11, 2009, a putative securities class action was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of our current and former officers. The court appointed a lead plaintiff on March 9, 2010. On June 18, 2010, the lead plaintiff filed a consolidated complaint. The complaint purports to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs seek unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. On August 5, 2013, the court entered an order granting defendants' motion and dismissing the complaint in its entirety.  On October 11, 2013, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint names the same defendants, specifies the same class period, alleges the same violations of Sections 10(b) and 20(a) of the Securities & Exchange Act of 1934, and seeks the same relief.  The amended consolidated complaint contains similar allegations of improper disclosure regarding Sterling's lending practices, status of loans and reserving and accounting for loans. Sterling believes the lawsuit is without merit and intends to defend against it vigorously. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

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

Certain risks related to the proposed Merger with Umpqua are described below. These risk factors supplement and should be read together with those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. You should carefully consider all such risks and uncertainties before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially harmed.

The Merger is subject to certain closing conditions, including approval of the respective shareholders of each of Sterling and Umpqua, which may not be received, and required regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger. Before the Merger and the Bank Merger may be completed, Sterling and Umpqua must obtain approvals from their respective shareholders and from the Federal Reserve Board, the FDIC, and the Oregon Director and file a notification to the Washington DFI. Other approvals, waivers or consents from regulators may also be required. No assurance can be given as to whether or when these approvals will be received if the shareholders of either of Sterling or Umpqua do not approve the Merger, the Merger will not be completed. In determining whether to grant these regulatory approvals the regulators consider a variety of factors. An adverse development in either company's regulatory standing or other factors could result in an inability to obtain approval or delay receipt of approval. These regulators may impose conditions on the completion of the Merger or the Bank Merger or require changes to the terms of the Merger or the Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger and the Bank Merger, any of which might have an adverse effect on the combined company following the Merger.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized. Sterling and Umpqua have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Umpqua's ability to successfully combine and integrate the businesses of Sterling and Umpqua in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. If difficulties with the integration process are encountered, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Sterling to lose customers or cause customers to remove their accounts from Sterling and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Sterling during this transition period and for an undetermined period after completion of the Merger.
Termination of the merger agreement could negatively impact Sterling. If the merger agreement is terminated, there may be various consequences. For example, Sterling's businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the merger agreement is terminated, the market price of Sterling's common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the merger agreement is terminated under certain circumstances, Sterling may be required to pay to Umpqua a termination fee of $75 million.
Sterling will be subject to business uncertainties and contractual restrictions while the Merger is pending. Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Sterling. These uncertainties may impair Sterling's ability to attract, retain and motivate key personnel until the Merger and associated integration process is completed, and could cause customers and others that deal with Sterling to seek to change or terminate existing business relationships with Sterling. Retention of certain employees by Sterling may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with Sterling. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Sterling, Sterling's business could be harmed. In addition, subject to certain exceptions, Sterling has agreed to operate its business in the ordinary course and to comply with certain other operational restrictions, prior to closing.

If the Merger is not completed, Sterling will have incurred substantial expenses without realizing the expected benefits of the Merger. Sterling has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the Merger is not completed, Sterling would have to recognize these expenses without realizing the expected benefits of the Merger.
The merger agreement limits Sterling's ability to pursue acquisition proposals and requires Sterling to pay a termination fee of $75 million under limited circumstances relating to alternative acquisition proposals. Additionally, these and other provisions of the merger agreement, Sterling's articles of incorporation and bylaws and Washington law may deter potential acquirers. The merger agreement prohibits Sterling and Umpqua from soliciting, initiating, knowingly encouraging or knowingly facilitating certain third‑party acquisition proposals. The merger agreement also provides that Sterling must pay a termination fee in the amount of $75 million in the event that the merger agreement is terminated under certain circumstances, including a termination resulting from Sterling's failure to abide by certain obligations not to solicit acquisition proposals. Further, the merger agreement also prohibits Sterling from waiving confidentiality and standstill provisions in its favor in existing agreements with third parties. These provisions may discourage or prohibit, as applicable, a potential competing acquirer that might have an interest in acquiring all or a significant part of Sterling from considering or proposing such an acquisition. In addition, under Washington law, certain business combinations involving Sterling with its large shareholders are restricted without the approval of the board of directors of Sterling.
These provisions and agreements, and other provisions of Sterling's articles of incorporation or bylaws or of the Washington Business Corporation Act, could make it more difficult for a third‑party to acquire control of Sterling or may discourage a potential competing acquirer.

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

STERLING FINANCIAL CORPORATION
(Registrant)
November 6, 2013	By:	/s/ Robert G. Butterfield
Date		Robert G. Butterfield
Senior Vice President, Controller, and
Principal Accounting Officer

Exhibit No.	Exhibit Index

2.1
Agreement and Plan of Merger, dated as of September 11, 2013, between Sterling Financial Corporation and Umpqua Holdings Corporation. Filed as Exhibit 2.1 to Sterling's Current Report on form 8-K dated September 17, 2013, and incorporated by reference herein.

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

10.1
Investor Letter Agreement, dated as of September 11, 2013, among Sterling Financial Corporation, Umpqua Holdings Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K dated September 17, 2013, and incorporated by reference herein.

E-1

Exhibit No.	Exhibit Index
10.2
Investor Letter Agreement, dated as of September 11, 2013, among Sterling Financial Corporation, Umpqua Holdings Corporation and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. Filed as Exhibit 10.2 to Sterling's Current Report on Form 8-K dated September 17, 2013, and incorporated by reference herein.

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