Form 10-K
period 2013-12-31
STERLING FINANCIAL CORP /WA/
filed 2014-02-26
CIK 891106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended DECEMBER 31, 2013

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
Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of June 30, 2013, the aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices on such date as reported by the NASDAQ Capital Market, was $840,325,916.
The number of shares outstanding of the registrant's common stock as of January 31, 2014 was 62,386,209.

DOCUMENTS INCORPORATED BY REFERENCE
Specific portions of the registrant's Proxy Statement for its 2014 annual meeting of shareholders are incorporated by reference into Part III hereof. In the event that Sterling does not file a Proxy Statement as a result of consummating the transactions contemplated by the merger agreement, Sterling will amend this Annual Report on Form 10-K to include the information required by this Item.

December 31, 2013

PART I
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see "Business—Forward-Looking Statements" and "Risk Factors."

Item 1. Business

General

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to "Sterling," "the Company," "we," "our," or "us" in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to "Sterling Bank" refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank. Sterling Savings Bank does business as Sterling Bank in Washington, Oregon and Idaho, and as Argent Bank in California, offering retail and commercial banking products and services, mortgage lending and trust and investment products to individuals, small businesses, commercial organizations and corporations. As of December 31, 2013, Sterling had assets of $10.32 billion and operated 173 depository branches in Washington, Oregon, Idaho and California.

Recent Developments

Net income for the years ended December 31, 2013, 2012 and 2011 was $93.6 million, $385.7 million, and $39.1 million, respectively. The changes in operating results over the years presented included an increase in net interest income and net interest margin, and lower credit costs. A significant item affecting comparability over the years presented was an income tax benefit of $292.0 million recorded during 2012 in connection with the release of a deferred tax asset valuation allowance, while 2013 included an income tax provision of $37.9 million. Sterling did not recognize any federal or state income tax provision or benefit during 2011. Mortgage banking income declined for 2013, as compared with 2012, from lower refinancing activity.

The net interest margin expanded to 3.64% for the year ended December 31, 2013, from 3.46% and 3.29% for the years ended December 31, 2012 and 2011, respectively, principally driven by a decline in funding costs. The decline in funding costs reflected a shift in the mix and repricing of deposits, as well as a lower balance of wholesale borrowings from securities sold under repurchase agreements in conjunction with the balance sheet repositioning activity undertaken during the fourth quarter of 2012. Net interest income expanded by $19.6 million during 2013, and $9.5 million during 2012, reflecting the decline in funding costs and an increase in interest income on loans, partially offset by a decline in interest income on mortgage-backed securities ("MBS").

During 2013, there was no provision for credit losses, compared with a $10.0 million and $30.0 million provision during 2012 and 2011, respectively, reflecting the decline in nonperforming assets. At December 31, 2013, the ratio of nonperforming assets to total assets was 1.21% compared to 2.28% at December 31, 2012, and 4.01% at December 31, 2011.

On February 28, 2013, Sterling completed the acquisition of American Heritage Holdings, the holding company for Borrego Springs Bank, N.A. ("Borrego"), for $8.7 million in consideration, adding an aggregate of $103.7 million of gross loans and $118.2 million of deposits. A bargain purchase gain of $7.5 million was recorded in connection with the acquisition, reflecting the fair value of net assets acquired in excess of the purchase price. On May 10, 2013, Sterling paid $123.0 million to acquire the Puget Sound operations of Boston Private Bank & Trust Company ("Boston Private"), which added $278.5 million of performing loans and $168.2 million of deposits. On October 1, 2013, Sterling paid $42.9 million in cash to acquire Newport Beach, Calif.-based Commerce National Bank ("CNB"). At closing, CNB had assets of $260.8 million, loans of $164.8 million, and deposits of $189.6 million.

On September 11, 2013, Sterling entered into a definitive agreement to merge (the "Merger") with and into Umpqua Holdings Corporation ("Umpqua"), with headquarters in Portland, Oregon. Immediately after the Merger, Sterling Bank will merge (the "Bank Merger") with and into Umpqua Bank, an Oregon state chartered bank and wholly owned subsidiary of Umpqua. Upon completion of the mergers, the combined company will operate under the Umpqua Bank name and brand. The transaction is expected to be completed in the second quarter of 2014, subject to regulatory approval and other customary closing conditions. Under the terms of the Merger, Sterling shareholders will receive 1.671 shares of Umpqua common stock and $2.18 in cash, without interest, for each share of Sterling common stock. On February 25, 2014, the shareholders of both Sterling and Umpqua approved the Merger.

Business Strategy

Sterling's goal has been to be one of America's great community banks by offering customers a range of highly personalized financial products and services. This strategy has centered on bringing the full product suite of a large regional institution to consumer and commercial customers with the personalized service of a local community bank. The four tenets of this philosophy are:

•
Knowledgeable bankers—We actively promote employee development, training and compensation initiatives designed to enable our talented team of bankers to capably serve our customers across our footprint.

•	Fair pricing—We offer a meaningful value proposition for our customers, while providing competitive funding and returns.

•
Convenience and ease of use—We have retail banking and mortgage loan origination offices with customer-oriented hours of operations; automatic teller machines located throughout our footprint; and full-service consumer and business internet banking and on-line bill pay services, including mobile banking applications.

•
Competitive products and services—We offer a full range of consumer, small business, commercial, corporate, wealth management and mortgage banking products and services across our four-state footprint. Our treasury management products include an advanced and easy to use Remote Deposit Capture system that is comparable to those of the largest banks operating in our area.

Our banking model is built around core customer relationships, and reflects our belief that every customer deserves a banking relationship built on trust and a superior experience with every interaction. In addition to organic growth based upon the tenets outlined above, an integral part of Sterling's strategy has included acquiring other financial institutions or branches thereof, or other substantial assets or deposit liabilities. During 2013, Sterling has strategically grown its presence in the Southern California market through its acquisitions of Borrego and CNB, and the opening of three new commercial banking offices in Glendale, Oxnard, and Encino, CA.

Profitability and Shareholder Wealth

The following strategies and objectives are integral to our profitability and ability to build wealth for our shareholders:

•	Improving our deposit base, both in the mix and cost of deposits;

•	Focusing on asset quality, by actively managing our nonperforming assets;

•	Growing loan balances, built on customer relationships;

•	Reducing operating expenses, by improving efficiencies; and

•	Actively managing capital levels.

We continue to shift our deposit mix towards lower cost transaction, savings and money market deposit accounts ("MMDA"). An asset quality focus is reflected by our robust underwriting and credit approval functions, and our asset quality metrics. We are focused on expanding full relationship banking products and services, and generating high quality assets, while implementing initiatives directed towards controlling our expenses and achieving efficiencies essential to our profitability. Sterling believes these strategies, combined with our active risk and capital management, will contribute to high quality, consistent earnings, and the building of shareholder value. The effect of these strategies on Sterling's financial results is discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

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

The results of operations are reported by segment in Note 24 of "Notes to Consolidated Financial Statements."

Lending Activities

A description of Sterling's lending products and activities are as follows:

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

Commercial Lending. Sterling provides a full range of credit and financial services products to small- and medium-sized businesses. These products include commercial and industrial ("C&I") lending such as: lines of credit, receivable and inventory financing, and equipment loans. These products also include term financing for owner occupied commercial real estate properties. These loans are at fixed or adjustable rate structures, typically with terms of 12 months to 15 years. Loans may be fully secured, partially secured or unsecured, based on certain credit criteria. The product line for businesses includes standardized products, including access to the Small Business Administration ("SBA") and U.S. Department of Agriculture ("USDA") guaranteed lending programs, as well as customized solutions, including cash flow and treasury management services.

Consumer Lending. Consumer loans and lines of credit are originated directly through Sterling's retail branches and private banking teams, and indirectly through Sterling's dealer banking department. Sterling finances the purchase of consumer goods, including automobiles, boats and recreational vehicles, and lines of credit for personal use. Generally, consumer loans have fixed or adjustable rate structures, and are at terms ranging from six months to 10 years. Sterling also makes loans secured by borrowers' savings accounts and equity loans collateralized by residential real estate. Home equity loans may have maturities of up to 20 years.

One- to Four-Family Residential Lending. Sterling originates residential mortgages that are generally underwritten to conform with guidelines of the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), guidelines established by government insured loan programs, or guidelines established by investors (correspondent banks). Loans are originated through Sterling's network of retail mortgage offices and depository branches. Products include: a) fixed-rate residential mortgages; and b) adjustable-rate residential mortgages ("ARMs"), which have interest rates that adjust annually with a fixed period of three, five, seven or 10 years and are indexed to a variety of market indices. Sterling focuses its residential lending efforts on originating traditional amortizing loans for owner occupied homes, second homes and investment properties. Generally, conventional and government guaranteed residential mortgage loans are originated for up to 80% of the appraised value or selling price of the mortgaged property, whichever is less. Borrowers must purchase mortgage insurance from approved third parties so that Sterling's risk is limited to approximately 80% of the appraised value at origination on most loans with loan-to-value ratios in excess of 80%. Sterling's residential lending programs are designed to comply with all applicable regulatory requirements.

Loan Servicing and Secondary Market Activities. Sterling sells mortgage loans on a servicing-retained basis to Fannie Mae and Freddie Mac, or on a servicing-released basis to correspondent banks. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding and disbursing escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers and supervising foreclosures in the event of unremedied defaults. For sales of loans on a servicing-retained basis, Sterling records a servicing asset, while for sales of loans on a servicing-released basis, Sterling receives a fee. In 2013, Sterling began using a subservicer to service its residential mortgage portfolio.

Loans sold into the secondary market are sold with limited recourse against Sterling, meaning that Sterling may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. Sterling maintains a reserve for unfunded credit commitments to cover the costs associated with these potential indemnification obligations. As a Government National Mortgage Association ("Ginnie Mae") issuer, loans sold via securitization by Sterling to correspondent banks contain government guarantees as to the timely payment of principal and interest for federally insured or guaranteed Federal Housing Administration ("FHA"), the Department of Veterans Affairs ("VA") or USDA loans.

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

Credit Quality Management

Details of Sterling's problem asset classifications and allowance for credit losses policies and procedures are as follows:

Classified and Nonperforming Assets. To measure the quality of loans and other real estate owned ("OREO"), Sterling has established guidelines for classifying and determining provisions for anticipated losses. Sterling's system employs the risk rating categories of "substandard," "doubtful" and "loss" for its classified assets. Substandard assets have deficiencies, which give rise to the distinct possibility that Sterling will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses as substandard assets, and on the basis of currently existing facts, are also deemed to have a high probability of loss. The portion of the asset considered uncollectible and of such little value that it should not be included as an asset of Sterling is classified as a loss. In such cases, Sterling establishes a specific valuation reserve.

The credit administration group focuses on identifying and resolving potential problem credits before they become classified. When an asset becomes classified, management of the relationship is assumed by Sterling's special assets department. Sterling actively engages the borrower and guarantor to remedy the situation by requesting updated financial information from the borrower(s) and guarantor(s) to determine a course of action. In addition, updated collateral values are obtained in order for Sterling's management to perform evaluations for regulatory and decision making purposes and updated title information is obtained to determine the status of encumbrances on the collateral. When possible, Sterling will require the borrower to provide additional collateral. In conjunction with the receipt of additional collateral, Sterling will sometimes modify the terms of the loan. Often the modified terms of the loan are consistent with terms that Sterling would offer a new borrower. If the borrower is having financial difficulties and the modification of terms is considered concessionary, Sterling designates the loan as a "troubled debt restructure" and reports it as a nonperforming loan. A loan designated as a troubled debt restructuring may be returned to accrual status after the borrower performs in accordance with the modified loan terms, generally for a period of at least six months. A loan may have its troubled debt restructure status removed after at least one year of satisfactory performance under the modified terms of the loan, unless the modification includes an interest rate concession that is below a market rate of interest for a loan with similar characteristics.

Sterling also may permit a borrower to sell the underlying collateral for less than the outstanding balance on the loan if the current collateral evaluation supports the offer price. These transactions are known as "short sales." In such situations, Sterling typically requires the borrower to sign a new note or bring cash to closing for the resulting deficiency.

If Sterling and a borrower are unable to achieve an acceptable resolution, Sterling may take a deed in lieu of foreclosure or initiate foreclosure on the underlying collateral. Under such circumstances, Sterling also simultaneously evaluates legal action for potential recovery against the borrowers and guarantors. After obtaining the collateral, Sterling actively works to sell the collateral.

Allowance for Credit Losses. Sterling regularly reviews its classified assets for impairment. If a loan is determined to be impaired, Sterling performs a valuation analysis on the loan. Valuation analysis compares the estimated fair value (discounted cash flow analysis or collateral market value less selling costs), and the book balance (loan principal and accrued interest). For loans that are considered collateral-dependent, the difference between the fair value and the book value is charged off as a confirmed loss. During times of declining real estate values, a specific reserve may be recorded on collateral-dependent impaired loans to recognize market declines since the last appraisal. For certain non-collateral-dependent loans, Sterling generally establishes a specific reserve for the difference between fair value and book value of these loans. Specific reserves are established and periodically adjusted, if necessary, based on the review of information obtained through on-site inspections, market analysis, appraisals and purchase offers.

Sterling maintains an allowance for credit losses at a level deemed appropriate by management to provide for losses related to specifically identified loans and estimated losses in the remaining portfolio, as well as unfunded commitments. The allowance is based upon historical loss experience, loan migration analysis, delinquency trends, portfolio size, concentrations of risk, prevailing and anticipated economic conditions, industry experience, estimated collateral values, management's assessment of credit risk inherent in the portfolio, specific problem loans and other relevant factors. The portfolio is grouped into several segments for loans collectively evaluated for impairment based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual "probability of default." The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on an assessment of qualitative factors. The estimated loss rates are established considering historical life-to-date losses, net of recoveries, on loans remaining in the portfolio, the trailing twelve months of losses on OREO (including losses on foreclosure, write-downs, and losses on sale), and losses on discounted note sales, resulting in a quantified "loss given default." The adjusted probability of default is multiplied by the loss given default to calculate the estimated loss rates for each loan class. The resulting estimated loss rates are validated against multiple metrics, including historical one-year and three-year annualized losses, net of recoveries, the historical trend in prior period estimated loss rates and management's assessment of the inherent losses based upon specific knowledge of the loan portfolio. Sterling may also maintain an unallocated allowance to provide for other credit losses that may exist in the loan portfolio that are not taken into consideration in establishing the probability of default and loss given default.

Additions to the allowance, in the form of provisions, are reflected in current operating results, while charge-offs to the allowance are made when a loss is determined to be a confirmed loss. Because the allowance for credit losses is based on management's estimate, ultimate losses may materially differ from the estimates.

Investments and MBS

Sterling invests primarily in Freddie Mac, Fannie Mae and Ginnie Mae MBS. Sterling also has investments in municipal bonds and nonagency collateralized mortgage obligations. Such investments provide Sterling with a relatively liquid source of interest income and collateral, which can be used to secure borrowings and assist with managing the interest rate risk and credit risk of Sterling's balance sheet.

Sources of Funds

Sterling's primary sources of funds are: retail, public and brokered deposits; the collection of principal and interest from loans and MBS; the sale of loans into the secondary market in connection with Sterling's mortgage banking activities and other loan sale activities; borrowings from the Federal Home Loan Bank ("FHLB") and the Federal Reserve; and borrowings from commercial banks (including repurchase agreements). The availability and volume of these funds are influenced significantly by prevailing interest rates and other economic conditions, as well as regulatory statutes. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and to match repricing intervals of assets.

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

Sterling competes with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction, money market and time deposit balances from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Many of Sterling's marketing efforts have been directed toward attracting additional deposit customer relationships and balances. Sterling provides electronic banking products, including debit card, online banking, mobile banking applications, bill pay, merchant services and treasury management services, which include remote deposit capture. All of these products and services are intended to enhance customer relationships and attract and increase retail deposit balances.

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

Borrowings. Although deposits are Sterling's primary source of funds, Sterling also uses other borrowings to supplement its deposit gathering efforts. These borrowings include advances from the FHLB, repurchase agreements, primary credits and term auction facilities from the Federal Reserve, and federal funds purchased. See "MD&A—Liquidity and Capital Resources."

The FHLB of Seattle is part of a system that consists of 12 regional Federal Home Loan Banks that provide secured credit to financial institutions. As a condition of membership in the FHLB of Seattle, Sterling Bank is required to own stock of the FHLB of Seattle, with the amount determined as the greater of either a percentage of Sterling's total mortgage related assets, or a percentage of Sterling's total advances outstanding from the FHLB of Seattle. At December 31, 2013, Sterling Bank held more than the minimum FHLB of Seattle stock ownership requirement.

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

Subsidiaries

Sterling's principal operating subsidiary is Sterling Bank. See exhibit 21.1 for a complete list of subsidiaries for Sterling and Sterling Bank.

Competition

Sterling faces strong competition, both in attracting deposits and in originating, purchasing and selling loans, from commercial banks, savings and loan associations, mortgage companies, mutual savings banks, credit unions and other institutions, many of which have greater resources than Sterling. Sterling also faces strong competition in marketing financial products such as annuities, mutual funds and other financial products and in pursuing acquisition opportunities. Some or all of these competitive businesses operate in Sterling's market areas.

As of June 30, 2013, Sterling Bank's deposit market share was as follows, as compiled from SNL:

Washington				Oregon
County	Branches	Rank	Market Share	County	Branches	Rank	Market Share
Adams	2	3	21.6%	Baker	1	2	28.6%
Asotin	2	2	19.4%	Benton	1	8	2.8%
Benton	4	8	4.9%	Clackamas	2	16	0.7%
Clallam	2	11	3.5%	Columbia	1	3	16.1%
Clark	10	4	13.1%	Coos	5	2	27.6%
Columbia	1	3	26.4%	Curry	3	1	29.3%
Douglas	1	5	6.0%	Deschutes	4	10	2.6%
Franklin	1	9	5.2%	Douglas	1	7	1.4%
Garfield	1	1	53.5%	Grant	1	3	23.5%
Grant	2	5	8.6%	Harney	1	3	21.8%
Grays Harbor	3	4	9.5%	Jackson	4	10	4.6%
King	16	11	1.3%	Josephine	2	11	3.2%
Kitsap	1	14	0.9%	Klamath	5	2	26.9%
Kittitas	2	3	12.1%	Lake	1	3	27.8%
Klickitat	2	1	34.8%	Lane	3	13	1.1%
Lewis	4	2	16.4%	Malheur	3	2	22.3%
Okanogan	2	2	22.5%	Marion	1	13	1.1%
Pierce	2	17	0.6%	Multnomah	4	12	0.7%
Skamania	1	1	60.1%	Polk	1	7	5.8%
Snohomish	2	24	0.4%	Tillamook	2	2	31.3%
Spokane	9	3	11.6%	Umatilla	2	6	5.7%
Thurston	4	13	3.1%	Union	3	1	24.3%
Walla Walla	3	6	4.4%	Wallowa	1	2	25.6%
Whatcom	3	12	2.6%	Washington	3	11	2.5%
Whitman	3	7	4.1%	Yamhill	1	8	2.5%

Idaho				California
County	Branches	Rank	Market Share	County	Branches	Rank	Market Share
Ada	2	19	0.5%	Contra Costa	2	20	0.3%
Adams	1	2	34.6%	Marin	2	13	0.7%
Benewah	1	4	16.9%	Orange	1	41	0.3%
Idaho	3	1	48.4%	San Diego	3	30	0.2%
Kootenai	3	10	3.3%	Sonoma	9	7	5.9%
Latah	3	2	26.0%
Nez Perce	2	2	17.9%
Valley	2	3	27.6%

Personnel

As of December 31, 2013, Sterling had 2,547 full-time equivalent employees. Employees are not represented by a collective bargaining unit.

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

General. As a bank holding company, Sterling is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and by the Washington Department of Financial Institutions (the "WDFI"). Our subsidiary Sterling Bank is a Washington state-chartered commercial bank, and its deposits are insured by the FDIC. It is subject to regulation, examination and supervision by the FDIC and the WDFI. Numerous federal and state laws, as well as regulations promulgated by the Federal Reserve, the FDIC and state banking regulators, govern almost all aspects of the operation of Sterling Bank, and Sterling's non-bank subsidiaries are also subject to regulation by applicable federal and state regulators for the states in which they conduct business.

Bank Holding Company Regulation. The BHCA limits a bank holding company's business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state banks and out-of-state banks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the Federal Reserve, it may engage de novo in certain permissible non-banking activities without prior Federal Reserve approval.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), affects the regulation and operations of banks and bank holding companies in many ways. Pursuant to the Dodd-Frank Act, the FDIC has back-up supervisory authority over bank holding companies engaging in conduct that poses a foreseeable and material risk to the Deposit Insurance Fund ("DIF"), and the Federal Reserve has heightened authority to examine, prescribe regulations and take action with respect to all of a bank holding company's subsidiaries. The Office of Financial Research, has authority to collect data from all financial institutions for the purpose of studying threats to U.S. financial stability. Banks and bank holding companies with $10 billion or more in assets are required to conduct and publish the results of annual capital stress tests.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve's rule concerning debit card transaction fees that were adopted to implement Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment. If this decision is ultimately upheld, the amount of debit card interchange fees that a bank subject to the Durbin Amendment would be permitted to charge likely would be reduced further than the current 21 cent cap per transaction.

On December 10, 2013, the final rule implementing section 619 of the Dodd-Frank Act, commonly referred to as the "Volcker Rule," was released. The Volker Rule relates to the trading of securities and the type of securities that may be held by banks, and is primarily applicable to institutions with large broker-dealer and proprietary trading activities. One provision of the Volker Rule prohibits the holding of certain collateralized debt obligations ("CDOs"), including pooled trust preferred securities, except for certain trust preferred securities grandfathered in under subsequent revisions to the rule. Trust preferred debentures issued by banks with less than $15 billion in assets, that were pooled into CDOs before May 19, 2010, and were held prior to December 10, 2013, are excluded from the Volker Rule. As of December 31, 2013, Sterling did not hold any securities subject to the rule.

Holding companies of banks chartered under Washington law are subject to applicable provisions of Washington's banking laws and to the examination, supervision and enforcement powers of the WDFI. Among other powers, the WDFI has the authority to issue and enforce cease and desist orders on such holding companies and to bring actions to remove their directors, officers and employees.

Change in Control. Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of an institution's voting securities and either that institution has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities.

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

The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five regulatory capital categories. For the purposes of these tests, tier 1 capital generally consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less accumulated other comprehensive income (loss), goodwill and certain core deposit intangibles. Tier 2 capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items.

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

On July 2, 2013, the Federal Reserve issued capital regulations generally consistent with new capital standards commonly referred to as "Basel III," and will become effective January 1, 2015. The regulations include: a permanent grandfathering of the existing tier 1 capital status of trust preferred junior subordinated debentures for banks with less than $15 billion in total assets (subject to exceptions in the case of mergers) and an option to exclude unrealized gains and losses on available for sale securities from tier 1 capital for banks with less than $250 billion in total assets (subject to certain limitations for acquisition related asset growth). Under Basel III, mortgage risk weightings increased for nonperforming loans, mortgage servicing rights, and deferred tax assets. Pursuant to Basel III, the Federal Reserve established a tier 1 common capital ratio minimum of 5% for bank holding companies, or 6% for systemically important financial institutions (the eight largest U.S. banks). If the new regulations had been in effect at December 31, 2013, they would not have materially impacted Sterling's or Sterling Bank's regulatory capital ratios.

Commitments to Subsidiary Bank. Under Federal Reserve policy, Sterling is expected to act as a source of financial strength to Sterling Bank, and to commit resources to support Sterling Bank in circumstances when we might not do so absent such policy. The Dodd-Frank Act requires this Federal Reserve policy to be implemented into formal regulations, which have not yet been proposed. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve has discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the Federal Reserve determines that any such divestiture may aid the depository institution's financial condition. In addition, any capital loans by Sterling to Sterling Bank would be subordinate in right of payment to depositors and to certain other indebtedness of Sterling Bank.

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

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. See

"Dividends." "Undercapitalized" depository institutions are also subject to restrictions on borrowing from the Federal Reserve System, may not accept brokered deposits absent a waiver from the FDIC, and are subject to growth limitations. In addition, a depository institution's holding company must guarantee a capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

"Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

Washington state law gives the WDFI powers similar to those granted to the FDIC under the prompt corrective action provisions of FDICIA.

Dividends. Sterling is a legal entity separate and distinct from Sterling Bank and other subsidiaries. The principal source of funds for Sterling's payment of dividends on its capital stock and principal and interest on its debt is dividends from Sterling Bank. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling, Sterling Bank and certain other subsidiaries may pay without regulatory approval.

Under the Federal Reserve guidance reissued on February 24, 2009 the Federal Reserve may restrict Sterling's ability to pay dividends on any class of capital stock or any other tier 1 capital instrument if it is not deemed to have a strong capital position. In addition, dividends may have to be reduced or eliminated if:

•	Sterling's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	Sterling Bank's prospective rate of earnings retention is not consistent with the holding company's capital needs and overall current and prospective financial condition; or

•	Sterling will not meet, or is in danger of not meeting, Sterling's minimum regulatory capital adequacy ratios.

The FDIC has the authority to prohibit Sterling Bank from engaging in unsafe or unsound practices in conducting its business, and the payment of dividends, depending on the Bank's financial condition, could be deemed an unsafe or unsound practice. The ability of Sterling Bank to pay dividends in the future will continue to be influenced by bank regulatory capital guidelines, and is subject to regulatory approval.

Under Washington banking law, Sterling Bank may not pay a dividend greater than its retained earnings without WDFI approval. As of December 31, 2013, Sterling Bank had an accumulated deficit of $633.0 million, and is therefore generally required to seek approval to pay any dividends. Sterling Bank, however, has been granted a waiver that remains in effect so long as certain capital requirements and regulatory exam ratings are maintained.

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

The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of the FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by the company's FDIC supervisory rating, and other various measures, such as the level of brokered deposits, secured debt and debt issuer ratings.

In February 2011, the FDIC redefined the deposit insurance assessment base, and updated the assessment rates. The DIF assessment base rate currently ranges from 2.5 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors. On October 9, 2012, the FDIC revised this guidance to clarify definitions used to identify concentrations in certain high risk assets of depository institutions with more than $10 billion in assets, and provides for higher premiums in cases where high risk assets are in excess of prescribed thresholds.

The Dodd-Frank Act effects further changes to the law governing deposit insurance assessments. There is no longer an upper limit for the reserve ratio designated by the FDIC each year, and the maximum reserve ratio may not be less than 1.35% of insured deposits, or the comparable percentage of the assessment base. Under prior law the maximum reserve ratio was 1.15%. The Dodd-Frank Act permits the FDIC until September 30, 2020 to raise the reserve ratio to 1.35%. The FDIC is required to offset the effect of increased assessments necessitated by the Dodd-Frank Act on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds. In lieu of dividends, the FDIC will adopt lower rate schedules when the reserve ratio exceeds certain thresholds.

Transactions with Affiliates and Insiders. A variety of legal limitations restrict Sterling Bank from lending or otherwise supplying funds or in some cases transacting business with Sterling or its nonbank subsidiaries. Sterling Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of covered transactions which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10% of the bank's capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements ranging from 100% to 130%. Also, banks are prohibited from purchasing low quality assets from an affiliate.

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

Banks are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. In general, such extensions of credit: (1) may not exceed certain dollar limitations; (2) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and (3) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of a bank's board of directors.

The Dodd-Frank Act expands the 23A and 23B affiliate transaction rules. Among other things, upon the statutory changes' effective date, the scope of the definition of "covered transaction" under 23A will expand, collateral requirements will increase and certain exemptions will be eliminated.

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

Regulatory Examination. Federal and state banking regulations mandate that Sterling provide audited financial statements in compliance with minimum standards and procedures. Sterling and Sterling Bank must undergo regular on-site examinations by the appropriate banking agency. Regulators conducting an examination have complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

State Law and Regulation. Sterling Bank, as a Washington state-chartered institution, is subject to regulation by the WDFI, which conducts regular examinations to ensure that its operations and policies conform with applicable law and safe and sound banking practices. Among other things, state law regulates the amount of credit that can be extended to any one borrower and the amount of money that can be invested in various types of assets. Sterling Bank generally cannot extend credit to any one borrower in an amount greater than 20% of Sterling Bank's capital and surplus. State law also regulates the types of loans Sterling Bank can make. With the WDFI's approval, Sterling Bank can currently invest up to 10% of its total assets or 50% of its net worth (whichever is less) in other corporations, whether or not such corporations are engaged in activities related to Sterling Bank's business, but such authority is subject to restrictions imposed by federal law. Sterling Bank also operates depository branches within the states of Oregon, Idaho and California, and therefore, its operations in these states are subject to the supervision of the Oregon Department of Consumer and Business Services, the Idaho Department of Finance and the California Department of Financial Institutions, as applicable. Sterling and its subsidiaries are also required to comply with the applicable laws and regulations for the various states in which it does business.

Community Reinvestment Act. The Community Reinvestment Act (the "CRA") requires that the appropriate federal bank regulator evaluate the records of Sterling Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered by regulatory agencies in their review of applications to approve bank mergers, acquisitions, and new branches or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank. As of Sterling Bank's last CRA regulatory exam completed in May 2012, the rating was "satisfactory."

Consumer Protection Regulations. Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the "CFPB") that, together with the statute's changes to consumer protection laws such as limits on debit card interchange fees and provisions on mortgage-related matters, will likely increase the compliance costs of consumer banking operations. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. The CFPB has exclusive authority to require reports and conduct examinations, for purposes of ensuring compliance with federal consumer financial laws and related matters, of insured depository institutions with more than $10 billion of assets. For insured depository institutions with assets of $10 billion or less, the CFPB can require reports and conduct examinations on a sample basis.

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

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs and other electronic banking services.

Commercial Real Estate Lending. Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes guidelines for examiners to help identify institutions that are potentially exposed to excessive risk concentrations and may warrant greater supervisory scrutiny when:

•	total construction and land development loans represent 100% or more of the institution's total risk-based capital (the ratio was 15% for Sterling Bank at December 31, 2013), or

•
total commercial real estate loans, as defined, represent 300% or more of the institution's total risk-based capital (the ratio was 295% for Sterling Bank at December 31, 2013), and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

Washington enacted "opting in" legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain "aging" requirements. Once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within the state. In addition, an out-of-state bank may establish a new branch in Washington or acquire a branch in Washington if the out-of-state bank's home state gives Washington banks substantially the same or more favorable rights to establish and maintain branches in that state.

Anti-Tying Restriction. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for products and services on the condition that: (1) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries; or (2) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Also, certain foreign transactions are exempt from the general rule.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and the periodic testing of the program. Sterling Bank is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering requirements have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), enacted in 2001 and renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these requirements and must consider compliance in connection with the regulatory review of applications.

The USA Patriot Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with the Treasury's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

The Federal Bureau of Investigation may send bank regulators lists of the names of persons suspected of involvement in terrorist activities. Sterling Bank may be subject to a request for a search of its records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control ("OFAC") is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulators lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that matches the OFAC list, the account is frozen, a suspicious activity report is filed and the appropriate authorities are notified.

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

Enforcement Powers. Banks and their "institution-affiliated parties," including directors, management, employees, agents, independent contractors and consultants, such as attorneys and accountants, and others who participate in the conduct of the institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as much as $1 million a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking regulator, cease-and-desist orders or other regulatory agreements may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. Federal and state banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

Corporate Governance. The Dodd-Frank Act contains a number of provisions that require changes to financial institutions' corporate governance and executive compensation practices, including proxy access for publicly-traded banks' director nominations, clawback of incentive-based compensation from executive officers and increased disclosure on compensation arrangements. Publicly-traded bank holding companies with more than $10 billion in assets are required to have risk committees with a number of independent directors to be determined by the Federal Reserve and that include at least one risk management expert. Sterling has had such a committee in place since 2011.

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

Environmental Laws. Hazards related to the environment have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high clean-up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for clean-up costs if it forecloses on the contaminated property or becomes involved in the management of the property. To minimize this risk, Sterling may require an environmental examination and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. This examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, with the costs of such examinations and reports being the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sterling. Sterling is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of Sterling.

Cautionary Statement Regarding Forward-Looking Statements
This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "anticipate," "may," "can," "believe," "expect," "project," "intend," "likely," "plan," "seek," "should," "would," "estimate" and similar expressions and any other statements that predict or indicate future events or trends or that are not statements of historical facts. These forward-looking statements include, but are not limited to, statements about Sterling's plans, objectives, expectations, strategies and intentions and other statements contained in this release that are not historical facts and pertain to Sterling's future operating results and capital position, including Sterling's ability to reduce future loan losses, improve its deposit mix, execute its asset resolution initiatives, execute its lending initiatives, contain costs and potential liabilities, realize operating efficiencies, execute its business strategy, make dividend payments, compete in the marketplace and provide increased customer support and service. All forward-looking statements are subject to numerous risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond Sterling's control. These risks and uncertainties include, but are not limited to, the following: changes in general economic conditions that may, among other things, increase default and delinquency risks in Sterling's loan portfolios; shifts in market interest rates that may result in lower interest rate margins; shifts in the demand for Sterling's loan and other products; changes in the monetary and fiscal policies of the federal government; changes in laws, regulations or the competitive environment; exposure to material litigation; the timing to consummate the proposed Merger; the risk that a condition to closing of the proposed Merger may not be satisfied; the risk that a regulatory approval that may be required for the proposed Merger is not obtained or is obtained subject to conditions that are not anticipated; the ability of Sterling and Umpqua to achieve the synergies and value creation contemplated by the proposed Merger, or lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions generally; the parties' ability to promptly and effectively integrate the businesses of Sterling and Umpqua; the diversion of management time on issues related to the Merger; and the failure to consummate or delay in consummating the Merger for other reasons. Sterling undertakes no obligation (and expressly disclaims any such obligation) to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. For additional information concerning factors that could cause actual conditions, events or results to materially differ from those described in the forward-looking statements, please refer to the factors set forth under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report and Umpqua's most recent Form 10-K and to Sterling's and Umpqua's most recent Form 10-Q and 8-K reports, which are available online at www.sec.gov. No assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations or financial condition of Sterling or Umpqua.

Where You Can Find More Information

The periodic reports Sterling files with the SEC are available on Sterling's website at www.SterlingFinancialCorporation.com after the reports are filed with the SEC. The SEC maintains a website located at www.sec.gov that also contains this information. The information on Sterling's website and the SEC's website is not part of this annual report on Form 10-K. Sterling will provide you with copies of these reports, without charge, upon request made to:

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

The Merger is subject to regulatory approval and other customary closing conditions, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger. Before the Merger and the Bank Merger may be completed, Sterling and Umpqua must obtain approvals from the Federal Reserve Board and the FDIC. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these regulatory approvals the regulators consider a variety of factors, including the regulatory standing of each party and the financial and managerial resources and future prospects of the combined company. An adverse development in either company's regulatory standing or other factors could result in an inability to obtain approval or delay receipt of approval. These regulators may impose conditions on the completion of the Merger or the Bank Merger or require changes to the terms of the Merger or the Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger and the Bank Merger, any of which might have an adverse effect on the combined company following the Merger.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized. Sterling and Umpqua have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Umpqua's ability to successfully combine and integrate the businesses of Sterling and Umpqua in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. If difficulties with the integration process are encountered, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Sterling to lose customers or cause customers to remove their accounts from Sterling and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Sterling during this transition period and for an undetermined period on the combined company after completion of the Merger.

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

The merger agreement limits Sterling's ability to pursue acquisition proposals and requires Sterling to pay a termination fee of $75 million under limited circumstances relating to alternative acquisition proposals. Additionally, these and other provisions of the merger agreement, Sterling's articles of incorporation and bylaws and Washington law may deter potential acquirers. The merger agreement prohibits Sterling and Umpqua from soliciting, initiating, knowingly encouraging or knowingly facilitating certain third-party acquisition proposals. The merger agreement also provides that Sterling must pay a termination fee in the amount of $75 million in the event that the merger agreement is terminated under certain circumstances, including a termination resulting from Sterling's failure to abide by certain obligations not to solicit alternate acquisition proposals. Further, the merger agreement also prohibits Sterling from waiving confidentiality and standstill provisions in its favor in existing agreements with third parties. These provisions may discourage or prohibit a potential competing acquirer that might have an interest in acquiring all or a significant part of Sterling from considering or proposing an alternative acquisition. In addition, under Washington law, certain business combinations involving Sterling with its large shareholders are restricted without the approval of the board of directors of Sterling.

These provisions and agreements, and other provisions of Sterling's articles of incorporation or bylaws or of the Washington Business Corporation Act, could make it more difficult for an acquirer to acquire control of Sterling or may discourage a potential competing acquirer.

Our allowance for loan losses, or the amount of capital we hold, may be insufficient. We maintain an allowance for credit losses, with the level of the allowance reflecting estimates as to future losses. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses may not be adequate to cover our actual loan losses. Bank regulatory agencies periodically review the adequacy of our allowance for credit losses as part of their examination process, and may require an increase therein. We are required to maintain a certain level of capital. The level of required capital to hold may change through new regulations. Also, the level of capital we hold changes, based on our financial performance, and balance sheet size and composition. We may be required to raise capital in the future, and it may be at a time that the capital is not available to us or not available at favorable terms.

Credit risk concentrations could have a material adverse effect on our business, financial condition, and results of operations. A large portion of our loan portfolio is secured by real estate, which is primarily located in the Pacific Northwest and California. In addition, a significant portion of our multifamily loans originated since 2011 are secured by properties located in the greater Los Angeles and San Francisco markets. Deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: collateral for loans, especially real estate, may decline in value, in turn reducing customers' borrowing power and the value of assets and collateral associated with our existing loans; loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; and access to low cost or noninterest bearing deposits may decrease.

Approximately 45% of our loan portfolio was comprised of commercial real estate loans as of December 31, 2013. Included in commercial real estate loans are investor real estate loans, which may have a higher degree of risk than some other loan types, as they typically are dependent on the cash flows generated from the underlying property. Commercial and consumer delinquency levels and real estate market values could affect our level of net charge-offs and provision for credit losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects. Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also have a negative impact on our financial condition. In addition, we may face risks associated with our real estate lending under various federal, state and local environmental laws that impose certain requirements on the owner or operator of a property.

Interest rate risk is inherently present in our business. As a financial institution, the substantial majority of our assets and liabilities are subject to interest rate risk, which affects both the life and value of our interest earning assets and interest bearing liabilities, such as loans, investments and MBS, mortgage servicing rights, deposits and borrowings. The level of sensitivity for these interest earning assets and interest bearing liabilities to changes in interest rates is measured by duration, with duration mismatches combined with changes from both shifts and twists in the yield curve affecting both our future net interest income and the current economic value of Sterling's equity. Exposure to interest rate risk may have an adverse effect on our profitability, financial condition and liquidity, including a decline in our net interest margin, fair value charges on certain assets, such as mortgage servicing rights and requests for additional collateral on certain of our secured borrowings. Increases in interest rates may shorten the life of certain of our liabilities, and we would have to replace these funds with alternative funds at a higher cost, or sell assets to meet liquidity requirements. Decreases in interest rates may shorten the life of certain of our assets, and we would be faced with reinvesting the funds at lower rates or retiring certain of our funding liabilities at unfavorable prices.

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

We are currently subject to certain pending litigation, and may be subject to litigation in the future. A securities class action lawsuit has been filed against Sterling and certain of Sterling's current and former officers alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. This lawsuit is premised on allegations that: 1) the defendants failed to adequately disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, properly reserve for loan losses, and properly account for goodwill and deferred tax assets, thereby causing Sterling's stock price to be artificially inflated during the purported class period; or 2) the defendants failed to prevent Sterling from issuing improper financial statements, maintain a sufficient allowance for loan and lease losses, and establish effective credit risk management and oversight mechanisms.

In connection with the Merger, purported Sterling shareholders have filed putative shareholder class action lawsuits against Sterling, the members of the Sterling board of directors and Umpqua.  Among other remedies, the plaintiffs seek to enjoin the Merger. Although the parties to the litigation have entered into a memorandum of understanding to settle the consolidated litigation, the settlement is subject to certain conditions. If the cases are not resolved, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to Umpqua and Sterling, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against Umpqua, Sterling and/or the directors and officers of either company in connection with the Merger.

These lawsuits could divert resources of our management and cause us to incur significant expenses for legal fees and costs, including those associated with our advancement of fees and costs on behalf of our current and former officers and directors. We cannot predict the outcome of these lawsuits. An unfavorable outcome of these lawsuits could result in the payment of substantial damages in connection with a settlement or judgment and have a material adverse effect on our business, financial condition, results of operations or cash flows. See Item 3 "Legal Proceedings."

We are subject to extensive regulation, including Federal Reserve guidelines and rules, which may affect our business operations and profitability, required levels of capital and liquidity, including limitations on our ability to pay dividends. We are subject to extensive regulation under federal and state laws, including regulation and supervision by the Federal Reserve, FDIC, WDFI and the SEC. Sterling is also subject to the listing standards of the NASDAQ Capital Market. If our regulators determine that we have failed to comply with our regulatory requirements, including minimum capital levels, we may need to raise additional capital, which could result in the dilution of our existing shareholders, or reduce or eliminate our common stock dividend. We could become subject to regulatory enforcement actions, which could result in material limitations on our business operations. The Dodd-Frank Act imposes stress testing and corporate governance requirements on banking entities with $10 billion or greater of assets, which we will have to comply with in future periods, if the Merger is not completed.
As of December 31, 2013, Sterling had assets in excess of $10 billion. Sterling therefore will be subject to the Durbin Amendment beginning July 1, 2014. If the Merger is not completed, without the anticipated volume increase in fees, the overall level of our earnings could decline by approximately $6 million annually due to the cap on debit card transaction fees.

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
As a result of our 2010 recapitalization, a limited number of shareholders are substantial holders of our stock. As of January 31, 2014, certain Thomas H. Lee funds (collectively, "THL") and Warburg Pincus Private Equity X, L.P. ("Warburg Pincus") each beneficially owned approximately 23% of our outstanding common stock. Each has a representative on our Board of Directors. Accordingly, THL and Warburg Pincus have substantial influence over the election of directors to our board and over corporate policy, including decisions to enter into mergers or other extraordinary transactions. In pursuing their economic interests, THL and Warburg Pincus may make decisions with respect to fundamental corporate transactions that may not be aligned with the interests of other shareholders.

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

We may have reduced access to wholesale funding sources. As a part of our liquidity management, we use a number of funding sources in addition to core deposits, maturities and sales of loans and investments. Our financial flexibility will be severely constrained if we are unable to maintain sufficient collateral or access to funding on acceptable terms. If we are required to rely more heavily on more expensive funding sources, and our revenues do not increase in proportion with our costs, our profitability will be adversely impacted.

A decline in the value of our Federal Home Loan Bank ("FHLB") common stock may occur, resulting in an other-than-temporary impairment ("OTTI") charge which would cause our earnings and shareholders' equity to decrease. We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was $95.3 million as of December 31, 2013, the substantial majority of which was with the FHLB of Seattle. FHLB stock does not have a readily determinable fair value and the equity ownership rights are more limited than would be the case for ownership rights in a public company. FHLB stock is viewed as a long term investment and is carried at cost.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Sterling owns the building in which its headquarters are located in Spokane, Washington. As of December 31, 2013, Sterling also owned 90 of its 173 depository banking offices, while leasing the remainder of the properties. These facilities are located throughout Sterling's banking network, primarily in the Pacific Northwest. Additionally, Sterling operates 56 non-depository loan production offices throughout the western United States, the majority of which are leased. The properties that Sterling occupies are used for corporate purposes across all of its business segments. See Note 7 of "Notes to Consolidated Financial Statements."

During 2013, Sterling sold four branches, while during 2012, Sterling sold its Montana operations, which included seven branches.

Item 3. Legal Proceedings

Merger Litigation. Sterling, its directors and Umpqua are named as defendants in three lawsuits pending in the Superior Court of Washington in and for Spokane County, which have been consolidated under the caption In re Sterling Financial Corp. Merger Litigation, Lead No. 13-2-03848-4. The consolidated litigation generally alleges that the directors of Sterling breached their duties to the Sterling shareholders by approving the Merger, failing to take steps to maximize shareholder value, engaging in a flawed sales process, and agreeing to deal protection provisions in the merger agreement that are alleged to unduly favor Umpqua. Umpqua is alleged to have aided and abetted the alleged breaches of duty. The consolidated litigation also alleges that the disclosures approved by the Sterling board in connection with the Merger and the vote thereon are false and misleading in various respects. As relief, the complaints seek, among other things, an injunction against consummation of the Merger, rescission of the Merger if it is effected, damages in an unspecified amount, and the payment of plaintiffs' attorneys' fees and costs. The defendants believe that the lawsuits are without merit. On January 16, 2014 the parties to the consolidated litigation entered into a memorandum of understanding to settle the consolidated litigation (such memorandum including plaintiffs' agreement to stay the consolidated litigation, except for proceedings relating to the settlement), subject to court approval and other customary conditions, including the execution of definitive documentation. The proposed settlement covers all holders of Sterling common stock (other than the defendants and their immediate families, heirs and assigns) from and including November 1, 2012 until the consummation of the Merger. The proposed settlement provides for the defendants to make certain additional disclosures, which were included in the proxy statement/prospectus that was mailed to Sterling shareholders in connection with the special meeting at which the Merger was approved. The proposed settlement does not provide for any other consideration from the defendants, including any monetary consideration (other than potentially attorneys' fees as described in the following paragraph). Sterling shareholders who are members of the proposed settlement class will, at a later date, receive written notice containing the full terms of the proposed settlement and proposed release of class claims and related matters.

In the event that the parties enter into a settlement, a hearing will be scheduled at which the Superior Court of Washington in and for Spokane County will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in the consolidated litigation that were or could have been brought challenging any aspect of the proposed Merger, the merger agreement and the transactions contemplated thereby, and any disclosure made in connection therewith (but excluding dissenters' rights pursuant to Chapter 23B.13 of the WBCA), among other claims, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Superior Court of Washington in and for Spokane County for an award of attorneys' fees and expenses to be paid by Sterling or its successor, which the defendants may oppose. Sterling or its successor will pay or cause to be paid any attorneys' fees and expenses awarded by the Superior Court of Washington in and for Spokane County. There can be no assurance that the parties will ultimately enter into a settlement or that the Superior Court of Washington in and for Spokane County will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. Sterling management believes the proposed settlement will have no adverse material impact on Sterling.

Neither the memorandum of understanding nor the ultimate settlement is, and neither should be construed as, an admission of wrongdoing or liability by any defendant. Sterling, its directors and Umpqua continue to believe that the consolidated litigation is without merit and vigorously deny the allegations that Sterling's directors breached their fiduciary duties.

Securities Class Action Litigation. On December 11, 2009, a putative securities class action complaint, captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. The Court appointed City of Roseville Employees' Retirement System as lead plaintiff on March 9, 2010. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. The consolidated complaint purported to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The consolidated complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. On August 5, 2013, the court granted the motion to dismiss without prejudice. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint. The amended consolidated complaint names the same defendants, specifies the same class period, alleges the same violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks the same relief. The amended consolidated complaint contains similar allegations of improper disclosure regarding Sterling's lending practices, status of loans and reserving and accounting for loans. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint. Sterling believes the lawsuit is without merit and continues to vigorously defend against it. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sterling's common stock is listed on the NASDAQ Capital Market under the symbol "STSA." As of January 31, 2014, Sterling's common stock was held by 1,236 shareholders of record. The following table sets forth certain per share information for Sterling's common stock for the periods indicated:

	2013 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.20	$0.20	$0.55	$0.00
Dividends paid per common share	0.20	0.55	0.20	0.00
Market price per common share:
High	35.20	29.76	23.80	22.52
Low	28.36	23.80	20.20	20.37
Quarter end	34.08	28.65	23.78	21.69
	2012 Quarters Ended
	December 31	September 30	June 30	March 31
Dividends declared per common share	$0.65	$0.15	$0.00	$0.00
Dividends paid per common share	0.65	0.15	0.00	0.00
Market price per common share:
High	23.22	23.00	21.18	21.94
Low	19.56	18.75	17.19	16.66
Quarter end	20.90	22.27	18.89	20.88

Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in Sterling's Proxy Statement and is incorporated herein by reference. In the event that Sterling does not file a Proxy Statement as a result of consummating the transactions contemplated by the merger agreement, Sterling will amend this Annual Report on Form 10-K to include the information required by this Item. The following graph, which is "furnished," not "filed," compares the cumulative return of our common stock during the five years ended December 31, 2013, with the Russell 2000 Index and the SNL Bank NASDAQ Index. The presentation assumes an initial investment of $100 and the reinvestment of dividends.

Item 6. Selected Financial Data

The following selected financial data is derived from Sterling's audited financial statements. The information below is not necessarily indicative of our future results of operations and should be read in conjunction with Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K in order to fully understand the factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:	(in thousands, except per share amounts)
Interest income	$379,021	$389,200	$404,292	$445,133	$599,347
Interest expense	54,787	84,522	109,097	161,106	255,370
Net interest income	324,234	304,678	295,195	284,027	343,977
Provision for credit losses	0	10,000	30,000	250,229	681,371
Net interest income (loss) after provision for credit losses	324,234	294,678	265,195	33,798	(337,394)
Noninterest income	140,586	154,253	126,328	136,965	123,814
Noninterest expense before impairment charge	333,312	355,253	352,390	395,045	369,974
Goodwill impairment	0	0	0	0	227,558
Total noninterest expense	333,312	355,253	352,390	395,045	597,532
Income (loss) before income taxes	131,508	93,678	39,133	(224,282)	(811,112)
Income tax (provision) benefit (1)	(37,867)	292,043	0	0	(26,982)
Net income (loss)	93,641	385,721	39,133	(224,282)	(838,094)
Preferred stock dividend	0	0	0	(11,598)	(17,369)
Other shareholder allocations (2)	0	0	0	(520,263)	0
Net income (loss) applicable to common shareholders	$93,641	$385,721	$39,133	$(756,143)	$(855,463)
Earnings (loss) per common share:
Basic (3)	$1.50	$6.21	$0.63	$(53.05)	$(1,087.41)
Diluted (3)	1.48	6.14	0.63	(53.05)	(1,087.41)
Dividends declared per common share (3)	$0.95	$0.80	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic (3)	62,290,361	62,122,862	61,955,659	14,253,869	786,701
Diluted (3)	63,371,763	62,772,079	62,231,208	14,253,869	786,701
Other Data:
Book value per common share (3)	$19.50	$19.58	$14.16	$12.45	$36.80
Tangible book value per common share (3)	$18.41	$18.91	$13.96	$12.17	$9.21
Return on average assets	0.97%	4.10%	0.42%	(2.21)%	(6.81)%
Return on average common equity	7.7%	35.8%	4.8%	(297.2)%	(129.8)%
Dividend payout ratio	64%	13%	0%	0%	0%
Shareholders' equity to total assets	11.8%	13.2%	9.6%	8.1%	3.0%
Tangible common equity to tangible assets (4)	11.2%	12.8%	9.4%	8.0%	0.1%
Efficiency ratio (5)	69.2%	71.1%	74.7%	81.9%	69.1%
Tax equivalent net interest margin	3.64%	3.46%	3.29%	2.83%	2.92%
Nonperforming assets to total assets	1.21%	2.28%	4.01%	8.83%	9.08%
Employees (full-time equivalents)	2,547	2,532	2,496	2,498	2,641
Depository branches	173	174	175	178	178

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(in thousands)
Total assets	$10,319,249	$9,236,910	$9,193,237	$9,493,169	$10,877,423
Loans receivable, net	7,331,228	6,101,749	5,341,179	5,379,081	7,344,199
Investments and MBS - available for sale	1,429,812	1,513,157	2,547,876	2,825,010	2,160,325
Investments - held to maturity	165	206	1,747	13,464	17,646
Deposits	7,074,990	6,436,117	6,485,818	6,911,007	7,775,190
FHLB advances	1,146,103	605,330	405,609	407,211	1,337,167
Securities sold under repurchase agreements and funds purchased	531,679	586,867	1,055,763	1,032,512	1,049,146
Other borrowings	245,299	245,294	245,290	245,285	248,281
Shareholders' equity	1,215,947	1,217,923	878,557	770,767	323,249
Regulatory Capital Ratios:
Sterling:
Tier 1 leverage ratio	11.6%	12.1%	11.4%	10.1%	3.5%
Tier 1 risk-based capital ratio	14.9%	17.5%	17.8%	16.2%	4.9%
Total risk-based capital ratio	16.1%	18.7%	19.1%	17.5%	7.9%
Tier 1 common capital ratio	11.8%	13.6%	13.8%	12.4%	3.6%
Sterling Bank:
Tier 1 leverage ratio	11.3%	12.0%	11.1%	9.8%	4.2%
Tier 1 risk-based capital ratio	14.5%	17.2%	17.4%	15.7%	5.9%
Total risk-based capital ratio	15.8%	18.5%	18.7%	17.0%	7.3%

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
(5) The efficiency ratio is noninterest expense, excluding OREO and amortization of other intangible assets, divided by net interest income (tax equivalent) plus noninterest income, excluding gain on sales of securities, other-than-temporary impairment losses on securities, charge on prepayment of debt, gain on branch divestiture and bargain purchase gain.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see "Business—Forward-Looking Statements" and "Risk Factors."

Overview

Net income for the years ended December 31, 2013, 2012 and 2011 was $93.6 million, $385.7 million, and $39.1 million, respectively. The changes in operating results over the years presented included an increase in net interest income and net interest margin, and lower credit costs. A significant item affecting comparability over the years presented was an income tax benefit of $292.0 million recorded during 2012 in connection with the release of a deferred tax asset valuation allowance, while 2013 included an income tax provision of $37.9 million. Sterling did not recognize any federal or state income tax provision or benefit during 2011. Mortgage banking income declined for 2013, as compared with 2012, from lower refinancing activity.

The net interest margin expanded to 3.64% for the year ended December 31, 2013, from 3.46% and 3.29% for the years ended December 31, 2012 and 2011, respectively, principally driven by a decline in funding costs. The decline in funding costs reflected a shift in the mix and repricing of deposits, as well as a lower balance of wholesale borrowings from securities sold under repurchase agreements in conjunction with the balance sheet repositioning activity undertaken during the fourth quarter of 2012. Net interest income expanded by $19.6 million during 2013, and $9.5 million during 2012, reflecting the decline in funding costs and an increase in interest income on loans, partially offset by a decline in interest income on MBS.

During 2013, there was no provision for credit losses, compared with a $10.0 million and $30.0 million provision during 2012 and 2011, respectively, reflecting the decline in nonperforming assets. At December 31, 2013, the ratio of nonperforming assets to total assets was 1.21% compared to 2.28% at December 31, 2012, and 4.01% at December 31, 2011.

On February 28, 2013, Sterling completed the acquisition of Borrego for $8.7 million in consideration, adding an aggregate of $103.7 million of gross loans and $118.2 million of deposits. A bargain purchase gain of $7.5 million was recorded in connection with the acquisition, reflecting the fair value of net assets acquired in excess of the purchase price. On May 10, 2013, Sterling paid $123.0 million to acquire the Puget Sound operations of Boston Private, which added $278.5 million of performing loans and $168.2 million of deposits. On October 1, 2013, Sterling paid $42.9 million in cash to acquire Newport Beach, Calif.-based CNB. At closing, CNB had assets of $260.8 million, loans of $164.8 million, and deposits of $189.6 million.

On September 11, 2013, Sterling entered into a definitive agreement to merge with and into Umpqua, with headquarters in Portland, Oregon. Immediately after the Merger, Sterling Bank will merge with and into Umpqua Bank, an Oregon state chartered bank and wholly owned subsidiary of Umpqua. Upon completion of the mergers, the combined company will operate under the Umpqua Bank name and brand. The transaction is expected to be completed in the second quarter of 2014, subject to regulatory approval and other customary closing conditions. Under the terms of the Merger, Sterling shareholders will receive 1.671 shares of Umpqua common stock and $2.18 in cash, without interest, for each share of Sterling common stock. On February 25, 2014, the shareholders of both Sterling and Umpqua approved the Merger.

Results of Operations

The most significant component of earnings for Sterling is net interest income, which is the difference between interest income, earned primarily from loans, MBS and investment securities, and interest expense on deposits and borrowings. Net interest spread refers to the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities. Net interest margin refers to net interest income divided by total average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. The following table sets forth, on a tax equivalent basis, information with regard to Sterling's net interest income, net interest spread and net interest margin:

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
ASSETS:	(in thousands)
Loans:
Mortgage	$4,368,794	$196,027	4.49%	$3,834,111	$188,563	4.92%	$3,484,108	$177,992	5.11%
Commercial and consumer	2,887,515	143,419	4.97%	2,572,469	143,392	5.57%	2,481,470	144,892	5.84%
Total loans (1)	7,256,309	339,446	4.68%	6,406,580	331,955	5.18%	5,965,578	322,884	5.41%
MBS (2)	1,257,119	31,015	2.47%	1,890,314	47,442	2.51%	2,375,515	71,216	3.00%
Investments and cash (2)	414,905	12,587	3.01%	520,590	13,971	2.68%	676,677	14,659	2.17%
FHLB stock	96,603	0	0.00%	98,893	0	0.00%	99,531	0	0.00%
Total interest earning assets	9,024,936	383,048	4.24%	8,916,377	393,368	4.41%	9,117,301	408,759	4.48%
Noninterest earning assets (3)	651,142			494,185			186,238
Total average assets	$9,676,078			$9,410,562			$9,303,539
LIABILITIES and EQUITY:
Deposits:
Interest bearing transaction	$746,934	267	0.04%	$657,231	334	0.05%	$503,091	504	0.10%
Savings and MMDA	2,465,697	3,401	0.14%	2,261,858	3,912	0.17%	1,994,335	7,004	0.35%
Time deposits	1,748,838	20,195	1.15%	2,250,999	33,451	1.49%	3,063,679	52,126	1.70%
Total interest bearing deposits	4,961,469	23,863	0.48%	5,170,088	37,697	0.73%	5,561,105	59,634	1.07%
Borrowings	1,608,257	30,924	1.92%	1,470,244	46,825	3.18%	1,703,782	49,463	2.90%
Total interest bearing liabilities	6,569,726	54,787	0.83%	6,640,332	84,522	1.27%	7,264,887	109,097	1.50%
Noninterest bearing transaction	1,772,182	0	0.00%	1,559,828	0	0.00%	1,093,252	0	0.00%
Total funding liabilities	8,341,908	54,787	0.66%	8,200,160	84,522	1.03%	8,358,139	109,097	1.31%
Other noninterest bearing liabilities	111,806			131,860			126,435
Total average liabilities	8,453,714			8,332,020			8,484,574
Total average equity	1,222,364			1,078,542			818,965
Total average liabilities and equity	$9,676,078			$9,410,562			$9,303,539
Net interest income and spread (4)		$328,261	3.41%		$308,846	3.14%		$299,662	2.98%
Net interest margin (4)			3.64%			3.46%			3.29%
Deposits:
Total interest bearing deposits	$4,961,469	$23,863	0.48%	$5,170,088	$37,697	0.73%	$5,561,105	$59,634	1.07%
Noninterest bearing transaction	1,772,182	0	0.00%	1,559,828	0	0.00%	1,093,252	0	0.00%
Total deposits	$6,733,651	$23,863	0.35%	$6,729,916	$37,697	0.56%	$6,654,357	$59,634	0.90%

(1)	Includes gross nonaccrual loans.

(2)	Does not include market value adjustments on available for sale securities.

(3)	Includes charge-offs on nonperforming loans ("confirmed losses") and the allowance for loan losses.

(4)	Interest income on certain loans and securities are presented gross of their applicable tax savings using a 37% effective tax rate.

Changes in Sterling's net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. The following table presents the composition of the change in net interest income, on a tax equivalent basis, for the periods presented. Interest income from municipal loans and bonds is presented gross of applicable tax savings. For each category of interest-earning assets and interest-bearing liabilities, the following table provides information on changes attributable to:

•	Volume—changes in volume multiplied by comparative period rate;

•	Rate—changes in rate multiplied by comparative period volume; and

•	Rate/volume—changes in rate multiplied by changes in volume.

	Years Ended December 31,
	2013				2012
	Increase (Decrease) Due to:				Increase (Decrease) Due to:
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:	(in thousands)
Loans:
Mortgage	$26,296	$(16,527)	$(2,305)	$7,464	$17,881	$(6,642)	$(668)	$10,571
Commercial and consumer	17,561	(15,621)	(1,913)	27	5,313	(6,573)	(240)	(1,500)
Total loans	43,857	(32,148)	(4,218)	7,491	23,194	(13,215)	(908)	9,071
MBS	(15,891)	(805)	269	(16,427)	(14,546)	(11,598)	2,370	(23,774)
Investment and cash equivalents	(2,834)	1,800	(350)	(1,384)	(3,381)	3,500	(807)	(688)
Total interest income	25,132	(31,153)	(4,299)	(10,320)	5,267	(21,313)	655	(15,391)
Interest expense:
Deposits	(1,521)	(12,830)	517	(13,834)	(4,193)	(19,086)	1,342	(21,937)
Borrowings	(4,395)	(18,554)	7,048	(15,901)	(6,780)	(4,800)	8,942	(2,638)
Total interest expense	(5,916)	(31,384)	7,565	(29,735)	(10,973)	(23,886)	10,284	(24,575)
Changes in net interest income on a tax equivalent basis	$31,048	$231	$(11,864)	$19,415	$16,240	$2,573	$(9,629)	$9,184

2013 versus 2012

Net Interest Income. Net interest income for the year ended December 31, 2013 expanded by $19.6 million and $9.5 million over 2012 and 2011, respectively, reflecting the decline in funding costs and an increase in interest income on loans, partially offset by a decline in interest income on MBS. Funding costs declined as a result of the decline in time deposits, as well as a lower balance of higher cost wholesale borrowings from securities sold under repurchase agreements. Average loan balances increased 13% and 7% during 2013 and 2012 respectively, while average MBS balances declined 33% and 20% over the same comparable periods. The decline in average MBS balances reflected sales during 2012 to fund the reduction in repurchase agreements.

Provision for Credit Losses. During 2013, there was no provision for credit losses, compared with $10.0 million and $30.0 million for 2012 and 2011, respectively. The reduced level of credit loss provisioning reflects improvement in asset quality as evidenced by the decline in nonperforming loans.

Noninterest Income. Noninterest income was as follows for the years presented:

	Years Ended December 31,
	2013	2012	% change
	(in thousands)
Fees and service charges	$60,917	$55,773	9%
Mortgage banking operations	59,956	97,292	(38)%
Bank-owned life insurance ("BOLI")	6,235	8,625	(28)%
Gains on sales of securities, net	0	23,835	(100)%
Other-than-temporary impairment losses on securities	0	(6,819)	(100)%
Charge on prepayment of debt	0	(35,342)	(100)%
Gains on other loan sales	3,998	4,372	(9)%
Other	9,480	6,517	45%
Total noninterest income	$140,586	$154,253	(9)%

Fees and service charges increased over the years presented due to an increase in deposit fee income and loan prepayment penalties associated with growth from acquisitions. The decline in BOLI income from 2012 was due to a $2.4 million death benefit recognized in 2012. During 2013, Sterling had no gains or losses on the sale of securities, compared with gains of $23.8 million in 2012. Also during 2012, Sterling recognized an other-than-temporary impairment charge of $6.8 million, and a prepayment of debt charge of $35.3 million, with no similar charges in the 2013. Gains on other loan sales during the 2013 were due mostly to the sale of SBA loans, while in 2012 the gains on other loan sales were due mostly to the sale of nonperforming loans.

Other noninterest income during 2013 included a $7.5 million bargain purchase gain in connection with the Borrego acquisition, and gains from branch divestitures. Three branches were sold during 2013 at a gain of $893,000, before associated expenses of $254,000, while 2012 included a gain of $9.1 million, before associated selling expenses, in conjunction with the Montana divestiture. Other noninterest income during 2012 also included a negative valuation adjustment of $600,000 on interest rate swaps.

During 2013, mortgage banking income declined 38% compared to 2012, as a result of lower margins and declining volumes. Included in income from mortgage banking operations during 2013 was a $6.9 million reversal of a valuation allowance on mortgage servicing rights, respectively, compared with write-downs of $230,000 during 2012. During 2013, income from mortgage banking also included a $1.3 million reduction in the fair value of a pool of portfolio residential mortgage loans that were previously classified as held for sale, compared with a $534,000 reduction during 2012.

The following table presents components of mortgage banking operations for the years presented:

	Years Ended December 31,
	2013	2012
	(in thousands)
Residential loan sales	$2,714,825	$2,648,502
Change in warehouse and interest rate locks	(453,495)	303,668
Total mortgage banking activity	$2,261,330	$2,952,170
Margin on mortgage banking activity	2.09%	3.20%

Noninterest Expense. Noninterest expense was as follows for the years presented:

	Years Ended December 31,
	2013	2012	% change
	(in thousands)
Employee compensation and benefits	$181,544	$189,025	(4)%
Occupancy and equipment	39,935	42,930	(7)%
Data processing	27,984	27,091	3%
Professional fees	16,143	16,691	(3)%
Depreciation	13,093	11,690	12%
Merger and acquisition	10,837	11,976	(10)%
Advertising	7,942	12,688	(37)%
OREO operations	7,389	11,829	(38)%
Amortization of other intangible assets	6,799	6,780	0%
Travel and entertainment	5,911	5,756	3%
FDIC insurance	5,827	7,493	(22)%
Other	9,908	11,304	(12)%
Total noninterest expense	$333,312	$355,253	(6)%

Employee compensation and benefits during 2013 included acquisition related activity and new employees added in Southern California, while 2012 included severance costs related to a reduction in force and a lower level of deferred commissions on loan production. Occupancy and equipment have declined from the 2012 comparable periods, as a result of branch consolidations and sales. OREO operations also declined from the comparable periods, as a result of a lower level of OREO properties. Advertising expense during 2012 included costs related to the rebranding of Sterling Savings Bank as Sterling Bank. Other noninterest expense during 2013 included a refund of $1.8 million for Washington State Business and Occupation tax, while other noninterest expense during 2012 included a similar refund of $1.9 million, and a charge of $2.0 million in connection with a tentative settlement related to a previously disclosed ERISA class action complaint.

Income Tax Provision. During 2013, Sterling recognized income tax expense of $37.9 million, reflecting a 29% effective tax rate. During 2012, an income tax benefit of $292.0 million was recognized, as a result of reversing substantially all of Sterling's deferred tax asset valuation allowance. The effective tax rate for 2013 reflects permanent differences between book income and tax income from the Borrego acquisition bargain purchase gain, as well as tax exempt municipal bond and BOLI income. As of December 31, 2013, the net deferred tax asset was $284.1 million, including $242.3 million of net operating loss and tax credit carry-forwards, compared with $292.1 million as of December 31, 2012, including $274.0 million of net operating loss and tax credit carry-forwards.

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

Noninterest Income. Noninterest income was as follows for the years presented:

	Years Ended December 31,
	2012	2011	% change
	(in thousands)
Fees and service charges	$55,773	$50,073	11%
Mortgage banking operations	97,292	49,163	98%
BOLI	8,625	6,448	34%
Gains on sales of securities, net	23,835	16,236	47%
Other-than-temporary impairment losses on securities	(6,819)	0	*
Charge on prepayment of debt	(35,342)	0	*
Gains on other loan sales	4,372	4,442	(2)%
Other	6,517	(34)	*
Total noninterest income	$154,253	$126,328	22%

* Results are not meaningful.

The increase in income from mortgage banking operations reflected higher margins on loan sales and volumes of residential lending. Historically low interest rates on home loans resulted in an elevated level of refinancing activity during 2012, while expansion in the margin on loans sales reflected conditions in the mortgage market.

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

Other noninterest income during 2012 included a gain on the sale of assets of $9.1 million, before associated selling expenses, recognized in conjunction with the Montana divestiture. Gains on the sale of other loans related to the sale of nonperforming loans, multifamily, and SBA loans.

The following table presents components of mortgage banking operations for the years presented:

	Years Ended December 31,
	2012	2011
	(in thousands)
Residential loan sales	$2,648,502	$2,059,351
Change in warehouse and interest rate locks	303,668	(41,886)
Total mortgage banking activity	$2,952,170	$2,017,465
Margin on residential loan sales	3.20%	2.45%

Noninterest Expense. Noninterest expense was as follows for the years presented:

	Years Ended December 31,
	2012	2011	% change
	(in thousands)
Employee compensation and benefits	$189,025	$171,643	10%
OREO operations	11,829	41,500	(71)%
Occupancy and equipment	42,930	39,878	8%
Data processing	27,091	24,171	12%
FDIC insurance	7,493	14,328	(48)%
Professional fees	16,691	13,902	20%
Depreciation	11,690	12,184	(4)%
Advertising	12,688	10,017	27%
Travel and entertainment	5,756	5,420	6%
Amortization of other intangible assets	6,780	4,851	40%
Merger and acquisition	11,976	1,012	1,083%
Other	11,304	13,484	(16)%
Total noninterest expense	$355,253	$352,390	1%

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

Financial Position

Assets. At December 31, 2013, Sterling's assets were $10.32 billion, an increase of $1.08 billion from $9.24 billion at December 31, 2012. The Borrego acquisition in the first quarter of 2013 added total assets of $141.6 million, the Boston Private transaction in the second quarter of 2013 added total assets of $292.1 million, and the CNB acquisition in the fourth quarter of 2013 added total assets of $260.8 million. The other primary contributor to the increase in assets was organic loan growth.

Investments and MBS. The following table sets forth the composition of Sterling's investment and MBS portfolio at the dates indicated:

	December 31,
	2013	2012	2011
	(in thousands)
MBS	$1,239,900	$1,308,838	$2,320,934
Municipal bonds	189,690	204,306	207,456
Other	387	219	21,233
Total	$1,429,977	$1,513,363	$2,549,623

Available for sale	$1,429,812	$1,513,157	$2,547,876
Held to maturity	165	206	1,747
Total	$1,429,977	$1,513,363	$2,549,623

The MBS portfolio decrease in 2013 reflects principal paydowns, partially offset by purchases. In addition, the MBS portfolio had a net unrealized loss of $9.0 million as of December 31, 2013, compared to a net unrealized gain of $45.1 million as of December 31, 2012, reflecting the changes in the interest rate environment for MBS during 2013. The decline in the MBS portfolio during 2012 reflected a reduction in repurchase agreement borrowings that were collateralized by securities due to the balance sheet repositioning activity undertaken during the fourth quarter of 2012. As of December 31, 2013, the weighted average life of the MBS portfolio was 4.8 years, and its effective duration was 4.1%. This compares with a weighted average life of 3.3 years, and an effective duration of 2.4% at December 31, 2012. On December 31, 2013, the investments and MBS portfolio had a net unrealized loss of $4.0 million versus a net unrealized gain of $60.9 million at December 31, 2012.

The following table provides the carrying value and weighted average yield of Sterling's investment and MBS portfolio by contractual maturity. Actual maturities for MBS will differ from contractual maturities by the level of prepayments experienced on the underlying mortgages.

	December 31, 2013
	One Year or Less	After One through Five Years	After Five through Ten Years	After Ten Years	Total
	(in thousands)
MBS
Balance	$0	$8,310	$44,991	$1,186,599	$1,239,900
Weighted average yield	0.00%	4.56%	2.43%	2.61%	2.62%
Municipal bonds
Balance	$0	$12,085	$38,548	$139,057	$189,690
Weighted average yield (1)	0.00%	5.11%	4.15%	4.60%	4.54%
Other
Balance	$0	$0	$0	$387	$387
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%
Total carrying value	$0	$20,395	$83,539	$1,326,043	$1,429,977
Weighted average yield	0.00%	4.89%	3.22%	2.81%	2.87%
(1) The weighted average yield on municipal bonds are not presented on a tax-equivalent basis.

Loans Receivable. The following table sets forth the composition of Sterling's loan portfolio by class of loan at the dates indicated:

	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Residential real estate	$1,119,574	15%	$806,722	13%	$688,020	12%	$758,410	13%	$839,170	11%
Commercial real estate ("CRE"):
Investor CRE	1,114,768	15	1,219,847	20	1,275,667	23	1,314,657	24	1,403,560	18
Multifamily	2,156,434	29	1,580,289	25	1,001,479	18	517,022	9	517,408	7
Construction	71,693	1	74,665	1	174,608	3	525,668	9	1,516,108	20
Total CRE	3,342,895	45	2,874,801	46	2,451,754	44	2,357,347	42	3,437,076	45
Commercial:
Owner occupied CRE	1,431,140	19	1,276,591	20	1,272,461	24	1,238,744	23	1,424,980	18
Commercial & Industrial ("C&I")	742,142	10	540,499	9	431,693	8	531,682	9	876,964	11
Total commercial	2,173,282	29	1,817,090	29	1,704,154	32	1,770,426	32	2,301,944	29
Consumer	822,068	11	754,621	12	674,961	12	744,068	13	1,116,522	15
Gross loans receivable	7,457,819	100%	6,253,234	100%	5,518,889	100%	5,630,251	100%	7,694,712	100%
Deferred loan fees, net	10,703		2,860		(252)		(4,114)		(7,070)
Allowance for loan losses	(137,294)		(154,345)		(177,458)		(247,056)		(343,443)
Loans receivable, net	$7,331,228		$6,101,749		$5,341,179		$5,379,081		$7,344,199
Since 2010, multifamily loan balances have grown 317%, or $1.64 billion, commercial loan balances have grown 23%, or $402.9 million, and residential real estate loan balances have grown 48%, or $361.2 million. The decline in loan balances from 2009 to 2010 reflected net charge-offs of $347.0 million during 2010, and a reduction of $1.22 billion, or 72%, of portfolio loan originations for 2010 as compared with 2009, which was due to Sterling's level of nonperforming assets and capital position at the time, as well as the recession.

The acquisition of Borrego during the first quarter 2013 added $103.7 million of loans, which were primarily SBA loans that have been included in the table above in owner occupied CRE. The Boston Private transaction during the second quarter of 2013 added $278.5 million of loans, approximately 37% of which were commercial, 36% were CRE, and 26% were residential real estate. The acquisition of CNB during the fourth quarter 2013 added $164.8 million of loans, which were primarily CRE and C&I loans. Excluding loans acquired in these transactions, gross portfolio loan balances expanded at an annualized rate of 12% during the year ended December 31, 2013.

The following table sets forth the loan loss allowance by category and the percentage of loans in each category to total loans:

	December 31,
	2013		2012		2011		2010		2009
	Allowance for loan losses	Loans to total loans	Allowance for loan losses	Loans to total loans	Allowance for loan losses	Loans to total loans	Allowance for loan losses	Loans to total loans	Allowance for loan losses	Loans to total loans
	(in thousands)
Residential real estate	$14,245	15%	$19,847	13%	$15,197	12%	$17,307	13%	$28,319	11%
Commercial real estate:
Investor CRE	13,111	15%	23,469	20%	55,876	23%	49,362	23%	42,296	18%
MultiFamily	18,489	29%	14,433	25%	13,491	18%	9,668	9%	8,984	7%
Construction	9,553	1%	10,192	1%	22,355	3%	65,877	10%	185,222	19%
Total CRE	41,153	45%	48,094	46%	91,722	44%	124,907	42%	236,502	44%
Commercial:
Owner occupied CRE	18,732	19%	22,340	20%	20,636	23%	34,282	23%	28,248	19%
C&I	23,382	10%	19,534	9%	17,410	8%	22,669	9%	30,887	11%
Total commercial	42,114	29%	41,874	29%	38,046	31%	56,951	32%	59,135	30%
Consumer	27,578	11%	25,602	12%	13,427	12%	14,645	13%	19,198	15%
Unallocated	12,204	n/a	18,928	n/a	19,066	n/a	33,246	n/a	289	n/a
	$137,294	100%	$154,345	100%	$177,458	100%	$247,056	100%	$343,443	100%

The following table presents a roll-forward of the allowance for credit losses for the years presented:

	Years Ended December 31,
	2013	2012	2011	2010	2009
Allowance for credit losses	(in thousands)
Allowance - loans, beginning balance	$154,345	$177,458	$247,056	$343,443	$208,365
Provision	(5,200)	7,500	28,500	250,591	690,738
Charge-offs:
Residential real estate	(4,167)	(5,203)	(18,553)	(37,347)	(31,401)
Commercial real estate
Investor CRE	(10,768)	(14,840)	(25,779)	(26,943)	(25,947)
Multifamily	(177)	(1,138)	(1,703)	(18,039)	(3,510)
Construction	(777)	(11,407)	(45,896)	(238,596)	(420,539)
Total commercial real estate	(11,722)	(27,385)	(73,378)	(283,578)	(449,996)
Commercial
Owner occupied CRE	(5,131)	(14,078)	(19,177)	(22,482)	(24,786)
C&I	(1,441)	(2,927)	(9,192)	(18,683)	(45,085)
Total commercial	(6,572)	(17,005)	(28,369)	(41,165)	(69,871)
Consumer	(5,900)	(9,144)	(8,869)	(14,765)	(15,396)
Total charge-offs	(28,361)	(58,737)	(129,169)	(376,855)	(566,664)
Recoveries
Residential real estate	1,489	1,075	1,419	2,131	306
Commercial real estate
Investor CRE	2,218	4,338	2,629	259	0
Multifamily	116	611	1,853	189	5
Construction	7,086	11,992	16,583	20,213	6,803
Total commercial real estate	9,420	16,941	21,065	20,661	6,808
Commercial
Owner occupied CRE	1,188	3,926	1,523	1,052	348
C&I	3,010	4,718	5,233	4,164	1,875
Total commercial	4,198	8,644	6,756	5,216	2,223
Consumer	1,403	1,464	1,831	1,869	1,667
Total recoveries	16,510	28,124	31,071	29,877	11,004
Net charge-offs	(11,851)	(30,613)	(98,098)	(346,978)	(555,660)
Allowance - loans, ending balance	137,294	154,345	177,458	247,056	343,443
Allowance - unfunded commitments, beginning balance	8,002	10,029	10,707	11,967	21,334
Provision	5,200	2,500	1,500	(360)	(9,367)
Charge-offs	(2,081)	(4,527)	(2,178)	(900)	0
Allowance - unfunded commitments, ending balance	11,121	8,002	10,029	10,707	11,967
Total credit allowance	$148,415	$162,347	$187,487	$257,763	$355,410
Allowance on specific impaired loans	$6,917	$8,463	$16,305	$37,654	$27,129
Net charge-offs to average loans	0.16%	0.48%	1.64%	4.86%	6.17%
Loan loss allowance to loans	1.84%	2.47%	3.22%	4.39%	4.46%

See Note 4 of the Notes to Consolidated Financial Statements for further details by loan segment for changes in the allowance for credit losses. The decline in the allowance for credit losses over the periods presented reflects a reduction in the level of classified loans.

The following table sets forth the contractual principal repayments of Sterling's loan portfolio, as well as sensitivities of these loans to changes in interest rates. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan origination costs and fees, or allowances for credit losses. This table reflects contractual terms and may not reflect the actual amount or timing of payments received in future periods.

			Principal Payments Contractually Due in Fiscal Years
	Balance Outstanding at December 31, 2013		2014		2015-2018		Thereafter
	fixed	variable	fixed	variable	fixed	variable	fixed	variable
	(in thousands)
Residential real estate	$498,536	$621,038	$32,188	$18,359	$83,827	$69,545	$382,521	$533,134
Commercial real estate:
Investor CRE	349,923	764,845	68,688	106,761	227,985	312,155	53,250	345,929
Multifamily	63,107	2,093,327	5,136	46,753	23,793	193,178	34,178	1,853,396
Construction (1)	17,580	54,113	6,470	19,915	1,833	5,643	9,277	28,555
Total commercial real estate	430,610	2,912,285	80,294	173,429	253,611	510,976	96,705	2,227,880
Commercial:
Owner occupied CRE	400,323	1,030,817	55,340	129,154	203,741	304,099	141,242	597,564
C&I	276,265	465,877	92,209	270,960	146,362	145,485	37,694	49,432
Total commercial	676,588	1,496,694	147,549	400,114	350,103	449,584	178,936	646,996
Consumer	402,561	419,507	61,554	40,309	202,234	56,767	138,773	322,431
Total	$2,008,295	$5,449,524	$321,585	$632,211	$889,775	$1,086,872	$796,935	$3,730,441

(1) Construction loans with greater than five year maturities represent certain government-guaranteed loans that are expected to convert to long-term financing upon completion of construction.

The following table sets forth Sterling's loan originations and purchases for the periods indicated, and are amounts in addition to loans acquired in acquisition transactions:

	Years Ended December 31,
	2013	2012	2011	2010	2009
Loan originations:	(in thousands)
Residential real estate:
For sale	$2,379,797	$2,901,407	$2,009,654	$2,454,874	$2,284,240
Permanent	470,131	228,048	89,240	107,679	763,140
Total residential real estate	2,849,928	3,129,455	2,098,894	2,562,553	3,047,380
CRE:
Investor CRE	68,716	63,986	42,551	98,172	176,256
Multifamily	855,803	813,495	720,192	29,369	82,696
Construction	43,181	8,931	19,557	20,084	64,660
Total CRE	967,700	886,412	782,300	147,625	323,612
Commercial:
Owner occupied CRE	215,340	158,411	158,347	50,428	131,919
C&I	354,544	296,575	217,723	80,548	186,625
Total commercial	569,884	454,986	376,070	130,976	318,544
Consumer	385,394	255,459	138,203	87,817	291,602
Total loan originations	4,772,906	4,726,312	3,395,467	2,928,971	3,981,138
Total portfolio loan originations (excludes residential real estate for sale)	2,393,109	1,824,905	1,385,813	474,097	1,696,898
Loan purchases:
Residential real estate	228	76,736	13,417	0	0
CRE:
Investor CRE	3,016	2,345	48,584	0	0
Multifamily	564	932	2,896	82,702	0
Total CRE	3,580	3,277	51,480	82,702	0
Commercial:
Owner occupied CRE	1,071	5,038	74,716	0	0
C&I	45,303	0	0	0	0
Total commercial	46,374	5,038	74,716	0	0
Consumer	26,209	71,620	0	0	0
Total loan purchases	76,391	156,671	139,613	82,702	0
Total loan originations and purchases	$4,849,297	$4,882,983	$3,535,080	$3,011,673	$3,981,138

Originations of residential for sale loans during 2012 were positively influenced by an elevated level of refinancing activity due to historically low mortgage rates. Following a significant increase in mortgage rates during 2013, mortgage refinance originations declined, and comprised 48% of total residential for sale loan originations for 2013, as compared with 61% of total residential for sale originations for 2012. Loan purchases during 2013 included $45.3 million of C&I syndicated loans, and participations of $20.5 million of auto loans and $5.2 million of student loans.

The following table presents classified assets, which are comprised of loans risk rated as substandard, doubtful or loss, and OREO.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Residential real estate	$21,152	$26,915	$30,918	$104,467	$128,561
CRE:
Investor CRE	32,428	70,044	75,304	173,444	154,859
Multifamily	1,278	8,964	15,995	43,331	44,258
Construction	2,243	17,800	98,773	375,647	949,877
Total CRE	35,949	96,808	190,072	592,422	1,148,994
Commercial:
Owner occupied CRE	40,471	58,119	94,660	149,567	202,804
C&I	33,285	6,006	21,029	72,558	66,717
Total commercial	73,756	64,125	115,689	222,125	269,521
Consumer	5,985	8,942	7,157	18,868	11,996
Total classified loans	136,842	196,790	343,836	937,882	1,559,072
OREO	8,047	25,042	81,910	161,653	83,272
Total classified assets	$144,889	$221,832	$425,746	$1,099,535	$1,642,344
Classified loans/ total loans	1.83%	3.15%	6.23%	16.66%	20.26%
Classified assets/ total assets	1.40%	2.40%	4.63%	11.58%	15.10%

Classified assets declined $76.9 million, or 35% during the year ended December 31, 2013, despite the addition of $17.2 million of classified assets during this period as a result of the Borrego transaction. Nonperforming assets include nonperforming loans and OREO, are summarized in the following table as of the dates indicated:

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Past due 90 days or more and accruing	$0	$0	$0	$0	$0
Nonaccrual loans	69,302	121,113	210,221	546,133	824,652
Restructured loans	47,774	64,216	76,939	108,504	71,279
Total nonperforming loans	117,076	185,329	287,160	654,637	895,931
OREO	8,047	25,042	81,910	161,653	83,272
Total nonperforming assets	125,123	210,371	369,070	816,290	979,203
Specific reserve - loans	(6,917)	(8,463)	(16,305)	(37,654)	(27,129)
Net nonperforming assets	$118,206	$201,908	$352,765	$778,636	$952,074
Nonperforming assets to total assets	1.21%	2.28%	4.01%	8.60%	9.00%
Nonperforming loans to loans	1.57%	2.96%	5.20%	11.64%	11.65%
Loan loss allowance to nonperforming loans	117%	83%	62%	38%	38%

Nonperforming assets declined 41% during 2013, as a result of paydowns and sales, and other asset resolution efforts outpacing new problem loans. The Borrego transaction added $18.3 million of nonperforming assets, a substantial portion of which are guaranteed by government agencies.

The following table presents a roll-forward of nonperforming loans for the periods indicated:

	Years Ended December 31,
	2013	2012	2011	2010	2009
Nonperforming loans:	(in thousands)
Beginning Balance	$185,329	$287,160	$654,637	$895,931	$530,790
Additions	51,609	146,941	211,710	825,047	1,322,100
Charge-offs	(11,851)	(30,613)	(98,098)	(346,978)	(555,660)
Paydowns and sales	(87,829)	(159,827)	(205,456)	(352,655)	(244,850)
Acquired	14,251	0	0	0	0
Foreclosures	(19,960)	(33,499)	(177,881)	(265,115)	(156,449)
Upgrade to accrual	(14,473)	(24,833)	(97,752)	(101,593)	0
Ending Balance	$117,076	$185,329	$287,160	$654,637	$895,931

The following table presents a roll-forward of OREO for the periods indicated:

	Years Ended December 31,
	2013		2012		2011		2010		2009
	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties
OREO:	(Dollars in thousands)
Beginning Balance	$25,042	46	$81,910	143	$161,653	439	$83,272	203	$62,320	120
Additions	19,960	70	33,499	117	177,881	463	265,115	821	156,449	388
Valuation adjustments	(4,682)		(5,812)		(22,209)		(36,759)		(31,021)
Sales	(37,626)	(107)	(85,837)	(214)	(241,028)	(759)	(155,409)	(585)	(106,130)	(305)
Acquired	4,803	14	0	0	0	0	0	0	0	0
Other changes	550		1,282		5,613		5,434		1,654
Ending Balance	$8,047	23	$25,042	46	$81,910	143	$161,653	439	$83,272	203

Deposits. The following table sets forth the composition of Sterling's deposits at the dates indicated:

	December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,881,360	27%	$1,702,740	26%	$1,211,628	19%
Interest bearing transaction	791,943	11%	732,038	11%	521,037	8%
Savings and MMDA	2,700,241	38%	2,262,369	36%	2,092,283	32%
Time deposits	1,701,446	24%	1,738,970	27%	2,660,870	41%
Total deposits	$7,074,990	100%	$6,436,117	100%	$6,485,818	100%

The increase in total deposits during 2013 included $118.2 million of deposits from the Borrego acquisition, $168.2 million of deposits from the Boston Private transaction, and $189.6 million of deposits from the CNB acquisition, which contributed to the 19% increase in savings and MMDA balances.

The following table shows the amounts and remaining maturities of time deposits that had balances of $100,000 or more as of period end:

December 31, 2013
(in thousands)
Three months or less	$142,676
After three months through six months	96,075
After six months through twelve months	251,201
After twelve months	533,341
$1,023,293

Borrowings. The aggregate amount of other borrowings outstanding comprised of FHLB advances, repurchase agreements and junior subordinated debentures, was $1.92 billion as of December 31, 2013 compared with $1.44 billion at December 31, 2012, respectively. The increase from 2012 reflected additional FHLB advances, which were used to fund acquisitions and loan growth, and to offset deposit outflow associated with branch divestitures and runoff of CDs.

The following table presents the ending balances of Sterling's borrowings as of the dates indicated:

	December 31,
	2013	2012	2011
	(in thousands)
FHLB advances:
Short-term	$365,000	$269,053	$300,000
Long-term	781,103	336,277	105,609
Securities sold under repurchase agreements and funds purchased:
Short-term	31,679	86,867	205,763
Long-term	500,000	500,000	850,000
Junior subordinated debentures	245,299	245,294	245,290
Total borrowings	$1,923,081	$1,437,491	$1,706,662

Certain other information related to the short-term portion of Sterling's borrowings as of and for the periods indicated is as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Maximum amount outstanding at any month-end during the period:
Short-term advances	$566,666	$269,053	$301,325
Short-term repurchase agreements and funds purchased	87,363	265,595	205,763

Average amount outstanding during the period:
Short-term advances	$309,035	$161,231	$229,512
Short-term repurchase agreements and funds purchased	35,536	209,521	90,008

Average rate during the period:
Short-term advances	0.37%	1.33%	0.29%
Short-term repurchase agreements and funds purchased	0.28%	2.72%	1.85%

Average rate as of the end of the period:
Short-term advances	0.28%	0.96%	0.28%
Short-term repurchase agreements and funds purchased	0.05%	1.18%	3.08%

Asset and Liability Management

The principal objective of Sterling's asset and liability management activities is to provide optimum levels of net interest income ("NII") and stable sources of funding while maintaining acceptable levels of interest-rate risk and liquidity risk. The Asset/Liability Committee ("ALCO") measures interest rate risk exposure primarily through interest rate shock simulations for both net interest income and the economic value of equity ("EVE"). Interest rate risk arises from mismatches in assets and liabilities, with mismatches due to differences in the timing of rate repricing for the various instruments, the amount or volume of the underlying assets and liabilities that are repricing, and by how much or the level at which the rate is repricing. The specific characteristics of the underlying assets and liabilities, including any embedded optionality, such as a prepayment option on a loan, influence these differences.

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

	December 31, 2013	December 31, 2012
Change in Interest Rate in Basis Points (Rate Shock)	% Change in NII	% Change in NII
+300	(1.4)	2.0
+200	(0.2)	1.8
+100	0.0	1.0
Static	0.0	0.0
-100	*	*
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

	December 31, 2013	December 31, 2012
Change in Interest Rate in Basis Points (Rate Shock)	% Change in EVE	% Change in EVE
+300	6.1	29.9
+200	4.2	23.8
+100	1.9	13.7
Static	0.0	0.0
-100	*	*

* Results are not meaningful in a low interest rate environment.

The fluctuations in EVE sensitivity and net interest income interest rate shock at December 31, 2012, as compared with at December 31, 2013, are primarily the result of an increase in shorter duration borrowings to fund longer duration assets that were added through organic growth and acquisitions over 2013.

Sterling has customer-related interest rate swap derivatives outstanding, with a total notional amount of $43.1 million of related swaps outstanding as of December 31, 2013. For a description, see Note 18 of Notes to Consolidated Financial Statements. As of December 31, 2013, Sterling has not entered into any other derivative transactions as part of managing its interest rate risk. However, Sterling continues to consider derivatives, including interest rate swaps, caps and floors as viable alternatives in the asset and liability management process.

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

The total value of Sterling's consolidated cash and equivalents and securities was $1.98 billion at December 31, 2013, compared with $1.84 billion at December 31, 2012. Total available liquidity as of December 31, 2013 was $2.79 billion, compared to $2.93 billion as of December 31, 2012. Total available liquidity as of December 31, 2013 included unpledged portions of cash and equivalents and securities of $473.4 million, available borrowing capacity from the FHLB, the Federal Reserve and correspondent banks of $2.17 billion, as well as loans held for sale of $139.0 million.

Sterling, as a parent company-only, had cash of approximately $29.9 million and $24.4 million at December 31, 2013 and December 31, 2012, respectively. The parent company's significant cash flows primarily relate to capital investments in and capital distributions from Sterling Bank, capital distributions to shareholders, and interest payments on junior subordinated debentures. Sterling's ability to pay dividends is generally limited by its earnings, financial condition, capital, liquidity and regulatory requirements. Sterling relies on Sterling Bank as its primary source of cash flow. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Sterling Bank may pay to Sterling without regulatory approval.

Off-Balance Sheet Arrangements

The following table represents Sterling's on-and-off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Over 3 to 5 years	More than 5 years	Indeterminate maturity
	(in thousands)
Deposits (1)	$7,074,990	$875,929	$701,916	$80,544	$43,057	$5,373,544
Borrowings (1)	1,923,081	396,679	650,692	623,495	252,215	0
Operating leases	81,407	15,970	24,198	15,759	25,480	0
Purchase obligations (2)	24,173	9,686	14,482	5	0	0
Other long-term liabilities (3)	27,984	1,577	3,232	3,439	19,736	0
Total	$9,131,635	$1,299,841	$1,394,520	$723,242	$340,488	$5,373,544

(1) Excludes interest payments. Deposits with indeterminate maturities are composed of transaction, savings and MMDA accounts.
(2) Excludes recurring accounts payable amounts due in the first quarter of 2014.
(3) Includes amounts associated with retirement and benefit plans and other compensation arrangements. The amounts represent the total future potential payouts assuming all current participants become fully vested in their respective plans or arrangements.

For discussion of commitments to extend credit, see Note 20 of "Notes to Consolidated Financial Statements."

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

The loan portfolio is grouped into several segments for homogeneous loans based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual probability of default. The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on the assessment of qualitative factors. The qualitative factors are reviewed quarterly to determine a rating for each category of low, medium, or high, that is then quantified into the calculation of the probability of default. The estimated loss emergence period reflects an estimate of the time frame during which losses may be realized. Sterling establishes the estimated loss rate on loans using the historical life-to-date losses net of recoveries on loans remaining in the portfolio, the last twelve months of losses on OREO (including losses on foreclosure, write-downs, and losses on sale) and losses on discounted note sales to estimate the amount that would be lost if a default were to occur, which is termed the "loss given default." The probability of default, as adjusted by the loss emergence period and qualitative factors, is multiplied by the loss given default to calculate the estimated loss rates for each loan class. Once the estimated loss rates for each loan class are calculated, the results are validated, by comparing this calculated estimated loss for each loan class to the actual one-year and three-year (annualized) losses, net of recoveries. In addition, the calculated loss rate is also compared to the prior periods, and the overall trend in loss rates from prior periods. If the calculated loss rates differ significantly from the one-year and three-year actual loss rates and/or is inconsistent with the historical loss rate trends, Sterling performs further analyses to identify and evaluate the possible causes of the differences. This includes evaluating the characteristics of the historical loss and recovery data used in calculating the loss rate to determine whether such activity is an appropriate reflection, in management's judgment, of the current inherent losses in the various loan classes. This analysis takes into consideration the impact of the qualitative factors that increase the probability of default used to calculate loss rates in assessing whether there is additional qualitative risk. Sterling evaluates the results of the model, and the evaluation process based on their judgment, experience, and specific knowledge of the loan portfolio, and determines the most appropriate estimated loss rate for each loan category based on their evaluation of quantitative data and qualitative factors described above.

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

While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be influenced by changes in economic conditions and other relevant factors. There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses was appropriate at December 31, 2013.

Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Sterling's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Sterling estimates income taxes payable based on the amount it expects to owe various taxing authorities. Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities. In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of Sterling's tax position. Sterling also considers recent audits and examinations, as well as its historical experience in making such estimates. Although Sterling uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances. Penalties and interest associated with any potential estimate variances would be included in income tax expense in the consolidated financial statements.

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of substantially all of the deferred tax asset valuation allowance occurred during 2012. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. As of December 31, 2013, Sterling determined that it continues to be more likely than not that substantially all of the net deferred tax asset would be realized.

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

Investments and MBS. Assets in the investment and MBS portfolios are initially recorded at cost, which includes any premiums and discounts. Sterling amortizes premiums and discounts as an adjustment to interest income over the estimated life of the security. The cost of investment securities sold, and any resulting gain or loss, is based on the specific identification method. Sterling's MBS are primarily in agency securities, with limited investments in nonagency obligations. The majority of the municipal bonds that Sterling holds are general obligation bonds, spread throughout Sterling's footprint.

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

Management determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Sterling has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Sterling's liquidity needs, changes in market interest rates, and asset-liability management strategies, among other factors. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in shareholders' equity as a separate component of other comprehensive income.

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss. There were no investment securities that management identified as other-than-temporarily impaired ("OTTI") as of December 31, 2013. As of December 31, 2013, Sterling expects the return of all principal and interest on all securities within its investment and MBS portfolio pursuant to the contractual terms, has the ability and intent to hold these investments, has no intent to sell securities that are deemed to have a market value impairment, and believes it is unlikely that it would be required to sell these investments before maturity or a recovery in market price occurs. Realized losses could occur in future periods due to a change in management's intent to hold the investments to recovery, a change in management's assessment of credit risk, or a change in regulatory or accounting requirements.

Fair Value of Financial Instruments. Sterling's available-for-sale securities portfolio totaled $1.43 billion and $1.51 billion as of December 31, 2013 and 2012, respectively, and were the majority of Sterling's financial instruments that are carried at fair value. Month end security price valuations are provided by a third party pricing service. These valuations are based on market data using pricing models that vary by asset class and incorporate available current trade, bid and other market information, and for structured securities, cash flow and loan performance data. The pricing processes utilize benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing. Option adjusted spread models are also used to assess the impact of changes in interest rates and to develop prepayment scenarios. All models and processes used take into account market convention. Additional validation of provided pricing is performed by Sterling's Investment Department using non-binding broker quotes, current trade executions provided by Bloomberg, and additional modeling of cash flow and prepayment analytics performed with Bloomberg analytics. Sterling also carries loans held for sale at fair value in order to match changes in the value of the loans with the value of the economic hedges on the loans without applying complex hedge accounting. The value of loans held for sale carried at fair value is determined based upon an analysis of investor quoted pricing inputs.

Mortgage Servicing Rights. For "servicing-retained" loan sales, Sterling records an asset (mortgage servicing rights) related to the estimated future net revenue stream for servicing the sold loans. The value of mortgage servicing rights is estimated using a discounted cash flow methodology incorporating prepayment speeds, market interest rates, servicing costs, contractual interest rates on the loans being serviced, and the amount of other fee income generated over the servicing contract. Mortgage servicing rights are amortized in proportion to, and over the estimated period of the servicing revenues. To the extent the carrying value of mortgage servicing rights exceeds the subsequent fair value estimates, a valuation allowance is recognized. Subsequent recoveries in value are recognized up to the original carrying value of the mortgage servicing rights only to the extent of cumulative fair value charges.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Sterling's management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Sterling's management, Sterling conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Criteria"). Based on management's evaluation under the COSO Criteria, Sterling's management has concluded that Sterling's internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of Sterling's internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the independent registered public accounting firm that audited the financial statements included in Sterling's annual report on Form 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Financial Corporation:

We have audited Sterling Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sterling Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sterling Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 26, 2014

Item 9B. Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we, Sterling, may be required to disclose in our annual or quarterly reports to the Securities and Exchange Commission, whether we or any of our "affiliates" knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the Securities and Exchange Commission defines the term "affiliate" broadly, it includes any entity under common "control" with us (and the term "control" is also construed broadly by the Securities and Exchange Commission).
The description of the activities below has been provided to Sterling by Warburg Pincus LLC ("WP"), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors; and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Endurance International Group ("EIG") and Santander Asset Management Investment Holdings Limited, ("SAMIH"). EIG and SAMIH may therefore be deemed to be under common "control" with Sterling; however, this statement is not meant to be an admission that common control exists.
As to EIG:
The disclosure below relates solely to activities conducted by EIG and its affiliates. The disclosure does not relate to any activities conducted by Sterling or by WP and does not involve Sterling’s or WP’s management. Neither Sterling nor WP has had any involvement in or control over the disclosed activities of EIG, and neither Sterling nor WP has independently verified or participated in the preparation of the disclosure. Neither Sterling nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.
Sterling understands that EIG’s affiliates intend to disclose in their next annual or quarterly Securities and Exchange Commission report that:
"Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. In addition, if our third-party resellers fail to comply with these laws and regulations in their dealings, we could face potential liability or penalties for violations. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
Although we take precautions to prevent transactions with U.S. sanctions targets, we have in the past identified limited instances of non-compliance with these rules and believe we have taken appropriate corrective actions in such instances.  For example, on May 1, 2013, during a routine compliance scan of our new and existing subscriber accounts, we discovered a new subscriber account that was created on April 6, 2013 with information matching ORT France, identified by OFAC as a Specially Designated National, or SDN, under the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594.  We had charged the subscriber $114.10 for web hosting and domain name registration services at the time the account was opened and without knowledge of any SDN issue.  Upon discovery of the potential SDN match, we promptly suspended the subscriber account, deactivated the website, locked the domain name to prevent it from being transferred and ceased providing services to the subscriber.  We also promptly reported the potential SDN match to OFAC.  To date, we have not received any correspondence from OFAC regarding the matter.
Although we have implemented compliance measures that are designed to prevent transactions with U.S. sanction targets, there is risk that in the future we or our resellers could provide our solutions or services to such targets despite such compliance measures.  This could result in negative consequences to us, including government investigations, penalties and reputational harm.
Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our subscribers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions or decreased ability to export or sell our solutions to existing or potential subscribers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, financial condition and operating results."
As to SAMIH:
The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates. The disclosure does not relate to any activities conducted by Sterling or by WP and does not involve Sterling’s or WP’s management. Neither Sterling nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither Sterling nor WP has independently verified or participated in the preparation of the disclosure. Neither Sterling nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.
Sterling understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly Securities and Exchange Commission report that an Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime, holds two investment accounts with Santander Asset Management UK Limited, a subsidiary of SAMIH and part of the Banco Santander group. The accounts have remained frozen throughout 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in connection with the investment accounts in 2013 was £247 and net profits in 2013 were negligible relative to the overall profits of Banco Santander, S.A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In response to this Item, the information set forth in Sterling's Proxy Statement for its 2014 annual meeting of shareholders, under the headings "Board of Sterling Financial Corporation," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. In the event that Sterling does not file a Proxy Statement with respect to a 2014 annual meeting of shareholders as a result of consummating the transactions contemplated by the merger agreement, Sterling will amend this Annual Report on Form 10-K to include the information required by this item.

Information concerning Sterling's Audit Committee and the Audit Committee's financial expert is set forth under the caption "Information Concerning the Board and Its Committees—Committees of the Board" in Sterling's Proxy Statement and is incorporated herein by reference. In the event that Sterling does not file a Proxy Statement as a result of consummating the transactions contemplated by the merger agreement, Sterling will amend this Annual Report on Form 10-K to include the information required by this Item.

Sterling has adopted a Code of Ethics that applies to all Sterling employees and directors, including Sterling's senior financial officers. The Code of Ethics is publicly available on Sterling's website at www.sterlingfinancialcorporation.com/corporategovernance.

Item 11. Executive Compensation

In response to this Item, the information set forth in the Proxy Statement under the headings "Executive Compensation," "Compensation and Governance Committee Report," and "Compensation and Governance Committee Interlocks and Insider Participation" is incorporated herein by reference. In the event that Sterling does not file a Proxy Statement as a result of consummating the transactions contemplated by the merger agreement, Sterling will amend this Annual Report on Form 10-K to include the information required by this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information set forth in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated herein by reference. In the event that Sterling does not file a Proxy Statement as a result of consummating the transactions contemplated by the merger agreement, Sterling will amend this Annual Report on Form 10-K to include the information required by this Item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information set forth in the Proxy Statement under the headings "Interests of Directors, Officers and Others in Certain Transactions" and "Corporate Governance—Affirmative Determinations Regarding Director Independence" is incorporated herein by reference. In the event that Sterling does not file a Proxy Statement as a result of consummating the transactions contemplated by the merger agreement, Sterling will amend this Annual Report on Form 10-K to include the information required by this Item.

Item 14. Principal Accounting Fees and Services

In response to this Item, the information set forth in the Proxy Statement under the headings "Independent Registered Public Accounting Firm" and "Pre-Approval of Audit and Non-Audit Services" is incorporated herein by reference. In the event that Sterling does not file a Proxy Statement as a result of consummating the transactions contemplated by the merger agreement, Sterling will amend this Annual Report on Form 10-K to include the information required by this Item.

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

STERLING FINANCIAL CORPORATION

February 26, 2014	/s/ J. Gregory Seibly
J. Gregory Seibly
President, Chief Executive Officer and Director
POWER OF ATTORNEY
Each person whose signature appears below appoints J. Gregory Seibly, Patrick J. Rusnak and Andrew J. Schultheis, and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign the annual report on Form 10-K of Sterling Financial Corporation and any or all amendments thereto and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as such person might or would do in person, in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2014	/s/ J. Gregory Seibly
J. Gregory Seibly
President, Chief Executive Officer and Director

February 26, 2014	/s/ Patrick J. Rusnak
Patrick J. Rusnak
Executive Vice President and Chief Financial Officer

February 26, 2014	/s/ Robert G. Butterfield
Robert G. Butterfield
Senior Vice President, Controller, and Principal Accounting Officer

February 26, 2014
Leslie S. Biller
Chairman of the Board

February 26, 2014	/s/ Howard P. Behar
Howard P. Behar
Director

February 26, 2014	/s/ Paula E. Boggs
Paula E. Boggs
Director

February 26, 2014	/s/ Ellen R.M. Boyer
Ellen R.M. Boyer
Director

February 26, 2014	/s/ Joshua D. Bresler
Joshua D. Bresler
Director

February 26, 2014	/s/ David A. Coulter
David A. Coulter
Director

February 26, 2014	/s/ Robert C. Donegan
Robert C. Donegan
Director

February 26, 2014	/s/ C. Webb Edwards
C. Webb Edwards
Director

February 26, 2014	/s/ William L. Eisenhart
William L. Eisenhart
Director

February 26, 2014	/s/ Robert H. Hartheimer
Robert H. Hartheimer
Director

February 26, 2014	/s/ Maria M. Pope
Maria M. Pope
Director

February 26, 2014	/s/ Michael F. Reuling
Michael F. Reuling
Director

Exhibit No.	Exhibit Index

2.1
Agreement and Plan of Merger, dated as of September 11, 2013, between Sterling Financial Corporation and Umpqua Holdings Corporation. Filed as Exhibit 2.1 to Sterling's Current Report on form 8-K dated September 17, 2013 and incorporated by reference herein.

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

Exhibit No.	Exhibit Index
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

10.9
Offer Letter by and between Sterling and Patrick J. Rusnak, dated January 21, 2011. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K dated February 17, 2011 and incorporated by reference herein.

10.1
Offer Letter by and between Sterling and David S. DePillo, dated October 19, 2010. Filed as Exhibit 10.6 to Sterling's Quarterly Report on Form 10-Q dated November 5, 2010 and incorporated by reference herein.

10.11	Sterling Financial Corporation Change in Control Plan. Filed as Exhibit 10.1 to Sterling's Current Report on Form 8-K dated March 14, 2012 and incorporated by reference herein.

10.12
Form of Sterling Financial Corporation Change of Control Plan Participation Agreement, effective March 12, 2012. Filed as Exhibit 10.2 to Sterling's Current Report on Form 8-K dated March 14, 2012 and incorporated by reference herein.

10.13
Investor Letter Agreement, dated as of September 11, 2013, among Sterling Financial Corporation, Umpqua Holdings Corporation and Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., and Thomas H. Less Parallel (DT) Fund VI, L.P. Filed as exhibit 10.1 to Sterling's Current Report on Form 8-K dated September 17, 2013 and incorporated by reference herein.

10.14
Investor Letter Agreement, dated as of September 11, 2013, among Sterling Financial Corporation, Umpqua Holdings Corporation and Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. Filed as exhibit 10.2 to Sterling's Current Report on Form 8-K dated September 17, 2013 and incorporated by reference herein.

10.15	Sterling Financial Corporation 2011 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated July 8, 2011 and incorporated by reference herein.

10.16	Sterling Financial Corporation 2010 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated December 9, 2010 and incorporated by reference herein.

10.17	Sterling Financial Corporation 2007 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated July 30, 2007 and incorporated by reference herein.

10.18
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

Exhibit No.	Exhibit Index
10.20
Sterling Financial Corporation 1998 Long-Term Incentive Plan. Filed as Exhibit 10.7 to Sterling's Annual Report on Form 10-K for the year ended December 31, 2009, dated March 16, 2010, and incorporated by reference herein.

10.21
Sterling Savings Bank Deferred Compensation Plan, effective date April 1, 2006. Filed as Exhibit 10.2 to Sterling's Annual Report on Form 10-K for the year ended December 31, 2012, dated February 26, 2013, and incorporated by reference herein.

10.22
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

We have audited the accompanying consolidated balance sheets of Sterling Financial Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sterling Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Seattle, Washington
February 26, 2014

STERLING FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents:
Interest bearing	$428,746	$173,962
Noninterest bearing	109,942	125,916
Total cash and cash equivalents	538,688	299,878
Restricted cash	6,747	31,672
Investments and mortgage-backed securities ("MBS"):
Available for sale	1,429,812	1,513,157
Held to maturity	165	206
Loans held for sale, at fair value	138,952	465,983
Loans receivable, net ($26,462 and $23,177 at fair value)	7,331,228	6,101,749
Accrued interest receivable	28,493	28,019
Other real estate owned, net ("OREO")	8,047	25,042
Properties and equipment, net	101,610	93,850
Bank-owned life insurance ("BOLI")	191,553	179,828
Goodwill	52,018	22,577
Other intangible assets, net	15,561	19,072
Mortgage servicing rights, net	60,100	32,420
Deferred tax asset, net	284,059	292,082
Other assets, net	132,216	131,375
Total assets	$10,319,249	$9,236,910
LIABILITIES:
Deposits:
Noninterest bearing	$1,881,360	$1,702,740
Interest bearing	5,193,630	4,733,377
Total deposits	7,074,990	6,436,117
Advances from Federal Home Loan Bank ("FHLB")	1,146,103	605,330
Securities sold under repurchase agreements	531,679	586,867
Junior subordinated debentures	245,299	245,294
Accrued interest payable	4,284	4,229
Accrued expenses and other liabilities	100,947	141,150
Total liabilities	9,103,302	8,018,987
SHAREHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized; no shares outstanding	0	0
Common stock, 151,515,151 shares authorized; 62,363,741 and 62,207,529 shares outstanding, respectively	1,972,457	1,968,025
Accumulated other comprehensive income	19,857	60,712
Accumulated deficit	(776,367)	(810,814)
Total shareholders' equity	1,215,947	1,217,923
Total liabilities and shareholders' equity	$10,319,249	$9,236,910

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share amounts)

	Years Ended December 31,
	2013	2012	2011
Interest income:
Loans	$338,910	$331,514	$322,435
MBS	31,015	47,442	71,216
Investments and cash equivalents	9,096	10,244	10,641
Total interest income	379,021	389,200	404,292
Interest expense:
Deposits	23,863	37,697	59,634
Short-term borrowings	1,275	7,364	1,882
Long-term borrowings	29,649	39,461	47,581
Total interest expense	54,787	84,522	109,097
Net interest income	324,234	304,678	295,195
Provision for credit losses	0	10,000	30,000
Net interest income after provision for credit losses	324,234	294,678	265,195
Noninterest income:
Fees and service charges	60,917	55,773	50,073
Mortgage banking operations	59,956	97,292	49,163
BOLI	6,235	8,625	6,448
Gains on sales of securities	0	23,835	16,236
Other-than-temporary impairment credit losses on securities (1)	0	(6,819)	0
Charge on prepayment of debt	0	(35,342)	0
Gains on other loan sales	3,998	4,372	4,442
Other	9,480	6,517	(34)
Total noninterest income	140,586	154,253	126,328
Noninterest expense	333,312	355,253	352,390
Income before income taxes	131,508	93,678	39,133
Income tax (provision) benefit:
Current	27	163	275
Deferred	(37,894)	291,880	(275)
Total income tax (provision) benefit	(37,867)	292,043	0
Net income	$93,641	$385,721	$39,133
Earnings per share - basic	$1.50	$6.21	$0.63
Earnings per share - diluted	$1.48	$6.14	$0.63
Dividends declared per share	$0.95	$0.80	$0.00
Weighted average shares outstanding - basic	62,290,361	62,122,862	61,955,659
Weighted average shares outstanding - diluted	63,371,763	62,772,079	62,231,208

(1) The other-than-temporary impairment recognized in earnings during 2012 did not have a portion recognized in accumulated other comprehensive income.

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$93,641	$385,721	$39,133
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments and MBS available for sale	(64,849)	16,119	86,140
Realized net gains reclassified from other comprehensive income	0	(17,016)	(18,462)
Less deferred income tax benefit (provision)	23,994	494	(2,384)
Net other comprehensive income (loss)	(40,855)	(403)	65,294
Comprehensive income	$52,786	$385,318	$104,427

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2011	61,926,187	$1,960,871	$(4,179)	$(1,185,925)	$770,767
Change in unrealized gain or loss on investments and MBS available for sale	0	0	65,294	0	65,294
Equity based compensation and related tax amounts	131,458	3,363	0	0	3,363
Net income	0	0	0	39,133	39,133
Balance, December 31, 2011	62,057,645	1,964,234	61,115	(1,146,792)	878,557
Change in unrealized gain or loss on investments and MBS available for sale	0	0	(403)	0	(403)
Equity based compensation and related tax amounts	110,958	3,130	0	0	3,130
Employee stock purchase plan	38,926	661	0	0	661
Cash dividends paid to common shareholders	0	0	0	(49,743)	(49,743)
Net income	0	0	0	385,721	385,721
Balance, December 31, 2012	62,207,529	1,968,025	60,712	(810,814)	1,217,923
Change in unrealized gain or loss on investments and MBS available for sale	0	0	(40,855)	0	(40,855)
Equity based compensation and related tax amounts	120,024	3,564	0	0	3,564
Employee stock purchase plan	36,188	868	0	0	868
Cash dividends paid to common shareholders	0	0	0	(59,194)	(59,194)
Net income	0	0	0	93,641	93,641
Balance, December 31, 2013	62,363,741	$1,972,457	$19,857	$(776,367)	$1,215,947

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$93,641	$385,721	$39,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	0	10,000	30,000
Net gain on sales of loans	(51,253)	(98,223)	(61,097)
Net gain on sales of investments and MBS	0	(23,835)	(16,236)
Net (gain) loss on mortgage servicing rights	(6,948)	216	6,179
Other-than-temporary impairment credit losses on securities	0	6,819	0
Stock based compensation	3,564	3,130	3,363
Loss on OREO	2,418	247	16,628
Deferred income tax provision (benefit)	37,894	(291,880)	275
Charge on prepayment of debt	0	35,342	0
Increase in cash surrender value of BOLI	(5,931)	(8,401)	(6,213)
Depreciation and amortization	43,184	45,843	42,651
Bargain purchase gain	(7,544)	0	0
Change in:
Accrued interest receivable	1,106	8,337	1,261
Prepaid expenses and other assets	(16,676)	(24,098)	(1,342)
Accrued interest payable	11	(18,479)	5,316
Accrued expenses and other liabilities	(50,475)	29,548	(9,003)
Proceeds from sales of loans originated for sale	2,745,176	2,728,418	2,076,393
Loans originated for sale	(2,375,378)	(2,915,204)	(2,043,236)
Net cash provided by (used in) operating activities	412,789	(126,499)	84,072
Cash flows from investing activities:
Change in restricted cash	24,925	(11,043)	(4,948)
Net change in loans	(852,445)	(500,452)	(285,736)
Proceeds from sales of loans	143,151	139,356	91,456
Purchase of investment securities	0	(3,734)	(10,357)
Proceeds from maturities of investment securities	4,085	20,588	2,012
Proceeds from sale of investment securities	18,219	199,966	30,987
Purchase of MBS	(322,965)	(287,849)	(760,519)
Principal payments received on MBS	328,142	613,809	533,851
Proceeds from sales of MBS	48,886	679,208	555,353
Proceeds from BOLI death benefits	0	3,714	1,187
Changes in office properties and equipment, net	(19,365)	(9,853)	(15,881)
Improvements and other changes to OREO	(551)	(1,282)	(5,613)
Proceeds from sales of OREO	39,890	91,402	246,609
Net change in cash and cash equivalents from acquisitions	(150,120)	121,098	0
Net cash (used in) provided by investing activities	$(738,148)	$1,054,928	$378,401

See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS—cont. (in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Net change in deposits	$162,842	$(745,620)	$(425,189)
Advances from FHLB	1,875,000	545,000	0
Repayment of advances from FHLB	(1,360,158)	(345,210)	(1,519)
Net change in short term repurchase agreements	(5,188)	(18,896)	23,251
Payments under structured repurchase agreements	(50,000)	(485,342)	0
Proceeds from stock issuance, net	868	661	0
Cash dividends paid	(59,195)	(49,743)	0
Net cash provided by (used in) financing activities	564,169	(1,099,150)	(403,457)
Net change in cash and cash equivalents	238,810	(170,721)	59,016
Cash and cash equivalents, beginning of period	299,878	470,599	411,583
Cash and cash equivalents, end of period	$538,688	$299,878	$470,599
Supplemental disclosures:
Cash paid during the period for:
Interest	$54,732	$102,868	$103,781
Income taxes, net	599	44	(250)
Noncash financing and investing activities:
Foreclosed real estate acquired in settlement of loans	19,959	33,499	177,881
See notes to consolidated financial statements.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1. Significant Accounting Policies:

Sterling Financial Corporation, with headquarters in Spokane, Washington, was organized under the laws of Washington State in 1992 as the bank holding company for Sterling Savings Bank, which commenced operations in 1983. References to "Sterling," "the Company," "we," "our," or "us" in this report are to Sterling Financial Corporation, a Washington corporation, and its consolidated subsidiaries on a combined basis, unless otherwise specified or the context otherwise requires. References to "Sterling Bank" refer to our subsidiary Sterling Savings Bank, a Washington state-chartered commercial bank. Sterling Savings Bank does business as Sterling Bank in Washington, Oregon and Idaho, and as Argent Bank in California, offering retail and commercial banking products and services, mortgage lending and trust and investment products to individuals, small businesses, commercial organizations and corporations. As of December 31, 2013, Sterling had assets of $10.32 billion and operated 173 depository branches in Washington, Oregon, Idaho and California.

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

Investments and MBS. Sterling classifies debt and equity securities as follows:

•
Trading Securities. Debt or equity securities are classified as trading securities if acquired principally for the purpose of generating a profit from short-term fluctuations in price. As of December 31, 2013, Sterling did not hold any securities that it deems to be trading securities.

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
DECEMBER 31, 2013

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

Interest income is recognized over the term of loans based on their unpaid principal balance. The accrual of interest on loans is discontinued when, in management's opinion, a borrower may be unable to make payments as they become due, generally due to the payment of principal or interest being in default for a period of 90 days or more. When interest accrual is discontinued, all unpaid accrued interest is reversed. The interest payments received on these loans is accounted for on the cash basis or cost recovery method, until qualifying for a return to an accrual status. Loans return to an accrual status when all principal and interest is brought current, and future payments are reasonably assured.

Loans are designated as troubled debt restructurings ("TDR's") when a borrower has financial difficulties and Sterling grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extension of payments of principal or interest, or both. TDRs may be the result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower's financial status and develop a plan for repayment. We rarely forgive principal for TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off, if not done so previously. We may grant an extension on the timing of the repayment of a portion of principal (principal forbearance) and charge off any amounts not considered fully collectible. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR. Loans designated as TDRs may be returned to accrual status after the borrower performs in accordance with the modified loan terms, generally for a period of at least six months. A loan may be removed from TDR status after at least one year of performance under the modified term of the loan, unless the modification includes an interest rate concession that is below a market rate of interest for a new loan with similar characteristics. TDRs are periodically evaluated for impairment for the remainder of their term.

Certain acquired loans may be deemed to exhibit evidence of credit deterioration since their origination. When it is considered probable that all contractually required principal and interest payments will not be collected, a loan will be considered a purchased credit impaired ("PCI") loan. The accounting for PCI loans is periodically updated for changes in cash flow expectations, and reflected in interest income over the life of the loans as accretable yield.

Allowance for Credit Losses. Sterling maintains an allowance for credit losses at a level deemed appropriate by management to provide for estimated losses. Additions to the allowance, in the form of provisions, are reflected in current operating results. Other changes to the allowance occur from reductions due to credit charge-offs when a loss is determined to be a confirmed loss, or additions to the allowance from the recovery of amounts previously charged-off.

Sterling regularly reviews its classified assets for impairment. If a loan is determined to be impaired, Sterling performs a valuation analysis on the loan. The analysis compares the estimated fair value (discounted cash flow analysis or collateral market value less selling costs), and the book balance (loan principal and accrued interest). A loan is considered collateral-dependent if repayment of the loan is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. For loans that are considered collateral-dependent, the difference between the fair value and the book value is charged off as a confirmed loss. For certain non-collateral-dependent loans, Sterling generally

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

establishes a specific reserve for the difference between fair value and book value of these loans, as the loss is not defined as a confirmed loss because it is not based solely on collateral values.

The allowance is based upon historical loss experience, loan migration analysis, delinquency trends, portfolio size, concentrations of risk, prevailing and anticipated economic conditions, industry experience, estimated collateral values, management's assessment of credit risk inherent in the portfolio, specific problem loans and other relevant factors. The portfolio is grouped into several segments for loans collectively evaluated for impairment based on characteristics such as loan type, borrower and collateral. Loan migration to loss data is used to determine the annual "probability of default." The annual probability of default is adjusted for the estimated loss emergence period and may be further adjusted based on an assessment of qualitative factors. The estimated loss rates are established considering historical life-to-date losses net of recoveries on loans remaining in the portfolio, the trailing twelve months of losses on OREO (including losses on foreclosure, write-downs, and losses on sale), and losses on discounted note sales, resulting in a quantified "loss given default." The loss given default is then combined with the probability of default. The resulting estimated loss rates are validated against multiple metrics, including historical one-year and three-year annualized losses, net of recoveries, the historical trend in prior period estimated loss rates and management's assessment of the inherent losses based upon specific knowledge of the loan portfolio.

If the calculated loss rates differ significantly from the one-year and three-year actual loss rates and/or is inconsistent with the historical trends, Sterling performs further analysis to identify and evaluate the possible causes of the differences. This includes evaluating the characteristics of the historical loss and recovery data used in calculating the loss rates to determine whether such activity is an appropriate reflection, in management's judgment, of the current inherent losses in the various loan categories. This analysis takes into consideration the impact of the qualitative factors that increase the probability of default in the calculated loss rates in assessing whether there is additional qualitative risk. Because the allowance for credit losses is based on management's estimate, ultimate losses may materially differ from the estimates.

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

Other Real Estate Owned. Prior to foreclosure, Sterling considers all viable alternatives, checks with the proper authorities to ensure the existence of a valid and recorded lien on the property and determines the current market value of the collateral. Property and other assets acquired through foreclosure of defaulted mortgage or other collateralized loans are recorded at fair value, less estimated costs to sell the property and other assets. The fair value of OREO is generally determined using "as is" or disposition values from appraisals obtained by independent appraisers.

An allowance for losses on OREO is designed to include amounts for estimated losses as a result of impairment in value of the real property after repossession. Sterling reviews its OREO for impairment at least quarterly or whenever events or circumstances indicate that the carrying value of the property or other assets may not be recoverable. In performing the review, if the fair value, less selling costs, is less than its carrying value, a specific reserve is established as a charge to noninterest expenses.

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Goodwill is tested for impairment on an annual basis as of June 30, or more frequently as events occur, or as current circumstances and conditions warrant. A qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, determines the extent to which further testing is required. If the qualitative analysis concludes that further analysis is required, that analysis would compare the fair value of each of the reporting units to the respective carrying amounts. For the 2013 annual impairment analysis, a qualitative assessment was completed and no further steps were considered necessary.

Other intangible assets are comprised primarily of core deposit intangibles, as well as other identifiable intangibles related to First Independent's trust and wealth management business. Core deposit intangibles are amortized on an accelerated basis over the estimated useful life of the deposit relationship, which ranges from seven to 11 years. Other intangible assets are periodically assessed for impairment when certain triggering events occur that indicate the possibility of impairment.

Mortgage Servicing Rights and Transfers of Financial Assets. Gains or losses on "servicing-retained" loan sale transactions generally include a component reflecting the differential between the contractual interest rate of the loan and the interest rate to be received by the investor. The present value of the estimated future profit for servicing the loans and changes in the fair value of any related derivatives,is also taken into account in determining the amount of gain or loss on the sale of these loans. For loans sold servicing-retained, the fair value of mortgage servicing rights is recorded as an asset, with their value estimated using a discounted cash flow methodology to arrive at the present value of future expected earnings from the servicing of the loans. Model inputs include prepayment speeds, market interest rates, servicing costs, contractual interest rates on the loans being serviced, and the amount of other fee income generated over the servicing contract. Mortgage servicing rights are amortized in proportion to, and over the estimated period of the servicing revenues. To the extent the carrying value of mortgage servicing rights exceeds the subsequent fair value estimates, a valuation allowance is recognized. Subsequent recoveries in value are recognized up to the original carrying value of the mortgage servicing rights only to the extent of cumulative valuation adjustments.

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

Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Sterling's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Sterling estimates income taxes payable based on the amount it expects to owe various taxing authorities. Accrued income taxes represent the net estimated amount due to, or to be received from, taxing authorities. In estimating accrued income taxes, Sterling assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account the applicable statutory, judicial and regulatory guidance in the context of Sterling's tax position. Sterling also considers recent audits and examinations, as well as its historical experience in making such estimates. Although Sterling uses available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances. Penalties and interest associated with any potential estimate variances would be included in income tax expense in the consolidated financial statements.

A deferred tax asset valuation allowance was established during 2009 due to the three year cumulative loss and uncertainty at that time regarding Sterling's ability to generate future taxable income. Reversal of substantially all of the deferred tax asset valuation allowance occurred during 2012. Prior to reversing the allowance, management analyzed both positive and negative evidence that could affect the realization of the deferred tax asset. As of December 31, 2013, Sterling determined that it continues to be more likely than not that substantially all of the net deferred tax asset would be realized.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Earnings Per Share. Earnings per share—basic is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding during the period. Earnings per share—diluted is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding, increased by the additional shares that would have been outstanding if all potentially dilutive and contingently issuable shares had been issued. The accounting standards codification requires a two-class method of computing earnings per share for entities that have participating securities such as Sterling's unvested restricted shares. Application of the two-class method resulted in the equivalent earnings per share to the treasury method.

Stock-Based Compensation. Stock options and restricted stock issued as compensation are recorded as an expense, over the vesting term of the awards, at their estimated grant date fair value. The Black-Scholes option pricing model is used to estimate the fair value of stock options granted, while the value of restricted stock awards are recorded using the grant date market closing price of Sterling's common stock.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized gains and losses on securities available for sale, and is a separate component of shareholders' equity. Sterling reports and displays comprehensive income and its components (revenues, expenses, gains and losses) on its Statement of Comprehensive Income. For the periods presented, accumulated other comprehensive income was comprised solely of unrealized market value adjustments on securities available for sale. The realized portion reclassified out of other comprehensive income is reflected on the income statement in gains on sales of securities and other-than-temporary impairment.

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

As part of its mortgage banking activities, Sterling makes commitments to prospective borrowers on residential mortgage loan applications, which may have the interest rates locked for a period of 10 to 60 days or longer, if extended ("interest rate lock commitments"). The interest rate lock commitments are recorded at fair value net of the anticipated fallout. These interest rate lock commitments, and loans held for sale that have not been committed to investors, give rise to interest rate risk. Sterling hedges the interest rate risk arising from these mortgage banking activities by entering into forward sales agreements on MBS with third parties ("forward commitments").

Reclassifications. Certain amounts in prior period financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the accumulated deficit or net income as previously reported.

During 2012, Sterling identified an error related to the classification of the loss on foreclosure amounts reported in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2012, and for the years ended December 31, 2011 and 2010, and the interim periods therein. The loss on foreclosure amounts were previously included in the cash flows from operating activities in the "Loss on OREO" line item, instead of the cash flows from investing activities in the "Net change in loans" line item. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, "Materiality," and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to prior periods. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been revised for the year ended December 31, 2011. This change resulted in a decrease of $51.3 million to cash flows from operating activities and an increase of the same amount to cash flows from investing activities for the year ended December 31, 2011. This change did not affect net income, the balance sheet, or shareholders' equity for any period.

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, and is not expected to have a material impact on Sterling's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 provides an election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, and is not expected to have a material impact on Sterling's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property serving as collateral for a consumer mortgage loan such that the loan receivable should no longer be recognized, and instead, the real estate property should be recognized. ASU 2014-01 is effective for annual periods beginning after December 15, 2014, and is not expected to have a material impact on Sterling's consolidated financial statements.

2. Business Combinations:

Commerce National Bank. On October 1, 2013, Sterling paid $42.9 million in cash to acquire Commerce National Bank ("CNB"). The following table summarizes the amounts recorded at closing:

October 1, 2013
(in thousands)
Cash and cash equivalents	$8,555
Investments and MBS	69,353
Loans receivable, net	161,043
Goodwill	15,384
Core deposit intangible	1,160
Other assets	5,325
Total assets acquired	$260,820
Deposits	$189,563
Advances from FHLB	25,000
Other liabilities	3,350
Total liabilities assumed	217,913
Net assets acquired	$42,907

The recorded goodwill represents the inherent value of the CNB transaction, as a result of the expected enhancement of Sterling's operations in Southern California. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has an amortization period of approximately ten years and will be amortized on an accelerated basis. The fair value of assets acquired and liabilities assumed are presented above.

As of October 1, 2013, the unpaid principal balance and contractual interest ("contractual cash flows") on purchased loans was $164.2 million. Sterling estimated that $3.7 million of these cash flows would be uncollectable, resulting in a combined credit and interest rate discount of $3.8 million being recorded on these loans. As of the acquisition date, the amount of loans purchased from CNB that exhibited evidence of credit deterioration was immaterial.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Boston Private Bank and Trust Company. On May 10, 2013, Sterling paid $123.0 million in cash to acquire the Puget Sound operations of Boston Private Bank & Trust Company ("Boston Private"). The Boston Private Puget Sound offices were located in Seattle, Bellevue and Redmond, Washington. Upon acquisition, the Boston Private Seattle branch was consolidated into one of Sterling's existing Seattle branches. The following table summarizes the amounts recorded at closing:

May 10, 2013
(in thousands)
Cash and cash equivalents	340
Loans receivable, net	273,353
Goodwill	14,056
Core deposit intangible	1,674
Other assets	2,721
Total assets acquired	$292,144
Deposits	$168,246
Other liabilities	913
Total liabilities assumed	169,159
Net assets acquired	$122,985
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

As of May 10, 2013, the contractual cash flows on purchased loans was $280.7 million. Sterling estimated that $3.5 million of these cash flows would be uncollectable, resulting in a combined credit and interest rate discount of $5.1 million being recorded on these loans. As of the acquisition date, none of the loans purchased from Boston Private exhibited evidence of credit deterioration.

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

February 28, 2013
(in thousands)
Cash and cash equivalents	$15,626
Investments and MBS	1,030
Loans receivable, net	97,262
Core deposit intangible	453
Other assets	27,197
Total assets acquired	$141,568
Deposits	$118,221
Other liabilities	7,054
Total liabilities assumed	125,275
Net assets acquired	16,293
Consideration paid	8,749
Bargain purchase gain	$7,544

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Sterling recognized a bargain purchase gain of $7.5 million in the transaction for the net assets acquired in excess of the purchase price, primarily due to a limited market for Borrego's assets, as well as Borrego's regulatory and capital constraints. The bargain purchase gain is included in other noninterest income on the income statement for the year ended December 31, 2013. The core deposit intangible will be amortized for 11 years on an accelerated basis. On the acquisition date of February 28, 2013, the contractual cash flows of purchased impaired loans, which are described in Note 4, from Borrego were $16.1 million, cash flows expected to be collected were $13.6 million, and the fair value of the loans was $11.9 million, with $9.8 million of these loans being guaranteed by government agencies.

As of February 28, 2013, the contractual cash flows on purchased loans that had not exhibited evidence of credit deterioration was $83.3 million. Sterling estimated that $3.9 million of these cash flows would be uncollectable, resulting in a combined credit and interest rate discount of $4.5 million being recorded on these loans.

First Independent Bank. On February 29, 2012, Sterling Bank completed its acquisition of the operations of First Independent Bank ("First Independent") of Vancouver, Washington, by acquiring certain assets and assuming certain liabilities, including all deposits for a net purchase price of $40.6 million, comprised of $28.9 million of cash paid at closing and contingent consideration with a fair value of $11.7 million at acquisition date. During the third quarter of 2013, the contingent consideration was paid in full. See Note 22. The following table summarizes the amounts recorded at closing:

February 29, 2012
(in thousands)
Cash and cash equivalents	$150,045
Investments and MBS	187,465
Loans receivable, net	349,990
Goodwill	22,577
Core deposit intangible	11,974
Fixed assets	4,038
Other assets	10,886
Total assets acquired	$736,975
Deposits	$695,919
Other liabilities	409
Total liabilities assumed	696,328
Net assets acquired	$40,647

The recorded goodwill of $22.6 million represents the inherent long-term value anticipated from synergies expected to be achieved as a result of the transaction. The First Independent transaction expanded Sterling's presence in the Vancouver and Portland markets. The amount of goodwill deductible for income tax purposes is approximately equivalent to the recorded book value. The core deposit intangible has a weighted average amortization period of ten years and will be amortized on an accelerated basis. On the acquisition date of February 29, 2012, the contractual cash flows of purchased impaired loans from First Independent were $24.4 million, cash flows expected to be collected were $17.2 million, and the fair value of the loans was $15.3 million.

As of February 29, 2012, the contractual cash flows on purchased loans that had not exhibited evidence of credit deterioration was $403.8 million. Sterling estimated that $12.7 million of these cash flows would be uncollectable, resulting in a discount of $21.8 million being recorded on these loans.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents certain First Independent stand alone amounts and pro forma Sterling and First Independent combined amounts as if the transaction had occurred on January 1, 2011. Cost savings estimates are not included in the pro forma combined results, nor are certain credit impaired loans and associated losses excluded from the purchase and assumption transaction.

	First Independent (stand alone)	Pro Forma Combined
	Years Ended December 31,
	2012	2012	2011
	(in thousands, except per share data; unaudited)
Net interest income	$20,145	$311,159	$326,916
Noninterest income	4,757	155,258	135,828
Net income	10,817	389,935	49,469
Earnings per share - basic	0.17	6.28	0.80
Earnings per share - diluted	$0.17	$6.21	$0.79

3. Investments and MBS:

The carrying and fair values of investments and MBS are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
Available for sale
MBS	$1,248,908	$13,269	$(22,277)	$1,239,900
Municipal bonds	184,642	6,045	(997)	189,690
Other	212	10	0	222
Total	$1,433,762	$19,324	$(23,274)	$1,429,812
Held to maturity
Tax credits	$165	$0	$0	$165
Total	$165	$0	$0	$165
December 31, 2012
Available for sale
MBS	$1,263,786	$45,052	$0	$1,308,838
Municipal bonds	188,467	16,452	(613)	204,306
Other	5	8	0	13
Total	$1,452,258	$61,512	$(613)	$1,513,157
Held to maturity
Tax credits	$206	$0	$0	$206
Total	$206	$0	$0	$206

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Sterling's MBS portfolio is comprised primarily of residential agency securities. Total sales of Sterling's securities during the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	Proceeds from Sales	Gross Realized Gains	Gross Realized Losses
	(in thousands)
Years Ended:
December 31, 2013	$67,105	$0	$0
December 31, 2012	879,174	24,024	189
December 31, 2011	586,340	18,771	2,535

The following table summarizes Sterling's investments and MBS that had a market value below their amortized cost as of December 31, 2013 and December 31, 2012, segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(in thousands)
December 31, 2013
MBS	$679,954	$(22,277)	$0	$0	$679,954	$(22,277)
Municipal bonds	10,051	(268)	12,947	(729)	22,998	(997)
Other	0	0	0	0	0	0
Total	$690,005	$(22,545)	$12,947	$(729)	$702,952	$(23,274)
December 31, 2012
MBS	$0	$0	$0	$0	$0	$0
Municipal bonds	0	0	12,921	(613)	12,921	(613)
Other	0	0	0	0	0	0
Total	$0	$0	$12,921	$(613)	$12,921	$(613)

Management evaluates investment securities for other-than-temporary declines in fair value each quarter. If the fair value of investment securities falls below the amortized cost and the decline is deemed to be other-than temporary, the securities are written down to current market value, resulting in the recognition of an other-than-temporary impairment ("OTTI"). During 2013, no securities were determined to be other-than-temporarily impaired, as the unrealized losses in the portfolio are driven by market interest rates. During 2012, $6.8 million of OTTI was recognized on a single issuer trust preferred security. During the fourth quarter of 2012, the security was sold at a gain of $2.5 million.

The following table presents the amortized cost and fair value of securities available for sale and held to maturity as of December 31, 2013, grouped by contractual maturity. Actual maturities for MBS will differ from contractual maturities as a result of the level of prepayments experienced on the underlying mortgages.

	Held to maturity		Available for sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$0	$0	$0	$0
Due after one year through five years	0	0	20,140	20,395
Due after five years through ten years	0	0	83,919	83,539
Due after ten years	165	165	1,329,703	1,325,878
Total	$165	$165	$1,433,762	$1,429,812

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

4. Loans Receivable and Allowance for Credit Losses:

The following table presents the composition of Sterling's loan portfolio as of the balance sheet dates:

	December 31, 2013	December 31, 2012
	(in thousands)
Residential real estate	$1,119,574	$806,722
Commercial real estate ("CRE"):
Investor CRE	1,114,768	1,219,847
Multifamily	2,156,434	1,580,289
Construction	71,693	74,665
Total CRE	3,342,895	2,874,801
Commercial:
Owner occupied CRE	1,431,140	1,276,591
Commercial & Industrial ("C&I")	742,142	540,499
Total commercial	2,173,282	1,817,090
Consumer	822,068	754,621
Gross loans receivable	7,457,819	6,253,234
Deferred loan costs (fees), net	10,703	2,860
Allowance for loan losses	(137,294)	(154,345)
Net loans receivable	$7,331,228	$6,101,749

Gross loans pledged as collateral for borrowings from the FHLB and the Federal Reserve totaled $4.95 billion and $4.15 billion as of December 31, 2013 and December 31, 2012, respectively.

Loans receivable include purchased impaired loans, which are loans acquired that are deemed to exhibit evidence of credit deterioration since origination, and are therefore classified as impaired. The accounting for purchased impaired loans is updated quarterly for changes in the loans' cash flow expectations, and reflected in interest income over the life of the loans as accretable yield. As of December 31, 2013, no allowance for credit losses was recorded in connection with purchased impaired loans, and the unpaid principal balance and carrying amount of these loans were $28.0 million and $16.7 million, respectively.

The following table presents a roll-forward of accretable yield over the periods presented:

	Years Ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$1,332	$0
Additions	1,774	1,923
Accretion to interest income	(1,739)	(756)
Reclassifications from non-accretable	1,622	165
Ending balance	$2,989	$1,332

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

As of December 31, 2013 and December 31, 2012, net loans receivable included unamortized discounts on acquired loans of $28.4 million and $21.3 million, respectively. The following table presents, as of December 31, 2013, the five-year projected loan discount accretion expected to be recognized as interest income:

Years ended December 31,	Amount
(in thousands)
2014	$5,707
2015	3,536
2016	2,201
2017	1,502
2018	1,052

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table sets forth details by segment for Sterling's loan portfolio and related allowance as of the balance sheet dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
December 31, 2013
Loans receivable, gross:
Individually evaluated for impairment	$7,924	$58,232	$37,794	$0	$0	$103,950
Collectively evaluated for impairment	1,111,650	3,284,663	2,135,488	822,068	0	7,353,869
Total loans receivable, gross	$1,119,574	$3,342,895	$2,173,282	$822,068	$0	$7,457,819
Allowance for loan losses:
Individually evaluated for impairment	$2,968	$952	$2,842	$155	$0	$6,917
Collectively evaluated for impairment	11,277	40,201	39,272	27,423	12,204	130,377
Total allowance for loan losses	$14,245	$41,153	$42,114	$27,578	$12,204	$137,294
December 31, 2012
Loans receivable, gross:
Individually evaluated for impairment	$9,134	$68,317	$48,312	$494	$0	$126,257
Collectively evaluated for impairment	797,588	2,806,484	1,768,778	754,127	0	6,126,977
Total loans receivable, gross	$806,722	$2,874,801	$1,817,090	$754,621	$0	$6,253,234
Allowance for loan losses:
Individually evaluated for impairment	$365	$3,182	$4,916	$0	$0	$8,463
Collectively evaluated for impairment	19,482	44,912	36,958	25,602	18,928	145,882
Total allowance for loan losses	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345

Loans collectively evaluated for impairment include purchased credit impaired loans, which were $16.7 million and $11.2 million as of December 31, 2013 and 2012, respectively.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following tables present a roll-forward by segment of the allowance for credit losses for the periods presented:

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
	(in thousands)
2013
Allowance for loan losses:
Beginning balance, January 1	$19,847	$48,094	$41,874	$25,602	$18,928	$154,345
Provisions	(2,924)	(4,639)	2,614	6,473	(6,724)	(5,200)
Charge-offs	(4,167)	(11,722)	(6,572)	(5,900)	0	(28,361)
Recoveries	1,489	9,420	4,198	1,403	0	16,510
Ending balance, December 31	14,245	41,153	42,114	27,578	12,204	137,294

Reserve for unfunded credit commitments:
Beginning balance, January 1	2,230	405	2,806	2,118	443	8,002
Provisions	3,171	593	326	1,481	(371)	5,200
Charge-offs	(2,081)	0	0	0	0	(2,081)
Recoveries	0	0	0	0	0	0
Ending balance, December 31	3,320	998	3,132	3,599	72	11,121
Total credit allowance	$17,565	$42,151	$45,246	$31,177	$12,276	$148,415

2012
Allowance for loan losses:
Beginning balance, January 1	$15,197	$91,722	$38,046	$13,427	$19,066	$177,458
Provisions	8,778	(33,184)	12,189	19,855	(138)	7,500
Charge-offs	(5,203)	(27,385)	(17,005)	(9,144)	0	(58,737)
Recoveries	1,075	16,941	8,644	1,464	0	28,124
Ending balance, December 31	19,847	48,094	41,874	25,602	18,928	154,345

Reserve for unfunded credit commitments:
Beginning balance, January 1	3,828	2,321	1,796	1,787	297	10,029
Provisions	2,929	(1,916)	1,010	331	146	2,500
Charge-offs	(4,527)	0	0	0	0	(4,527)
Recoveries	0	0	0	0	0	0
Ending balance, December 31	2,230	405	2,806	2,118	443	8,002
Total credit allowance	$22,077	$48,499	$44,680	$27,720	$19,371	$162,347

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance, January 1	$17,307	$124,907	$56,951	$14,645	$33,246	$247,056
Provisions	15,024	19,129	2,708	5,819	(14,180)	28,500
Charge-offs	(18,553)	(73,379)	(28,369)	(8,868)	0	(129,169)
Recoveries	1,419	21,065	6,756	1,831	0	31,071
Ending balance, December 31	15,197	91,722	38,046	13,427	19,066	177,458

Reserve for unfunded credit commitments:
Beginning balance, January 1	3,189	4,157	1,515	817	1,029	10,707
Provisions	2,817	(1,836)	281	970	(732)	1,500
Charge-offs	(2,178)	0	0	0	0	(2,178)
Recoveries	0	0	0	0	0	0
Ending balance, December 31	3,828	2,321	1,796	1,787	297	10,029
Total credit allowance	$19,025	$94,043	$39,842	$15,214	$19,363	$187,487

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Doubtful/Loss - the Doubtful asset has the weaknesses of those classified Substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is the portion of the asset that is considered uncollectible and/or of such little value that its continuance as an asset, without a charge-off or establishment of a specific reserve, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off an asset that is no longer deemed to have financial value, even though partial recovery may be recognized in the future.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents credit quality indicators for Sterling's loan portfolio grouped according to internally assigned risk ratings and performance status:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
December 31, 2013
Pass	$1,038,460	$602,384	$2,058,031	$14,591	$785,237	$521,711	$794,032	$5,814,446	78%
Marginal	52,154	435,022	87,830	53,742	544,329	177,998	15,955	1,367,030	18%
Special mention	7,808	44,934	9,296	1,128	61,103	17,761	6,193	148,223	2%
Substandard	18,184	31,613	1,140	2,232	38,709	24,672	5,733	122,283	2%
Doubtful/Loss	2,968	815	137	0	1,762	0	155	5,837	0%
Total	$1,119,574	$1,114,768	$2,156,434	$71,693	$1,431,140	$742,142	$822,068	$7,457,819	100%
Restructured	$22,337	$3,005	$0	$2,084	$19,553	$774	$21	$47,774	1%
Nonaccrual	15,571	23,709	222	1,582	20,472	3,230	4,516	69,302	1%
Nonperforming	37,908	26,714	222	3,666	40,025	4,004	4,537	117,076	2%
Performing	1,081,666	1,088,054	2,156,212	68,027	1,391,115	738,138	817,531	7,340,743	98%
Total	$1,119,574	$1,114,768	$2,156,434	$71,693	$1,431,140	$742,142	$822,068	$7,457,819	100%
December 31, 2012
Pass	$714,346	$599,660	$1,486,824	$10,946	$678,916	$349,674	$723,698	$4,564,064	73%
Marginal	53,722	472,801	74,379	42,518	454,348	146,554	17,255	1,261,577	20%
Special mention	11,739	77,342	10,122	3,401	85,228	38,874	4,864	231,570	4%
Substandard	26,550	67,347	8,745	17,534	53,183	5,397	8,804	187,560	3%
Doubtful/Loss	365	2,697	219	266	4,916	0	0	8,463	0%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
Restructured	$22,968	$4,334	$4,094	$8,551	$23,152	$810	$307	$64,216	1%
Nonaccrual	20,457	46,399	4,055	8,144	31,696	3,424	6,938	121,113	2%
Nonperforming	43,425	50,733	8,149	16,695	54,848	4,234	7,245	185,329	3%
Performing	763,297	1,169,114	1,572,140	57,970	1,221,743	536,265	747,376	6,067,905	97%
Total	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%

As of December 31, 2013 and 2012, purchased credit impaired loans of $5.7 million and $2.1 million, respectively, were included in the nonaccrual loans.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Aging by class for Sterling's loan portfolio as of December 31, 2013 and December 31, 2012 was as follows:

		Commercial Real Estate			Commercial
	Residential Real Estate	Investor CRE	Multifamily	Construction	Owner Occupied CRE	Commercial & Industrial	Consumer	Total	% of Total
	(in thousands)
December 31, 2013
30 - 59 days past due	$2,544	$1,575	$378	$0	$6,069	$1,066	$5,332	$16,964	0%
60 - 89 days past due	1,258	1,230	0	0	1,350	1,893	1,473	7,204	0%
90 days or more past due	15,175	12,553	222	1,582	12,086	1,997	4,030	47,645	1%
Total past due	18,977	15,358	600	1,582	19,505	4,956	10,835	71,813	1%
Current	1,100,597	1,099,410	2,155,834	70,111	1,411,635	737,186	811,233	7,386,006	99%
Total Loans	$1,119,574	$1,114,768	$2,156,434	$71,693	$1,431,140	$742,142	$822,068	$7,457,819	100%
Past due 90 days or more and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%
December 31, 2012
30 - 59 days past due	$5,800	$10,565	$707	$611	$10,543	$2,690	$4,028	$34,944	1%
60 - 89 days past due	1,576	1,042	479	0	3,300	376	1,796	8,569	0%
90 days or more past due	20,507	34,196	3,436	8,243	20,883	1,954	4,717	93,936	2%
Total past due	27,883	45,803	4,622	8,854	34,726	5,020	10,541	137,449	3%
Current	778,839	1,174,044	1,575,667	65,811	1,241,865	535,479	744,080	6,115,785	97%
Total Loans	$806,722	$1,219,847	$1,580,289	$74,665	$1,276,591	$540,499	$754,621	$6,253,234	100%
Past due 90 days or more and accruing	$0	$0	$0	$0	$0	$0	$0	$0	0%

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Sterling considers its nonperforming loans to be impaired loans. The following table summarizes impaired loans by class as of December 31, 2013 and December 31, 2012:

			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2013
Residential real estate	$43,910	$6,002	$29,984	$7,924	$2,968
CRE:
Investor CRE	32,908	6,194	21,732	4,982	815
Multifamily	222	0	222	0	0
Construction	12,986	9,320	3,666	0	0
Total CRE	46,116	15,514	25,620	4,982	815
Commercial:
Owner Occupied CRE	43,810	3,785	26,154	13,871	2,842
C&I	10,806	6,802	4,004	0	0
Total commercial	54,616	10,587	30,158	13,871	2,842
Consumer	4,770	233	3,953	584	155
Total	$149,412	$32,336	$89,715	$27,361	$6,780
			Book Balance
	Unpaid Principal Balance	Charge-Offs	Without Specific Reserve	With Specific Reserve	Specific Reserve
	(in thousands)
December 31, 2012
Residential real estate	$49,816	$6,391	$43,060	$365	$365
CRE:
Investor CRE	59,099	8,366	33,540	17,193	2,697
Multifamily	9,554	1,405	6,873	1,276	219
Construction	31,040	14,345	15,421	1,274	266
Total CRE	99,693	24,116	55,834	19,743	3,182
Commercial:
Owner Occupied CRE	61,300	6,452	42,075	12,773	4,916
C&I	16,959	12,725	4,234	0	0
Total commercial	78,259	19,177	46,309	12,773	4,916
Consumer	7,671	426	7,245	0	0
Total	$235,439	$50,110	$152,448	$32,881	$8,463

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents the average book balance and interest income recognized for impaired loans by class for the periods presented:

	Years Ended December 31,
	2013		2012		2011
	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized	Average Book Balance	Interest Income Recognized
	(in thousands)
Residential real estate	$40,667	$594	$43,164	$819	$67,157	$992
Investor CRE	38,723	774	51,463	1,595	79,139	2,245
Multifamily	4,185	61	7,007	441	14,704	804
Construction	10,181	2,276	55,956	1,708	215,436	1,401
Owner Occupied CRE	47,437	1,200	64,060	2,553	75,553	2,757
C&I	4,119	187	8,057	105	12,009	460
Consumer	5,891	5	6,537	8	6,901	0
Total	$151,203	$5,097	$236,244	$7,229	$470,899	$8,659

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following tables present loans that were modified and recorded as TDRs during the following periods:

	Years Ended December 31,
	2013
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
	(in thousands, except number of contracts)
Residential real estate	17	$3,906	$3,750
Investor CRE	4	1,745	1,442
Multifamily	0	0	0
Construction	0	0	0
Owner Occupied CRE	9	5,007	3,750
C&I	5	452	456
Consumer	0	0	0
Total (1)	35	$11,110	$9,398
	2012
Residential real estate	29	$5,887	$5,835
Investor CRE	1	1,302	1,302
Multifamily	3	2,955	2,945
Construction	4	10,062	9,194
Owner Occupied CRE	11	16,186	15,921
C&I	9	3,482	2,206
Consumer	3	468	472
Total (1)	60	$40,342	$37,875
	2011
Residential real estate	1	$1,372	$1,372
Investor CRE	8	3,271	3,282
Multifamily	0	0	0
Construction	3	23,701	24,348
Owner Occupied CRE	6	14,411	14,502
C&I	6	4,384	3,944
Consumer	0	0	0
Total (1)	24	$47,139	$47,448

(1) Amounts exclude specific loan loss reserves.

Substantially all TDRs are determined to be impaired prior to being restructured. As such, they are individually evaluated for impairment, unless they are considered homogeneous loans in which case they are collectively evaluated for impairment. As of December 31, 2013, Sterling had specific reserves of $629,000 on TDRs which were restructured during the previous twelve months. There were 24 loans totaling $18.8 million that were removed from TDR status during the year ended December 31, 2013, as they had met the conditions for removal by achieving twelve consecutive months of performance at market equivalent rates of interest.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following tables show the post-modification recorded investment by class for TDRs restructured during the periods presented by the primary type of concession granted:

	Principal Deferral	Rate Reduction	Extension of Terms	Forgiveness of Principal and/or Interest	Total
	(in thousands)
Year Ended December 31, 2013
Residential Real Estate	$73	$2,718	$628	$331	$3,750
Investor CRE	262	1,139	0	41	1,442
Multifamily	0	0	0	0	0
Construction	0	0	0	0	0
Owner CRE	1,464	1,684	124	478	3,750
C&I	450	0	6	0	456
Consumer	0	0	0	0	0
	$2,249	$5,541	$758	$850	$9,398
Year Ended December 31, 2012
Residential Real Estate	$407	$5,428	$0	$0	$5,835
Investor CRE	0	1,302	0	0	1,302
Multifamily	571	2,374	0	0	2,945
Construction	0	3,261	5,933	0	9,194
Owner CRE	6,219	9,393	0	309	15,921
C&I	0	1,317	183	706	2,206
Consumer	0	173	299	0	472
	$7,197	$23,248	$6,415	$1,015	$37,875

Year Ended December 31, 2011
Residential Real Estate	$0	$1,372	$0	$0	$1,372
Investor CRE	0	1,856	1,426	0	3,282
Multifamily	0	0	0	0	0
Construction	2,816	2,302	0	19,230	24,348
Owner CRE	10,159	0	0	4,343	14,502
C&I	576	3,368	0	0	3,944
Consumer	0	0	0	0	0
	$13,551	$8,898	$1,426	$23,573	$47,448

Restructurings that result in the forgiveness of principal or interest are typically part of a bankruptcy settlement. There were no TDRs completed during the years ended December 31, 2013 and 2012 that subsequently defaulted during these periods. During the year ended December 31, 2011, there was one Investor CRE TDR completed that subsequently defaulted during 2011. The recorded investment at default for this TDR was $223,000. During the years ended December 31, 2013, and 2012, there were $5.9 million, and $20.6 million of TDRs that were returned to accrual status.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table outlines accrual status of TDRs as of the dates shown:

	December 31, 2013	December 31, 2012
	(in thousands)
TDRs on nonaccrual status	$14,889	$19,510
TDRs on accrual status	32,885	44,706
Total TDRs	$47,774	$64,216

5.  OREO:

At foreclosure, OREO is recorded at the fair value of the real estate, less the estimated costs to sell. The carrying value of OREO is periodically evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value. Changes in OREO and the related allowance were as follows for the periods presented:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
OREO, gross:
Beginning balance, January 1	$28,597	$98,187	$183,452
Additions	24,763	33,499	177,881
Sales	(37,626)	(85,837)	(241,028)
Charge-offs	(6,565)	(18,534)	(27,731)
Other changes	550	1,282	5,613
Ending balance, December 31	$9,719	$28,597	$98,187
Allowance, OREO:
Beginning balance, January 1	$3,555	$16,277	$21,799
Provision	4,682	5,812	22,209
Charge-offs	(6,565)	(18,534)	(27,731)
Ending balance, December 31	$1,672	$3,555	$16,277
OREO, net	$8,047	$25,042	$81,910

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

6.  Loan Servicing:

Loans serviced for others are not included in the consolidated balance sheets. The following table presents an analysis of the changes in mortgage servicing rights and related allowance as of the dates indicated:

	2013	2012
	(in thousands)
Mortgage servicing rights, gross:
Beginning balance, January 1	$39,956	$30,409
Originated servicing	34,504	19,727
Amortization	(13,772)	(10,180)
Ending balance, December 31	60,688	39,956
Allowance, mortgage servicing rights:
Beginning balance, January 1	$7,536	$7,307
Additions	117	3,560
Recoveries	(7,065)	(3,331)
Ending balance, December 31	588	7,536
Mortgage servicing rights, net	$60,100	$32,420

The following table presents the unpaid principal balances of loans serviced for others as of the dates indicated:

	December 31,
	2013	2012
	(in thousands)
Balance of loans serviced for others
Residential	$5,899,019	$4,132,570
Commercial real estate	928,214	983,782
Commercial	519,055	132,903
Total	$7,346,288	$5,249,255

As of December 31, 2013, the residential portion of MSR was carried at approximately 88 basis points of the unpaid principal balance, compared with at 71 basis points as of December 31, 2012. Valuation inputs used in determining the fair value of MSR included:

	December 31,
	2013	2012
Key assumptions
Weighted average prepayment speed	9.3%	18.3%
Weighted average discount rate	10.2%	10.1%

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

7.  Property and Equipment:

The components of property and equipment are as follows:

	December 31,		Estimated
	2013	2012	Useful Life
	(in thousands)
Buildings and improvements	$71,736	$68,129	20-40 years
Furniture, fixtures, equipment and computer software	90,267	85,481	3-10 years
Leasehold improvements	21,813	17,893	5-20 years
	183,816	171,503
Less accumulated depreciation and amortization	(95,490)	(91,651)
	88,326	79,852
Land	13,284	13,998
Total property and equipment, net	$101,610	$93,850

8.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of a purchase price over the net assets acquired. The following table presents a roll-forward of Sterling's goodwill:

	2013	2012
	(in thousands)
Beginning balance, January 1	$22,577	$0
Acquired	29,441	22,577
Ending Balance, December 31	$52,018	$22,577

Additions to goodwill during 2013 and 2012 have been allocated to the Community Banking segment. Goodwill is not amortized, but is reviewed for impairment at least annually. Other intangible assets at December 31, 2013 and December 31, 2012 were comprised of core deposit intangibles from various acquisitions, and other identifiable intangibles related to First Independent's trust and wealth management business.

The following table provides details of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
December 31, 2013
Core deposit intangibles	$58,707	$44,652	$14,055
Other	1,800	294	1,506
	$60,507	$44,946	$15,561
December 31, 2012
Core deposit intangibles	$55,420	$38,029	$17,391
Other	1,800	119	1,681
	$57,220	$38,148	$19,072

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table provides the projected core deposit and other intangibles amortization expense for the next five years:

Amount
(in thousands)
Years ended:
December 31, 2014	$3,859
December 31, 2015	2,779
December 31, 2016	1,606
December 31, 2017	1,447
December 31, 2018	1,314
9.  Deposits:

The following table sets forth the composition of Sterling's deposits at the dates indicated:

	December 31,
	2013		2012
	Amount	%	Amount	%
	(in thousands)
Noninterest bearing transaction	$1,881,360	27%	$1,702,740	26%
Interest bearing transaction	791,943	11%	732,038	11%
Savings and MMDA	2,700,241	38%	2,262,369	36%
Time deposits	1,701,446	24%	1,738,970	27%
Total deposits	$7,074,990	100%	$6,436,117	100%

The following presents the contractual maturities of time deposits:

December 31, 2013
(in thousands)
Due within 1 year	$875,929
Due in 1 to 2 years	391,309
Due in 2 to 3 years	310,607
Due in 3 to 4 years	41,820
Due in 4 to 5 years	38,724
Due after 5 years	43,057
$1,701,446

The following presents the contractual maturities of time deposits with a minimum balance of $100,000:

December 31, 2013
(in thousands)
Three months or less	$142,676
After three months through six months	96,075
After six months through twelve months	251,201
After twelve months	533,341
$1,023,293

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

10.  Advances from Federal Home Loan Bank:

Sterling Bank has a secured credit line with the FHLB of Seattle. At December 31, 2013 and 2012, this credit line represented a total borrowing capacity of $2.84 billion and $1.93 billion, of which $1.70 billion and $1.32 billion was available, respectively. The advances from FHLB are repayable as follows:

	December 31, 2013		December 31, 2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(in thousands)
Due within 1 year	$365,000	0.28%	$269,053	0.96%
Due in 1 to 2 years	265,550	0.51	55,000	0.72
Due in 2 to 3 years	335,142	0.74	50,550	0.64
Due in 3 to 4 years	123,000	1.45	50,196	0.68
Due in 4 to 5 years	50,495	1.20	123,000	1.45
Due after 5 years	6,916	7.00	57,531	1.90
	$1,146,103	0.68%	$605,330	1.08%

Only member institutions have access to advances from the Federal Home Loan Banks. As a condition of membership, Sterling is required to hold FHLB stock. As of December 31, 2013 and 2012, Sterling held $95.3 million and $97.5 million of FHLB stock, respectively, which is included as a component of other assets on the consolidated balance sheet. FHLB stock does not have a readily determinable fair value and the equity ownership rights are more limited than would be the case for ownership rights in a public company. FHLB stock is viewed as a long term investment and as a restricted investment security carried at cost. Sterling has evaluated its FHLB stock held at December 31, 2013, and determined there was no other-than-temporary impairment. During 2013, the FHLB repurchased excess stock totaling $4.0 million, compared with $6.5 million repurchased during 2012.

11.  Securities Sold Under Repurchase Agreements:

Sterling sells securities under agreements to repurchase the same or similar securities ("repurchase agreements"). Repurchase agreements are financing arrangements, which Sterling reflects on its balance sheet. The obligations to repurchase securities sold are reflected as a liability, while the securities underlying these agreements are reflected as an asset. The risk of default under such agreements is limited by the financial strength of the counterparties and the level of borrowings relative to the market value of the pledged securities. At both December 31, 2013 and 2012, under repurchase agreements, Sterling had pledged as collateral $637.1 million and $738.6 million, respectively, of investments and MBS. The average balances of repurchase agreements were $535.5 million and $959.5 million during the years ended December 31, 2013 and 2012, respectively. The maximum amount outstanding at any month end during these same periods was $587.4 million and $1.07 billion, respectively.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

At December 31, 2013 and 2012, borrowings under repurchase agreements are contractually repayable as follows. Actual repayments may vary due to default and call provisions:

	December 31, 2013		December 31, 2012
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(in thousands)
Due within 1 yr	$31,679	0.05%	$86,867	1.20%
Due within 2 yrs	50,000	2.47	0	0.00
Due within 3 yrs	0	0.00	50,000	2.47
Due within 4 yrs	400,000	4.08	0	0.00
Due within 5 yrs	50,000	2.62	400,000	4.08
Thereafter	0	0.00	50,000	2.62
	$531,679	3.55%	$586,867	3.18%

12. Junior Subordinated Debentures:

Sterling has raised regulatory capital through the formation of trust subsidiaries that issued junior subordinated debentures, and has also assumed similar obligations through mergers with other financial institutions. The trusts are business trusts in which Sterling owns all of the common equity. The proceeds from the sale of the securities were used to purchase junior subordinated debentures issued by Sterling. Sterling's obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Sterling of the trusts' obligations. The junior subordinated debentures are treated as debt of Sterling. The junior subordinated debentures mature 30 years after issuance, and are redeemable, subject to certain conditions. As of December 31, 2013, all of Sterling's junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

Details of the junior subordinated debentures are as follows:

				December 31, 2013
Subsidiary Issuer	Issue Date	Maturity Date	Next Interest Payment Date	Rate		Amount
						(in thousands)
Sterling Capital Trust IX	July 2007	Oct 2037	Jan 2014	1.65%		$46,392
Sterling Capital Trust VIII	Sept 2006	Dec 2036	Mar 2014	1.87		51,547
Sterling Capital Trust VII	June 2006	June 2036	Mar 2014	1.77		56,702
Lynnwood Financial Statutory Trust II	June 2005	June 2035	Mar 2014	2.04		10,310
Sterling Capital Trust VI	June 2003	Sept 2033	Mar 2014	3.44		10,310
Sterling Capital Statutory Trust V	May 2003	June 2033	Mar 2014	3.50		20,619
Sterling Capital Trust IV	May 2003	May 2033	Feb 2014	3.39		10,310
Sterling Capital Trust III	April 2003	April 2033	Jan 2014	3.49		14,433
Lynnwood Financial Statutory Trust I	Mar 2003	Mar 2033	Mar 2014	3.40		9,429
Klamath First Capital Trust I	July 2001	July 2031	Jan 2014	4.15		15,247
				2.38%	*	$245,299
* Weighted average rate.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

13. Earnings Per Share:

The following table presents the computations for basic and diluted earnings per common share:

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except shares and per share amounts)
Numerator:
Net income	$93,641	$385,721	$39,133
Denominator:
Weighted average shares outstanding - basic	62,290,361	62,122,862	61,955,659
Dilutive securities outstanding	1,081,402	649,217	275,549
Weighted average shares outstanding - diluted	63,371,763	62,772,079	62,231,208
Earnings per share - basic	$1.50	$6.21	$0.63
Earnings per share - diluted	$1.48	$6.14	$0.63
Antidilutive securities outstanding (weighted average):
Stock options	64,797	13,792	16,511
Restricted shares	1,309	230	4,728
Total antidilutive securities outstanding	66,106	14,022	21,239

Sterling's dilutive securities outstanding are comprised of warrants held by certain investors (see Note 17), and restricted stock units and stock options (see Note 16).

14. Noninterest Expense:

The following table details the components of Sterling's noninterest expense:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Employee compensation and benefits	$181,544	$189,025	$171,643
Occupancy and equipment	39,935	42,930	39,878
Data processing	27,984	27,091	24,171
Professional fees	16,143	16,691	13,902
Depreciation	13,093	11,690	12,184
Merger and acquisition	10,837	11,976	1,012
Advertising	7,942	12,688	10,017
OREO operations	7,389	11,829	41,500
Amortization of other intangible assets	6,799	6,780	4,851
Travel and entertainment	5,911	5,756	5,420
FDIC insurance	5,827	7,493	14,328
Other	9,908	11,304	13,484
Total noninterest expense	$333,312	$355,253	$352,390

15. Income Taxes:

During 2013, Sterling recognized income tax expense of $37.9 million, reflecting a 29% effective tax rate. During 2012, an income tax benefit of $292.0 million was recognized, the result of reversing Sterling's deferred tax asset valuation allowance.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The effective tax rate for 2013 reflects permanent differences between book income and tax income from the Borrego acquisition bargain purchase gain, as well as tax exempt municipal bond and BOLI income. As of December 31, 2013, the net deferred tax asset was $284.1 million, including $242.3 million of net operating loss and tax credit carry-forwards, compared with $292.1 million as of December 31, 2012, including $274.0 million of net operating loss and tax credit carry-forwards.

The components of income tax expense (benefit) included in the consolidated statements of operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current income taxes:
Federal	$(27)	$(163)	$(248)
State	0	0	(27)
Total current income taxes	(27)	(163)	(275)

Deferred income taxes:
Federal	35,900	(269,968)	248
State	1,994	(21,912)	27
Total deferred income taxes	37,894	(291,880)	275
Total income tax (benefit) expense	$37,867	$(292,043)	$0

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
NOL carryforwards - federal	$206,841	$242,318
NOL carryforwards - state	19,831	21,443
Tax credits - federal	13,172	7,671
Tax credits - state	2,421	2,594
Allowance for losses on loans	54,951	61,385
Deferred compensation	13,727	10,760
Bonus accrual	4,901	4,670
Intangibles	4,591	2,284
Unrealized losses on available-for-sale securities	1,368	0
Purchase accounting premiums and discounts	3,470	2,087
Nonaccrual loans	2,543	1,931
Deferred rent	1,309	1,119
Other	1,143	3,394
Total deferred tax assets	330,268	361,656
Deferred tax liabilities:
Mortgage servicing rights	19,851	11,869
FHLB Seattle dividends	15,451	16,325
Deferred loan fees	6,799	5,867
Prepaid expenses	1,955	2,151
Fair value - loans held for sale	389	8,966
Unrealized gains on available-for-sale securities	0	22,627
ASC 740 (FIN 48) - temporary differences	0	5
Total deferred tax liabilities	44,445	67,810
Valuation allowance	(1,764)	(1,764)
Net deferred tax asset	$284,059	$292,082

As of December 31, 2013, the net operating loss carry-forwards represented the tax effect of $591.0 million of federal operating loss carry-forwards, $332.7 million of state operating loss carry-forwards, federal tax credits of $13.2 million, and state tax credits of $2.4 million. These operating loss carry-forwards and tax credits expire between 2014 and 2032.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table summarizes the calculation of Sterling's effective tax rates for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Deferred tax valuation allowance	0.0%	(347.8)%	(25.0)%
State taxes, net of federal benefit	3.5%	3.8%	0.0%
Tax-exempt interest	(1.8)%	(2.5)%	(6.3)%
Bank owned life insurance	(1.7)%	(3.2)%	(5.8)%
Tax credits	(2.4)%	0.0%	(1.6)%
Other, net	(3.7)%	3.2%	3.7%
Effective tax rate	28.9%	(311.5)%	0.0%

The following is a reconciliation of the beginning and ending amount of unrecognized tax positions for the periods presented:

	2013	2012	2011
	(in thousands)
Balance at January 1	$412	$525	$1,586
Additions - current year tax positions	70	70	75
Additions - prior year tax positions	0	0	0
Reductions - prior year tax positions	(55)	(183)	(1,136)
Balance at December 31	427	412	525
Accrued interest and penalties, net of tax effect at December 31	63	100	103
Total liability for unrecognized tax positions at December 31	$490	$512	$628

Sterling's tax positions for the years 2009 through 2013 remain subject to review by federal and state taxing authorities. Realization of $490,000 of unrecognized tax liabilities would result in an unfavorable impact to the effective tax rate.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

16. Stock Based Compensation:

The following table presents a summary of restricted stock unit activity during the periods:

	Shares	Weighted Average Grant Price
Balance, January 1, 2011	368,805	$18.24
Granted	130,021	17.18
Vested	(163,680)	18.50
Forfeited	(33,773)	16.63
Outstanding, December 31, 2011	301,373	$17.82

Balance, January 1, 2012	301,373	$17.82
Granted	305,157	20.06
Vested	(142,727)	19.44
Forfeited	(78,290)	17.02
Outstanding, December 31, 2012	385,513	$19.16

Balance, January 1, 2013	385,513	$19.16
Granted	253,378	22.27
Vested	(171,339)	18.14
Forfeited	(13,473)	19.63
Outstanding, December 31, 2013	454,079	$21.27

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents a summary of stock option activity during the periods:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2011	18,920	$1,357.97
Granted	0	0.00
Exercised	0	0.00
Expired	(2,600)	1,231.98
Forfeited	(520)	903.92
Outstanding, December 31, 2011	15,800	$1,393.65
Exercisable, December 31, 2011	14,011	$1,507.87

Balance, January 1, 2012	15,800	$1,393.65
Granted	0	0.00
Exercised	0	0.00
Expired	(1,211)	1,362.40
Forfeited	(2,190)	1,184.58
Outstanding, December 31, 2012	12,399	$1,433.63
Exercisable, December 31, 2012	11,996	$1,447.69

Balance, January 1, 2013	12,399	$1,433.63
Granted	245,847	21.69
Exercised	0	0.00
Expired	(5,524)	1,833.61
Forfeited	(96)	1,337.16
Outstanding, December 31, 2013	252,626	$50.87
Exercisable, December 31, 2013	77,301	$116.85

During the year ended December 31, 2013, the fair value of options granted were $1.6 million. The Black-Scholes option-pricing model was used in estimating the fair value of option grants. The weighted average assumptions used for 2013 grants were:

Year Ended December 31, 2013
Expected volatility	40%
Expected term (in years)	8.4
Expected dividend yield	3.28%
Risk free interest rate	1.55%

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents the weighted average remaining contractual life and the aggregate intrinsic value for stock options as of the dates indicated:

	Stock Options
	Outstanding		Exercisable
	Weighted Average Life	Intrinsic Value	Weighted Average Life	Intrinsic Value
	(Dollars in thousands)
December 31, 2013	9.0 years	$3,046	8.4 years	$889
December 31, 2012	1.3 years	0	1.2 years	0

As of December 31, 2013, a total of 4,936,148 shares remained available for grant under Sterling's 2007 and 2010 Long-Term Incentive Plans. Stock options outstanding have terms of six and 10 years. Stock based compensation expense recognized during the periods presented was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Stock options	$692	$43	$268
Restricted stock	4,255	3,765	3,595
Total	$4,947	$3,808	$3,863

As of December 31, 2013, unrecognized equity compensation expense totaled $7.4 million as the underlying outstanding awards had not yet been earned. This amount will be recognized over a weighted average period of 2.6 years.

17. Shareholders' Equity:

As of December 31, 2013 and 2012, Sterling had 10 million shares of preferred stock authorized, with no shares being issued and outstanding. As of December 31, 2013 and 2012, there were 151,515,151 shares of common stock authorized, with one class of common stock issued and outstanding at both dates. As of December 31, 2013, 62,363,741 shares of common stock were issued and outstanding. As of December 31, 2012, 62,207,529 shares of common stock were outstanding, and 62,176,628 shares of common stock were issued. The common stock has no par value.

As of December 31, 2013, there were 2,902,566 warrants outstanding, with an exercise price of $13.13. As of December 31, 2012, there were 2,749,044 warrants outstanding, with an exercise price of $13.86. These warrants were issued as part of the 2010 recapitalization, and have an expiration date of August 26, 2017. Adjustments to the number and exercise price of these outstanding warrants occurred in 2013 and 2012 due to dividend distributions triggering an anti-dilutive provision.

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Residential mortgage loans held for sale that were not committed to investors were $129.5 million and $419.1 million as of December 31, 2013 and December 31, 2012, respectively. The following table summarizes Sterling's mortgage banking operations and interest rate swaps:

	December 31, 2013
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$99,215	$1,740	$0
Forward commitments	211,000	2,231	0
Interest rate swaps - broker-dealer	21,054	0	516
Interest rate swaps - customer	22,090	508	0
	December 31, 2012
		Fair Value
	Notional	Asset	Liability
	(in thousands)
Interest rate lock commitments, net	$242,061	$9,035	$0
Forward commitments	531,000	0	1,881
Interest rate swaps - broker-dealer	44,846	0	2,144
Interest rate swaps - customer	36,158	2,148	0

The fair value of these derivatives is included in other assets and liabilities, respectively. Gains and losses on Sterling's mortgage banking derivative transactions are included in mortgage banking income, while gains and losses on Sterling's interest rate swap agreements are included in other noninterest income. The following table sets forth these gains and losses:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Mortgage banking operations	$(3,351)	$9,816	$(10,297)
Other noninterest income	143	(553)	61

Also included in mortgage banking income, was income from loan servicing of $10.3 million and $383,000 for the years ended December 31, 2013 and 2012, respectively, and a loss on loan servicing of $3.2 million for 2011.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

19. Offsetting Assets and Liabilities:

Certain derivatives and repurchase agreements are subject to net settlement. Depending on the governing disclosure rules or elections made by management, amounts are presented gross or net on the balance sheet. The following summarizes Sterling's interest rate swaps and securities sold under repurchase agreements, all of which Sterling presents on a gross basis on its balance sheet:

				Pledged Collateral on Balance Sheet
	Amount Recognized	Amount Offset on Balance Sheet	Amount Presented on Balance Sheet	Securities	Cash	Net Position
December 31, 2013	(in thousands)
Assets
Interest rate swaps	$508	$0	$508	$0	$0	$508
Total	$508	$0	$508	$0	$0	$508
Liabilities
Securities sold under repurchase agreements	$531,679	$0	$531,679	$531,679	$0	$0
Interest rate swaps	516	0	516	0	516	0
Total	$532,195	$0	$532,195	$531,679	$516	$0
December 31, 2012
Assets
Interest rate swaps	$2,148	$0	$2,148	$0	$0	$2,148
Total	$2,148	$0	$2,148	$0	$0	$2,148
Liabilities
Securities sold under repurchase agreements	$586,867	$0	$586,867	$586,867	$0	$0
Interest rate swaps	2,144	0	2,144	0	2,144	0
Total	$589,011	$0	$589,011	$586,867	$2,144	$0

Sterling's cash, and investments and MBS included cash and securities pledged against its interest rate swap and securities sold under repurchase agreements liabilities.

20. Commitments and Contingencies:

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

	December 31,
	2013	2012
	(in thousands)
Undisbursed loan funds - construction loans	$29,259	$16,499
Undisbursed lines of credit - commercial loans	571,889	524,065
Undisbursed lines of credit - consumer loans	520,844	399,691
Firm commitments to sell loans	7,502	28,485

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

As of December 31, 2013 and 2012, Sterling had approximately $19.2 million and $17.5 million of commercial and standby letters of credit outstanding, respectively. During the years ended December 31, 2013 and 2012, Sterling collected approximately $141,000 and $180,000 in fees from these off-balance sheet arrangements.

Future minimum rental commitments as of December 31, 2013, under non-cancelable operating leases with initial or remaining terms of more than one year, are as follows:

Amount
(in thousands)
Years ended:
December 31, 2014	$15,970
December 31, 2015	13,391
December 31, 2016	10,807
December 31, 2017	8,448
December 31, 2018	7,311
Thereafter	25,480
$81,407

Rent expense recorded for the years ended December 31, 2013, 2012 and 2011 was $17.0 million, $16.3 million and $15.2 million, respectively.

Merger Agreement. On September 11, 2013, Sterling entered into a definitive agreement to merge (the "Merger") with and into Umpqua Holdings Corporation ("Umpqua"), with headquarters in Portland, Oregon. Immediately after the Merger, Sterling Bank will merge with and into Umpqua Bank, an Oregon state chartered bank and wholly owned subsidiary of Umpqua. Upon completion of the mergers, the combined company will operate under the Umpqua Bank name and brand. The transaction is expected to be completed in the second quarter of 2014, subject to regulatory approval and other customary closing conditions. Under the terms of the Merger, Sterling shareholders will receive 1.671 shares of Umpqua common stock and $2.18 in cash, without interest, for each share of Sterling common stock. On February 25, 2014, the shareholders of both Sterling and Umpqua approved the Merger.

Merger Litigation. Sterling, its directors and Umpqua are named as defendants in three lawsuits pending in the Superior Court of Washington in and for Spokane County, which have been consolidated under the caption In re Sterling Financial Corp. Merger Litigation, Lead No. 13-2-03848-4. The consolidated litigation generally alleges that the directors of Sterling breached their duties to the Sterling shareholders by approving the Merger, failing to take steps to maximize shareholder value, engaging in a flawed sales process, and agreeing to deal protection provisions in the merger agreement that are alleged to unduly favor Umpqua. Umpqua is alleged to have aided and abetted the alleged breaches of duty. The consolidated litigation also alleges that the disclosures approved by the Sterling board in connection with the Merger and the vote thereon are false and misleading in various respects. As relief, the complaints seek, among other things, an injunction against consummation of the Merger, rescission of the Merger if it is effected, damages in an unspecified amount, and the payment of plaintiffs' attorneys' fees and costs. The defendants believe that the lawsuits are without merit. On January 16, 2014 the parties to the consolidated litigation entered into a memorandum of understanding to settle the consolidated litigation (such memorandum including plaintiffs' agreement to stay the consolidated litigation, except for proceedings relating to the settlement), subject to court approval and other customary conditions, including the execution of definitive documentation. The proposed settlement covers all holders of Sterling common stock (other than the defendants and their immediate families, heirs and assigns) from and including November 1, 2012 until the consummation of the Merger. The proposed settlement provides for the defendants to make certain additional disclosures, which were included in the proxy statement/prospectus that was mailed to Sterling shareholders in connection with the special meeting at which the Merger was approved. The proposed settlement does not provide for any other consideration from the defendants, including any monetary consideration (other than potentially attorneys' fees as described in the following paragraph). Sterling shareholders who are members of the proposed settlement class will, at a later date, receive written notice containing the full terms of the proposed settlement and proposed release of class claims and related matters.

In the event that the parties enter into a settlement, a hearing will be scheduled at which the Superior Court of Washington in and for Spokane County will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

approved by the court, it will resolve and release all claims in the consolidated litigation that were or could have been brought challenging any aspect of the proposed Merger, the merger agreement and the transactions contemplated thereby, and any disclosure made in connection therewith (but excluding dissenters' rights pursuant to Chapter 23B.13 of the WBCA), among other claims, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Superior Court of Washington in and for Spokane County for an award of attorneys' fees and expenses to be paid by Sterling or its successor, which the defendants may oppose. Sterling or its successor will pay or cause to be paid any attorneys' fees and expenses awarded by the Superior Court of Washington in and for Spokane County. There can be no assurance that the parties will ultimately enter into a settlement or that the Superior Court of Washington in and for Spokane County will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. Sterling management believes the proposed settlement will have no adverse material impact on Sterling.

Neither the memorandum of understanding nor the ultimate settlement is, and neither should be construed as, an admission of wrongdoing or liability by any defendant. Sterling, its directors and Umpqua continue to believe that the consolidated litigation is without merit and vigorously deny the allegations that Sterling's directors breached their fiduciary duties.

Securities Class Action Litigation. On December 11, 2009, a putative securities class action complaint, captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. The Court appointed City of Roseville Employees' Retirement System as lead plaintiff on March 9, 2010. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. The consolidated complaint purported to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The consolidated complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. On August 5, 2013, the court granted the motion to dismiss without prejudice. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint. The amended consolidated complaint names the same defendants, specifies the same class period, alleges the same violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks the same relief. The amended consolidated complaint contains similar allegations of improper disclosure regarding Sterling's lending practices, status of loans and reserving and accounting for loans. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint. Sterling believes the lawsuit is without merit and continues to vigorously defend against it. Failure by Sterling to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

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

21. Benefit Plans:

Sterling maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan subject to certain requirements. Under the plan, employees may elect to contribute up to 10% of their salary, and Sterling will make a matching contribution equal to 35% of the employee's contribution. Each employee may make a supplemental contribution of an additional 65% of their salary. All employee contributions vest immediately and, if applicable, employer contributions vest over the employee's first three years of employment. Employees have the option of investing their contributions among selected mutual funds and Sterling common stock. Sterling contributed $3.3 million during 2013, $2.9 million during 2012 and $2.8 million during 2011 to the employee savings plan.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Sterling sponsors supplemental executive retirement plans ("SERPs"). Sterling maintains and administers additional SERPs from past acquisitions. The SERPs are nonqualified, unfunded plans that are designed to provide retirement benefits for certain current and former key employees. All amounts and benefits were established and accrued at acquisition either by previous service or change of control clauses. Sterling continues to administer these benefit plans, as necessary. Sterling had recognized $1.1 million, $1.2 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011 in expenses related to the SERPs. As of December 31, 2013 and 2012, Sterling had $21.4 million and $19.6 million, respectively accrued for the SERPs.

In 2006, Sterling adopted a nonqualified deferred compensation plan (the "2006 DCP") which is primarily funded through employee deferral contributions. The 2006 DCP is designed to retain and attract key employees while serving as a vehicle to assist participants in deferring current compensation to a time when taxes may be at a more personally beneficial rate and aid in saving for long-term financial needs. Participation in the 2006 DCP is limited to Directors and a select group of management or highly compensated employees as determined by the plan Committee. No employer contributions have been made to the 2006 DCP. Sterling had $202,000, $172,000, and $94,000 of net expenses related to the 2006 DCP for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, Sterling had an accrued liability for the 2006 DCP of $4.4 million and $4.3 million, respectively.

During 2011, Sterling initiated an Employee Stock Purchase Plan ("ESPP"). Employees are eligible to participate in the ESPP, with share purchases discounted from 0% - 15% from the closing price of Sterling's common stock on the last day of the semiannual offering period. The applicable discount for 2013 and 2012 was 15%. During 2013 and 2012, 36,188 shares and 38,926 shares, respectively were issued under the plan, leaving 1,924,886 shares available for future purchase as of December 31, 2013.

22. Fair Value:

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

The carrying amounts and fair values of financial instruments as of the periods indicated were as follows. Other assets are comprised of FHLB stock and derivatives, while other liabilities are comprised of derivatives:

		December 31, 2013		December 31, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets:
Cash and cash equivalents	1	$545,435	$545,435	$331,550	$331,550
Investments and MBS:
Available for sale	2	1,429,812	1,429,812	1,513,157	1,513,157
Held to maturity	2	165	165	206	206
Loans held for sale	2	138,952	138,952	465,983	465,983
Loans receivable, net	3	7,331,228	7,344,637	6,101,749	6,154,296
Mortgage servicing rights, net	3	60,100	75,017	32,420	32,420
Other assets (1)	2	99,756	99,756	108,642	108,642
Financial liabilities:
Non-maturity deposits	2	5,373,544	5,373,544	4,697,147	4,697,147
Deposits with stated maturities	2	1,701,446	1,717,039	1,738,970	1,768,818
Borrowings	2	1,923,081	1,845,614	1,437,491	1,457,911
Other liabilities	2	516	516	4,025	4,025
(1) Other assets includes FHLB stock. As of December 31, 2013 and December 31, 2012, FHLB stock was carried at $95.3 million and $97.5 million, respectively.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents Sterling's financial instruments that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2013
Investment securities available for sale:
MBS	$1,239,900	$0	$1,239,900	$0
Municipal bonds	189,690	0	189,690	0
Other	222	0	222	0
Total investment securities available for sale	1,429,812	0	1,429,812	0
Loans held for sale	138,952	0	138,952	0
Loans receivable, net	26,462	0	0	26,462
Other assets - derivatives	4,479	0	4,479	0
Total assets	$1,599,705	$0	$1,573,243	$26,462
Other liabilities - derivatives	516	0	516	0
Total liabilities	$516	$0	$516	$0
December 31, 2012
Investment securities available for sale:
MBS	$1,308,838	$0	$1,308,838	$0
Municipal bonds	204,306	0	204,306	0
Other	13	0	13	0
Total investment securities available for sale	1,513,157	0	1,513,157	0
Loans held for sale	465,983	0	465,983	0
Loans receivable, net	23,177	0	0	23,177
Other assets - derivatives	11,183	0	11,183	0
Total assets	$2,013,500	$0	$1,990,323	$23,177
Contingent consideration	15,442	$0	$0	$15,442
Other liabilities - derivatives	4,025	0	4,025	0
Other liabilities - derivatives	$19,467	$0	$4,025	$15,442

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents the changes in fair value for loans receivable measured at fair value on a recurring basis using Level 3 inputs:

	Years Ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$23,177	$12,776
Transfers from held for sale	16,060	14,450
Principal payments and payoffs	(11,511)	(3,515)
Valuation adjustments	(1,264)	(534)
Ending balance	$26,462	$23,177

Differences between the aggregate fair value and the aggregate unpaid principal balance of loans receivable carried at fair value were $1.3 million, and $534,000 during the years ended December 31, 2013, and 2012, respectively, and were included in income from mortgage banking operations. Valuation adjustments were based on current market rates for comparable loans, in addition to discounts applied based on specific loan characteristics.

Contingent consideration represents the estimated liability for additional payments related to the First Independent transaction based on the application of a discounted cash flow methodology. The following table presents a roll-forward of contingent consideration.

	Years Ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$15,442	$0
Additions	0	11,700
Valuation adjustments	1,395	3,742
Payout	(16,837)	0
Ending balance	$0	$15,442

Valuation adjustments are included in noninterest expense within merger and acquisition expense. The final contingent consideration payment was made in the third quarter of 2013.

Derivatives include mortgage banking interest rate lock and loan delivery commitments, and interest rate swaps. See Note 11 for a further discussion of these derivatives. The differences between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale that are carried at fair value were included in earnings as follows:

	Years Ended December 31,
	2013	2012
	(in thousands)
Mortgage banking operations	$(17,299)	$11,447

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Sterling may be required to measure certain assets at fair value on a non-recurring basis from application of LOCOM accounting or write-downs of individual assets. The following table presents the carrying value for these assets as of the dates indicated:

	December 31, 2013
	Total Carrying Value	Level 1	Level 2	Level 3	Gains (Losses) During the Year Ended December 31, 2013
	(in thousands)
Loans	$118,037	$0	$0	$118,037	$(15,352)
OREO	522	0	0	522	(930)
Mortgage servicing rights	60,100	0	0	60,100	6,948
	December 31, 2012				Losses During the Year Ended December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Loans	$172,172	$0	$0	$172,172	$(27,649)
OREO	18,074	0	0	18,074	(1,296)
Mortgage servicing rights	32,420	0	0	32,420	(230)

The loans disclosed above represent the net balance of loans as of period end that have been individually evaluated for impairment during the years ended December 31, 2013 and 2012, with the losses comprised of charge-offs and increases in the specific reserve. OREO represents the carrying value of properties for which a specific reserve was recorded during the periods presented as a result of updated appraisals subsequent to foreclosure. The appraisals may use comparable sales and income approach valuation methods and may be adjusted to reflect current market or property information. In addition to the loan and OREO losses disclosed above, charge-offs at foreclosure for properties held as of period end totaled $884,000 and $3.9 million for the years ended December 31, 2013 and 2012, respectively. Fair value adjustments to the mortgage servicing rights were mainly due to market derived assumptions associated with mortgage prepayment speeds. Sterling carries its mortgage servicing rights at LOCOM, and they are accordingly measured at fair value on a non-recurring basis. Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

December 31, 2013
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors; selling costs ranging from 4.5% to 9%.
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment speed: residential 9.3%, commercial 11.7%; weighted average discount rate: residential 10.2%, commercial 15.7%.

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

23. Regulatory Capital:

The following table sets forth the respective regulatory capital positions for Sterling and Sterling Bank:

	Actual		Adequately Capitalized		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2013
Tier 1 leverage ratio
Sterling	$1,138,988	11.6%	$393,693	4.0%	$492,117	5.0%
Sterling Bank	1,112,281	11.3%	393,604	4.0%	492,005	5.0%
Tier 1 risk-based capital ratio
Sterling	1,138,988	14.9%	306,509	4.0%	459,764	6.0%
Sterling Bank	1,112,281	14.5%	306,681	4.0%	460,021	6.0%
Total risk-based capital ratio
Sterling	1,235,422	16.1%	613,018	8.0%	766,273	10.0%
Sterling Bank	1,208,768	15.8%	613,361	8.0%	766,701	10.0%
As of December 31, 2012
Tier 1 leverage ratio
Sterling	1,115,834	12.1%	367,909	4.0%	459,886	5.0%
Sterling Bank	1,100,443	12.0%	368,053	4.0%	460,066	5.0%
Tier 1 risk-based capital ratio
Sterling	1,115,834	17.5%	255,750	4.0%	383,625	6.0%
Sterling Bank	1,100,443	17.2%	255,875	4.0%	383,812	6.0%
Total risk-based capital ratio
Sterling	1,196,773	18.7%	511,499	8.0%	639,374	10.0%
Sterling Bank	1,181,421	18.5%	511,749	8.0%	639,687	10.0%

24. Segment Information:

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

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

	As of and for the Year Ended December 31, 2013
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$352,907	$26,114	$0	$379,021
Interest expense	49,634	0	5,153	54,787
Net interest income	303,273	26,114	(5,153)	324,234
Provision for credit losses	0	0	0	0
Noninterest income	73,380	67,670	(464)	140,586
Noninterest expense	246,185	80,592	6,535	333,312
Income (loss) before income taxes	$130,468	$13,192	$(12,152)	$131,508
Total assets	$10,147,510	$144,403	$27,336	$10,319,249

	As of and for the Year Ended December 31, 2012
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$360,901	$28,299	$0	$389,200
Interest expense	78,004	0	6,518	84,522
Net interest income	282,897	28,299	(6,518)	304,678
Provision for credit losses	9,980	20	0	10,000
Noninterest income	46,433	108,391	(571)	154,253
Noninterest expense	266,486	92,742	(3,975)	355,253
Income (loss) before income taxes	$52,864	$43,928	$(3,114)	$93,678
Total assets	$8,754,170	$477,127	$5,613	$9,236,910

	As of and for the Year Ended December 31, 2011
	Community Banking	Home Loan Division	Other and Eliminations	Total
	(in thousands)
Interest income	$387,365	$16,927	$0	$404,292
Interest expense	102,963	0	6,134	109,097
Net interest income	284,402	16,927	(6,134)	295,195
Provision for credit losses	56,507	71	(26,578)	30,000
Noninterest income	76,337	48,865	1,126	126,328
Noninterest expense	295,139	58,979	(1,728)	352,390
Income (loss) before income taxes	$9,093	$6,742	$23,298	$39,133
Total assets	$9,219,398	$2,594	$(28,755)	$9,193,237

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

25. Parent Company Only Financial Information:

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

Parent Only Balance Sheets	December 31,
	2013	2012
Assets:	(in thousands)
Cash and cash equivalents	$29,881	$24,443
Investments in subsidiaries:
Sterling Bank	1,416,724	1,417,025
Other subsidiaries	8,271	8,307
Other assets	15,463	20,755
Total assets	$1,470,339	$1,470,530
Liabilities and Shareholders' Equity:
Accrued expenses payable	$7,454	$3,072
Junior subordinated debentures	245,299	245,294
Due to affiliates	1,639	4,241
Shareholders' equity	1,215,947	1,217,923
Total liabilities and shareholders' equity	$1,470,339	$1,470,530

Parent Only Statements of Operations	Years Ended December 31,
(in thousands)	2013	2012	2011
	(in thousands)
Interest income	$216	$268	$300
Interest expense	6,034	6,785	6,433
Net interest expense	(5,818)	(6,517)	(6,133)
Equity in net earnings of subsidiary	104,497	380,294	50,961
Noninterest expenses	11,090	5,385	5,699
Income before income taxes	87,589	368,392	39,129
Income tax benefit	6,052	17,329	4
Net income	$93,641	$385,721	$39,133

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Parent Only Statements of Cash Flows	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$93,641	$385,721	$39,133
Adjustments to reconcile net income to net cash used in operating activities	(102,676)	(412,528)	(42,051)
Net cash used in operating activities	(9,035)	(26,807)	(2,918)
Cash flows from investing activities:
Investments in subsidiaries, net	0	0	0
Dividends from subsidiary	72,800	52,600	0
Net cash provided by investing activities	72,800	52,600	0
Cash flows from financing activities:
Net proceeds from stock issuances	868	3,791	0
Dividends paid	(59,195)	(49,743)	0
Net cash used in financing activities	(58,327)	(45,952)	0
Net change in cash and cash equivalents	5,438	(20,159)	(2,918)
Cash and cash equivalents, beginning of year	24,443	44,602	47,520
Cash and cash equivalents, end of year	$29,881	$24,443	$44,602

26.  Quarterly Financial Data (Unaudited):

The following tables present Sterling's condensed operations on a quarterly basis for the years ended December 31, 2013 and 2012:

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Interest income	$90,757	$94,017	$96,444	$97,803
Interest expense	13,863	13,603	13,896	13,425
Net interest income	76,894	80,414	82,548	84,378
Provision for credit losses	0	0	0	0
Net interest income after provision	76,894	80,414	82,548	84,378
Noninterest income	37,566	42,003	31,890	29,127
Noninterest expenses	81,929	81,678	85,334	84,371
Income before income taxes	32,531	40,739	29,104	29,134
Income tax benefit	(9,853)	(12,978)	(8,056)	(6,980)
Net income	22,678	27,761	21,048	22,154
Earnings per share - basic	$0.36	$0.45	$0.34	$0.36
Earnings per share - diluted	$0.36	$0.44	$0.33	$0.35
Weighted average shares outstanding - basic	62,242,183	62,289,437	62,309,270	62,319,497
Weighted average shares outstanding - diluted	63,004,784	63,107,913	63,461,018	63,613,271

STERLING FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
27.  Subsequent Event:

On February 19, 2014 Sterling entered into a definitive agreement for the sale of six depository branches located in Coos County and Douglas County, Oregon to Banner Bank ("Banner"), a wholly owned subsidiary of Banner Corporation. The branches are being divested in connection with the Merger pursuant to agreements with the United States Department of Justice and the Federal Reserve Board. Under the terms of the agreement, Sterling Bank will pay a negative premium of approximately $7.0 million for Banner to acquire approximately $226 million of deposits and $95 million of performing loans. This transaction is subject to completion of the Merger, regulatory approval and other customary closing conditions, and is expected to be completed during the second quarter of 2014.