Form 10-K/A
period 2013-12-31
STERLING FINANCIAL CORP /WA/
filed 2014-04-18
CIK 891106

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
The number of shares outstanding of the registrant's common stock as of April 16, 2014 was 62,469,331.
DOCUMENTS INCORPORATED BY REFERENCE
None

STERLING FINANCIAL CORPORATION
DECEMBER 31, 2013 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Sterling Financial Corporation (“Sterling,” “we” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2014 (the “Original Form 10-K”), to provide the information required in Part III, Items 10 through 14. There are no other changes to the disclosures in the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosures as presented in the Original Form 10-K, except for Parts III and IV thereof, as referenced herein.

The information in Part III referred to above was to be incorporated into our Original Form 10-K by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders. Our Proxy Statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year, December 31, 2013, and we are therefore filing this Form 10-K/A so that such information is incorporated within the required time period.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS OF STERLING FINANCIAL CORPORATION

Our Board of Directors is responsible for the oversight of the overall affairs of Sterling. During fiscal 2013, individuals serving on the Board included Directors Howard P. Behar, Leslie S. Biller, Paula E. Boggs, Joshua D. Bresler, Ellen R.M. Boyer, David A. Coulter, Robert C. Donegan, C. Webb Edwards, William L. Eisenhart, Robert H. Hartheimer, Scott L. Jaeckel, until his resignation in April 2013, Maria M. Pope, Michael F. Reuling, and J. Gregory Seibly, Sterling's Chief Executive Officer ("CEO"). The age, as of the date that this Form 10-K/A was filed with the SEC, business experience, and position of each of the Directors currently serving is provided below. Each Director brings a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including corporate governance, board service, executive management, banking, risk management, finance and marketing. The biographies of each of the current Directors includes information about the skills, qualifications and attributes of each Director that led to the conclusion that he or she should serve on Sterling's Board.

Howard P. Behar

Mr. Behar, 69, has served as a Director of Sterling since his appointment in March 2011 and currently serves as a member of Sterling's Compensation and Governance Committee and Credit and Risk Committee. Mr. Behar has almost 50 years of retail and consumer business experience. He was part of the leadership team at Starbucks Coffee Company for over 13 years and held numerous positions including President of North American operations as well President of Starbucks Coffee International. He also served as a member of the board of directors of Starbucks Coffee Company from 1996 to 2008. Additionally, Mr. Behar has served on a number of corporate as well as nonprofit boards including, The GAP, Shurgard Storage and Anna's Linens where he is currently chairman of the compensation and corporate governance committee, and Education Elements. Mr. Behar is also chairman of the University of Washington Foundation and is a co-founder of the Washington Business Alliance. The qualifications considered in his appointment as a Director of Sterling included his broad multi-unit retail experience, management and leadership experience, national recognition and relationships within the global business community.

Leslie ("Les") S. Biller

Mr. Biller, 66, has served as a Director of Sterling and as Chairman of the Board since his appointment in August 2010 and currently serves as Chair of Sterling's Compensation and Governance Committee and as a member of Sterling's Credit and Risk Committee. Mr. Biller has more than 30 years of banking and investment experience. He began Harborview Capital, a private investment company in 2012. In 2002, Mr. Biller retired as Vice Chairman and Chief Operating Officer of Wells Fargo & Company. Prior to Wells Fargo, Mr. Biller was President and Chief Operating Officer of Norwest Corporation. He has also served in executive leadership roles at Bank of America and at Citicorp. Mr. Biller earned his Bachelor's degree in chemical engineering from City College of New York and a Masters of Business Administration from Xavier University. He serves on the boards of Ecolab, Inc., Knowledge Schools, Inc. and Knowledge Universe Education LLP and previously served on the board of PG&E Corporation. Mr. Biller also serves as a director of the 5th Avenue Theater. The qualifications of Mr. Biller considered in his appointment as a Director of Sterling included his management experience; banking experience; national recognition and relationships within the banking industry; finance experience and Master of Business Administration degree.

Paula E. Boggs

Ms. Boggs, 54, has served as a Director of Sterling since her appointment in June 2013 and currently serves as a member of Sterling's Compensation and Governance Committee. Ms. Boggs is the founder and member of Boggs Media, LLC. Ms. Boggs joined Starbucks Coffee Company in 2002, serving as its Executive Vice President, General Counsel and Secretary, leading the Law & Corporate Affairs department until her retirement in 2012. In 2010, President Obama named Ms. Boggs to the White House Council for Community Solutions. In addition to serving as a Johns Hopkins University Trustee for 15 years, Ms. Boggs has served on a number of corporate as well as nonprofit boards, including School of Rock, LLC, Pinnacle Holdings, Inc., American Red Cross, KEXP 90.3 FM, and Premera Blue Cross. Ms. Boggs received a Bachelor of Arts degree in international studies from The Johns Hopkins University and a Juris Doctor from the University of California at Berkeley School of Law. The qualifications considered in her appointment as a Director of Sterling included her legal experience; management and leadership experience; national recognition and relationships within the global business community.

Ellen R. M. Boyer

Ms. Boyer, 54, has served as a Director of Sterling since her appointment in December 2007 and currently serves as the Chair of Sterling's Audit Committee and as a member of Sterling's Credit and Risk Committee. She served as Chief Financial Officer and Chief Operating Officer of Wesley Homes from August 2011 until April 2014. Wesley Homes is a continuing care retirement community based in the Seattle area. Prior to joining Wesley Homes, Ms. Boyer served as the Chief Financial Officer and Chief Operating Officer for nine years at Kibble & Prentice, an insurance and financial services company. Ms. Boyer previously served as the Chief Financial Officer for several technology companies in the Pacific Northwest. Ms. Boyer has been a Certified Public Accountant since 1984 and received her Bachelor's degrees from Oregon State University. The qualifications of Ms. Boyer considered in her appointment as a Director of Sterling included her financial management experience; accounting experience; insurance and financial services experience; business operations experience, including mergers and acquisitions, and relationships with the Puget Sound business community. The Board has determined that Ms. Boyer is an "audit committee financial expert" as defined by the SEC.

Joshua D. Bresler

Mr. Bresler, 36, has served as a Director of Sterling since his appointment in May 2013 and currently serves as a member of Sterling's Compensation and Governance Committee. Mr. Bresler is a Managing Director at Thomas H. Lee Partners, L.P. (“THL”). Prior to joining THL, Mr. Bresler worked at Goldman, Sachs & Co. in the Investment Banking Division’s Financial Institutions Group. Mr. Bresler is currently a member of the board of directors of SMS Systems Maintenance Services Inc., and CompuCom Systems, Inc. and previously served on the Michael Foods, Inc. board of directors. Mr. Bresler holds an A.B. in Economics, magna cum laude, from Harvard University and an M.B.A. from Harvard Business School. The qualifications of Mr. Bresler considered in his appointment as a Director of Sterling included his management experience; finance experience; investment banking experience; relationships within the banking industry; and Master of Business Administration degree.

David A. Coulter

Mr. Coulter, 66, has served as a Director of Sterling since his appointment in August 2010 and currently serves as a member of Sterling's Compensation and Governance Committee and Credit and Risk Committee. Mr. Coulter is Vice Chairman of Warburg Pincus, LLC. He was previously Vice Chairman of J.P. Morgan Chase & Co. from December 2000 to December 2005. Prior to joining J.P. Morgan Chase, Mr. Coulter led the West Coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that, Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation, where he worked from 1976 to 1999. Mr. Coulter is a member of the board of directors of Strayer Education, Inc., Webster Financial Corporation, Aeolus Re, Triton Container and MBIA, Inc. Mr. Coulter also serves on the boards of Asia Society, the National Mentoring Partnership, Lincoln Center and Carnegie Mellon University. Within the past five years, Mr. Coulter also served on the boards of Metavante Technologies, Irvine Company and PG&E Corporation. Mr. Coulter holds a Bachelor's degree in mathematics and economics and a master's degree in industrial administration, both from Carnegie Mellon University. The qualifications of Mr. Coulter considered in his appointment as a Director of Sterling included his management experience; banking experience; investment banking experience; national recognition and relationships within the banking industry; finance experience and Master of Industrial Administration degree.

Robert C. Donegan

Mr. Donegan, 60, has served as a Director of Sterling since his appointment in October 2010 and currently serves as a member of Sterling's Audit Committee and as vice-chair of Sterling Bank's Directors Trust Committee. Prior to joining Sterling as a Director, Mr. Donegan served as a Director of Golf Savings Bank from 2006 until Golf Savings Bank was merged with and into Sterling Bank. Mr. Donegan has been President of Ivar's, Inc., one of Seattle's oldest restaurant companies with more than 60 locations, since September of 2001. From 1997-2001, Mr. Donegan served as Chief Financial Officer and a director of Ivar's, Inc. Prior to joining Ivar's, Inc. in 1997, Mr. Donegan was Executive Vice President and Chief Financial Officer of Peet's Coffee. Mr. Donegan received his master's degree in Public and Private Management from the Yale School of Management. Mr. Donegan was the Chair of the Board of the Seattle Metropolitan Chamber of Commerce in 2012 and 2013, and is currently a board member of the Seattle Aquarium, the Chief Seattle Council of the Boy Scouts, the Seattle Historic Waterfront Association and the Seattle Sports Commission. The qualifications considered in Mr. Donegan's appointment as a Director of Sterling included his management experience; banking experience; relationships with the Puget Sound business community and his Master of Public and Private Management degree.

C. Webb Edwards

Mr. Edwards, 66, has served as a Director of Sterling since his appointment in March 2011 and serves as a member of Sterling's Audit Committee and as chair of Sterling Bank's Directors Trust Committee. He is currently Chief Executive Officer of WORTH, LLC, a strategy and technology consulting firm and is the co-founder of Ganart Technologies. He previously served as President of Wells Fargo Services, the technology and operations subsidiary of Wells Fargo & Company, from May 1999 until his retirement in January 2005. Mr. Edwards served as President of Norwest Services, Inc. and Corporate Executive Vice President of Norwest Corporation in Minneapolis from May 1995 to April 1998. Prior to 1995, Mr. Edwards served as Executive Vice President of First Interstate Bancorp in California and Senior Vice President of Mercantile National Bank in Texas. Mr. Edwards completed graduate and post-graduate work in economics and finance at Middle Tennessee State University and attended Stonier Graduate School of Banking, University of Tennessee Executive Management School, and the Harvard Business School's Executive Education Program. The qualifications of Mr. Edwards considered in his appointment as a Director of Sterling included his banking technology experience; management experience; banking experience; relationships within the banking industry and his economics and finance degrees.

William ("Ike") L. Eisenhart

Mr. Eisenhart, 62, has served as a Director of Sterling since his appointment in January 2004, as Chairman of the Board from October 2009 to August 2010 and currently serves as a member of Sterling's Compensation and Governance Committee and Credit and Risk Committee. He is the owner of Strix, LLC, an independent financial consulting firm to privately held and publicly traded companies on investment banking matters. Previously, Mr. Eisenhart was a Managing Director at Dain Bosworth, Inc., in Seattle, a Partner in Corporate Finance for Cable Howse & Ragen in Seattle, Washington and Vice President of Corporate Finance at Goldman, Sachs & Co. in New York City. Currently, he serves as a member of the Finance Committee of the YMCA of Greater Seattle and is Co-Chair of the Schools Committee of the Harvard Club of Seattle. Mr. Eisenhart received a Bachelor's degree from Harvard University and a Master of Business Administration degree from the University of Chicago. The qualifications of Mr. Eisenhart considered in his appointment as a Director of Sterling included his financial management experience; investment banking experience; financial services experience; relationships with the Puget Sound business community and Master of Business Administration degree.

Robert H. Hartheimer

Mr. Hartheimer, 56, has served as a Director of Sterling since his appointment in September 2010 and currently serves as the Chair of Sterling's Credit and Risk Committee and as a member of Sterling's Audit Committee. Mr. Hartheimer is President of Hartheimer LLC, based in Washington, D.C., which provides senior-level counsel to banks, investment firms, financial services companies and other companies on financial, regulatory, strategic and governance matters. From 2002 to 2008, Mr.

Hartheimer was a Managing Director at Promontory Financial Group, a preeminent bank regulatory consulting firm. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation (the "FDIC"), where he and a small team created the Division of Resolutions to sell failed banks. He went on to serve as director of this division. Both before and after the FDIC, Mr. Hartheimer was an investment banker working with banks and financial services companies including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer is currently a member of the board of directors of Higher OneHoldings, an electronic payments company. Mr. Hartheimer received a Bachelor's degree from Hamilton College and a Master of Business Administration from The Wharton School of the University of Pennsylvania. The qualifications of Mr. Hartheimer considered in his appointment as a Director of Sterling included his financial management experience; investment banking experience; financial services experience; regulatory experience; relationships within the banking industry and regulatory community and Master of Business Administration degree.

Maria M. Pope

Ms. Pope, 49, has served as a Director of Sterling since her appointment in June 2013 and currently serves as a member of Sterling's Audit Committee and Credit and Risk Committee. Ms. Pope has worked for Portland General Electric Company since January 1, 2009. She has been Senior Vice President, Power and Supply and Operations, and Resource Strategy for Portland General Electric Company since her appointment in March 2013. Prior to her appointment, Ms. Pope served as Senior Vice President, Finance, Chief Financial Officer and Treasurer from January 2009 until her appointment in March 2013. Ms. Pope served as Vice President and Chief Financial Officer of Mentor Graphics Corporation, a software company based in Wilsonville, Oregon, from July 2007 to December 2008. Prior to joining Mentor Graphics, Ms. Pope served as Vice President and General Manager of the Wood Products Division of Pope & Talbot, Inc. from December 2003 to April 2007. Ms. Pope has served on a number of corporate as well as nonprofit boards, including Factory Mutual Insurance Company, Portland General Electric Company, Pope Resources, LLP, TimberWest Forest Corporation, Oregon Health & Science University and Premera Blue Cross. Ms. Pope received a Bachelor’s degree from Georgetown University and a Master of Business Administration from Stanford Graduate School of Business. The qualifications considered in her appointment as a Director of Sterling included her management and leadership experience; finance experience and Master of Business Administration degree.

Michael F. Reuling

Mr. Reuling, 67, has served as a Director of Sterling since his appointment in December 2006 and currently serves as a member of Sterling's Compensation and Governance Committee and as a member of Sterling Bank's Directors Trust Committee. He has been President of Reuling Development Consulting, a real estate development consulting firm in Boise, Idaho since retiring as Vice Chairman of Albertson's, Inc., a national supermarket/superdrugstore company, where he held various positions for 28 years. Additionally, he has been a Senior Advisor to Clarion Consulting, a real estate consulting firm based in Irvine, California, since April of 2009. He also serves as vice chair of the board of trustees of Saint Alphonsus Health System, which operates four hospitals and numerous medical clinics in southwest Idaho and eastern Oregon. Mr. Reuling received a Bachelor of Arts degree in economics from Carleton College and a Juris Doctor from the University of Michigan. The qualifications of Mr. Reuling considered in his appointment as a Director of Sterling included his management experience; real estate industry experience; relationships with the real estate community and relationships with the Boise business community.

J. Gregory Seibly

Mr. Seibly, 50, has served as a Director and CEO of Sterling since November 2009, and as President of Sterling and as Chief Executive Officer of Sterling Bank since December 2009. Mr. Seibly began serving as acting President and Chief Executive Officer of Sterling and acting Chief Executive Officer of Sterling Bank in October 2009. Mr. Seibly had previously served as President of Sterling Bank, beginning in January 2009. In 2007, Mr. Seibly joined Sterling as Executive Vice President and Chief Production Officer. Before joining Sterling, Mr. Seibly was the President of U.S. Bank—California. He has also held executive level positions in commercial banking at Wells Fargo Bank and in healthcare finance at Bank of America. Mr. Seibly currently serves on the following community boards: the executive board of the Boy Scouts of America - Inland Northwest Council and the board of directors of the United Way of Greater Spokane. He is also on the following industry related boards: Pacific Coast Bankers School and the Washington Bankers Association. He received his Bachelor's degree in business administration and finance from Indiana University. The qualifications of Mr. Seibly considered in his appointment as a Director of Sterling included his management experience; banking experience; finance experience; business administration and finance degree; relationships within the banking industry and relationships with the business community throughout Sterling's footprint.

EXECUTIVE OFFICERS

In addition to Mr. Seibly, the executive officers of Sterling for 2013 were Robert G. Butterfield, David S. DePillo, Ezra A. Eckhardt, Steven D. Hauschild, Patrick J. Rusnak and Andrew J. Schultheis. Each of the executive officers has been deemed to be an executive officer pursuant to the rules and regulations of the SEC. Of these executive officers, Mr. Seibly, as CEO, Mr. Rusnak, as Chief Financial Officer ("CFO"), Messrs. DePillo, Eckhardt and Schultheis, as the three most highly compensated executive officers other than the CEO and CFO, are deemed to be Sterling's Named Executive Officers as such term is defined under the SEC's rules and regulations.

Robert G. Butterfield

Mr. Butterfield, 45, serves as Senior Vice President, Controller and Principal Accounting Officer of Sterling. Mr. Butterfield has also served as Senior Vice President and Controller of Sterling's wholly owned subsidiary, Sterling Bank, since October 2004. Mr. Butterfield joined Sterling Bank in 2001. Mr. Butterfield is a certified public accountant and received a Bachelor's degree from Eastern Washington University.

David S. DePillo

Mr. DePillo, 52, serves as Vice Chairman and Chief Lending Officer of Sterling. Mr. DePillo was appointed as Chief Credit Officer of Sterling Bank effective October 2010. In March 2012, Mr. DePillo became Chief Lending Officer of Sterling Bank and in July 2012, Mr. DePillo was appointed to the newly created executive position of Vice Chairman of Sterling. Mr. DePillo has more than 25 years of financial management, banking and investment experience. He most recently served as the Vice Chairman of the Board of Fremont General Corporation and of Fremont Investment & Loan, its wholly owned bank subsidiary, and served as President of both companies from 2007 to 2009. From 1999 through 2006, he served as the Vice Chairman, President and Chief Operating Officer of Commercial Capital Bancorp Inc. ("CCBI") and its subsidiary companies. Prior to CCBI, Mr. DePillo served as a first Vice President and Director of multifamily banking for Home Savings of America, and as the President and Chief Operating Officer for its real estate development subsidiaries and for H.F. Ahmanson & Co., its thrift holding company. Mr. DePillo received a Bachelor's degree in Accounting from California State University Northridge.

Ezra A. Eckhardt

Mr. Eckhardt, 43, serves as Chief Operating Officer ("COO") of Sterling and as President and COO of Sterling Bank. Mr. Eckhardt has served as COO of Sterling since November 2009, as President of Sterling Bank since December 2009, and as COO of Sterling Bank since January 2009. Mr. Eckhardt began serving as acting COO of Sterling and acting President of Sterling Bank in October 2009. He previously served as Chief Administrative Officer of Sterling Bank, beginning in September 2006, and joined Sterling as Technical Corporate Services Manager in August 2004. Mr. Eckhardt is a former adjunct professor at the Gonzaga University Graduate School of Business, a member of the Executive Committee of Greater Spokane Incorporated, a member of the board of directors of Gonzaga Preparatory School, a member of the board of directors of Downtown Spokane Partnership, and was appointed by Governor Christine Gregoire to the board of directors of SIRTI (formerly known as Spokane Intercollegiate Research and Technology Institute). He is a distinguished graduate of the U.S. Military Academy at West Point. Mr. Eckhardt also received a Master of Business Administration from Gonzaga University and has advanced training in applied statistics from the Rochester Institute of Technology.

Steven D. Hauschild

Mr. Hauschild, 57, serves as Chief Credit Officer ("CCO") of Sterling. Mr. Hauschild has served as CCO since February 2012. Prior to that, he served as Executive Vice President and Chief Approval Officer of Sterling Bank from February 1, 2010 until February 2012. Mr. Hauschild has over 30 years of banking experience. He previously worked for Washington Mutual from 1999 to October 2005 responsible for commercial banking in Eastern Washington and Northern Idaho and for the Farm Credit System from May 1980 to November 1998. In the Farm Credit System, Mr. Hauschild served as a senior portfolio manager for CoBank and was responsible for mid-market banking activities for the 11 western states, with teams in California and Washington. He has also served as the senior approval officer for Ag America, managed the credit review and appraisal review function for the Farm Credit Banks of Spokane and was a senior credit officer. He has also served on a number of community boards. Mr. Hauschild received a Master of Business Administration from Washington State University and a Bachelor's of Business Administration from Gonzaga University.

Patrick J. Rusnak

Mr. Rusnak, 50, serves as Chief Financial Officer of Sterling, a position he has held since February, 2011. Mr. Rusnak previously served in several executive roles for AmericanWest Bank, including as Chief Executive Officer from July 2008 to December 2010, as Director from November 2008 to December 2010, as Chief Financial Officer from March 2007 to December 2010 and as Chief Operating Officer from September 2006 to July 2008. He also served in the same capacities for AmericanWest Bancorporation, the former holding company for AmericanWest Bank, from the same inception dates until October 2013 when the bankruptcy liquidations process was concluded. Prior to his employment with AmericanWest Bancorporation, Mr. Rusnak was the Chief Operating Officer of Western Sierra Bancorp from May 2005 through June 2006. Mr. Rusnak has also held the position of Executive Vice President of Umpqua Holdings Corporation from July 2004 to February 2005 and as Executive Vice President/Chief Financial Officer of Humboldt Bancorp from October 2000 until its acquisition by Umpqua Holdings Corporation. Mr. Rusnak received a Bachelor's of Science degree from Saint Joseph's University and is also a graduate of the BAI Banking School at Vanderbilt University.

Andrew J. Schultheis

Mr. Schultheis, 43, serves as Executive Vice President and General Counsel of Sterling, a position he has held since May 2011. Prior to joining Sterling, Mr. Schultheis was a partner at the law firm of Witherspoon Kelley Davenport and Toole, P.S., where he worked with a range of public and private companies, including serving as Sterling's primary counsel, from 2005 to 2011. Mr. Schultheis has also served as Sterling's Corporate Secretary since February 2006. Prior to that, Mr. Schultheis practiced at Fenwick & West LLP, a Silicon Valley-based law firm. His practice covered a broad array of matters, including corporate, securities, mergers and acquisitions, and regulatory matters. Mr. Schultheis received a Bachelor's degree from Whitman College and a Juris Doctor from the University of Michigan.

INFORMATION CONCERNING THE BOARD AND ITS COMMITTEES

Board Composition

Although Sterling does not have a formal policy with regard to the diversity of the Board, Sterling does seek to ensure that candidates reflect a variety of professional experience, education, skills, regional business connections, differences of viewpoint and other individual qualities.

To assist in carrying out its duties, the Board has delegated authority to the Audit Committee, the Compensation and Governance Committee and the Credit and Risk Committee. See "Committees of the Board" for more information relating to the duties and composition of these committees.

In the interim period between annual meetings of shareholders, the Board has the authority under Sterling's bylaws to fill vacancies and may increase or decrease the size of the Board by amending the bylaws. The Directors are elected annually.

Sterling has proactively taken steps to establish a corporate governance framework that affirms high standards of business conduct, emphasizes the importance of integrity and honesty in the conduct of our business, and ensures the integrity of the controls and procedures implemented by our Directors, officers and employees, including our internal control over financial reporting. Actions we have taken to establish this corporate governance framework include: maintaining a Board composed of a majority of independent Directors; adoption of charters for committees of the Board; adoption of Corporate Governance Guidelines; adoption of a Code of Ethics for Sterling Directors, officers and employees, and providing a procedure for shareholders and employees to communicate with the Board. We believe that the ethical foundations outlined in our corporate governance framework are critical to our ongoing success and creating long-term maximization of shareholder value.

Board Leadership Structure and Risk Oversight Role

Although a separation of the roles of Chairman of the Board and CEO is not mandated by any provision of law or Sterling's articles of incorporation or bylaws, the Board currently believes that, given Sterling's size and the complexity of its business, having Mr. Biller serve as Chairman of the Board and Mr. Seibly serve as CEO provides for an appropriate balance of authority between management and the Board. Additionally, the Board believes that this structure presently makes the best use of both Mr. Biller's and Mr. Seibly's extensive knowledge of the banking industry. Sterling's Board administers its risk oversight function through the policy approval function of the Board and through the work of Sterling's various committees that meet throughout the year and report to the Board on an ongoing basis, as further described herein. In particular, the Board created the Credit and Risk Committee to assist the Board in fulfilling its risk oversight responsibilities. Additionally, the

Audit Committee serves a risk management oversight function by overseeing accounting and financial reporting, and internal audit and independent audit functions. Further, the Compensation and Governance Committee seeks to minimize enterprise risk by helping the Board and Sterling maintain good corporate governance.

Committees of the Board

The current composition of each Board Committee is set forth below.

Name	Audit	Compensation and Governance	Credit and Risk
Howard P. Behar		X	X
Leslie S. Biller		X*	X
Paula E. Boggs		X
Ellen R.M. Boyer	X *		X
Joshua D. Bresler		X
David A. Coulter		X	X**
Robert C. Donegan	X
C. Webb Edwards	X**
William L. Eisenhart		X**	X
Robert H. Hartheimer	X		X*
Maria M. Pope	X		X
Michael F. Reuling		X
J. Gregory Seibly
*    Committee Chair
** Committee Vice Chair
(1) Directors Donegan, Edwards (Chair), and Reuling also serve on the Directors Trust Committee of Sterling Bank.

Audit Committee. The Audit Committee has been established in accordance with the rules of the SEC and NASDAQ for the purpose of overseeing Sterling's accounting and financial reporting processes, the audits of the financial statements, as well as compliance with legal and regulatory requirements. The Audit Committee reviews the independent registered public accounting firm's qualifications, independence and performance and is responsible for the retention, supervision and termination of such firm as well as for resolving any disagreements between management and the independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee is also responsible for reviewing the adequacy of the authority, responsibilities and functions of Sterling's internal audit department. The Audit Committee is not responsible for conducting reviews of auditing or accounting procedures. Management has primary responsibility for Sterling's financial reporting process and for preparing Sterling's financial statements. Sterling's independent registered public accounting firm is responsible for performing an independent audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Audit Committee ensures that oversight is provided at the board level and also advises, counsels and directs management on the basis of the information it receives, discussions with the independent registered public accounting firm and the experience of the Audit Committee’s members in business, financial and accounting matters.

The members of the Audit Committee are Directors Boyer (Chair), Donegan, Edwards, Hartheimer and Pope. The Audit Committee held 12 meetings during 2013. Each of the current members of the Audit Committee has been determined by the Board to be "independent" and financially literate as required by the NASDAQ rules and the applicable rules and regulations of the SEC. Members of the Audit Committee have reviewed and discussed with management and the independent registered public accounting firm the periodic reports of Sterling prior to filing such reports with the SEC. No member of the Audit Committee has participated in the preparation of the financial statements of Sterling or its subsidiaries at any time during the past three years. The Board has determined that Ms. Boyer is an "audit committee financial expert" as defined by the SEC. The Audit Committee operates under a written charter reviewed and approved annually by Sterling's Board. Sterling's Audit Committee Charter is publicly available on Sterling's website at www.sterlingfinancialcorporation.com/corporategovernance.

Compensation and Governance Committee. The Compensation and Governance Committee reviews and makes recommendations to the Board with respect to general compensation strategies, policies and practices and determines the compensation of the CEO and all other executive officers of Sterling. The Compensation and Governance Committee has the authority to engage independent legal counsel, compensation consultants and other advisers (collectively "Compensation Advisers"). In retaining Compensation Advisers, the Compensation and Governance Committee will consider independence factors adopted by the SEC in Rule 10C-1 under the Exchange Act. The Compensation and Governance Committee identifies individuals qualified to become members of the Board, oversees governance matters, and recommends to the Board a slate of nominees for election by the shareholders at each annual meeting of Sterling. At the request of the Board, the Compensation and Governance Committee recommends, for approval by the Board, nominees to fill vacancies or new positions on the Board as they may occur or be created from time to time, all in accordance with Sterling's bylaws. The Compensation and Governance Committee identifies potential nominees from various sources, including recommendations from Directors and officers of Sterling. The Compensation and Governance Committee will consider nominees recommended by shareholders upon submission in writing to the Chairman of the Board the names of such nominees, together with their qualifications for service as Directors of Sterling. Individuals recommended by shareholders are evaluated in the same manner as other potential nominees. The Compensation and Governance Committee reviews and discusses recommendations received for Director candidates and evaluates the qualifications of such candidates before selecting a slate of nominees to be recommended to the Board. Qualifications that are considered in evaluating Director candidates include interest in Sterling's mission, complementary knowledge, cultural fit, connections within the geographical area in which Sterling operates, familiarity with banking or related topics, diversity, community leadership, public company board experience, time availability and such other criteria as the Compensation and Governance Committee shall determine to be relevant. The Compensation and Governance Committee also develops, recommends and periodically reviews corporate governance guidelines for Sterling. In determining whether a Director is eligible to serve on the Compensation and Governance Committee, the Board considers whether the Director is affiliated with Sterling, a subsidiary of Sterling or an affiliate of a subsidiary of Sterling to determine whether such affiliation would impair the Director's judgment as a member of the Compensation and Governance Committee. The members of the Compensation and Governance Committee are Directors Behar, Biller (Chair), Boggs, Bresler, Coulter, Eisenhart, and Reuling, each of whom has been determined by the Board to be "independent" as that term is defined by the NASDAQ rules and the applicable rules and regulations of the SEC. Mr. Jaeckel, who also served on the Compensation and Governance Committee during the portion of 2013 he remained a member of the Board, was also determined by the Board to be "independent." The Compensation and Governance Committee held 8 meetings in 2013. The Compensation and Governance Committee operates under a written charter that is reviewed by the Compensation and Governance Committee on an annual basis and approved annually by Sterling's Board. Sterling's Compensation and Governance Committee Charter is publicly available on Sterling's website at www.sterlingfinancialcorporation.com/corporategovernance.

For information on the role of compensation consultants in determining or recommending the amount or form of executive or Director compensation, see "Compensation Discussion and Analysis – Role of Compensation Consultant."

Credit and Risk Committee. The Credit and Risk Committee assists the Board in fulfilling its oversight responsibilities regarding Sterling's enterprise risk management, receiving information regarding Sterling's policies, procedures and practices relating to risk, and discussing material regulatory issues, compliance matters, and emerging risks to Sterling. The Credit and Risk Committee works with various management committees to assess and manage Sterling's exposure to risk. These management committees regularly report to the Credit and Risk Committee. The Credit and Risk Committee is also responsible for annually reviewing and approving the process for assessing and revising Sterling's policies, reviewing and monitoring Sterling's established risk guidelines and establishing risk frameworks for monitoring and reporting risks. Additionally, the Credit and Risk Committee receives and reviews information regarding enterprise risk management activities and practices of Sterling. The Credit and Risk Committee also receives information from the information security officer, who is charged by the Board with implementing, maintaining and executing security policies, programs and standards that meet or exceed the standards prescribed by federal supervisory agencies. Together with the Audit Committee, the Credit and Risk Committee assesses the effectiveness of Sterling Bank's compliance program. The members of the Credit and Risk Committee are Directors Behar, Biller, Boyer, Coulter, Eisenhart, Hartheimer (Chair) and Pope. The Credit and Risk Committee held 5 meetings in 2013. Sterling's Credit and Risk Committee operates under a written charter that is reviewed annually by the Credit and Risk Committee and approved by the Board. Sterling's Credit and Risk Committee Charter is publicly available on Sterling's website at www.sterlingfinancialcorporation.com/corporategovernance.

Attendance of Directors

The Board of Sterling held 30 meetings during 2013 and the independent members of the Board also met in executive session during every regularly scheduled Board meeting. Each Director who served on the Board in 2013 attended at least

75% of such meetings and those of the Board committees on which the Director served during the portion of the year in which the Director was an active member of the Board. It is Sterling's policy that members of the Board should attend all annual meetings of shareholders except for absences due to causes beyond the reasonable control of the Directors. At Sterling's 2013 Annual Meeting, all of the then-current Directors were in attendance.

Code of Ethics

The Board has adopted a Code of Ethics that applies to all Sterling employees and Directors, including Sterling's senior financial officers. The Code of Ethics is publicly available on Sterling's website at www.sterlingfinancialcorporation.com/corporategovernance.

Communication with the Board

Shareholders may send communications to the Board of Sterling by addressing such correspondence to:

Andrew J. Schultheis
Executive Vice President, General Counsel and Secretary
Sterling Financial Corporation
111 North Wall Street
Spokane, WA 99201

As General Counsel and Corporate Secretary, Mr. Schultheis monitors shareholder communications, forwards correspondence to the appropriate committee(s) or Director(s), and facilitates an appropriate response.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder, Sterling's Directors, executive officers and beneficial owners of more than 10% of any registered class of Sterling equity securities are required to file reports of their ownership of Sterling's securities and any changes in that ownership with the SEC. Based solely on its review of copies of these reports and on written representations from such reporting persons, Sterling believes that during 2013 all such filing requirements were complied with.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Executive Summary

At the annual meeting of shareholders held on April 29, 2013, Sterling held an advisory vote on executive compensation. Although the vote was non-binding, the Compensation and Governance Committee and the Board considered the outcome of the vote when determining compensation policies and setting compensation for each Named Executive Officer. Approximately 97% of the shares of Sterling common stock that were voted on the proposal were voted for the approval of the compensation of the Named Executive Officers as discussed in Sterling’s 2013 Proxy Statement. The Compensation and Governance Committee and the Board believe that the results of this advisory vote show strong support for Sterling’s compensation policies and procedures.

In 2013, the primary compensation decisions of the Compensation and Governance Committee involved the continued focus on creating a competitive compensation program to attract and retain top executive talent while providing executives with incentives to promote and sustain company performance and shareholder return. Following Sterling's exit under the Troubled Asset Relief Program’s Capital Purchase Program, adjustments to compensation programs in 2013 included: (i) the realignment of base compensation toward market peer levels; (ii) the elimination of the use of salary stock; (iii) the re initiation of market standard approaches for cash incentives; and (iv) re- aligning vesting periods for equity awards. The Board's view of the current period compensation is included in the Compensation Comparison Table on page 20 of this Form 10-K/A.

When setting incentive and equity executive compensation levels for 2013, the Compensation and Governance Committee considered that while the Home Loan Division did not achieve its goals due primarily to changes in mortgage interest rates, the other departments substantially exceeded their goals and thus the Compensation and Governance Committee felt Sterling met its principal financial performance goals for 2013, and that each of the Named Executive Officers generally met their individual performance goals other than the Company-wide financial goal. In conjunction with the ongoing turnaround at Sterling, Sterling's performance still lagged in key financial measures relative to peers. However, in connection with the pending merger with Umpqua, the Compensation and Governance Committee also recognized the additional work, goals and achievements the executive officers accomplished throughout 2013. As a result, annual bonuses were generally paid out at target levels, with adjustments for individual performance as appropriate, and long-term incentives were generally below or at target levels, so that the total compensation of each Named Executive Officer generally aligned with median peer group compensation levels.

Sterling's executive compensation program is modeled in accordance with evolving best practices, and includes reasonable change-in-control protections with no excise tax gross ups, and robust stock ownership guidelines, including retention ratios and holding periods.

The purpose of this Compensation Discussion and Analysis is to explain what the elements of compensation are, why the Compensation and Governance Committee selects these elements, and how the Compensation and Governance Committee determined the relative size of each element of compensation for 2013 in light of the factors described below.

Compensation Philosophy and Objectives

Sterling seeks to attract and retain a highly qualified management team and promote a strong pay-for-performance culture by aligning compensation with superior short and long-term performance that builds shareholder value.

Sterling's Board believes that compensation should:

•	relate to the value created for shareholders by being tied to the financial performance and condition of Sterling and each executive officer's contribution thereto;

•	reward individuals who help Sterling achieve its short-term and long-term objectives and thereby contribute significantly to the success of Sterling;

•
help to attract and retain the most qualified individuals available by being competitive in terms of compensation paid to persons having similar responsibilities and duties in other companies in the same and closely-related industries;

•	motivate executive officers to provide excellent leadership and achieve goals;

•	discourage executive officers from excessive risk taking;

•	reflect the qualifications, skills, experience and responsibilities of each executive officer; and

•	connect the interests of Sterling's executive officers and Sterling's employees with those of Sterling's shareholders.

Sterling uses a compensation framework with multiple payment components to balance various short-term and long-term objectives. This framework is designed to balance the executives' need for current cash (including funds to cover taxes on long-term incentives) and security with long-term shareholders’ interests. Short-term objectives are addressed through salary and annual incentives, while long-term objectives, are addressed through equity grants. The following table summarizes the desired outcomes from each pay element.

Plan Component	Fixed/Variable	Duration	Type of Payout	Desired Outcome
Base Salary	Fixed	Annual	Cash	Achieve market equitable pay while rewarding performance based on skills, experience and responsibilities.

Incentive	Variable	Annual	Cash	Increase net income through improved revenue growth and efficiency.

Long Term Incentive (Restricted Stock Units and Options)	Variable	Long Term Vesting	Equity	Increase stock price and improve shareholder return.

The appropriate level of compensation for each executive officer is expected to be aligned with Sterling's overall performance, Sterling's financial performance, market compensation rates, an individual's experience, tenure and relative responsibility within the organization, attainment of his or her personal objectives and contribution to the attainment of Sterling's objectives.

Role of Compensation and Governance Committee

The Compensation and Governance Committee, which is comprised of seven independent Directors, is responsible for performing compensation committee functions, as provided under the rules and regulations of the SEC and NASDAQ, including administration of the compensation of the CEO and the other executive officers, and oversight of all of Sterling's executive compensation programs, policies and governance. The Compensation and Governance Committee is also responsible for ensuring that Sterling's incentive compensation does not encourage taking unnecessary and excessive risks that could potentially threaten the value of the financial institution and that any features in the plans that may encourage the manipulation of Sterling's reported earnings to enhance the compensation of an employee are limited.

The primary responsibility of the Compensation and Governance Committee is to conduct reviews of Sterling's general executive compensation policies and practices, and oversee and evaluate Sterling's overall compensation structure to ensure that Sterling's compensation objectives are fulfilled and in compliance with applicable regulatory requirements. The actions taken by the Compensation and Governance Committee are subject to appropriate review by Sterling's Board.

Direct responsibilities of the Compensation and Governance Committee with respect to compensation-related decisions as set forth in the Compensation and Governance Committee's charter include: evaluating goals and objectives relevant to compensation of the CEO, evaluating the CEO's performance in light of those goals and objectives and determining and approving the compensation level for the CEO and all other executive officers; reviewing the compensation recommendations made by the CEO regarding certain key employees; communicating to the Board regarding the appropriateness of goals, objectives, performance and compensation for such employees; approving all grants of equity-based compensation to executive officers and key employees; recommending to the Board compensation policies for outside Directors; reviewing performance-based and equity-based incentive plans for the CEO and other executive officers and key employees, and reviewing other benefit programs presented by the CEO; and oversight of risk assessments of Sterling's compensation programs to ensure that Sterling's incentive compensation does not encourage unnecessary and excessive risks that could potentially threaten the value of the institution.

Role of Sterling's Management

Sterling's compensation framework is also designed to ensure direct supervision and accountability with regard to performance evaluations at each level of the organization. For this reason, the Compensation and Governance Committee is directly responsible for determining the total compensation package for the CEO, who in turn is directly responsible for recommending to the Compensation and Governance Committee the compensation packages for the executive officers that report directly to the CEO. This system continues in sequence throughout Sterling's reporting structure, so that the compensation of each employee is based upon an evaluation of the employee's performance by the employee's direct supervisor, subject to approval by the next higher level of management, and an overall review by Sterling's human resources department.

Direct responsibilities of Sterling's management include, but are not limited to: providing an ongoing review of the effectiveness of the compensation programs, including competitiveness, and alignment with Sterling's objectives; recommending changes, if necessary, to ensure achievement of all compensation program objectives; and recommending pay levels, payout and/or awards for executive officers other than the CEO for approval by the Compensation and Governance Committee.

Role of Compensation Consultant

The Compensation and Governance Committee is advised from time to time by outside compensation consultants on its compensation policies and programs, and periodically reviews compensation survey data or "benchmarking" data provided by recognized compensation consultants. In 2013, Sterling engaged Frederick W. Cook & Co. ("Cook & Co.") to advise the Compensation and Governance Committee on all matters related to executive officer and director compensation. Specifically, Cook & Co. provided relevant market data, current updates regarding trends in executive and director compensation, advice on program design, and recommendations regarding specific compensation decisions for the Chairman of the Board, the CEO and the executive officers of Sterling.

In 2013 the Compensation and Governance Committee considered the factors delineated by the SEC in Rule 10C-1 and concluded that the work performed by Cook & Co. and its senior advisor did not raise any conflict of interest with Sterling.

Peer Group Benchmarking

Working with Cook & Co., Sterling analyzed the existing peer group from 2012 and determined that the same peer institutions would be used for compensation benchmarking in 2013 except that National Penn Bancshares replaced Pacific Capital Bancorp, which was acquired in late 2012. The peer group represents banking institutions that most closely resembled Sterling from a business perspective, including institutions that as of December 31, 2012 had assets of between $6.3 billion and $22 billion. Twenty total peer institutions help to ensure that any statistical analysis of the peer group would be valid and not significantly impacted by the movement of a small subset of the peers. Using the same peer group from year to year provides consistency and eliminates unnecessary volatility in the peer group data. The companies recommended by Cook & Co. and the Compensation and Governance Committee to be included in Sterling's peer group are as follows:

Compensation Peer Group
Company Name	Ticker	City	State	Total Assets 2012 ($000)
1 Bank of Hawaii	BOH	Honolulu	HI	13,728
2 Cathay General Bancorp	CATY	Los Angeles	CA	10,694
3 Citizens Business Bank	CVBF	Ontario	CA	6,363
4 Commerce Bancshares	CBSH	Kansas City	MO	22,160
5 Cullen/Frost Bankers	CFR	San Antonio	TX	23,124
6 First Interstate BancSystem	FIBK	Billings	MT	7,722
7 First Midwest Bancorp	FMBI	Itasca	IL	8,100
8 First National Bank	FNB	Hermitage	PA	12,024
9 International Bancshares	IBOC	Laredo	TX	11,883
10 National Penn Bancshares	NPBC	Boyertown	PA	8,530
11 Old National Bancorp	ONB	Evansville	IN	9,544
12 Prosperity Bancshares	PRSP	Houston	TX	14,584
13 SVB Financial Group	SIVB	Santa Clara	CA	22,766
14 TCF Financial	TCB	Wayzata	MN	18,226
15 Trustmark	TRMK	Jackson	MS	9,829
16 UMB Financial	UMBF	Kansas City	MO	14,927
17 Umpqua Holdings	UMPQ	Portland	OR	11,795
18 United Bankshares	UBSI	Charleston	WV	8,420
19 Washington Federal	WAFD	Seattle	WA	13,107
20 Wintrust Financial	WTFC	Lake Forest	IL	17,520

Sterling Financial Corporation	STSA	Spokane	WA	9,237

Components of Compensation

Sterling's executive compensation program has historically been comprised of base salary, bonus, long-term compensation (stock options, restricted stock, RSUs and deferred compensation), benefits, and perquisites. Base salary and perquisites provide a base level of compensation to each executive officer as well as some degree of security, and encourages the executives' day-to-day productivity. Annual cash incentives are designed to motivate the executives to meet profitability, regulatory and individual performance goals. Long-term incentives are designed to motivate the executive officer to focus on long-term strategic goals that will produce both desirable financial performance building long-term shareholder value for Sterling and long-term rewards for the executives.

Base Salary. Sterling pays its executives base salaries intended to be competitive and to take into account the individual's qualifications, experience, performance, responsibilities, and past and potential contribution to Sterling. The Compensation and Governance Committee also takes into account Sterling's financial and operating performance as compared with industry averages, and considers the diverse skills required of its executives to manage its operations and performance. The Compensation and Governance Committee also reviews the peer group data to confirm that the base salary levels are competitive with comparable positions at peer institutions.

Annual Cash Incentive Compensation. The purpose of annual cash incentive compensation is to provide cash compensation on an annual basis that is performance-based and contingent on the achievement of annual business and operating objectives, as well as goals and objectives established for each individual.

Long-Term Incentive Plans. The Compensation and Governance Committee believes that long-term incentive plans provide a competitive incentive that links the achievement of long-term financial goals and individual performance, resulting in greater shareholder value. The purpose of these plans is to encourage the ownership of Sterling common stock, attract and retain qualified employees, develop and maintain strong management and employee loyalty, and give suitable recognition to an individual's material contributions to Sterling's success. Sterling believes that awarding equity to executives provides retention value and creates ownership alignment among executives and shareholders.

In determining the amount of equity awards to be granted to the executive officers, the Compensation and Governance Committee and the Board, after consultation with management, selected discretionary amounts for certain executive officers that put each near the peer group median for total compensation. The Compensation and Governance Committee and the Board believed the 2013 equity awards were commensurate with each individual's performance and position at Sterling. See "—Grants of Plan-Based Awards" for the details of each restricted stock unit grant.

Deferred Compensation Plan. In 2006, Sterling Bank adopted a nonqualified Deferred Compensation Plan (the "Sterling Savings DCP"), which is primarily funded through employee deferral contributions. The Sterling Savings DCP was designed to retain and attract key employees and Directors while serving as a vehicle to assist participants in deferring current compensation to a time when taxes may be at a more personally beneficial rate and aid in saving for long-term financial needs. Although the Sterling Savings DCP does allow for employer contributions, other than a few signing bonuses related to new hires or retention following corporate acquisitions, no employer contributions have been made to the Sterling Savings DCP. Participation is limited to Directors and a select group of management or highly compensated employees as determined by the plan committee. Currently, Mr. Eckhardt, Mr. Rusnak and Mr. Seibly are the only Named Executive Officers with account balances in the Sterling Savings DCP.

Perquisites. Effective in January 2013 Sterling no longer provided the auto allowance perquisite for certain executive officers, as their base salary is considered to provide adequate current compensation.

2013 Compensation of Named Executive Officers

The Compensation and Governance Committee worked with Cook & Co. to review Sterling's peer group for purposes of compensation benchmarking and the current compensation of the executive officers to ensure that appropriate peer companies were included. The Compensation and Governance Committee also worked with Cook & Co. to analyze peer group compensation structures to identify practices with regard to the appropriate mix of salary, bonus and long term incentives. This information was considered by the Compensation and Governance Committee when setting total cash compensation for 2013 and establishing appropriate bonus targets for 2013 performance with a goal of aligning Sterling's compensation practices with those of its peer group and banking industry best practices following the transition out of the special regulatory requirements that impacted pay practices over the past several years. The Compensation and Governance Committee also discontinued the use of salary stock as a component of compensation for 2013.

As Sterling's compensation program was being reorganized to better align with peer institutions and pay for performance principles, the Compensation and Governance Committee, in conjunction with management, worked to develop a more robust structure for setting executive compensation in alignment with Sterling’s performance and individual performance in 2013. The Compensation and Governance Committee and management worked to establish set targets as a percentage of base salary for each executive's annual cash incentive and long-term incentive that would generally align with peer institution practices and result in total direct compensation approximating the median of the peer group for target payouts if Sterling and individual goals were achieved at target levels.

In analyzing 2013 performance of the Named Executive Officers, the Compensation and Governance Committee considered the following criteria: Sterling's principal financial performance goal, expense management, and individual goals for each Named Executive Officer, as described in the table below:

Name	2013 Performance Goals
	Sterling's Financial Performance Goal	Sterling's Overall Expense Management	Business Line Expense Management	Cumulative Business Line Revenue
J. Gregory Seibly	x	x
Patrick J. Rusnak	x	x
Ezra A. Eckhardt	x	x	x	x
Davis S. DePillo	x	x	x	x
Andrew J. Schultheis	x	x	x

In reviewing the individual performance of each Named Executive Officer, overall contribution to Sterling's 2013 performance by area of responsibility was considered. Sterling's principal financial performance goal for 2013 was net income of $103 million. For 2013, although the Home Loan Division did not achieve its goal due primarily to changes in interest rates, the other departments substantially exceeded their goals. Taking into consideration these items, as well as the achievements in connection with the Umpqua merger, the CEO and the Compensation and Governance Committee determined that the expense management goal was substantially met for 2013. In developing the recommendations for short-and long-term incentive payments for 2013 performance, the peer group target levels and the proposed targets for the Named Executive Officers for 2013 served as a framework for determining appropriate aggregate compensation levels in light of the performance considerations discussed here. The Compensation and Governance Committee generally followed this recommendation and made further discretionary adjustments as necessary to generally align aggregate compensation levels with the market median as determined from the peer group and survey data reviewed by the Committee as presented by Cook & Co. and to address individual considerations for each executive, as discussed below.

In addition to the considerations described above, the Compensation and Governance Committee and the Board made the following determinations for each individual Named Executive Officer:

J. Gregory Seibly. Mr. Seibly's compensation in 2013 consisted of an annual base salary of $772,500, representing a 3% increase over his previous base salary, which had not increased since 2010. When evaluating Mr. Seibly's 2013 performance, the Compensation and Governance Committee considered whether the following individual performance goals had been achieved in addition to Sterling's principal financial performance goal and the expense management goal: improvement in Sterling's return on equity and return on assets; and continued growth through mergers and acquisitions. After considering that Sterling improved its return on equity and return on assets (excluding the recapture of the deferred tax asset), and that Sterling continued to experience growth through mergers and acquisitions in 2013 the Compensation and Governance Committee determined that Mr. Seibly had met his individual performance goals.

Based on his overall 2013 performance and the company goal considerations discussed above, the Compensation and Governance Committee determined that Mr. Seibly should be awarded a discretionary bonus of $579,375 that was equivalent to approximately 75% of his base salary, which is in line with the Compensation and Governance Committee’s determination in 2013 that if Mr. Seibly’s 2013 goals were achieved his compensation framework would include a discretionary bonus of 75% of his base salary. In order to ensure that his aggregate compensation package included an approximately equal mix of short-term and long-term incentives that together aligned with median compensation levels Mr. Seibly also a received a restricted stock unit (“RSU”) award on March 7, 2014 with a grant date fair value of $819,982. The RSU award will vest over four years at 25% on each anniversary of the grant date. Including these awards, Mr. Seibly's total direct compensation for 2013 performance is just below the peer group market median for total direct pay, consistent with the Compensation and Governance Committee targeting the median total direct compensation for the peer group because of the overall performance of Sterling in relation to its peers.

Patrick J. Rusnak. Mr. Rusnak's compensation in 2013 consisted of an annual base salary of $375,000. When evaluating Mr. Rusnak's 2013 performance, the Compensation and Governance Committee considered whether the following individual performance goals had been achieved in addition to Sterling's principal financial performance goal and the expense management goal: improvement in Sterling's return on equity and return on assets; and continued growth through mergers and acquisitions. After considering that Sterling improved its return on equity and return on assets (excluding the recapture of the deferred tax asset), and that Sterling continued to experience growth through mergers and acquisitions in 2013, the Compensation and Governance Committee determined that Mr. Rusnak had met his individual performance goals.

Based on his overall 2013 performance and the company goal considerations discussed above, the Compensation and Governance Committee determined that Mr. Rusnak should be awarded a discretionary bonus of $337,500, which represents 90% of his 2013 base salary. The Compensation and Governance Committee determined this was appropriate based on their goal of targeting the median total direct compensation for the peer group and considering Mr. Rusnak was ineligible for equity awards as he would not be continuing with Sterling following the merger with Umpqua. These awards generally put his total direct compensation for 2013 at 10% below the peer group market median for total direct pay.

Ezra A. Eckhardt. Mr. Eckhardt's compensation in 2013 consisted of an annual base salary of $530,000. When evaluating Mr. Eckhardt's 2013 performance, the Compensation and Governance Committee considered whether his individual goals of business line expense management and improving cumulative business line revenue had been achieved in addition to Sterling's principal financial performance goal and the expense management goal. After considering that the business lines under the responsibility of Mr. Eckhardt met or exceeded their revenue objectives in 2013, the Compensation and Governance Committee determined that Mr. Eckhardt had met his individual performance goals.

Based on his overall 2013 performance and the company goal considerations discussed above, Mr. Eckhardt was awarded a discretionary bonus of $318,000, which aligns with his 2013 target percentage of 60% of base salary, which is in line with the Compensation and Governance Committee’s determination in 2013 that if Mr. Eckhardt’s 2013 goals were achieved his compensation framework would include a discretionary bonus of 60% of his base salary. Additionally, Mr. Eckhardt received an RSU award on March 7, 2014 with a grant date fair value of $449,999. The equity award will vest over four years at 25% on each anniversary of the grant date. Including these awards, Mr. Eckhardt’s total direct compensation for 2013 performance is at 6% above the peer group market median for total direct pay. In light of the achievement of his personal goals and overall company performance, the Compensation and Governance Committee determined that this variance above the market median was appropriate to reward 2013 performance.

David S. DePillo. Mr. DePillo's compensation in 2013 consisted of an annual base salary of $400,000. When evaluating Mr. DePillo's 2013 performance, the Compensation and Governance Committee considered whether his individual goals of business line expense management and improving cumulative business line revenue had been achieved in addition to Sterling's principal financial performance goal and the expense management goal. After considering that the business lines under the responsibility of Mr. DePillo met or exceeded their revenues objectives in 2013, the Compensation and Governance Committee determined that Mr. DePillo had met his individual performance goals.

Based on his overall 2013 performance and the company goal considerations discussed above, Mr. DePillo was awarded a discretionary bonus of $270,000 which is 67% of base salary, which is in line with the Compensation and Governance Committee’s determination in 2013 that if Mr. DePillo’s 2013 goals were achieved his compensation framework would include a discretionary bonus of 60% of his base salary. Additionally, Mr. DePillo received an RSU award on March 7, 2014 with a grant date fair value of $374,994. The equity award will vest over four years at 25% on each anniversary of the grant date. Including these awards, Mr. DePillo’s total direct compensation for 2013 performance is at 35% above the peer group market median for total direct pay. In light of the achievement of his personal goals and overall company performance, and the significance of his role with respect to the multi-family and commercial banking units, the Compensation and Governance Committee determined that this variance above the market median was appropriate to reward 2013 performance.

Andrew J. Schultheis. Mr. Schultheis' compensation in 2013 consisted of an annual base salary of $300,000. When evaluating Mr. Schultheis' 2013 performance, the Compensation and Governance Committee considered whether the following individual performance goals had been achieved in addition to Sterling's principal financial performance goal and expense management goal: business line expense management; improvement in Sterling's risk management and improvement in Sterling's regulatory and legal compliance; and continued growth through mergers and acquisitions. After considering that the business line expense management goal was achieved, Sterling's continued improvement in regulatory and legal compliance and Sterling’s continued growth through mergers and acquisitions in 2013, the Compensation and Governance Committee determined that Mr. Schultheis had met his individual performance goals.

Based on his overall 2013 performance and the company goal considerations discussed above, Mr. Schultheis was awarded a discretionary bonus of $150,000, which is 50% of base salary, which is in line with the Compensation and Governance Committee’s determination in 2013 that if Mr. Schultheis’ 2013 goals were achieved his compensation framework would include a discretionary bonus of 50% of his base salary. Additionally, Mr. Schultheis received an RSU award on March 7, 2014 with a grant date fair value of $224,983. The equity award will vest over four years at 25% on each anniversary of the grant date. The Compensation and Governance Committee determined that Mr. Schultheis should receive a greater portion of his 2013 incentives in equity awards, rather than cash bonus, in order to further align his interests with the long term interests of shareholders by increasing his ownership of company stock. Accordingly, the equity award is equal to 75% of his base salary. Including these awards, Mr. Schultheis’ total direct compensation for 2013 performance is at 11% above the peer group market median for total direct pay. In light of the achievement of his personal goals and overall company performance, the Compensation and Governance Committee determined that this variance above the market median was appropriate to reward 2013 performance.

2014 Subsequent Compensation Event

In April 2014, in addition to the equity grants made to the Named Executive Officers, as outlined above, Sterling granted an additional RSU award to certain of the Named Executive Officers and other key employees. These awards are not intended to be compensation related to the 2013 fiscal year. The Compensation and Governance Committee and the Board’s primary objective for these additional RSU awards was to ensure retention of executives and key employees who will play important roles in ensuring that the merger integration with Umpqua goes smoothly. As the Compensation and Governance Committee and the Board considered vesting alternatives, they concluded that a two year cliff vesting was appropriate based upon the expected period to satisfactorily complete the integration, and also due to the fact that this aligns with the final term of the employment agreements entered into between Umpqua and the Sterling executive officers who will be receiving these additional equity grants. The following discretionary awards were granted based upon the Compensation and Governance Committee’s evaluation that the following executive officers were key employees involved in ensuring a successful integration with Umpqua: Seibly - $525,000; Eckhardt - $325,000; DePillo - $325,000; and Schultheis - $200,000.

Employment Agreements

In 2012, upon the adoption of the Change in Control Plan, as described below, all employment agreements were replaced by the Change in Control Plan.

Change in Control Plan

In 2012, Sterling implemented a Change in Control Plan (the "CIC Plan"), which provides for benefits if an employee's employment is involuntarily terminated by a successor to Sterling or if the executive is constructively discharged within 24 months following a change in control of Sterling. The Board adopted the CIC Plan in order to implement a consistent program of benefits for current and future executive officers and other key leaders of Sterling. The CIC Plan replaced the employment agreements between Sterling and some of its executive officers and other senior leaders and provides consistent benefits to those who did not previously have an employment agreement providing for benefits on a change in control. As a result of the prior employment agreements being terminated, none of Sterling's executive officers are currently entitled to the Code Section 280G gross up provisions to which some officers were previously entitled under their former agreements. Participation is limited to a select group of management and highly compensated employees who were selected for participation by the Board and who signed a participation agreement under the CIC Plan. Benefits are calculated based on:(1) a multiple of monthly base compensation and target bonus; (2) the cost of COBRA continuation coverage minus the then current employee portion of premiums for the same benefit multiple up to 18 months; and (3) a bonus payment for the year of termination prorated through the date of termination of employment. The CIC Plan benefits are generally contingent on participants' agreement to non-competition and non-solicitation clauses with a duration equal to half of the monthly benefits multiple, e.g., if a participant is offered twelve months of benefits, the non-competition and non-solicitation clauses shall be for six months; provided however, that the CIC Plan does not currently require non-competition or non-solicitation obligations for participants receiving a benefits multiple of 6 months or less. The Named Executive Officers are entitled to the following level of CIC Plan benefits: Seibly – 30 months; Eckhardt – 30 months; Rusnak – 24 months; DePillo – 24 months; Schultheis – 24 months. For Messrs. Seibly, Eckhardt, DePillo and Schultheis, in the event the merger with Umpqua is completed, the CIC Plan will be superseded by the employment agreements that these individuals entered into with Umpqua.

Policy on Equity Ownership

During 2011, the Board adopted stock ownership guidelines for the executive officers and non-employee directors. The ownership guidelines apply to all directors and certain executive officers. The ownership targets under the guidelines are as follows: five times cash base salary or annual cash retainer for the CEO and non-employee directors, three times cash base salary for the COO, and two times cash base salary for all other designated officers. All shares awarded under Sterling's long-term incentive plans, net shares withheld for related taxes, must be held until the applicable ownership target is met.

Thereafter, provided the stock ownership threshold is maintained, the guidelines provide for a holding period of one year for 50% (or 75% for the CEO, COO and directors) of net award shares, after reduction for applicable taxes and any exercise price applicable to an award. For purposes of determining an individual's ownership percentage, generally all shares that are owned directly or indirectly, will be counted, including those obtained outside of Sterling's long-term incentive plans. For purposes of determining if the ownership target is met, the guidelines use the average closing price per share over the 180-days prior to the calculation date.

In order to avoid creating conflicts between an executive officer's or Director's interests and the interests of shareholders, Sterling's Insider Trading Policy prohibits all Sterling employees and directors from trading in options, warrants, puts and calls or similar instruments on Sterling securities, selling Sterling securities short, holding Sterling securities in margin accounts or otherwise engaging in hedging transactions with respect to Sterling securities. The Insider Trading Policy also prohibits the pledging of shares of Sterling common stock as collateral for loans or other financing transactions unless in compliance with the policy.

Summary Compensation Table

The following table sets forth information concerning compensation received by the Named Executive Officers for services in all capacities to Sterling and its subsidiaries during the fiscal year ended December 31, 2013.

							Change in Pension Value and
							Nonquali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
		Salary(1)	Bonus(2)	Awards(3)	Awards	sation	Earnings	sation(4)	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
J. Gregory Seibly	2013	766,458	579,375	449,997	112,513	0	0	28,061	1,936,404
President and CEO of Sterling Financial	2012	750,264	562,500	955,339	0	0	0	15,843	2,283,946
Corp. and CEO of Sterling Savings Bank	2011	750,204	0	893,467	0	0	0	12,975	1,656,646
Patrick J. Rusnak (5)	2013	377,885	337,500	159,980	40,004	0	0	6,125	921,494
Executive Vice President and CFO of	2012	450,000	112,500	225,005	0	0	0	5,950	793,455
Sterling Financial Corp.	2011	398,077	0	200,017	0	0	0	4,913	603,007
Ezra A. Eckhardt	2013	528,658	318,000	187,985	47,005	0	0	18,912	1,100,560
Chief Operating Officer of Sterling and	2012	525,268	315,000	529,971	0	0	0	14,686	1,384,925
President and Chief Operating Officer of
Sterling Savings Bank	2011	525,343	0	588,892	0	0	0	12,975	1,127,210
David S. DePillo	2013	403,846	270,000	191,988	48,004	0	0	4,242	918,080
Vice Chairman of Sterling Financial Corp.	2012	494,233	0	1,000,019	0	0	0	5,189	1,499,441
and Chief Lending Officer of Sterling
Savings Bank	2011	350,000	1,000,000	0	0	0	0	3,675	353,675
Andrew J. Schultheis (6)	2013	300,000	150,000	143,986	36,000	0	0	6,125	636,111
Executive Vice President and General	2012	300,000	135,000	99,019	0	0	0	5,950	539,969
Counsel of Sterling Financial Corp. and
Sterling Savings Bank	2011

(1)	Base salary was adjusted mid-2013.

(2)	Represents dollar amounts earned for the fiscal year indicated. Sterling generally pays bonus compensation in February following completion of the fiscal year in which it is earned.

(3)
The 2013 RSU awards to Messrs. Seibly, Rusnak and Eckhardt represent the grant date fair value of these awards as determined for financial reporting purposes. See the "Grants of Plan-Based Awards" table below for further details on the RSUs awarded in 2013.

(4)
Includes perquisites and other compensation. Additional information regarding other compensation, including perquisites that in the aggregate exceeded $10,000 for an individual, is provided in the "Components of All Other Compensation" table below.

(5)	Mr. Rusnak joined Sterling effective January 2011.

(6)	Mr. Schultheis was not designated as a Named Executive Officer during 2011.

Components of All Other Compensation

The components of the "All Other Compensation" column in the Summary Compensation Table, including perquisites that in the aggregate exceeded $10,000 for an individual, are detailed in the following table.

Name (1)	Auto Allowance Parking Gas ($)	401(k) Matching Contribution ($)	Dividend Equivalent Rights(2) ($)	Total ($)
J. Gregory Seibly	0	6,125	21,936	28,061
Ezra A. Eckhardt	0	6,125	12,787	18,912

(1) Includes Named Executive Officers for whom the aggregate value of perquisites exceeds $10,000.
(2) Represents amounts received in 2013 as dividend payments on unvested restricted stock awards and dividend equivalent rights distributed upon distribution of deferred salary stock units.

Compensation Comparison Table

Comparison of 2013 Compensation Actions for the Named Executive Officers to Compensation Reported in the Summary Compensation Table for 2013

The following table illustrates two views of compensation for 2013, which includes: (a) the compensation actions taken by the Compensation and Governance Committee for the 2013 performance year; and (b) the compensation included in the Summary Compensation Table under the SEC rules. It also compares total 2013 compensation with total 2012 compensation.

While some elements of compensation under both views are the same, there are differences in the timing of when certain compensation is included, as set forth below. The Compensation and Governance Committee's view of compensation for 2013 includes the RSU awards granted in 2014 for the 2013 performance year. Under the SEC rules, these awards are required to be reported in the Summary Compensation Table based on when they are granted. Also under the SEC rules, 2013 compensation as set forth in the Summary Compensation Table includes the stock awards granted in 2013 for the 2012 performance year. The last column in the table shows a similar comparison of total compensation for 2012.

Comparison of (a) Compensation and Governance Committee's View of Compensation Awarded for 2013 and 2012 and (b) Compensation as Reported in the Summary Compensation Table for 2013 and 2012:

			Stock	Option	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali-fied Deferred Compensation Earnings ($)	2013	2012
	Salary	Bonus	Awards	Awards			Total	Total
Name	($)	($)	($)	($)			($)	($)
J. Gregory Seibly
(a)	766,458	579,375	819,981	0	0	0	2,193,875	1,898,188
(b)	766,458	579,375	449,997	112,513	0	0	1,936,404	2,283,946
Patrick J. Rusnak
(a)	377,885	337,500	0	0	0	0	721,510	768,450
(b)	377,885	337,500	159,980	40,004	0	0	921,494	793,455
Ezra A. Eckhardt
(a)	528,658	318,000	449,999	0	0	0	1,315,569	1,094,367
(b)	528,658	318,000	187,985	47,005	0	0	1,100,560	1,384,925
David S. DePillo
(a)	403,846	270,000	374,993	0	0	0	1,053,081	1,564,426
(b)	403,846	270,000	191,988	48,004	0	0	918,080	1,499,441
Andrew J. Schultheis
(a)	300,000	150,000	224,982	0	0	0	681,107	620,950
(b)	300,000	150,000	143,986	36,000	0	0	636,111	539,969

Grants of Plan-Based Awards

Under the direction of the Audit Committee, Sterling has reviewed its policy regarding the granting of equity awards and affirmed that Sterling has adequate procedures in place to ensure that no option grants have been or may be "back-dated" or "spring-loaded." The following tables present equity awards granted during 2013.

Name		Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)(2)
J. Gregory Seibly
	Restricted Stock Units	4/29/2013	20,680			449,997
	Salary Paid in Share Units (3)	1/4/2013	603			13,019
	Nonqualified Stock Options	4/29/2013		19,702	21.76	112,513
Patrick J. Rusnak
	Restricted Stock Units	4/29/2013	7,352			159,980
	Nonqualified Stock Options	4/29/2013		7,005	21.76	40,004
Ezra A. Eckhardt
	Restricted Stock Units	4/29/2013	8,639			187,985
	Salary Paid in Share Units (3)	1/4/2013	362			7,816
	Nonqualified Stock Options	4/29/2013		8,231	21.76	47,005
David S. DePillo
	Restricted Stock Units	4/29/2013	8,823			191,988
	Nonqualified Stock Options	4/29/2013		8,406	21.76	48,004
Andrew J. Schultheis
	Restricted Stock Units	4/29/2013	6,617			143,986
	Nonqualified Stock Options	4/29/2013		6,304	21.76	36,000

(1)
The grant date fair value for restricted stock units is represented by the closing price of Sterling common stock on the day prior to the grant date. As of April 2012, it is Sterling's practice to use the closing price of Sterling common stock on the grant date.

(2)	The grant date fair value for the mandatorily deferred stock units (salary stock) granted to Messrs. Seibly and Eckhardt is represented by the closing price of Sterling common stock on the grant date.

(3)	Salary stock was discontinued in 2012. The amounts for Messrs. Seibly and Eckhardt were earned in 2012 but paid in early 2013 due to Sterling’s payroll practice.

(4)	Grants of salary paid in the form of deferred stock units to Mr. Seibly in 2013 totaled $13,019.

(5)	Grants of salary paid in the form of deferred stock units to Mr. Eckhardt in 2013 totaled $7,816.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)(1)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)(3)	(i)	(j)
J. Gregory Seibly
7/25/2007	455	0	0	1611.72 (4)	7/26/2015
1/28/2011						4,546	$154,928
3/13/2012						28,072	$956,694
4/29/2013						20,680	$704,774
4/29/2013	0	19,702	0	21.76	2/29/2023
Patrick J. Rusnak
2/16/2011						2,823	$96,208
3/13/2012						11,239	$383,025
4/29/2013						7,352	$250,556
4/29/2013	0	7,005	0	21.76	2/29/2023
Ezra A. Eckhardt
1/28/2011						3,762	$128,209
3/13/2012						14,986	$510,723
4/29/2013						8,639	$294,417
4/29/2013	0	8,231	0	21.76	2/29/2023
David S. DePillo
3/13/2012						8,742	$297,927
10/30/2012						29,077	$990,944
4/29/2013						8,823	$300,688
4/29/2013	0	8,406	0	21.76	2/29/2023
Andrew J. Schultheis
6/8/2011						1,387	$47,269
3/13/2012						3,709	$126,403
4/29/2013						6,617	$225,507
4/29/2013	0	6,304	0	21.76	2/29/2023

(1)	Column (a) notes the grant date of each award below each Named Executive Officer.

(2)	Column (g) shows the number of restricted stock awards and restricted stock units that have not vested as of December 31, 2013.

(3)	The market value of restricted stock awards and restricted stock units is calculated using Sterling's common stock closing price of $34.08 a share, the price on December 31, 2013.

(4)	The option exercise prices per share for this grant were affected by the reverse stock split in 2010 on Sterling's common stock at a ratio of 1 for 66.

Option Exercises and Stock Vested

The following table shows the value realized as of December 31, 2013, upon exercise of stock options and vesting of stock awards by each of the Named Executive Officers during 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J. Gregory Seibly	0	0	13,715	292,137
Patrick J. Rusnak	0	0	8,471	187,717
Ezra A. Eckhardt	0	0	11,363	242,040
David S. DePillo	0	0	9,692	206,440
Andrew J. Schultheis	0	0	2,625	57,065

Nonqualified Deferred Compensation

In 2006, Sterling Bank adopted the Sterling Savings Bank DCP. Although employer contributions are permitted under the Sterling Savings Bank DCP, no employer contributions have been made under this program other than a few signing bonuses related to new hires or retention following corporate acquisitions. In 2013, Mr. Eckhardt, Mr. Rusnak and Mr. Seibly were the only Named Executive Officers to participate in the Sterling Savings Bank DCP.

Earnings under the Sterling Savings Bank DCP are based on participants' allocations among the following measurement funds.

Fund	Annualized Return for 2013
Fidelity VIP Money Market Svc2	0.01%
Great-West Loomis Sayles Bond Initial	8.05%
DWS VIP II Large Cap Value A	30.89%
Dreyfus Stock Index Fund	32.03%
Janus Aspen Forty Instl	31.23%
Fidelity VIP MidCap: Svc 2	35.87%
DWS Small Mid Cap Value VIP A	35.24%
Dreyfus VIF International Equity Initial	17.74%
Fidelity VIP Contrafund Svc 2	30.95%

Distributions are made under the Sterling Savings Bank DCP following a participant's death, disability, retirement or termination of service in a lump sum or up to 15 annual installments as elected by the participant. Participants may elect to receive a scheduled distribution during employment with certain exclusions. As of December 31, 2013, there were 21 active participants in the Sterling Savings Bank DCP. Participants may contribute up to 75% of their base salary and up to 100% of commissions, bonuses and Director fees. The deferred amounts are credited to the participants' accounts, which do not hold assets but are maintained for record-keeping purposes. The earnings are credited based on the return of measurement funds selected by the participants. The measurement funds are designed to mirror the performance of mutual funds selected by the plan committee. All participant contributions vest immediately. Each year, based on a written agreement (such as an employment agreement) or at its sole discretion, Sterling may contribute amounts to all, some or none of the participants. The vesting of the Sterling contributions is determined based on the written agreement between the participant and Sterling or based on a vesting schedule determined by the plan committee. Within 60 days after the later of the first business day of the plan year following the plan year in which a participant retires, or the last day of the six month period immediately following the date on which a participant retires, the participant's account will be distributed either in a lump sum or installments up to 15 years as elected by the participant. Within 60 days after the plan committee is notified of a participant's death or a participant becomes disabled, the participant's account will be distributed in a lump sum. Within 60 days after the last day of the six-month period immediately following the date on which employment terminates, the participant's account will be distributed in a lump sum payment. Participants may elect to receive a scheduled distribution with certain exclusions. Although the benefits provided are considered in determining the overall compensation of the executive officers, in general they do not impact the other types of compensation provided to them. As of January 1, 2009, the Sterling Savings Bank DCP was amended and restated to comply with Section 409A of the Internal Revenue Code and the final regulations promulgated thereunder.

The following table reflects the accumulated balances under all of the deferred compensation arrangements maintained by Sterling in which the Named Executive Officers participate.

Name	Plan	Executive Contributions in Last FY ($)	Sterling Contributions in Last FY ($)	Aggregate Earnings (Losses) in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)(1)
J. Gregory Seibly	Sterling Savings DCP	0	0	27,388	0	362,392
	Salary Stock	0	0	0	530,842 (2)	0
Patrick J. Rusnak	Sterling Savings DCP	133,975	0	85,089	0	435,594
Ezra A. Eckhardt	Sterling Savings DCP	0	0	8,560	0	51,692
	Salary Stock	0	0	0	310,062 (2)	0
David S. DePillo	Sterling Savings DCP	0	0	0	0	0
Andrew J. Schultheis	Sterling Savings DCP	0	0	0	0	0

(1) A portion of the amounts listed in this column has been reported in the Summary Compensation Table for prior fiscal years. The amounts previously reported are as follows: Mr. Seibly $1,148,162; Mr. Rusnak $200,000 and Mr. Eckhardt $605,198. No amounts have been included in prior years for Messrs. DePillo and Schultheis.

(2) Represents distributions on April 1, 2013 and October 1, 2013 of salary stock awards granted to Messrs. Seibly and Eckhardt in 2012, and distribution of the dividend equivalent rights accrued with respect to the salary stock award distribution.

Potential Post-Employment Payments

The determination of payout of post-employment compensation, benefits, and perquisites for the executive officers is based on the terms of each plan document governing the individual benefit plans as well as the CIC Plan, previously described under the "Change in Control Plan" section.

J. Gregory Seibly. During 2013, Mr. Seibly's annual base salary was $772,500. Mr. Seibly's employment agreement was replaced in early 2012 by Sterling's CIC Plan, as previously described under the "Change in Control Plan" section. The estimated total value of payments and benefits that would be due Mr. Seibly if he had been terminated on December 31, 2013, are disclosed in the following table.

J. Gregory Seibly(1)

	Death ($)	Long- term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)
Severance or Other Cash Payments (2)	0	0	0	0	178,269	3,978,714
Accelerated Vesting of Restricted Stock	0	0	0	0	1,816,396	1,816,396
Accelerated Stock Options (3)	0	0	0	0	0	242,729

Nonqualified Defined Contribution Plans (4)	362,392	362,392	362,392	362,392	362,392	362,392
Long-Term Disability Benefit (5)	0	156,000	0	0	0	0
Vacation Pay (6)	74,279	74,279	74,279	74,279	74,279	74,279

Total	436,671	592,671	436,671	436,671	614,940	6,474,510

(1)
All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2013. The post-employment payments in the table represent the amounts executive would have been entitled to under the CIC Plan in existence on December 31, 2013 and benefit programs between the executive and Sterling.

(2)
Severance or other cash payments are derived from several sources: the long-term disability payment represents the value of Mr. Seibly's bonus for 2013 payable under the disability retirement provisions of the Sterling Financial Corporation Incentive Guidelines, permitting payment of the earned incentive compensation if employee has two years of service and terminates employment before the payout date due to a disability; the without cause termination payment is equal to 12 weeks of base salary payable under the Sterling Savings Bank Severance Policy and Plan, which is applicable to all employees of Sterling and Sterling Bank; and the change in control payment is based on his monthly 2013 salary and monthly target just bonus figure multiplied by 30 months, plus Sterling's 2013 monthly COBRA cost for the medical and dental benefits less the amount paid by Mr. Seibly for his elected coverage multiplied by 18 months. A qualifying termination following a change in control occurs if there is an involuntary separation from service or a constructive discharge within two years following a change in control event, as determined under the CIC Plan.

(3)	Assumes executive exercised stock options based on a price per share of Sterling common stock of $34.08 on 12/31/13.

(4)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see "Deferred Compensation Plans" in the "Components of Compensation" section).

(5)	Represents value of annual long-term disability insurance benefit.

(6)	Assumes executive is entitled to maximum amount of accrued vacation time and did not use any vacation time during 2013.

Patrick J. Rusnak. During 2013, Mr. Rusnak's annual base salary was $375,000. Beginning in 2012, Mr. Rusnak became a participant in the CIC Plan, as previously described under the "Change in Control Plan" section. The estimated total value of payments and benefits that would be due Mr. Rusnak if he had been terminated on December 31, 2013, are disclosed in the following table.

Patrick J. Rusnak (1)

	Death ($)	Long- term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)
Severance or Other Cash Payments (2)	0	0	0	0	86,538	1,332,095
Accelerated Vesting of Restricted Stock	0	0	0	0	0	729,789
Accelerated Stock Options (3)	0	0	0	0	0	86,302

Nonqualified Defined Contribution Plans (4)	435,594	435,594	435,594	435,594	435,594	435,594
Long-Term Disability Benefit (5)	0	156,000	0	0	0	0
Vacation Pay (6)	36,058	36,058	36,058	36,058	36,058	36,058

Total	471,652	627,652	471,652	471,652	558,190	2,619,838

(1)
All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2013. The post-employment payments in the table represent the amounts executive would be entitled to under the CIC Plan in existence on December 31, 2013 and the benefit programs in which executive participates.

(2)
Severance or other cash payments are derived from several sources: the without cause termination payment is equal to 12 weeks of base salary payable under the Sterling Savings Bank Severance Policy and Plan, which is applicable to all employees of Sterling and Sterling Bank; and the change in control payment is based on Mr. Rusnak's monthly 2013 salary and monthly target bonus figure multiplied by 24 months, plus Sterling's 2012 monthly COBRA cost for the medical and dental benefits less the amount paid by Mr. Rusnak for his elected coverage multiplied by 18 months. A qualifying termination following a change in control occurs if there is an involuntary separation from service or a constructive discharge within two years following a change in control event, as determined under the CIC Plan.

(3)	Assumes executive exercised stock options based on a price per share of Sterling common stock of $34.08 on 12/31/13.

(4)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see "Deferred Compensation Plans" in the "Components of Compensation" section).

(5)	Represents annual value of long-term disability insurance benefit.

(6)	Assumes executive is entitled to maximum amount of accrued vacation time and did not use any vacation time during 2013.

Ezra Eckhardt. During 2013, Mr. Eckhardt's annual base salary was $525,000. Mr. Eckhardt's employment agreement was replaced in early 2012 by Sterling's CIC Plan, as previously described under the "Change in Control Plan" section. The estimated total value of payments and benefits that would be due Mr. Eckhardt if he had been terminated on December 31, 2013, are disclosed in the following table.

Ezra A. Eckhardt(1)

	Death ($)	Long- term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)
Severance or Other Cash Payments (2)	0	0	0	0	122,308	2,457,595
Accelerated Vesting of Restricted Stock	0	0	0	0	0	422,626
Accelerated Stock Options (3)	0	0	0	0	0	101,406

Nonqualified Defined Contribution Plans (4)	51,692	51,692	51,692	51,692	51,692	51,692
Long-Term Disability Benefit (5)	0	156,000	0	0	0	0
Vacation Pay (6)	50,962	50,962	50,962	50,962	50,962	50,962

Total	102,654	258,654	102,654	102,654	224,962	3,084,281

(1)
All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2013. The post-employment payments in the table represent the amounts executive would have been entitled to under the CIC Plan in existence on December 31, 2013 and benefit programs between the executive and Sterling.

(2)
Severance or other cash payments are derived from several sources: the long-term disability payment represents the value of Mr. Eckhardt's bonus for 2013 payable under the disability retirement provisions of the Sterling Financial Corporation Incentive Guidelines, permitting payment of the earned incentive compensation if employee has two years of service and terminates employment before the payout date due to a disability; the without cause termination payment is equal to 12 weeks of base salary payable under the Sterling Savings Bank Severance Policy and Plan, which is applicable to all employees of Sterling and Sterling Bank; and the change in control payment is based on his monthly 2013 salary and monthly target bonus figure multiplied by 30 months, plus Sterling's 2013 monthly COBRA cost for the medical and dental benefits less the amount paid by Mr. Eckhardt for his elected coverage multiplied by 18 months. A qualifying termination following a change in control occurs if there is an involuntary separation from service or a constructive discharge within two years following a change in control event, as determined under the CIC Plan.

(3)	Assumes executive exercised stock options based on a price per share of Sterling common stock of $34.08 on 12/31/13.

(4)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see "Deferred Compensation Plans" in the "Components of Compensation" section).

(5)	Represents annual value of long-term disability insurance benefit.

(6)	Assumes executive is entitled to maximum amount of accrued vacation time and did not use any vacation time during 2013.

David S. DePillo. During 2013, Mr. DePillo's annual base salary was $400,000. Beginning in 2012, Mr. DePillo became a participant in the CIC Plan, as previously described under the "Change in Control Plan" section. The estimated total value of payments and benefits that would be due Mr. DePillo if he had been terminated on December 31, 2013, are disclosed in the following table.

David S. DePillo (1)

	Death ($)	Long- term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)
Severance or Other Cash Payments (2)	0	0	0	0	92,308	1,536,558
Accelerated Vesting of Restricted Stock	0	0	0	0	0	2,100,282
Accelerated Stock Options (3)	0	0	0	0	0	103,562

Nonqualified Defined Contribution Plans (4)	0	0	0	0	0	0
Long-Term Disability Benefit (5)	0	156,000	0	0	0	0
Vacation Pay (6)	38,462	38,462	38,462	38,462	38,462	38,462

Total	38,462	194,462	38,462	38,462	130,770	3,778,864

(1)
All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2013. The post-employment payments in the table represent the amounts executive would be entitled to under the CIC Plan in existence on December 31, 2013 and the benefit programs in which executive participates.

(2)
Severance or other cash payments are derived from several sources: the without cause termination payment is equal to 12 weeks of base salary payable under the Sterling Savings Bank Severance Policy and Plan, which is applicable to all employees of Sterling and Sterling Bank; and the change in control payment is based on Mr. DePillo's monthly 2013 salary and monthly target bonus figure multiplied by 24 months, plus Sterling's 2013 monthly COBRA cost for the medical and dental benefits less the amount paid by Mr. DePillo for his elected coverage multiplied by 18 months. A qualifying termination following a change in control occurs if there is an involuntary separation from service or a constructive discharge within two years following a change in control event, as determined under the CIC Plan.

(3)	Assumes executive exercised stock options based on a price per share of Sterling common stock of $34.08 on 12/31/13.

(4)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see "Deferred Compensation Plans" in the "Components of Compensation" section).

(5)	Represents annual value of long-term disability insurance benefit.

(6)	Assumes executive is entitled to maximum amount of accrued vacation time and did not use any vacation time during 2013.

Andrew J. Schultheis. During 2013, Mr. Schultheis’ annual base salary was $300,000. Beginning in 2012, Mr. Schultheis became a participant in the CIC Plan, as previously described under the "Change in Control Plan" section. The estimated total value of payments and benefits that would be due Mr. Schultheis if he had been terminated on December 31, 2012, are disclosed in the following table.

Andrew J. Schultheis (1)

	Death ($)	Long- term Disability ($)	Retirement or Resignation ($)	Termination for Cause ($)	Termination Without Cause or Constructive Discharge ($)	Qualifying Termination Following Change in Control ($)
Severance or Other Cash Payments (2)	0	0	0	0	69,231	979,595
Accelerated Vesting of Restricted Stock	0	0	0	0	0	399,179
Accelerated Stock Options (3)	0	0	0	0	0	77,665

Nonqualified Defined Contribution Plans (4)	0	0	0	0	0	0
Long-Term Disability Benefit (5)	0	120,000	0	0	0	0
Vacation Pay (6)	28,846	28,846	28,846	28,846	28,846	28,846

Total	28,846	148,846	28,846	28,846	98,077	1,485,285

(1)
All disclosure regarding post-employment payments in this table assumes that the executive separated from service on December 31, 2013. The post-employment payments in the table represent the amounts executive would have been entitled to under the CIC Plan in existence on December 31, 2013 and benefit programs between the executive and Sterling.

(2)
Severance or other cash payments are derived from several sources: the without cause termination payment is equal to 12 weeks of base salary payable under the Sterling Savings Bank Severance Policy and Plan, which is applicable to all employees of Sterling and Sterling Bank; and the change in control payment is based on Mr. Schultheis' monthly 2013 salary and monthly target bonus figure multiplied by 24 months, plus Sterling's 2013 monthly COBRA cost for the medical and dental benefits less the amount paid by Mr. Schultheis for his elected coverage multiplied by 18 months. A qualifying termination following a change in control occurs if there is an involuntary separation from service or a constructive discharge within two years following a change in control event, as determined under the CIC Plan.

(3)	Assumes executive exercised stock options based on a price per share of Sterling common stock of $34.08 on 12/31/13.

(4)	This represents the combined value in the Deferred Compensation Plans maintained by Sterling (see "Deferred Compensation Plans" in the "Components of Compensation" section).

(5)	Represents value of annual long-term disability insurance benefit.

(6)	Assumes executive was entitled to maximum amount of accrued vacation time and did not use any vacation time during 2013.

Conditions and Obligations

In addition to the conditions and obligations under the CIC Plan, the restricted stock unit award documents under the 2010 Long-Term Incentive Plan also contain a non-solicitation clause, prohibiting award recipients from soliciting clients or customers of Sterling for a business that competes with Sterling or from interfering with the relationship between Sterling and its employees, including soliciting employees for new employment.

Compensation of Directors

During 2013, the Compensation Committee and the Board generally did not change the compensation for non- employee Directors. Accordingly, in 2013, non-employee Directors were compensated for their services as Directors by receiving a $100,000 retainer, paid 50% in cash and 50% in shares of Sterling common stock, except for Mr. Biller, who received $1,659,000 for his services as non-executive Chairman of the Board pursuant to his agreement as further described below. In addition, Ms. Boyer received $10,000 for her service as Chair of the Audit Committee, Mr. Hartheimer received $10,000 for his service as Chair of the Credit and Risk Committee and Mr.Edwards received $5,000 for his service as Chair of the Sterling Bank Directors Trust Committee. In December 2012, based in part, upon the recommendation of compensation consultant Cook & Co., the Board approved the same level of compensation for non-employee Directors for 2013. Although the amount of compensation will remain the same, for 2013 30% of the equity portion of the compensation was awarded in the form of stock options and the remainder of the equity was awarded in the form of restricted stock units. Given the pending merger with Umpqua, it was determined that compensation paid to non-employee Directors for 2014 would be paid in cash on a quarterly basis at the same amount for 2013.

On January 25, 2013, Sterling entered into an agreement (the "Biller Agreement") with Mr. Biller, pursuant to which Mr. Biller has agreed to continue to serve as non-executive Chairman and a member of the Board. Pursuant to the Biller Agreement, Mr. Biller's duties include, but are not limited to: leadership of the Board, including oversight of the Board committee processes; the composition and effectiveness of the Board; ensuring the quality of management processes related to capital, asset quality, earnings and liquidity; ensuring the desired management team is in place, including a developing pool of strong successors; and communicating with regulators on behalf of the Board. The Biller Agreement sets Mr. Biller's compensation for the period beginning January 1, 2013 and ending on December 31, 2014 and reflects a reduction in the level of compensation provided under Mr. Biller's prior compensation agreement. Pursuant to the Biller Agreement, Sterling is expected to pay Mr. Biller an annual director's fee of $150,000, paid in accordance with Sterling's standard practice for director fees. In addition, during Mr. Biller's service as Chairman of the Compensation and Governance Committee, he will receive an annual retainer of $10,000. In recognition of his responsibilities as non-executive Chairman of the Board, Mr. Biller will also receive annual compensation of $1,000,000, with 50% payable in cash and 50% payable in stock options. The cash portion is payable in quarterly installments beginning March 31, 2013. The stock option portion is payable in non- qualified stock options under Sterling's 2010 Long Term Incentive Plan. The full number of stock options for the two-year period were granted on January 29, 2013 at an exercise price of $21.47 which is equal to the then fair market value of Sterling's common stock. The stock options will vest in 25% increments beginning on June 30, 2013, with an additional 25% vesting on each six-month anniversary thereafter, until such stock options are fully vested. In the event Mr. Biller ceases to serve on the Board for any reason other than a termination for cause or a voluntary resignation, including following a Change in Control of Sterling, as that term is defined in Sterling’s CIC Plan, all remaining cash payments shall remain due and payable and all stock options will become fully vested and exercisable. In the event Mr. Biller is terminated for cause or voluntarily resigns from the Board, any amount not yet paid in cash or any stock options that remain unvested shall be forfeited.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($) (2)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Howard P. Behar	50,000		34,990	14,996	0	0	0	99,986
Leslie S. Biller	660,000		0	999,982	0	0	0	1,659,982
Paula E. Boggs	29,167		30,441	13,047	0	0	0	72,655
Ellen R. M. Boyer	60,000	(3)	34,990	14,996	0	0	0	109,986
Joshua Bresler	33,333		33,930	14,548	0	0	0	81,811
David A. Coulter	50,000		34,990	14,996	0	0	0	99,986
Robert C. Donegan	50,000		34,990	14,996	0	0	0	99,986
C. Webb Edwards	55,000	(4)	34,990	14,996	0	0	0	104,986
William L. Eisenhart	50,000		34,990	14,996	0	0	0	99,986
Robert H. Hartheimer	60,000	(5)	34,990	14,996	0	0	0	109,986
Scott L. Jaeckel	16,667		0	0	0	0	0	16,667
Maria M. Pope	29,167		30,441	13,047	0	0	0	72,655
Michael F. Reuling	50,000		34,990	14,996	0	0	0	99,986

(1)
Includes all Directors who served as Directors of Sterling during 2013. Director Seibly is omitted from this table because he was a Named Executive Officer who received no separate compensation for his services as a Director during 2013.

(2)	Includes cash payments made to Directors of Sterling during 2013 as part of their annual director compensation.

(3)	In conjunction with her service as Chair of the Audit Committee, Director Boyer received additional compensation of $10,000 in 2013.

(4)	In conjunction with his service as Chair of Sterling Bank's Directors Trust Committee, Director Edwards received additional compensation of $5,000 in 2013.

(5)	In conjunction with his service as Chair of the Credit and Risk Committee, Director Hartheimer received additional compensation of $10,000 in 2013.

The following table shows the aggregate number of stock awards and option awards outstanding for each non- employee Director as of December 31, 2013. A total of 16,505 stock awards previously granted to non-employee Directors of Sterling remained outstanding as of December 31, 2013.

Director Equity Award Table

Name	Aggregate Stock Awards Outstanding as of 12/31/2013 (#) (1)	Aggregate Option Awards Outstanding as of 12/31/2013 (#) (2)	Grant Date Fair Value of Stock and Option Awards Made During 2013 ($)
Howard P. Behar	1,608	2,626	49,986
Leslie S. Biller	0	141,044	999,982
Paula E. Boggs	1,169	1,817	43,488
Ellen R.M. Boyer	1,608	2,626	49,986
Joshua Bresler	1,303	2,026	48,478
David A. Coulter	1,608	2,626	49,986
Robert C. Donegan	1,608	2,657	49,986
C. Webb Edwards	1,608	2,626	49,986
William L. Eisenhart	1,608	2,848	49,986
Robert H. Hartheimer	1,608	2,626	49,986
Scott L. Jaeckel	0	0	0
Maria M. Pope	1,169	1,817	43,488
Michael F. Reuling	1,608	2,806	49,986

(1) The aggregate stock awards presented in the table are intended to include only unvested restricted stock awards.
(2) The aggregate option awards presented in the table include both vested and unvested stock option awards.

COMPENSATION AND GOVERNANCE COMMITTEE REPORT

The Compensation and Governance Committee has reviewed and discussed with Sterling's management the Compensation Discussion and Analysis contained in this report and based upon such review and discussion, the Compensation and Governance Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Compensation and Governance Committee of the Board of Directors of Sterling Financial
Corporation.

Leslie S. Biller, Chairman
Howard P. Behar
Joshua D. Bresler
Paula E. Boggs
David A. Coulter
William L. Eisenhart
Michael F. Reuling

COMPENSATION AND GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation and Governance Committee served as an officer or employee of Sterling during fiscal 2013, is formerly an officer of Sterling, or has had any relationships or participated in any related party transactions that qualify as "interlocking" or cross-board memberships that are required to be disclosed under the rules and regulations of the SEC. See the "Interests of Directors Officers and Others in Certain Transactions" section in this Form 10-K/A for a general description of transactions and relationships Directors and executive officers and their associates may have had with Sterling and its affiliates during the year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about Sterling's common stock that may be issued upon the exercise of options, warrants and rights under Sterling's equity compensation plans as of December 31, 2013.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:
Stock Options	252,626	$50.87	0
Restricted Stock Units (RSUs)	454,079	N/A	0
Subtotal	706,705	$50.87	4,936,148

Employee Stock Purchase Plan	0	N/A	1,924,886

Equity compensation plans not approved by shareholders:	None	None	None

Total	706,705	$50.87	6,861,034	(1)

(1)
Sterling's equity compensation plans provide that an aggregate total of up to 6,861,034 shares may be granted as stock options, restricted stock, other equity incentive awards authorized under the equity compensation plans, or shares under the ESPP.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2014, information as to shares of our common stock beneficially owned by each of our directors, executive officers, 5% or greater owners of our common stock, and by all of our executive officers and directors as a group. Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the economic sense. In general, beneficial ownership includes voting or investment power over shares, as well as shares that a person has the right to acquire within 60 days. Except as otherwise noted, the shareholders named in the table below have sole voting and investment power over all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Common Stock (2)
Beneficial Owners of More than 5%
Funds affiliated with Thomas H. Lee Partners, L.P 100 Federal Street, 35th Floor Boston, MA 02110	14,419,039	(3)	23.09
Warburg Pincus Private Equity X, L.P. c/o Warburg Pincus LLC 450 Lexington Avenue New York, NY 10017	14,421,660	(4) (5)	23.09
Wellington Management Company, LLP. 280 Congress Street Boston, MA 02210	3,538,192	(6)	5.67

Directors and Executive Officers
Howard P. Behar	57,999	(7)	*
Leslie S. Biller	600,826	(8)	*
Paula E. Boggs	1,817	(9)	*
Ellen R.M. Boyer	8,152	(10)	*
Joshua D. Bresler	14,421,065	(3) (11) (14)	23.09
Robert G. Butterfield	4,170	(12)	*
David A. Coulter	14,421,660	(4) (5) (13) (14)	23.09
David S. DePillo	256,532	(15)	*
Robert C. Donegan	9,062	(16)	*
Ezra A. Eckhardt	91,837	(17)	*
C. Webb Edwards	7,999	(18)	*
William L. Eisenhart	18,214	(19)	*
Robert H. Hartheimer	30,729	(20)	*
Steven D. Hauschild	17,050	(21)	*
Maria M. Pope	1,817	(22)	*
Michael F. Reuling	10,395	(23)	*
Patrick J. Rusnak	17,148	(24)	*
Andrew J. Schultheis	8,209	(25)	*
J. Gregory Seibly	88,733	(26)	*
All Directors and Executive Officers as a Group (19 persons)	30,073,414		47.09
* Less than 1%

(1)
In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Sterling common stock over which he or she has voting or investment power and of which he or she has the right to acquire beneficial ownership within 60 days of March 31, 2014. The table includes shares owned by spouses, other immediate family members, in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held as restricted stock and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.

(2)	Based on shares outstanding at March 31, 2014 of 62,452,826.

(3)
Shares listed as owned by THL are owned of record by Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors L.P. (the "THL Funds"), and THL Managers VI, LLC. Thomas H. Lee Equity Fund VI, L.P. is the holder of 7,134,979 shares of common stock and a portion of the Anchor Investor Warrant exercisable for 1,465,554 shares of common stock. Thomas H. Lee Parallel Fund VI, L.P. is the holder of 4,831,433 shares of common stock and a portion of the Anchor Investor Warrant exercisable for 1,465,554 shares of common stock. Thomas H. Lee Parallel (DT) Fund VI, L.P. is the holder of 843,956 shares of common stock and a portion of the Anchor Investor Warrant exercisable for 1,465,554 shares of common stock. THL Sterling Equity Investors, L.P. is the holder of 137,744 shares of common stock and a portion of the Anchor Investor Warrant exercisable for 1,465,554 shares of common stock. THL Managers VI, LLC is the holder of 5,373 shares of common stock. The general partner of the THL Funds is THL Equity Advisors VI, LLC. The sole member of THL Equity Advisors VI, LLC is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC, whose managing member is THL Holdco, LLC. Voting and investment determinations with respect to the shares held by the THL Funds are made by the management committee of THL Holdco, LLC. Anthony J. DiNovi and Scott M. Sperling are the members of the management committee of THL Holdco, LLC, and as such may be deemed to share beneficial ownership of the shares held or controlled by the THL Funds. Each of Messrs. DiNovi and Sperling disclaims beneficial ownership of such securities. The address of each of Messrs. DiNovi and Sperling is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.

(4)
Warburg Pincus, a Delaware limited partnership, together with Warburg Pincus X Partners, L.P., an affiliated Delaware limited partnership (together, "WP X"), is the holder of 12,948,107 shares of common stock and the Anchor Investor Warrant exercisable for 1,465,554 shares of common stock. Warburg Pincus X, L.P., a Delaware limited partnership ("WP X LP"), is the general partner of WP X; Warburg Pincus X, LLC, a Delaware limited liability company ("WP X LLC") is the general partner of WP X LP; Warburg Pincus Partners, LLC, a New York limited liability company ("WP Partners") is the sole member of WP X LLC and Warburg Pincus & Co., a New York general partnership ("WP") is the managing member of WP Partners. Warburg Pincus LLC, a New York limited liability company ("WP LLC") manages the WP X Funds. Messrs. Charles R. Kaye and Joseph P. Landy are each a Managing General Partner of WP and Managing Member and Co-President of WP LLC and may be deemed to control the Warburg Pincus entities. The address of Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.

(5)
Under applicable securities laws, as a Partner of WP and a Member and Managing Director of WP LLC, Mr. David A. Coulter may be deemed to be the beneficial owner of the common stock and the Anchor Investor Warrant held by the WP X Funds, and shares listed as owned by the WP X Funds include 5,373 shares issued to Mr. Coulter in his individual capacity. See note (14) below.

(6)	Beneficial ownership of Wellington Management Company, LLP is based on its Form 13F filed with the SEC on November 14, 2013, with respect to holdings as of September 30, 2013.

(7)	Includes 2,626 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(8)	The Les and Sheri Biller Revocable Trust holds 600,826 shares. Includes 70,522 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(9)	Includes 1,817 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(10)	Includes 2,626 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(11)	Includes 2,026 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(12)
Includes 76 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014, and 168 shares held as of December 31, 2013 for Mr. Butterfield's individual account under the 401(k) Plan.

(13)	Includes 2,626 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(14)
Under applicable securities laws, Mr. Bresler and Mr. Coulter disclaim beneficial ownership of the common stock and the Anchor Investor Warrant, except to the extent of their respective pecuniary interest in such common stock or Anchor Investor Warrant.

(15)	Includes 41 shares held as of December 31, 2013 for Mr. DePillo’s individual account under the 401(k) Plan.

(16)	Includes 2,657 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(17)
Includes 2,058 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014, and 13,340 shares held as of December 31, 2013 for Mr. Eckhardt’s individual account under the 401(k) Plan.

(18)	Includes 2,626 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(19)	Includes 2,734 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(20)	Includes 2,626 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(21)
Includes 1,427 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014, and 487 shares held as of December 31, 2013 for Mr. Hauschild's individual account under the 401(k) Plan.

(22)	Includes 1,817 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(23)	Includes 2,806 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(24)
Includes 1,751 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014, Includes 14 shares held as of December 31, 2013 for Mr. Rusnak's individual account under the 401(k) Plan.

(25)	Includes 1,576 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014.

(26)
Includes 5,381 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2014, and 2,631 shares held as of December 31, 2013 for Mr. Seibly's individual account under the 401(k) Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

INTERESTS OF DIRECTORS, OFFICERS AND OTHERS IN CERTAIN TRANSACTIONS

Sterling's Audit Committee Charter authorizes the Audit Committee to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis. Related party transactions are not permitted unless approved by the Audit Committee or another independent body of the Board.

Certain of the Directors and executive officers of Sterling and its subsidiaries were customers of and had transactions with Sterling Bank during 2013. In addition, certain Directors and executive officers are officers, directors or shareholders of corporations or members of partnerships that were customers of or had transactions with Sterling Bank during 2013. All loans made to Directors and executive officers were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Sterling, and did not involve more than the normal risk of collectability or present other unfavorable features.

Affirmative Determinations Regarding Director Independence

The Board has determined that each of the following Directors is an "independent director" as such term is defined by the rules of NASDAQ and the SEC:

Howard P. Behar	Robert C. Donegan
Leslie S. Biller	C. Webb Edwards
Paula E. Boggs	William L. Eisenhart
Ellen R.M. Boyer	Robert H. Hartheimer
Joshua D. Bresler	Maria M. Pope
David A. Coulter	Michael F. Reuling

In addition, the Board has determined the members of the Audit Committee and the Compensation and Governance Committee meet the independence requirements applicable to those committees prescribed by the NASDAQ rules and the applicable rules and regulations of the SEC. Although the NASDAQ and the SEC have not prescribed independence requirements for the Credit and Risk Committee, the members of the Credit and Risk Committee have also been deemed to be independent Directors. These rules generally provide that an "independent director" is a person other than an officer or employee of Sterling or its subsidiaries or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. The NASDAQ rules also provide specific criteria that, if met, disqualify a Director from being deemed independent.

In considering the independence of the Directors, the Board specifically considered those matters disclosed in "Interests of Directors, Officers and Others in Certain Transactions" section of this Form 10-K/A as well as the Directors' ownership of Sterling stock. Except as otherwise disclosed, there were no specific transactions, relationships or arrangements that were considered by the Board in determining the independence of any of the Directors.

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KPMG served as Sterling's independent registered public accounting firm for the fiscal years ended December 31, 2013 and December 31, 2012.

The following table presents the aggregate fees and expenses billed to Sterling for the fiscal years ended December 31, 2012 and December 31, 2013 by KPMG, for professional audit services rendered in connection with the audit of Sterling's annual financial statements for the years ended December 31, 2012 and December 31, 2013 and fees billed for other services rendered by KPMG during those periods.

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$955,400	$925,000
Audit Related Fees (2)	72,765	0
Tax Fees (3)	46,256	0
All Other Fees (4)	0	0

Total	$1,074,424	$925,000

(1)
Audit Fees consist of aggregate fees and expenses billed for professional services rendered for the audit of Sterling's annual financial statements, the reviews of the financial statements included in Sterling's periodic reports filed with the SEC on Forms 10-Q, SEC registration statement services, and the audits of the financial statements of Sterling's subsidiaries. Fees for 2012 and 2013 include the integrated audit of Sterling's consolidated financial statements and management's report on thd effectiveness of internal controls over financial reporting as required by the Public Company Accounting Oversight Boardand the SEC.

(2)	Audit Related Fees consist of fees related to the due diligence for the pending merger with Umpqua

(3)	Tax Fees relate to tax consultations relating to the pending merger with Umpqua and other miscellaneous tax consulting fees.

(4)	There were no other services provided by KPMG during 2012 and 2013.

PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

It is the responsibility of Sterling's Audit Committee to pre-approve all audit and non-audit services provided by its independent registered public accounting firm. The Audit Committee has adopted a policy authorizing certain permissible audit and non-audit services to be performed by its independent registered public accounting firm with subsequent reporting and oversight required by the Audit Committee. Permissible services, not pre-approved pursuant to this policy, require specific review and approval prior to the engagement by the Audit Committee, or a designated member. Specific pre-approval of such permissible services with estimated fees of $2,500 or less may be waived via the de minimis exception rule. Procedures are in place to ensure the Audit Committee chairman is notified in the event the de minimis rule is used. All services rendered by and fees paid to its independent registered public accounting firm are reported to and monitored quarterly by the Audit Committee. The Audit Committee considers whether the provision of related audit services is compatible with maintaining the independent registered public accounting firm's independence. To assist the Audit Committee in its oversight responsibilities, the pre- approval policy identifies the three basic principles of independence with respect to services provided by the independent registered public accounting firm, as well as the non-audit services the independent registered public accounting firm is prohibited from providing. All services provided by KPMG in each of the last two fiscal years were pre-approved by the Audit Committee.

AUDIT COMMITTEE REPORT

During 2013, Directors Boyer, Donegan, Edwards, Hartheimer and Pope served on the Audit Committee, with Director Boyer serving as Chair. As more fully described in the Audit Committee Charter, the Audit Committee is responsible for overseeing Sterling's accounting and financial reporting processes, including the quarterly reviews and the annual audit of Sterling's consolidated financial statements by its independent registered public accounting firm, Sterling's independent registered public accounting firm. KPMG currently serves as Sterling's independent registered public accounting firm and has conducted the integrated audit of Sterling's financial statements and internal control over financial reporting for 2013. The Sarbanes-Oxley Act of 2002 requires the Audit Committee to be directly responsible for the appointment, compensation and oversight of the audit work of the independent registered public accounting firm. The Audit Committee has appointed KPMG to serve as the independent registered public accounting firm to conduct an audit of Sterling's financial statements and internal control over financial reporting for the fiscal year ending December 31, 2013, and all interim period reviews.

As part of fulfilling its responsibilities, the Audit Committee has reviewed and discussed Sterling's audited financial statements with management. The Audit Committee has also discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standards No. 16 (Communication with Audit Committees), as amended and adopted by the Public Company Accounting Oversight Board ("PCAOB") in Rule 3200T. Finally, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Rule 3526 (Communication with Audit Committees Concerning Independence) of the PCAOB and has discussed with the independent registered public accounting firm that firm's independence.

Based on its review and discussions, the Audit Committee recommended to the Board that the audited financial statements for 2013 be included in Sterling's 2013 Annual Report on Form 10-K filed with the SEC.

Submitted by the Audit Committee of the Board of Sterling Financial Corporation.
Ellen R.M. Boyer, Chair
Robert C. Donegan
C. Webb Edwards
Robert H. Hartheimer
Maria M. Pope

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents which are filed as a part of this report:

1.
Financial Statements: The required financial statements are incorporated herein by reference to the financial statements and the notes thereto contained in pages F-1 through F-56 of the Original Form 10-K.

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

STERLING FINANCIAL CORPORATION

April 17, 2014	/s/ J. Gregory Seibly
J. Gregory Seibly
President, Chief Executive Officer and Director

Exhibit No.	Exhibit Index

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

E-1

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

10.15	Sterling Financial Corporation 2011 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated July 8, 2011 and incorporated by reference herein.

10.16	Sterling Financial Corporation 2010 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated December 9, 2010 and incorporated by reference herein.

10.17	Sterling Financial Corporation 2007 Long-Term Incentive Plan. Filed as Exhibit 99.1 to Sterling's Registration Statement on Form S-8 dated July 30, 2007 and incorporated by reference herein.

E-2

Exhibit No.	Exhibit Index
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

21.1*	List of Subsidiaries of Sterling.

23.1*	Consent of KPMG, LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS**	XBRL Instance Document. Furnished herewith.

101.SCH**	XBRL Taxonomy Extension Schema. Furnished herewith.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase. Furnished herewith.

101.LAB**	XBRL Taxonomy Extension Label Linkbase. Furnished herewith.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase. Furnished herewith.
*	Previously filed with Sterling's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 26, 2014.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections. Furnished as exhibits to Sterling's Annual Report on Form 10-K filed February 26, 2014.

E-3